Form 10-Q
period 1996-03-31
GROUP TECHNOLOGIES CORP
filed 1996-05-14
CIK 864240

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-Q

(MARK ONE)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM      TO       .
                                                          -----  -------

                       COMMISSION FILE NUMBER: 0-24020

                        GROUP TECHNOLOGIES CORPORATION

            (Exact name of registrant as specified in its charter)

           FLORIDA                                     59-2948116
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

                         10901 MALCOLM MCKINLEY DRIVE
                             TAMPA, FLORIDA 33612
         (Address of principal executive offices, including zip code)

                                (813) 972-6000
             (Registrant's telephone number, including area code)
                     ____________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

As of May 10, 1996 there were 16,220,629 shares of the Registrant's Common Stock outstanding.

                                     INDEX


PART I.    FINANCIAL INFORMATION
           ITEM 1.  FINANCIAL STATEMENTS

                    Consolidated Statements of Operations for the
                         Quarters ended March 31, 1996 and April 2, 1995.................. 3

                    Consolidated Balance Sheets at March 31, 1996 and
                         December 31, 1995................................................ 4

                    Consolidated Statements of Cash Flows for the
                         Quarters ended March 31, 1996 and April 2, 1995.................. 5

                    Notes to Interim Consolidated Financial Statements.................... 6

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................... 9

        PART II.    OTHER INFORMATION

                    ITEM 5. OTHER INFORMATION ..........................................  13

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...........................  13

        SIGNATURES .....................................................................  14

        EXHIBIT INDEX ..................................................................  15


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       GROUP TECHNOLOGIES CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                   QUARTERS ENDED
                                               ---------------------
                                               MARCH 31,     APRIL 2,
                                                1996           1995
                                               ---------     -------
                                                    (UNAUDITED)
Revenue....................................... $68,200      $ 65,100
Cost of operations ...........................  64,000        60,032
                                               -------      --------
  Gross profit ...............................   4,200         5,068

Selling, general and administrative expense ..   2,773         4,971
Research and development .....................     286           985
                                               -------      --------
  Operating income (loss) ....................   1,141          (888)

Interest expense .............................     949           628
Other expense (income), net ..................      84           (78)
                                               -------      --------
  Income (loss) before income taxes ..........     108        (1,438)

Income tax expense (benefit) .................     103          (535)
                                               -------      --------
Net income (loss) ............................ $     5      $   (903)
                                               =======      ========
Net income (loss) per share:
  Primary .................................... $  0.00      $  (0.06)
  Fully diluted .............................. $  0.00      $  (0.06)
Shares used in computing per share amounts:
  Primary ....................................  15,965        15,660
  Fully diluted ..............................  16,263        15,660



The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                 MARCH 31,   DECEMBER 31,
                                                   1996          1995
                                                 ---------   ------------
                                                (UNAUDITED)
                        ASSETS
Current assets:
 Cash and cash equivalents ....................  $    681      $  2,143
 Accounts receivable, net .....................    40,642        31,167
 Inventories, net .............................    42,167        46,499
 Other current assets .........................     7,071         7,965
                                                 --------      --------

 Total current assets .........................    90,561        87,774

Property and equipment, net ...................    22,081        24,090
                                                    1,016         1,242
Other assets ..................................  --------      --------
                                                 $113,658      $113,106
                                                 ========      ========
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable .............................  $ 41,628      $ 37,789
 Accrued liabilities ..........................    15,673        17,892
 Note payable .................................     5,000             -
 Current portion of long-term debt ............     3,267         8,171
                                                 --------      --------

   Total current liabilities ..................    65,568        63,852

Long-term debt ................................    20,411        23,050
Other liabilities .............................       300           364
                                                 --------      --------
   Total liabilities ..........................    86,279        87,266
Commitments and contingencies
Shareholders' equity:
 Preferred Stock, $.01 par value, 1,000,000
      shares authorized; no shares issued and
      outstanding..............................         -             -
 Common Stock, $.01 par value, 40,000,000 shares
      authorized; 16,220,629 and 15,828,707
      shares issued and outstanding in 1996 and
      1995, respectively.......................       162           158
Additional paid-in capital ....................    24,067        22,537
Retained earnings .............................     3,150         3,145
                                                 --------      --------
   Total shareholders' equity .................    27,379        25,840
                                                 --------      --------
                                                 $113,658      $113,106
                                                 ========      ========



The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  QUARTERS ENDED
                                                               --------------------
                                                               MARCH 31,   APRIL 2,
                                                                 1996       1995
                                                                 ----       ----
                                                                   (UNAUDITED)
Cash flows from operating activities:
 Net income (loss) ..........................................  $      5    $  (903)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
    Depreciation and amortization ...........................     1,294      1,077
    Other ...................................................       200          3
    Changes in operating assets and liabilities, net of
     acquisitions and dispositions:
      Accounts receivable ...................................   (12,579)    (3,500)
      Inventories ...........................................    (2,981)    (3,081)
      Other current and non-current assets ..................      (446)      (668)
      Accounts payable ......................................     4,828     (2,991)
      Accrued and other liabilities .........................    (1,902)       803
                                                               --------    -------
       Net cash used in operating activities ................   (11,581)    (9,260)

Cash flows from investing activities:
 Capital expenditures .......................................      (472)    (2,757)
 Proceeds from disposal of assets ...........................    11,457          -
                                                               --------    -------
      Net cash provided by (used in) investing activities ...    10,985     (2,757)

Cash flows from financing activities:
 Net (repayments) proceeds under revolving credit agreement .    (1,730)    13,880
 Repayments of long-term debt ...............................      (136)      (379)
 Net proceeds from issuance of Common Stock .................     1,000         75
                                                               --------    -------
      Net cash (used in) provided by financing activities ...      (866)    13,576
                                                               --------    -------
Net (decrease) increase in cash and cash equivalents ........    (1,462)     1,559

Cash and cash equivalents at beginning of period ............     2,143      1,328
                                                               --------    -------
Cash and cash equivalents at end of period ..................  $    681    $ 2,887
                                                               ========    =======



The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



(1)  ORGANIZATION STRUCTURE

     Group Technologies Corporation (the "Company") is a leading provider of advanced manufacturing, engineering and testing services to original equipment manufacturers (OEMs) of electronic products. The Company custom manufactures complex circuit card assemblies, subsystems and end-user products for use in a wide variety of markets, including avionics, gaming, network products, personal computer, photography, space, telecommunications, utility, workstation and government systems.

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries (hereinafter collectively referred to as the "Company"). The Company's operating subsidiaries are Group Technologies, S.A. de C.V. ("GTC Mexico") and Group Technologies Suprimentos de Informatica Industria e Comercio Ltda. ("GTC Brazil"). Substantially all of the assets of Metrum, Inc. ("Metrum"), which remains a wholly owned subsidiary of the Company, were sold on February 9, 1996 (see Note 6); however, certain non-operating assets and liabilities were retained.

(2)  BASIS OF PRESENTATION

     The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the quarter ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1995 as presented in the Company's annual report on Form 10-K.

(3)  NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the applicable period. Common equivalent shares consist of stock options, using the treasury stock method. The computation includes those common shares and common equivalent shares as prescribed by Securities and Exchange Commission Staff Accounting Bulletins.

(4) INVENTORIES
    Inventories consist of the following:

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1996          1995
                                                                      -----------  ------------
                                                                      (UNAUDITED)
     Raw materials .................................................   $ 31,054      $ 34,469
     Work in process ...............................................      3,929         6,840
     Finished goods ................................................          -           330
      Costs relating to long-term contracts and programs, net
        of amounts attributed to revenue recognized to date.........     27,329        25,766
     Progress payments related to long-term contracts and
       programs ....................................................    (13,444)      (12,300)
     Reserve for inactive, obsolete and unsalable ..................     (6,701)       (8,606)
                                                                       --------      --------
                                                                       $ 42,167      $ 46,499
                                                                       ========      ========

     The amounts detailed above include inventories valued under the last-in, first-out ("LIFO") method totaling $5,318,000 at December 31, 1995, which approximates replacement cost at that date. No inventories were valued under LIFO at March 31, 1996.

(5) NOTE PAYABLE AND LONG-TERM DEBT

     On March 29, 1996, the Company entered into a financing agreement (the "1996 Credit Agreement") with its bank to replace the revolving credit agreement entered into on November 24, 1994. The 1996 Credit Agreement provides the Company with a two-year revolving line of credit facility (the "Revolver"), a $3,300,000 two-year facility (the "Term Note") and an additional $5,000,000 facility (the "1996 Note") for the period through December 31, 1996. Borrowings under the 1996 Credit Agreement are secured by substantially all of the assets of the Company. Under the terms of the 1996 Credit Agreement, the Company will pay interest monthly on outstanding borrowings at the prime rate (8.25% at March 31, 1996) plus a spread (between 1.0% and 2.0%). The Company will be provided credit availability on the Revolver equal to the lesser of $27,500,000 or the applicable amount of its eligible accounts receivable and inventories through December 31, 1996. Effective January 1, 1997 through the maturity date of March 1998, the Company's credit availability on the Revolver will equal the lesser of $22,500,000 or the applicable amount of its eligible accounts receivable and inventories. Principal payments on the Term Loan are due monthly commencing October 1996. The 1996 Note is payable in two equal installments on August 30, 1996 and December 31, 1996 and is classified as a note payable in the Company's March 31, 1996 balance sheet. The 1996 Credit Agreement requires maintenance of certain financial ratios and contains other restrictive covenants, including prohibiting the Company from paying dividends.

     The Company, in conjunction with the 1996 Credit Agreement, paid a $250,000 fee and issued warrants to purchase 1,200,000 shares of common stock at $0.01 per share to the lender in consideration for execution of the financing agreement. At March 31, 1996, 200,000 of the warrants were exercisable and the balance of the warrants become exercisable in quarterly increments of 250,000 beginning March 1997. The warrants will expire 5 years following the issue date. The lender will forfeit any unvested warrants in the event the Company repays all debt outstanding under the 1996 Credit Agreement prior to the maturity date. The Company recorded an original issue discount for the 1996 Credit Agreement equal to the fair market value of the exercisable options and will amortize this discount on a straight-line basis over a 12 month period beginning April 1996.

      Long-term debt consists of the following:
                                                                        MARCH 31,   DECEMBER 31,
                                                                          1996          1995
                                                                       -----------  ------------
                                                                       (UNAUDITED)
       Revolver ....................................................   $    15,549  $     25,583
       Term Note ...................................................         3,300
       Other .......................................................         5,309         5,638
                                                                       -----------  ------------
        Total long-term debt .......................................        24,158        31,221
       Unamortized original issue discount related to issuance
          of warrants exercisable on date of issuance...............          (480)            -
       Current portion of long-term debt............................        (3,267)       (8,171)
                                                                       -----------   -----------
                                                                       $    20,411   $    23,050
                                                                       ===========   ===========

     Available borrowings on the Revolver at March 31, 1996 were $7,798,000. The interest rate on all debt outstanding under the 1996 Credit Agreement at March 31, 1996 was 10.25%.

(6) DISPOSITIONS

     On February 9, 1996, the assets of the instrumentation products business unit of Metrum were sold to F.W. Bell, Inc. ("Bell") for $10,000,000 cash and an earn-out provision which provides for additional payments to the Company, up to $3,000,000 in the event annual earnings before interest and taxes exceeds defined amounts through December 31, 2001. The Company and Bell are both majority owned subsidiaries of Group Financial Partners, Inc. (the "Parent"). Due to the common ownership interest of the Parent in the Company and Bell, the Company requested and obtained an independent opinion, which indicated that the consideration received by the Company for the sale of the instrumentation products business was fair, from a financial point of view, to the unaffiliated shareholders of the Company. In addition, due to the common ownership, the amount by which the sales price exceeds the net book value of assets and liabilities transferred, which amount has not yet been determined, will be recorded by the Company as a contribution to its capital.

     On March 22, 1996, the Company sold substantially all of the assets related to its Badger name brand product business unit for $1,457,000 cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain data, expressed as a percentage of revenue, from the Company's Consolidated Statement of Operations for the quarters ended March 31, 1996 and April 2, 1995.

                                                         QUARTER ENDED
                                                 -----------------------------
                                                 MARCH 31, 1996  APRIL 2, 1995
                                                 --------------  -------------
 Revenue ......................................           100.0%         100.0%
 Cost of operations ...........................            93.8           92.2
                                                 --------------  -------------
 Gross profit .................................             6.2            7.8
 Selling, general and administrative expense ..             4.1            7.6
 Research and development .....................             0.4            1.5
                                                 --------------  -------------
 Operating income (loss) ......................             1.7           (1.3)
 Interest expense .............................             1.4            1.0
 Other expense (income), net ..................             0.1           (0.1)
                                                 --------------  -------------
 Income (loss) before income taxes ............             0.2           (2.2)
 Income tax expense (benefit) .................             0.2           (0.8)
                                                 --------------  -------------
 Net income (loss) ............................             0.0%          (1.4)%
                                                 ==============  =============

     The Company reported a small net income for the first quarter of 1996 following five consecutive quarterly net losses. The improvement in the Company's financial performance during the first quarter of 1996 is the result of a number of initiatives taken by management during 1995 to restore the Company's profitability, including increasing sales, improving productivity and reducing operating costs. These initiatives remain an integral part of management's top priority of returning the Company to profitability. The turnaround process is expected to be a challenging activity and there are many internal and external factors affecting the ultimate outcome of the process. Accordingly, management can make no assurances that the Company will return to profitability in 1996.

     Revenue for the first quarter of 1996 was $68.2 million, an increase of $3.1 million or 4.8% from $65.1 million for the first quarter of 1995. The overall increase in revenue reflects several changes in the Company's business which occurred during 1995 and the first quarter of 1996. The composition of revenue for the comparable year-to-year periods varied primarily as a result of the Company's expansion into Latin America and the disposition of the name brand products business units. The net increase of $3.1 million is comprised of a net increase in the Company's core manufacturing and engineering services business of $13.1 million offset by a $10.0 million decrease in revenue resulting from the disposition of substantially all of the assets of Metrum's instrumentation products business and the Badger business unit.

     The change in the Company's revenue mix is indicative of the strategic focus on the Company's core manufacturing services business, which accounted for an increase in revenue of $15.2 million over 1995. The largest component of the revenue increase was generated by the growth in the Company's Mexican and Brazilian manufacturing services operations, which combined for an increase of $12.2 million. The increase in revenue from the Mexican operation was provided by the continuation of a turnkey contract which began in the second half of 1995. The Company's Brazilian operation commenced operations during the third quarter of 1995, providing manufacturing services under a consignment contract with the Company's largest customer.

     The Company's domestic manufacturing services business increased revenue by $3.0 million over the prior year period, while revenue from the Company's engineering services business declined by $2.1 million. The majority of the domestic revenue increase was related to production on a turnkey contract for a commercial customer which was awarded to the Company in the fourth quarter of 1995. The Company completed a successful ramp-up on this contract and met delivery and quality commitments to the customer throughout the first quarter of 1996. The contract is scheduled to be completed during the second quarter of 1996. The Company is also scheduled to complete shipments on a longer-term commercial contract during the second quarter of 1996.

     The Company significantly reduced the fixed costs of its Tampa facility during 1995 to lower the break-even point of its manufacturing services operation. The revenue load for this facility during the first quarter of 1996 was sufficient to enable it to report an operating profit. The impact of the completion of these two commercial contracts may, however, create underutilized production capacity at the Company's Tampa manufacturing facility beginning late in the second quarter as the contracts are completed. The Company is actively pursuing new business opportunities with its existing customer base and new customers to replace this business.

     To enhance the Company's prospects for achieving an adequate revenue load for the second half of 1996, management is structuring the marketing and sales function to optimize the Company's capabilities toward the achievement of new business generation. The Company's marketing efforts for its domestic manufacturing services operations are focused on the technology center structure implemented during the fourth quarter of 1995, and are designed to attract and win profitable contracts that will be optimum for the process technology, level of service and cost structure for each of the three technology centers. Management is also consolidating certain manufacturing support and materials functions to improve the Company's performance on its existing programs. If the Company is unable to attract new business which will generate profitable revenue for its Tampa facility during the third and fourth quarters of 1996, its financial performance during these quarters may be adversely affected. Management will closely monitor the progress of these activities and will take actions to minimize the impact of any potential revenue shortfall.

     The Company's instrumentation products and Badger business units were sold during the first quarter of 1996 at amounts that approximated the carrying value of the net assets sold. The sale of these units completed the disposition of the Company's entire line of name brand products which also included two sale transactions in the second quarter of 1995. The aggregate decrease in revenue for the year-to-year comparable periods related to the disposition of the name brand products business was $10.0 million. Revenue for the name brand products business units was $11.7 million for the first quarter of 1996 as compared to $1.7 million for the comparable prior year period.

     Gross profit for the first quarter of 1996 decreased to $4.2 million or 6.2% of revenue from $5.1 million or 7.8% of revenue in 1995. While gross profit from the Company's core manufacturing and engineering services business nearly tripled to $3.5 million in the first quarter of 1996 from $1.2 million in 1995, gross profit decreased, both in dollars and as a percentage of revenue, primarily due to the disposition of the Company's name brand products business units. Gross profit from name brand products was typically higher than the Company's manufacturing services business; however, the name brand products business also required higher levels of selling, general and administrative expense and research and development than the manufacturing services business.

     Selling, general and administrative expense for the first quarter of 1996 decreased to $2.8 million or 4.1% of revenue from $5.0 million or 7.6% of revenue in 1995. The decrease reflects primarily the disposition of the name brand products business units; however, a number of cost reduction actions implemented by the Company throughout 1995 and further actions taken in the first quarter of 1996 have also contributed to the decrease in expense.

     Research and development expense for the first quarter of 1996 decreased to $0.3 million or 0.4% of revenue from $1.0 million or 1.5% of revenue in 1995. The Company's research and development efforts have historically been concentrated on the name brand products business units. The Company's manufacturing and engineering services businesses are expected to require comparatively lower levels of research and development in the future.

     Interest expense for the first quarter of 1996 increased to $0.9 million from $0.6 million in 1995. Although the Company's average debt outstanding during the first quarter of 1996 was lower than the comparable prior year period, the weighted average interest rate on borrowings from the Company's bank, including borrowings under its revolving credit facility, increased to approximately 9.8% in 1996 as compared to approximately 6.9% in 1995.

     Income tax expense for the first quarter of 1996 consists primarily of income taxes on earnings in foreign countries.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $11.6 million for the first quarter of 1996. The increases and decreases in the Company's operating assets and liabilities during the first quarter are net of the impact of the disposition of the assets and liabilities of the instrumentation products and Badger business units. The Company's accounts receivable and inventories increased by $12.6 million and $3.0 million, respectively, during this period. The growth in accounts receivable is primarily attributable to shipments from the Company's Tampa facility on the large commercial contract which provided the majority of the year-to-year domestic revenue increase. Shipments on this contract were heavily weighted toward the last month of the first quarter, thereby resulting in an increase in accounts receivable at March 31, 1996. The increase in inventories is primarily due to the material requirements associated with production on this contract which is scheduled for completion in the second quarter, in addition to other contracts on which production continues into the second quarter.

     The Company's accounts payable increased by $4.8 million during the first quarter. The increase in accounts payable is primarily attributable to increased inventories purchased to support the increased revenue during the last month of the first quarter. While the Company has maintained extended payment terms with its suppliers, the increase in accounts payable did not result from an increase in past-due accounts, as the Company concentrated on improving the aging of its open accounts payable. Additionally, a portion of the proceeds from the two sale transactions of the name brand products business during the first quarter of 1996 were used to reduce accounts payable. The Company has long-term relationships with a majority of its suppliers and, as a result, has been successful in continuing to work on reasonable credit terms with its supplier base.

     Net cash provided by investing activities was $11.0 million for the first quarter of 1996. Capital expenditures were $0.5 million for the first quarter. Current commitments for capital expenditures for the remainder of 1996 is approximately $2.2 million. The divestiture of the Company's instrumentation products and Badger name brand products business units generated net proceeds of $10.0 million and $1.5 million, respectively. The majority of the proceeds from the sale transactions were used to reduce the Company's debt outstanding and to reduce accounts payable.

     Net cash used by financing activities was $0.9 million for the first quarter of 1996. The Company reduced its debt by $1.9 million during the first quarter. On March 29, 1996, the Company entered into a credit agreement with its bank which provided the Company with a revolving credit facility and two term facilities. The revolving credit facility is for a term of two years and provides credit availability up to $27.5 million through December 1996 and $22.5 million through March 1998, subject to a borrowing base consisting of eligible accounts receivable and inventories. At March 31, 1996, availability on the Company's revolving credit facility was approximately $7.8 million. The term facilities include a $3.3 million term note payable in installments over two years and a $5.0 million term note payable in two equal installments in August and December 1996.

     In connection with the new credit agreement, the majority shareholder of the Company invested $1.0 million in the Company in exchange for shares of Common Stock. As a condition of the consummation of the restructured credit agreement, the Company also issued warrants to purchase 1.2 million shares of Common Stock to the bank, 0.2 million of which were vested on date of closing and the remaining 1.0 million become vested quarterly in 25% increments beginning one year from closing. The bank will forfeit any unvested warrants in the event the Company repays all debt outstanding prior to any warrant vesting date. The Company intends to seek alternative sources of financing during 1996 and, if possible, to repay the debt to the bank prior to March 29, 1997.

     The Company's principal sources of liquidity consist of funds available under its revolving credit facility and its ability to manage asset turnover. The Company's ability to manage its working capital position and to generate profitable revenue for its Tampa facility during the second half of 1996 will impact the Company's accounts receivable and inventories collateral base and, therefore, the availability of borrowings under the revolving credit facility. The maximum available borrowings under the revolving credit facility of $27.5 million through December 1996 and $22.5 million thereafter should provide the Company with sufficient resources to meet its cash requirements through the next twelve months; however, if the Company is unable to maintain the collateral base required to utilize this borrowing capacity, its liquidity may be adversely affected. Should it become evident that a potential deficiency in short-term liquidity exists, management will take proactive measures in response to this issue, including seeking alternative sources of working capital and capital equipment financing, the sale of certain assets and actions to maximize the amounts of accounts receivable and inventories eligible as collateral. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

     Inflation did not have a material effect on the Company's operations in the first quarter of either 1996 or 1995.

PART II  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Company issued additional shares of its common stock, $.01 par value, to its principal shareholder, Group Financial Partners Inc. ("GFP"), in two separate private placement transactions completed during the quarter ended March 31, 1996:

        (i) On February 21, 1996, the Company issued an additional 87,204 shares of its common stock to GFP in exchange for management services which GFP had rendered to the Company during the period from July 1, 1995 to January 31, 1996 (the "Compensation Period"). The number of shares issued to GFP for services rendered was determined by dividing the value of the services by an average of the price for the last sale transaction of the Company's common stock as reported by the National Association of Securities Dealers Automated Quotation System on each of the last three
        (3) business days of each month during the Compensation Period.

        (ii) On March 29, 1996, the Company issued an additional 374,531 shares of its common stock to GFP in exchange for cash at a price equal to the average of the price for the last sale transaction of the Company's common stock as reported by the National Association of Securities Dealers Automated Quotation System on each of the last three (3) business days prior to the date of sale.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         The exhibits listed on the Exhibit Index on page 15 of this Form 10-Q are filed as a part of this report.

         27  Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

         The Company filed one report on Form 8-K during the quarter ended March 31, 1996. The Company's Form 8-K dated February 9, 1996 reported the sale of substantially all of the assets and liabilities of the instrumentation product business unit of the Company's wholly-owned subsidiary, Metrum, Inc. to F.W. Bell, Inc. The Company subsequently amended its report on Form 8-K/A dated March 28, 1996 wherein it appended its pro forma financial information as of October 1, 1995 and for the nine months then ended and the year ended December 31, 1994 as
         Item 7 of the filing.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        GROUP TECHNOLOGIES CORPORATION
                                 (Registrant)

Date:  05/13/95  By:  /s/ Carl P. McCormick
       --------       ----------------------------------------
                                (Carl P. McCormick)
                        President & Chief Executive Officer

Date:  05/13/95  By:  /s/ David D. Johnson
       --------       ----------------------------------------
                                (David D. Johnson)
                      Vice President & Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                            DESCRIPTION
- - -------                           -----------
 10.32.1 Group Technologies Corporation Independent Directors' Stock Option
         Plan Restated effective on February 21, 1996, dated October 27, 1994.

 10.33.1 Group Technologies Corporation 1994 Stock Option Plan For Key
         Employees Restated effective on February 21, 1996, dated October 27,
         1994.

 10.36   Group Technologies Corporation Independent Directors Compensation
         Program Restated effective on February 21, 1996, dated September 1,
         1995.

 10.37   Group Technologies Corporation 1996 Special Recovery Bonus Plan for
         Vice Presidents effective as of January 2, 1996.

 10.38   Sublease between Group Technologies Supr. Informatica Ind. e Com.
         Ltda. and Ceccato S/A Comercio de Utilidades Domesticas dated March 20,
         1996 regarding the Campinas, Brazil property.

 11      Statement re: computation of per share earnings.

 27      Financial data schedule.  (for SEC use only).

