Form 10-Q
period 1996-06-30
GROUP TECHNOLOGIES CORP
filed 1996-08-14
CIK 864240

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q

(Mark One)

   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---  Exchange Act of 1934. For the quarterly period ended June 30, 1996.

       Transition report pursuant to Section 13 or 15(d) of the Securities
  ---  Exchange Act of 1934. For the transition period from       to       .
                                                           -------  -------

                        Commission file number: 0-24020

                         GROUP TECHNOLOGIES CORPORATION

             (Exact name of registrant as specified in its charter)

                FLORIDA                                59-2948116
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)               Identification No.)



                          10901 Malcolm McKinley Drive
                             Tampa, Florida  33612
          (Address of principal executive offices, including zip code)

                                 (813) 972-6000
              (Registrant's telephone number, including area code)
                       _________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes /X/   No / /

As of August 9, 1996 there were 16,220,629 shares of the Registrant's Common Stock outstanding.

                                     INDEX



Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Operations for the Three Months and Six
Months ended June 30, 1996 and July 2, 1995...........................    3

Consolidated Balance Sheets at June 30, 1996 and December 31, 1995....    4

Consolidated Statements of Cash Flows for the Six Months ended June
30, 1996 and July 2, 1995.............................................    5

Notes to Interim Consolidated Financial Statements....................    6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................    9

Part II. Other Information

Item 4. Submission Of Matters To A Vote Of Security Holders...........   14

Item 6. Exhibits and Reports on Form 8-K..............................   14

Signatures............................................................   15

Exhibit Index.........................................................   16


Part I.   Financial Information

Item 1.   Financial Statements

                         GROUP TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except for per share data)

                                     Three Months Ended     Six Months Ended
                                     June 30,  July 2,     June 30,  July 2,
                                       1996      1995        1996      1995
                                      -------   -------    --------  --------
                                        (Unaudited)           (Unaudited)

Revenue.............................. $63,990   $71,867    $132,190  $136,967
Cost of operations...................  59,173    71,463     123,173   131,495
                                      -------   -------    --------  --------
Gross profit.........................   4,817       404       9,017     5,472

Selling, general and administrative
expense..............................   3,431     5,542       6,204    10,513
Research and development.............       8       938         294     1,923
                                      -------   -------    --------  --------
Operating income (loss)..............   1,378   (6,076)       2,519   (6,964)

Interest expense.....................     977       752       1,926     1,380
Other (income) expense, net..........    (11)       492          73       414
                                      -------   -------    --------  --------
Income (loss) before income taxes....     412   (7,320)         520   (8,758)

Income tax expense (benefit).........     354   (2,738)         457   (3,273)
                                      -------   -------    --------  --------
Net income (loss).................... $    58  $(4,582)    $     63  $(5,485)
                                      =======   =======    ========  ========

Net income (loss) per share:
Primary..............................  $0.00    $(0.29)       $0.00   $(0.35)
Fully diluted........................  $0.00    $(0.29)       $0.00   $(0.35)

Shares used in computing per share
amounts:
Primary..............................  17,760    15,690      17,012    15,675
Fully diluted........................  17,760    15,690      17,012    15,675


The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     (in thousands, except for share data)

                                                           June 30, December 31,
                                                             1996      1995
                                                            -------  --------
                                                         (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents................................   $ 1,137  $  2,143
Accounts receivable, net.................................    26,901    31,167
Inventories, net.........................................    35,241    46,499
Other current assets.....................................     7,345     7,965
                                                            -------  --------
Total current assets.....................................    70,624    87,774

Property and equipment, net..............................    21,701    24,090

Other assets.............................................       866     1,242
                                                            -------  --------
                                                            $93,191  $113,106
                                                            =======  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable.........................................   $26,478  $ 37,789
Accrued liabilities......................................    14,343    17,892
Note payable.............................................     2,958         0
Current portion of long-term debt........................     3,664     8,171
                                                            -------  --------
Total current liabilities................................    47,443    63,852

Long-term debt...........................................    18,011    23,050
Other liabilities........................................       305       364
                                                            -------  --------
Total liabilities........................................    65,759    87,266

Commitments and contingencies

Shareholders' equity:
Preferred Stock, $.01 par value, 1,000,000 shares
authorized; no shares issued and outstanding.............         0         0
Common Stock, $.01 par value, 40,000,000 shares
authorized; 16,220,629 and 15,828,707 shares issued and
outstanding in 1996 and 1995, respectively...............       162       158
Additional paid-in capital...............................    24,062    22,537
Retained earnings........................................     3,208     3,145
                                                            -------  --------
Total shareholders' equity...............................    27,432    25,840
                                                            -------  --------
                                                            $93,191  $113,106
                                                            =======  ========

The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                           June 30,  July 2,
                                                             1996      1995
                                                           --------  --------
                                                              (Unaudited)
Cash flows from operating activities:
Net income (loss)........................................  $     63 $ (5,485)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization............................     2,609     2,028
Other....................................................       230     (269)
Changes in operating assets and liabilities, net of
dispositions:
Accounts receivable......................................     1,388     1,160
Inventories..............................................     4,065     9,868
Other current and non-current assets.....................   (1,996)   (2,400)
Accounts payable.........................................  (10,323)   (7,382)
Accrued and other liabilities............................   (2,162)        13
                                                           --------  --------
Net cash used in operating activities....................   (6,126)   (2,467)

Cash flows from investing activities:
Capital expenditures.....................................   (1,525)   (5,344)
Proceeds from disposal of assets.........................    11,561         0
                                                           --------  --------
Net cash provided by (used in) investing activities......    10,036   (5,344)

Cash flows from financing activities:
Net (repayments) proceeds under revolving credit
agreement................................................   (3,214)    11,666
Repayments of notes payable and long-term debt...........   (2,702)     (133)
Net proceeds from issuance of Common Stock...............     1,000        75
                                                           --------  --------
Net cash (used in) provided by financing activities......   (4,916)    11,608
                                                           --------  --------
Net (decrease) increase in cash and cash equivalents.....   (1,006)     3,797

Cash and cash equivalents at beginning of period.........     2,143     1,328
                                                           --------  --------
Cash and cash equivalents at end of period...............  $  1,137  $  5,125
                                                           ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION

               Notes to Interim Consolidated Financial Statements



(1)  Organizational Structure

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

     In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1995 as presented in the Company's annual report on Form 10-K.

(3)  Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the applicable period. Common equivalent shares consist of stock options and warrants (vested and unvested) and are computed using the treasury stock method. The computation includes those common shares and common equivalent shares as prescribed by Securities and Exchange Commission Staff Accounting Bulletins.

(4)  Inventories

     Inventories consist of the following:

                                                           June 30, December 31,
                                                             1996      1995
                                                            -------   -------
                                                         (Unaudited)
Raw materials............................................   $22,309   $34,469
Work in process..........................................     6,962     6,840
Finished goods...........................................         0       330
Costs relating to long-term contracts and programs, net
of amounts attributed to revenue recognized to date......    25,738    25,766
Progress payments related to long-term contracts and
programs.................................................  (12,385)  (12,300)
Reserve for inactive, obsolete and unsalable.............   (7,383)   (8,606)
                                                            -------   -------
                                                            $35,241   $46,499
                                                            =======   =======

     The amounts detailed above include inventories valued under the last-in, first-out ("LIFO") method totaling $5,318,000 at December 31, 1995, which approximates replacement cost at that date. No inventories were valued under LIFO at June 30, 1996.

     The Company recognized revenue and income before income taxes during the second quarter of 1996 of $4,083,000 upon the favorable settlement of a contractual claim.

(5)  Note Payable and Long-Term Debt

     On March 29, 1996, the Company entered into a financing agreement (the "1996 Credit Agreement") with its lender to amend and restate the revolving credit agreement entered into on November 22, 1994. The 1996 Credit Agreement provides the Company with a two-year revolving line of credit facility (the "Revolver"), a $3,300,000 two-year facility (the "Term Note") and an additional $5,000,000 facility (the "1996 Note") for the period through December 31, 1996. Borrowings under the 1996 Credit Agreement are secured by substantially all of the assets of the Company. Under the terms of the 1996 Credit Agreement, the Company will pay interest monthly on outstanding borrowings at the prime rate (8.25% at June 30, 1996) plus a spread (between 1.0% and 2.0%). The Company will be provided credit availability on the Revolver equal to the lesser of $27,500,000 or the applicable amount of its eligible accounts receivable and inventories through December 31, 1996. Effective January 1, 1997 through the maturity date of March 1998, the Company's credit availability on the Revolver will equal the lesser of $22,500,000 or the applicable amount of its eligible accounts receivable and inventories. Principal payments on the Term Loan are due monthly commencing in the fourth quarter of 1996. The 1996 Note is payable in two equal installments on August 30, 1996 and December 31, 1996, of which $2,042,000 has been prepaid, and is classified as a note payable in the Company's June 30, 1996 consolidated balance sheet. The 1996 Credit Agreement requires the Company to maintain certain financial ratios and contains other restrictive covenants, including prohibiting the Company from paying dividends.

     The Company paid a $250,000 fee and issued warrants to purchase 1,200,000 shares of common stock at $0.01 per share to its lender in consideration for executing the amended financing agreement. At June 30, 1996, 200,000 of the warrants were exercisable and the balance of the warrants become exercisable in quarterly increments of 250,000 beginning March 1997. The warrants will expire 5 years following the issue date. The lender will forfeit any unvested warrants in the event the Company repays all debt outstanding under the 1996 Credit Agreement prior to the vesting date of any warrant. The Company recorded an original issue discount for the 1996 Credit Agreement equal to the fair market value of the exercisable options and is amortizing this discount over the 12 month period beginning April 1996.

     Long-term debt consists of the following:

                                                           June 30, December 31,
                                                             1996      1995
                                                            -------   -------
                                                         (Unaudited)
Revolver.................................................   $13,737   $25,583
Term Note................................................     3,300         0
Other....................................................     4,998     5,638
                                                            -------   -------
Total long-term debt.....................................    22,035    31,221

Unamortized original issue discount related to issuance
of warrants exercisable on date of issuance..............     (360)         0

Current portion of long-term debt........................   (3,664)   (8,171)
                                                            -------   -------
                                                            $18,011   $23,050
                                                            =======   =======

     Available borrowings on the Revolver at June 30, 1996 were approximately $5,700,000. The interest rate on all debt outstanding under the 1996 Credit Agreement at June 30, 1996 was 10.25%.

(6)  Dispositions

     On February 9, 1996, the assets of the instrumentation products business unit of Metrum were sold to F.W. Bell, Inc. ("Bell") for $10,104,000 cash and an earn-out provision which provides for additional payments to the Company, up to $3,000,000 in the event annual earnings before interest and taxes exceeds defined amounts through December 31, 2001. The Company and Bell are both majority owned subsidiaries of Group Financial Partners, Inc. (the "Parent"). Due to the common ownership interest of the Parent in the Company and Bell, the Company requested and obtained an independent opinion, which indicated that the consideration received by the Company for the sale of the instrumentation products business was fair, from a financial point of view, to the unaffiliated shareholders of the Company. In addition, due to the common ownership, the amount by which the sales price exceeds the net book value of assets and liabilities transferred, which amount has not yet been determined, will be recorded by the Company as a contribution to its capital.

     On March 22, 1996, the Company sold substantially all of the assets related to its Badger name brand product business unit for $1,457,000 cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables set forth certain data, expressed as a percentage of revenue, from the Company's Consolidated Statement of Operations for the three and six month periods ended June 30, 1996 and July 2, 1995.

                                     Three Months Ended     Six Months Ended
                                     June 30,  July 2,     June 30,  July 2,
                                       1996      1995        1996      1995
                                     --------  --------    --------  --------
Revenue                               100.0%    100.0%      100.0%    100.0%
Cost of operations                     92.5      99.4        93.2      96.0
                                     --------  --------    --------  --------
Gross profit                            7.5       0.6         6.8       4.0
Selling, general and administrative
expense                                 5.4       7.7         4.7       7.7
Research and development                0.0       1.3         0.2       1.4
                                     --------  --------    --------  --------
Operating income (loss)                 2.1      (8.4)        1.9      (5.1)
Interest expense                        1.5       1.0         1.5       1.0
Other (income) expense, net             0.0       0.7         0.1       0.3
                                     --------  --------    --------  --------
Income (loss) before income taxes       0.6     (10.1)        0.3      (6.4)
Income tax expense (benefit)            0.5      (3.8)        0.3      (2.4)
                                     --------  --------    --------  --------
Net income (loss)                       0.1%     (6.3)%       0.0%     (4.0)%
                                     ========  ========    ========  ========

     The Company reported net income of $0.1 million and $0.1 million for the three and six month periods ended June 30, 1996, respectively, as compared with a net loss of $4.6 million and $5.5 million for the comparable prior year periods. The improvement in the Company's financial performance during the first six months of 1996 resulted from an increase in the volume and profitability of the Company's core manufacturing services, the favorable resolution of a name brand products contractual claim and from a number of initiatives taken by management during 1995 and 1996 to restore the Company's profitability. These initiatives, including increasing sales, improving productivity and reducing operating costs, remain an integral part of management's top priority of returning the Company to profitability. The turnaround process is expected to be a challenging activity and there are many internal and external factors affecting the ultimate outcome of the process. Accordingly, management can make no assurances that the Company will remain profitable throughout 1996.

     Revenue for the second quarter of 1996 was $64.0 million, a decrease of $7.9 million or 11.0% from $71.9 million for the second quarter of 1995. Revenue for the first six months of 1996 was $132.2 million, a decrease of $4.8 million or 3.5% from $137.0 million for the first six months of 1995. The overall decrease in revenue reflects several changes in the Company's business which occurred during 1995 and the first six months of 1996. The composition of revenue for the comparable year-to-year periods varied primarily as a result of the Company's disposition of its name brand products business units during 1995 and in the first quarter of 1996 and its expansion into Latin America. The net decrease in revenue of $4.8 million for the six month period is comprised of an increase in the Company's core manufacturing services business of $13.7 million offset by a $16.4 million decrease in revenue associated with the disposition of substantially all of the assets of Metrum and the Badger business unit and a $2.1 million decrease in engineering services revenue.

     The change in the Company's revenue mix reflects the Company's strategic focus on its core manufacturing services business. The largest component of the revenue increase for the first six months of 1996 was generated by the growth in the Company's Mexican and Brazilian manufacturing services operations, which combined for an increase of $20.2 million over the first six months of 1995. The principal increase in revenue from the Mexican operation was provided by the continuation of a turnkey contract which began in the second half of 1995. The Company's Brazilian operation commenced operations during the third quarter of 1995, providing manufacturing services under a consignment contract with the Company's largest customer.

     Revenue for the Company's domestic manufacturing services business for the first six months of 1996 decreased by $6.5 million from the first six months of 1995. The majority of the domestic manufacturing services revenue decrease was related to a reduction in customer demand and cancellations of non-profitable contracts during 1995. This decrease was partially offset by increased production on a commercial customer turnkey contract which was awarded to the Company in the fourth quarter of 1995 and completed by the Company during the first four months of 1996.

     The Company significantly reduced the fixed costs of its Tampa facility during 1995, lowering the break-even point of its manufacturing services operation. While the Company continued to strategically lower both fixed and variable costs, the revenue load for the Tampa facility was not sufficient to enable it to report an operating profit for the first six months of 1996. Additionally, the impending completion of a commercial contract will create additional underutilized production capacity at the Company's Tampa facility beginning early in the third quarter of 1996. While a near term replacement of this business is not foreseen, the Company is actively pursuing new business opportunities with both its existing customer base and new customers to replace this business.

     To enhance the Company's prospects for achieving an adequate revenue load in future periods, management has structured the marketing and sales function to optimize the Company's capabilities toward the achievement of new business generation. The Company's marketing efforts for its domestic manufacturing services operations are focused to identify high product mix and advanced packaging demands, and are designed to attract and win profitable contracts which will utilize the Company's value added engineering capability. Management has also consolidated certain manufacturing support and materials functions to improve the Company's performance on its existing programs. If the Company is unable to attract new business which will generate profitable revenue for its Tampa facility during the third and fourth quarters of 1996, its financial performance during these quarters may be adversely affected. Management will closely monitor the progress of these activities and will take additional actions to minimize the impact of any potential revenue shortfall.

     The aggregate decrease in revenue for the year-to-year comparable six month periods related to the disposition of the name brand products business was $16.4 million. Revenue for the name brand products business units was $5.7 million for the first six months of 1996 as compared to $22.1 million for the comparable prior year period. The name brand products revenue in 1996 includes $4.1 million of revenue derived from a favorable contract claim settlement. The Company's instrumentation products and Badger business units were sold during the first quarter of 1996 at amounts that approximated the carrying value of the net assets sold. The sale of these units completed the disposition of the Company's entire line of name brand products which also included two sale transactions in the second quarter of

1995. The name brand products business gross profit percentage was typically higher than the Company's manufacturing services business. However, the name brand products business also required higher levels of selling, general and administrative expense and research and development than the manufacturing services business.

     Gross profit for the second quarter of 1996 increased to $4.8 million or 7.5% of revenue from $0.4 million or 0.6% of revenue in the second quarter of 1995. Included in the second quarter of 1996 gross profit is the favorable name brand products business claim settlement of $4.1 million. Gross profit for the first six months of 1996 increased to $9.0 million or 6.8% of revenue from $5.5 million or 4.0% of revenue in the first six months of 1995. The net increase in gross profit during the first six months of 1996 is principally related to a $6.5 million increase in gross profit from the Company's core manufacturing and engineering services and the $4.1 million name brand products claim settlement, partially offset by a $7.1 million decrease in gross profit from the name brand products business exclusive of the claim settlement. Included in cost of operations in the second quarter of 1996 are charges associated with inventory reserves and adjustments, contract estimate changes and severance costs of $1.1 million, $1.0 million and $0.3 million, respectively. Included in cost of operations in the second quarter of 1995 are charges associated with inventory reserves and adjustments, estimated losses on terminated or unprofitable contracts and severance costs of $2.0 million and $1.8 million and $0.6 million, respectively.

     Selling, general and administrative expense for the second quarter of 1996 decreased to $3.4 million or 5.4% of revenue from $5.5 million or 7.7% of revenue in 1995, with a similar decrease throughout the first six months of 1996. The decrease reflects the disposition of the name brand products business units and the result of ongoing cost reduction activities. Included in selling, general and administrative expense in the second quarter of 1996 are charges associated with increases in accounts receivable reserves of $0.5 million, estimated costs associated with the relocation of warehouse facilities of $0.4 million and other general and administrative costs aggregating $0.5 million. There were $0.8 million of charges in the second quarter of 1995 which were primarily due to increases in accounts receivable reserves.

     Research and development expense for the second quarter and first six months of 1996 decreased by $0.9 million and $1.6 million, respectively, from the comparable prior year periods. The Company's research and development efforts have historically been concentrated on the name brand products business units. The Company's manufacturing and engineering services businesses are expected to continue to require comparatively lower levels of research and development in the future.

     Interest expense for the second quarter and first six months of 1996 increased by $0.2 million and $0.5 million, respectively, from the comparable prior year periods. Although the Company's average debt outstanding during the first six months of 1996 was lower than the comparable prior year period, the weighted average interest rate on borrowings increased during 1996.

     Income tax expense for the three and six month periods ended June 30, 1996, consists primarily of income taxes on earnings in foreign countries.

Liquidity and Capital Resources

     Net cash used in operating activities was $6.1 million for the first six months of 1996. The increases and decreases in the Company's operating assets and liabilities during the first six months are net of the impact of the disposition of the assets and liabilities of the instrumentation products and Badger business units. Inventories decreased by $4.1 million during this period, primarily attributable to the completion, or near completion, of certain commercial contracts during the second quarter of 1996.

     The Company's accounts payable decreased by $10.3 million during the first six months of 1996. The decrease is principally attributable to utilization of a portion of the proceeds from the sales of businesses and a reduction in inventory requirements. While the Company has maintained extended payment terms with its suppliers, the Company has long-term relationships with a majority of its suppliers and has been successful in maintaining reasonable credit terms with its supplier base.

     Net cash provided by investing activities was $10.0 million for the first six months of 1996. Capital expenditures were $1.5 million and current commitments for capital expenditures for the remainder of 1996 are approximately $1.1 million. The divestiture of the Company's instrumentation products and Badger name brand products business units generated net proceeds of $10.1 million and $1.5 million, respectively. The majority of the proceeds from the sale transactions were used to reduce the Company's debt outstanding and to reduce accounts payable.

     Net cash used in financing activities was $4.9 million for the first six months of 1996. On March 29, 1996, the Company entered into a financing agreement with its lender which provided the Company with an amended and restated revolving credit facility and two term facilities. The revolving credit facility is for a term of two years and provides credit availability up to $27.5 million through December 1996 and $22.5 million through March 1998, subject to a borrowing base consisting of eligible accounts receivable and inventories. At June 30, 1996, availability on the Company's revolving credit facility was approximately $5.7 million. The term facilities include a $3.3 million term note payable in installments over two years and a $5.0 million term note payable in installments through December 1996. Of the $5.0 million term note payable, approximately $2.0 million was paid down during the second quarter of 1996.

     In connection with the financing agreement, the majority shareholder of the Company invested $1.0 million in the Company in exchange for shares of common stock. As a condition of the consummation of the restructured credit agreement, the Company also issued warrants to purchase 1.2 million shares of common stock to the lender, comprised of 0.2 million which vested on the date of closing and
1.0 million which vest quarterly in 25% increments beginning March 1997. The lender will forfeit any unvested warrants in the event the Company repays all debt outstanding prior to any warrant vesting date. The Company intends to seek alternative sources of financing during 1996 and, if possible, to repay the debt to the lender prior to March 29, 1997.

     The Company's principal sources of liquidity consist of funds available under its revolving credit facility and its ability to manage asset turnover. The Company's ability to manage its working capital position and to generate profitable revenue for its Tampa facility during the second half of 1996 will impact the Company's accounts receivable and inventories collateral base and, therefore, the availability of borrowings under the revolving credit facility. The maximum available borrowings under the revolving credit facility of $27.5 million through December 1996 and $22.5 million thereafter should provide the Company with sufficient resources to meet its cash requirements through the next twelve months. However, if the Company is unable to maintain the collateral base required to utilize this borrowing capacity, its liquidity may be adversely affected. Should it become evident that a potential deficiency in short-term liquidity exists, management will undertake proactive measures, including seeking alternative sources of working capital and capital equipment financing, the sale of certain assets and actions to maximize the amounts of accounts receivable and inventories eligible as collateral. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

     Inflation did not have a material effect on the Company's operations in the first six months of either 1996 or 1995.

Part II Other Information

Item 4. Submission Of Matters To A Vote Of Security Holders

     The registrant's 1996 Annual Meeting of Shareholders was held on April 19, 1996. Proxies were solicited by the registrant's board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                                       Votes For   Votes Withheld
                                       ----------- --------------
Jeffrey T. Gill......................   12,883,721         0
Carl P. McCormick....................   12,883,601       120
Robert E. Gill.......................   12,883,721         0
Henry F. Frigon......................   12,883,721         0
Sidney R. Petersen...................   12,883,721         0
Roger W. Johnson.....................   12,883,721         0


     A proposal to approve the amendment of the Group Technologies Corporation Independent Directors' Stock Option Plan was approved by a vote of the majority of the outstanding shares of the registrant's common stock. 12,883,201 shares were voted in favor of the proposal; 520 shares were voted against the proposal.

     A proposal to approve the amendment of the Group Technologies Corporation 1994 Stock Option Plan For Key Employees was approved by a vote of the majority of the outstanding shares of the registrant's common stock. 12,883,201 shares were voted in favor of the proposal; 520 shares were voted against the proposal.

     A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the registrant for the fiscal year ending December 31, 1996 was approved. 12,838,391 shares were voted in favor of the proposal; 45,330 shares were voted against the proposal.


Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      The exhibits listed on the Exhibit Index on page 16 of this Form 10-Q are filed as a part of this report.

      (b) Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GROUP TECHNOLOGIES CORPORATION
                                   (Registrant)


Date:  August 13, 1996        By:  /s/ Carl P. McCormick
       ---------------             ----------------------------------------
                                             (Carl P. McCormick)
                                     President & Chief Executive Officer



Date:  August 13, 1996        By:  /s/ David D. Johnson
       ---------------             ----------------------------------------
                                              (David D. Johnson)
                                   Vice President & Chief Financial Officer

                                 Exhibit Index


Exhibit
Number                            Description
- -------                           -----------


11        Statement re: computation of per share earnings.
27        Financial data schedule (for SEC use only).
