Form 10-Q
period 1996-09-29
GROUP TECHNOLOGIES CORP
filed 1996-11-13
CIK 864240

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                    FORM 10-Q

(Mark One)

 X     Quarterly report pursuant to Section 13 or 15(d) of the
--- Securities Exchange Act of 1934. For the quarterly period ended September 29, 1996.

       Transition report pursuant to Section 13 or 15(d) of the
---    Securities Exchange Act of 1934. For the transition period from
       to      .                                                      ------
         ------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes /X/    No / /.

As of November 8, 1996 there were 16,220,629 shares of the Registrant's Common Stock outstanding.

                                      INDEX

Part I.   Financial Information

Item 1.   Financial Statements

Consolidated Statements of Operations for the Three Months and
Nine Months ended September 29, 1996 and October 1, 1995.............     3

Consolidated Balance Sheets at September 29, 1996 and December
31, 1995.............................................................     4

Consolidated Statements of Cash Flows for the Nine Months ended
September 29, 1996 and October 1, 1995...............................     5

Notes to Interim Consolidated Financial Statements...................     6

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations..................................     9

Part II.  Other Information

Item 3.   Defaults Upon Senior Securities............................    13

Item 5.   Other Information..........................................    13

Item 6.   Exhibits and Reports on Form 8-K...........................    13

Signatures...........................................................    14

Exhibit Index........................................................    15


Part I.   Financial Information

Item 1.   Financial Statements

                         GROUP TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except for per share data)

                              Three Months Ended         Nine Months Ended
                          September 29,  October 1,  September 29,  October 1,
                               1996        1995          1996         1995
                              -------     -------      --------     --------
                                  (Unaudited)               (Unaudited)
Revenue                       $48,190     $71,554      $180,380     $208,521
Cost of operations             47,376      68,446       170,549      199,941
                              -------     -------      --------     --------
  Gross profit                    814       3,108         9,831        8,580

Selling, general and
administrative expense          2,393       3,510         8,597       14,023
Research and development            2         585           296        2,508
                              -------     -------      --------     --------
  Operating (loss)
  income                       (1,581)       (987)          938       (7,951)

Interest expense                  756         590         2,682        1,970
Other expense (income),
net                                93        (116)          166          298
                              -------     -------      --------     --------
  Loss before income
  taxes                        (2,430)     (1,461)       (1,910)     (10,219)

Income tax expense
(benefit)                         388        (682)          845       (3,955)
                              -------     -------      --------     --------
Net loss                      $(2,818)    $  (779)     $ (2,755)    $ (6,264)
                              =======     =======      ========     ========
Net loss per share:
  Primary                     $ (0.17)    $ (0.05)     $  (0.17)    $  (0.40)
  Fully diluted               $ (0.17)    $ (0.05)     $  (0.17)    $  (0.40)

Shares used in computing per share amounts:
  Primary                      16,221      15,690        16,135       15,680
  Fully diluted                16,221      15,690        16,135       15,680


    The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except for share data)

                                                 September 29,   December 31,
                                                     1996            1995
                                                   --------        --------
                                                  (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                         $  1,224        $  2,143
 Accounts receivable, net                            21,192          31,167
 Inventories, net                                    25,990          46,499
 Other current assets                                 3,780           7,965
                                                   --------        --------
  Total current assets                               52,186          87,774

Property and equipment, net                          22,256          24,090

Other assets                                            934           1,242
                                                   --------        --------
                                                   $ 75,376        $113,106
                                                   ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                  $ 17,146        $ 37,789
 Accrued liabilities                                 15,153          17,892
 Note payable                                           804               0
 Current portion of long-term debt                   14,813           8,171
                                                   --------        --------
  Total current liabilities                          47,916          63,852

Long-term debt                                        1,923          23,050
Other liabilities                                       310             364
                                                   --------        --------
   Total liabilities                                 50,149          87,266

Shareholders' equity:
 Preferred Stock, $.01 par value, 1,000,000
  shares authorized; no shares issued and
  outstanding                                             0               0
 Common Stock, $.01 par value, 40,000,000
  shares authorized; 16,220,629 and
  15,828,707 shares issued and outstanding
  in 1996 and 1995, respectively                        162             158
 Additional paid-in capital                          24,675          22,537
 Retained earnings                                      390           3,145
                                                   --------        --------
   Total shareholders' equity                        25,227          25,840
                                                   --------        --------
                                                   $ 75,376        $113,106
                                                   ========        ========

    The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                      Nine Months Ended
                                                 September 29,     October 1,
                                                     1996            1995
                                                   --------        --------
                                                         (Unaudited)
Cash flows from operating activities:
 Net loss                                          $ (2,755)       $ (6,264)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
   Depreciation and amortization                      3,887           3,425
   Other                                                230            (262)
   Changes in operating assets and
   liabilities, net of dispositions:
    Accounts receivable                               7,097          (7,419)
    Inventories                                      13,264          11,604
    Other current and non-current assets              1,888          (3,091)
    Accounts payable                                (19,655)         (4,162)
    Accrued and other liabilities                      (998)            738
                                                   --------        --------
     Net cash provided by (used in) operating
     activities                                       2,958          (5,431)

Cash flows from investing activities:
 Capital expenditures                                (2,376)         (7,567)
 Proceeds from disposal of assets                    11,561               0
                                                   --------        --------
     Net cash provided by (used in) investing
     activities                                       9,185          (7,567)

Cash flows from financing activities:
 Net (repayments) proceeds under revolving
  credit agreement                                   (8,511)         13,804
 Repayments of notes payable and long-term
  debt                                               (5,551)           (988)
 Net proceeds from issuance of common stock           1,000              75
                                                   --------        --------
     Net cash (used in) provided by financing
     activities                                     (13,062)         12,891
                                                   --------        --------
Net decrease in cash and cash equivalents              (919)           (107)

Cash and cash equivalents at beginning of
period                                                2,143           1,328
                                                   --------        --------
Cash and cash equivalents at end of period         $  1,224        $  1,221
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

     In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the three and nine month periods ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1995 as presented in the Company's annual report on Form 10-K.

(3)  Net Loss Per Share

     Net loss per share is computed using the weighted average number of common shares outstanding during the applicable period.

(4)  Inventories

     Inventories consist of the following:

                                                 September 29,   December 31,
                                                     1996            1995
                                                   --------        --------
                                                  (Unaudited)
     Raw materials                                 $ 17,767        $ 34,469
     Work in process                                  4,320           6,840
     Finished goods                                     409             330
     Costs relating to long-term contracts
      and programs, net of amounts
      attributed to revenue recognized to
      date                                           19,402          25,766
     Progress payments related to long-term
      contracts and programs                         (8,438)        (12,300)
     Reserve for inactive, obsolete and
      unsalable inventories                          (7,470)         (8,606)
                                                   --------        --------
                                                   $ 25,990        $ 46,499
                                                   ========        ========

     The amounts detailed above include inventories valued under the last-in, first-out ("LIFO") method totaling $5,318,000 at December 31, 1995, which approximates replacement cost at that date. No inventories were valued under LIFO at September 29, 1996.

(5)  Note Payable and Long-Term Debt

     On March 29, 1996, the Company entered into a financing agreement (the "1996 Credit Agreement") with its bank to replace the revolving credit agreement entered into on November 24, 1994. The 1996 Credit Agreement provides the Company with a two-year revolving line of credit facility (the "Revolver"), a $3,300,000 two-year facility (the "Term Note") and an additional $5,000,000 facility (the "1996 Note") for the period through December 31, 1996. Borrowings under the 1996 Credit Agreement are secured by substantially all of the assets of the Company. Under the terms of the 1996 Credit Agreement, the Company will pay interest monthly on outstanding borrowings at the prime rate (8.25% at September 29, 1996) plus a spread (between 1.0% and 2.0%). The Company will be provided credit availability on the Revolver equal to the lesser of $27,500,000 or the applicable amount of its eligible accounts receivable and inventories through December 31, 1996. Effective January 1, 1997 through the maturity date of March 1998, the Company's credit availability on the Revolver will equal the lesser of $22,500,000 or the applicable amount of its eligible accounts receivable and inventories. Principal payments on the Term Loan are due monthly commencing in the fourth quarter of 1996. The balance on the 1996 Note at September 29, 1996 was $804,000, which was fully paid as of October 3, 1996.

     The Company, in conjunction with the 1996 Credit Agreement, paid a $250,000 fee and issued warrants to purchase 1,200,000 shares of common stock at $0.01 per share to the lender in consideration for execution of the financing agreement. At September 29, 1996, 200,000 of the warrants were exercisable and the balance of the warrants become exercisable in quarterly increments of 250,000 beginning March 1997. The warrants will expire 5 years following the issue date. The lender will forfeit any unvested warrants in the event the Company repays all debt outstanding under the 1996 Credit Agreement prior to any warrant vesting date. The Company recorded an original issue discount for the 1996 Credit Agreement equal to the fair market value of the exercisable options and is amortizing this discount over the 12 month period beginning April 1996.

     Long-term debt consists of the following:

                                                 September 29,   December 31,
                                                     1996            1995
                                                   --------        --------
                                                  (Unaudited)
     Revolver                                      $  8,321        $ 25,583
     Term Note                                        3,300               0
     Other                                            5,355           5,638
                                                   --------        --------
      Total long-term debt                           16,976          31,221

     Unamortized original issue discount
      related to issuance of warrants
      exercisable on date of issuance                  (240)              0

     Current portion of long-term debt              (14,813)         (8,171)
                                                   --------        --------
                                                   $  1,923        $ 23,050
                                                   ========        ========

     Available borrowings on the Revolver at September 29, 1996 were approximately $4,643,000. The interest rate on all debt outstanding under the 1996 Credit Agreement at September 29, 1996 was 10.25%. As a result of the
Company's early repayment of the 1996 Note on October 3, 1996, the interest rate was reduced to 9.5%.

     The 1996 Credit Agreement requires maintenance of certain financial ratios and contains other restrictive covenants, including prohibiting the Company from paying dividends. At September 29, 1996 the Company was not in compliance with certain covenants, including minimum earnings before interest, income taxes, depreciation and amortization ("EBITDA"). The bank has waived its rights with regard to such items of non-compliance through November 30, 1996. Management believes the Company may be in non-compliance with similar covenants within twelve months and has, therefore, classified the debt as current.

(6)  Dispositions

     On February 9, 1996, the assets of the instrumentation products business unit of Metrum were sold to Bell Technologies, Inc. ("Bell"), formerly F.W.
Bell, Inc., for $10,104,000 cash and an earn-out provision which provides for additional payments to the Company, up to $3,000,000 in the event annual earnings before interest and taxes exceeds defined amounts through December 31, 2001. The Company and Bell are both majority owned subsidiaries of Group
Financial Partners, Inc. (the "Parent"). Due to the common ownership interest of the Parent in the Company and Bell, the Company requested and obtained an independent opinion, which indicated that the consideration received by the Company for the sale of the instrumentation products business was fair, from a financial point of view, to the unaffiliated shareholders of the Company. In addition, due to the common ownership, the amount by which the sales price exceeds the net book value of assets and liabilities transferred has been recorded by the Company as a contribution to its capital of $613,000.

     On March 22, 1996, the Company sold substantially all of the assets related to its Badger name brand product business unit for its carrying value of $1,457,000.


Item 2.    Management's Discussion and Analysis of Financial Condition and
      Results of Operations

Results of Operations

     The following tables set forth certain data, expressed as a percentage of revenue, from the Company's Consolidated Statement of Operations for the three and nine month periods ended September 29, 1996 and October 1, 1995.


                             Three Months Ended          Nine Months Ended
                          September 29,  October 1,  September 29,  October 1,
                              1996          1995         1996          1995
                             ------        ------       ------        ------
                                  (Unaudited)               (Unaudited)
Revenue                      100.0%        100.0%       100.0%        100.0%
Cost of operations            98.3          95.7         94.5          95.9
                             ------        ------       ------        ------
Gross profit                   1.7           4.3          5.5           4.1
Selling, general and
administrative expense         5.0           4.9          4.8           6.7
Research and development       0.0           0.8          0.2           1.2
                             ------        ------       ------        ------
Operating (loss) income       (3.3)         (1.4)         0.5          (3.8)
Interest expense               1.5           0.8          1.5           1.0
Other expense (income),
net                            0.2          (0.2)         0.1           0.1
                             ------        ------       ------        ------
Loss before income taxes      (5.0)         (2.0)        (1.1)         (4.9)
Income tax expense
(benefit)                      0.9          (0.9)         0.4          (1.9)
                             ------        ------       ------        ------
Net loss                      (5.9)%        (1.1)%       (1.5)%        (3.0)%
                             ======        ======       ======        ======

     Revenue for the third quarter of 1996 was $48.2 million, a decrease of $23.4 million or 32.7% from $71.6 million for the third quarter of 1995. Revenue for the first nine months of 1996 was $180.4 million, a decrease of $28.1 million or 13.5% from $208.5 million for the first nine months of 1995. The overall decrease in revenue reflects several changes in the Company's business which occurred during 1995 and in the first nine months of 1996. The composition of revenue for the comparable year-to-year periods varied primarily as a result of the Company's expansion into Latin America and its reduced domestic operations, including the disposition of its name brand products business units during 1995 and in the first quarter of 1996. The net decrease of $28.1 million for the nine month period is comprised of an increase in foreign operations of $23.7 million offset by a reduction in Tampa based operations of $26.5 million, and a $25.3 million decrease in revenue associated with the disposition of substantially all of the assets of Metrum, Inc. and the Badger business unit.

     The increase in revenue from the Company's foreign operations in the first nine months of 1996 was generated by the growth in the Company's Mexican and Brazilian manufacturing services operations of $16.8 million and $6.9 million, respectively. The principal increase in revenue from the Mexican operation was provided by a turnkey contract which began in the second half of 1995 and which was completed during the third quarter of 1996. The increase in Brazilian revenues was principally due to the fact that the Company initially commenced operations in Brazil during the third quarter of 1995 whereas it operated in Brazil for a full nine months during 1996. The Company also commenced operations at a facility located in Campinas, Brazil, in August, 1996.

     Revenue for the Company's domestic manufacturing and engineering services businesses decreased by $24.0 million and $2.5 million, respectively, over the first nine months of the prior year. The majority of the domestic manufacturing services revenue decrease was related to a reduction in customer demand and to periodic cancellations of non-profitable contracts during the first nine months of 1995.

     The Company significantly reduced the fixed costs of its Tampa facility during 1995, thus lowering the break-even point of its manufacturing services operation. While the Company continued to strategically lower both fixed and variable costs during the first nine months of 1996, the revenue base for the Tampa facility was not sufficient to enable it to report an operating profit in the third quarter. Additionally, the completion of a contract has created additional under-utilized production capacity at the Company's Tampa manufacturing facility. While a near term replacement of this business is not foreseen, the Company is actively pursuing new business opportunities with both its existing customer base and new customers.

     To enhance the Company's prospects for achieving an adequate revenue load in future periods, management has structured the marketing and sales function to optimize the Company's capabilities toward the achievement of new business generation. The Company's marketing efforts for its domestic manufacturing services operations are focused to identify high product mix and advanced packaging demands, and are designed to attract and win profitable contracts which will utilize the Company's value added engineering capability. Management has also consolidated certain manufacturing support and materials functions to improve the Company's performance on its existing programs. If the Company is unable to attract new business which will generate profitable revenue for its Tampa facility during the remainder of 1996 and in 1997, its financial performance during these periods may be adversely affected. Management will closely monitor the progress of these activities and will take additional actions to minimize the impact of any potential revenue shortfall.

     Revenue for the name brand products business units was $6.1 million for the first nine months of 1996, which includes $4.1 million of revenue derived from a favorable contract claim settlement. The instrumentation products business unit of Metrum and the Company's Badger business unit were sold during the first quarter of 1996. The aggregate decrease in revenue for the year-to-year comparable periods related to the disposition of name brand products businesses was $25.3 million. The sale of these business units completed the disposition of the Company's entire line of name brand products which also included two sale transactions in the second quarter of 1995.

     Gross profit for the third quarter of 1996 decreased to $0.8 million or 1.7% of revenue from $3.1 million or 4.3% of revenue in the third quarter of 1995. Gross profit for the first nine months of 1996 increased to $9.8 million or 5.5% of revenue from $8.6 million or 4.1% of revenue in the first nine months of 1995. The decrease in gross profit in the third quarter of 1996 is primarily attributable to the disposition of the Company's name brand products business units and the under-utilized capacity of its Tampa based operations. The net increase in gross profit during the first nine months of 1996 is principally related to a $7.7 million increase in gross profit from the Company's core manufacturing and engineering services businesses, partially offset by a $6.5 million decrease in gross profit from the name brand products business. The $7.7 million increase in gross profit is associated with a reduced level of inventory reserves and adjustments, contract estimate changes and severance costs as compared to the same period in 1995. Additionally, the gross margin amount for the first nine months of 1996 also includes a favorable name brand products business claim settlement of $4.1 million.

     Selling, general and administrative expense for the third quarter of 1996 decreased to $2.4 million or 5.0% of revenue from $3.5 million or 4.9% of revenue in the third quarter of 1995. Selling, general and administrative expense for the first nine months of 1996 decreased to $8.6 million or 4.8% of revenue from $14.0 million or 6.7% of revenue for the same period in 1995. The decrease in the first nine months of 1996 reflects the disposition of the name brand products business units and the result of ongoing cost reduction activities.

     Research and development expense for the third quarter and first nine months of 1996 decreased $0.6 million and $2.2 million, respectively, from the comparable prior year periods. The Company's research and development efforts have historically been concentrated on the name brand products business units. The Company's manufacturing and engineering services businesses are expected to continue to require comparatively lower levels of research and development in the future.

     Interest expense for the third quarter and first nine months of 1996 increased $0.2 million and $0.7 million, respectively, from the comparable prior year periods. Although the Company's average debt outstanding during the first nine months of 1996 was lower than the comparable prior year period, the weighted average interest rate on borrowings increased during 1996. Additionally, $0.6 million of the increase for the first nine months of 1996 resulted from the Company's expansion into Latin America.

     Income tax expense for the three and nine month periods ended June 30, 1996, consists primarily of income taxes on earnings in foreign countries.

Liquidity and Capital Resources

     Net cash provided by operating activities was $3.0 million for the first nine months of 1996. Inventories and accounts receivable decreased by $13.3 million and $7.1 million, respectively, attributable to the completion or curtailment of certain commercial contracts during 1996.

     The Company's accounts payable decreased by $20.0 million during the first nine months of 1996. The decrease is attributable to utilization of a portion of the proceeds from the sales of businesses and a reduction in inventory requirements. While the Company has maintained extended payment terms with its suppliers, the Company has long-term relationships with a majority of its suppliers and has been successful in maintaining reasonable credit terms with its supplier base.

     Net cash provided by investing activities was $9.2 million for the first nine months of 1996. Capital expenditures were $2.4 million and the divestiture of Metrum's instrumentation products business and the Company's Badger business unit generated net proceeds of $10.1 million and $1.5 million, respectively. The majority of the proceeds from the sale transactions were used to reduce the Company's debt outstanding and to reduce accounts payable.

     Net cash used in financing activities was $13.1 million for the first nine months of 1996. On March 29, 1996, the Company entered into a credit agreement with its bank which provided the Company with a revolving credit facility and two term facilities. The revolving credit facility is for a term of two years and provides credit availability up to $27.5 million through December 1996 and $22.5 million through March 1998, subject to a borrowing base consisting of eligible accounts receivable and inventories. At September 29, 1996, availability on the Company's revolving credit facility was approximately $4.6 million. The term facilities include a $3.3 million term note payable in installments over two years and a $5.0 million term note payable in installments through December 1996. Of the $5.0 million term note payable, approximately $4.2 million was paid down during the first nine months of 1996.

     In connection with the new credit agreement, the majority shareholder of the Company invested $1.0 million in the Company in exchange for shares of Common Stock. As a condition of the consummation of the restructured credit agreement, the Company also issued warrants to purchase 1.2 million shares of Common Stock to the bank, 0.2 million of which were vested on date of closing and the remaining 1.0 million become vested quarterly in 25% increments beginning March 1997. The bank will forfeit any unvested warrants in the event the Company repays all debt outstanding prior to any warrant vesting date. The Company is investigating alternative sources of financing which, if obtained, will enable the Company to repay the debt to the bank prior to March 29, 1997. At September 29, 1996, the Company was not in compliance with certain financial covenants contained in the credit agreement. The bank waived such items of non-compliance through November 30, 1996.

     The Company's principal sources of liquidity currently consist of funds available under its revolving credit facility and its ability to manage asset turnover. The Company's ability to manage its working capital position and to generate profitable revenue for its Tampa facility during the remainder of 1996 will impact the Company's accounts receivable and inventories collateral base and, therefore, the availability of borrowings under the revolving credit facility. The maximum available borrowings under the revolving credit facility of $27.5 million through December 1996 and $22.5 million thereafter should provide the Company with sufficient resources to meet its cash requirements through the next twelve months. However, if the Company is unable to maintain the collateral base required to utilize this borrowing capacity, its liquidity may be adversely affected. Should it become evident that a potential deficiency in short-term liquidity exists, management will undertake proactive measures, including seeking alternative sources of working capital and capital equipment financing, the sale of certain assets and actions to maximize the amounts of accounts receivable and inventories eligible as collateral. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

     Inflation did not have a material effect on the Company's operations in the first nine months of either 1996 or 1995.

Part II   Other Information

Item 3.   Defaults Upon Senior Securities

     As of September 29, 1996, the Company was not in compliance with certain covenants regarding financial ratios which are specified in the Amended and Restated Credit and Security Agreement with First Union Commercial Corporation dated March 29, 1996. There is further discussion of these items of non-compliance in Note 5 of the Notes to Interim Consolidated Financial Statements on page 8 hereof and in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this Form 10-Q on page 12 hereof.


Item 5.   Other Information

     On October 10, 1996, the Company announced that it is considering entering into a proposed merger with the Company's parent company, Group Financial Partners, Inc. The Board of Directors of the Company has appointed a special committee, consisting of its independent directors, to review and analyze the proposed merger in order to ensure that the transaction is fair to the unaffiliated shareholders of the Company. The special committee of the Board of Directors has retained an investment banking firm to assist it with the review and analysis of the proposed merger. The special committee is expected to deliver a report to the full Board of Directors on the fairness of the proposed merger in December 1996.

     On November 4, 1996, the Company also announced that, effective October 31, 1996, Carl P. McCormick resigned from his position as a director and as the President and Chief Executive Officer of the Company and that the Board of Directors of the Company appointed Robert E. Gill to serve as the Company's President and Chief Executive Officer. Mr. McCormick will remain an employee of the Company until December 31, 1996, at which time he plans to retire from the Company. Mr. Gill also serves as the chairman of Group Financial Partners, Inc. He has been a director of the Company since 1989 and he served as chairman of the Company's Board of Directors from 1989 to 1992. The remaining members of the Board of Directors of the Company have not yet elected a director to fill the vacancy created by Mr. McCormick's resignation from the Board.


Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

      The exhibits listed on the Exhibit Index on page 15 of this Form 10-Q are filed as a part of this report.

      (b) Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended September 29, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GROUP TECHNOLOGIES CORPORATION
                                        (Registrant)


Date: November 12, 1996             By: /s/ Robert E. Gill
      -----------------                 -----------------------------------
                                        (Robert E. Gill)
                                        President & Chief Executive Officer



Date: November 12, 1996             By: /s/ David D. Johnson
      -----------------                 -----------------------------------
                                        (David D. Johnson)
                                        Vice President & Chief Financial Officer

                                  Exhibit Index

Exhibit
Number    Description
--------  -----------
10.4.1    First Amendment to Amended and Restated Credit and Security Agreement,
          dated May 13, 1996.
10.4.2    Second Amendment to Amended and Restated Credit and Security
          Agreement, dated September 5, 1996.
10.4.3    Letter Agreement dated November 7, 1996 Pertaining to Amended and
          Restated Credit and Security Agreement.
10.32.2   Group Technologies Corporation Independent Directors' Stock Option
          Plan restated effective October 29, 1996, dated October 27, 1994.
10.33.2   Group Technologies Corporation 1994 Stock Option Plan for Key
          Employees restated effective October 29, 1996, dated October 27,
          1994.
11        Statement re: computation of per share earnings.
27        Financial data schedule (for SEC use only).


