Form 10-K
period 1996-12-31
GROUP TECHNOLOGIES CORP
filed 1997-03-31
CIK 864240

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
 X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934. For the fiscal year ended December 31, 1996.

     Transition report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934. For the transition period from      to     .
                                                          ----    ----

                         Commission file number 0-24020

                         GROUP TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                Florida                                59-2948116
      (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

                          10901 Malcolm McKinley Drive
                              Tampa, Florida 33612
          (Address of principal executive offices, including zip code)

                                 (813) 972-6000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 19, 1997 (based upon the average of the high and low prices of the registrant's Common Stock reported for such date on The Nasdaq Stock Market, was $4,116,855. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 19, 1997, the registrant had outstanding 16,220,629 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                            Table of Contents

                                                                     Page No.
Part I
Item 1.   Business                                                         1
Item 2.   Properties                                                       5
Item 3.   Legal Proceedings                                                5
Item 4.   Submission of Matters to a Vote of Security Holders              5

Part II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                              6
Item 6.   Selected Financial Data                                          7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9
Item 8.   Financial Statements and Supplementary Data                     16
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                        37

Part III
Item 10.  Directors and Executive Officers of the Registrant              37
Item 11.  Executive Compensation                                          39
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                  44
Item 13.  Certain Relationships and Related Transactions                  45
Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                             46

PART I

Item 1.   Business

     Group Technologies Corporation ("GTC" or the "Company") provides advanced manufacturing, engineering and testing services to original equipment manufacturers ("OEMs") of electronic products. GTC's principal operating facility is located in Tampa, Florida. GTC's operating subsidiaries include Group Technologies S.A. de C.V. ("GTC Mexico"), a majority-owned subsidiary located in Mexico City, Mexico where it operates one manufacturing facility and Group Technologies Suprimentos de Informatica Industria e Comercio Ltda. ("GTC Brazil"), a majority-owned subsidiary located in the state of Sao Paulo, Brazil where it operates two separate manufacturing facilities, one in Hortolandia and one in Campinas. GTC is a majority owned subsidiary of Group Financial Partners, Inc. ("GFP").

     GTC custom manufactures complex circuit card assemblies, subsystems and end-user products for use in a wide variety of markets, including automotive, commercial avionics, computer, government systems, industrial electronics, networking, space, and telecommunications. GTC offers its customers traditional turnkey manufacturing solutions, including basic design services (such as board layout, production and testing), materials management (including selection, sourcing and procurement), automated assembly and quality assurance. GTC also provides high-level engineering services, such as design services, software development and product redesign. GTC believes that its ability to offer its customers a broad range of sophisticated engineering services, which complement its basic manufacturing services, gives it a competitive advantage.

     Substantially all of the assets of Metrum, Inc. ("Metrum"), a wholly owned subsidiary of GTC, were divested during the first quarter of 1996, and GTC immediately ceased all operations at its Littleton, Colorado facility. Also during the first quarter of 1996, GTC sold substantially all of the assets related to its Badger line of name brand products. The effect of these dispositions is more fully discussed herein under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". In order to meet the needs of its expanding customer base in Brazil, GTC opened a manufacturing facility located in Campinas, Brazil, during the third quarter of 1996.

     Forward Looking Statements

     Certain statements set forth in Item 1 and Item 7 in this Annual Report on Form 10-K may constitute forward-looking statements that involve numerous risks and uncertainties. Among the factors that can cause the Company's actual performance to differ materially are the following: business conditions and growth in the advanced manufacturing, engineering and testing services industry and the general economy; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with the Company's manufacturing facilities; the Company's ability to comply with the terms of its credit facilities; dependence upon and ability to retain key personnel; ability to comply with the rules for inclusion in the Nasdaq Stock Market, including minimum stock bid price and market value requirements as discussed in Item 5 in this Annual Report on Form 10-K; stock price fluctuations; the effect of environmental laws; and the risk factors listed from time to time in the Company's Securities and Exchange Commission (the "Commission") filings. The impact of certain of these factors experienced during 1996 is more fully discussed herein under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Manufacturing Services

     GTC provides its customers with a broad variety of solutions, from low-volume prototype assembly to high-volume turnkey systems manufacturing. GTC employs a multi-disciplined engineering team which provides comprehensive manufacturing and design support to customers. The turnkey systems solutions offered by GTC include design conversion and enhancement, materials procurement, system assembly, testing and final system configuration.

     GTC's manufacturing capabilities are enhanced by up-to-date manufacturing techniques. Among these techniques are just-in-time procurement and continuous flow manufacturing (where practical), statistical process control, total quality management, stringent and real-time engineering change control routines, and total cycle time reduction techniques. GTC has also invested in integrated manufacturing support systems to maximize performance. These systems provide a continuous flow of information from the initial estimating phase of a project through final shipment.

     GTC provides varied levels of testing services, ranging from in-circuit test, burn-in test and environmental stress screening to functional test. Increasingly, GTC is asked to provide final systems assembly ("box build") services. As a result, testing procedures and equipment are required to ensure that finished products are tested to standards that reflect their required use.

Engineering Services

     GTC utilizes its advanced engineering services capabilities to provide its customers with complete system solutions that exceed the scope of traditional turnkey services provided by most contract manufacturers. GTC believes that the ability to provide its customers with these services, including software development, design services, prototype development, product re-engineering, feature enhancement, product ruggedization, cost reduction, product miniaturization, and EMI interference and shielding is instrumental in moving new products to market quickly and regularly. GTC's engineers perform design work on a contract basis for a number of customers, including those requiring high levels of security clearance.

Customers and Marketing

     GTC has pursued the diversification of its market segments and customer base and has sought relationships with leading OEMs in the markets it serves. GTC's principal sources of new business originate from the expansion of existing relationships, referrals and direct sales through senior management, direct sales personnel, and market specialists. Supported by the executive staff, market specialists identify and attempt to develop relationships with potential OEM customers who meet a certain profile, which includes financial stability, industry leadership, need for technology driven turnkey manufacturing, anticipated unit volume growth and long-term relationship potential.

     GTC's sales efforts are further supported by advertising in numerous trade media and sales literature and by promotions. GTC promotes the concept of manufacturing relationships with each of its customers. The focus of this relationship is centered on the belief that GTC and its employees must become an essential part of every customer's operations. To facilitate this relationship, GTC employs program managers who are dedicated to one or more customers to ensure that customer contract requirements are met and that information critical to the success of each program is communicated and acted upon in an expedient fashion. This requires that program managers maintain close contact with GTC employees and with the customers that they support, communicating project status in addition to resolving specific issues which arise. GTC believes that this dedicated relationship is critical to meeting the dynamic needs of its customers.

     During the last three years, GTC's largest individual commercial customer was IBM, which accounted for approximately 14%, 16%, and 16%, of GTC's revenue in 1994, 1995 and 1996, respectively. Sales to International Game Technology represented approximately 10% of GTC's revenue in 1996. GTC's sales of products and services to United States government agencies represented approximately 19%, 20% and 17% of GTC's revenue in 1994, 1995 and 1996, respectively. GTC's sales of products and services to a variety of prime contractors under contract with the federal government, in the aggregate, represented approximately 11%, 9% and 12% of GTC's revenue in 1994, 1995 and 1996, respectively.

Competition

     GTC operates in a highly competitive environment and competes against numerous domestic and foreign manufacturers. GTC's competitors include AVEX Electronics, Benchmark Electronics, DII Group, IEC Electronics, Jabil Circuit, Plexus, SCI Systems, Sanmina, and Solectron. In addition, GTC may encounter competition in the future from other large electronic manufacturers which are selling, or may begin to sell, contract manufacturing services. GTC may also face competition from the manufacturing operations of its current and potential OEM customers, which GTC believes continue to evaluate the merits of manufacturing products internally versus the value of contract manufacturing.

     GTC believes that the primary basis of competition in its targeted markets are time to market, capability, price, manufacturing quality, advanced manufacturing technology and reliable delivery. GTC believes that it generally competes favorably with respect to each of these factors. To remain competitive, GTC must continue to provide technologically advanced manufacturing services, maintain world-class quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

Backlog

     GTC's order backlog at December 31, 1996 was approximately $65 million as compared to order backlog at December 31, 1995 of approximately $124 million. Backlog consists of firm purchase orders and commitments, substantially all of which is expected to be filled within twelve months. However, since orders and commitments may be rescheduled or canceled, backlog is not a definitive indicator of future financial performance.

Suppliers

     GTC procures components from a broad group of suppliers, determined on an assembly-by-assembly basis. Some of the products and assemblies manufactured by GTC require one or more components that may be available from only a single source. Also, certain components are allocated in response to supply shortages. GTC attempts to ensure the continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, GTC attempts to arrange for alternative sources of supply, where available, or defers planned production to meet the anticipated availability of the critical component. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components, especially memory and logic devices. While GTC has not experienced significant material shortages in the recent past, such shortages could produce significant short-term interruptions of GTC's future operations.

     GTC believes it fosters fair and strong relationships with its suppliers. These relationships are built upon a history of GTC providing suppliers with accurate and timely information when ordering materials and responding to the suppliers' requirements. In return, suppliers are expected to provide competitive material prices with flexible delivery schedules, to honor their commitments for delivery of materials on time, and to meet or exceed all quality requirements.

Research and Development

     GTC invested $5.2 million, $3.0 million and $0.3 million, in research and development in 1994, 1995 and 1996, respectively. This investment was made primarily in support of GTC's name brand products line of business, substantially all of which was divested by GTC by the end of the first quarter of 1996. GTC also utilizes its research and development capability to develop processes and technologies for the benefit of its customers. GTC plans to perform a limited amount of research and development in the future. The Company cannot forecast the impact of such expenditures upon the overall success of its sales.

Proprietary Rights, Patents and Trademarks

     GTC regards its manufacturing processes and circuit designs as proprietary trade secrets and confidential information. GTC relies largely upon a combination of trade secret laws, agreements with its OEM customers, internal security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of its circuit designs and manufacturing processes. Although GTC takes steps to protect its trade secrets, there can be no assurance that misappropriation will not occur.

     GTC licenses some technology from third parties which it uses in providing manufacturing services to its OEM customers. GTC believes that such licenses are generally available on commercial terms from a number of licensors. Generally, the agreements governing such technology grant GTC nonexclusive, worldwide licenses with respect to the subject technology and terminate upon a material breach by GTC.

     Although GTC does not believe that its circuit designs or manufacturing processes infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against GTC in the future with respect to current or future designs or processes. Any such assertion may require GTC to enter into a royalty arrangement or result in costly litigation.

Certifications

     GTC's Tampa facility is certified to ISO 9001, the international standard for quality assurance in design, development, production, installation and service. GTC also meets the National Aeronautics and Space Administration's NHB5300.4 specification for space programs and numerous military specifications including MIL-Q-9858A (quality program), MIL-STD-2000A (high-reliability soldering), MIL-STD 45662 (calibration and metrology) and MIL-STD-801D (environmental testing). GTC also meets certain manufacturing and quality practices required by the Federal Aviation Administration. GTC will continue to utilize these certifications to provide service to these and other niche markets.

     GTC's facilities in Mexico City, Mexico and Hortolandia, Brazil are certified to ISO 9002. ISO 9002 is the international standard for quality assurance in product installation and service, but does not cover product design or development.

Government Regulation

     GTC's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. Management believes that GTC's business is operated in material compliance with applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies which, respectively, pertain to health and safety in the workplace and the use, discharge and storage of chemicals employed in the manufacturing process. Current costs of compliance are not material to GTC. However, new or modified requirements, not presently anticipated, could be adopted creating additional expense for GTC.

     GTC's former leased facility located on Waters Avenue in Tampa, Florida is currently subject to remediation activities related to ground water contamination by methylene chloride and other volatile organic compounds which occurred prior to GTC's lease of the facility. Through a series of evaluations, it was determined that ground water contamination is also present off site. In December 1986, Honeywell, Inc. ("Honeywell"), a prior operator of the facility, entered into a consent order (the "Consent Order") with the State of Florida Department of Environmental Regulation under which Honeywell agreed to take certain corrective action to remediate the contamination. These remediation activities include the installation of recovery wells and the treatment of the contaminated ground water. Under the Consent Order, Honeywell assumed the responsibility for initiating and conducting these remediation activities, including the annual cost associated with these remediation activities, currently estimated to be up to $500,000 per year. At the time GTC purchased the assets of the business located on this leased site, it obtained an agreement from the seller, Philips Electronics North America Corporation, to indemnify and hold GTC harmless with respect to such matters. GTC vacated the property in December 1994, at which time its lease obligation expired.

     In the course of Metrum's acquisition of certain assets of a business from Alliant Techsystems, Inc. ("Alliant"), Metrum and GTC became aware of ground water contamination that will require remedial action at the facility where the business was located in Littleton, Colorado. Evaluations indicate that certain chlorinated solvents were disposed of on the site by a previous owner of the business and these solvents have contaminated the ground water. There has been no final determination on the total scope of actions which will be required to remediate the ground water contamination, although it is estimated that the clean-up cost could reach as high as $20 million in the aggregate. As part of the agreement for the purchase and sale of the assets of the business, Alliant agreed to indemnify and hold Metrum harmless with respect to such matters. Metrum leased the facility from Alliant and continued operations on the site until substantially all of the assets of the business were sold on February 9, 1996. Metrum and GTC agreed to indemnify and hold the buyer harmless with respect to such matters.

Employees

     As of December 31, 1996, GTC employed approximately 1,500 employees, of which approximately 800 are employed in the United States, 400 are employed in Mexico and 300 are employed in Brazil. GTC employs approximately 110 people in finance, sales or administration, 1,290 people in manufacturing operations and 100 people in various engineering functions. Approximately 350 of GTC's domestic employees are represented by the International Brotherhood of Teamsters collective bargaining unit. In 1993, GTC and the International Brotherhood of Teamsters signed a five-year contract. GTC believes its relationships with its employees are good.

Geographic Segments

     All of GTC's operations for 1994, 1995 and 1996 were located in the United States, Mexico and Brazil. See Note 18 to Notes to Consolidated Financial Statements for financial information about GTC's geographic segments.

Item 2.   Properties

     GTC's headquarters are in a 308,000 square foot office and manufacturing facility on Malcolm McKinley Drive in Tampa, Florida which GTC occupies under a ten-year lease expiring in April 2002 (with two additional five-year options). Adjacent to its Tampa headquarters, GTC leases a 60,000 square foot warehouse. GTC also leases a 118,000 square foot office and manufacturing facility located on Poniente 152 No. 659 in Mexico City, Mexico under a lease that expires in July 1997 (with two additional three-year options). GTC occupies approximately 20,000 square feet of a manufacturing facility in Hortolandia, Brazil in connection with its manufacturing services agreement with its customer. GTC also leases approximately 30,000 square feet of space at a facility in Campinas, Brazil, pursuant to a lease that expires in July 1999 (with an option to renew for an unspecified period).

Item 3.   Legal Proceedings

     GTC is, from time to time, a party to litigation which arises in the normal course of its business. Management does not believe that these proceedings, individually or in the aggregate, are material or that any adverse outcomes of these matters would have a material adverse effect upon the business or financial condition of GTC.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of shareholders of GTC during the fourth quarter of fiscal year 1996.

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
Matters

     The shares of GTC's voting Common Stock are quoted on the Nasdaq Stock Market under the symbol GRTK. The following table sets forth, for the periods indicated, the high and low sales prices per share for GTC's Common Stock as reported by the Nasdaq Stock Market:

[CAPTION]
                                           High                Low

Year Ended December 31, 1995
     First Quarter                         $7.000              $4.500
     Second Quarter                        $6.000              $4.500
     Third Quarter                         $8.000              $4.500
     Fourth Quarter                        $6.250              $1.875

Year ended December 31, 1996
     First Quarter                         $3.750              $2.125
     Second Quarter                        $4.250              $2.125
     Third Quarter                         $3.000              $1.750
     Fourth Quarter                        $2.625              $0.750


     As of March 19, 1997, there were approximately 636 holders of record of the Company's Common Stock.

     The National Association of Securities Dealers ("NASD") is presently considering rules which, if adopted, would result in new minimum criteria which a company must meet for inclusion in either the Nasdaq Stock Market or the Small Cap Market. Under the recently proposed rules, companies will be required to meet higher financial standards and maintain a stock market price of at least $1.00 per share, or else face automatic termination of their designation for inclusion in either the Nasdaq Stock Market or Small Cap Market. Additionally, current rules of the Nasdaq Stock Market state that in order to remain eligible for Nasdaq Stock Market listing, a security must have a bid price of at least $1.00 per share or in the alternative, the market value of publicly held shares (those held by persons other than officers, directors and 10% shareholders) must be at least $3,000,000 and the company's net tangible assets must be at least $4,000,000. While the Common Stock is currently quoted on the Nasdaq Stock Market, there can be no assurance that its designation for inclusion thereon will not be terminated if the NASD adopts the proposed regulations and GTC is not able to meet the higher financial standards, or its stock market price drops below $1.00 per share. If the designation for Common Stock is terminated, trading in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or, if then available, the "OTC Bulletin Board Service". As a result, a stockholder would likely find it to be more difficult to dispose of, or to obtain accurate quotations as to the value of, the Common Stock.

     The Company has historically not declared or paid any cash dividend on the Common Stock. The Company presently intends to retain all of its earnings for the future operation and growth of its business and does not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon the Company's results of operations, earnings, capital requirements, contractual restrictions and other factors considered relevant by the Board of Directors. The Company's existing credit facilities prohibit the Company from declaring or making any dividend or other distributions on the Common Stock.

Item 6.   Selected Financial Data

     The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. The Company has historically not declared or paid any cash dividend on the Common Stock.

[CAPTION]
                                           Years Ended December 31,
                                  1992   1993(1)     1994   1995(2)  1996(3)
                                -------- -------- --------  -------- --------
                                   (in thousands, except for per share data)

Statement of Operations Data:
Revenue                         $116,572 $243,856 $274,147  $273,647 $224,661
Cost of operations               103,471  200,408  237,867   269,150  217,890
                                -------- -------- --------  -------- --------
Gross profit                      13,101   43,448   36,280     4,497    6,771
Selling, general and
  administrative expense           5,947   21,808   20,561    19,683   11,453
Research and development           1,190    4,138    5,170     3,041      299
                                -------- -------- --------  -------- --------
Operating income (loss)            5,964   17,502   10,549  (18,227)  (4,981)
Interest expense                   1,169    1,647    2,048     2,907    2,858
Other expense (income)                 0        0      504       521     (59)
                                -------- -------- --------  -------- --------
Income (loss) before
  income taxes                     4,795   15,855    7,997  (21,655)  (7,780)
Income taxes                       1,588    5,882    3,297   (3,982)      799
                                -------- -------- --------  -------- --------
Net income (loss)                 $3,207   $9,973   $4,700 $(17,673) $(8,579)
                                ======== ======== ========  ======== ========
Net income (loss) per share:
  Primary                         $0.24     $0.71    $0.30    $(1.13)  $(0.53)
  Fully diluted                   $0.24     $0.69    $0.30    $(1.13)  $(0.53)
Shares used in computing
 per share amounts:
  Primary                         13,551   14,066   15,644    15,695   16,157
  Fully diluted                   13,551   14,554   15,789    15,695   16,157


[CAPTION]
                                                  December 31,
                                   1992(4)  1993(5)   1994   1995(6)  1996(7)
                                  -------- -------- ---------------- --------
                                                 (in thousands)

Balance Sheet Data:
Working capital                    $24,066  $37,305  $56,622 $23,922   $7,839
Total assets                        67,030  111,925  122,566 113,106   67,465
Current portion of long-term debt    3,000    4,271    2,080   8,171    3,513
Long-term debt, less
  current portion                   21,469   30,362   30,392  23,050   10,119
Redeemable Common Stock and related
  additional paid-in capital         1,971    2,508        0       0        0
Total shareholders' equity           6,926   17,340   42,799  25,840   19,403


(1) Reflects the results of operations from the date of acquisition of Metrum, Inc. ("Metrum") and Philips Circuit Assemblies ("PCA") on December 31, 1992 and July 30, 1993, respectively.
(2) Reflects the results of operations through the date of disposition of the peripheral products and imaging products business units of Metrum on May 31, 1995 and June 6, 1995, respectively.
(3) Reflects the results of operations through the date of disposition of the instrumentation products business unit of Metrum on February 9, 1996.
(4)  Reflects the acquisition of Metrum on December 31, 1992.
(5)  Reflects the acquisition of PCA on July 30, 1993.
(6) Reflects the disposition of the peripheral products and imaging products business units of Metrum on May 31, 1995 and June 6, 1995, respectively.
(7) Reflects the disposition of the instrumentation products business unit of Metrum on February 9, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     GTC provides advanced manufacturing, engineering and testing services to OEMs of electronic products and also to certain end users such as United States government agencies. These services include the manufacture of circuit card assemblies, subsystems and end-user products for use in a wide variety of markets. In providing these services, GTC is affected by a number of internal and external factors including, but not limited to, materials management and availability, working capital needs, variability of customer requirements, production start-up costs, industry trends and competition.

     GTC's operating results are also dependent upon the efforts and abilities of key managerial and technical employees and upon its ability to attract and retain qualified employees. During 1996 and during the first quarter of 1997, GTC experienced turnover of certain key employees, including its President and Chief Executive Officer and other executive officers of the Company. See Item 10 and Item 11 in this Annual Report on Form 10-K for additional information regarding the executive officers of the Company.

Results of Operations

     The following table sets forth certain data from GTC's Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996 expressed as a percentage of revenue:

[CAPTION]
                                                    Years ended December 31,
                                                   1994       1995     1996
                                                   ------    ------    ------

Revenue                                             100.0%    100.0%    100.0%
Cost of operations                                   86.8      98.4      97.0
                                                   ------    ------    ------
Gross profit                                         13.2       1.6       3.0
Selling, general and administrative expense           7.5       7.2       5.1
Research and development                              1.9       1.1       0.1
                                                   ------    ------    ------
Operating income (loss)                               3.8      (6.7)     (2.2)
Interest expense                                      0.7       1.1       1.3
Other expense                                         0.2       0.2       0.0
                                                   ------    ------    ------
Income (loss) before income taxes                     2.9      (8.0)     (3.5)
Income taxes (benefit)                                1.2      (1.5)      0.3
                                                   ------    ------    ------
Net income (loss)                                     1.7%     (6.5)%    (3.8)%
                                                   ======    ======    ======

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenue

     Revenue decreased by 17.9% to $224.7 million for 1996, as compared to $273.6 million for 1995. The net decrease in revenue of $48.9 million is related to the decrease in GTC's name brand product line revenue of $31.2 million (net of contract claim revenue recognized in 1996 of $4.1 million) and a decrease in the Tampa-based manufacturing and engineering services operations of $36.1 million, partially offset by an increase in sales by GTC's international EMS operations of $18.4 million.

     The decrease in name brand product line revenue results from the disposition of substantially all of the assets of Metrum and GTC's Badger business. These dispositions, which occurred during 1995 and 1996, are more fully discussed under the caption "Disposition of Assets" included herein below. The decrease in the name brand products revenues was partially offset by the successful settlement of a $4.1 million name brand product contract claim during the second quarter of 1996.

     The Tampa manufacturing services business continues to suffer from underutilized capacity. A large government contract was completed late in 1994 and orders on two commercial contracts were reduced during 1995 due to the customers' need to reduce their inventory levels. GTC also lost opportunities with two commercial customers due to a change in outsourcing strategies which resulted in the loss of a significant level of planned business. During 1996, GTC's domestic operations also experienced the impact of reduced demand from certain semiconductor industry customers and also suffered from increased facility underutilization related to certain contract terminations. The Company also expects certain contract requirements to decline during 1997, which could further reduce the utilization of the domestic operations. In an effort to mitigate the impact of these reduced contract requirements, management is implementing cost reduction strategies and is increasing its Tampa marketing efforts on high product mix and advanced packaging services.

     GTC's Latin American manufacturing services business grew significantly during 1995 and 1996. GTC entered into a manufacturing services agreement in July 1995 to provide contract manufacturing services in Brazil to GTC's largest commercial customer, IBM. The Brazilian operation began contributing to revenue and operating profit during the third quarter of 1995. During 1996, GTC's presence in Brazil expanded as a result of the start-up of a second Brazilian facility. While the Company also fostered growth at its Mexican facility during 1995, certain Mexican-based contracts were terminated during 1996, creating underutilized capacity at that facility. In response to this underutilized capacity, the Company has retained new marketing management and has increased its high volume manufacturing marketing efforts.

     To enhance GTC's prospects for achieving an adequate revenue load in future periods, management has structured the marketing and sales function to optimize the Company's capabilities at each of its manufacturing facilities. The marketing efforts for GTC's domestic, Mexican and Brazilian manufacturing services operations are focused on high product mix and advanced packaging, high volume manufacturing, and box build services, respectively.

     Gross Profit

     Gross profit increased to $6.8 million for 1996, compared to $4.5 million for 1995. The gross margin increased to 3.0% in 1996 as compared to 1.6% in 1995. The net increase of $2.3 million represents an increase in gross profit in the Tampa-based manufacturing and engineering services operations of $9.0 million and an increase from increased sales by GTC's Latin American operations of $1.4 million, partially offset by a decrease associated with GTC's divestiture of name brand product lines of $8.1 million. The name brand product line claim referred to above contributed $4.1 million to 1996 gross profit. Therefore, adjusting for the effect of this claim, the gross margin percentage in 1996 remained relatively consistent with the 1995 percentage. Included in the costs of operations in 1996 are costs amounting to $7.4 million which are more fully discussed below.

     GTC's ability to generate the expected level of profitability on contracts is highly dependent on its ability to effectively manage materials. The Company recognized inventory adjustments of $3.6 million, including $1.7 million related to two contract terminations during the year and $1.9 million related to excessive domestic and foreign scrap and related physical inventory adjustments. GTC performed its physical inventory counts on a semi-annual basis during 1996 and will continue to evaluate its inventory control and physical inventory count procedures to minimize the risk of material adjustments in the future. Management also evaluated the profitability on certain long-term contracts and recorded costs associated with changes in contract estimates of loss contracts of $1.0 million during the second quarter of 1996 and $0.8 million in the fourth quarter. Other estimate changes on long-term contracts were also recognized during 1996. These estimate changes principally resulted from the Company's inability to achieve expected labor costs or material costs during the year. Costs associated with asset disposals and deferred rent payments for capital equipment amounted to $1.6 million. Severance costs also negatively impacted gross margin by $0.4 million in 1996.

     During 1995, the Company also recognized significant charges to its operations, which are more fully discussed under the caption "Year ended December 31, 1995 compared to year ended December 31, 1994" included herein below.

     Selling, General and Administrative Expense

     Selling, general and administrative expense was $11.5 million or 5.1% of revenue in 1996, as compared to $19.7 million or 7.2% of revenue for 1995. This decrease principally represents a $6.2 million reduction of costs associated with the sale of substantially all of the assets of Metrum. Decreased administrative expenses also resulted from continued cost reduction initiatives including work force reductions during 1996. Cost reduction activities implemented at various times during 1995 contributed to the significant cost reductions realized in 1996 as compared to the full year ended December 31, 1995. These reductions offset the impact of $1.4 million of costs in 1996, including severance costs of $0.5 million and costs incurred for the expected closure of a Tampa warehouse of $0.9 million.

     With regard to warehouse costs, in the second quarter of 1996 GTC implemented a cost saving strategy to integrate the materials warehousing function into its main Tampa facility. The total cost of the move was originally estimated to be $0.4 million, but an increased cost of $0.5 million was recorded in the fourth quarter based on actual costs incurred and the review of additional information regarding sublease strategies.

     Selling, general and administrative expense also includes $1.0 million of provisions for doubtful accounts receivable, as compared to $1.3 million recognized in 1995. The provision for doubtful accounts in both 1995 and 1996 represents a change in estimate of collectibility following extensive communications with the respective customers regarding non-payment of invoices and conclusions or settlements reached during the year regarding ultimate collectibility.

     Research and Development

     Research and development expense was $0.3 million or 0.1% of revenue in 1996, as compared to $3.0 million or 1.1% of revenue for 1995. The decrease reflects the fact that the Company's research and development efforts have historically been concentrated on the divested name brand products business units. GTC's manufacturing and engineering services businesses are expected to continue to require limited levels of research and development in the future.

     Interest Expense

     Interest expense was $2.9 million or 1.3% of revenue in 1996, as compared to $2.9 million or 1.1% of revenue in 1995. Interest expense remained relatively constant with 1995 levels despite a significant reduction in outstanding debt during 1996. The increased interest rate is partly attributable to the amortization of warrants issued in the first quarter of 1996 in connection with an amended and restated credit facility. The increased interest rate also results from a higher weighted average interest rate incurred in the second half of 1995 and throughout 1996 on the Company's principal credit facility.

     Income Tax Expense

     Income tax expense of $0.8 million in 1996 is primarily attributable to the Company's international operations and Metrum state taxes payable. While an income tax benefit of $4.0 million was recognized in 1995, as of December 31, 1995, the Company had substantially exhausted the benefits of any income tax loss carrybacks. Also as of December 31, 1996, the Company has recorded a valuation allowance for all temporary differences and income tax loss carryforwards.

     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Revenue

     Revenue decreased by 0.2% to $273.6 million for 1995, as compared to $274.1 million for 1994. The net change in revenue was derived from an increase in sales by GTC's expanding Latin American operations offset by a decrease in sales related to the divestiture of certain of GTC's name brand product lines during the second quarter of 1995, a decline in sales from the balance of the name brand product lines and a decrease in sales to commercial customers of GTC's domestic manufacturing services business.

     Gross Profit

     Gross profit decreased to $4.5 million for 1995, compared to $36.3 million for 1994. The gross margin decreased to 1.6% in 1995 as compared to 13.2% in 1994. The decline in gross profit is attributable to depressed margins on GTC's domestic and international manufacturing services and charges during 1995 totaling $11.6 million related to inventories, estimated losses on terminated contracts, asset disposals, operating lease liabilities and severance costs. The lower-margin performance on the domestic and international manufacturing service resulted from the start-up of new contracts in GTC's Tampa and Mexican operations which replaced certain high-margin contracts completed in the fourth quarter of 1994. Additionally, a higher percentage of GTC's 1994 revenue was realized from contracts performed with consigned materials at relatively high gross margins as compared to 1995. During 1994, GTC also recognized gross profit of $4.5 million resulting from favorable changes in contract and claim estimates and $2.7 million from the settlement of a government contract termination claim.

     Management exercises careful judgment in its determination of the adequacy of its reserves for excess and obsolete inventories. Charges recognized by GTC during the second and fourth quarters of 1995 were the result of thorough evaluations conducted by management in the respective quarters of these reserve balances. GTC charged $2.0 million and $3.2 million to cost of operations during the second and fourth quarters of 1995, respectively, to increase its reserve for excess and obsolete inventories. Included in the fourth quarter charge for excess and obsolete inventories was $2.2 million related to Badger inventories. The Badger product line was divested in March 1996.

     Concurrent with its review of inventory levels during the second quarter of 1995, management also evaluated a number of its contracts which were not meeting GTC's volume or margin targets. The review resulted in improved pricing on certain contracts; however, it also resulted in decisions, mutually agreed to with customers, to terminate unprofitable contracts. GTC charged $1.8 million and $0.5 million to cost of operations during the second and fourth quarters of 1995, respectively, to recognize estimated losses on terminated or unprofitable contracts.

     During the fourth quarter of 1995, management evaluated the probability of a contribution to future earnings from a certain specialized manufacturing equipment item currently under lease. The operating lease was entered into in November 1994 and GTC has since been unsuccessful in attracting customers requiring this specific technology. During the implementation of the technology center concept during the fourth quarter of 1995, management determined that this equipment did not adequately match the strategies of any of the technology centers. Following its review of the business opportunities for this equipment, management elected to pursue the disposition of the equipment through a sale or assignment of lease. Management charged $1.1 million to cost of operations during the fourth quarter of 1995 to recognize the net present value of future costs associated with this lease.

     GTC conducted its annual physical inventory count for its domestic and international manufacturing businesses on October 31, 1995 and December 31, 1995, respectively. Management subsequently completed the reconciliation of its perpetual inventory records to its physical count which resulted in a fourth quarter charge to cost of operations of approximately $1.7 million and an additional inventory adjustment for an accounts payable reconciliation performed contemporaneously with the physical inventory of $0.8 million. The significant difference between the perpetual and physical amounts was not anticipated by management. Management believes that improvements in the stability of GTC's material management system and the implementation of additional inventory control procedures will reduce the likelihood of significant book to physical adjustments in the future. GTC has also implemented user training programs to certify the users on the materials management system. GTC also recognized certain other charges during the fourth quarter totaling $0.5 million related to the disposal of idle manufacturing equipment.

     Selling, General and Administrative Expense

     Selling, general and administrative expense was $19.7 million or 7.2% of revenue in 1995, as compared to $20.6 million or 7.5% of revenue for 1994. Selling, general and administrative expense decreased due to company-wide cost reduction initiatives implemented at various times throughout 1995 and the divestiture of two of Metrum's lines of name brand products during the second quarter. These reductions offset the impact of a $1.3 million provision for uncollectible accounts during 1995 (including $0.8 million recorded in the second quarter following extensive communications with the respective customers regarding non-payment of invoices and conclusions or settlements reached regarding ultimate collectibility) and increased costs associated with GTC's Latin American operations. GTC also recognized certain other charges during the second quarter totaling $0.6 million related to employee severance costs and costs associated with an uncompleted business acquisition. GTC also recognized a charge during the fourth quarter totaling $0.5 million related to the write-off of terminated financing agreement costs.

     Research and Development

     Research and development expense was $3.0 million or 1.1% of revenue in 1995, as compared to $5.2 million or 1.9% of revenue for 1994. Reductions in research and development expense were implemented in the first quarter of 1995, and the second quarter Metrum divestitures resulted in further reductions.

     Interest Expense

     Interest expense was $2.9 million or 1.1% of revenue in 1995, as compared to $2.0 million or 0.7% of revenue in 1994. Interest expense increased due to a significant increase in the average debt outstanding and an increase in the Company's interest rate which occurred during the third quarter of 1995.

     Income Tax Expense

     Income taxes include current and deferred tax benefits and expense in 1995 and 1994. GTC recorded a $4.4 million valuation allowance against its deferred tax assets during 1995. GTC also recorded a current tax benefit for the amount of federal and state income taxes refundable as a result of the 1995 operating loss.

     Dispositions of Assets

     Beginning in 1995, management focused its attention toward the actions necessary to return GTC's core manufacturing services business to profitability. Management believed that the focus of GTC's human and financial resources should be directed to its core business and, therefore, made decisions during 1995 to begin the divestiture of substantially all of GTC's line of name brand products. Another factor considered by management in reaching its decision to divest these operations was GTC's need to reduce its outstanding debt under its revolving credit agreement, which resulted in part from non-compliance with its credit agreement. These divestitures were completed during the first quarter of 1996.

     GTC's product offerings historically included a line of name brand products. All sales of GTC's Metrum subsidiary were considered name brand products, namely computer peripheral products, digital color imaging products and instrumentation recording products. GTC also marketed a line of ruggedized computers under the

Badger tradename. Management successfully completed sale transactions for substantially all of the assets of the peripherals products and imaging products businesses during the second quarter of 1995 and the instrumentation products and Badger products businesses during the first quarter of 1996. The aggregate sales price of the name brand products businesses was approximately $18.0 million, which was paid with $16.4 million in cash and a note receivable of $1.6 million. GTC retained approximately $2.4 million in liabilities associated with the Metrum business, which liabilities related primarily to certain employee benefits, accrued income taxes and commissions. GTC retained certain warranty obligations of the Badger product in addition to performance obligations under a contract with a customer who is in competition with the buyer of the assets. GTC recorded charges of $0.2 million and $0.3 million to cost of operations and other expense, respectively, during the second quarter of 1995 related to the Metrum divestitures and a $2.2 million charge to cost of operations during the fourth quarter of 1995 to write down its Badger inventories to the negotiated sale price. GTC recorded a $0.6 million increase in capital related to the first quarter 1996 instrumentation products divestiture.

     Revenue from GTC's name brand products line, in the aggregate, typically generated higher gross profit margins than revenue from GTC's manufacturing and engineering services. However, the development of name brand products and the maintenance and growth of the market position of these name brand products require significantly higher amounts of research and development and selling, general and administrative expenditures than are required by GTC's manufacturing and engineering services.

     Foreign Currency

     In addition to its domestic operations, GTC provides manufacturing services in Brazil and Mexico. The Company recognized foreign currency exchange losses due to the devaluation of the Mexican new peso, which, in the aggregate, amounted to $0.5 million or 0.2% of revenue in 1994. Foreign currency transaction gains and losses in Latin America have generally not been significant.

     Liquidity and Capital Resources

     Net cash provided by operating activities was $7.7 million and $9.4 million in 1996 and 1995, respectively. The principal contributors to the positive operating cash flow in 1996 include recognition and collection of a name brand products claim, collection of income tax refunds, collection of accounts receivable and reduced inventory levels. Significant cash payments reducing accounts payable served to partially off-set the positive contributing items. At the end of 1995, the Company was substantially beyond its payment terms with its suppliers. While GTC continues to extend its payments beyond normal terms, a significant effort was made during 1996 to reduce the days accounts payable are outstanding, contributing to the overall reduction in accounts payable. GTC has long-term relationships with a majority of its suppliers and as a result, has been successful in continuing to work on reasonable credit terms with its supplier base.

     Net cash provided by investing activities was $8.2 million as compared to net cash used in investing activities of $2.8 million in 1995. Capital expenditures in 1996 and 1995 were $3.4 million and $8.0 million, respectively. GTC's investments in manufacturing equipment in both 1996 and 1995 were required to expand its Latin American capacity, maintain its competitive position and respond to technological changes. The Company expects its capital expenditures in 1997 to be comparable to or less than 1996 levels. The divestiture of GTC's name brand product lines during 1996 and 1995 generated net proceeds of approximately $11.6 million and $5.2 million, respectively.

     Net cash used in financing activities was $17.4 million and $5.8 million during 1996 and 1995, respectively. During both 1996 and 1995, GTC significantly reduced debt outstanding on its primary credit agreement and other debt. The 1996 reductions were principally provided for by the divestiture of GTC's name brand products line in the first quarter of 1996, settlement of a name brand products claim, and by income tax refunds received during the year. GFP also invested $0.3 million in 1995 to provide funding for the start-up of GTC's Brazilian operation.

     The credit agreement between GTC and its bank entered into on March 29, 1996 (the "Credit Agreement") was amended on March 28, 1997. As more fully discussed below, the March 27, 1997 amendment (the "Amendment") resulted in, among other matters, reduced credit availability, an investment from GFP, and more lenient financial covenants. A revolving credit facility issued under the Credit Agreement provided credit availability up to $27.5 million through December 1996 and, as amended, provides $13.5 million through March 1998, subject to a borrowing base consisting of eligible accounts receivable and inventories. During 1996, GTC fully repaid a $5.0 million note and reduced the principal outstanding on a $3.3 million term note by $0.6 million. Both of the notes payable were issued under the Credit Agreement. During the first quarter of 1997, GTC repaid an additional $0.5 million on the $3.3 million term note.

     In connection with execution of the Credit Agreement in 1996, GFP invested $1.0 million in GTC in exchange for 374,531 shares of GTC Common Stock. GTC also issued warrants to the bank to purchase 1.2 million shares of GTC Common Stock for $.01 per share, 0.2 million of which became vested at closing. As amended, the Credit Agreement provides for the balance of the warrants to become exercisable as follows; 125,000 on March 31, 1997; 375,000 on June 30, 1997, 250,000 on September 30, 1997; and, 250,000 on December 31, 1997. Vesting of these warrants is also subject to an acceleration clause included in the Credit Agreement. The bank will forfeit any unvested warrants in the event GTC repays all debt outstanding prior to any warrant vesting date.

     In connection with the Amendment, during the first quarter of 1997 GFP invested $2.5 million in GTC in exchange for 250,000 shares of GTC Preferred Stock (the "Preferred Stock"). The Preferred Stock is redeemable and pays quarterly dividends of 8.5% per annum. The Preferred Stock is redeemable at the option of the holder upon repayment by the Company of all of its outstanding Credit Agreement indebtedness. The Preferred Stock is also convertible and each share may be exchanged for 8.3 shares of the Company's Common Stock.

     Planned Merger

     The Company has filed a registration statement with the Securities and Exchange Commission regarding its intent to merge with GFP and two of GFP's subsidiaries. The registration statement has not become effective and the Company can make no assurances regarding the completion of the merger, the timing of the merger or the effect the merger may have on the Company's results of operations or liquidity.

Item 8.   Financial Statements and Supplementary Data


GROUP TECHNOLOGIES CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants                        17
Consolidated Balance Sheets                                               18
Consolidated Statements of Operations                                     19
Consolidated Statements of Shareholders' Equity                           20
Consolidated Statements of Cash Flows                                     21
Notes to Consolidated Financial Statements                                22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Group Technologies Corporation

     We have audited the accompanying consolidated balance sheets of Group Technologies Corporation as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group Technologies Corporation at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ Ernst & Young LLP

Tampa, Florida
March 28, 1997

                         GROUP TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

[CAPTION]
                                                          December 31,
                                                      1995           1996
                                                    --------       --------

ASSETS

Current assets:
Cash and cash equivalents                             $2,143           $661
Accounts receivable, net                              31,167         22,754
Inventories, net                                      46,499         20,220
Other current assets                                   7,965          2,102
                                                    --------       --------
Total current assets                                  87,774         45,737

Property and equipment, net                           24,090         21,206

Other assets                                           1,242            522
                                                    --------       --------
                                                    $113,106        $67,465
                                                    ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                     $37,789        $17,969
Accrued liabilities                                   17,892         16,416
Current portion of long-term debt                      8,171          3,513
                                                    --------       --------
Total current liabilities                             63,852         37,898

Long-term debt                                        23,050         10,119
Other liabilities                                        364             45
                                                    --------       --------
Total liabilities                                     87,266         48,062

Commitments and contingencies

Shareholders' equity:
Preferred Stock, $.01 par value, 1,000,000 shares
 authorized, no shares issued and outstanding              0              0
Common stock, $.01 par value, 40,000,000 shares
 authorized; 15,828,707 and 16,220,629 shares
 issued and outstanding in 1995 and
 1996, respectively                                      158            162
Additional paid-in capital                            22,537         24,675
Retained earnings (deficit)                            3,145        (5,434)
                                                    --------       --------
Total shareholders' equity                            25,840         19,403
                                                    --------       --------
                                                    $113,106        $67,465
                                                    ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except for per share data)

[CAPTION]
                                                  Years ended December 31,
                                                  1994      1995      1996
                                                --------  --------  --------

Revenue                                         $274,147  $273,647  $224,661
Cost of operations                               237,867   269,150   217,890
                                                --------  --------  --------
Gross profit                                      36,280     4,497     6,771

Selling, general and administrative expense       20,561    19,683    11,453
Research and development                           5,170     3,041       299
                                                --------  --------  --------
Operating income (loss)                           10,549  (18,227)   (4,981)

Interest expense                                   2,048     2,907     2,858
Other expense (income)                               504       521      (59)
                                                --------  --------  --------
Income (loss) before income taxes                  7,997  (21,655)   (7,780)

Income taxes                                       3,297   (3,982)       799
                                                --------  --------  --------
Net income (loss)                                 $4,700  $(17,673) $(8,579)
                                                ========  ========  ========
Net income (loss) per share:
  Primary                                          $0.30    $(1.13)   $(0.53)
  Fully diluted                                    $0.30    $(1.13)   $(0.53)
Shares used in computing per share amounts:
  Primary                                         15,644    15,695    16,157
  Fully diluted                                   15,789    15,695    16,157


The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except for share data)

[CAPTION]
                          Common Stock  Additional  Retained  Deferred  Share-
                          ------------    Paid-In   Earnings  Compen- holders'
                         Shares  Amount    Capital  (Deficit) sation   Equity
                         ------  ------    ------   --------  ------  -------

Balance at
  December 31, 1993    12,508,800 $125       $875    $16,492  $(152)  $17,340

Common stock issued     2,050,560   20     17,793          0       0   17,813
Compensation expense
 recorded in connection
 with issuance of
 redeemable common stock        0    0          0        277       0      277
Deferred compensation           0    0          0          0     152      152
Conversion of redeemable
 common stock to
 shareholders' equity   1,067,187   11      3,157      (651)       0    2,517
Net income                      0    0          0      4,700       0    4,700
                       ---------- ----    -------    -------    ----  -------
Balance at
 December 31, 1994     15,626,547  156     21,825     20,818       0   42,799

Common stock issued
 and issuable             202,160    2        712          0       0      714
Net loss                        0    0          0    (17,673)      0  (17,673)
                       ---------- ----    -------    -------    ----  -------
Balance at
 December 31, 1995     15,828,707  158     22,537      3,145       0   25,840
Common stock issued       391,922    4      1,045          0       0    1,049
Warrants issued                 0    0        480          0       0      480
Capital contribution            0    0        613          0       0      613
Net loss                        0    0          0    (8,579)       0  (8,579)
                       ---------- ----    -------    -------    ----  -------
Balance at
December 31, 1996      16,220,629 $162    $24,675    $(5,434)     $0  $19,403
                       ========== ====    =======    =======    ====  =======

The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

[CAPTION]
                                                   Years ended December 31,
                                                   1994      1995       1996
                                                 --------  --------  --------

Cash flows from operating activities:
Net income (loss)                                  $4,700 $(17,673)  $(8,579)
Adjustments to reconcile net income (loss)
 to net cash (used in) provided by
 operating activities:
Depreciation and amortization                       5,402     5,596     5,214
Compensation paid with redeemable common stock        429         0         0
Deferred income taxes                               2,499       741       251
Provision for inactive, obsolete
 and unsalable inventories                            540     6,939     3,567
Provision for doubtful accounts                       571     1,293       961
Provision for idle leased equipment                     0     1,104         0
Loss on equipment disposals and other                 273       778     1,134
Changes in operating assets and liabilities,
 net of acquisitions and dispositions:
   Accounts receivable                            (2,856)     1,875     4,195
   Inventories                                    (7,172)     3,287    15,497
   Other current and non-current assets           (4,403)   (3,752)     4,737
   Accounts payable                               (3,829)     8,043  (18,872)
   Accrued and other liabilities                  (9,052)     1,183     (389)
                                                 --------  --------  --------
Net cash (used in) provided by
 operating activities                            (12,898)     9,414     7,716

Cash flows from investing activities:
Capital expenditures                              (7,271)   (8,042)   (3,408)
Proceeds from disposal of assets                        0     5,214    11,561
                                                 --------  --------  --------
Net cash (used in) provided by
 investing activities                             (7,271)   (2,828)     8,153

Cash flows from financing activities:
Net proceeds (repayments) under
 line of credit agreement                          19,212   (4,667)  (10,418)
Repayments of notes payable
 and long-term debt                              (22,573)   (1,505)   (7,933)
Net proceeds from issuance of common stock         17,801       401     1,000
                                                 --------  --------  --------
Net cash provided by (used in)
 financing activities                              14,440   (5,771)  (17,351)
                                                 --------  --------  --------
Net (decrease) increase in cash
 and cash equivalents                             (5,729)       815   (1,482)

Cash and cash equivalents at beginning of year      7,057     1,328     2,143
                                                 --------  --------  --------
Cash and cash equivalents at end of year           $1,328    $2,143      $661
                                                 ========  ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Business

     Group Technologies Corporation (the "Company") was incorporated on December 27, 1988 as a subsidiary of Group Financial Partners, Inc. (the "Parent"), a private holding company. The Parent owns approximately 80% of the outstanding Common Stock of the Company.

     The Company provides advanced manufacturing, engineering and testing services to original equipment manufacturers ("OEMs") of electronic products. The Company custom manufactures complex circuit card assemblies, subsystems and end-user products for use in a wide variety of markets, including automotive, commercial avionics, computer, government systems, industrial electronics, networking, space, and telecommunications.

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries (hereinafter collectively referred to as the "Company"). The Company's operating subsidiaries are Group Technologies, S.A. de C.V. ("GTC Mexico") and Group Technologies Suprimentos de Informatica Industria e Comercio Ltda. ("GTC Brazil"). Substantially all of the assets of Metrum Inc. ("Metrum"), which remains a wholly owned subsidiary of the Company, were sold on February 9, 1996 (see Note 4). All significant intercompany transactions and accounts have been eliminated.

     Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash Equivalents

     The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     Inventories

     Contract inventories are stated at actual production costs, reduced by the cost of units for which revenue has been recognized. Gross contract inventories are considered work in process. Progress payments under long-term contracts are specified in the contracts as a percentage of cost and are liquidated as contract items are completed and shipped. Other inventories are stated at lower of cost (first-in, first-out) or market. Inventories of Metrum are stated at lower of cost (last-in, first-out) or market.

     Property and Equipment

     Property and equipment is stated at cost. Leasehold improvements are amortized over the lease term using the straight-line method. Machinery, equipment, furniture and fixtures are depreciated over their estimated economic lives (three to ten years). Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major renewals and improvements are capitalized.

     Effective January 1, 1995, the Company changed its method of depreciation for financial reporting purposes for newly acquired machinery, equipment, furniture and fixtures from principally an accelerated method to the straight-line method. Management believes that the straight-line method of depreciation provides a preferable matching between expected productivity and cost allocation since the equipment's operating capacity and consumption generally remains consistent over time. The change had no cumulative effect on prior year earnings and was not material to operating results for the year ended December 31, 1995.

     Amortization

     Noncompete agreements are amortized over five years and patents and other intangible assets are amortized over their composite economic life of seven years, using the straight-line method. The excess of the fair value of the net assets of an acquired business over the purchase price of such net assets (negative goodwill) is amortized using the straight-line method over five years. Negative goodwill included in other non-current liabilities at December 31, 1995 was $261,000. Accumulated amortization of negative goodwill at December 31, 1995 was $396,000. In connection with the disposition of a portion of Metrum's assets during 1995, negative goodwill with an unamortized basis of $330,000 was included in the net book value of assets sold for purposes of determining the loss. As a result of the disposition of substantially all of Metrum's remaining assets during 1996, there was no negative goodwill remaining at December 31, 1996.

     Contract Revenue Recognition

     A portion of the Company's business is conducted under long-term fixed-price contracts with OEMs, the United States government and its prime contractors. Contract revenue is included in the statement of operations as units are completed and shipped using the units of delivery, percentage of completion method of accounting. The costs attributed to contract revenue are based upon the estimated average costs of all units to be shipped. The cumulative average costs of units shipped to date is adjusted through current operations as estimates of future costs to complete change (see Contract Accounting).

     Revenue recognized under the percentage of completion method of accounting amounted to $60,500,000, $57,945,000 and $54,397,000 in 1994, 1995 and 1996,
respectively. Substantially all such amounts were accounted for under the units of delivery method. All other revenue is recognized as product is shipped and title passes.

     Contract Accounting

     For long-term contracts, the Company capitalizes in inventory direct material, direct labor and factory overhead as incurred. The Company also capitalizes certain general and administrative costs for estimating and bidding on contracts awarded (of which approximately $210,000 remained in inventory at December 31, 1995 and 1996). Selling costs are expensed as incurred. Costs to complete long-term contracts are estimated on a monthly basis. Estimated margins at completion are applied to cumulative contract revenue to arrive at costs charged to operations.

     Accounting for long-term contracts under the percentage of completion method involves substantial estimation processes, including determining the estimated cost to complete a contract. As contracts may require performance over several accounting periods, formal detailed cost to complete estimates are performed which are updated monthly via performance reports. Management's estimates of costs to complete change due to internal and external factors such as labor rate and efficiency variances, revised estimates of warranty costs, estimated future material prices and customer specification and testing requirement changes. Changes in estimated costs are reflected in gross profit in the period in which they are known. If increases in projected costs to complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. Provisions for losses on firm fixed-price contracts amounted to $1,226,000, $700,000 and $2,327,000 in 1994, 1995 and 1996, respectively.

     The Company recognized income before income taxes in 1994 of approximately $4,500,000 resulting from favorable changes in contract and contract claim estimates for which all related costs had been charged to operations in previous years. Approximately $3,100,000 of such estimate revisions were recognized by the Company during the fourth quarter of 1994. While contract claim reserves were initially established in response to customer assertions regarding product failures, tests regarding the alleged failures ultimately were determined to be inconclusive, requiring a change in estimate. The Company also successfully negotiated the settlement of a government contract termination claim and recognized income before income taxes of approximately $2,700,000 in 1994. During the second quarter of 1996, the Company successfully settled a name brand products contract claim and recognized revenue and income before income taxes of approximately $4,100,000 associated with that settlement.

     Research and Development

     Company sponsored research and development costs are expensed as incurred.

     Income Taxes

     The Company and its domestic subsidiaries were included in the consolidated federal income tax return of the Parent from the Company's inception through March 22, 1995. Effective March 23, 1995, as a result of a decrease in the Parent's ownership percentage of the Company, the Company did not meet the 80-percent-voting power and value requirements defined by the Internal Revenue Code for affiliated group membership and ceased to be an includable member of the Parent's affiliated group. The Company and its domestic subsidiaries separately filed its initial consolidated federal income tax return for the period March 23, 1995 through December 31, 1995. Effective March 29, 1996, as a result of an increase in the Parent's ownership percentage of the Company, the Company again met the 80-percent-voting power and value requirements defined by the Internal Revenue Code for affiliated group membership and expects to be an includable member of the Parent's affiliated group beginning March 29, 1996.

     For financial reporting purposes during the tax periods in which the Company is or expects to be included in the Parent's consolidated federal income tax return, income taxes are accounted for on a separate return basis, including deferred income taxes. For those tax periods, liabilities for, or refunds of, federal income taxes were calculated on a stand-alone basis and were payable to, or receivable from, the Parent.

     The Company has applied the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach in accounting for income taxes for all years presented.

     Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company's OEM customer base consists primarily of large computer and electronic manufacturers and its commercial accounts receivable are concentrated with a few of these large companies. Although the Company is directly affected by the well being of the computer and electronics industry, management does not believe significant credit risk exists at December 31, 1996.

     The Company earned revenue from the United States government and its agencies of approximately $51,200,000 (19% of revenue), $53,643,000 (20% of revenue) and $38,635,000 (17% of revenue) during 1994, 1995 and 1996, respectively. The Company also served as a subcontractor to a variety of prime contractors under contract with the federal government, which in the aggregate, represented approximately 11%, 9% and 12% of the Company's revenue in 1994, 1995 and 1996, respectively. The Company's largest commercial customer was IBM which represented approximately 14%, 16% and 16% of the Company's revenue in 1994, 1995 and 1996, respectively. Sales to International Game Technology represented approximately 10% of the Company's revenue in 1996. No other single customer accounted for more than 10% of the Company's revenue in 1994, 1995 or 1996.

     Foreign Currency Translation

     The United States dollar is the functional currency for the Company's GTC Mexico and GTC Brazil subsidiaries. Foreign currency transaction gains and losses, which are insignificant in all years presented, are included in determining net income.

     Stock-Based Compensation

          The Company grants stock options under its Stock Option Plans to employees and independent directors (see Note 13). The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

     Net Income (Loss) Per Share

     Net income per share is computed using the weighted average number of issued and issuable common shares, redeemable common shares and equivalent shares outstanding. Net loss per share is computed using the weighted average number of issued and issuable common shares outstanding. The computation of fully diluted net loss per share was antidilutive during the years ended December 31, 1995 and 1996; therefore, the number of shares used for computing primary and fully diluted loss per share are the same. Stock issued within one year of the Company's initial public offering at below the estimated initial public offering price is reflected as outstanding for 1994. All share and per share data in the accompanying financial statements retroactively reflect a 6-for-1 stock split effected March 4, 1994.

     Impact of Recently Issued Accounting Standards

     In March 1995, Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was issued which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' underlying carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of the implementation of Statement No. 121 in 1996 was not significant.

     In October 1995, Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," was issued which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the statement, if earlier. The Company evaluated the effects of applying Statement 123's fair value method to the Company's stock-based awards and determined that the results in pro forma net income and earnings per share were not materially different from the actual amounts reported and therefore no separate pro forma results are being included.

(3)  Acquisitions

     On July 4, 1994, GTC Mexico, a wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Philips Mexicana, S.A. de C.V. The transaction was accounted for as a purchase in which a liability of $1,200,000 to the seller based on sales to customers of GTC Mexico during the next five years was allocated based on fair values of assets acquired and liabilities assumed. No goodwill resulted from this transaction. The 1994 consolidated statement of operations includes amounts for GTC Mexico from July 4, 1994.

     On July 18, 1995, GTC Brazil acquired certain manufacturing equipment of IBM Brasil-Industria, Maquinas e Sevicos Ltda. ("IBM Brasil"). The transaction was accounted for as a purchase in which the purchase price of $4,900,000, in the form of a note payable to the seller, was allocated based on fair values of assets acquired. No goodwill resulted from this transaction. The 1995 consolidated statement of operations includes amounts for GTC Brazil from July 18, 1995.

     These acquisitions did not have a significant effect on the Company's results of operations in 1994 and 1995.


(4)  Dispositions

     The Company completed two transactions during 1995 and one transaction on February 9, 1996, which, in the aggregate, resulted in the sale of substantially all of the assets of its Metrum subsidiary. On May 31, 1995, the assets of the peripherals products business unit of Metrum were sold to MountainGate Data Systems, Inc., a subsidiary of Lockheed Martin Corporation for $5,247,000, consisting of cash of $3,655,000 and a note receivable from the buyer of $1,592,000. On June 6, 1995, the assets of the imaging business unit of Metrum were sold to Sienna Imaging, Inc. for $1,331,000 cash. On February 9, 1996, the assets of the instrumentation products business unit of Metrum were sold to Bell Technologies, Inc. ("Bell"), also a subsidiary of the Parent, for $10,104,000 cash and an earn-out provision which provides for additional payments to the Company, up to $3,000,000, in the event annual earnings before interest and taxes exceeds defined amounts through December 31, 2000. The sales price for each 1995 transaction approximated the net book value of the respective business units on the date of sale. The sales price for the February 9, 1996 transaction exceeded the net book value of assets and liabilities transferred by $613,000. The proceeds from the sale transactions were used to reduce the Company's debt balance and to fund working capital needs. Revenue, net income and net income per share for Metrum were $31,268,000, $2,348,000 and $0.15, respectively, for the year ended December 31, 1995.

     Due to the common ownership interest of the Parent in the Company and Bell, the Company requested and obtained an independent opinion, which indicated that the consideration received by the Company for the sale of the instrumentation products business was fair, from a financial point of view, to the unaffiliated shareholders of the Company. In addition, due to the common ownership, the amount by which the sales price exceeds the net book value of assets and liabilities transferred of $613,000 was recorded by the Company as a contribution to its capital.

     On March 22, 1996, the Company sold substantially all of the assets related to its Badger line of name brand products. The Company recorded a $2,200,000 charge to cost of operations during the fourth quarter of 1995 to reduce Badger inventory to the sale price.

(5)  Accounts Receivable

     Accounts receivable consist of the following:
[CAPTION]
                                                             December 31,
                                                           1995        1996
                                                          -------     -------
                                                            (in thousands)

Commercial customers                                      $28,088     $20,237
United States Government                                    3,862       3,763
                                                          -------     -------
                                                           31,950      24,000
Allowance for doubtful accounts                             (783)     (1,246)
                                                          -------     -------
                                                          $31,167     $22,754
                                                          =======     =======

     Accounts receivable from the United States Government includes amounts due under long-term contracts, which are all billed, at December 31, 1995 and 1996 of $2,568,000 and $2,463,000, respectively. The provision for doubtful accounts was $571,000, $1,293,000 and $961,000 for the years ended December 31, 1994,
1995 and 1996, respectively.

(6)  Inventories

     Inventories consist of the following:
[CAPTION]
                                                             December 31,
                                                           1995        1996
                                                          -------     -------
                                                            (in thousands)

Raw materials                                             $34,469     $12,538
Work in process                                             6,840       4,100
Finished goods                                                330         107
Costs relating to long-term contracts and programs, net
 of amounts attributed to revenue recognized to date       25,766      11,655
Progress payments related to long-term contracts
 and programs                                             (12,300)     (3,292)
Reserve for inactive, obsolete and unsalable               (8,606)     (4,888)
                                                          -------     -------
                                                          $46,499     $20,220
                                                          =======     =======

     The above amounts include inventory valued under the last-in, first-out ("LIFO") method totaling $5,318,000 at December 31, 1995, which approximates replacement cost at that date. Provisions for inactive, obsolete and unsalable inventories were $540,000, $6,939,000 and $3,567,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

(7)  Other Current Assets

     Other current assets consist of the following:
[CAPTION]
                                                             December 31,
                                                           1995        1996
                                                          -------     -------
                                                            (in thousands)

Net deferred tax assets                                      $589          $0
Refundable income taxes                                     5,000         744
Other                                                       2,376       1,358
                                                          -------     -------
                                                           $7,965      $2,102
                                                          =======     =======

(8)  Property and Equipment

     Property and equipment consists of the following:
[CAPTION]
                                                             December 31,
                                                           1995        1996
                                                          -------     -------
                                                            (in thousands)

Leasehold improvements                                     $6,954      $6,426
Machinery, equipment, furniture and fixtures               39,780      38,594
                                                          -------     -------
                                                           46,734      45,020
Less accumulated depreciation                             (22,644)    (23,814)
                                                          -------     -------
                                                          $24,090     $21,206
                                                          =======     =======

     Depreciation expense was $5,350,000, $5,073,000 and $4,848,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

(9)  Accrued Liabilities

     Accrued liabilities consist of the following:
[CAPTION]
                                                             December 31,
                                                           1995        1996
                                                          -------     -------
                                                            (in thousands)

Payments received from customers in
 excess of contract costs                                  $5,340      $3,657
Employee benefit plan accruals                              4,045       2,423
Other                                                       8,507      10,336
                                                          -------     -------
                                                          $17,892     $16,416
                                                          =======     =======

     Included in other current liabilities are employee payroll deductions, advance payments, accrued operating expenses and accrued interest, none of which exceed 5% of total current liabilities.

(10) Long-Term Debt

     Long-term debt consists of the following:
[CAPTION]
                                                             December 31,
                                                           1995        1996
                                                          -------     -------
                                                            (in thousands)

Revolving credit (a)                                      $25,583      $6,934
Term note (a)                                                   0       2,690
Other (b)                                                   5,638       4,128
                                                          -------     -------
Total long-term debt                                       31,221      13,752
Less unamortized original issue discount (a)                    0       (120)
Less current portion of long-term debt                    (8,171)     (3,513)
                                                          -------     -------
                                                          $23,050     $10,119
                                                          =======     =======

(a) On March 29, 1996, the Company entered into a financing agreement (the "Credit Agreement") with its bank to replace a prior debt instrument. The Credit Agreement provided the Company with a revolving line of credit facility (the "Revolver"), a $3,300,000 two-year facility (the "Term Note") and an additional $5,000,000 facility (the "1996 Note"). Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company. Under the terms of the Credit Agreement, the Company pays interest monthly on outstanding borrowings at the prime rate (8.25% at December 31, 1996) plus 1.25%. The Company was provided credit availability on the Revolver equal to the lesser of $27,500,000 or the applicable amount of its eligible accounts receivable and inventories through December 31, 1996. Available borrowings on the Revolver at December 31, 1996 were approximately $6,800,000. As amended, the Credit Agreement provides credit availability on the

Revolver equal to the lesser of $13,500,000 or the applicable amount of its eligible accounts receivable and inventories through March 1998. Principal payments are due monthly on the Term Note. The 1996 Note was repaid in full during 1996.

     The Company, in connection with the execution of the Credit Agreement, paid a $250,000 fee and issued warrants to purchase 1,200,000 shares of Common Stock at $0.01 per share to the lender. Upon execution of the Credit Agreement, 200,000 of the warrants became exercisable. As amended, the Credit Agreement provides for the balance of the warrants to become exercisable as follows; 125,000 on March 31, 1997; 375,000 on June 30, 1997, 250,000 on September 30,
1997; and, 250,000 on December 31, 1997.

     The warrants will expire five years following the issue date. The lender will forfeit any unvested warrants in the event the Company repays all debt outstanding under the Credit Agreement prior to any vesting date. On March 29, 1996, the Company believed that it was probable that the Credit Agreement would be refinanced prior to the remaining warrants becoming exercisable. Therefore, only the 200,000 warrants were considered in determining the fair value of the transaction. Unamortized original issue discount related to the issuance of the vested warrants is $120,000 at December 31, 1996.

In connection with an amendment to the Credit Agreement on March 28, 1997, the Parent invested $2,500,000 in GTC in exchange for 250,000 shares of GTC Preferred Stock (the "Preferred Stock"). The Preferred Stock is redeemable and pays quarterly dividends of 8.5% per annum. The Company agreed to utilize $500,000 of the proceeds of the Preferred Stock to partially repay the Term Note. The Preferred Stock is redeemable at the option of the holder upon repayment by the Company of all of its outstanding Credit Agreement indebtedness. The Preferred Stock is also convertible and each share may be exchanged for 8.3 shares of the Company's Common Stock.

(b) In connection with two business acquisitions, the Company agreed to make additional payments to the sellers over a five-year period from the respective dates of acquisition based upon sales to certain customers. The Company believed the maximum future payments were probable and recorded debt equal to the net present value of the maximum future payments on the date of acquisition. At December 31, 1996, $587,000 was payable to the sellers.

     In connection with the acquisition of GTC Brazil, the Company is obligated on a note payable to IBM Brasil. The note is for a term of three years and is secured by GTC Brazil's equipment. The Company recorded the note at its net present value discounted at current market interest rates for comparable financing. The principal balance of the note is subject to annual adjustment under an economic price adjustment clause in the debt agreement. The adjustment calculated in 1996 was not significant. At December 31, 1996, $2,928,000 was payable to the seller.

     During 1996, the Company purchased approximately $1,100,000 of equipment which was financed by the manufacturer. At December 31, 1996, $613,000 was payable to the manufacturer.

     The annual maturities of long-term debt for each year ended December 31 are presented below. Maturities of debt incurred under the Credit Agreement have been reported on the basis that the commitment to lend under this agreement will be terminated at the end of its current term.


                          1997              $3,513
                          1998              10,119

     Interest paid during 1994, 1995 and 1996 was $2,161,000, $3,427,000 and
$2,974,000, respectively.

(11) Fair Value of Financial Instruments

     Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding under the Company's revolving credit agreement approximates fair value, due to the short-term nature of the instrument. The carrying amount of other long-term debt is assumed to approximate fair value because there have not been any significant changes in market conditions or specific circumstances since the instruments were recorded at fair value.

(12) Employee Benefit Plans

     The Company sponsors defined contribution plans (the "Plans") for substantially all domestic employees of the Company. The Plans are intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Plans allow the Company to match participant contributions as approved by the Board of Directors. Contributions to the Plans during 1994, 1995 and 1996 were $2,271,000, $1,783,000 and $902,000, respectively.

     The Company has partially self-insured employee medical plans. The plans limit the Company's annual obligations to fund claims to specified amounts per participant and in the aggregate. The Company is insured for amounts in excess of these limits. Employees are responsible, in some instances, for payment of a portion of the premiums. During 1994, 1995 and 1996, the Company charged $5,287,000, $4,526,000 and $3,732,000, respectively, to operations related to reinsurance premiums, medical claims incurred and estimated, and administrative costs for its employee medical plans. Claims paid during 1994, 1995 and 1996 did not exceed the aggregate limits.

(13) Stock Plans

     In January 1990, the Company's Board of Directors adopted a stock option plan, a stock purchase plan and various incentive plans and adopted a formula price (the "Formula Price") valuation as a basis for establishing a value for a share of Common Stock. All shares of Common Stock issued to employees were subject to a restriction agreement, under which the Company was required to redeem all shares offered for redemption at the option of the employee or upon the termination, retirement, disability or death of the employee. On May 18, 1994, the effective date of the Offering, the 1990 Stock Option Plan and the Stock Purchase Plan were terminated and all restrictions on outstanding shares lapsed.

     Stock Purchase Plan

     The Company maintained a stock purchase plan (the "Stock Purchase Plan") from 1990 through May 1994. Eligible employees were permitted to purchase Common Stock annually for cash or semi-annually through payroll deductions and were awarded one bonus share of Common Stock (a "Bonus Share") for every three shares purchased. The Company amortized compensation expense related to Bonus Shares on a straight-line method over an eighteen-month vesting period. When the Stock Purchase

Plan was terminated in 1994 all Bonus Shares became fully vested and the Company recognized the unamortized compensation related to the Bonus Shares as an expense.

     In addition, compensation expense of $247,000 was recorded in 1994 on shares purchased between December 31, 1993 and April 3, 1994 for the excess of the fair market value over the purchase price.

     During 1994, 20,520 shares valued at $295,000 were issued under the Stock Purchase Plan.

     Stock Option Plans

     In October 1994, the Board of Directors adopted the 1994 Stock Option Plan for Key Employees (the "1994 Plan") and the Independent Directors' Stock Option Plan (the "Directors Plan"). The 1994 Plan replaced the Stock Option Plan adopted in January 1990 (the "1990 Plan"). Options remain outstanding and exercisable under the terminated 1990 Plan; however, no further grants will be made under the 1990 Plan. During 1994, no options were granted under the 1990 Plan prior to its termination on May 18, 1994.

     Under the 1994 Plan, as amended, options may be granted to employees to purchase a maximum of 800,000 shares of Common Stock. Options to purchase 179,000 and 553,066 shares were granted under the 1994 Plan during 1995 and 1996, respectively.

     Under the Directors Plan, as amended, options may be granted to members of the Board of Directors who are not employees of the Parent, the Company or its subsidiaries to purchase a maximum of 300,000 shares of Common Stock. Options to purchase 10,000, 25,951 and 78,371 shares were granted under the Directors Plan during 1994, 1995 and 1996, respectively.

     On February 2, 1996, the Board of Directors approved, subject to further approval by the shareholders, the Group Technologies Corporation Employee Stock Purchase Plan (the Purchase Plan) and reserved 1,000,000 shares of Common Stock for issuance under the Purchase Plan. No shares have been issued under this plan.

     Options granted under the 1990 Plan have a maximum term of 13 years. Options granted under the 1994 Plan and the Directors' Plan have a maximum term of 10 years. The exercise price of all options granted under such plans must be at least 100% of the fair market value of such shares on the date of grant. The Option Plan Committee of the Board of Directors was formed in 1994 to administer the 1994 Plan and the Directors Plan. Until October 1996, the Option Plan Committee had the sole authority to select the individuals who were granted options and determine the number of shares subject to each option, fix the period during which each option may be exercised and fix the price at which shares subject to options may be purchased. Beginning in October 1996, both the full Board of Directors and the Option Plan Committee have authority to administer the stock option plans.

     The following table summarizes option activity for the three years ended December 31, 1996:

[CAPTION]
                                                     Options Outstanding
                                                                     Option
                                                                     price
                                                    Shares         per share
                                                   ---------       ----------

Balance at December 31, 1993                       1,080,000       $1.67-2.35
Granted                                               10,000          7.75
Terminated/forfeited                                (60,000)          2.12
                                                   ---------       ----------
Balance at December 31, 1994                       1,030,000       1.67-7.75
Granted                                              204,951       4.50-6.38
Exercised                                           (90,000)          1.67
Terminated/forfeited                               (125,000)       6.00-6.25
                                                   ---------       ----------
Balance at December 31, 1995                       1,019,951       1.67-7.75
Granted                                              631,437       0.84-3.00
Terminated/forfeited                               (401,700)       2.35-6.00
                                                   ---------       ----------
Balance at December 31, 1996                       1,249,688       $0.84-7.75
                                                   =========       ==========

     At December 31, 1996, options to purchase 594,322 shares were exercisable under the Company's stock option plans with a weighted-average share price of $2.07.

     At December 31, 1995 and 1996 the weighted-average share price for options outstanding was $2.33 and $2.30, respectively. The weighted-average share price for options granted during 1996 was $2.46. During 1996, 251,700 and 150,000 options were forfeited and expired, respectively. Forfeited and expired options in 1996 had weighted-average share prices of $2.79 and $2.35, respectively. The weighted-average remaining contractual life of options outstanding at December 31, 1996, was approximately five years.

(14) Shareholders' Equity

     On February 18, 1994, the Company increased the number of shares of authorized Common Stock from 8,000,000 to 40,000,000 and authorized a new class of 1,000,000 shares of no par value Preferred Stock, none of which have been issued. On March 4, 1994, a 6-for-1 stock split was approved and ratified by the Board of Directors.

     On April 20, 1994, the Company's Articles of Incorporation were amended to change the no par value Common Stock and Preferred Stock to $.01 par value. The stock split and the change to $.01 par value Common Stock have been retroactively reflected in the accompanying consolidated financial statements.

     On May 18, 1994, the Company completed an initial public offering of 2,000,000 shares of Common Stock at $10.00 per share (the "Offering"). The net proceeds of the Offering, after deducting applicable issuance costs and expenses were $17,348,000, of which $13,393,000 was used to reduce the Company's outstanding debt. On June 23, 1994, the Company issued an additional 50,000 shares of Common Stock at $10.00 per share and applied the net proceeds of approximately $465,000 to reduce the Company's outstanding debt. The effect on unaudited pro forma earnings per share giving effect to the Offering as if the Offering were consummated as of the beginning of 1994 is not significant.

     Also during 1995 and 1996, certain transactions were executed with related parties (see Note 17).

(15) Commitments and Contingencies

     The Company leases all of its real property and certain computer, manufacturing and office equipment. The real property operating leases have terms up to ten years and contain various renewal and rent escalation clauses. The equipment operating leases have terms of up to five years. Future minimum noncancelable lease payments for each year ending December 31, are as follows:
[CAPTION]
                                        (in thousands)

                          1997              $3,638
                          1998               3,553
                          1999               2,449
                          2000               1,151
                          2001               1,187
                    Thereafter                 593

     Rent expense for the years ended December 31, 1994, 1995 and 1996, was $3,354,000, $5,194,000 and $3,660,000, respectively.

     The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(16) Income Taxes

     The components of income tax expense (benefit) are:
[CAPTION]
                                                    Years ended December 31,
                                                    1994      1995       1996
                                                   ------    ------    ------
                                                         (in thousands)

Income taxes currently payable (refundable):
Federal                                              $528  $(5,263)    $(333)
State                                                 270       112        62
Foreign                                                 0       428       481
                                                   ------   -------      ----
                                                      798   (4,723)       210
Deferred income taxes:
Federal                                             2,301       668       589
State                                                 198        73         0
                                                   ------   -------      ----
                                                    2,499       741       589
                                                   ------   -------      ----
                                                   $3,297  $(3,982)      $799
                                                   ======   =======      ====

     Income taxes paid during 1994 and 1996 were $6,421,000 and $762,000, respectively, including federal income taxes paid to the Parent of $5,628,000 in 1994. Income tax refunds received during 1995 and 1996 were $2,350,000 and $4,928,000, respectively, all of which was received from the Parent. At December 31, 1995 and 1996, federal income taxes receivable from the Parent of $5,073,000 and $330,000, respectively, were included in other current assets.

     The following is a reconciliation of income tax expense recognized to that computed by applying the federal statutory rate of 34% in 1994 , 1995 and 1996 to income before income taxes:
[CAPTION]
                                                    Years ended December 31,
                                                    1994      1995       1996
                                                   ------    ------    ------
                                                         (in thousands)

Federal tax at the statutory rate                  $2,719  $(7,363)  $(2,645)
State income taxes net of federal tax benefit         305      (76)        46
State tax net operating loss carry forward              0   (1,080)     (617)
Change in valuation allowance for
 deferred tax asset                                     0     4,367     3,175
Other                                                 273       170       840
                                                   ------   -------   -------
                                                   $3,297  $(3,982)   $   799
                                                   ======   =======   =======

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertain nature of the ultimate realization of deferred tax assets based upon the Company's financial performance during 1995 and 1996 and the potential expiration of the net operating loss carryforward, the Company has established a valuation allowance against its deferred tax assets. The Company will recognize the benefits associated with the deferred tax assets only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits will be recorded in future operations as a reduction of the Company's income tax expense.

     Significant components of the Company's deferred tax assets and liabilities are as follows:
[CAPTION]
                                                             December 31,
                                                           1995        1996
                                                          -------     -------
                                                            (in thousands)

Deferred tax assets:
Compensation and benefit accruals                          $  920      $  773
Inventory valuation                                         2,279       1,550
Net operating loss carryforward                             1,080       4,442
Other                                                       1,037       1,409
                                                           ------      ------
                                                            5,316       8,174
Valuation allowance                                        (4,367)     (7,542)
Deferred tax liabilities:
Depreciation                                                    0       (458)
Contract provisions                                         (360)       (130)
Other                                                           0        (44)
                                                           ------      ------
Net deferred tax asset                                     $  589      $    0
                                                           ======      ======

     During the years ended December 31, 1995 and 1996, the Company recorded a valuation allowance of $4,367,000 and $3,175,000, respectively, on its deferred tax assets to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

     At December 31, 1996, for federal income tax purposes, the Company had a net operating loss carryforward of approximately $7,920,000, which will expire in 2011. At December 31, 1996, for state income tax purposes, the Company had a net operating loss carryforward of approximately $31,830,000, which will expire beginning in 2010.

(17) Related Party Transactions

     The Company paid a corporate allocation (0.2% of revenue) to the Parent of $548,000 during 1994. The Company's corporate allocation for 1995, charged to operations, consisted of $274,000 in cash and 69,813 shares of Common Stock valued at $300,000, based on the fair market value of the shares during the related period. All shares issuable as of December 31, 1995 were issued during 1996. During 1996, the corporate allocation consisted of the issuance of 17,391 shares of Common Stock valued at approximately $50,000. The Company is also a party to a consolidated federal income tax sharing agreement with the Parent applicable to the tax periods during which the Company is includable in the Parent's consolidated federal income tax return.

     The Company issued 374,531 shares of its Common Stock to the Parent in a private placement transaction in March 1996. The shares were sold to the Parent in exchange for $1,000,000 in cash. The per share price of the transaction was equal to an average of the prices for the last sale transactions of the Common Stock on each of the last three business days immediately preceding the date of sale.

     On February 9, 1996, the Company sold substantially all of the assets of its Metrum subsidiary to a related party, which resulted in the recognition of additional paid-in capital of $613,000 (see Note 4).

(18) Geographic Segments

     The Company is a multinational corporation with operations in the United States, Mexico and Brazil. For the year ended December 31, 1994, revenue, operating profit and identifiable assets of the Company's foreign operations were not significant. Information about the Company's operations in geographic areas for the years ended December 31, 1996 and 1995 is as follows:
[CAPTION]
                                                             December 31,
                                                           1995        1996
                                                         --------    --------
                                                            (in thousands)

Revenue:
United States                                            $233,515    $166,204
Latin America                                              40,132      58,457
                                                         --------    --------
                                                         $273,647    $224,661
                                                         ========    ========
Operating Loss:
United States                                            $(16,172)   $ (3,665)
Latin America                                              (2,055)     (1,316)
                                                         --------    --------
                                                         $(18,227)   $ (4,981)
                                                         ========    ========
Identifiable Assets:
United States                                            $ 87,049    $ 47,311
Latin America                                              26,057      20,154
                                                         --------    --------
                                                         $113,106    $ 67,465
                                                         ========    ========

     Identifiable assets of foreign subsidiaries are those assets related to the operations of those subsidiaries. The Company's domestic assets consist of all other operating assets of the Company.

(19) Fourth Quarter Adjustments

     The Company recognized charges during the fourth quarter of 1995 totaling approximately $8,300,000, which increased cost of operations by $7,300,000, selling, general and administrative expense by $800,000 and other expense by $200,000. The charges to cost of operations were primarily related to an inventory adjustment for the discontinued Badger line of name brand products of $2,200,000, inventory adjustments required based upon the October physical inventory count of $1,700,000, inventory adjustments for an accounts payable reconciliation performed contemporaneously with the physical inventory of $800,000, the idle status of specialized manufacturing equipment under lease amounting to $1,100,000, an increase to the excess and obsolete inventory reserve of $1,000,000 and the recognition of estimated losses on terminated or unprofitable contracts of $500,000. The Company believes the inventory adjustments, including the effect of account reconciliations, arose principally from excessive scrap and shrinkage rates and were not determinable prior to a physical count of the inventory. The Company believes that the implementation of system software contributed to this inventory adjustment. The fourth quarter charges to selling, general and administrative expense related primarily to the acceleration of loan fee amortization due to the Company's refinancing agreement described in Note 10 and the increase in the reserve for uncollectible accounts receivable. The fourth quarter charges to other expense related primarily to losses on the sale of equipment.

     The Company recognized charges during the fourth quarter of 1996 totaling approximately $5,100,000, which increased cost of operations by $3,800,000 and selling, general and administrative expense by $1,300,000. The charges to cost of operations were primarily related to a December domestic operations physical inventory adjustment of $300,000, a December foreign operations physical inventory adjustment of $700,000, estimate revisions for costs of sales related to long-term contracts of $800,000, increased reserves for excess inventories of $600,000, and costs associated with asset disposals and deferred rent payments of $1,400,000. The fourth quarter charges to selling, general and administrative expense include severance costs of $500,000, warehouse move costs of $500,000 and an increase in the reserve for uncollectible accounts receivable of $300,000. With regard to the warehouse costs, in the second quarter of 1996 GTC implemented a cost saving strategy to integrate the materials warehousing function into its main Tampa facility. The total cost of the move was originally estimated to be $400,000, but an increased cost of $500,000 was recorded in the fourth quarter based on actual costs incurred and the review of additional information regarding sublease strategies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III


Item 10.  Directors and Executive Officers of the Registrant

     The following table contains certain information concerning the directors and executive officers of GTC.
[CAPTION]
Name                  Age     Position with GTC and Principal Occupation
------------------    ---     -------------------------------------------

Jeffrey T. Gill        41   Director and Chairman of the Board; President
                              and Chief Executive Officer of GFP
Robert E. Gill         71   Director; Chairman of the Board of GFP
Sidney R. Petersen     66   Director; Retired; formerly Chairman and
                              Chief Executive Officer of Getty Oil, Inc.
Henry F. Frigon        62   Director; Retired; formerly President and
                              Chief Executive Officer of BATUS, Inc.
Roger W. Johnson       62   Director; Former Administrator of U.S.
                              General Services Administration
Thomas W. Lovelock     54   Director, President and Chief Executive
                              Officer
Aviram Margalith       47   Vice President and General Manager of
                              International EMS Operations and Engineering
                              Services
David D. Johnson       41   Vice President and Chief Financial Officer
James G. Cocke         49   Vice President and Manager of Federal Systems
                              Division

     All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Officers are appointed by the GTC Board and serve at the discretion of the GTC Board.

     Jeffrey T. Gill has served as a director of GTC since 1989 and as Chairman of the Board of GTC since 1992. Mr. Gill co-founded GFP and has served as a director of GFP since its inception in 1983 and as its President and Chief Executive Officer since 1992. Mr. Gill also serves as a director and officer of several other privately-held companies which are either direct or indirect subsidiaries of GFP. Jeffrey T. Gill is the son of Robert E. Gill.

     Robert E. Gill has served as a director of GTC since 1989. He also served as Chairman of the Board of GTC from 1989 to 1992 and as President and Chief Executive Officer of GTC from October 1996 until February 1997. Mr. Gill co-founded GFP and has served as Chairman of the Board of GFP since its inception in 1983 and as its President and Chief Executive Officer from 1983 through 1992. Mr. Gill also serves as a director and officer of several other privately-held companies which are either direct or indirect subsidiaries of GFP. Robert E. Gill is the father of Jeffrey T. Gill.

     Sidney R. Petersen has served as a director of GTC since 1994. In 1984, Mr. Petersen retired as Chairman of the Board and Chief Executive Officer of Getty Oil, Inc. where he served in a variety of increasingly responsible management positions since 1955. Mr. Petersen currently serves as director of

Avery Dennison Corporation, Union Bank of California, Seagull Energy Corporation, and NICOR, Inc. and its subsidiary, Northern Illinois Gas Company.

     Henry F. Frigon has served as a director of GTC since 1994. Mr. Frigon is currently a private investor and business consultant. He most recently served as Executive Vice President-Corporate Development and Strategy and Chief Financial Officer of Hallmark Cards, Inc. from 1990 through 1994. He retired as President and Chief Executive Officer of BATUS, Inc. in March 1990, after serving with that company for over 10 years. Mr. Frigon currently serves as a director of H & R Block, Inc., CompuServe, Inc., Buckeye Cellulose Corporation and Dimon, Inc.

     Roger W. Johnson has served as a director of GTC since 1996. Mr. Johnson most recently served as Administrator of the United States General Services Administration from 1993 through 1996. He served as Chairman and Chief Executive Officer of Western Digital Corporation, a manufacturer of computer hard drives, from 1982 through 1993. Mr. Johnson currently serves as a director of Array Microsystems, Elexys International, Inc., Needham Funds, Inc., JTS Corporation, Insulectro and AST Computer.

     Thomas W. Lovelock has served as a director of GTC since March 1997 and as President and Chief Executive Officer of GTC since February 1997. He was also Vice President of Operations of GTC from 1989 until 1993. From 1995 to 1997, Mr. Lovelock served as President and Chief Executive Officer of Bell Technologies, Inc. ("Bell"), a subsidiary of GFP which provides electronic products and services to the high technology segment of the electronics industry. From 1993 to 1995, Mr. Lovelock served as Executive Vice President and Chief Operating Officer of Bell.

     Aviram Margalith has served as Vice President and General Manager of International EMS Operations and Engineering Services of GTC since January 1996. He has submitted a notice of his intent to resign from this position effective April 4, 1997. Dr. Margalith also served as Vice President of Engineering for GTC from 1989 to 1994 and as Vice President and General Manager of Federal Systems and Engineering during 1995.

     David D. Johnson has served as Vice President and Chief Financial Officer of GTC since March 1996. From 1993 to 1996, Mr. Johnson served as Financial Director, Far East South for Molex Incorporated, which manufactures electronic components and tooling used by OEMs. He served Molex in various other management positions since 1984. Prior to 1984, Mr. Johnson was a senior manager for KPMG Peat Marwick in San Francisco, California.

     James G. Cocke has served as Vice President and Manager of the Federal Systems Division of GTC since March 1997. From 1995 to 1997, Mr. Cocke was Division Manager of the Services Division of Bell. Prior to 1995, he was employed as Vice President of Finance for Science Applications International Corporation, which designs and produces ruggedized computer equipment, CAE Link Corporation, which designs and produces military flight simulators, and for Smiths Industries which designs and manufactures a wide range of electronic equipment.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on GTC's review of the copies of reports of ownership on Form 3 and changes in ownership on Forms 4 and 5 filed with the Securities and Exchange Commission (the "Commission") by GTC's officers, directors and certain beneficial shareholders, or written representations furnished to GTC by these reporting persons, GTC believes that, during 1996, its officers, directors, and greater than 10% beneficial owners were in compliance with all applicable filing requirements.

Item 11.  Executive Compensation

Summary Compensation Table

     The following table sets forth the annual and long-term compensation paid or accrued by GTC during the years indicated to each of GTC's Chief Executive Officers and its other highest paid executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 1996 (collectively, the "Named Officers").
[CAPTION]
                                                  Long-Term
                                             Compensation Awards
                                  Annual      Restricted Options      All
Name and                     Compensation(1)    Stock     /SARs      Other
Principal Position    Year   Salary    Bonus    Awards     (#)    Compensation
--------------------   ----  --------   -------  ------   -------   ------------

Carl P. McCormick(2)  1996  $199,529(3)     $0     $0   124,066(3)  $365,916(4)
 President & Chief    1995   280,299         0      0         0       13,868
 Executive Officer    1994   269,135         0      0         0       11,216

Robert E. Gill(5)     1996         0         0      0         0            0
 President & Chief
 Executive Officer

Aviram Margalith(6)   1996   152,885    10,000(7)   0    10,000(7)     8,389(8)
 Vice President &     1995   149,151         0      0         0        7,187
 General Manager of   1994   129,206         0      0         0        6,689
 International EMS
 Operations

J. Hardie Harris(9)   1996   136,154         0      0    80,000        6,286(10)
 Vice President &     1995    99,380    20,000      0    30,000        4,987
 General Manager of
 U.S. EMS Operations

David D. Johnson      1996   119,849    50,000(11)  0   120,000        2,319(12)
 Vice President of
 Finance & Chief
 Financial Officer


(1) Includes amounts deferred, at the election of the Named Officers, pursuant to GTC's 401(k) Plan. The Named Officers received certain perquisites and benefits; however, GTC has concluded that the aggregate amount of such personal benefits and other compensation is the lesser of $50,000 or 10% of the total annual salary and bonus paid to each of the Named Officers.
(2) Carl P. McCormick resigned from his positions as President and Chief Executive Officer of GTC on October 31, 1996. However, he assumed other duties and, therefore, remained on active status on GTC's payroll through December 31, 1996.
(3) From March 11, 1996 through December 31, 1996, Mr. McCormick received a portion of his salary in the form of nonstatutory stock options in lieu of cash. The dollar amount shown in the Salary column is the cash portion of his salary. The total number shares represented by stock options received by Mr. McCormick in lieu of his salary is shown in the Options/SARs column. Each of the options for the purchase of these shares has an exercise price that is equal to the fair market value of GTC's Common Stock on the date the option was granted and, accordingly, Mr. McCormick did not realize any additional compensation at the time the options were granted. The expiration date of each option is seven years after the date of grant.
(4) The amount shown includes $355,000 payable to Mr. McCormick pursuant to the terms of a separation agreement signed in December 1996, plus $9,716 for Matching and Profit Sharing

     Contributions made by GTC pursuant to GTC's 401(k) Plan and $1,200 of premiums paid by GTC for term life insurance for the benefit of Mr. McCormick during 1996.
(5) Robert E. Gill replaced Mr. McCormick as President and Chief Executive Officer of GTC on October 31, 1996. Mr. Gill served GTC in these positions, without compensation of any kind from GTC or any third party, until he resigned and was replaced by Thomas W. Lovelock on February 28, 1997.
(6) Dr. Margalith has submitted a notice of his intent to resign as Vice President and General Manager of International EMS Operations and Engineering Services on April 4, 1997.
(7) The amount shown is the cash portion of a bonus paid to Dr. Margalith in February 1996. The balance of the bonus was paid to him in the form of a nonstatutory stock option to purchase 10,000 shares of GTC's Common Stock. The total number of shares for the stock option portion of the bonus is shown in the Options/SARs column. The option for the purchase of these shares has an exercise price that is equal to the fair market value of GTC's Common Stock on the date the option was granted and, accordingly, Dr. Margalith did not realize any additional compensation at the time the option was granted. The option is exercisable in annual increments of 5,000 shares each, beginning one year from the date of grant and it expires five years after the date of grant. However, all unexercised options held by Dr. Margalith will be subject to cancelation as of April 4, 1997, in accordance with the terms and conditions of the underlying stock option plans.
(8) The amount shown is for Matching and Profit Sharing Contributions made by GTC pursuant to GTC's 401(k) Plan.
(9) J. Hardie Harris was hired as Vice President and General Manager of U.S. EMS Operations on April 3, 1995. He resigned from this position on January 31, 1997.
(10) The amount shown is for Matching and Profit Sharing Contributions made by GTC pursuant to GTC's 401(k) Plan.
(11) Mr. Johnson received a hiring bonus from GTC in the amount of $50,000 on March 22,1996.
(12) The amount shown is for Matching and Profit Sharing Contributions made by GTC pursuant to GTC's 401(k) Plan.

Option Grants in Last Fiscal Year

     Set forth below is information on stock options granted during the fiscal year ended December 31, 1996 to the Named Officers.
[CAPTION]
                                                                 Potential
                              Individual Grants(1)               Realizable
                  -------------------------------------------     Value at
                   No. of   % of Total                         Assumed Rates
                 Securities  Options                           of Stock Price
                 Underlying Granted to   Exercise             Appreciation for
                  Options  Employees in   Price   Expiration   Option Term(2)
                  Granted  Fiscal Year  ($/Share)    Date       5%      10%
                  -------- -----------  ---------  --------  -------  -------

Carl P. McCormick(3) 8,417      1.5%     $3.00     04/10/03  $10,280  $23,956
                     9,182      1.7%      2.75     05/10/03   10,280   23,956
                     6,733      1.2%      3.75     06/10/03   10,280   23,956
                     9,619      1.7%      2.625    07/10/03   10,280   23,956
                    11,222      2.0%      2.25     08/10/03   10,280   23,956
                    14,429      2.6%      1.75     09/10/03   10,280   23,956
                    10,632      1.9%      2.375    10/10/03   10,280   23,956
                    16,160      2.9%      1.5625   11/10/03   10,280   23,956
                    18,364      3.3%      1.375    12/10/03   10,280   23,956
                    19,308      3.5%      0.84375  12/30/03    6,632   15,457

Robert E. Gill(4)        0      0.0%      N/A        N/A           0        0

Aviram Margalith(5)  5,000      0.9%      2.75     02/19/01    3,799    8,395
                     5,000      0.9%      2.75     02/19/01    3,799    8,395


J. Hardie Harris(6) 10,000      1.8%      2.75     02/01/06   17,295   43,828
                    10,000      1.8%      2.75     02/01/06   17,295   43,828
                    10,000      1.8%      2.75     02/01/06   17,295   43,828
                    10,000      1.8%      2.75     02/01/06   17,295   43,828
                    10,000      1.8%      2.75     02/01/06   17,295   43,828
                    10,000      1.8%      2.75     02/01/06   17,295   43,828
                    10,000      1.8%      2.75     02/01/06   17,295   43,828
                    10,000      1.8%      2.75     02/01/06   17,295   43,828

David D. Johnson(7) 15,000      2.7%      2.25     03/21/06   21,225   53,789
                    15,000      2.7%      2.25     03/21/06   21,225   53,789
                    15,000      2.7%      2.25     03/21/06   21,225   53,789
                    15,000      2.7%      2.25     03/21/06   21,225   53,789
                    15,000      2.7%      2.25     03/21/06   21,225   53,789
                    15,000      2.7%      2.25     03/21/06   21,225   53,789
                    15,000      2.7%      2.25     03/21/06   21,225   53,789
                    15,000      2.7%      2.25     03/21/06   21,225   53,789

----------

(1) Each grant was made pursuant to the GTC 1994 Stock Option Plan for Key Employees.
(2) The 5% and 10% assumed rates of appreciation are required by rules of the Commission and do not represent GTC's estimate or projection of the future GTC Common Stock price.
(3) GTC granted stock options to Mr. McCormick on a monthly basis from April 11, 1996 through December 11, 1996. Mr. McCormick also received a stock option from GTC on December 31, 1996. These options each have an exercise price that is equal to the fair market value of GTC's Common Stock on the date the option was granted. Each of the options becomes exercisable two years from the date of grant.
(4) Mr. Gill served as President and Chief Executive Officer from October 31, 1996 until February 28, 1997 and did not receive any options or other compensation for his services.
(5) GTC granted Dr. Margalith a stock option for the purchase of 10,000 shares of the GTC's Common Stock as part of a bonus paid to him on February 20, 1996. The option has an exercise price that is equal to the fair market value of GTC's Common Stock on the date the option was granted. The option is exercisable in annual increments of 5,000 shares each, beginning one year from the date of grant. Dr. Margalith submitted a notice of his intent to resign from his position as Vice President and General Manager of International EMS Operations and Engineering Services on April 4, 1997. All unexercised options held by Dr. Margalith will be subject to cancelation as of April 4, 1997, in accordance with the terms and conditions of the underlying stock option plans.
(6) The Company granted Mr. Harris a stock option for the purchase of 80,000 shares of the GTC's Common Stock on February 2, 1996. The option was to become exercisable in annual increments of 10,000 shares each, beginning one year from the date of grant. Mr. Harris resigned from his position as Vice President and General Manager of U.S. EMS Operations on January 31, 1997. All options held by Mr. Harris were canceled as of that date.
(7) The Company granted Mr. Johnson a stock option for the purchase of 120,000 shares of the GTC's Common Stock on March 22, 1996. The option becomes exercisable in annual increments of 15,000 shares each, beginning one year from the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

     Set forth below is information on each exercise of stock options during the fiscal year ended December 31, 1996, and the value as of December 31, 1996, of unexercised stock options held by the Named Officers.
[CAPTION]
                                        Number of Securities      Value of
                                             Underlying     Unexercised In-the-
                      Number            Unexercised Options   Money Options at
                    of Shares            at Fiscal Year End  Fiscal Year End(1)
                     Acquired            ------------------  ------------------
                        on      Value     Exer-    Unexer-    Exer-    Unexer-
Name                 Exercise  Realized  cisable   cisable   cisable   cisable
-------------------  --------  --------  --------  --------  --------  --------

Carl P. McCormick(2)    0        $0      300,000   150,000     $0        $0
Robert E. Gill(3)       0         0            0         0      0         0
Aviram Margalith(4)     0         0      180,000    10,000      0         0
J. Hardie Harris(5)     0         0            0   110,000      0         0
David D. Johnson        0         0            0   120,000      0         0

---------------

(1) Based on a market value of the underlying securities of $0.84375 at December 31, 1996, none of the options were in-the-money as of that date.
(2) Carl P. McCormick resigned from his positions as President and Chief Executive Officer of GTC on October 31, 1996. All options held by Mr. McCormick which are or will become exercisable on or before December 31, 1998 will remain valid and effective per the terms and conditions of each such option, as amended. All other options held by Mr. McCormick became null and void as of December 31, 1996.
(3) Robert E. Gill replaced Mr. McCormick as President and Chief Executive Officer of GTC on October 31, 1996. Mr. Gill served GTC in these positions, without compensation of any kind from GTC or any third party, until he resigned and was replaced by Thomas W. Lovelock on February 28, 1997.
(4) Aviram Margalith submitted a notice of his intent to resign from his position as Vice President and General Manager of International EMS Operations and Engineering Services on April 4, 1997. All unexercised options held by Dr. Margalith will be subject to cancelation as of April 4, 1997, in accordance with the terms and conditions of the underlying stock option plans.
(5) J. Hardie Harris resigned from his position as Vice President and General Manager of U.S. EMS Operations on January 31, 1997. All options held by Mr. Harris were canceled as of that date.

Compensation of Directors

     Directors who are employees of GTC or any affiliate of GTC are not eligible to receive any compensation for services rendered as a director, but they are reimbursed for travel and related expenses they incur in order to attend Board meetings. Directors of GTC who are not employees of GTC or any affiliate of GTC ("Independent Directors") are compensated pursuant to the terms and conditions of GTC's Independent Directors' Compensation Program. More specifically, each Independent Director is granted a stock option for the purchase of 7,000 shares of GTC's Common Stock each time he or she is elected to serve on GTC's Board of Directors. In addition, each of the Independent Directors is paid an annual retainer of $15,000 and an attendance fee of $1,000 for each Board meeting the director attends. Each of the Independent Directors is also reimbursed for travel and related expenses he or she incurs in order to attend Board meetings.

     An Independent Director may elect to receive his or her annual retainer and attendance fees either in cash or in the form of stock options granted to him or her by GTC pursuant to the GTC Independent Directors' Stock Option Plan. Those Independent Directors who elect to receive cash compensation may elect to defer any of their compensation by participating in GTC's Management Deferred Compensation Plan. During 1996, Roger W. Johnson elected to receive his annual retainer and attendance fees in cash without any deferral. Messrs. Frigon and Petersen elected to receive their annual retainers and meeting fees in the form of stock options. None of the Independent Directors exercised stock options in 1996.

Employment Contracts

     GTC entered into a separation agreement in December 1996, with Carl P. McCormick who resigned as a director and as President and Chief Executive Officer of GTC on October 31, 1996, but who remained employed by GTC through December 31, 1996. Mr. McCormick assisted in the transition of his duties and provided certain other services to GTC during November and December 1996. He continued to receive salary and benefits at his then-current level of pay and he received a car allowance and previously-approved club memberships and similar benefits through December 31, 1996.

     In the separation agreement, Mr. McCormick agreed to be bound by certain nonsolicitation, noncompetition and confidentiality provisions and he executed a general release in favor of GTC regarding any employment-based claims. In consideration for these promises and other conditions stated in the separation agreement, GTC agreed to place Mr. McCormick on lay-off status from January 1, 1997 through December 31, 1998 and to pay Mr. McCormick salary continuance during this time period based upon an annual pay rate of $175,000, less applicable federal and state taxes. Mr. McCormick will also continue to receive customary medical and dental benefits, at employee rates, through GTC's plans until December 31, 1998. GTC also agreed to reimburse Mr. McCormick for the costs of professional executive outplacement services, up to a maximum of $5,000. GTC amended certain stock option plans and the applicable stock option agreements with Mr. McCormick in order to provide that those stock options which GTC had granted to Mr. McCormick with a exercisability date on or before December 31, 1998, will remain valid and effective for the stated term of the options, unless Mr. McCormick breaches any terms of the separation agreement. All other options held by Mr. McCormick became null and void as of December 31, 1996.


Compensation Committee Interlocks and Insider Participation

     The Committee was formed in August 1994 and is composed of Jeffrey T. Gill, Robert E. Gill, Henry F. Frigon and Sidney R. Petersen. Two members of the Compensation Committee were also executive officers of GTC during 1996: Jeffrey
T. Gill served as Chairman of the Board of GTC for the entire year and Robert E. Gill served as the President and Chief Executive Officer of GTC from October 31, 1996 until February 28, 1997. Neither Jeffrey T. Gill nor Robert. E. Gill received any compensation from GTC for their services as executive officers of GTC.

     Jeffrey T. Gill and Robert E. Gill each serve as a director and officer of several other entities which are also subsidiaries of GFP and they beneficially own 32.3% and 39.3%, respectively, of the GFP Common Stock. As described more fully in Item 13 below, GTC has engaged or has proposed to engage in certain transactions with some of these entities.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to beneficial ownership of GTC Common Stock, including beneficial ownership (i) of each person (or group of affiliated persons) who is known by GTC to own beneficially more than 5% of the shares of GTC Common Stock, (ii) by each of GTC's directors who owns shares, (iii) by each of the Named Officers reflected in the Summary Compensation Table and (iv) by all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of GTC Common Stock shown as beneficially owned by them.
[CAPTION]
                                                  Shares Beneficially Owned
                                                     As of March 24, 1997
Name                                               Number          Percent(1)
---------------------------------               -----------        ----------

Group Financial Partners, Inc.(2)                 13,039,625          80.4%
 455 South Fourth Avenue
 Louisville, Kentucky 40202
Carl P. McCormick(3)                                 432,486           2.6%
David D. Johnson(4)                                   16,525           *
Aviram Margalith(5)                                  216,516           1.3%
J. Hardie Harris(6)                                        0           *
Henry F. Frigon(7)                                    75,146           *
Sidney R. Petersen(8)                                 73,466           *
Roger W. Johnson(9)                                    7,000           *
Robert E. Gill(10)                                     4,000           *
Jeffrey T. Gill(11)                                      675           *
All directors and executive officers as a group   13,865,439          82.2%

------------------
  * less than 1%

(1) The percentages shown were calculated based upon 16,220,629 shares of GTC Common Stock which were outstanding as of March 24, 1997, plus the respective number of additional shares for each person which are deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act.
(2) GFP directly owns shares of GTC Common Stock. Robert E. Gill, Jeffrey T. Gill, R. Scott Gill, Virginia G. Gill and Patricia G. Gill own 19.4%, 32.2%, 27.9%, 19.8% and 0.1%, respectively (99.4% in the aggregate), of the GFP Common Stock and, therefore, may be deemed to have an indirect beneficial interest in the shares of GTC Common Stock owned by GFP. Robert
     E. Gill is also a director of GTC and Jeffrey T. Gill is a director and an executive officer of GTC.
(3)  Includes 300,000 shares issuable under currently exercisable options.
(4)  Includes 15,000 shares issuable under currently exercisable options.
(5) Includes 185,000 shares issuable under currently exercisable options. However, Dr. Margalith has submitted a notice of his intent to resign from his position as Vice President and General Manager of International EMS Operations and Engineering Services on April 4, 1997. All unexercised options held by Dr. Margalith will be subject to cancelation as of April 4, 1997, in accordance with the terms and conditions of the underlying stock option plans.

(6) Mr. Harris resigned from his position as Vice President and General Manager of U.S. EMS Operations on January 31, 1997. All options held by Mr. Harris were canceled as of that date.
(7)  Includes 70,146 shares issuable under currently exercisable options.
(8)  Includes 70,966 shares issuable under currently exercisable options.
(9)  Includes 7,000 shares issuable under currently exercisable options.
(10) Includes shares owned by Robert E. Gill and his spouse, but none of the shares attributed to them because of their ownership interest in GFP.
(11) Includes shares owned by Jeffrey T. Gill, but none of the shares attributed to him or his spouse because of their ownership interest in GFP.


Item 13.  Certain Relationships and Related Transactions

     Robert E. Gill served as President and Chief Executive Officer of GTC from October 31, 1996 until February 28, 1997. He currently is a director of GTC and he also serves as Chairman of the Board of GFP, a private holding company which holds controlling interests in GTC, Tube Turns Technologies, Inc. ("TTT") and Bell and as a Director and executive officer of TTT and Bell. Robert E. Gill is the father of Jeffrey T. Gill and R. Scott Gill. Jeffrey T. Gill, a director and Chairman of the Board of GTC, also serves as a director and President and Chief Executive Officer of GFP, as Chairman of the Board of TTT and as Chairman of the Board of Bell. R. Scott Gill serves as Vice President and a director of GFP, and as a director of TTT and Bell. Robert E. Gill (including those shares owned by his wife Virginia G. Gill) and Jeffrey T. Gill (including those shares owned by his wife Patricia G. Gill) and R. Scott Gill own 39.3%, 32.3%, and 27.9% respectively, of the outstanding shares of GFP Common Stock.

     Historically, GTC paid a monthly management fee to GFP in exchange for financial advisory and management consulting services. The management fee to GFP was suspended as of January 31, 1996, and accordingly, the only payment made by GTC for these in 1996 consisted of the issuance of 17,391 shares of GTC Common Stock to GFP on February 21, 1996. The number of shares issued was computed based upon a monthly management fee of $50,000 and a per share price equal to the average closing price of the GTC Common Stock on the last three trading days of January 1996.

     On February 9, 1996, the assets of the instrumentation products business unit of Metrum were sold by GTC to Bell for $10,104,000 cash and an earn-out provision which provides for additional payments to GTC of up to $3,000,000 in the event annual earnings before interest and taxes exceeds defined amounts through December 31, 2000. The proceeds from the sale transaction was used to reduce GTC's debt balance and to fund working capital needs. Due to the common ownership interest of GFP in GTC and Bell, GTC requested and obtained an independent opinion, which indicated that the consideration received by GTC for the sale of the instrumentation products business was fair, from a financial point of view, to the unaffiliated shareholders of GTC. In addition, due to the common ownership, the amount by which the sales price exceeded the net book value of assets and liabilities transferred has been recorded by GTC as a contribution to its capital of $613,000. GTC reported this transaction on a Form 8-K filed with the Commission on February 23, 1996, and amended on March 28, 1996.

     GTC and its domestic subsidiaries are parties to a tax sharing agreement with GFP and were included in the consolidated federal income tax return of GFP from GTC's inception through March 22, 1995. Effective March 23, 1995, as a result of a decrease in GFP's ownership percentage of GTC, GTC did not meet the 80-percent-voting power and value requirements defined by the Internal Revenue Code for affiliated group membership and ceased to be an includable member of GFP's affiliated group. Effective March 29, 1996, as a result of an investment by GFP of $1,000,000 in GTC as described below,

GFP's ownership percentage in GTC exceeded 80% and, therefore, GTC expects to be included as a member of GFP's affiliated group as of that date.

     In connection with the restructuring of GTC's credit agreement on March 29, 1996, GFP invested $1,000,000 in GTC in exchange for 374,531 shares of GTC Common Stock. The per share price of the transaction was equal to the average closing price of the GTC Common Stock on the three trading days preceding the date of sale.

     On January 24, 1997, GTC filed a registration statement on Form S-4 with the Commission regarding its proposal to merge with GFP, Bell, and TTT. In connection with this proposed merger, the Board of GTC formed a special committee of Independent Directors to evaluate the fairness of the transaction to the unaffiliated shareholders of GTC and to make a recommendation to the Board regarding the transaction. The registration statement has not yet become effective.

     In connection with an amendment to GTC's credit agreement effective on December 1, 1996, GFP, on March 28, 1997, invested $2,500,000 in GTC in exchange for 250,000 shares of 8.5% cumulative convertible preferred stock of GTC (the "Preferred Shares"). GFP, or any subsequent holders of record of each of the Preferred Shares, is entitled to the rights and preferences stated in the Statement of Designation of Relative Rights and Preferences filed by GTC with the Florida Department of State on March 28, 1997 as part of the Third Amendment to GTC's Articles of Incorporation. Such rights and preferences include the right of the holder to, among other things: (i) exchange each of the Preferred Shares for 8.3 shares of GTC Common Stock, which number was determined on March 28, 1997 by dividing the fair market value of GTC Common Stock into the value of the Liquidation Preference of the Preferred Shares, and (ii) at any time after GTC repays the amount it owes its lender under the credit agreement, the right to put the Preferred Shares to GTC for repurchase at a price of $10.00 per share, plus any accrued dividends and any interest thereon. Additionally, in connection with the issuance of the Preferred Shares to GFP, GTC and GFP executed a Stock Purchase and Registration Rights Agreement dated March 28, 1997, wherein GTC, among other things, granted GFP demand and incidental registration rights for any shares of GTC Common Stock which are acquired by GFP upon the conversion of the Preferred Shares.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this Report:

          1.   Financial Statements

          The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 16.

          2.   Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts is on page 47.

     All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes therto or they are not applicable.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                         GROUP TECHNOLOGIES CORPORATION
[CAPTION]
                          Balance at    Charged to                 Balance at
                          Beginning     Costs and                    End of
                          of Period      Expenses   Deductions       Period
                          ----------    ----------  ----------     ----------

Allowance for
 doubtful accounts:
Year ended
  December 31, 1996         $783,000      $961,000    $498,000(1)  $1,246,000
                          ==========    ==========  ==========     ==========
Year ended
  December 31, 1995         $538,000    $1,293,000  $1,048,000(1)    $783,000
                          ==========    ==========  ==========     ==========
Year ended
  December 31, 1994       $1,144,000      $571,000  $1,177,000(1)    $538,000
                          ==========    ==========  ==========     ==========
Reserve for inactive,
 obsolete and unsalable
 inventories:
Year ended
  December 31, 1996       $8,606,000    $3,567,000  $7,285,000(2)  $4,888,000
                          ==========    ==========  ==========     ==========
Year ended
  December 31, 1995       $2,230,000    $6,939,000    $563,000(2)  $8,606,000
                          ==========    ==========  ==========     ==========
Year ended
  December 31, 1994       $2,139,000      $540,000    $449,000(2)  $2,230,000
                          ==========    ==========  ==========     ==========

---------------
(1)  Uncollectible accounts written off, net of reserves.
(2)  Inactive, obsolete and unsalable inventories written off.

3.   Exhibits

Exhibit
Number  Note   Description
------- ----   -----------

2.1      (1)   Purchase and Sale Agreement among Honeywell Inc., Defense
               Communications Products Corporation (prior name of Registrant), and Group Financial Partners, Inc. dated May 21, 1989.
2.2      (1)   Purchase and Sale Agreement among Alliant Techsystems Inc., MAC
               Acquisition I, Inc. and the Registrant dated December 31, 1992.
2.3      (1)   Purchase and Sale Agreement among Philips Electronic North
               America Corporation and the Registrant dated June 25, 1993.
2.4      (4)   Purchase Agreement among IBM-Brasil-Industria, Maquinas e
               Servicos, Ltda. and Group Technologies Suporte de Informatica
               Industria e Comercio Ltda. dated April 28, 1995.
2.4.1    (5)   Amendment dated July 18, 1995 to the Purchase Agreement among IBM
               Brasil-Industria, Maquinas e Servicos, Ltda. and Group
               Technologies Suporte de Informatica Industria e Comercio Ltda.
               dated April 28, 1995.
2.5      (4)   Purchase and Sale Agreement among Metrum, Inc. and MountainGate
               Data Systems, Inc. dated May 3, 1995.
2.6      (4)   Purchase and Sale Agreement among Metrum, Inc. and Sienna
               Imaging, Inc. dated June 6, 1995.
2.7      (6)   Asset Purchase Agreement  among Metrum, Inc., Registrant and F.W.
               Bell, Inc. dated February 9, 1996.
2.8      (7)   Asset Purchase Agreement among Registrant, Teklogix Enterprises,
               Inc. and Teklogix International, Inc. dated March 22, 1996.
2.9     (11)   Agreement and Plan of Reorganization among Registrant, Group
               Financial Partners, Inc., Tube Turns Technologies, Inc. and Bell
               Technologies, Inc. dated January 15, 1997.
3.1      (1)   Amended and Restated Articles of Incorporation of the Registrant.
3.2      (1)   Amended and Restated Bylaws of the Registrant.
3.3      (1)   Articles of Amendment to the Amended and Restated Articles of
               Incorporation of the Registrant.
3.4      (1)   Second Amendment to the Amended and Restated Articles of
               Incorporation of the Registrant.
3.5            Third Amendment to the Amended and Restated Articles of
               Incorporation of the Registrant.
10.1     (2)   Revolving Credit and Security Agreement between the Registrant and First Union Credit Corporation dated November 22, 1994.
10.2     (3)   First Amendment to Revolving Credit and Security Agreement
               between Registrant and First Union Commercial Corporation dated
               March 29, 1995.
10.3     (5)   Forbearance Agreement between the Registrant and First Union
               Commercial Corporation dated November 7, 1995.

Exhibit
Number  Note   Description
------- ----   -----------

10.4      (7)  Amended and Restated Credit and Security Agreement between the
               Registrant and First Union Commercial Corporation dated March 29, 1996.
10.4.1    (9)  First Amendment to Amended and Restated Credit and Security
               Agreement, dated May 13, 1996.
10.4.2    (9)  Second Amendment to Amended and Restated Credit and Security
               Agreement, dated September 5, 1996.
10.4.3    (9)  Letter Agreement dated November 7, 1996 Pertaining to Amended and
               Restated Credit and Security Agreement.
10.4.4 Third Amendment to Amended and Restated Credit and Security Agreement, dated March 28, 1997.
10.5      (1)  Form of U.S. Government Award/Contract.
10.6      (1)  Preferred Supplier Purchase Agreement for Circuit Card Assembly
               between the Registrant and Honeywell, Inc. dated July 1, 1990.
10.7      (1)  Purchase Order between the Registrant and Martin Marietta.
10.8      (1)  Standard OEM Purchase Agreement between Kulicke and Soffa
               Industries, Inc. and Registrant dated March 16, 1993.
10.9      (1)  Purchase/Supply Agreement between Philips Circuit Assemblies and
               International Game Technology dated July 31, 1992.
10.10     (5)  Purchase Order between the Registrant and Lockheed Martin
               Corporation dated September 21, 1995.
10.11 OEM Purchase Agreement between Instruments SA, Inc. and Registrant dated December 11, 1996.
10.12     (1)  Cooperation and Licensing Agreement between Dauphin Technology
               Incorporated and the Registrant dated August 11, 1993.
10.13     (1)  Master Lease Agreement between General Electric Capital
               Corporation and the Registrant dated April 1, 1993.
10.14     (1)  Lease between Copelco Leasing Corporation and the Registrant dated April 20, 1993.
10.15     (1)  Master Rental Agreement and related documents between Hewlett-
               Packard Company and the Registrant.
10.16     (1)  Master Equipment Lease Agreement between Ellco Leasing
               Corporation and the Registrant dated November 9, 1990.
10.17     (1)  Master Lease Agreement between General Electric Capital
               Corporation and the Registrant dated March 9, 1993.
10.18     (1)  Lease between John Hancock Mutual Life Insurance Company and
               Honeywell, Inc. dated April 27, 1979; related Notice of Assignment from John Hancock Mutual Life Insurance Company to Sweetwell Industrial Associates, L.P., dated July 10, 1986; related Assignment and Assumption of Lease between Honeywell, Inc. and Defense Communications Products Corporation (prior name of Registrant) dated May 21, 1989; and related Amendment I to Lease Agreement between

Exhibit
Number  Note   Description
------- ----   -----------

               Sweetwell Industries Associates, L.P. and the Registrant dated October 25, 1991, regarding Tampa Industrial park property.
10.19     (1)  Lease between the Registrant and TMC Properties, Inc. dated
               August 24, 1994,    regarding North 46th Street Property.
10.19.1   (4)  Amendment No.1 to Lease between Registrant and TMC Properties,
               Inc. dated August 24, 1994 regarding North 46th Street Property.
10.20     (1)  Agreements between the Registrant and International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America Local Union No. 930 dated September 25, 1993.
10.21     (1)  Agreements between the Registrant and International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America Local Union No. 930 dated November 22, 1994.
10.22     (1)  Group Technologies Corporation Stock Option Plan, as amended.
10.22.1  (10)  Group Technologies Corporation Stock Option Plan, Restated
               effective June 28, 1996, dated January 22, 1990.
10.22.2 Group Technologies Corporation Stock Option Plan, Restated effective December 17, 1996.
10.23     (1)  Group Technologies Corporation Executive Staff Incentive
               Compensation Plan, as amended.
10.24     (4)  Group Technologies Corporate Management Deferred Compensation
               Plan Restated effective January 1, 1994 dated May 5, 1995.
10.25     (5)  Group Technologies Corporate Management Deferred Compensation
               Plan Restated effective October 1, 1995 dated August 29, 1995.
10.26     (4)  Group Technologies Corporation Independent Directors' Stock
               Option Plan dated October 27, 1994, as approved and ratified at Annual Shareholder Meeting dated April 21, 1995.
10.26.1   (8)  Group Technologies Corporation Independent Directors' Stock
               Option Plan Restated effective February 21, 1996, dated October 27, 1994.
10.26.2   (9)  Group Technologies Corporation Independent Directors' Stock
               Option Plan Restated effective October 29, 1996, dated October 27, 1994.
10.27     (4)  Group Technologies Corporation 1994 Stock Option Plan for Key
               Employees dated October 27, 1994, as approved and ratified at annual shareholder meeting dated April 21, 1995.
10.27.1   (8)  Group Technologies Corporation 1994 Stock Option Plan for Key
               Employees Restated effective on February 21, 1996, dated October 27, 1994.
10.27.2   (9)  Group Technologies Corporation 1994 Stock Option Plan for Key
               Employees Restated effective on October 29, 1996, dated October 27, 1994.
10.27.3 Group Technologies Corporation 1994 Stock Option Plan for Key Employees Restated effective December 17, 1996, dated October 27, 1994.

Exhibit
Number  Note   Description
------- ----   -----------

10.28     (8)  Group Technologies Corporation Independent Directors'
               Compensation Program Restated effective on February 21, 1996, dated September 1, 1995.
10.29     (8)  Group Technologies Corporation 1996 Special Recovery Bonus Plan
               for Vice Presidents effective as of January 2, 1996.
10.30     (8)  Sublease between Group Technologies Supr. Informatica Ind. e Com.
               Ltda. and Ceccato S/A Comercio de Utilidades Domesticas dated
               March 20, 1996 regarding the Campinas, Brazil property.
10.31    (11)  Separation letter agreement dated December 10, 1996 between the
               Registrant and Carl P. McCormick.
10.32          Stock Purchase Agreement and Registration Rights Agreement
               between Registrant and Group Financial Partners, Inc. dated March
               28, 1997.
11             Statement re: Computation of per share earnings.
18        (3)  Letter from Ernst & Young LLP, regarding change in accounting principles.
21             Subsidiaries of the Registrant.
23             Consent of Ernst & Young, LLP, independent auditors for the
               Registrant.
27             Financial Data Schedule (for SEC use only).

------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326).
(2) Incorporated by reference to the Registrant's Form 10-K for fiscal year ended December 31, 1994 filed on March 31, 1995.
(3) Incorporated by reference to the Registrant's Form 10-Q for the Quarterly Period ended April 2, 1995 filed on May 17, 1995.
(4) Incorporated by reference to the Registrant's Form 10-Q for the Quarterly Period ended July 2, 1995 filed on August 16, 1995.
(5) Incorporated by reference to the Registrant's Form 10-Q for the Quarterly Period ended October 2, 1995 filed on November 15, 1995.
(6) Incorporated by reference to the Registrant's Form 8-K filed on February 23, 1996.
(7) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 filed on April 1, 1996.
(8) Incorporated by reference to the Registrant's Form 10-Q for the Quarterly Period ended March 31, 1996 filed on May 14, 1996.
(9) Incorporated by reference to the Registrant's Form 10-Q for the Quarterly Period ended September 29, 1996 filed on November 13, 1996.
(10) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on June 28, 1996 (Registration No. 333-07111).
(11) Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed January 22, 1997 (Registration No. 333-20299).

     (b)  Reports on Form 8-K:

          No reports were filed by the Company during the fiscal quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1997.

                              GROUP TECHNOLOGIES  CORPORATION
                              (Registrant)

                              /s/ Thomas W. Lovelock
                              President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Principal Executive Officer:

/s/ Thomas W. Lovelock              March 31, 1997

Principal Financial and Accounting Officer:

/s/ David D. Johnson                March 31, 1997

Directors:

/s/ Henry F. Frigon                 March 31, 1997

/s/ Jeffrey T. Gill                 March 31, 1997

/s/ Robert E. Gill                  March 31, 1997

/s/ Thomas W. Lovelock              March 31, 1997

Sidney R. Petersen

/s/ Roger W. Johnson                March 31, 1997