Form 10-Q
period 1997-03-30
GROUP TECHNOLOGIES CORP
filed 1997-05-14
CIK 864240

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                    FORM 10-Q

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---  Exchange Act of 1934. For the quarterly period ended March 30, 1997.

      Transition report pursuant to Section 13 or 15(d) of the Securities
 ---  Exchange Act of 1934. For the transition period from      to      .
                                                          -----    -----

                         Commission file number: 0-24020

                         GROUP TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                FLORIDA                                59-2948116
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)               Identification No.)



                          10901 Malcolm McKinley Drive
                              Tampa, Florida  33612
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

As of May 1, 1997 there were 16,220,629 shares of the Registrant's Common Stock outstanding.

INDEX

Part I.   Financial Information

Item 1.   Financial Statements

Consolidated Statements of Operations for the Three Months
 ended March 30, 1997 and March 31, 1996..................................3
Consolidated Balance Sheets at March 30, 1997 and December 31, 1996.......4
Consolidated Statements of Cash Flows for the Three Months
 ended March 30, 1997 and March 31, 1996..................................5
Notes to Interim Consolidated Financial Statements........................6

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations.............................9

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K...............................12

Signatures...............................................................13

Exhibit Index............................................................14

Part I.   Financial Information
Item 1.   Financial Statements

                         GROUP TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except for per share data)

                                                         Three Months Ended
                                                      March 30,      March 31,
                                                       1997            1996
                                                      -------         -------
                                                             (Unaudited)
Revenue.............................................  $26,438         $68,200
Cost of operations..................................   27,797          64,000
                                                      -------         -------
Gross (loss) profit.................................   (1,359)          4,200

Selling, general and administrative expense.........    1,499           2,773
Research and development............................        0             286
                                                      -------         -------

Operating (loss) income.............................   (2,858)          1,141

Interest expense....................................      513             949
Other (income) expense, net.........................      (13)             84
                                                      -------         -------

(Loss) income before income taxes...................   (3,358)            108

Income tax expense..................................       21             103
                                                      -------         -------

Net (loss) income...................................  $(3,379)             $5
                                                      =======         =======

Net (loss) income per share:
Primary.............................................   $(0.21)          $0.00
Fully diluted.......................................   $(0.21)          $0.00

Shares used in computing per share amounts:
Primary.............................................   16,221          16,263
Fully diluted.......................................   16,221          16,263


The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except for share data)

                                                    March 30,     December 31,
                                                       1997            1996
                                                      -------         -------
                                                   (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents...........................     $312            $661
Accounts receivable, net............................   16,038          22,754
Inventories, net....................................   22,961          20,220
Other current assets................................    1,957           2,102
                                                      -------         -------

Total current assets................................   41,268          45,737

Property and equipment, net.........................   20,102          21,206

Other assets........................................      538             522
                                                      -------         -------

                                                      $61,908         $67,465
                                                      =======         =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable....................................  $16,968         $17,969
Accrued liabilities.................................   13,813          16,416
Current portion of long-term debt...................   11,055           3,513
                                                      -------         -------

Total current liabilities...........................   41,836          37,898

Long-term debt......................................      855          10,119
Other liabilities...................................      222              45
                                                      -------         -------

Total liabilities...................................   42,913          48,062


Preferred  Stock, $.01 par value;
 1,000,000 shares authorized;
 250,000 shares issued and outstanding in 1997......        3               0
Additional paid-in capital - Preferred Stock........    2,497               0

Shareholders' equity:
 Common Stock, $.01 par value, 40,000,000 shares
  authorized; 16,220,629 shares issued and
  outstanding in 1997 and 1996......................      162             162
 Additional paid-in capital.........................   25,146          24,675
 Accumulated deficit................................   (8,813)         (5,434)
                                                     -------          -------

Total shareholders' equity..........................   16,495          19,403
                                                      -------         -------

                                                      $61,908         $67,465
                                                      =======         =======

The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                         Three Months Ended
                                                     March 30,       March 31,
                                                       1997            1996
                                                      -------         -------
                                                            (Unaudited)
Cash flows from operating activities:
Net (loss) income...................................  $(3,379)             $5
Adjustments to reconcile net (loss) income
 to net cash used in operating activities:
  Depreciation and amortization.....................    1,305           1,294
  Other.............................................      120             200
  Changes in operating assets and
   liabilities, net of dispositions:
    Accounts receivable.............................    6,716         (12,579)
    Inventories.....................................   (2,741)         (2,981)
    Other current and non-current assets............      306            (446)
    Accounts payable................................   (1,001)          4,828
    Accrued and other liabilities...................   (2,603)         (1,902)
                                                      -------         -------
Net cash used in operating activities...............   (1,277)        (11,581)

Cash flows from investing activities:
Capital expenditures................................     (201)           (472)
Proceeds from disposal of assets....................        0          11,457
                                                      -------         -------
Net cash (used in) provided by investing activities.     (201)         10,985

Cash flows from financing activities:
Net repayments under revolving credit agreement.....     (453)         (1,730)
Repayments of notes payable and long-term debt......     (918)           (136)
Proceeds from issuance of preferred stock...........    2,500               0
Net proceeds from issuance of common stock..........        0           1,000
                                                      -------         -------
Net cash provided by (used in) financing activities.    1,129            (866)
                                                      -------         -------
Net decrease in cash and cash equivalents...........     (349)         (1,462)

Cash and cash equivalents at beginning of period....      661           2,143
                                                      -------         -------

Cash and cash equivalents at end of period..........     $312            $681
                                                      =======         =======

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

     In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. . Operating results for the three-month period ended March 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1996 as presented in the Company's annual report on Form 10-K.

     During the first quarter of 1997, Statement of Financial Accounting Standard No. 128, "Earnings per Share," was issued which revises the manner in which earnings per share are calculated. In accordance with the effective date of Statement No. 128, the Company will implement the new standard during the fourth quarter of 1997. The Company does not expect that the provisions of Statement No. 128 will have a material impact upon the Company's reported earnings per share for the year ending December 31, 1997.

(3)  Net (Loss) Income Per Share

     Net (loss) income per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the applicable period. Common equivalent shares consist of stock options and warrants (vested and unvested) and are computed using the treasury stock method. The computation includes those common shares and common equivalent shares as prescribed by the Securities and Exchange Commission Staff Accounting Bulletins.

(4)  Inventories

     Inventories consist of the following:

                                                    March 30,      December 31,
                                                       1997            1996
                                                      -------         -------
                                                   (Unaudited)
Raw materials.......................................  $11,707         $12,538
Work in process.....................................    6,061           4,100
Finished goods......................................       26             107
Costs relating to long-term contracts and
 programs, net of amounts attributed to
 revenue recognized to date.........................   13,176          11,655
Progress payments related to long-term
 contracts and programs.............................   (3,077)         (3,292)
Reserve for inactive, obsolete and
 unsalable inventories..............................   (4,932)         (4,888)
                                                      -------         -------
                                                      $22,961         $20,220
                                                      =======         =======

(5)  Note Payable and Long-Term Debt

     The Company has a financing agreement (the "Credit Agreement") with its bank which provides the Company with a revolving line of credit facility (the "Revolver"), and a term note (the "Term Note"). As amended on March 28, 1997, the Credit Agreement provides credit availability on the Revolver equal to the lesser of $13,500,000 or the applicable amount of its eligible accounts receivable and inventories through March 29, 1998.

     The Company, in connection with the initial execution of the Credit Agreement during 1996, issued warrants to purchase 1,200,000 shares of Common Stock at $0.01 per share to the lender. Upon execution of the Credit Agreement, 200,000 of the warrants became exercisable and, on March 31, 1997, an additional 125,000 of the warrants became exercisable. As amended, the Credit Agreement provides for the balance of the warrants to become exercisable as follows:
375,000 on June 30, 1997; 250,000 on September 30, 1997; and 250,000 on December
31, 1997. The warrants will expire five years following the issue date. The lender will forfeit any unvested warrants in the event the Company repays all debt outstanding under the Credit Agreement prior to any vesting date. During the first quarter of 1997, the Company recognized a change in estimate for additional paid-in capital and related long-term debt discount amounting to $471,000 relative to the value of warrants which are expected to vest through September 29, 1997. The Company has estimated that 500,000 warrants will be forfeited by the lender and has, therefore, not recognized any additional paid-in capital for warrants with vesting dates subsequent to September 29, 1997.

     In connection with the March 28, 1997 amendment to the Credit Agreement, the Parent invested $2,500,000 in the Company in exchange for 250,000 shares of the Company's Preferred Stock (the "Preferred Stock"). The Company agreed to utilize $500,000 of the proceeds it received from the sale of the Preferred Stock to partially repay the Term Note.

     Long-term debt consists of the following:

                                                    March 30,      December 31,
                                                       1997             1996
                                                      -------         -------
                                                   (Unaudited)
Revolver............................................   $6,481          $6,934
Term note...........................................    2,025           2,690
Other...............................................    3,875           4,128
                                                      -------         -------
     Total long-term debt...........................   12,381          13,752

Unamortized discount related to warrants............     (471)           (120)

Current portion of long-term debt...................  (11,055)         (3,513)
                                                      -------         -------
                                                         $855         $10,119
                                                      =======         =======

     Available borrowings on the Revolver at March 30, 1997 were approximately $3,850,000. The Revolver and Term Note are payable upon the expiration of the Credit Agreement on March 29, 1998 and are, therefore, classified as current liabilities. The interest rate on all debt outstanding under the Credit Agreement at March 30, 1997 was 9.75%.

(6)  Preferred Stock

     Each share of Preferred Stock outstanding may be exchanged for 8.1 shares of the Company's Common Stock. The Preferred Stock outstanding is also redeemable at the option of the holder (the Parent), subject to certain restrictions, and pays quarterly dividends of 8.5% per annum. The shares of Preferred Stock outstanding have voting rights equal to the voting rights of the Company's Common Stock, except that the holder of each share of Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock that would be receivable upon conversion. The rates and preferences of Preferred Stock authorized but not issued have not been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain data, expressed as a percentage of revenue, from the Company's Consolidated Statement of Operations for the three-month periods ended March 30, 1997 and March 31, 1996.

                                                       Three Months Ended
                                                    March 30,        March 31,
                                                       1997            1996
                                                     -------          -------
                                                            (Unaudited)
Revenue.............................................  100.0%           100.0%
Cost of operations  ................................  105.1             93.8
                                                     -------          -------
Gross (loss) profit.................................   (5.1)             6.2

Selling, general and administrative expense.........    5.7              4.1
Research and development............................    0.0              0.4
                                                     -------          -------
Operating (loss) income.............................  (10.8)             1.7

Interest expense....................................    1.9              1.4
Other (income) expense, net.........................   (0.0)             0.1
                                                     -------          -------
(Loss) income before income taxes...................  (12.7)             0.2

Income tax expense..................................    0.1              0.2
                                                     -------          -------
Net (loss) income...................................  (12.8)%            0.0%
                                                     =======          =======

     Revenue for the first quarter of 1997 was $26.4 million, a decrease of $41.8 million or 61.2% from $68.2 million for the first quarter of 1996.
Revenue for the Company's domestic manufacturing and engineering services businesses decreased by $29.6 million from the first three months of the prior year. The majority of the domestic manufacturing services revenue decrease was related to a reduction in customer demand and to contract completions during 1996. Revenue from the Company's Latin American operations in the first three months of 1997 decreased $10.7 million compared to the first quarter of 1996, principally as the result of the completion or curtailment of certain contracts during 1996 and the first quarter of 1997. The disposition of the Company's name brand products business units during the first quarter of 1996 also contributed $1.5 million to the decrease in revenue.

     The Company reported a gross margin loss of $1.4 million in the first quarter of 1997 compared to a gross profit of $4.2 million or 6.2% of revenue in the first quarter of 1996. The decrease in gross profit in the first quarter of 1997 is primarily attributable to the under-utilized capacity of the Company's Tampa and Mexican-based operations.

     The decreased revenue and profitability of the Company has been negatively impacted by the aforementioned contract completions and curtailments. These reductions are the result of a number of events including, but not limited to, changes in customer outsourcing strategies and decreased demand for certain products, especially in the semiconductor industry. In an effort to mitigate the impact of these reduced production requirements, the Company retained new marketing management during 1996 and 1997 and continues to focus on its objective of optimizing the utilization of the Company's manufacturing and engineering capabilities. Additionally, management, including a newly appointed President and Chief Executive Officer, has taken actions to realign Company resources and reduce costs, including a workforce reduction in April 1997.

     Selling, general and administrative expense for the first quarter of 1997 decreased to $1.5 million or 5.7% of revenue from $2.8 million or 4.1% of revenue in the first quarter of 1996. The $1.3 million decrease in the first quarter of 1997 reflects cost savings resulting from workforce reductions and other initiatives implemented by the Company during 1996 in response to its reduced level of operations. The relatively higher percentage of selling, general and administrative expense as a percent of revenue is attributable to the fixed nature of certain costs compounded by the decline in revenue experienced by the Company in the first quarter of 1997.

     Research and development expense for the first quarter of 1997 decreased $0.3 million from the comparable prior year period. The Company's research and development efforts have historically been concentrated on the name brand products business units which were substantially divested during the first quarter of 1996. The Company's manufacturing and engineering services businesses are expected to require low levels of research and development in the future.

     Interest expense for the first quarter of 1997 decreased $0.4 million from the comparable prior year period. The Company maintained substantially lower levels of debt during the first quarter of 1997 as compared to the same period in 1996. The lower level of debt in 1997 reflects the lower level of operations and relatively lower level of working capital funded by credit facilities. The lower debt level also reflects the use of proceeds from the sale of the name brand products businesses in the first quarter of 1996 to reduce the Company's debt.

     Income tax expense for the first quarter of 1997 and 1996 consists primarily of income taxes on earnings in foreign countries.

Liquidity and Capital Resources

     Net cash used in operating activities was $1.3 million for the first quarter of 1997. Accounts receivable decreased by $6.7 million during this period primarily due to the completion or curtailment of certain contracts during 1996 and 1997. This positive cash flow was partially offset by an increase in inventory of $2.7 million which principally resulted from a delay in orders received from a certain customer. The Company also utilized cash from operations to reduce its accounts payable and accrued liabilities by $3.6 million. While the Company has maintained extended payment terms with its suppliers, the Company has long-term relationships with a majority of its suppliers and has been successful in maintaining reasonable credit terms with its supplier base.

     Net cash provided by financing activities was $1.1 million for the first quarter of 1997. The financing activities were comprised of proceeds from the issuance of the Company's Preferred Stock (the "Preferred Stock") of $2.5 million partially off-set by repayments of long term debt of $1.4 million. The credit agreement between the Company and its bank (the "Credit Agreement") was amended on March 28, 1997 to be effective as of December 31, 1996. As more fully discussed below, the March 28, 1997 amendment (the "Amendment") resulted in, among other things, reduced credit availability, an investment from Group Financial Partners, Inc. (the "Parent") and more lenient financial covenants. A revolving credit facility issued under the Credit Agreement, as amended, provides $13.5 million of availability through March 29, 1998, subject to a borrowing base consisting of eligible accounts receivable and inventories. During the first quarter of 1997, the Company repaid $0.7 million on a term note, which is also governed by the Credit Agreement.

     In connection with execution of the Credit Agreement in the first quarter of 1996, the Parent invested $1.0 million in the Company in exchange for 374,531 shares of the Company's Common Stock. The Company also issued warrants to the bank for purchase of 1.2 million shares of the Company's Common Stock for $.01 per share. Of the 1.2 million warrants, 200,000 became exercisable at closing and 125,000 became exercisable on March 31, 1997. As amended, the Credit Agreement provides for the balance of the warrants to become exercisable as follows: 375,000 on June 30, 1997; 250,000 on September 30, 1997; and, 250,000
on December 31, 1997. Vesting of these warrants is also subject to an acceleration clause included in the Credit Agreement. The bank will forfeit any unvested warrants in the event the Company repays all debt outstanding prior to any warrant vesting date.

     In connection with the Amendment, the Parent invested $2.5 million in the Company in exchange for 250,000 shares of Preferred Stock. The Preferred Stock pays quarterly dividends of 8.5% per annum and is redeemable at the option of the holder upon repayment by the Company of all of its outstanding Credit Agreement indebtedness. The Preferred Stock is also convertible and each share may be exchanged for 8.1 shares of the Company's Common Stock.

     The Company's ability to manage its working capital position during the remainder of 1997 will affect the available borrowings under its revolving credit facility. If the Company is not able to maximize its credit availability or if such availability otherwise proves insufficient to provide the Company with adequate funding for its working capital, management will undertake actions to mitigate the effect of such deficiencies. Such actions could consist of refinancing initiatives, potential asset sales, and other actions relative to maximizing the liquidity of the Company's financial resources.

Part II   Other Information


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The exhibits listed on the Exhibit Index on page 14 of this Form 10-Q are filed as a part of this report.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended March 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GROUP TECHNOLOGIES CORPORATION
                                        (Registrant)


Date: May 13, 1997                      By:/s/ Thomas W. Lovelock
                                        (Thomas W. Lovelock)
                                        President & Chief Executive Officer



Date: May 13, 1997                      By:/s/ David D. Johnson
                                        (David D. Johnson)
                                        Vice President & Chief Financial Officer

Exhibit Index



Exhibit
Number    Description
-------   -----------

10.33     Stock purchase right agreement dated April 7, 1997 between the Registrant and Thomas W. Lovelock.
11        Statement re: computation of per share earnings.
27        Financial data schedule (for SEC use only).