Form 10-Q
period 1997-06-29
GROUP TECHNOLOGIES CORP
filed 1997-08-13
CIK 864240

SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.  20549

                                 FORM 10-Q

(Mark One)

   X   Quarterly report pursuant to Section 13 or 15(d) of
 ----- the Securities Exchange Act of 1934. For the quarterly period ended
       June 29, 1997.

       Transition report pursuant to Section 13 or 15(d) of
 ----- the Securities Exchange Act of 1934. For the transition period from
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X   No     .
                                                      ---     ---

As of August 6, 1997 there were 16,220,629 shares of the Registrant's Common Stock outstanding.

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Statements of Operations for the Three
 Months and Six Months ended June 29, 1997 and June 30, 1996

Consolidated Balance Sheets at June 29, 1997 and
 December 31, 1996

Consolidated Statements of Cash Flows for the Six
 Months ended June 29, 1997 and June 30, 1996

Notes to Interim Consolidated Financial Statements

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

EXHIBIT INDEX


Part I.   Financial Information
Item 1.   Financial Statements

                      GROUP TECHNOLOGIES CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                 (in thousands, except for per share data)

                                 Three Months Ended    Six Months Ended
                                 ------------------    ------------------
                                June 29,   June 30,   June 29,    June 30,
                                  1997       1996       1997        1996
                                 -------    -------    -------   --------
                                    (Unaudited)          (Unaudited)

Revenue                          $36,459    $63,990    $62,897   $132,190
Cost of operations                35,278     59,173     63,075    123,173
                                 -------    -------    -------   --------
Gross profit (loss)                1,181      4,817      (178)      9,017

Selling, general and
 administrative expense            1,750      3,431      3,249      6,204
Research and development              99          8         99        294
                                 -------    -------    -------   --------
Operating (loss) income            (668)      1,378    (3,526)      2,519

Interest expense                     680        977      1,193      1,926
Other (income) expense, net        (242)       (11)      (255)         73
                                 -------    -------    -------   --------
(Loss) income before
 income taxes                    (1,106)        412    (4,464)        520

Income tax expense                   131        354        152        457
                                 -------    -------    -------   --------
Net (loss) income               $(1,237)        $58   $(4,616)        $63
                                 =======    =======    =======    =======
Net (loss) income per share:
Primary                          $(0.08)     $0.00     $(0.28)      $0.00
Fully diluted                    $(0.08)     $0.00     $(0.28)      $0.00

Shares used in computing per share amounts:
Primary                           16,221     17,760     16,221     17,012
Fully diluted                     16,221     17,760     16,221     17,012

The accompanying notes are an integral part of the consolidated financial statements.

                      GROUP TECHNOLOGIES CORPORATION

                        CONSOLIDATED BALANCE SHEETS

                   (in thousands, except for share data)

                                                      June 29,  December 31,
                                                        1997        1996
                                                       -------    -------
                                                    (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                 $41       $661
 Accounts receivable, net                               18,095     22,754
 Inventories, net                                       22,120     20,220
 Other current assets                                    2,115      2,102
                                                       -------    -------
Total current assets                                    42,371     45,737

Property and equipment, net                             18,992     21,206

Other assets                                               481        522
                                                       -------    -------
                                                       $61,844    $67,465
                                                       =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                      $17,616    $17,969
 Accrued liabilities                                    13,939     16,416
 Current portion of long-term debt                      12,259      3,513
                                                       -------    -------
Total current liabilities                               43,814     37,898

Long-term debt                                             226     10,119
Other liabilities                                           46         45
                                                       -------    -------
Total liabilities                                       44,086     48,062

Redeemable Preferred Stock, $.01 par value;
 1,000,000 shares authorized;
 250,000 shares issued and outstanding in 1997               3          0
Additional paid-in capital - Preferred Stock             2,497          0

Shareholders' equity:
 Common Stock, $.01 par value, 40,000,000 shares
  authorized; 16,220,629 shares issued and
  outstanding in 1997 and 1996                             162        162
 Additional paid-in capital                             25,146     24,675
 Accumulated deficit                                   (10,050)    (5,434)
                                                       -------    -------
Total shareholders' equity                              15,258     19,403
                                                       -------    -------
                                                       $61,844    $67,465
                                                       =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                      GROUP TECHNOLOGIES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (in thousands)

                                                         Six Months Ended
                                                       ------------------
                                                      June 29,    June 30,
                                                        1997        1996
                                                       -------    -------
                                                           (Unaudited)
Cash flows from operating activities:
Net (loss) income                                     $(4,616)        $63
Adjustments to reconcile net (loss) income
 to net cash used in operating activities:
  Depreciation and amortization                          2,756      2,609
  Other                                                    354        230
  Changes in operating assets and
   liabilities, net of dispositions:
    Accounts receivable                                  4,659      1,388
    Inventories                                        (1,900)      4,065
    Other current and non-current assets                  (85)    (1,996)
    Accounts payable                                     (353)   (10,323)
    Accrued and other liabilities                      (2,477)    (2,162)
                                                       -------    -------
Net cash used in operating activities                  (1,662)    (6,126)

Cash flows from investing activities:
 Capital expenditures                                    (428)    (1,525)
 Proceeds from disposal of assets                            0     11,561
                                                       -------    -------
Net cash (used in) provided by
 investing activities                                    (428)     10,036

Cash flows from financing activities:
 Net proceeds (repayments) under
  revolving credit agreement                               949    (3,214)
 Repayments of notes payable and long-term debt        (1,979)    (2,702)
 Net proceeds from issuance of Common Stock                  0      1,000
 Proceeds from issuance of
  Redeemable Preferred Stock                             2,500          0
                                                       -------    -------
Net cash provided by (used in)
 financing activities                                    1,470    (4,916)

Net decrease in cash and cash equivalents                (620)    (1,006)

Cash and cash equivalents at beginning of period           661      2,143
                                                       -------    -------
Cash and cash equivalents at end of period                 $41     $1,137
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

(2)  Basis of Presentation

     The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.
     In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the three and six month periods ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1996 as presented in the Company's annual report on Form 10-K.

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


(4)  Inventories

     Inventories consist of the following:

                                                      June 29,  December 31,
                                                        1997        1996
                                                       -------    -------
                                                    (Unaudited)
Raw materials                                          $13,290    $12,538
Work in process                                          5,018      4,100
Finished goods                                               0        107
Costs relating to long-term contracts and
 programs, net of amounts attributed to
 revenue recognized to date                             12,831     11,655
Progress payments related to long-term
 contracts and programs                                (4,233)    (3,292)
Reserve for inactive, obsolete and
 unsalable inventories                                 (4,786)    (4,888)
                                                       -------    -------
                                                       $22,120    $20,220
                                                       =======    =======

     The Company recognized revenue and income before income taxes during the second quarter of 1996 of $4,083,000 upon the favorable settlement of a contractual claim.

(5)  Note Payable and Long-Term Debt

     As of June 29, 1997, the Company had a financing agreement (the "Credit Agreement") with its bank which provided the Company with a revolving line of credit facility (the "Revolver") and a term note (the "Term Note"). As amended on March 28, 1997, the Credit Agreement provided credit availability on the Revolver equal to the lesser of $13,500,000 or the applicable amount of its eligible accounts receivable and inventories. On June 30, 1997, the Company utilized the proceeds from the sale of its Latin American operations (see Note 7) to repay all of its outstanding borrowings under the Credit Agreement and terminated the Credit Agreement.

     The Company, in connection with the initial execution of the Credit Agreement during 1996, issued warrants to purchase 1,200,000 shares of Common Stock at $0.01 per share to the lender. Upon execution of the Credit Agreement, 200,000 of the warrants became exercisable and, on March 31, 1997, an additional 125,000 of the warrants became exercisable. As a result of the early repayment and termination of the Credit Agreement, the remaining 875,000 unvested warrants were forfeited by the lender.

     In connection with the March 28, 1997 amendment to the Credit Agreement, the Parent invested $2,500,000 in the Company in exchange for 250,000 shares of the Company's Preferred Stock (the "Preferred Stock").

     Long-term debt consists of the following:

                                                      June 29,  December 31,
                                                        1997        1996
                                                       -------    -------
                                                    (Unaudited)
Revolver                                                $7,883     $6,934
Term Note                                                1,860      2,690
Other                                                    2,979      4,128
                                                       -------    -------
Total long-term debt                                    12,722     13,752

Unamortized original issue discount
 related to issuance of warrants
 exercisable on date of issuance                         (237)      (120)

Current portion of long-term debt                     (12,259)    (3,513)
                                                       -------    -------
                                                          $226    $10,119
                                                       =======    =======

     Available borrowings on the Revolver at June 29, 1997 were approximately $2,860,000. The interest rate on all debt outstanding under the Credit Agreement at June 29, 1997 was 9.75%.

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

(7)  Subsequent Event

     On June 30, 1997, the Company sold to SCI Systems, Inc., SCI Systems De Mexico S.A de C.V. and SCI Holdings, Inc. (collectively, "SCI"), all of the Company's investment in the capital stock and/or equity interests of three of its wholly-owned subsidiaries, Group Technologies S.A. de C.V., Group Technologies Suprimentos de Informatica Industria E Comercio Ltda., and Group Technologies Integracoes em Electronica Ltda. These three subsidiaries comprised all of the Company's Latin American operations. The Company also sold or assigned to SCI certain assets principally used in or useful to the operations being sold, including accounts receivable, inventory, equipment, accounts payable and equipment leases.

     The initial sales price of the aforementioned assets amounted to $18,000,000 in cash and the assumption by SCI of certain liabilities. The price is subject to subsequent adjustment, upward or downward, based upon, among other things, the value of the net assets of the Company's Latin American operations at June 29, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables set forth certain data, expressed as a percentage of revenue, from the Company's Consolidated Statement of Operations for the three and six-month periods ended June 29, 1997 and June 30, 1996.

                                 Three Months Ended    Six Months Ended
                                 ------------------    ------------------
                                June 29,   June 30,   June 29,    June 30,
                                  1997       1996       1997        1996
                                 -------    -------    -------   --------
Revenue                           100.0%     100.0%      100.0%     100.0%
Cost of operations                 96.8       92.5       100.3       93.2
                                 -------    -------    -------   --------
Gross profit (loss                  3.2        7.5        (0.3)       6.8
Selling, general and
 administrative expense             4.8        5.4         5.2        4.7
Research and development            0.2        0.0         0.1        0.2
                                 -------    -------    -------   --------
Operating (loss) income            (1.8)       2.1        (5.6)       1.9
Interest expense                    1.9        1.5         1.9        1.5
Other (income) expense, net        (0.7)       0.0        (0.4)       0.1
                                 -------    -------    -------   --------
(Loss) income before income taxes  (3.0)       0.6        (7.1)       0.3
Income tax expense                  0.4        0.5         0.2        0.3
                                 -------    -------    -------   --------
Net (loss) income                  (3.4)%      0.1%       (7.3)%      0.0%
                                 =======    =======    =======   ========

     Revenue for the three months ended June 29, 1997 was $36.5 million, a decrease of $27.5 million or 43.0% from $64.0 million for the three months ended June 30, 1996. Revenue for the first six months of 1997 was $62.9 million, a decrease of $69.3 million or 52.4% from $132.2 million for the first six months of 1996. During the first six months of 1997 as compared to the comparable period in 1996, the Company's domestic manufacturing and engineering operations decreased by $52.4 million. This decline in revenue is associated with decreased customer demand and the termination or completion of certain contracts. This change in demand and termination of contracts is principally reflective of the change in out-sourcing strategies of three customers which resulted in a $38.8 million reduction of revenue during the first six months of 1997 as compared to the first six months of 1996. The fact that the Company completed the disposition of its name brand products business units during the first quarter of 1996 and the recognition of $4.1 million of revenue for a favorable claim settlement during the second quarter of 1996 accounted for an additional $5.7 million of the $52.4 million decline in domestic revenue during 1997. Changes in customer demand on other less significant contracts collectively accounted for the remaining $7.9 million of the decreased revenue in 1997 as compared to 1996.

     The Company's Latin American operations contributed $16.9 million and $33.8 million to revenue in the first six months of 1997 and 1996 respectively. Revenue from the Company's Latin American operations in the first six months of 1997 as compared to the comparable period in 1996 decreased $16.9 million, principally associated with the completion or curtailment of certain contracts during the first quarter of 1997 and the second half of 1996. The Company divested all of its Latin American operations effective June 30, 1997, as more fully described in Note 7 to the Company's Interim Consolidated Financial Statements as of and for the period ended June 29, 1997.

     Gross profit for the three months ended June 29, 1997 decreased to $1.2 million or 3.2% of revenue from $4.8 million or 7.5% of revenue during the three months ended June 30, 1996. Gross loss for the first six months of 1997 was $0.2 million or 0.3% of revenue compared to gross profit of $9.0 million or 6.8% of revenue in the first six months of 1996. The net decrease in gross profit during the first six months of 1997 was principally related to a $1.1 million decrease in gross profit from the Company's domestic manufacturing and engineering services (excluding the name brand products business), a $3.3 million decrease in gross profit from the Company's Latin American operations and a $4.8 million decrease from the name brand products business. The primary cause for the decline in gross profit (excluding the name brand products business decline) was the fact that decreased revenue levels experienced by the Company, as discussed above, caused the Company to underutilize its manufacturing capacity. Additionally, included in the second quarter gross margin in 1996 was a favorable name brand products business claim settlement of $4.1 million. Finally, the reduced gross profits in 1997 are also caused by low margin contracts and cost overruns on certain contracts. The Company has modified its marketing strategies to focus on obtaining more profitable contractual agreements to mitigate the effects of the low margin contracts.

     Selling, general and administrative expense for the three months ended June 29, 1997 decreased to $1.8 million or 4.8% of revenue from $3.4 million or 5.4% of revenue for the three months ended June 30, 1996. Selling, general and administrative expenses for the six months ended June 29, 1997 decreased to $3.2 million or 5.2% of revenue from $6.2 million or 4.7% of revenue for the six months ended June 30, 1996. Included in selling, general and administrative expense in the second quarter of 1996 are approximately $1.4 million of charges principally related to increases in accounts receivable reserves and estimated costs associated with the relocation of warehouse facilities. With regard to warehouse relocation costs, in the second quarter of 1996, the Company implemented a cost saving strategy to integrate the materials warehousing function into its main Tampa facility. The provision for doubtful accounts in 1996 represents a change in estimate of collectibility following extensive communications with the respective customers regarding non-payment of invoices and conclusions or settlements reached during the period regarding ultimate collectibility. Additional reductions in selling, general and administrative costs are associated with the decreased business volume and cost saving initiatives implemented in 1996 and 1997, including workforce reductions.

     Research and development expense for the three and six month periods ended June 29, 1997 was $0.1 million. The Company's manufacturing and engineering services businesses currently require low levels of research and development.

     Interest expense for the three and six month periods ended June 29, 1997 decreased $0.3 million and $0.7 million, respectively, from the comparable prior year periods. The Company's reduced level of operations has required a lower level of working capital and, therefore, reduced debt requirements.

     Income tax expense for the three and six month periods ended June 29, 1997 and June 30, 1996, consists primarily of income taxes on earnings in foreign countries.

Liquidity and Capital Resources

     Net cash used in operating activities was $1.7 million for the first six months of 1997. The Company's accounts receivable decreased by $4.7 million during the first six months of 1997 principally attributable to the lower level of revenue. While revenue declined during the first six months of 1997, the Company's inventory increased $1.7 million in anticipation of fulfilling certain contractual requirements. The Company utilized the proceeds of the accounts receivable collections, in part, to reduce its accounts payable and accrued liabilities by $2.8 million. While the Company continues to maintain extended payment terms with its suppliers, the Company has long-term relationships with a majority of its suppliers and has been successful in maintaining reasonable credit terms with its supplier base.

     Net cash used in investing activities was $0.4 million for the first six months of 1997, comprised of capital expenditures. Current commitments for capital expenditures for the remainder of 1997 are approximately $0.5 million.

     Net cash provided by financing activities was $1.5 million for the first six months of 1997. The financing activities were comprised of proceeds from the issuance of the Company's Preferred Stock of $2.5 million partially off-set by repayments of debt of $1.0 million. On June 30, 1997, the Company utilized the proceeds from the sale of its Latin American operations to repay all amounts outstanding under the Credit Agreement with its primary lender and terminated the Credit Agreement.

     In connection with execution of the Credit Agreement in the first quarter of 1996, the Parent invested $1.0 million in the Company in exchange for 374,531 shares of the Company's Common Stock. The Company also issued warrants to the bank for purchase of 1.2 million shares of the Company's Common Stock for $.01 per share. Of the 1.2 million warrants, 200,000 became exercisable at closing and 125,000 became exercisable on March 31, 1997. As a result of the Company repaying all amounts payable under the Credit Agreement on June 30, 1997, the bank forfeited the remaining 875,000 warrants.

     In connection with a March 28, 1997 amendment to the Credit Agreement, the Parent invested $2.5 million in the Company in exchange for 250,000 shares of Preferred Stock. The Preferred Stock pays quarterly dividends of 8.5% per annum and is redeemable at the option of the holder upon repayment by the Company of all of its outstanding Credit Agreement indebtedness. The Preferred Stock is also convertible and each share may be exchanged for 8.1 shares of the Company's Common Stock.

     The Company believes that sufficient resources, including resources provided by the sale of its Latin American operations, will be available to meet its cash requirements through the next twelve months. If such resources otherwise prove insufficient to provide the Company with adequate funding for its working capital, management will undertake actions to mitigate the effect of such deficiencies. Such actions could consist of financing initiatives, potential asset sales, and other actions relative to maximizing the liquidity of the Company's financial resources. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its growth rate.



Part II   Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant's 1997 Annual Meeting of Shareholders was held on June 25, 1997. Proxies were solicited by the Registrant's board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by a vote of the majority of the Registrant's shareholders. Voting results for each nominee were as follows:

Director Nominee                             Votes For     Votes Withheld
----------------                             ----------        -------
Henry F. Frigon                              17,032,020        731,713
Jeffrey T. Gill                              17,030,178        733,555
Robert E. Gill                               17,033,846        729,887
Roger W. Johnson                             17,032,846        730,887
Thomas W. Lovelock                           17,034,178        729,555
Sidney R. Petersen                           17,033,080        730,653

     A proposal to approve an amendment to the Group Technologies Corporation Independent Directors' Stock Option Plan was approved by a vote of the majority of the Registrant's shareholders. 15,538,805 shares were voted in favor of the proposal; 795,189 shares were voted against the proposal; and the holders of 14,274 shares abstained from voting on the proposal.

     A proposal to approve an amendment to the Group Technologies Corporation 1994 Stock Option Plan for Key Employees was approved by a vote of the majority of the Registrant's shareholders. 15,414,470 shares were voted in favor of the proposal; 838,733 shares were voted against the proposal; and the holders of 12,974 shares abstained from voting on the proposal.

     The Registrant's shareholders also ratified the appointment of Ernst & Young LLP as the independent auditors of the Registrant for the fiscal year ending December 31, 1997. 17,750,836 shares were voted in favor of the proposal; 9,647 shares were voted against the proposal; and the holders of 2,750 shares abstained from voting on the proposal.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

      The exhibits listed on the Exhibit Index on page 14 of this Form 10-Q are filed as a part of this report.

      (b) Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended June 29, 1997. However, the Company filed one report on Form 8-K dated July 15, 1997 which reported the sale of the Company's Latin American operations and which reported certain pro forma financial information relative to the sale.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GROUP TECHNOLOGIES CORPORATION
                                   (Registrant)


Date: August 13, 1997              By:/s/ Thomas W. Lovelock
                                   (Thomas W. Lovelock)
                                   President & Chief Executive Officer



Date: August 13, 1997              By:/s/ David D. Johnson
                                   (David D. Johnson)
                                   Vice President & Chief Financial Officer

Exhibit Index

Exhibit
Number                Description

10.26.3   Group Technologies Corporation Independent Directors' Stock
          Option Plan restated effective June 25, 1997, dated October 27,
          1994
10.27.4   Group Technologies Corporation 1994 Stock Option plan for key employees restated effective June 25, 1997, dated October 27,
          1994
10.28.1   Group Technologies Corporation Independent Directors Compensation
          Program restated effective June 25, 1997 dated September 1, 1995
10.34     Employment Agreement by and between Thomas W. Lovelock and Group
          Technologies Corporation dated June 23, 1997
10.35     Employment Agreement by and between James G. Cocke and Group
          Technologies Corporation dated June 23, 1997
10.36     Special Bonus Agreement by and between David D. Johnson and Group
          Technologies Corporation dated June 25, 1997
11        Statement re: computation of per share earnings
27        Financial data schedule (for SEC use only)