Form 10-Q
period 1997-09-28
GROUP TECHNOLOGIES CORP
filed 1997-11-12
CIK 864240

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                   FORM 10-Q

(Mark One)

 X     Quarterly report pursuant to Section 13 or 15(d) of the
--- Securities Exchange Act of 1934. For the quarterly period ended September 28, 1997.

       Transition report pursuant to Section 13 or 15(d) of
---    the Securities Exchange Act of 1934. For the transition period from
       to      .                                                          ----
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

As of November 4, 1997 there were 16,233,861 shares of the Registrant's Common Stock outstanding.

                                     INDEX

PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

           Consolidated Statements of Operations for the Three
             Months and Nine Months ended September 28, 1997 and
             September 29, 1996

           Consolidated Balance Sheets at September 28, 1997 and
             December 31, 1996

           Consolidated Statements of Cash Flows for the Nine
             Months ended September 28, 1997 and September 29, 1996

           Notes to Interim Consolidated Financial Statements

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

EXHIBIT INDEX


Part I.   Financial Information
Item 1.   Financial Statements

                        GROUP TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except for per share data)


                                Three Months Ended      Nine Months Ended
                              ---------------------    --------------------
                              September  September     September  September
                               28, 1997   29, 1996      28, 1997   29, 1996
                               -------     -------      -------    --------
                                  (Unaudited)              (Unaudited)

Revenue                        $21,555     $48,190      $84,452    $180,380
Cost of operations              22,098      47,376       85,173     170,549
                               -------     -------      -------    --------
  Gross (loss) profit            (543)         814        (721)       9,831

Selling, general and
  administrative expense         1,737       2,393        4,986       8,597
Research and development             0           2           99         296
                               -------     -------      -------    --------
  Operating (loss) income      (2,280)     (1,581)      (5,806)         938

Interest (income) expense, net   (106)         756        1,087       2,682
Other (income) expense, net    (3,206)          93      (3,461)         166
                               -------     -------      -------    --------
  Income (loss) before
    income taxes                 1,032     (2,430)      (3,432)     (1,910)

Income tax expense                   0         388          152         845
                               -------     -------      -------    --------
Net income (loss)               $1,032    $(2,818)     $(3,584)    $(2,755)
                               =======     =======      =======    ========

Net income (loss) per share:
  Primary                        $0.06     $(0.17)      $(0.22)     $(0.17)
  Fully diluted                  $0.06     $(0.17)      $(0.22)     $(0.17)

Shares used in computing
  per share amounts:
  Primary                       16,885      16,221       16,221      16,135
  Fully diluted                 17,530      16,221       16,221      16,135


   The accompanying notes are an integral part of the consolidated financial statements.

                        GROUP TECHNOLOGIES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     (in thousands, except for share data)


                                                 September 28,   December 31,
                                                      1997           1996
                                                   ---------      ---------
                                                  (Unaudited)
                                    ASSETS

Current assets:
  Cash and cash equivalents                           $4,070           $661
  Accounts receivable, net                            10,145         22,754
  Inventories, net                                    20,780         20,220
  Other current assets                                 1,374          2,102
                                                     -------        -------
   Total current assets                               36,369         45,737

Property and equipment, net                            8,477         21,206

Other assets                                              40            522
                                                     -------        -------
                                                     $44,886        $67,465
                                                     =======        =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $9,027        $17,969
  Accrued liabilities                                 17,224         16,416
  Current portion of long-term debt                      198          3,513
                                                     -------        -------
   Total current liabilities                          26,449         37,898

Long-term debt                                             0         10,119
Other liabilities                                          0             45
                                                     -------        -------
    Total liabilities                                 26,449         48,062

Redeemable Preferred Stock, $.01 par value;
  1,000,000 shares authorized;
  250,000 shares issued and outstanding in 1997            3              0
Additional paid-in capital - Preferred Stock           2,497              0

Shareholders' equity:
 Common Stock, $.01 par value, 40,000,000 shares
   authorized; 16,220,629 shares issued and
   outstanding in 1997 and 1996                          162            162
 Additional paid-in capital                           24,793         24,675
 Accumulated deficit                                 (9,018)        (5,434)
                                                     -------        -------
   Total shareholders' equity                         15,937         19,403
                                                     -------        -------
                                                     $44,886        $67,465
                                                     =======        =======


   The accompanying notes are an integral part of the consolidated financial statements.

                        GROUP TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                     Nine Months Ended
                                               -----------------------------
                                                 September 28,  September 29,
                                                      1997           1996
                                                   ---------      ---------
                                                        (Unaudited)
Cash flows from operating activities:
 Net loss                                           $(3,584)       $(2,755)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                       3,017          3,887
   Gain on disposal of assets and other items        (2,882)            230
   Changes in operating assets and
     liabilities, net of dispositions:
    Accounts receivable                                8,189          7,097
    Inventories                                      (4,713)         13,264
    Other current and non-current assets                 109          1,888
    Accounts payable                                 (4,832)       (19,655)
    Accrued and other liabilities                      (586)          (998)
                                                     -------        -------
     Net cash used in operating activities           (5,282)        (2,958)

Cash flows from investing activities:
 Capital expenditures                                  (590)        (2,376)
 Proceeds from disposal of assets                     18,000         11,561
                                                     -------        -------
     Net cash provided by investing activities        17,410          9,185

Cash flows from financing activities:
 Net repayments under revolving credit
  agreement                                          (6,934)        (8,511)
 Repayments of notes payable and long-term debt      (4,285)        (5,551)
 Proceeds from issuance of Common Stock                    0          1,000
 Proceeds from issuance of
   Redeemable Preferred Stock                          2,500              0
                                                     -------        -------
     Net cash used in financing activities           (8,719)       (13,062)
                                                     -------        -------
Net increase (decrease) in cash
  and cash equivalents                                 3,409          (919)

Cash and cash equivalents at beginning of period         661          2,143
                                                     -------        -------
Cash and cash equivalents at end of period            $4,070         $1,224
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

     In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the three and nine month periods ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1996 as presented in the Company's annual report on Form 10-K.

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

(3)  Disposition

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

     The initial sales price of the aforementioned assets amounted to $18,000,000 in cash and the assumption by SCI of certain liabilities. Pursuant to procedures described in the purchase and sale agreement, the price is subject to subsequent adjustment, upward or downward, based upon, among other things, the value of the net assets of the Company's Latin American operations at June 29, 1997. The Company expects to repay $2,900,000 of the initial sales price to SCI, subject to a final determination to be made in accordance with the purchase and sale agreement. The Company recognized a gain of $3,200,000 during the three month period ended September 28, 1997, after giving consideration to the Company's recorded liability and expected repayment of $2,900,000, relative to this disposition.

(4)  Net (Loss) Income Per Share

     Net (loss) income per share is computed using the weighted average number of issued and issuable common shares and dilutive common equivalent shares outstanding during the applicable period. Common equivalent shares consist of stock options and warrants (vested and unvested) and are computed using the treasury stock method. The computation includes those common shares and common equivalent shares as prescribed by the Securities and Exchange Commission Staff Accounting Bulletins.


(5)  Inventories

      Inventories consist of the following:

                                                 September 28,   December 31,
                                                      1997           1996
                                                   ---------      ---------
                                                  (Unaudited)
     Raw materials                                    $8,055        $12,538
     Work in process                                   5,011          4,100
     Finished goods                                        0            107
     Costs relating to long-term contracts and
       programs, net of amounts attributed to
       revenue recognized to date                     17,263         11,655
     Progress payments related to long-term
       contracts and programs                        (5,397)        (3,292)
     Reserve for inactive, obsolete and
       unsalable inventories                         (4,152)        (4,888)
                                                     -------        -------
                                                     $20,780        $20,220
                                                     =======        =======

     The Company recognized revenue and income before income taxes during the second quarter of 1996 of $4,083,000 upon the favorable settlement of a contractual claim.

(6)  Note Payable and Long-Term Debt

     On June 30, 1997, the Company utilized the proceeds from the sale of its Latin American operations (see Note 3) to repay all of its outstanding borrowings under a financing agreement (the "Credit Agreement") with its bank and terminated the Credit Agreement which previously provided the Company with a revolving line of credit facility (the "Revolver") and a term note (the "Term Note").

     In connection with the initial execution of the Credit Agreement during 1996, the Company issued warrants to purchase 1,200,000 shares of Common Stock at $0.01 per share to the lender. At the time of issuance, the Company estimated that 1,000,000 warrants would be forfeited by the lender, based on the warrant vesting schedule and the Company's intent to refinance the debt outstanding under the Credit Agreement. During the first quarter of 1997, the Company, based upon the continued utilization of the Credit Agreement, revised its estimate of warrants to be forfeited by the lender to 500,000, and therefore recognized additional paid-in capital and original issue discount of $471,000. As a result of the early repayment and termination of the Credit Agreement on June 30, 1997, 875,000 unvested warrants were forfeited by the lender. The Company therefore reduced additional paid-in capital by $353,000, which was the value of recorded but unvested warrants, and it reduced interest expense by $118,000 which was the value of warrants that were amortized but subsequently forfeited by the lender.

     In connection with the March 28, 1997 amendment to the Credit Agreement, the Parent invested $2,500,000 in the Company in exchange for 250,000 shares of the Company's Preferred Stock (the "Preferred Stock").

     Long-term debt consists of the following:

                                                 September 28,   December 31,
                                                      1997           1996
                                                   ---------      ---------
                                                  (Unaudited)
     Revolver                                             $0         $6,934
     Term Note                                             0          2,690
     Other                                               198          4,128
                                                     -------        -------
       Total long-term debt                              198         13,752

     Unamortized original issue discount
       related to issuance of warrants
       exercisable on date of issuance                     0          (120)

     Current portion of long-term debt                 (198)        (3,513)
                                                     -------        -------
                                                          $0        $10,119
                                                     =======        =======

(7)  Preferred Stock

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report on Form 10-Q includes forward-looking statements based on current plans and expectations of the Company, relating to, among other matters, analyses and estimates of amounts that are not yet determinable. Such forward-looking statements are contained in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from those suggested in this report on Form 10-Q, including, among others: the Company's dependence on its current management; the risks and uncertainties present in the Company's business; business conditions and growth in the advanced manufacturing and engineering services industry and the general economy; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with the Company's manufacturing facilities; as well as other factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

      The following tables set forth certain data, expressed as a percentage of revenue, from the Company's Consolidated Statements of Operations for the three and nine-month periods ended September 28, 1997 and September 29, 1996.

                                Three Months Ended      Nine Months Ended
                              ---------------------    --------------------
                              September  September     September  September
                               28, 1997   29, 1996      28, 1997   29, 1996
                               -------     -------      -------   -------
Revenue                          100.0%     100.0%        100.0%    100.0%
Cost of operations               102.5       98.3         100.9      94.5
                               -------     -------      -------   -------
Gross (loss) profit               (2.5)       1.7          (0.9)      5.5
Selling, general and
  administrative expense           8.1        5.0           5.9       4.8
Research and development           0.0        0.0           0.1       0.2
                               -------     -------      -------   -------
Operating (loss) income          (10.6)      (3.3)         (6.9)      0.5
Interest (income) expense, net    (0.5)       1.5           1.3       1.5
Other (income) expense, net      (14.9)       0.2          (4.1)      0.1
                               -------     -------      -------   -------
(Loss) income before
  income taxes                     4.8       (5.0)         (4.1)     (1.1)
Income tax expense                 0.0        0.9           0.1       0.4
                               -------     -------      -------   -------
Net income (loss)                  4.8%      (5.9)%        (4.2)%    (1.5)%
                               =======     =======      =======   =======

     Revenue for the three months ended September 28, 1997 was $21.6 million, a decrease of $26.6 million or 55.3% from $48.2 million for the three months ended September 29, 1996. Revenue for the first nine months of 1997 was $84.5 million, a decrease of $95.9 million or 53.2% from $180.4 million for the first nine months of 1996. During the first nine months of 1997 as compared to the year earlier period, the Company's domestic manufacturing and engineering operations decreased by $59.0 million. This decline in revenue is associated with decreased customer demand and the termination or completion of certain contracts.

     The decreased customer demand and termination or completion of contracts experienced by the Company principally reflects the change in out-sourcing strategies of three customers which resulted in a $44.7 million reduction of revenue during the first nine months of 1997 as compared to the first nine months of 1996. One such customer utilized the contract manufacturing services of the Company on a temporary basis while it increased its capacity to provide its manufacturing services internally. The other two customers with a change in out-sourcing strategy moved their manufacturing solutions overseas. After considering the effect of these contract curtailments, the Company believes its consolidated revenue of $21.6 million in the third quarter of 1997 represents a sustainable level of quarterly revenue for the Company during the fourth quarter of 1997 and during 1998. Additionally, the Company believes that its existing customer base and related contracts, together with additional customers the Company is pursuing, will provide modest growth opportunities during the next twelve months. However, the Company cannot make any assurances with regard to its ability to attract or retain new and existing customers or that any related increase in volume or revenue will significantly improve the results of operations or financial position of the Company.

     The Company's divestiture of its name brand products business units during the first quarter of 1996 and the recognition of $4.1 million of revenue for a favorable claim settlement during the second quarter of 1996 accounted for an additional $5.7 million of the $59.0 million decline in domestic revenue during 1997. Changes in customer demand on other less significant contracts collectively accounted for the remaining $8.6 million of the decreased domestic revenue in 1997 as compared to 1996.

     The Company's Latin American operations contributed $16.9 million and $48.2 million to revenue in the first nine months of 1997 and 1996 respectively. Revenue from the Company's Latin American operations in the first nine months of 1997 as compared to the year earlier period decreased $31.3 million, principally associated with the completion or curtailment of certain contracts during the second half of 1996 and the first quarter of 1997 and the Company's divestiture of all of its Latin American operations effective June 30, 1997, as more fully described in Note 3 of the accompanying Interim Consolidated Financial Statements. During the year ended December 31, 1996 and the nine month period ended September 28, 1997, the Latin American operations accounted for approximately $1.3 million and $2.2 million, respectively, of the operating loss of the Company. While a portion of those losses were attributable to costs allocated from the Tampa headquarters, the Company expects the divestiture of the Latin American operations and the corresponding reduction in operating costs attributable to the Latin American operations will have an overall positive impact on operating income. The Company has redirected its resources in order to successfully improve the quality and profitability of its domestic operations. However, the Company cannot make any assurances that its strategy to focus on its core domestic manufacturing and engineering business will result in improved profitability.

     Gross loss for the three months ended September 28, 1997 was $0.5 million or 2.5% of revenue compared to gross profit of $0.8 million or 1.7% of revenue during the three months ended September 29, 1996. Gross loss for the first nine months of 1997 was $0.7 million or 0.9% of revenue compared to a gross profit of $9.8 million or 5.5% of revenue in the first nine months of 1996. The net decrease in year-to-date gross profit during the first nine months of 1997 was principally comprised of a $2.0 million decrease in gross profit from the Company's domestic manufacturing and engineering services (excluding the name brand products business), a $3.8 million decrease in gross profit from the Company's Latin American operations and a $4.8 million decrease from the name brand products business. The primary cause for the decline in gross profit (excluding the name brand products business decline) was the fact that decreased revenue levels experienced by the Company, as discussed above, caused the Company to underutilize its manufacturing capacity. Additionally, included in the second quarter gross profit in 1996 was a favorable name brand products business claim settlement of $4.1 million. The reduced gross profit in 1997 was also caused by low margin contracts and cost overruns on certain contracts. During the third quarter of 1997, the Company evaluated the status of certain loss contracts and recognized $0.8 million of additional costs for these contracts. These costs arose during the third quarter due to shortages of materials, delays in attaining certain contract milestones and increased warranty estimates based on returned product. The Company also recorded, in the third quarter of 1997, a provision for excess and obsolete inventories totaling $0.6 million. This provision was recorded to reflect the aging of the residual inventory resulting from contract terminations or curtailments and the Company's unsuccessful efforts to fully recover certain costs from its customers. The Company has modified its marketing strategies to focus on obtaining more profitable contractual agreements to mitigate the effects of the low margin contracts.

     Selling, general and administrative expense for the three months ended September 28, 1997 decreased to $1.7 million or 8.1% of revenue from $2.4 million or 5.0% of revenue for the three months ended September 29, 1996. Selling, general and administrative expenses for the nine months ended September 28, 1997 decreased to $5.0 million or 5.9% of revenue from $8.6 million or 4.8% of revenue for the nine months ended September 29, 1996. The $3.6 million decrease in selling, general and administrative expenses during the nine-month period ended September 28, 1997 as compared to the year earlier period is principally attributable to the aforementioned divestitures and an overall lower business volume. Additionally, for these same periods, the Company experienced a lower level of warehouse relocation costs and accounts receivable provisions during 1997 which accounted for a reduction in selling, general and administrative expense of $0.3 million and $0.7 million, respectively. With regard to warehouse relocation costs, in the second quarter of 1996, the Company implemented a cost saving strategy to integrate the materials warehousing function into its main Tampa facility. During the second quarter of 1996, the Company initially estimated that costs associated with this strategy would amount to $0.4 million, comprised of planning and interior demolition costs, labor associated with the move of the warehouse function to the main facility, the impairment of existing leasehold improvements in the warehouse and estimated lease obligations net of estimated sublease revenue. The Company later revised this estimate to $0.9 million in the fourth quarter of 1996 principally to reflect additional costs associated with moving the warehouse function and the inability to secure a subtenant at favorable lease rates. During the third quarter of 1997, the Company again assessed the probability of subleasing the space at favorable rates and increased the provision for the warehouse relocation by $0.1 million to a total of $1.0 million. The provision for doubtful accounts in the first nine months of 1997 and 1996 of $0.3 million and $1.0 million, respectively, represented a change in estimate of collectibility following extensive communications with the respective customers regarding non-payment of invoices and conclusions or settlements reached during the period regarding ultimate collectibility. Additional reductions in selling, general and administrative expense are associated with the decreased business volume, the Company's divestiture of its Latin American operations and cost saving initiatives implemented in 1996 and 1997, including workforce reductions.

     Research and development expense for the nine month period ended September 28, 1997 was $0.1 million. The Company's manufacturing and engineering services businesses currently require low levels of research and development.

     Interest expense for the three and nine month periods ended September 28, 1997 decreased $0.9 million and $1.6 million, respectively, from the comparable prior year periods. The Company's reduced level of operations has required a lower level of working capital and, therefore, reduced debt requirements. Additionally, on June 30, 1997 the Company utilized the proceeds from the sale of its Latin American operations to repay its debt with its principal lender. In connection with this repayment, the lender forfeited a portion of its warrants previously expensed by the Company, resulting in an additional reduction in interest expense amounting to $0.1 million.

     Other income during the three month period ended September 28, 1997 includes a gain on the sale of the Company's Latin American operations totaling $3.2 million, which is more fully described in Note 3 of the Interim Consolidated Financial Statements of the Company.

     Income tax expense for the nine month period ended September 28, 1997 and the three and nine month periods ended September 29, 1996, consists primarily of income taxes on earnings in foreign countries.

Liquidity and Capital Resources

     Net cash used in operating activities was $5.3 million for the first nine months of 1997. The Company's accounts receivable decreased by $8.2 million during the first nine months of 1997 principally because of the lower level of revenue during 1997 compared to 1996 revenue amounts. While revenue declined during the first nine months of 1997, the Company's inventory increased by $4.7 million because of purchases the Company made in order to fulfill certain future contractual requirements. The Company utilized the proceeds of the accounts receivable collections and the proceeds from the sale of its Latin American operations, in part, to reduce its accounts payable and accrued liabilities by $5.4 million. While the Company has strengthened its working capital and improved the timeliness of its accounts payable payments, it continues to maintain extended payment terms with its suppliers. The Company has long-term relationships with a majority of its suppliers and has been successful in maintaining reasonable credit terms with its supplier base.

     Net cash provided by investing activities was $17.4 million for the first nine months of 1997. The Company received $18.0 million in connection with the sale of its Latin American operations. Of this amount, the Company expects to repay $2.9 million to the buyer based upon the value of net assets of its Latin American operations at June 29, 1997, subject to final determination in accordance with the purchase and sale agreement. Capital expenditures for the first nine months of 1997 amounted to $0.6 million. Current commitments for capital expenditures for the remainder of 1997 are approximately $0.3 million.

     Net cash used in financing activities was $8.7 million for the first nine months of 1997. The financing activities were comprised of proceeds from the issuance of the Company's Preferred Stock of $2.5 million off-set by repayments of debt of $11.2 million. On June 30, 1997, the Company utilized the proceeds from the sale of its Latin American operations to repay all amounts outstanding under the Credit Agreement with its primary lender and terminated the Credit Agreement.

     In connection with execution of the Credit Agreement in the first quarter of 1996, the Parent invested $1.0 million in the Company in exchange for 374,531 shares of the Company's Common Stock. The Company also issued warrants to the bank for purchase of 1,200,000 shares of the Company's Common Stock for $.01 per share. Of the 1,200,000 warrants, 200,000 became exercisable at closing and 125,000 became exercisable on March 31, 1997. As a result of the Company repaying all amounts payable under the Credit Agreement on June 30, 1997, the bank forfeited the remaining 875,000 warrants.

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

     The Parent is currently negotiating an amendment to an existing credit agreement between certain of its subsidiaries and a bank. Upon the satisfaction of certain conditions, the Company will become a party to the amended credit agreement. Under the proposed amended terms of the agreement, borrowings may be used for general corporate purposes of the Company. The transfer of funds between the Company and the Parent will be based upon the cash requirements of the Company and the availability of borrowings provided by the amended credit agreement. The Company believes that sufficient resources, including resources to be provided by this potential financing and resources expected to be provided by operations (with consideration given to the estimated modest revenue growth as previously discussed), will be available to meet its cash requirements through the next twelve months. If such resources otherwise prove insufficient to provide the Company with adequate funding for its working capital, management will undertake actions to mitigate the effect of such deficiencies. Such actions could consist of financing initiatives, potential asset sales, and other actions relative to maximizing the liquidity of the Company's financial resources. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its growth rate.



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

                                GROUP TECHNOLOGIES CORPORATION
                                (Registrant)

Date: November 12, 1997         By:/s/ Thomas W. Lovelock
                                (Thomas W. Lovelock)
                                President & Chief Executive Officer

Date: November 12, 1997         By:/s/ David D. Johnson
                                (David D. Johnson)
                                Vice President & Chief Financial Officer

Exhibit Index


Exhibit
Number    Description

11          Statement re: computation of per share earnings
27          Financial data schedule (for SEC use only)