Form 10-K405
period 1997-12-31
GROUP TECHNOLOGIES CORP
filed 1998-03-27
CIK 864240

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-K



(Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1997.


                                      or


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to
       ________.



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 13, 1998 (based upon the average of the high and low prices of the registrant's Common Stock reported for such date on The Nasdaq Stock Market, was $8,131,787. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 13, 1998, the registrant had outstanding 16,292,221 shares of Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

       None.

                               Table of Contents




                                                                                                  Page No.
                                                                                                  --------
Part I

Item 1.     Business.............................................................................     1
Item 2.     Properties...........................................................................     5
Item 3.     Legal Proceedings....................................................................     5
Item 4.     Submission of Matters to a Vote of Security Holders..................................     5


Part II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters............     6
Item 6.     Selected Financial Data..............................................................     7
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations     9
Item 8.     Financial Statements and Supplementary Data..........................................    18
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    38


Part III

Item 10.    Directors and Executive Officers of the Registrant...................................    38
Item 11.    Executive Compensation...............................................................    40
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................    46
Item 13.    Certain Relationships and Related Transactions.......................................    49

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................    50


                                    PART I



Item 1.  Business

     Group Technologies Corporation ("GTC" or the "Company") provides advanced manufacturing, engineering and testing services to original equipment manufacturers ("OEMs") of electronic products. GTC is a majority-owned subsidiary of Group Financial Partners, Inc. ("GFP" or the "Parent").

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

     On June 30, 1997, GTC sold its wholly-owned foreign operating subsidiaries to SCI Systems, Inc. These foreign operations consisted of Group Technologies S.A. de C.V. ("GTC Mexico"), a wholly-owned subsidiary located in Mexico City, Mexico where it operated one manufacturing facility and Group Technologies Suprimentos de Informatica Industria e Comercio Ltda. ("GTC Brazil"), a wholly-owned subsidiary located in the state of Sao Paulo, Brazil where it operated two separate manufacturing facilities, one in Hortolandia and one in Campinas.

     On March 16, 1998, the shareholders of GTC voted in favor of a merger with two of GFP's subsidiaries and GFP (the "Merger"), followed by a reincorporation of GTC in Delaware to be accomplished by GTC's merger with and into Sypris Solutions, Inc., a wholly-owned subsidiary of GTC. The effective date of the merger is expected to be on or about March 30, 1998 at which time the combined company will be known as Sypris Solutions, Inc.

Forward Looking Statements

     Certain statements set forth in Item 1 and Item 7 in this Annual Report on Form 10-K may constitute forward-looking statements that involve numerous risks and uncertainties. Among the factors that can cause the Company's actual performance to differ materially are the following: business conditions and growth in the advanced manufacturing, engineering and testing services industry and the general economy; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with the Company's manufacturing facilities; the Company's ability to comply with the terms of its credit facilities; dependence upon and ability to retain key personnel; ability to comply with the rules for inclusion in the Nasdaq Stock Market, including minimum stock bid price and market value requirements as discussed in Item 5 in this Annual Report on Form 10-K; stock price fluctuations; the effect of environmental laws; and the risk factors listed from time to time in the Company's Securities and Exchange Commission (the "Commission") filings. The impact of certain of these factors experienced during 1996 and 1997 is more fully discussed herein under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Engineering Services

     GTC utilizes its advanced engineering services capabilities to provide its customers with complete system solutions that exceed the scope of traditional turnkey services provided by most contract manufacturers. GTC believes that the ability to provide its customers with these services, including software development, design services, prototype development, product reengineering, feature enhancement, product ruggedization, cost reduction, product miniaturization, and EMI interference and shielding is instrumental in moving new products to market quickly and regularly. GTC's engineers perform design work on a contract basis for a number of customers, including those requiring high levels of security clearance.

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

     During the last three years, GTC's largest individual commercial customer was IBM, which accounted for approximately 16%, 16%, and 19%, of GTC's revenue in 1995, 1996 and 1997, respectively. Sales to International Game Technology represented approximately 10% of GTC's revenue in 1996. Sales to Kulicke and Soffa Industries represented approximately 12% of the Company's revenue in 1997. GTC's sales of products and services to United States government agencies represented approximately 20%, 17% and 27% of GTC's revenue in 1995, 1996 and 1997, respectively. GTC's sales of products and services to a variety of prime contractors under contract with the federal government, in the aggregate, represented approximately 9%, 12% and 13% of GTC's revenue in 1995, 1996 and 1997, respectively.

Competition

     GTC operates in a highly competitive environment and competes against numerous domestic and foreign manufacturers. GTC's competitors include AVEX Electronics, Benchmark Electronics, DII Group, IEC Electronics, Plexus, SCI Systems, Sanmina, and Solectron. In addition, GTC may encounter competition in the future from other large electronic manufacturers which are selling, or may begin to sell, contract manufacturing services. GTC may also face competition from the manufacturing operations of its current and potential OEM customers, which GTC believes continue to evaluate the merits of manufacturing products internally versus the value of contract manufacturing.

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

Backlog

     GTC's order backlog at December 31, 1997 was approximately $67 million as compared to order backlog at December 31, 1996 of approximately $65 million. Backlog consists of firm purchase orders and commitments, substantially all of which is expected to be filled within twelve months. However, since orders and commitments may be rescheduled or canceled, backlog is not a definitive indicator of future financial performance.

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

Research and Development

     GTC invested $3.0 million, $0.3 million and $0.1 million, in research and development in 1995, 1996 and 1997, respectively. The investments made prior to 1996 were made primarily in support of GTC's name brand products line of business, substantially all of which was divested by GTC by the end of the first quarter of 1996. GTC also utilizes its research and development capability to develop processes and technologies for the benefit of its customers. GTC plans to perform a limited amount of research and development in the future. GTC cannot forecast the impact of such expenditures upon the overall success of its sales.

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

     In the course of Metrum Inc.'s ("Metrum"), a wholly-owned subsidiary of GTC, acquisition of certain assets of a business from Alliant Techsystems, Inc. ("Alliant"), Metrum and GTC became aware of ground water contamination that will require remedial action at the facility where the business was located in Littleton, Colorado. Evaluations indicate that certain chlorinated solvents were disposed of on the site by a previous owner of the business and these solvents have contaminated the ground water. In December 1995, a remediation system approved by the state of Colorado was put in place and it is estimated that the clean-up cost could reach as high as $20 million in the aggregate. As part of the agreement for the purchase and sale of the assets of the business, Alliant agreed to indemnify and hold Metrum harmless with respect to such matters. Metrum leased the facility from Alliant and continued operations on the site until substantially all of the assets of the business were sold on February 9, 1996. Metrum and GTC agreed to indemnify and hold buyer harmless with respect to such matters.

Employees

     As of December 31, 1997, GTC employed approximately 700 employees, all of which were employed in the United States. GTC employed approximately 80 people in finance, sales or administration, 520 people in manufacturing operations and 100 people in various engineering functions. Approximately 350 of GTC's employees are represented by the International Brotherhood of Teamsters collective bargaining unit. In 1993, GTC and the International Brotherhood of Teamsters signed a five-year contract. GTC believes its relationships with its employees are good.

Geographic Segments

     All of GTC's operations for 1995, 1996 and 1997 were located in the United States, Mexico and Brazil. Following the sale of the international operations on June 30, 1997, GTC's operations are located entirely in the United States.

Item 2.    Properties

     GTC's headquarters are in a 308,000 square foot office and manufacturing facility on Malcolm McKinley Drive in Tampa, Florida which GTC occupies under a ten-year lease expiring in April 2002 (with two additional five-year options). Adjacent to its Tampa headquarters, GTC leases a 60,000 square foot warehouse. The Company believes that these facilities are well maintained, are in good condition and are adequate for its operating needs.

Item 3.    Legal Proceedings

     GTC is, from time to time, a party to litigation which arises in the normal course of its business. There is no litigation pending, or to GTC's knowledge, threatened which, if determined adversely, would have a material adverse effect upon the business or financial condition of GTC. However, in connection with GTC's Metrum subsidiary, GTC has been notified that a claim of up to $4.0 million may be asserted against Metrum related to contracts allegedly acquired by Metrum from Alliant Techsystems, Inc. While GTC believes that Metrum has valid defenses to such a claim, an adverse determination on the claim would have a material adverse effect on GTC.

Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of shareholders of GTC during the fourth quarter of the year ended December 31, 1997.

                                    PART II


Item 5.    Market for the Registrant's Common Equity and Related Stockholder
Matters

     The shares of GTC's voting Common Stock are quoted on the Nasdaq Stock Market under the symbol GRTK. The following table sets forth, for the periods indicated, the high and low sales prices per share for GTC's Common Stock as reported by the Nasdaq Stock Market:


                                                              High    Low

Year ended December 31, 1996
     First Quarter (January 1, 1996 - March 31, 1996)......  $3.750  $2.125
     Second Quarter (April 1, 1996 - June 30, 1996)........  $4.250  $2.125
     Third Quarter (July 1, 1996 - September 30, 1996).....  $3.000  $1.750
     Fourth Quarter (October 1, 1996 - December 31, 1996)..  $2.625  $0.750

Year ended December 31, 1997
     First Quarter (January 1, 1997 - March 31, 1997)......  $1.875  $1.000
     Second Quarter (April 1, 1997 - June 30, 1997)........  $1.500  $0.813
     Third Quarter (July 1, 1997 - September 30, 1997).....  $4.125  $1.125
     Fourth Quarter (October 1, 1997 - December 31, 1997)..  $4.563  $2.750

     As of March 13, 1998, there were 641 holders of record of the Company's Common Stock.

        The National Association of Securities Dealers ("NASD") recently updated rules which result in new minimum criteria which a company must meet for inclusion in either the Nasdaq Stock Market or the Small Cap Market. Under the recently adopted rules, companies will be required to meet higher financial standards and maintain a stated minimum bid of at least $1.00 per share, or else face termination of their designation for inclusion in either the Nasdaq Stock Market or Small Cap Market. Additionally, the updated rules of the Nasdaq Stock Market state that in order to remain eligible for Nasdaq listing, a security must have a bid price of at least $1.00 per share and the market value of publicly held shares (those held by persons other than officers, directors and 10% shareholders) must be at least $5.0 million and the company's net tangible assets must be at least $4.0 million. On December 31, 1996, GTC received a letter from the Nasdaq Stock Market concerning GTC's failure to meet the then applicable listing requirements as of December 30, 1996. The closing bid price of GTC Common Stock on December 30, 1996 was $0.75 and the market value of the public float as of that date was $2.1 million. Accordingly, on that date the GTC Common Stock did not meet the Nasdaq listing requirements. The closing price of the GTC Common Stock on December 31, 1997 was $2.8125, with a corresponding market float of approximately $9.0 million. While the GTC Common Stock is currently quoted on the Nasdaq Stock Market, there can be no assurance that its designation for inclusion thereon will not be terminated if GTC is not able to meet the updated NASD rules. If the designation of GTC Common Stock is terminated, trading in the GTC Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or, if then available, the "OTC Bulletin Board Service". As a result, an investor would likely find it to be more difficult to dispose of, or to obtain accurate quotations as to the value of, the GTC Common Stock.

     Pursuant to the criteria established by the Securities and Exchange Commission, a security that fails to meet certain requirements, including having a market price of $5.00 or more and being a reported security, is deemed to be "penny stock" and broker transactions in such stock are subject to extensive disclosure requirements regarding, among other things, pricing and trading activity information on such stock. The penny stock rules require the delivery, prior to any transaction in such stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. For these types of transaction, the broker-dealers must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the sale. If GTC Common Stock is ever deemed to be penny stock, the application of such rules could have the effect of discouraging trading in such stock.

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

                                                            Years Ended December 31,
                                               --------------------------------------------------
                                               1993(1)     1994    1995(2)    1996(3)    1997(4)
                                               -------     ----    -------    -------    -------
                                                   (in thousands, except for per share data)

Statement of Operations Data:
Revenue......................................  $243,856  $274,147  $273,647   $224,661   $113,356
Cost of operations...........................   200,408   237,867   269,150    217,890    112,202
                                               --------  --------  --------   --------   --------

Gross profit.................................    43,448    36,280     4,497      6,771      1,154
Selling, general and administrative expense..    21,808    20,561    19,683     11,453      6,504
Research and development.....................     4,138     5,170     3,041        299         99
                                               --------  --------  --------   --------   --------

Operating income (loss)......................    17,502    10,549   (18,227)    (4,981)    (5,449)
Interest expense.............................     1,647     2,048     2,907      2,858      1,069
Other expense (income).......................        --       504       521        (59)    (3,474)
                                               --------  --------   --------   --------  --------

Income (loss) before income taxes............    15,855     7,997   (21,655)    (7,780)    (3,044)
Income taxes.................................     5,882     3,297    (3,982)       799        152
                                               --------  --------  --------   --------   --------
Net income (loss)............................  $  9,973  $  4,700  $(17,673)  $ (8,579)  $ (3,196)
                                               ========  ========  ========   ========   ========

Net income (loss) per share:
  Basic......................................  $   0.73  $   0.31  $  (1.13)  $  (0.53)  $  (0.20)
  Diluted....................................  $   0.70  $   0.30  $  (1.13)  $  (0.53)  $  (0.20)

Shares used in computing per share amounts:
  Basic......................................    13,641    14,959    15,695     16,157     16,224
  Diluted....................................    14,216    15,789    15,695     16,157     16,224

                                                                                      December 31,
                                                                     ----------------------------------------------
                                                                     1993(5)     1994    1995(6)   1996(7)  1997(8)
                                                                     -------     ----    -------   -------  -------
Balance Sheet Data:
Working capital....................................................  $ 37,305  $ 56,622  $ 23,922  $ 7,839  $12,059
Total assets.......................................................   111,925   122,566   113,106   67,465   47,364
Current portion of long-term debt..................................     4,271     2,080     8,171    3,513      198
Long-term debt, less current portion...............................    30,362    30,392    23,050   10,119       --
Redeemable Common Stock and related additional paid-in capital.....     2,508        --        --       --       --
Redeemable Preferred Stock and related additional paid-in capital..        --        --        --       --    2,500
Total shareholders' equity.........................................    17,340    42,799    25,840   19,403   17,846

_______________

(1) Reflects the results of operations from the date of acquisition of Metrum, Inc. ("Metrum") and Philips Circuit Assemblies ("PCA") on December 31, 1992 and July 30, 1993, respectively.
(2) Reflects the results of operations through the date of disposition of the peripheral products and imaging products business units of Metrum on May 31, 1995 and June 6, 1995, respectively.
(3) Reflects the results of operations through the date of disposition of the instrumentation products business unit of Metrum on February 9, 1996.
(4) Reflects the results of operations through the date of disposition of the Latin American operations on June 30, 1997.
(5)  Reflects the acquisition of PCA on July 30, 1993.
(6) Reflects the disposition of the peripheral products and imaging products business units of Metrum on May 31, 1995 and June 6, 1995, respectively.
(7) Reflects the disposition of the instrumentation products business unit of Metrum on February 9, 1996.
(8)  Reflects the disposition of the Latin American operations on June 30, 1997.

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

     GTC's operating results are also dependent upon the efforts and abilities of key managerial and technical employees and upon its ability to attract and retain qualified employees. During 1996 and during the first quarter of 1997, GTC experienced turnover of certain key employees, including its President and Chief Executive Officer and other executive officers of GTC.

Results of Operations

     The following table sets forth certain data from GTC's Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997 expressed as a percentage of revenue:

                                              Years ended December 31,
                                              ------------------------
                                               1995     1996     1997
                                               ----     ----     ----
Revenue......................................  100.0%   100.0%  100.0%
Cost of operations...........................   98.4     97.0    99.0
                                               -----    -----   -----
Gross profit.................................    1.6      3.0     1.0
Selling, general and administrative expense..    7.2      5.1     5.7
Research and development.....................    1.1      0.1     0.1
                                               -----    -----   -----
Operating loss...............................   (6.7)    (2.2)   (4.8)
Interest expense.............................    1.1      1.3     1.0
Other expense (income).......................    0.2       --    (3.1)
                                               -----    -----   -----
Loss before income taxes.....................   (8.0)    (3.5)   (2.7)
Income taxes (benefit).......................   (1.5)     0.3     0.1
                                               -----    -----   -----
Net loss.....................................   (6.5)%   (3.8)%  (2.8)%
                                               =====    =====   =====

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenue

     Revenue decreased by 49.5% to $113.4 million for 1997, as compared to $224.7 million for 1996. The net decrease in revenue of $111.3 million is related to a decrease in the Tampa-based manufacturing and engineering services operations of $64.2 million, a decrease in sales by GTC's Latin American operations of $41.5 million and a decrease in GTC's name brand product line revenue of $5.6 million.

     The decreased customer demand and termination or completion of contracts experienced by GTC principally reflects the change in out-sourcing strategies of three customers, which resulted in a $39.2 million and $6.8 million reduction of domestic and Latin American revenue, respectively, during 1997 as compared 1996. One such customer utilized the contract manufacturing services of GTC on a temporary basis while it increased its capacity to provide its manufacturing services internally. The other two customers with a change in out-sourcing strategy moved their manufacturing solutions overseas. After considering the effect of these contract curtailments, GTC believes its existing customer base and related contracts, together with additional customers GTC is pursuing, will provide modest growth opportunities during the next twelve months. However, GTC cannot make any assurances with regard to its ability to attract or retain new and existing customers or that any related increase in volume or revenue will significantly improve the results of operations or financial position of GTC. Changes in customer demand and the completion of certain long-term contracts collectively accounted for the remaining $25.0 million of the decrease in domestic revenue in 1997 as compared to 1996.

     GTC's Latin American operations contributed $16.9 million and $58.4 million to revenue in 1997 and 1996 respectively. Revenue from GTC's Latin American operations in 1997 as compared to 1996 decreased $41.5 million, principally associated with the completion or curtailment of certain contracts during the second half of 1996 and the first quarter of 1997 and GTC's divestiture of all of its Latin American operations effective June 30, 1997, as more fully described in Note 4 of the accompanying Consolidated Financial Statements. During 1996 and 1997, the Latin American operations accounted for approximately $1.3 million and $2.2 million, respectively, of the operating loss of GTC. While a portion of those losses were attributable to costs allocated from the Tampa headquarters, GTC expects the divestiture of the Latin American operations and the corresponding reduction in operating costs attributable to the Latin American operations will have an overall positive impact on operating income. GTC has redirected its resources in order to successfully improve the quality and profitability of its domestic operations. However, GTC cannot make any assurances that its strategy to focus on its core domestic manufacturing and engineering business will result in improved profitability. GTC's divestiture of its name brand products business units during the first quarter of 1996 accounted for an additional $5.7 million of the decline in domestic revenue during 1997. The name brand product revenue in 1996 includes contract claim revenue of $4.1 million.

     Gross Profit

     Gross profit decreased to $1.2 million for 1997, compared to $6.8 million for 1996. The gross margin decreased to 1.0% in 1997 as compared to 3.0% in 1996. The net decrease of $5.6 million represents an increase in gross profit in the Tampa-based manufacturing and engineering services operations of $1.7 million off-set by a decrease from GTC's Latin American operations of $2.5 million, and by a decrease associated with GTC's divestiture of name brand product lines of $4.8 million. The name brand product line claim referred to above contributed $4.1 million to 1996 gross profit.

     The low gross profit in 1997 was also caused by low margin contracts and cost overruns on certain contracts. During the third quarter of 1997, GTC evaluated the status of certain loss contracts and recognized $0.8 million of additional costs for these contracts. These costs arose during the third quarter due to shortages of materials, delays in attaining certain contract milestones and increased warranty estimates based on returned product. GTC also recorded, in the third quarter of 1997, a provision for excess and obsolete inventories totaling $0.6 million. This provision was recorded to reflect the aging of the residual inventory resulting from contract terminations or curtailments and GTC's unsuccessful efforts to fully recover certain costs from its customers. GTC has modified its marketing strategies to focus on obtaining more profitable contractual agreements to mitigate the effects of the low margin contracts.

     Selling, General and Administrative Expense

     Selling, general and administrative expense was $6.5 million or 5.7% of revenue in 1997, as compared to $11.5 million or 5.1% of revenue for 1996.

     The $5.0 million decrease in selling, general and administrative expense during 1997 as compared to 1996 is principally attributable to the aforementioned divestitures and an overall lower business volume. Additionally, GTC experienced a lower level of warehouse relocation costs and provisions for doubtful accounts receivable during 1997 which accounted for a reduction in selling, general and administrative expense of $0.8 million and $0.7 million, respectively. With regard to warehouse relocation costs, in the second quarter of 1996, GTC implemented a cost saving strategy to integrate the materials warehousing function into its main Tampa facility. During the second quarter of 1996, GTC initially estimated that costs associated with this strategy would amount to $0.4 million, comprised of planning and interior demolition costs, labor associated with the move of the warehouse function to the main facility, the impairment of existing leasehold improvements in the warehouse and estimated lease obligations net of estimated sublease revenue. GTC later revised this estimate to $0.9 million in the fourth quarter of 1996 principally to reflect additional costs associated with moving the warehouse function and the inability to secure a subtenant at favorable lease rates. During the third quarter of 1997, GTC again assessed the probability of subleasing the space at favorable rates and increased the provision for the warehouse relocation by $0.1 million to a total of $1.0 million. The provision for doubtful accounts in 1997 and 1996 of $0.3 million and $1.0 million, respectively, represented a change in estimate of collectibility following extensive communications with the respective customers regarding non-payment of invoices and conclusions or settlements reached during the period regarding ultimate collectibility. Additional reductions in selling, general and administrative expense are associated with cost saving initiatives implemented in 1996 and 1997, including workforce reductions.

     Research and Development

     Research and development expense for 1997 and 1996 was $0.1 million and $0.3 million, respectively. GTC's manufacturing and engineering services businesses currently require low levels of research and development.

     Interest Expense

     Interest expense was $1.1 million or 1.0% of revenue in 1997, as compared to $2.9 million or 1.3% of revenue in 1996. GTC's reduced level of operations has required a lower level of working capital and, therefore, reduced debt requirements. Additionally, on June 30, 1997 GTC utilized the proceeds from the sale of its Latin American operations to repay its debt with its principal lender.

     Income Tax Expense

     Income tax expense of $0.2 million in 1997 is primarily attributable to GTC's international operations. GTC has exhausted the benefits of any income tax loss carrybacks and has recorded a valuation allowance for all temporary differences and income tax loss carryforwards.

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

     The decrease in name brand product line revenue results from the disposition of substantially all of the assets of Metrum and GTC's Badger business. These dispositions, which occurred during 1995 and 1996, are more fully discussed under the caption "Dispositions of Assets" included herein below. The decrease in the name brand products revenues was partially offset by the successful settlement of a $4.1 million name brand product contract claim during the second quarter of 1996.

     The Tampa manufacturing services business continued to suffer from underutilized capacity. A large government contract was completed late in 1994 and orders on two commercial contracts were reduced during 1995 due to the customers' need to reduce their inventory levels. GTC also lost opportunities with two commercial customers due to a change in outsourcing strategies which resulted in the loss of a significant level of planned business. During 1996, GTC's domestic operations also experienced the impact of reduced demand from certain semiconductor industry customers and also suffered from increased facility underutilization related to certain contract terminations. In an effort to mitigate the impact of these reduced contract requirements, management implemented cost reduction strategies and increased its Tampa marketing efforts on high mix/low volume and advanced packaging services.

     GTC's Latin American manufacturing services business grew significantly during 1995 and 1996. GTC entered into a manufacturing services agreement in July 1995 to provide contract manufacturing services in Brazil to GTC's largest commercial customer, IBM. The Brazilian operation began contributing to revenue and operating profit during the third quarter of 1995. During 1996, GTC's presence in Brazil expanded as a result of the start-up of a second Brazilian facility. While GTC also fostered growth at its Mexican facility during 1995, certain Mexican-based contracts were terminated during 1996, creating underutilized capacity at that facility. In response to this underutilized capacity, GTC retained new marketing management and increased its high volume manufacturing marketing efforts.

     To enhance GTC's prospects for achieving an adequate revenue load in future periods, management structured the marketing and sales function to optimize GTC's capabilities at each of its manufacturing facilities. The marketing efforts for GTC's domestic, Mexican and Brazilian manufacturing services operations were focused on high mix/low volume and advanced packaging, high volume manufacturing, and box build services, respectively.

     The overall decrease in revenue during 1996 resulted in significant work force reductions during the year of approximately 36%. These reductions resulted in decreased direct and indirect costs associated with both international and domestic operations including decreases in employee benefit plan expenses. The impact of the decreased work force is considered in the following analyses of gross profit and selling, general and administrative expense.

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

     GTC's ability to generate the expected level of profitability on contracts is highly dependent on its ability to effectively manage materials. GTC recognized inventory adjustments of $3.6 million, including $1.7 million related to two contract terminations during the year and $1.9 million related to excessive domestic and foreign scrap and related physical inventory adjustments, including fourth quarter physical inventory adjustments totaling $1.0 million. The $1.0 million inventory adjustment in the fourth quarter of 1996 was comprised of a $0.3 million domestic adjustment and a $0.7 million Latin American adjustment (Mexico City facility). GTC performed domestic and international physical inventory counts during July 1996 and August 1996, respectively, to ensure that any excess shrinkage was identified timely. Therefore, management determined that the $1.0 million adjustment was principally associated with the fourth quarter of 1996.

     As a result of the inventory adjustments recorded in the fourth quarters of 1995 and 1996, GTC developed new internal controls and enhanced existing internal controls, including refinement of accrued inventory receipts reports, increased cycle count activity, increased monitoring of scrap and shrinkage rates and utilization of a third party warehousing and freight forwarding service (for its Mexico City operation). GTC will continue to evaluate its inventory control and physical inventory count procedures to minimize the risk of material adjustments in the future.

     Management also evaluated the profitability of certain long-term contracts and recorded costs associated with changes in contract estimates of loss contracts of $1.0 million during the second quarter of 1996 and $0.8 million in the fourth quarter. Other estimate changes on long-term contracts were also recognized during 1996. These estimate changes principally resulted from GTC's inability to achieve expected labor costs or material costs during the year. During 1996, GTC also recognized charges associated with asset disposals and retirements of $0.9 million and amortization of lease payments due at the end of the respective lease terms of $0.5 million. The $0.9 million charge for asset disposals and retirements resulted from a fourth quarter review of GTC's fixed assets, in which certain assets were not readily identifiable or were deemed to be surplus as a result of the corresponding reduction in GTC's operations. The $0.5 million charge for lease payments reflected the inception-to-date amortization of end-of-lease payments for certain leases which originated during 1994. Severance costs also negatively impacted gross margin by $0.4 million in 1996.

     Selling, General and Administrative Expense

     Selling, general and administrative expense was $11.5 million or 5.1% of revenue in 1996, as compared to $19.7 million or 7.2% of revenue for 1995. This decrease principally represented a $6.2 million reduction of costs associated with the sale of substantially all of the assets of Metrum. Decreased administrative expenses also resulted from continued cost reduction initiatives including work force reductions during 1996. Cost reduction activities implemented at various times during 1995 contributed to the significant cost reductions realized in 1996 as compared to the full year ended December 31, 1995. These reductions offset the impact of $1.4 million of costs in 1996, including severance costs of $0.5 million and costs incurred for the expected closure of a Tampa warehouse of $0.9 million.

     With regard to warehouse costs, in the second quarter of 1996, GTC implemented a cost saving strategy to integrate the materials warehousing function into its main Tampa facility. The total cost of the move was originally estimated to be $0.4 million, but an increased cost of $0.5 million was recorded in the fourth quarter based on actual costs incurred and the review of additional information regarding sublease strategies.

     Selling, general and administrative expense also included $1.0 million of provisions for doubtful accounts receivable, as compared to $1.3 million recognized in 1995. The provision for doubtful accounts in both 1995 and 1996 represented a change in estimate of collectibility following extensive communications with the respective customers regarding non-payment of invoices and conclusions or settlements reached during the year regarding ultimate collectibility.

     Research and Development

     Research and development expense was $0.3 million or 0.1% of revenue in 1996, as compared to $3.0 million or 1.1% of revenue for 1995. The decrease reflects the fact that GTC's research and development efforts have historically been concentrated on the divested name brand products business units. GTC's manufacturing and engineering services businesses are expected to continue to require limited levels of research and development in the future.

     Interest Expense

     Interest expense was $2.9 million or 1.3% of revenue in 1996, as compared to $2.9 million or 1.1% of revenue in 1995. Interest expense remained relatively constant with 1995 levels despite a significant reduction in outstanding debt during 1996. The increased interest rate is partly attributable to the amortization of warrants issued in the first quarter of 1996 in connection with an amended and restated credit facility. The increased interest rate also results from a higher weighted average interest rate incurred in the second half of 1995 and throughout 1996 on GTC's principal credit facility.

     Income Tax Expense

     Income tax expense of $0.8 million in 1996 is primarily attributable to GTC's international operations and Metrum state taxes payable. While an income tax benefit of $4.0 million was recognized in 1995, as of December 31, 1995, GTC had substantially exhausted the benefits of any income tax loss carrybacks. Also as of December 31, 1996, GTC has recorded a valuation allowance for all temporary differences and income tax loss carryforwards.

Dispositions of Assets

     Beginning in 1995, management focused its attention toward the actions necessary to return GTC's core manufacturing services business to profitability. Management believed that the focus of GTC's human and financial resources should be directed to its core business and, therefore, made decisions during 1995 to begin the divestiture of substantially all of GTC's line of name brand products. Another factor considered by management in reaching its decision to divest these operations was GTC's need to reduce its outstanding debt under its revolving credit agreement, which resulted in part from non-compliance with its credit agreement. These divestitures, which were completed during the first quarter of 1996, were followed by GTC's divestiture of its Latin American operations on June 30, 1997.

     GTC's product offerings historically included a line of name brand products. All sales of GTC's Metrum subsidiary were considered name brand products, namely computer peripheral products, digital color imaging products and instrumentation recording products. GTC also marketed a line of ruggedized computers under the Badger tradename. Management successfully completed sale transactions for substantially all of the assets of the peripherals products and imaging products businesses during the second quarter of 1995 and the instrumentation products and Badger products businesses during the first quarter of 1996. The aggregate sales price of the name brand products businesses was approximately $18.0 million, which was paid with $16.4 million in cash and a note receivable of $1.6 million. GTC retained approximately $2.4 million in liabilities associated with the Metrum business, which liabilities related primarily to certain employee benefits, accrued income taxes and commissions. GTC retained certain warranty obligations of the Badger product in addition to performance obligations under a contract with a customer who is in competition with the buyer of the assets. GTC recorded charges of $0.2 million and $0.3 million to cost of operations and other expense, respectively, during the second quarter of 1995 related to the Metrum divestitures and a $2.2 million charge to cost of operations during the fourth quarter of 1995 to write down its Badger inventories to the negotiated sale price. During 1996 and 1997, respectively, GTC recorded a $0.6 million and $1.5 million increase in capital related to the first quarter 1996 instrumentation products divestiture.

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

     On June 30, 1997, GTC sold to SCI Systems, Inc., SCI Systems De Mexico S.A. de C.V. and SCI Holdings, Inc. (collectively, "SCI"), all of GTC's investment in the capital stock and/or equity interests of three of its wholly-owned subsidiaries, Group Technologies S.A. de C.V., Group Technologies Suprimentos de Informatica Industia E Comercio Ltda., and Group Technologies Integraoes em Electronica Ltda. These three subsidiaries comprised all of GTC's Latin American operations. GTC also sold or assigned to SCI certain assets principally used in or useful to the operations being sold, including accounts receivable, inventory, equipment, accounts payable and equipment leases. The initial sales price of the aforementioned assets amounted to $18,000,000 in cash and the assumption by SCI of certain liabilities. Pursuant to procedures described in the purchase and sale agreement, the price is subject to subsequent adjustment, upward or downward, based upon, among other things, the value of the net assets of GTC's Latin American operations at June 29, 1997. GTC expects to repay $2,914,000 of the initial sales price to SCI, subject to a final determination to be made in accordance with the purchase and sale agreement.
GTC recognized a gain
of $3,200,000 during the three month period ended September 28, 1997, after giving consideration to GTC's recorded liability and expected repayment of $2,914,000, relative to this disposition.

Foreign Currency

     In addition to its domestic operations, GTC provided manufacturing services in Brazil and Mexico through June 30, 1997. Foreign currency transaction gains and losses in Latin America have generally not been significant.

Liquidity and Capital Resources

     Net cash used in operating activities was $5.6 million in 1997, while cash provided by operating activities was $7.7 million in 1996. The principal reasons for the cash used by operations during 1997 include advance procurement of inventory to meet customer forecast requirements and a reduction in the number of days accounts payable were outstanding. These reductions in cash were partially off-set by a significant reduction of accounts receivable attributable to both a lower level of operations and increased collection efforts by GTC.
The principal contributors to the positive operating cash flow in 1996 include recognition and collection of a name brand products claim, collection of income tax refunds, collection of accounts receivable and reduced inventory levels. Significant cash payments reducing accounts payable served to partially off-set the positive contributing items in 1996. At the end of 1995, GTC was substantially beyond its payment terms with its suppliers. While GTC continued to extend its payments beyond normal terms, a significant effort was made during 1996 and 1997 to reduce the days accounts payable were outstanding, contributing to the overall reduction in accounts payable. GTC has long-term relationships with a majority of its suppliers and as a result, has been successful in continuing to work on reasonable credit terms with its supplier base.

     Net cash provided by investing activities was $16.8 million and $8.2 million in 1997 and 1996, respectively. Capital expenditures in 1997 and 1996 were $1.2 million and $3.4 million, respectively. GTC's investments in manufacturing equipment in both 1997 and 1996 were required to expand its Latin American capacity, maintain its competitive position and respond to technological changes. GTC expects its capital expenditures in 1998 to be somewhat higher than 1997 levels to remain competitive and to continue to respond to technological changes. The divestiture of GTC's Latin American operations during 1997 and GTC's name brand product lines during 1996 generated net proceeds of approximately $18.0 million and $11.6 million, respectively.

     Net cash used in financing activities was $8.8 million and $17.4 million during 1997 and 1996, respectively. During both 1997 and 1996, GTC significantly reduced debt outstanding on its primary credit agreement and other debt. Additionally, GFP invested $2.5 million in redeemable and convertible Preferred Stock in 1997 and $1.0 million in common stock during 1996.

     On March 29, 1996, the Company entered into a financing agreement (the "Credit Agreement") with its bank to replace a prior debt instrument. The Credit Agreement provided the Company with a revolving line of credit facility (the "Revolver"), a $3,300,000 two-year facility (the "Term Note") and an additional $5,000,000 facility (the "1996 Note"). Borrowings under the Credit Agreement were secured by substantially all of the assets of the Company. The Company was provided credit availability on the Revolver equal to the lesser of $27,500,000 or the applicable amount of its eligible accounts receivable and inventories. The Credit Agreement was further amended on March 28, 1997 to reduce credit availability on the Revolver to an amount equal to the lesser of $13,500,000 or the applicable amount of its eligible accounts receivable and inventories through June 30, 1997. On June 30, 1997, the Company used proceeds from the sale of its Latin American operations to fully repay all loans and the Credit Agreement was terminated.

     In connection with execution of the Credit Agreement on March 29, 1996, GFP invested $1.0 million in GTC in exchange for 374,531 shares of GTC's Common Stock and GTC issued warrants to the lender for purchase of 1,200,000 shares of GTC's Common Stock for $.01 per share. Of the 1,200,000 warrants, 200,000 became exercisable at closing and 125,000 became exercisable on March 31, 1997. As a result of GTC repaying all amounts payable under the Credit Agreement on June 30, 1997, the lender forfeited the remaining 875,000 warrants.

     In connection with the March 28, 1997 amendment to the Credit Agreement, GFP invested $2.5 million in GTC in exchange for 250,000 shares of Preferred Stock. The Preferred Stock pays quarterly dividends of 8.5% per annum and is redeemable at the option of the holder upon repayment by GTC of all of its outstanding Credit Agreement indebtedness. The Preferred Stock is also convertible and each share may be exchanged for 8.1 shares of GTC's Common Stock. In connection with the Merger, GFP intends to exercise its conversion rights on or about March 30, 1998.

     On November 14, 1997, GTC, GFP, and several majority-owned subsidiaries of GFP entered into a credit agreement with a bank. The agreement provides the parties with shared access to total credit availability of $45 million, including a $30 million revolving credit loan and a $15 million term loan. The revolving credit loan matures on September 30, 2002. The term loan matures in quarterly installments commencing with a $500,000 payment on December 31, 1997, and quarterly payments of $750,000 thereafter and through September 30, 2002 when a final payment of $1.0 million is due. Revolving credit availability may be used on a shared basis for the general corporate purposes of GTC and the other GFP subsidiaries and for ordinary operating expenses of GFP. Since the inception of this credit agreement, GTC has not drawn upon the credit facility. GTC believes that sufficient resources, including resources to be provided by this financing and resources expected to be provided by operations will be available to meet its cash requirements through the next twelve months. If such resources otherwise prove insufficient to provide GTC with adequate funding for its working capital, management will undertake actions to mitigate the effect of such deficiencies. Such actions could consist of financing initiatives, potential asset sales, and other actions relative to maximizing the liquidity of GTC's financial resources. Cash requirements for periods beyond the next twelve months depend on GTC's profitability, its ability to manage working capital requirements and its growth rate.

Impact of Year 2000

     Some of GTC's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     GTC has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost for the purchase of new software is not expected to be material. To date, GTC has incurred minor expenses, primarily for assessment of the year 2000 issue and the development of a modification plan and purchase of new software.

     The project is estimated to be completed not later than December 31, 1999, which is prior to any anticipated impact on its operating systems. GTC believes that, with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of GTC.

     GTC has solicited information from all of its significant suppliers and large customers in order to assess their plans for addressing year 2000 issues. There is no guarantee that such parties will address year 2000 issues in a manner that will have no adverse effect on the ability to interface with GTC's systems.

     The costs of the project and the date on which GTC believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. Based upon these estimates, management does not believe that the costs of completing the year 2000 modifications will have a material adverse effect on the Company's results of operations or financial position. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Planned Merger

     On March 16, 1998, the shareholders of GTC voted in favor of the Merger and the reincorporation of GTC in Delaware to be accomplished by GTC's merger with and into Sypris Solutions, Inc., a wholly-owned subsidiary of GTC. The effective date of the transactions is expected to be on or about March 30, 1998 at which time the combined company will be known as Sypris Solutions, Inc. and will be headquartered in Louisville, Kentucky.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        GROUP TECHNOLOGIES CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants..  19
Consolidated Balance Sheets.........................  20
Consolidated Statements of Operations...............  21
Consolidated Statements of Shareholders' Equity.....  22
Consolidated Statements of Cash Flows...............  23
Notes to Consolidated Financial Statements..........  24

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Group Technologies Corporation


          We have audited the accompanying consolidated balance sheets of Group Technologies Corporation as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group Technologies Corporation at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                 /s/ Ernst & Young LLP


Tampa, Florida
March 6, 1998

                        GROUP TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                              December 31,
                                          --------------------
                                            1996         1997
                                          -------      -------
               ASSETS
Current assets:
 Cash and cash equivalents..............  $   661      $ 3,090
 Accounts receivable, net...............   22,754       11,231
 Inventories, net.......................   20,220       21,895
 Other current assets...................    2,102        2,861
                                          -------      -------
   Total current assets.................   45,737       39,077
Property and equipment, net.............   21,206        8,281
Other assets............................      522            6
                                          -------      -------
                                          $67,465      $47,364
                                          =======      =======
 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable.......................  $17,969      $ 8,504
 Accrued liabilities....................   16,416       18,316
 Current portion of long-term debt......    3,513          198
                                          -------      -------
   Total current liabilities............   37,898       27,018
Long-term debt..........................   10,119           --
Other liabilities.......................       45           --
                                          -------      -------
   Total liabilities....................   48,062       27,018

Commitments and contingencies

Redeemable preferred stock, $.01 par
 value, 1,000,000 shares authorized;
 250,000 shares issued and outstanding
 in 1997................................       --            3
Additional paid-in capital --
 preferred stock........................       --        2,497

Shareholders' equity:
 Common Stock, $.01 par value,
   40,000,000 shares authorized;
   16,220,629 and 16,233,861 shares
   issued and outstanding in 1996 and
   1997, respectively...................      162          162
 Additional paid-in capital.............   24,675       26,314
Retained deficit........................   (5,434)      (8,630)
                                          -------      -------
Total shareholders' equity..............   19,403       17,846
                                          -------      -------
                                          $67,465      $47,364
                                          =======      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                        GROUP TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for per share data)


                                                    Years ended December 31,
                                                -------------------------------
                                                  1995         1996      1997
                                                --------     --------  --------
Revenue........................................ $273,647     $224,661  $113,356
Cost of operations.............................  269,150      217,890   112,202
                                                --------     --------  --------

     Gross profit..............................    4,497        6,771     1,154

Selling, general and administrative expense....   19,683       11,453     6,504
Research and development.......................    3,041          299        99
                                                --------     --------  --------

     Operating loss............................  (18,227)      (4,981)   (5,449)


Interest expense...............................    2,907        2,858     1,069
Other expense (income).........................      521          (59)   (3,474)
                                                --------     --------  --------

     Loss before income taxes..................  (21,655)      (7,780)   (3,044)

Income taxes...................................   (3,982)         799       152
                                                --------     --------  --------

     Net loss.................................. $(17,673)    $ (8,579) $ (3,196)
                                                ========     ========  ========

Net loss per share:

     Basic..................................... $  (1.13)    $  (0.53) $  (0.20)
     Diluted................................... $  (1.13)    $  (0.53) $  (0.20)

Shares used in computing per share amounts:

     Basic.....................................   15,695       16,157    16,224
     Diluted...................................   15,695       16,157    16,224

   The accompanying notes are an integral part of the consolidated financial statements.

                        GROUP TECHNOLOGIES CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)


                                                        Common Stock           Additional      Retained
                                                  ----------------------         Paid-In       Earnings      Shareholders'
                                                    Shares      Amount           Capital       (Deficit)        Equity
                                                  ----------  ----------       ----------      --------      -------------
Balance at December 31, 1994....................  15,626,547   $     156       $   21,825      $ 20,818      $      42,799

Common stock issued and issuable................     202,160           2              712            --                714

Net loss........................................          --          --               --       (17,673)           (17,673)
                                                  ----------   ---------       ----------      --------      -------------

Balance at December 31, 1995....................  15,828,707         158           22,537         3,145             25,840

Common stock issued.............................     391,922           4            1,045            --              1,049
Warrants issued.................................          --          --              480            --                480
Capital contribution............................          --          --              613            --                613
Net loss........................................          --          --               --        (8,579)            (8,579)
                                                  ----------   ---------       ----------      --------      -------------

Balance at December 31, 1996....................  16,220,629         162           24,675        (5,434)            19,403
Common stock issued.............................      13,232          --               67            --                 67
Warrants issued.................................          --          --              118            --                118
Capital contribution............................          --          --            1,454            --              1,454
Net loss........................................          --          --               --        (3,196)            (3,196)
                                                  ----------   ---------       ----------     ---------      -------------

Balance at December 31, 1997....................  16,233,861   $     162       $   26,314     $  (8,630)     $      17,846
                                                  ==========   =========       ==========     =========      =============

   The accompanying notes are an integral part of the consolidated financial statements.

                        GROUP TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                      Years ended December 31,
                                                                                                   -----------------------------
                                                                                                    1995       1996        1997
                                                                                                   ------     ------      ------
Cash flows from operating activities:
  Net loss.......................................................................................  $(17,673)  $ (8,579)   $(3,196)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization............................................................     5,596      5,214      3,782
        Deferred income taxes....................................................................       741        251         --
        Provision for inactive, obsolete and unsalable inventories...............................     6,939      3,567      1,192
        Provision for doubtful accounts..........................................................     1,293        961        303
        Provision for idle leased equipment......................................................     1,104         --         --
        Other....................................................................................       778      1,134     (2,882)
        Changes in operating assets and liabilities,
          net of acquisitions and dispositions:
            Accounts receivable..................................................................     1,875      4,195      6,800
            Inventories..........................................................................     3,287     15,497     (7,020)
            Other current and non-current assets.................................................    (3,752)     4,737        228
            Accounts payable.....................................................................     8,043    (18,872)    (5,355)
            Accrued and other liabilities........................................................     1,183       (389)       506
                                                                                                   --------   --------   --------
              Net cash provided by (used in) operating activities................................     9,414      7,716     (5,642)

Cash flows from investing activities:
  Capital expenditures...........................................................................    (8,042)    (3,408)    (1,159)
  Proceeds from disposal of assets...............................................................     5,214     11,561     18,000
                                                                                                   --------   --------   --------
              Net cash (used in) provided by investing activities................................    (2,828)     8,153     16,841

Cash flows from financing activities:
  Net repayments under line of credit agreement..................................................    (4,667)   (10,418)    (6,934)
  Proceeds from issuance of preferred stock......................................................        --         --      2,500
  Repayments of long-term debt...................................................................    (1,505)    (7,933)    (4,403)
  Net proceeds from issuance of common stock.....................................................       401      1,000         67
                                                                                                   --------   --------   --------
              Net cash used in financing activities..............................................    (5,771)   (17,351)    (8,770)
                                                                                                   --------   --------   --------
Net increase (decrease) in cash and cash equivalents.............................................       815     (1,482)     2,429

Cash and cash equivalents at beginning of year...................................................     1,328      2,143        661
                                                                                                   --------   --------   --------
Cash and cash equivalents at end of year.........................................................  $  2,143   $    661    $ 3,090
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

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries (hereinafter collectively referred to as the "Company"). See Note 4 for discussion of recent dispositions.

     Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents

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

     Amortization

     Noncompete agreements are amortized over five years and patents and other intangible assets are amortized over their composite economic life of seven years, using the straight-line method. The excess of the fair value of the net assets of an acquired business over the purchase price of such net assets (negative goodwill) is amortized using the straight-line method over five years. As a result of the disposition of substantially all of Metrum's assets during 1995 and 1996, there was no negative goodwill remaining at December 31, 1996 or 1997.

                        GROUP TECHNOLOGIES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

     Revenue recognized under the percentage of completion method of accounting totaled to $57,945,000, $54,397,000 and $47,887,000 in 1995, 1996 and 1997,
respectively. Substantially all such amounts were accounted for under the units of delivery method. All other revenue is recognized as product is shipped and title passes.

     Contract Accounting

     For long-term contracts, the Company capitalizes in inventory direct material, direct labor and factory overhead as incurred. The Company also capitalizes certain general and administrative costs for estimating and bidding on contracts awarded (of which approximately $210,000 remained in inventory at December 31, 1996 and 1997). Selling costs are expensed as incurred. Costs to complete long-term contracts are estimated on a monthly basis. Estimated margins at completion are applied to cumulative contract revenue to arrive at costs charged to operations.

     Accounting for long-term contracts under the percentage of completion method involves substantial estimation processes, including determining the estimated cost to complete a contract. As contracts may require performance over several accounting periods, formal detailed cost to complete estimates are performed which are updated monthly via performance reports. Management's estimates of costs to complete change due to internal and external factors such as labor rate and efficiency variances, revised estimates of warranty costs, estimated future material prices and customer specification and testing requirement changes. Changes in estimated costs are reflected in gross profit in the period in which they are known. If increases in projected costs to complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. Provisions for losses on firm fixed-price contracts amounted to $700,000, $2,327,000 and $1,600,000 in 1995, 1996 and 1997, respectively.

     During the second quarter of 1996, the Company successfully settled a name brand products contract claim and recognized revenue and income before income taxes of approximately $4,100,000 associated with that settlement.

     Research and Development

     Company sponsored research and development costs are expensed as incurred.

     Income Taxes

     The Company and its domestic subsidiaries were included in the consolidated federal income tax return of the Parent from the Company's inception through March 22, 1995. Effective March 23, 1995, as a result of a decrease in the Parent's ownership percentage of the Company, the Company did not meet the 80-percent-voting power and value requirements defined by the Internal Revenue Code for affiliated group membership and ceased to be an includable member of the Parent's affiliated group. The Company and its domestic subsidiaries separately filed its initial consolidated federal income tax return for the period March 23, 1995 through December 31, 1995. Effective March 29, 1996, as a result of an increase in the Parent's ownership percentage of the Company, the Company again met the 80-percent-voting power and value requirements defined by the Internal Revenue Code for affiliated group membership and again became an includable member of the Parent's affiliated group beginning March 29, 1996.

                        GROUP TECHNOLOGIES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

     Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company's OEM customer base consists primarily of large electronic manufacturers and its commercial accounts receivable are concentrated with a few of these large companies. Although the Company is directly affected by the condition of the computer and electronics industry, management does not believe significant credit risk exists at December 31, 1997.

     The Company earned revenue from the United States government and its agencies of approximately $53,643,000 (20% of revenue), $38,635,000 (17% of revenue) and $30,943,000 (27% of revenue) during 1995, 1996 and 1997, respectively. The Company also served as a subcontractor to a variety of prime contractors under contract with the federal government, which in the aggregate, represented approximately 9%, 12% and 13% of the Company's revenue in 1995, 1996 and 1997, respectively. The Company's largest commercial customer was IBM which represented approximately 16%, 16% and 19% of the Company's revenue in 1995, 1996 and 1997, respectively. Sales to International Game Technology represented approximately 10% of the Company's revenue in 1996. Sales to Kulicke and Soffa Industries represented approximately 12% of the Company's revenue in 1997. No other single customer accounted for more than 10% of the Company's revenue in 1995, 1996 or 1997.

     Foreign Currency Translation

     The United States dollar was the functional currency for the Company's formerly owned GTC Mexico and GTC Brazil subsidiaries. Foreign currency transaction gains and losses, which are insignificant in all years presented, are included in determining net income.

     Net Loss Per Share

     Net loss per share is computed using the weighted average number of issued and issuable common shares outstanding. Additionally, attributable to the antidilutive effect of common stock equivalents during 1995 and 1996, the Company's adoption of Financial Accounting Standard No. 128, "Earnings Per Share" did not affect the previously reported loss per share or shares outstanding data. The computation of diluted net loss per share was antidilutive during the years ended December 31, 1995, 1996 and 1997; therefore, the number of shares used for computing basic and diluted loss per share are the same.

(3)  Acquisitions

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

     This acquisition did not have a significant effect on the Company's results of operations in 1995.

(4)  Dispositions

     The Company completed two transactions during 1995 and one transaction on February 9, 1996, which, in the aggregate, resulted in the sale of substantially all of the assets of its Metrum Inc. ("Metrum") subsidiary. On May 31, 1995, the assets of the peripherals products business unit of Metrum were sold to MountainGate Data Systems, Inc., a subsidiary of Lockheed Martin Corporation for $5,247,000, consisting of cash of $3,655,000 and a note receivable from the buyer of $1,592,000. On June 6, 1995, the assets of the

                        GROUP TECHNOLOGIES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


imaging business unit of Metrum were sold to Sienna Imaging, Inc. for $1,331,000 cash. On February 9, 1996, the assets of the instrumentation products business unit of Metrum were sold to Bell Technologies, Inc. ("Bell"), also a subsidiary of the Parent, for $10,104,000 cash and an earn-out provision which provides for additional payments to the Company, up to $3,000,000, in the event annual earnings before interest and taxes exceeds defined amounts through December 31, 2000. The sales price for each 1995 transaction approximated the net book value of the respective business units on the date of sale. The sales price for the February 9, 1996 transaction exceeded the net book value of assets and liabilities transferred by $613,000. The proceeds from the sale transactions were used to reduce the Company's debt balance and to fund working capital needs. Revenue, net income and net income per share for Metrum were $31,268,000, $2,348,000 and $0.15, respectively, for the year ended December 31, 1995.

     Due to the common ownership interest of the Parent in the Company and Bell, the Company requested and obtained an independent opinion, which indicated that the consideration received by the Company for the sale of the instrumentation products business was fair, from a financial point of view, to the unaffiliated shareholders of the Company. In addition, due to the common ownership, the amount by which the sales price exceeds the net book value of assets and liabilities transferred of $613,000 and amounts earned during 1997 under the terms of the earn-out provision of $1,454,000 were recorded by the Company as a contribution to its capital.

     On March 22, 1996, the Company sold substantially all of the assets related to its Badger line of name brand products. The Company recorded a $2,200,000 charge to cost of operations during the fourth quarter of 1995 to reduce Badger inventory to the sale price.

     On June 30, 1997, the Company sold to SCI Systems, Inc., SCI Systems De Mexico S.A. de C.V. and SCI Holdings, Inc. (collectively, "SCI"), all of the Company's investment in the capital stock and/or equity interests of three of its wholly-owned subsidiaries, Group Technologies S.A. de C.V., Group Technologies Suprimentos de Informatica Industia E Comercio Ltda., and Group Technologies Integraoes em Electronica Ltda. These three subsidiaries comprised all of the Company's Latin American operations. The Company also sold or assigned to SCI certain assets principally used in or useful to the operations being sold, including accounts receivable, inventory, equipment, accounts payable and equipment leases. The initial sales price of the aforementioned assets amounted to $18,000,000 in cash and the assumption by SCI of certain liabilities. Pursuant to procedures described in the purchase and sale agreement, the price is subject to subsequent adjustment, upward or downward, based upon, among other things, the value of the net assets of the Company's Latin American operations at June 29, 1997. The Company expects to repay $2,914,000 of the initial sales price to SCI, subject to a final determination to be made in accordance with the purchase and sale agreement. The Company recognized a gain of $3,200,000 after giving consideration to the Company's recorded liability and expected repayment of $2,914,000, relative to this disposition.

(5)  Accounts Receivable

     Accounts receivable consist of the following:

                                                       December 31,
                                                    ------------------
                                                      1996      1997
                                                      ----      ----
                                                     (in thousands)

     Commercial customers........................   $20,237   $ 9,838
     United States government....................     3,763     1,904
                                                    -------   -------
                                                     24,000    11,742
     Allowance for doubtful accounts.............    (1,246)     (511)
                                                    -------   -------
                                                    $22,754   $11,231
                                                    =======   =======

     Accounts receivable from the United States government includes amounts due under long-term contracts, which are all billed, at December 31, 1996 and 1997 of $2,463,000 and $1,144,000, respectively.

                        GROUP TECHNOLOGIES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The provision for doubtful accounts was $1,293,000, $961,000 and $303,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

(6)  Inventories

     Inventories consist of the following:

                                                                                December 31,
                                                                             -------------------
                                                                               1996        1997
                                                                             --------    --------
                                                                                (in thousands)
     Raw materials......................................................     $12,538   $ 8,514
     Work in process....................................................       4,100     4,514
     Finished goods.....................................................         107        --
     Costs relating to long-term contracts and programs, net of
       amounts attributed to revenue recognized to date.................      11,655    17,729
     Progress payments related to long-term contracts and programs......      (3,292)   (5,189)

     Reserve for inactive, obsolete and unsalable inventory.............      (4,888)   (3,673)
                                                                             -------   -------
                                                                             $20,220   $21,895
                                                                             =======   =======

     Provisions for inactive, obsolete and unsalable inventories were $6,939,000, $3,567,000 and $1,192,000 for the years ended December 31, 1995,
1996 and 1997, respectively.

(7)  Other Current Assets

     Other current assets consist of the following:

                                                                                December 31,
                                                                             -------------------
                                                                               1996        1997
                                                                             --------    --------
                                                                                (in thousands)
     Refundable income taxes............................................      $   744     $  330
     Earn-out receivable................................................           --      1,454
     Other..............................................................        1,358      1,077
                                                                               ------     ------
                                                                               $2,102     $2,861
                                                                               ======     ======

     As more fully discussed in Note 17, the earn-out receivable of $1,454,000 is receivable from a related party and is associated with the sale of a business during 1996.

(8)  Property and Equipment

     Property and equipment consists of the following:

                                                                                December 31,
                                                                             -------------------
                                                                               1996        1997
                                                                             --------    --------
                                                                                (in thousands)
     Leasehold improvements................................................   $  6,426   $  5,826
     Machinery, equipment, furniture and fixtures..........................     38,594     24,032
                                                                              --------   --------
                                                                                45,020     29,858
     Less accumulated depreciation.........................................    (23,814)   (21,577)
                                                                              --------   --------
                                                                              $ 21,206   $  8,281
                                                                              ========   ========

     Depreciation expense totaled $5,073,000, $4,848,000 and $3,733,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

                        GROUP TECHNOLOGIES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(9)  Accrued Liabilities

     Accrued liabilities consist of the following:

                                                                       December 31,
                                                                     ------------------
                                                                      1996       1997
                                                                     -------    -------
                                                                       (in thousands)
     Payments received from customers in excess of contract costs..  $ 3,657    $ 2,691
     Employee benefit plan accruals................................    2,423      2,219
     Sale of business price adjustment.............................       --      2,914
     Other.........................................................   10,336     10,492
                                                                     -------    -------
                                                                     $16,416    $18,316
                                                                     =======    =======

     Included in other current liabilities are employee payroll deductions, advance payments, accrued operating expenses and accrued interest, none of which exceed 5% of total current liabilities.



(10) Long-Term Debt

     Long-term debt consists of the following:

                                                                        December 31,
                                                                     ------------------
                                                                      1996       1997
                                                                     -------    -------
                                                                       (in thousands)
     Revolving credit (a)..........................................  $ 6,934    $    --
     Term note (a).................................................    2,690         --
     Other (b).....................................................    4,128        198
                                                                     -------    -------
     Total long-term debt..........................................   13,752        198
     Less unamortized original issue discount (a)..................     (120)        --
     Less current portion of long-term debt........................   (3,513)       198
                                                                     -------    -------
                                                                     $10,119    $    --
                                                                     =======    =======

     Effective November 14, 1997, the Company, its Parent and certain of the Parent's subsidiaries (collectively, the "Loan Parties") entered into a loan agreement with a bank (the "1997 Agreement"). The 1997 Agreement provides credit availability to the Loan Parties by means of a total revolving credit line of $30,000,000 and a term note of $15,000,000. As of December 31, 1997, $13,850,000 was available to the Loan Parties. The 1997 Agreement is secured by the assets of all of the Loan Parties. Under the terms of the 1997 Agreement, the Loan Parties pay interest monthly at the LIBOR rate plus a variable spread, or approximately 7.4% at December 31, 1997. The 1997 Agreement also requires compliance with a number of financial and non-financial covenants and prohibits the Company from paying dividends. Principal payments on the term note are due quarterly through September 30, 2002, which is also the maturity date for the revolving credit line. Since the inception of the 1997 Agreement, the Company has not drawn upon the credit facility.

(a) On March 29, 1996, the Company entered into a financing agreement (the "Credit Agreement") with its bank to replace a prior debt instrument. The Credit Agreement provided the Company with a revolving line of credit facility (the "Revolver"), a $3,300,000 two-year facility (the "Term Note") and an additional $5,000,000 facility (the "1996 Note"). Borrowings under the Credit Agreement were secured by substantially all of the assets of the Company. Under the terms of the Credit Agreement, the Company paid interest monthly on outstanding borrowings at the prime rate plus 1.25%. The Company was provided credit availability on the Revolver equal to the lesser of $27,500,000 or the applicable amount of its eligible accounts receivable and inventories. As amended, the Credit Agreement provided credit availability on the Revolver equal to the lesser of $13,500,000 or the applicable amount of its eligible accounts receivable and inventories through June 30, 1997, at which time the Company repaid the outstanding borrowings in full and terminated the Credit Agreement.

                         GROUP TECHNOLOGIES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Company, in connection with the execution of the Credit Agreement, paid a $250,000 fee and issued warrants to purchase 1,200,000 shares of Common Stock at $0.01 per share to the lender. Upon execution of the Credit Agreement, 200,000 of the warrants became exercisable. On March 29, 1996, the Company believed that it was probable that the Credit Agreement would be refinanced prior to the remaining warrants becoming exercisable. Therefore, only the 200,000 warrants were initially considered in determining the fair value of the transaction. An additional 125,000 warrants vested on March 31, 1997. As a result of the early repayment and termination of the Credit Agreement on June 30, 1997, 875,000 unvested warrants were forfeited by the lender. The warrants will expire five years following the issue date.

     In connection with an amendment to the Credit Agreement on March 28, 1997, the Parent invested $2,500,000 in GTC in exchange for 250,000 shares of GTC Preferred Stock (the "Preferred Stock"). The Preferred Stock is redeemable and pays quarterly dividends of 8.5% per annum of which approximately $160,000 was payable at December 31, 1997. The Company agreed to utilize $500,000 of the proceeds of the Preferred Stock to partially repay the Term Note. The Preferred Stock is redeemable at the option of the holder upon repayment by the Company of all of its outstanding Credit Agreement indebtedness. The Preferred Stock is also convertible and each share may be exchanged for 8.1 shares of the Company's Common Stock. The parent intends to exercise its conversion rights on or about March 30, 1998.

(b) In connection with two business acquisitions, the Company agreed to make additional payments to the sellers over a five-year period from the respective dates of acquisition based upon sales to certain customers. The Company believed the maximum future payments were probable and recorded debt equal to the net present value of the maximum future payments on the date of acquisition. At December 31, 1996, and December 31, 1997, $587,000 and $198,000, respectively, was payable to the sellers.

     In connection with the acquisition of GTC Brazil, the Company was obligated on a note payable to IBM Brasil. The note was for a term of three years and was secured by GTC Brazil's equipment. The Company recorded the note at its net present value discounted at current market interest rates for comparable financing.

     During 1996, the Company purchased approximately $1,100,000 of equipment which was financed by the manufacturer. At December 31, 1996, $613,000 was payable to the manufacturer.


     Interest paid during 1995, 1996 and 1997 totaled $3,427,000, $2,974,000 and
     $872,000, respectively.

(11) Fair Value of Financial Instruments

     Cash, accounts receivable, accounts payable, accrued liabilities and redeemable preferred stock are reflected in the financial statements at their carrying amount which approximates fair value because of the short-term maturity or callable features of those instruments. The carrying amount of debt outstanding under the Company's revolving credit agreement approximated fair value through the termination date of that agreement, due to the short-term nature of the instrument. The carrying amount of other long-term debt is assumed to approximate fair value because there have not been any significant changes in market conditions or specific circumstances since the instruments were recorded at fair value.

(12) Employee Benefit Plans

     The Company sponsors defined contribution plans (the "Plans") for substantially all domestic employees of the Company. The Plans are intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Plans allow the Company to match participant contributions as approved by the Board of Directors. Contributions to the Plans during 1995, 1996 and 1997 were $1,783,000, $902,000 and $618,000, respectively.

                         GROUP TECHNOLOGIES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Company has partially self-insured employee medical plans. The plans limit the Company's annual obligations to fund claims to specified amounts per participant and in the aggregate. The Company is insured for amounts in excess of these limits. Employees are responsible, in some instances, for payment of a portion of the premiums. During 1995, 1996 and 1997, the Company charged $4,526,000, $3,732,000 and $2,265,000, respectively, to operations related to reinsurance premiums, medical claims incurred and estimated, and administrative costs for its employee medical plans. The Company accounts for medical claims in the period in which they are incurred, which includes estimated costs of claims incurred but not reported. The Company estimates the amount of claims incurred but not reported based on historical experience and average monthly claims. The Company also estimates and records the effect of known claims in excess of average monthly claim amounts. Claims paid during 1995, 1996 and 1997 did not exceed the aggregate limits.

(13) Stock Plans

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

     Under the 1994 Plan, as amended, options may be granted to employees to purchase a maximum of 5,000,000 shares of Common Stock. Options to purchase 179,000, 553,066 and 670,300 shares were granted under the 1994 Plan during 1995, 1996 and 1997, respectively.

     Under the Directors Plan, as amended, options may be granted to members of the Board of Directors who are not employees of the Parent, the Company or its subsidiaries to purchase a maximum of 1,000,000 shares of Common Stock. Options to purchase 25,951, 78,371 and 136,579 shares were granted under the Directors Plan during 1995, 1996 and 1997, respectively.

     On February 2, 1996, the Board of Directors approved, subject to further approval by the shareholders, the Group Technologies Corporation Employee Stock Purchase Plan (the Purchase Plan) and reserved 1,000,000 shares of Common Stock for issuance under the Purchase Plan. The Purchase Plan has never been presented for approval by the shareholders and no shares have been issued under this plan.

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

                        GROUP TECHNOLOGIES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The following table summarizes option activity for the three years ended December 31, 1997:

                                                 Options Outstanding
                                                ----------------------
                                                              Option
                                                               price
                                                 Shares      per share
                                                ---------    ---------

     Balance at December 31, 1994...........    1,030,000     $1.67-7.75

       Granted..............................      204,951      4.50-6.38
       Exercised............................      (90,000)          1.67
       Terminated/forfeited.................     (125,000)     6.00-6.25
                                                ---------     ----------
     Balance at December 31, 1995...........    1,019,951      1.67-7.75
       Granted..............................      631,437      0.84-3.00
       Terminated/forfeited.................     (401,700)     2.35-6.00
                                                ---------     ----------
     Balance at December 31, 1996...........    1,249,688      0.84-7.75
       Granted..............................      806,879      0.88-4.03
       Exercised............................         (600)          2.75
       Terminated/forfeited.................     (411,600)     1.06-5.25
                                                =========     ==========
     Balance at December 1997...............    1,644,367     $0.84-7.75
                                                =========     ==========

     Accounting for Stock Based Compensation

     The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value method requires use of option valuation models that were not developed for use in valuing employee stock options. Because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1995, 1996 and 1997:



                                                                    1995          1996         1997
                                                                 ----------    ----------   -----------
          Risk-free interest rate.........................            5.88%         5.88%         5.75%
          Volatility factor of the expected market price
            of the Company's common stock..................           0.71          0.71          1.12
          Dividend yield..................................            None          None          None
          Weighted average expected life of the options...       2.7 years     2.6 years     3.3 years



     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                        GROUP TECHNOLOGIES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                       Years ended December 31,
                                       ------------------------
                                         1996            1997
                                       --------        --------
                                         (in thousands, except
                                            per share data)
Pro forma net loss.............        $(8,747)        $(3,465)
                                       =======         =======

Pro forma net loss per share:
 Basic.........................        $ (0.54)        $ (0.21)
 Diluted.......................        $ (0.54)        $ (0.21)

     The following table summarizes the weighted average exercise prices for option activity for the years ended December 31, 1996 and 1997:

                                                             Years ended December 31,
                                                            -------------------------
                                                             1996               1997
                                                            ------             ------

     Balance at beginning of period....................      $2.33              $2.30
     Granted at exercise price equal to market price...       2.46               1.29
     Granted at exercise price less than market price..         --                 --
     Exercised.........................................         --               2.75
     Forfeited.........................................       2.79               2.23
     Expired...........................................       2.35                 --
     Balance at end of period..........................       2.30               1.82


     The following table summarizes certain weighted average data for options outstanding and currently exercisable as of December 31, 1997:

                                                   Outstanding                      Exercisable
                                     ---------------------------------------   ----------------------
                                                       Weighted Average
                                                    ------------------------               Weighted
                                                                  Remaining                 Average
                                                    Exercise     Contractual               Exercise
     Exercise Price Range               Shares        Price         Life       Shares        Price
     ---------------------------     ------------------------    -----------   -------     --------
     $0.84 - $1.28..............       702,638       $1.15           8.2        88,030       $1.16
     $1.38 - $1.88..............       415,872       $1.64           2.8       340,967       $1.64
     $2.25 - $3.13..............       440,201       $2.46           6.1        58,400       $2.78
     $3.75 - $4.50..............        63,705       $4.14           6.9        34,472       $4.35
     $5.75 - $7.75..............        21,951       $6.84           7.3        21,951       $6.84
                                     ---------                                 -------
       Total....................     1,644,367       $1.82           6.2       543,820       $2.07
                                     =========                                 =======

     The per share weighted average fair value of options granted during the years ended December 31, 1995, 1996 and 1997 were $2.76, $1.10 and $1.30 respectively. As of December 31, 1996, 594,322 options with a weighted average exercise price of $2.07 were exercisable.

(14) Shareholders' Equity

     During 1995, 1996 and 1997 certain transactions were executed with related parties (see Note 17). As more fully discussed in Note 10, the Company has issued warrants to a previous lender to purchase the Company's Common Stock.

                         GROUP TECHNOLOGIES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(15) Commitments and Contingencies

     The Company leases all of its real property and certain computer, manufacturing and office equipment. The real property operating leases have terms up to ten years and contain various renewal and rent escalation clauses. The equipment operating leases have terms of up to five years. Future minimum noncancelable lease payments for each year ending December 31, are as follows:

                                                           (in thousands)
     1998................................................      $3,055
     1999................................................       2,109
     2000................................................       1,152
     2001................................................       1,161
     2002................................................         542
     Thereafter..........................................          --

     Rent expense for the years ended December 31, 1995, 1996 and 1997, totaled $5,194,000, $3,660,000, and $2,675,000, respectively.

     The Company, through its subsidiary, Metrum, is involved in matters involving alleged overpayments made by the U.S. government to Metrum and previous owners of the business. The majority of the alleged overpayments were made to the previous owners of the business. Metrum is evaluating its position and developing a strategy for resolving these issues. It is not possible to reasonably estimate the extent of Metrum's liability at this time.

     The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(16) Income Taxes

     The components of income tax expense (benefit) are:

                                                     Years ended December 31,
                                                     ------------------------
                                                      1995      1996     1997
                                                     -------    -----    ----
                                                          (in thousands)
     Income taxes currently payable (refundable):
       Federal...................................... $(5,263)   $(333)   $ --
       State........................................     112       62      --
       Foreign......................................     428      481     152
                                                     -------    -----    ----
                                                      (4,723)     210     152

     Deferred income taxes:
       Federal......................................     668      589      --
       State........................................      73       --      --
                                                     -------    -----    ----
                                                         741      589      --
                                                     -------    -----    ----
                                                     $(3,982)   $ 799    $152
                                                     =======    =====    ====

     Income taxes paid during 1996 and 1997 were $762,000 and $773,000, respectively. Income tax refunds received during 1995 and 1996 were $2,350,000 and $4,928,000, respectively, all of which was received from the Parent. At December 31, 1996 and 1997, federal income taxes receivable from the Parent of $330,000 were included in other current assets.

                         GROUP TECHNOLOGIES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The following is a reconciliation of income tax expense recognized to that computed by applying the federal statutory rate of 34% in 1995, 1996 and 1997 to income before income taxes:

                                                                 Years ended December 31,
                                                                ---------------------------
                                                                 1995      1996      1997
                                                                -------   -------   -------
                                                                      (in thousands)

     Federal tax at the statutory rate........................  $(7,363)  $(2,645)  $(1,035)
     State income taxes net of federal tax benefit............      (76)       46        --
     State tax net operating loss carry forward...............   (1,080)     (617)      (29)
     Change in valuation allowance for deferred tax asset.....    4,367     3,175       418
     Effect of foreign losses, foreign taxes and other items..      170       840       798
                                                                -------   -------   -------
                                                                $(3,982)  $   799   $   152
                                                                =======   =======   =======

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertain nature of the ultimate realization of deferred tax assets based upon the Company's financial performance during 1995, 1996 and 1997 and the potential expiration of the net operating loss carryforward, the Company has established a valuation allowance against its deferred tax assets. The Company will recognize the benefits associated with the deferred tax assets only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits will be recorded in future operations as a reduction of the Company's income tax expense.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                              December 31,
                                            -----------------
                                             1996      1997
                                            -------   -------
                                             (in thousands)
     Deferred tax assets:
       Compensation and benefit accruals..  $   773   $   844
       Inventory valuation................    1,550     1,377
       Net operating loss carryforward....    4,442     4,161

       Other..............................    1,409     1,949
                                            -------   -------
                                              8,174     8,331
     Valuation allowance..................   (7,542)   (7,960)
     Deferred tax liabilities:
       Depreciation.......................     (458)     (177)
       Contract provisions................     (130)     (194)
       Other..............................      (44)       --
                                            -------   -------
     Net deferred tax asset...............  $    --   $    --
                                            =======   =======

     During the years ended December 31, 1996 and 1997, the Company recorded a valuation allowance of $3,175,000 and $418,000 respectively, on its deferred tax assets to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

                        GROUP TECHNOLOGIES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     At December 31, 1997, for federal income tax purposes, the Company had a net operating loss carryforward of approximately $9,955,000, which will expire beginning in 2011. At December 31, 1997, for state income tax purposes, the Company had a net operating loss carryforward of approximately $17,740,000, which will expire beginning in 2010.

(17) Related Party Transactions

     During 1995, the Company paid a corporate allocation (0.2% of revenue) to the Parent of $274,000 in cash and 69,813 shares of Common Stock valued at $300,000, based on the fair market value of the shares during the related period. All shares issuable as of December 31, 1995 were issued during 1996. During 1996, the corporate allocation consisted of the issuance of 17,391 shares of Common Stock valued at approximately $50,000. The Company is also a party to a consolidated federal income tax sharing agreement with the Parent applicable to the tax periods during which the Company is includable in the Parent's consolidated federal income tax return.

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

     On February 9, 1996, the Company sold substantially all of the assets of its Metrum subsidiary to a related party, which resulted in the recognition of additional paid-in capital of $613,000 during 1996 (see Note 4). During 1997, the Company recognized additional paid-in capital of $1,454,000 in accordance with the earn-out provision of the Metrum sale agreement.

(18) Geographic Segments

     Through June 30, 1997, the Company was a multinational corporation with operations in the United States, Mexico and Brazil. Information about the Company's operations in geographic areas for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                           December 31,
                                                 ------------------------------
                                                   1995       1996       1997
                                                 --------   --------   --------
                                                         (in thousands)
     Revenue:
       United States...........................  $233,515   $166,204   $ 96,425
       Latin America...........................    40,132     58,457     16,931
                                                 --------   --------   --------
                                                 $273,647   $224,661   $113,356
                                                 ========   ========   ========

     Operating Loss:
       United States...........................  $(16,172)  $ (3,665)  $ (3,277)
       Latin America...........................    (2,055)    (1,316)    (2,172)
                                                 --------   --------   --------
                                                 $(18,227)  $ (4,981)  $ (5,449)
                                                 ========   ========   ========

     Identifiable Assets:
       United States...........................  $ 87,049   $ 47,311     47,364
       Latin America...........................    26,057     20,154         --
                                                 --------   --------   --------
                                                 $113,106   $ 67,465   $ 47,364
                                                 ========   ========   ========

     Identifiable assets of foreign subsidiaries are those assets related to the operations of those subsidiaries. The Company's domestic assets consist of all other operating assets of the Company. (See also Note 4; "Dispositions.")

                        GROUP TECHNOLOGIES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(19) Fourth Quarter Adjustments

     The Company recognized charges during the fourth quarter of 1996 totaling approximately $5,100,000, which increased the cost of operations by $3,800,000 and selling, general and administrative expense by $1,300,000. Charges to the cost of operations were primarily related to a domestic operations physical inventory adjustment of $300,000, a foreign operations physical inventory adjustment of $700,000, estimate revisions for costs of sales related to long-term contracts of $800,000, increased reserves for excess inventories of $600,000, and costs associated with asset disposals and retirements of $900,000 and amortization of lease payments due at the end of the respective lease terms of $500,000. The $900,000 charge for asset disposals and retirements resulted from a fourth quarter review of the Company's fixed assets, in which certain assets were not readily identifiable or were deemed to be surplus as a result of the corresponding reduction in the Company's operations. The $500,000 charge for lease payments reflected the inception-to-date amortization of end-of-lease payments for certain lease agreements which originated during 1994. The fourth quarter charges to selling, general and administrative expense include severance costs of $500,000, warehouse move costs of $500,000 and an increase in the reserve for uncollectible accounts receivable of $300,000. With regard to the warehouse costs, in the second quarter of 1996 the Company implemented a cost saving strategy to integrate the materials warehousing function into its main Tampa facility. The total cost of the move was originally estimated to be $400,000 comprised of planning and interior demolition costs, labor associated with the move of the warehouse function to the main facility, the impairment of existing leasehold improvements in the warehouse and estimated lease obligations net of estimated sublease revenue. However, an increased cost of $500,000 was recorded in the fourth quarter based on actual costs incurred and the review of additional information regarding sublease strategies, including the Company's ability to sublease the warehouse at favorable lease rates. The anticipated date of completion of the warehouse relocation activity is contingent upon early termination of the lease. The lease currently provides for an early termination during January, 2000.

     The Company did not recognize significant charges during the fourth quarter of 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following table contains certain information concerning the directors and executive officers of GTC.


       Name                          Age       Position with GTC and Principal Occupation
       ----                          ---       ------------------------------------------
Jeffrey T. Gill...................   42        Director and Chairman of the Board; President and Chief Executive Officer of GFP
Robert E. Gill....................   72        Director; Chairman of the Board of GFP
Sidney R. Petersen................   67        Director; Retired; formerly Chairman and Chief Executive Officer of Getty Oil, Inc.
Henry F. Frigon...................   63        Director; Retired; formerly President and Chief Executive Officer of BATUS, Inc.
Roger W. Johnson..................   63        Director; Former Administrator of U.S. General Services Administration
Thomas W. Lovelock................   55        Director, President and Chief Executive Officer
David D. Johnson..................   42        Vice President of Finance and Chief Financial Officer
James G. Cocke....................   50        Vice President and Manager of Federal Systems Division


     All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Officers are appointed by the GTC Board and serve at the discretion of the GTC Board.

     Jeffrey T. Gill has served as Chairman of the Board of GTC since 1992 and as a director of GTC since 1989. Mr. Gill co-founded GFP and has served as its President and Chief Executive Officer since 1992 and as a director since its inception in 1983. Mr. Gill also serves as a director and officer of several other privately-held companies which are either direct or indirect subsidiaries of GFP. Jeffrey T. Gill is the son of Robert E. Gill.

     Robert E. Gill has served as a director of GTC since 1989 and as Chairman of the Board of GTC from 1989 to 1992. Mr. Gill served as President and Chief Executive Officer of GTC from October 1996 to February 1997, at which time he was elected to serve as the President and Chief Executive Officer of Bell. Mr. Gill served as President and Chief Executive Officer of Bell until he resigned in March 1998. Mr. Gill co-founded GFP and has served as its Chairman of the Board since its inception in 1983 and as President and Chief Executive Officer from 1983 through 1992. Mr. Gill also serves as a director and officer of several other privately-held companies which are either direct or indirect subsidiaries of GFP. Robert E. Gill is the father of Jeffrey T. Gill.

     Sidney R. Petersen has served as a director of GTC since 1994. Mr. Petersen retired as Chairman of the Board and Chief Executive Officer of Getty Oil, Inc. in 1984. Mr. Petersen served Getty Oil in a variety of increasingly responsible management positions since 1955. Mr. Petersen currently serves as director of Avery Dennison Corporation, Union Bank of California, Seagull Energy Corporation, and NICOR, Inc. and its subsidiary, Northern Illinois Gas Company.

     Henry F. Frigon has served as a director of GTC since 1994. Mr. Frigon is currently a private investor and business consultant. Mr. Frigon most recently served as Executive Vice President-Corporate Development and Strategy and Chief Financial Officer of Hallmark Cards, Inc. from 1990 through 1994. Mr. Frigon retired as President and Chief Executive Officer of BATUS, Inc. in March 1990, after serving with that company for over 10 years. Mr. Frigon currently serves as director of H & R Block, Inc., Buckeye Technologies, Inc. and Dimon, Inc.

     Roger W. Johnson has served as a director of GTC since 1996. Mr. Johnson most recently served as Administrator of the United States General Services Administration from 1993 through 1996. Mr. Johnson served as Chairman and Chief Executive Officer of Western Digital Corporation, a disk drive and electronics manufacturing company, from 1982 through 1993. Mr. Johnson currently serves as a director of Array Microsystems, Insulectro, JTS Corporation and Needham Funds, Inc.

     Thomas W. Lovelock has served as a director of GTC since March 1997 and as President and Chief Executive Officer of GTC since February 1997. He was also Vice President of Operations of GTC from 1989 until 1993. From 1995 to 1997, Mr. Lovelock served as President and Chief Executive Officer of Bell. From 1993 until 1995, Mr. Lovelock served as Executive Vice President and Chief Operating Officer of Bell.

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

     James G. Cocke has served as Vice President and Manager of Federal Systems Division of GTC since March 1997. From 1995 to 1997, Mr. Cocke was Division Manager of the Services Division of Bell. Prior to 1995, he was employed as Vice President of Finance for Science Applications International Corporation, which designs and produces ruggedized computer equipment, CAE Link Corporation, which designs and produces military flight simulators, and for Smiths Industries, which designs and manufactures a wide range of electronic equipment.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on GTC's review of the copies of reports of ownership on Form 3 and changes in ownership on Forms 4 and 5 filed with the Securities and Exchange Commission (the "Commission") by GTC's officers, directors and certain beneficial shareholders, or written representations furnished to GTC by these reporting persons, GTC believes that, during 1997, its officers, directors, and greater than 10% beneficial owners were in compliance with all applicable filing requirements.

Item 11.  Executive Compensation

Summary Compensation Table

     The following table sets forth the annual and long-term compensation paid or accrued by GTC during the years indicated to each of GTC's Chief Executive Officers and its other highest paid executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 1997 (collectively, the "Named Officers").


                                                                            Long-Term
                                          Annual Compensation (1)       Compensation Awards
                                          -----------------------   ---------------------------
                                                                    Restricted         Options/          All
                                                                      Stock              SARs           Other
Name and Principal Position       Year     Salary         Bonus       Awards             (# )        Compensation
---------------------------       ----    --------       -------    ----------         --------      ------------
Robert E. Gill (2)..............  1997    $     --       $    --    $       --               --       $         --
 President & Chief Executive      1996          --            --            --               --                 --
 Officer

Thomas W. Lovelock (3)..........  1997     166,893(4)         --        14,208(5)(6)    400,000(7)          23,592(8)
 President & Chief Executive
 Officer

David D. Johnson (9)............  1997     157,308        10,000(10)        --           60,000             44,721(11)
 Vice President of                1996     115,962        50,000            --          120,000              6,206
 Finance & Chief
 Financial Officer

James G. Cocke (12).............  1997     110,385            --            --          100,000             80,307(13)
 Vice President &
 Manager of Federal
 Systems Division

________________


(1) Includes amounts deferred, at the election of the Named Officers, pursuant to GTC's 401(k) Plan. The Named Officers received certain perquisites and benefits; however, GTC has concluded that the aggregate amount of such personal benefits and other compensation is the lesser of $50,000 or 10% of the total annual salary and bonus paid to each of the Named Officers.
(2) Robert E. Gill served as President and Chief Executive Officer of GTC, without compensation of any kind from GTC or any third party, from October 31, 1996 until he resigned and was replaced by Thomas W. Lovelock on February 28, 1997 .
(3) Mr. Lovelock began serving as President and Chief Executive Officer of GTC on February 28, 1997.
(4) Pursuant to an arrangement between GTC and Bell Technologies, Inc. ("Bell"), Bell reimbursed GTC for $15,578 of the amount of Mr. Lovelock's base salary shown above.
(5) On September 30, 1997, Mr. Lovelock, in connection with his exercise of a one-time right and option to purchase shares of the Common Stock, was awarded the right to receive 3,789 shares of restricted stock, subject to a three-year vesting requirement. The dollar value shown above for such restricted shares was determined based upon closing market price for the Common Stock on September 30, 1997.
(6) As of December 31, 1997, Mr. Lovelock continued to hold the right to receive 3,789 shares of restricted stock, subject to a three-year vesting requirement. Such shares were valued at $10,657 based upon the closing market price of the Common Stock on December 31, 1997. Any dividends paid on the Company's Common Stock will also be paid on these restricted shares once the vesting requirement has been fulfilled and the shares are issued.

(7) The total number of securities underlying options granted to Mr. Lovelock during 1997 consist of 300,000 shares for options granted to Mr. Lovelock pursuant to GTC's 1994 Stock Option Plan for Key Employees and 100,000 shares for a one-time right and option to purchase shares of Common Stock which was granted to Mr. Lovelock on April 4, 1997 and which was exercisable by Mr. Lovelock between the dates of July 1, 1997 and September 30, 1997. On September 30, 1997, Mr. Lovelock exercised his right to purchase 12,632 shares of Common Stock at their full fair market value and he was awarded the right to receive 3,789 shares of restricted shares at no cost, subject to a three-year vesting requirement.
(8) The amount shown includes $14,824 for reimbursed relocation costs, $7,567 for Matching and Profit Sharing Contributions made by GTC pursuant to its 401(k) Plan, and $1,200 of premiums paid by GTC during 1997 for term life insurance for the benefit of Mr. Lovelock.
(9) David D. Johnson was hired as Vice President and Chief Financial Officer on March 22, 1996.
(10) Mr. Johnson received a lump sum cash bonus in the amount of $10,000 on April 18, 1997.
(11) The amount shown includes $6,909 for Matching and Profit Sharing Contributions made by GTC pursuant to GTC's 401(k) Plan and $37,812 for reimbursed relocation costs. Pursuant to an arrangement between GTC and its parent company, Group Financial Partners, Inc. ("GFP"), GFP paid for $34,888 of the relocation costs incurred by Mr. Johnson in connection with his move to Louisville, Kentucky in August 1997.
(12) James G. Cocke was hired as Vice President & Manager of Federal Systems Division on March 17, 1997.
(13) The amount shown includes $74,976 for reimbursed relocation expenses and $5,331 for Matching and Profit Sharing Contributions made by GTC pursuant to GTC's 401(k) Plan.

Option Grants in Last Fiscal Year

     Set forth below is information on stock options granted during the fiscal year ended December 31, 1997 to the Named Officers.



                                                 Individual Grants(1)                     Potential Realizable
                               -------------------------------------------------------      Value at Assumed
                                No. of         % of Total                                 Rates of Stock Price
                               Securities       Options         Exercise                    Appreciation for
                               Underlying      Granted to       or Base                     Option Term (2)
                                Options       Employees in       Price      Expiration    ---------------------
Name                            Granted       Fiscal Year      ($/Share)       Date           5%         10%
----                           ----------     ------------     ---------    ----------    ---------  ----------
 Robert E. Gill(3)...........          --               --            --            --           --          --

 Thomas W. Lovelock(4).......     100,000             13.0%           (5)     09/30/97            0           0
                                   12,500              1.6%       1.0625      04/06/07        8,353      21,167
                                   12,500              1.6%       1.0625      04/06/07        8,353      21,167
                                   12,500              1.6%       1.0625      04/06/07        8,353      21,167
                                   12,500              1.6%       1.0625      04/06/07        8,353      21,167
                                   12,500              1.6%       1.0625      04/06/07        8,353      21,167
                                   12,500              1.6%       1.0625      04/06/07        8,353      21,167
                                   12,500              1.6%       1.0625      04/06/07        8,353      21,167
                                   12,500              1.6%       1.0625      04/06/07        8,353      21,167
                                   25,000              3.2%         1.25      06/30/07       19,653      49,804
                                   25,000              3.2%         1.25      06/30/07       19,653      49,804
                                   25,000              3.2%         1.25      06/30/07       19,653      49,804
                                   25,000              3.2%         1.25      06/30/07       19,653      49,804
                                   25,000              3.2%         1.25      06/30/07       19,653      49,804
                                   25,000              3.2%         1.25      06/30/07       19,653      49,804
                                   25,000              3.2%         1.25      06/30/07       19,653      49,804
                                   25,000              3.2%         1.25      06/30/07       19,653      49,804

 David D. Johnson(6).........      20,000              2.6%       1.0625      04/06/07       13,364      33,867
                                   20,000              2.6%       1.0625      04/06/07       13,364      33,867
                                   20,000              2.6%       1.0625      04/06/07       13,364      33,867


 James G. Cocke(7)...........      12,500              1.6%         1.25      03/16/07        9,826      24,902
                                   12,500              1.6%         1.25      03/16/07        9,826      24,902
                                   12,500              1.6%         1.25      03/16/07        9,826      24,902
                                   12,500              1.6%         1.25      03/16/07        9,826      24,902
                                   12,500              1.6%         1.25      03/16/07        9,826      24,902
                                   12,500              1.6%         1.25      03/16/07        9,826      24,902
                                   12,500              1.6%         1.25      03/16/07        9,826      24,902
                                   12,500              1.6%         1.25      03/16/07        9,826      24,902

__________
(1) Except as disclosed in footnote 5 below, each grant was made pursuant to the GTC 1994 Stock Option Plan for Key Employees.
(2) The 5% and 10% assumed rates of appreciation are required by rules of the Commission and do not represent GTC's estimate or projection of the future GTC Common Stock price.
(3) Robert E. Gill served as President and Chief Executive Officer from October 31, 1996 until February 28, 1997 and did not receive any options or other compensation for his services.
(4) During 1997, GTC granted Mr. Lovelock three separate stock options for the purchase of shares of GTC's Common Stock. On April 7, 1997, GTC granted Mr. Lovelock a one-time right and option to, at any time between the dates of July 1, 1997 and September 30, 1997, purchase up to 100,000 shares of GTC Common Stock pursuant to the terms and conditions of that Stock Purchase Right Agreement dated April 7, 1997. GTC granted Mr. Lovelock two additional stock options pursuant to the GTC 1994 Stock Option Plan for Key Employees. On April 7, 1997, the Company granted Mr. Lovelock a second stock option for the purchase of 100,000 shares of GTC's Common Stock. This option becomes exercisable in annual increments of 12,500 shares each, beginning one year from the date of grant. On July 1, 1997, the Company granted Mr. Lovelock a stock option for the purchase of 200,000 shares of GTC's Common Stock. This option becomes exercisable in annual increments of 25,000 shares each, beginning one year from the date of grant.

(5) Pursuant to the Stock Purchase Right Agreement dated April 7, 1997, the exercise price of the one-time right and option to purchase up to 100,000 shares of GTC Common Stock was to be equal to the fair market value of the Common Stock on the date of exercise, as defined in the agreement. Upon exercise, however, the Company was to, subject to a three-year vesting requirement, award Mr. Lovelock with a certain number of shares of restricted stock at no cost, which number of shares was to be determined according to a formula specified in the agreement. Mr. Lovelock exercised his right to purchase 12,632 shares of GTC Common Stock on September 30, 1997 at a per share price of $3.958. Concurrent with this exercise, he was awarded the right to receive 3,789 shares of restricted stock at no cost, subject to a three-year vesting requirement.

(6) On April 7, 1997, the Company granted Mr. Johnson an option to purchase 60,000 shares of GTC's Common Stock. The option becomes exercisable in annual increments of 20,000 shares each, beginning one year from the date of grant.

(7) On March 17, 1997, the Company granted Mr. Cocke an option to purchase 100,000 shares of GTC's Common Stock. The option becomes exercisable in annual increments of 12,500 shares each, beginning one year from the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

     Set forth below is information on each exercise of stock options during the fiscal year ended December 31, 1997, and the value as of December 31, 1997, of unexercised stock options held by the Named Officers.

                                                     Number of Securities             Value of Unexercised
                       Number of                    Underlying Unexercised          In-the-Money Options at
                        Shares                    Options at Fiscal Year-End           Fiscal Year-End(1)
                      Acquired on     Value       --------------------------       --------------------------
Name                   Exercise      Realized     Exercisable    Unexercisable     Exercisable    Unexercisable
----                  -----------    --------     -----------    -------------     -----------    -------------
Robert E. Gill(2)...       --         $ --             --               --           $   --         $     --
Thomas W. Lovelock..    12,632            0(3)         --           300,000              --           487,500
David D. Johnson....       --           --          15,000          165,000            8,438          164,063
James G. Cocke......       --           --             --           100,000              --           156,250
----------------

(1) Based on a market value of the underlying securities of $2.8125 at December 31, 1997 minus the exercise price of the options.

(2) Robert E. Gill served as President and Chief Executive Officer of GTC, without compensation of any kind from GTC or any third party, from October 31, 1996 until he resigned and was replaced by Thomas W. Lovelock on February 28, 1997.

(3) Mr. Lovelock exercised a one-time right and option to purchase 12,632 shares of GTC's Common Stock on September 30, 1997. Pursuant to the terms of the Stock Purchase Right Agreement dated April 7, 1997, Mr. Lovelock paid GTC an exercise price for these shares equal to the fair market value of the Common Stock on September 30, 1997. However, concurrent with the exercise of this option, GTC awarded Mr. Lovelock the right to receive 3,789 shares of restricted stock at no cost, subject to three-year vesting requirement.

Compensation of Directors

     Directors who are employees of GTC or any affiliate of GTC are not eligible to receive any compensation for services rendered as a director, but they are reimbursed for travel and related expenses they incur in order to attend Board meetings. Directors of GTC who are not employees of GTC or any affiliate of GTC ("Independent Directors") are compensated pursuant to the terms and conditions of GTC's Independent Directors' Compensation Program (the "Program") which was adopted by the Board on September 1, 1995. As amended by the Board on June 25, 1997 the Program provides that each Independent Director shall be granted a stock option for the purchase of 10,000 shares of GTC's Common Stock each time he or she is elected and reelected to serve for a full term on the Board. If an Independent Director is elected to the Board after the beginning of a term, the Program states that the number of underlying shares for the option shall be prorated accordingly.

     In addition to the aforementioned stock options, the Program, as amended on June 25, 1997, provides that each of the Independent Directors is paid an annual retainer of $15,000 and an attendance fee of $1,000 for each Board meeting the director attends in person, or alternatively, a fee of $300 for each meeting the director participates in by telephone. Independent Directors are entitled to compensation for attending or participating in meetings of committees of the Board only if such meetings are held on dates other than the dates of meetings of the full Board. In the event that committee meetings are held on dates other than the dates of meetings of the full Board, each Independent Director who attends a committee meeting in person and serves as the chairperson of the meeting shall receive the sum of $1,250 per meeting, and each of the other Independent Directors who attend such a committee meeting in person shall receive the sum of $1,000 per meeting. Alternatively, each Independent Director who, as the chairperson or as a committee member, participates by telephone in committee meetings of the Board which are held on dates other than the dates of meetings of the full Board, shall receive the sum of $300 per meeting. Each of the Independent Directors is also reimbursed for travel and related expenses he or she incurs in order to attend Board and/or committee meetings.

     An Independent Director may elect to receive his or her annual retainer and attendance fees either in cash or in the form of stock options granted to him or her by GTC pursuant to the GTC Independent Directors' Stock Option Plan. Those Independent Directors who elect to receive cash compensation may elect to defer any of their compensation by participating in GTC's Management Deferred Compensation Plan. Upon their election to the Board in 1996, Henry F. Frigon and Sidney R. Petersen each elected to receive their annual retainer and attendance fees in the form of stock options to be granted on a quarterly basis throughout the term which ended on June 25, 1997. Roger W. Johnson, however, elected to receive his annual retainer and attendance fees, for the term which ended on June 25, 1997, in the form of cash, without any deferral. Upon their reelection to the Board on June 25, 1997, each of the Independent Directors received an option to purchase 10,000 shares of the Company's Common Stock at $1.03125 per share and each of them elected to receive his annual retainer and attendance fees, for the upcoming term, in the form of stock options to be granted on a quarterly basis. Accordingly, during 1997, Mr. Johnson received total cash payments of $10,500 and stock options to purchase 16,183 shares at a weighted average exercise price of $2.02, pursuant to the terms of the Program. During 1997, Messrs. Frigon and Petersen each received stock options to purchase 45,198 shares at a weighted average exercise price of $1.43, pursuant to the terms of the Program. Additionally, under a separate compensation arrangement for special committee activities in connection with evaluating a plan of reorganization for the Company, the Company made cash payments to Messrs. Johnson, Frigon and Petersen during 1997 in the amounts of $5,900, $4,500 and $4,200, respectively. None of the Independent Directors exercised stock options in 1996.

Employment Contracts

     GTC entered into an employment agreement in June, 1997, with Thomas W. Lovelock, GTC's President and Chief Executive Officer. Subject to certain conditions, the term of the employment agreement extends from July 1, 1997 through June 30, 1999. During the term of the agreement, Mr.

Lovelock is to receive a base salary of $200,000, which amount may be adjusted by GTC at its sole discretion. Additionally, upon meeting certain conditions, Mr. Lovelock is also eligible to receive a one-time, lump sum cash bonus in the amount of $75,000. The agreement also provides that, if GTC terminates Mr. Lovelock without cause or for other than certain specified reasons, Mr. Lovelock shall receive pay continuance for a period of two years from the date of termination, along with customary medical and dental benefits and life insurance coverage for a period of one year from the date of termination, and GTC shall take the necessary actions to permit all stock options held by Mr. Lovelock to remain valid beyond the date of such termination. Mr. Lovelock agreed to certain nonsolicitation, noncompetition and confidentiality provisions which shall remain in force beyond the term of the agreement and shall, accordingly, survive any termination thereof.

     GTC also entered into an employment agreement in June, 1997, with James G. Cocke, GTC's Vice President and Manager of the Federal Systems Division. Subject to certain conditions, the term of the employment agreement extends from July 1, 1997 through June 30, 1998. During the term of the agreement, Mr. Cocke is to receive a base salary of $140,000, which amount may be adjusted by GTC at its sole discretion. Additionally, upon meeting certain conditions, Mr. Cocke is also eligible to receive a one-time, lump sum cash bonus in the amount of $50,000. The agreement also provides that, if GTC terminates Mr. Cocke without cause or for other than certain specified reasons, Mr. Cocke shall receive pay continuance, along with customary medical and dental benefits and life insurance coverage, for a period of one year from the date of termination. Mr. Cocke agreed to certain confidentiality provisions which shall remain in force beyond the term of the agreement and shall, accordingly, survive any termination thereof.

Compensation Committee Interlocks and Insider Participation

     The Committee was formed in August 1994 and is composed of Jeffrey T. Gill, Robert E. Gill, Henry F. Frigon and Sidney R. Petersen. Two members of the Compensation Committee were also executive officers of GTC during 1997: Jeffrey
T. Gill served as Chairman of the Board of GTC for the entire year and Robert E. Gill served as the President and Chief Executive Officer of GTC until February 28, 1997. Neither Jeffrey T. Gill nor Robert. E. Gill received any compensation from GTC for their services as executive officers of GTC.

     Jeffrey T. Gill and Robert E. Gill beneficially own 32.4% and 39.0%, respectively, of the GFP Common Stock and they each serve as a director, officer and member of the compensation committees of GFP and several other entities which are also subsidiaries of GFP, including Bell. Pursuant to an arrangement between GTC and Bell, Bell agreed to reimburse GTC for a portion of the salary paid through June 30, 1997 to Thomas W. Lovelock, GTC's President and Chief Executive Officer. Additionally, pursuant to an arrangement between GTC and GFP, GFP agreed to reimburse David D. Johnson, GTC's Vice President of Finance and Chief Financial Officer, for a portion of the relocation expenses Mr. Johnson incurred in connection with his move to Louisville, Kentucky in August 1997. As described more fully in Item 13 below, GTC has engaged or has proposed to engage in certain other transactions with GFP, Bell and other subsidiaries of GFP.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                         OWNERSHIP OF GTC COMMON STOCK

     The following table sets forth certain information with respect to beneficial ownership of GTC Common Stock, including beneficial ownership (i) of each person (or group of affiliated persons) who is known by GTC to own beneficially more than 5% of the shares of GTC Common Stock, (ii) by each of GTC's directors who owns shares, (iii) by each of the Named Officers reflected in the Summary Compensation Table, and (iv) by all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of GTC Common Stock shown as beneficially owned by them.

                                                                          Shares Beneficially Owned
                                                               -----------------------------------------------
                                                                                              After the
                                                                   March 13, 1998         Reorganization(2)
                                                                   --------------         -----------------
                     Name                                      Number      Percent(1)    Number(3)    Percent
                     ----                                      ------      ----------    ---------    --------
(a)  Certain Beneficial Owners
       Group Financial Partners, Inc. (4)...............    15,064,625       82.2%              --       --
       455 South Fourth Avenue
       Louisville, Kentucky 40202

(b)  Management
       Thomas W. Lovelock...............................        13,422         *            13,422         *
       David D. Johnson.................................        16,525(5)      *            16,525         *
       James G. Cocke...................................            --        --                --        --
       Henry F. Frigon..................................       118,809(6)      *           118,809         *
       Sidney R. Petersen...............................       117,129(7)      *           117,129         *
       Roger W. Johnson.................................        38,543(8)      *            38,543         *
       Robert E. Gill...................................    15,068,625(9)    82.3%      13,102,649        35.0%
       Jeffrey T. Gill..................................    15,065,300(10)   82.2%      10,864,318        29.0%
       All directors and executive officers as a group..    15,378,828       82.7%      24,271,395        64.3%

----------------
* less than 1%

(1) The percentages shown were calculated based upon 16,292,221 shares of GTC Common Stock which were outstanding as of March 13, 1998, plus the respective number of additional shares for each person which are deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(2) On March 16, 1998, the shareholders of GTC approved a proposal for GTC to enter into the Fourth Amended and Restated Agreement and Plan of Reorganization dated as of February 5, 1998 by and amoung GTC, GFP, Bell and Tube Turns Technologies, Inc. (the "Reorganization Agreement"), which document was disclosed as part of GTC's registration statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective on February 12, 1998. The effective date of the transactions contemplated in the Reorganization Agreement is expected to be on or about March 30, 1998.

(3) Based on the GTC Share Value of $3.04 per share pursuant to the terms of the Reorganization Agreement.

(4) Includes 250,000 shares of GTC Preferred Stock convertible into GTC Common Stock at a rate of 8.1 shares of GTC Common Stock for each share of GTC Preferred Stock. Robert E. Gill, Jeffrey T. Gill, R. Scott Gill, Virginia
     G. Gill and Patricia G. Gill own 19.3%, 32.3%, 28.0%, 19.7% and 0.1%,
     respectively (99.4% in the aggregate), of the outstanding stock of GFP and, therefore, may be deemed to have an indirect beneficial interest in all of the shares of GTC Common Stock and

     GTC Preferred Stock owned by GFP. Robert E. Gill is also a director of GTC and Jeffrey T. Gill is a director and an executive officer of GTC. The shares indicated as owned by GFP after the Reorganization will be owned directly by the former shareholders of GFP. All of the shares of GTC Common Stock and GTC Preferred Stock held by GFP have been pledged by GFP to secure the credit facility between GTC and Bank One, Kentucky, NA. Each of Robert E. Gill, Jeffrey T. Gill, R. Scott Gill, Virginia G. Gill and Patricia G. Gill disclaims beneficial ownership of any shares of GTC Common Stock and GTC Preferred Stock held by GFP, other than the pro rata portion of such shares allocable to any of them and their spouses.

(5)  Includes 15,000 shares issuable under currently exercisable options.

(6)  Includes 113,809 shares issuable under currently exercisable options.

(7)  Includes 114,629 shares issuable under currently exercisable options.

(8)  Includes 38,543 shares issuable under currently exercisable options.

(9) Includes (i) 2,000 shares directly owned by Robert E. Gill, (ii) 2,000 shares owned by his spouse, (iii) 13,039,625 shares of GTC Common Stock held by GFP which may be deemed beneficially owned by him, but a portion of which ownership is disclaimed as set forth in note (4) above, and (iv) 2,025,000 shares of GTC Common Stock into which the shares of GTC Preferred Stock held by GFP are convertible, but a portion of which ownership is disclaimed as set forth in note (4) above.

(10) Includes (i) 675 shares directly owned by Jeffrey T. Gill, (ii) 13,039,625 shares of GTC Common Stock held by GFP which may be deemed beneficially owned by him, but a portion of which ownership is disclaimed as set forth in note (4) above, and (iii) 2,025,000 shares of GTC Common Stock into which the shares of GTC Preferred Stock held by GFP are convertible, but a portion of which ownership is disclaimed as set forth in note (4) above.

                       OWNERSHIP OF GTC PREFERRED STOCK

     The following table sets forth certain information with respect to beneficial ownership of GTC Preferred Stock, including beneficial ownership (i) of each person (or group of affiliated persons) who is known by GTC to own beneficially more than 5% of the shares of GTC Preferred Stock, (ii) by each of GTC's directors who owns shares, (iii) by each of the Named Officers reflected in the Summary Compensation Table and (iv) by all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of GTC Preferred Stock shown as beneficially owned by them.

                                                       Shares Beneficially Owned
                                             ----------------------------------------------
                                                                             After the
                                                  March 13, 1998           Reorganization
                                             ----------------------       -----------------
                Name                         Number         Percent       Number    Percent
                ----                         -------        -------       ------    -------
(a)  Certain Beneficial Owners
       Group Financial Partners, Inc.......  250,000 (1)      100.0%          --         --
         455 South Fourth Avenue
         Louisville, Kentucky 40202

(b)  Management

     Thomas W. Lovelock....................       --             --           --         --
     David D. Johnson......................       --             --           --         --
     James G. Cocke........................       --             --           --         --
     Henry F. Frigon.......................       --             --           --         --
     Sidney R. Petersen....................       --             --           --         --
     Roger W. Johnson......................       --             --           --         --
     Robert E. Gill........................  250,000 (2)      100.0%          --         --
     Jeffrey T. Gill.......................  250,000 (3)      100.0%          --         --
     All directors and executive
      officers as a group..................  250,000          100.0%          --         --


(1) GFP will convert the shares of GTC Preferred Stock held by it into GTC Common Stock immediately prior to the Reorganization based upon the conversion rate of 8.1 shares of GTC Common Stock for each share of GTC Preferred Stock. Robert E. Gill, Jeffrey T. Gill, R. Scott Gill, Virginia
     G. Gill and Patricia G. Gill own 19.3%, 32.3%, 28.0%, 19.7% and 0.1%,
     respectively (99.4% in the aggregate), of the outstanding stock of GFP and, therefore, may be deemed to have an indirect beneficial interest in all of the shares of GTC Common Stock and GTC Preferred Stock owned by GFP. Robert
     E. Gill is also a director of GTC and Jeffrey T. Gill is a director and an executive officer of GTC. All of the shares of GTC Preferred Stock held by GFP have been pledged by GFP to secure the credit facility between GTC and Bank One, Kentucky, NA. Each of Robert E. Gill, Jeffrey T. Gill, R. Scott Gill, Virginia G. Gill and Patricia G. Gill disclaims beneficial ownership of any shares of GTC Common Stock and GTC Preferred Stock held by GFP, other than the pro rata portion of such shares allocable to any of them and their spouses.

(2) Consists of 250,000 shares of GTC Preferred Stock held by GFP which may be deemed beneficially owned by Robert E. Gill and his spouse, but a portion of which ownership is disclaimed as set forth in note (1) above.


(3) Consists of 250,000 shares of GTC Preferred Stock held by GFP which may be deemed beneficially owned by Jeffrey T. Gill and his spouse, but a portion of which ownership is disclaimed as set forth in note (1) above.

Item 13.  Certain Relationships and Related Transactions

     Robert E. Gill served as President and Chief Executive Officer of GTC until February 28, 1997. He currently is a director of GTC and he also serves as Chairman of the Board of GFP, a private holding company which holds controlling interests in GTC, Tube Turns Technologies, Inc. ("TTT") and Bell, and as a Director and executive officer of TTT and Bell. Robert E. Gill is the father of Jeffrey T. Gill and R. Scott Gill. Jeffrey T. Gill, a director and Chairman of the Board of GTC, also serves as a director and President and Chief Executive Officer of GFP, as Chairman of the Board of TTT and as Chairman of the Board of Bell. R. Scott Gill serves as Vice President and a director of GFP, and as a director of TTT and Bell. Robert E. Gill (including those shares owned by his wife Virginia G. Gill) and Jeffrey T. Gill (including those shares owned by his wife Patricia G. Gill) and R. Scott Gill own 39.0%, 32.4%, and 28.0% respectively, of the outstanding shares of GFP Common Stock.

     GTC and its subsidiaries are parties to a tax sharing agreement with GFP and were included in the consolidated federal income tax return of GFP from GTC's inception through March 22, 1995. Effective March 23, 1995, as a result of a decrease in GFP's ownership percentage of GTC, GTC did not meet the 80-percent-voting power and value requirements defined by the Internal Revenue Code for affiliated group membership and ceased to be an includable member of GFP's affiliated group. Effective March 29, 1996, as a result of an investment by GFP of $1,000,000 in GTC as described below, GFP's ownership percentage in GTC exceeded 80% and, therefore, GTC expects to be included as a member of GFP's affiliated group as of that date.

     On January 24, 1997, GTC filed a registration statement on Form S-4 with the Commission regarding its proposal to merge with GFP, Bell, and TTT. In connection with this proposed merger, the Board of GTC formed a special committee of Independent Directors to evaluate the fairness of the transaction to the unaffiliated shareholders of GTC and to make a recommendation to the Board regarding the transaction. GTC filed several amendments to the registration statement during 1997, and it was declared effective by the Securities and Exchange Commission on February 12, 1998. Shareholders voted in favor or the merger on March 16, 1998 and it is expected to be effective on or about March 30, 1998.

     In connection with an amendment to GTC's credit agreement executed on March 28, 1997, but effective on December 1, 1996, GFP, invested $2,500,000 in GTC in exchange for 250,000 shares of 8.5% cumulative convertible preferred stock of GTC (the "Preferred Shares"). GFP, or any subsequent holders of record of each of the Preferred Shares, is entitled to the rights and preferences stated in the Statement of Designation of Relative Rights and Preferences filed by GTC with the Florida Department of State on March 28, 1997 as part of the Third Amendment to GTC's Articles of Incorporation. Such rights and preferences include the right of the holder to, among other things: (i) exchange each of the Preferred Shares for 8.1 shares of GTC Common Stock, which number was determined on March 28, 1997 by dividing the fair market value of GTC Common Stock into the value of the Liquidation Preference of the Preferred Shares, and (ii) at any time after GTC repays the amount it owes its lender under the credit agreement, the right to put the Preferred Shares to GTC for repurchase at a price of $10.00 per share, plus any accrued dividends and any interest thereon. Additionally, in connection with the issuance of the Preferred Shares to GFP, GTC and GFP executed a Stock Purchase and Registration Rights Agreement dated March 28, 1997, wherein GTC, among other things, granted GFP demand and incidental registration rights for any shares of GTC Common Stock which are acquired by GFP upon the conversion of the Preferred Shares.

     On February 9, 1996, the assets of the instrumentation products business unit of Metrum were sold by GTC to Bell for $10,104,000 cash and an earn-out provision which provides for additional payments to GTC of up to $3,000,000 in the event annual earnings before interest and taxes exceeds defined amounts through December 31, 2000. During 1997, GTC earned $1,454,000 under the terms of the earn-out provision. GTC recorded such amount as a contribution to its capital in its 1997 financial statements.

     Effective November 14, 1997, the Company, GFP and certain other subsidiaries of GFP (collectively, the "Loan Parties") entered into a loan agreement with a bank (the "1997 Agreement"). The

1997 Agreement provides credit availability to the Loan Parties by means of a total revolving credit line of $30,000,000 and a term note of $15,000,000. As of December 31, 1997, $13,850,000 was available to the Loan Parties. The 1997 Agreement is secured by the assets of all of the Loan Parties. Under the terms of the 1997 Agreement, the Loan Parties pay interest monthly at the LIBOR rate plus a variable spread, or approximately 7.4% at December 31, 1997. The 1997 Agreement also requires compliance with a number of financial and non-financial covenants and prohibits the Company from paying dividends. Principal payments on the term note are due quarterly through September 30, 2002, which is also the maturity date for the revolving credit line. Since the inception of the 1997 Agreement, the Company has not drawn upon the credit facility.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this Report:

         1.  Financial Statements

         The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 18.

         2.  Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts is on page 51.

     All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                        GROUP TECHNOLOGIES CORPORATION

                                                             Balance at  Charged to                  Balance at
                                                             Beginning   Costs and                     End of
                                                             of Period    Expenses    Deductions       Period
                                                             ----------  ----------  -------------   ----------

Allowance for doubtful accounts:

Year ended December 31, 1997...............................  $1,246,000  $  303,000  $1,038,000 (1)  $  511,000
                                                             ==========  ==========  =============   ==========
Year ended December 31, 1996...............................  $  783,000  $  961,000  $  498,000 (1)  $1,246,000
                                                             ==========  ==========  =============   ==========
Year ended December 31, 1995...............................  $  538,000  $1,293,000  $1,048,000 (1)  $  783,000
                                                             ==========  ==========  =============   ==========

Reserve for inactive,
  obsolete and unsalable
  inventories:

Year ended December 31, 1997...............................  $4,888,000  $1,192,000  $2,407,000 (2)  $3,673,000
                                                             ==========  ==========  =============   ==========
Year ended December 31, 1996...............................  $8,606,000  $3,567,000  $7,285,000 (2)  $4,888,000
                                                             ==========  ==========  =============   ==========
Year ended December 31, 1995...............................  $2,230,000  $6,939,000  $  563,000 (2)  $8,606,000
                                                             ==========  ==========  =============   ==========

-----------------
(1)  Uncollectible accounts written off.
(2)  Inactive, obsolete and unsalable inventories written off.

3.   Exhibits



Exhibit
Number         Note     Description
-------        ----     -----------
   2           11       Fourth Amended and Restated Agreement and Plan of
                        Reorganization dated February 5, 1998.

 2.1           (1)      Purchase and Sale Agreement among Honeywell Inc.,
                        Defense Communications Products Corporation (prior name
                        of Registrant), and Group Financial Partners, Inc. dated
                        May 21, 1989.

 2.2           (1)      Purchase and Sale Agreement among Alliant Techsystems
                        Inc., MAC Acquisition I, Inc. and the Registrant dated
                        December 31, 1992.

 2.3           (1)      Purchase and Sale Agreement among Philips Electronic
                        North America Corporation and the Registrant dated June
                        25, 1993.

 2.4           (2)      Purchase Agreement among IBM-Brasil-Industria, Maquinas
                        e Servicos, Ltda. and Group Technologies Suporte de
                        Informatica Industria e Comercio Ltda. dated April 28,
                        1995.

2.4.1          (3)      Amendment dated July 18, 1995 to the Purchase Agreement
                        among IBM-Brasil-Industria, Maquinase Servicos, Ltda.
                        and Group Technologies Suporte de Informatica
                        Industriae Comercio Ltda. dated April 28, 1995.

 2.5           (2)      Purchase and Sale Agreement among Metrum, Inc. and
                        MountainGate Data Systems, Inc. dated May 3, 1995.

 2.6           (2)      Purchase and Sale Agreement among Metrum, Inc. and
                        Sienna Imaging, Inc. dated June 6, 1995.

 2.7           (4)      Asset Purchase Agreement among Metrum, Inc., Registrant
                        and F.W. Bell, Inc. dated February 9, 1996.

 2.8           (5)      Asset Purchase Agreement among Registrant, Teklogix
                        Enterprises, Inc. and Teklogix International, Inc. dated
                        March 22, 1996.

 2.10         (10)      Stock and Asset Purchase and Sale Agreement among
                        Registrant, Group Technologies Mexican Holding Company,
                        SCI Systems, Inc., SCI Systems de Mexico S.A. de C.V.
                        and SCI Holdings, Inc. dated June 30, 1997.

 3.1           (1)      Amended and Restated Articles of Incorporation of the
                        Registrant.

 3.2           (1)      Amended and Restated Bylaws of the Registrant.

 3.3           (1)      Articles of Amendment to the Amended and Restated
                        Articles of Incorporation of the Registrant.

 3.4           (1)      Second Amendment to the Amended and Restated Articles of
                        Incorporation of the Registrant.

 3.5           (7)      Third Amendment to the Amended and Restated Articles of
                        Incorporation of the Registrant.

 10.1          (5)      Amended and Restated Credit and Security Agreement
                        between the Registrant and First Union Commercial
                        Corporation dated March 29, 1996.

10.1.1         (6)      First Amendment to Amended and Restated Credit and
                        Security Agreement, dated May 13, 1996.

10.1.2         (6)      Second Amendment to Amended and Restated Credit and
                        Security Agreement, dated September 5, 1996.


10.1.3          (6)     Letter Agreement dated November 7, 1996 Pertaining to
                        Amended and Restated Credit and Security Agreement.

10.1.4          (7)     Third Amendment to Amended and Restated Credit and
                        Security Agreement, dated March 28, 1997.

 10.2          (12)     1997A Amended and Restated Loan Agreement between Bank
                        One, Kentucky, NA, BT Holdings, Inc., Bell Technologies,
                        Inc., Tube Turns Technologies, Inc., Group Technologies
                        Corporation, Metrum-D, Inc. and Group Financial
                        Partners, Inc. dated November 1, 1997 and effective
                        November 14, 1997.

10.2.1         (12)     1998A Amendment to Loan Documents, dated January 16,
                        1998.

 10.3           (1)     Form of U.S. Government Award/Contract.

 10.4           (1)     Preferred Supplier Purchase Agreement for Circuit Card
                        Assembly between the Registrant and Honeywell, Inc.
                        dated July 1, 1990.

 10.5           (1)     Standard OEM Purchase Agreement between Kulicke and
                        Soffa Industries, Inc. and Registrant dated March 16,
                        1993.

 10.6           (7)     OEM Purchase Agreement between Instruments SA, Inc. and
                        Registrant dated December 11, 1996.

 10.7           (1)     Master Lease Agreement between General Electric Capital
                        Corporation and the Registrant dated April 1, 1993.

 10.8           (1)     Lease between John Hancock Mutual Life Insurance Company
                        and Honeywell, Inc. dated April 27, 1979; related Notice
                        of Assignment from John Hancock Mutual Life Insurance
                        Company to Sweetwell Industrial Associates, L.P., dated
                        July 10, 1986; related Assignment and Assumption of
                        Lease between Honeywell, Inc. and Defense Communications
                        Products Corporation (prior name of Registrant) dated
                        May 21, 1989; and related Amendment I to Lease Agreement
                        between Sweetwell Industries Associates, L.P. and the
                        Registrant dated October 25, 1991, regarding Tampa
                        industrial park property.

 10.9           (1)     Lease between the Registrant and TMC Properties, Inc.
                        dated August 24, 1994, regarding North 46th Street
                        Property.

10.9.1          (2)     Amendment No.1 to Lease between Registrant and TMC
                        Properties, Inc. dated August 24, 1994 regarding North
                        46th Street Property.

10.10           (1)     Agreements between the Registrant and International
                        Brotherhood of Teamsters, Chauffeurs, Warehousemen, and
                        Helpers of America Local Union No. 930 dated September
                        25, 1993.

10.11           (1)     Agreements between the Registrant and International
                        Brotherhood of Teamsters, Chauffeurs, Warehousemen, and
                        Helpers of America Local Union No. 930 dated November
                        22, 1994.

10.12           (7)     Group Technologies Corporation Stock Option Plan,
                        Restated effective December 17, 1996, dated January 22,
                        1990.

10.13           (3)     Group Technologies Corporate Management Deferred
                        Compensation Plan Restated effective October 16, 1995,
                        dated August 29, 1995.

10.14           (9)     Group Technologies Corporation Independent Directors'
                        Stock Option Plan Restated effective June 25, 1997,
                        dated October 27, 1994.

10.15           (9)     Group Technologies Corporation 1994 Stock Option Plan
                        for Key Employees Restated effective June 25, 1997,
                        dated October 27, 1994.

10.16           (9)      Group Technologies Corporation Independent Directors
                         Compensation Program Restated effective June 25, 1997, dated September 1, 1995.

10.17          (11)      Separation letter agreement dated December 10, 1996
                         between the Registrant and Carl P. McCormick.

10.18           (7)      Stock Purchase Agreement and Registration Rights
                         Agreement between Registrant and Group Financial
                         Partners, Inc. dated March 28, 1997.

10.19           (8)      Stock Purchase Right Agreement dated April 7, 1997
                         between the Registrant and Thomas W. Lovelock.

10.20           (9)      Employment Agreement by and between the Registrant and
                         Thomas W. Lovelock dated June 23, 1997.

10.21           (9)      Employment Agreement by and between the Registrant and
                         James G. Cocke dated June 23, 1997.

10.22           (9)      Special Bonus Agreement by and between the Registrant
                         and David D. Johnson dated June 25, 1997.

 21            (11)      Subsidiaries of the Registrant.

 23 Consent of Ernst & Young LLP, independent auditors for the Registrant.

 27                      Financial Data Schedule (for SEC use only).


    (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326).

    (2) Incorporated by reference to the Registrant's Form 10-Q for the Quarterly Period ended July 2, 1995 filed on August 16, 1995.

    (3) Incorporated by reference to the Registrant's Form 10-Q for the Quarterly Period ended October 2, 1995 filed on November 15, 1995.

    (4) Incorporated by reference to the Registrant's Form 8-K filed on February 23, 1996.

    (5) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 filed on April 1, 1996.

    (6) Incorporated by reference to the Registrant's Form 10-Q for the Quarterly Period ended September 29, 1996 filed on November 13, 1996.

    (7) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997.

    (8) Incorporated by referenced to the Registrant's Form 10-Q for the Quarterly Period ended March 30, 1997 filed on May 14, 1997.

    (9) Incorporated by reference to the Registrant's Form 10-Q for the Quarterly Period ended June 29, 1997 filed on August 13, 1997.

   (10) Incorporated by reference to the Registrant's Form 8-K filed on July 15, 1997.

   (11) Incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus forming a part of the Registrant's Form S-4 (No. 333-20299) filed on January 24, 1997, as amended September 24, 1997, as amended December 5, 1997, as amended January 12, 1998, as amended February 9, 1998, as amended February 12, 1998.

(12) Incorporated by reference to the Registrant's Form S-4 (No. 333-20299) filed on January 24, 1997, as amended September 24, 1997, as amended December 5, 1997, as amended January 12, 1998, as amended February 9, 1998, as amended February 12, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1998.

                                        GROUP TECHNOLOGIES CORPORATION
                                                 (Registrant)


                                              /s/ Thomas W. Lovelock
                                        ----------------------------------------
                                                 (Thomas W. Lovelock)
                                         President and Chief  Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Principal Executive Officer:


         /s/ Thomas W. Lovelock                                 March 26, 1998
---------------------------------------
          (Thomas W. Lovelock)

Principal Financial and Accounting Officer:

         /s/ David D. Johnson                                   March 26, 1998
---------------------------------------
          (David D. Johnson)

Directors:

          /s/ Henry F. Frigon                                   March 26, 1998
---------------------------------------
           (Henry F. Frigon)

          /s/ Jeffrey T. Gill                                   March 26, 1998
---------------------------------------
           (Jeffrey T. Gill)

          /s/ Robert E. Gill                                    March 26, 1998
---------------------------------------
           (Robert E. Gill)

        /s/ Thomas W. Lovelock                                  March 26, 1998
---------------------------------------
         (Thomas W. Lovelock)

        /s/ Sidney R. Petersen                                  March 26, 1998
---------------------------------------
         (Sidney R. Petersen)

         /s/ Roger W. Johnson                                   March 26, 1998
---------------------------------------
          (Roger W. Johnson)