Form 10-Q
period 1998-03-29
SYPRIS SOLUTIONS INC
filed 1998-05-07
CIK 864240

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q

(Mark One)

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934. For the quarterly period ended March 29, 1998.

                                       or

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934. For the transition period from _________________
       to ________________.


                        Commission file number: 0-24020

                             SYPRIS SOLUTIONS, INC.

             (Exact name of registrant as specified in its charter)


           DELAWARE                                              61-1321992
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)



                            455 South Fourth Avenue
                           Louisville, Kentucky 40202
          (Address of principal executive offices, including zip code)

                                 (502) 585-5544
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X    No ______.
                                          -------


As of May 4, 1998 there were 9,428,990 shares of the Registrant's Common Stock outstanding.

                                     INDEX
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Operations for the Three
                    Months ended March 29, 1998 and March 30, 1997...........  3

                   Consolidated Balance Sheets at March 29, 1998 and
                    December 31, 1997........................................  4

                   Consolidated Statements of Cash Flows for the Three
                    Months ended March 29, 1998 and March 30, 1997...........  5

                   Notes to Interim Consolidated Financial Statements........  6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.............  8

Part II.  Other Information

          Item 2.  Changes in Securities..................................... 10

          Item 4.  Submission of Matters to a Vote of Security Holders....... 10

          Item 6.  Exhibits and Reports on Form 8-K.......................... 11

Signatures................................................................... 12

Exhibit Index................................................................ 13

Part I.  Financial Information

Item 1.  Financial Statements



                         GROUP TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except for per share data)


                                                Three Months Ended
                                               ---------------------
                                               March 29,   March 30,
                                                 1998        1997
                                               ---------   ---------
                                                    (Unaudited)
Revenue..........................................$25,901     $26,438
Cost of operations............................... 23,999      27,797
                                                 -------     -------

  Gross profit (loss)............................  1,902      (1,359)

Selling, general and administrative expense......  1,538       1,499
                                                 -------     -------

  Operating income (loss)........................    364      (2,858)

Interest expense.................................     17         513
Other income, net................................    (54)        (13)
                                                 -------     -------

Income (loss) before income taxes................    401      (3,358)

Income tax expense...............................     --          21
                                                 -------     -------

Net income (loss)................................$   401     $(3,379)
                                                 =======     =======

Net income (loss) per share:
  Basic..........................................  $0.10     $ (0.83)
  Diluted........................................  $0.09     $ (0.83)

Shares used in computing per share amounts:
  Basic..........................................  4,092       4,055
  Diluted........................................  4,334       4,055

   The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     (in thousands, except for share data)

                                                                           March 29,     December 31,
                                                                             1998            1997
                                                                          -----------    ------------
                                                                          (Unaudited)
                                     ASSETS

Current assets:
 Cash and cash equivalents................................................    $ 5,772         $ 3,090
 Accounts receivable, net.................................................     11,284          11,231
 Inventories, net.........................................................     17,178          21,895
 Other current assets.....................................................      2,631           2,861
                                                                              -------         -------

  Total current assets....................................................     36,865          39,077

Property and equipment, net...............................................      7,869           8,281

Other assets..............................................................          6               6
                                                                              -------         -------
                                                                              $44,740         $47,364
                                                                              =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable.........................................................    $ 6,652         $ 8,504
 Accrued liabilities......................................................     17,229          18,316
 Current portion of long-term debt........................................        193             198
                                                                              -------         -------
  Total current liabilities...............................................     24,074          27,018


Redeemable Preferred  Stock, $.01 par value; 1,000,000 shares authorized;
 250,000 shares issued and outstanding in 1997............................         --               3
Additional paid-in capital - Redeemable Preferred Stock...................         --           2,497

Shareholders' equity:
 Common Stock, $.01 par value, 10,000,000 shares authorized;
   4,660,246 and 4,058,466 shares issued and outstanding in
   1998 and 1997, respectively............................................         47              41
 Additional paid-in capital...............................................     28,934          26,435
 Accumulated deficit......................................................     (8,315)         (8,630)
                                                                              -------         -------
   Total shareholders' equity.............................................     20,666          17,846
                                                                              -------         -------
                                                                              $44,740         $47,364
                                                                              =======         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                         GROUP TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)



                                                                                              Three Months Ended
                                                                                            -----------------------
                                                                                             March 29,   March 30,
                                                                                               1998         1997
                                                                                            -----------  ----------
                                                                                                   (Unaudited)
Cash flows from operating activities:
 Net income (loss)..........................................................................   $   401     $(3,379)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization............................................................       591       1,305
   Other....................................................................................       (53)        120
   Changes in operating assets and liabilities, net of
    dispositions:
     Accounts receivable....................................................................        (46)      6,716
     Inventories............................................................................      4,717      (2,741)
     Other current and non-current assets...................................................        193         306
     Accounts payable.......................................................................     (1,852)     (1,001)
     Accrued and other liabilities..........................................................     (1,087)     (2,603)
                                                                                               --------     -------

      Net cash provided by (used in) operating
       activities...........................................................................      2,864      (1,277)

Cash flows from investing activities:
 Capital expenditures.......................................................................       (182)       (201)

Cash flows from financing activities:
 Net repayments under revolving credit agreement............................................         --        (453)
 Repayments of notes payable and long-term debt.............................................         (5)       (918)
 Proceeds from issuance of preferred stock..................................................         --       2,500
 Net proceeds of common stock...............................................................          5          --
                                                                                                -------     -------

     Net cash provided by financing activities..............................................         --       1,129
                                                                                                -------     -------

Net increase (decrease) in cash and cash equivalents........................................      2,682        (349)

Cash and cash equivalents at beginning of period............................................      3,090         661
                                                                                                -------     -------

Cash and cash equivalents at end of period..................................................    $ 5,772     $   312
                                                                                                =======     =======


   The accompanying notes are an integral part of the consolidated financial statements.

                        GROUP TECHNOLOGIES CORPORATION

              Notes to Interim Consolidated Financial Statements



(1)  Organizational Structure

     Group Technologies Corporation (the "Company") was incorporated on December 27, 1988 as a subsidiary of Group Financial Partners, Inc. (the "Parent"), a private holding company. As of March 29, 1998, the Parent owned approximately 80% of the outstanding Common Stock of the Company. As more fully discussed in
Note 6, the Company executed a plan of reorganization effective March 30, 1998 whereby the Company merged with and into Sypris Solutions, Inc. However, the financial statements for all periods presented in this report reflect the results of operations, financial position and cash flows of the Company.

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

     In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the three-month period ended March 29, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1997 as presented in the Company's annual report on Form 10-K.

(3)  Net Income (Loss) Per Share

The following sets forth the number of shares of Common Stock included in the computation of basic and diluted net income (loss) per share for the three months ended March 29, 1998 and March 30, 1997.

                                                            Three months ended
                                                            ------------------
                                                          March 29,    March 30,
                                                            1998         1997
                                                          ---------    ---------
  Denominator for basic net income (loss) per share:
     Weighted average shares outstanding..............    4,092,499    4,058,466


  Denominator for diluted net income (loss) per share:
     Weighted average shares outstanding..............    4,092,499    4,058,466

     Effect of dilutive options and warrants..........      241,122           --
                                                          ---------    ---------
                                                          4,333,621    4,058,466
                                                          =========    =========

(4)  Inventories

     Inventories consist of the following:

     (in thousands)

                                                                                                      March 29,       December 31,
                                                                                                         1998             1997
                                                                                                      -----------      ------------
                                                                                                      (Unaudited)
     Raw materials...............................................................................       $ 4,558         $ 8,514
     Work in process.............................................................................         3,756           4,514
     Costs relating to long-term contracts and programs, net of
      amounts attributed to revenue recognized to date..........................................             --          15,366
     Progress payments related to long-term contracts and programs...............................        (4,291)         (5,189)
     Reserve for inactive, obsolete and unsalable inventories....................................        (2,211)         (3,673)
                                                                                                        --------         -------
                                                                                                        $ 17,178         $21,895
                                                                                                        ========         =======


(5)  Shareholders' Equity

     During the three-month period ended March 29, 1998, the Company issued the following shares of its Common Stock:

                                                                                                       Shares of Common
                                                                                                         Stock Issued
                                                                                                       ----------------
     Exercise of 38,500 Common Stock options.....................................................            14,590
     Exercise of 81,250 Common Stock warrants....................................................            80,940
     Conversion of Preferred Stock...............................................................           506,250
                                                                                                            -------
                                                                                                            601,780
                                                                                                            =======

     During the three months ended March 29, 1998, the Company recognized an increase in its accumulated deficit of $86,000 resulting from a non-cash exercise of 37,500 Common Stock options.

(6)  Subsequent Events

     The Company consummated the transactions contemplated by the Fourth Amended and Restated Agreement and Plan of Reorganization by and among the Company, the Parent, Tube Turns Technologies, Inc. and Bell Technologies, Inc. effective March 30, 1998 (the "Reorganization") and related transactions. Accordingly, the Company has issued approximately 4,769,000 shares of its Common Stock subsequent to March 29, 1998 and has increased the authorized number of Common Shares to 20,000,000.

     Immediately after the Reorganization, the Company effected a 1-for-4 reverse stock split. Accordingly, all share, per share and option/warrant data included herein have been restated to reflect the 1-for-4 reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain data, expressed as a percentage of revenue, from the Company's Consolidated Statement of Operations for the three-month periods ended March 29, 1998 and March 30, 1997.


                                                 Three Months Ended
                                               ----------------------
                                                March 29,   March 30,
                                                  1998        1997
                                               ----------  ----------
Revenue......................................      100.0%      100.0%

Cost of operations...........................       92.7       105.1
                                                   -----      ------

Gross profit (loss)..........................        7.3        (5.1)

Selling, general and administrative expense..        5.9         5.7
                                                   -----      ------

Operating income (loss)......................        1.4       (10.8)

Interest expense.............................        0.1         1.9

Other income, net............................       (0.2)       (0.0)
                                                   -----      ------

Income (loss) before income taxes............        1.5       (12.7)

Income tax expense...........................        0.0         0.1
                                                   -----      ------

Net income (loss)............................        1.5%     (12.8)%
                                                   =====      ======

     Revenue for the first quarter of 1998 was $25.9 million, a decrease of $0.5 million or 2.0% from $26.4 million for the first quarter of 1997. Revenue for the Company's domestic manufacturing and engineering services businesses increased by $5.8 million from the first three months of the prior year. The majority of the domestic manufacturing services revenue increase was related to the timing of revenue associated with delivery schedules on certain long-term contracts. The foregoing revenue increase was offset by a $6.3 million decrease in revenue for first quarter 1998 as compared to first quarter 1997 which resulted from the disposition of the Company's Latin American operations during the third quarter of 1997.

     The Company reported gross profit of $1.9 million in the first quarter of 1998 compared to a gross loss of $1.4 million in the first quarter of 1997. The $3.3 million increase in gross profit in the first quarter of 1998 is primarily attributable to a $2.6 million gross profit increase from the Company's domestic manufacturing and engineering services business resulting from the aforementioned higher level of revenue and from a realignment of Company resources and cost reductions, including workforce reductions. Additionally, $0.7 million of the gross profit increase is attributable to the absence of losses from the previously owned Latin American operations.

     Selling, general and administrative expense for the first quarter of 1998 of $1.5 million was consistent with the amount in the first quarter of 1997. While certain selling, general and administrative costs were reduced as a result of the Company selling its Latin American operations and as a result of other cost reduction efforts, the Company has expanded its marketing and sales staff since the first quarter of 1997.

     Interest expense for the first quarter of 1998 decreased $0.5 million from the comparable prior year period. This decrease is attributable to the Company's use of proceeds from the sale of its Latin American operations to repay all of its bank debt during the third quarter of 1997.

     Income tax expense for the first quarter of 1997 consisted primarily of income taxes on earnings in foreign countries. The Company has historically recorded a valuation allowance for its deferred tax assets and therefore has not recognized income tax expense during the first quarter of 1998.

Liquidity and Capital Resources

     Net cash provided by operating activities was $2.9 million for the first quarter of 1998. Inventories decreased by $4.7 million during this period primarily due to the utilization of inventory which was acquired during 1997 according to expected demand based on customer provided forecasts. This positive cash flow was partially offset by a reduction of accounts payable associated with lower inventory additions, plus a reduction in the balance of accrued liabilities attributable to the timing of scheduled payments.

     During the first quarter of 1997, the Parent invested $2.5 million in the Company in exchange for 250,000 shares of Redeemable Preferred Stock. During the first quarter of 1998 the Parent converted this Preferred Stock into 506,250 shares of the Company's Common Stock. Also during the first quarter of 1998, certain holders of options or warrants exercised their rights to purchase 95,530 shares of the Company's Common Stock.

PART II        OTHER INFORMATION

Item 2. Changes in Securities

During the quarter ended March 29, 1998, the Company issued the following securities which were not registered under the Securities Act of 1933 (the "1933 Act") as restated for the 1-for-4 reverse stock split:

(i) On March 25, 1998, First Union Commercial Corporation ("FUCC") exercised its right to purchase 72,647 shares of the Company's common stock, $0.01 par value (the "Common Stock"), pursuant to the terms of a Stock Purchase Warrant (the "Warrant") which was issued to FUCC by the Company on March 29, 1996 in connection with the execution of and Amended and Restated Credit and Security Agreement (the "Credit Agreement"). The aggregate purchase price of these shares was $2,905.88 (the "Purchase Price"). In accordance with the terms of the Warrant, as amended, FUCC paid the Company the Purchase Price by instructing the Company to withhold a sufficient number of the underlying shares of the Warrant, which shares had a fair market value on the date of exercise equal to the Purchase Price. The transaction did not involve any public offering of the Common Stock and, thus, the Company issued a net number of 72,370 shares to FUCC pursuant to the exemption stated in Section 4(2) of the 1933 Act.

(ii) On March 27, 1998, FUCC exercised its right to purchase an additional 8,603 shares of Common Stock pursuant to the terms of the Warrant. The aggregate purchase price of these shares was $344.12. In accordance with the terms of the Warrant, as amended, FUCC paid the Company the Purchase Price by instructing the Company to withhold a sufficient number of the underlying shares of the Warrant, which shares had a fair market value on the date of exercise equal to the Purchase Price. The transaction did not involve any public offering of the Common Stock and, thus, the Company issued a net number of 8,570 shares to FUCC pursuant to the exemption stated in Section 4(2) of the 1933 Act.

(iii) On March 28, 1998, Group Financial Partners, Inc. ("GFP") elected to convert 250,000 shares of the Company's 8.5% Cumulative Convertible Preferred Stock (the "Preferred Shares") into 506,250 shares of Common Stock. In connection with an amendment to the Credit Agreement on March 28, 1997, the Company issued the Preferred Shares to GFP in exchange for $2,500,000. As stated in the Statement of Designation of Relative Rights and Preferences and Other Terms of the Preferred Shares, the Preferred Shares were converted into as many shares of Common Stock as was equal to the number which is the result of dividing $10.00 by the Average Quoted Price of the Common Stock for the three trading days immediately preceding March 28, 1997. The transaction did not involve any public offering of Common Stock and, thus, the Company issued the 506,250 shares to GFP pursuant to the exemption stated in Section 4(2) of the 1933 Act.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held a Special Meeting of Shareholders on March 16, 1998. Proxies were solicited by the Company's board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. At the meeting, the following proposals received the respective number of votes shown below as restated for the 1-for-4 reverse stock split:

     Proposal 1. Approval of the Fourth Amended and Restated Agreement and Plan of Reorganization dated as of February 5, 1998 by and among the Company, Group Financial Partners, Inc., Tube Turns Technologies, Inc., and Bell Technologies, Inc., including the issuance of shares of the Company's voting common stock, par value $0.01 per share, contemplated thereby. 4,130,899 shares were voted in favor of the proposal; 7,373 shares were voted against the proposal; the holders of 11,078 shares abstained from voting on the proposal; and there were 8,858 broker non-votes.

     Proposal 2. Subject to the approval of Proposal 1 and further conditioned upon the failure to approve Proposal 4, to approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's voting common stock, $0.01 par value per share, from 10,000,000 to 15,000,000 shares. 4,133,870 shares were voted in favor of the proposal; 10,480 shares were voted against the proposal; and the holders of 13,858 shares abstained from voting on the proposal.

     Proposal 3. Subject to the approval of Proposal 1, to approve an amendment to the Company's Articles of Incorporation to effect a 1-for-4 reverse stock split. 4,124,819 shares were voted in favor of the proposal; 20,118 shares were voted against the proposal; and the holders of 13,271 shares abstained from voting on the proposal.

     Proposal 4. Subject to the approval of Proposal 1, to approve the reincorporation of the Company in Delaware through the merger of the Company with and into a newly formed Delaware corporation wholly-owned by the Company. 3,949,116 shares were voted in favor of the proposal; 187,352 shares were voted against the proposal; the holders of 12,882 shares abstained from voting on the proposal; and there were 8,858 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The exhibits listed on the Exhibit Index on page 12 of this Form 10-Q are filed as a part of this report.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 29, 1998. However, Sypris Solutions, Inc. filed one report on Form 8-K dated April 14, 1998 which reported the consummation of a Fourth Amended and Restated Agreement and Plan of Reorganization.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SYPRIS SOLUTIONS, INC.
                                                   (Registrant)


Date:  May 6, 1998                 By:            /s/ Jeffrey T. Gill
       -------------                    ----------------------------------------
                                                    (Jeffrey T. Gill)
                                           President & Chief Executive Officer



Date:  May 6, 1998                 By:            /s/ David D. Johnson
       -------------                    ----------------------------------------
                                                  (David D. Johnson)
                                        Vice President & Chief Financial Officer

Exhibit Index


Exhibit
Number    Note  Description
-------   ----  -----------
 2        (1)   Fourth Amended Agreement and Plan of Reorganization dated
                February 5, 1998

10.23 Group Technologies Corporation Profit Sharing Bonus Plan, effective as of January 2, 1998

10.24           Description of Special Bonus Arrangements for Certain Executive
                Officers

27              Financial Data Schedule (for SEC use only)

----------------

(1)  Incorporated by reference to Appendix A to the Joint Proxy
     Statement/Prospectus forming a part of the Registrant's Form S-4 (No. 333-20299) filed on January 24, 1997, as amended September 24, 1997, as amended December 5, 1997, as amended January 12, 1998, as amended February 9, 1998, as amended February 12, 1998.