Form 10-Q
period 1998-06-28
SYPRIS SOLUTIONS INC
filed 1998-08-04
CIK 864240

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

(Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of 1934. For the quarterly period ended June 28, 1998.

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


                            455 South Fourth Street
                           Louisville, Kentucky 40202
          (Address of principal executive offices, including zip code)

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
Yes   X    No
    -----     -----

As of July 21, 1998 there were 9,440,689 shares of the registrant's Common Stock outstanding.

                                     INDEX

Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Operations for the Three and
                    Six Months ended June 28, 1998 and June 29, 1997..........3

                   Consolidated Balance Sheets at June 28, 1998 and
                    December 31, 1997.........................................4

                   Consolidated Statements of Cash Flows for the Six
                    Months ended June 28, 1998 and June 29, 1997..............5

                   Notes to Condensed Consolidated Financial Statements.......6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................9

Part II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds.................13

          Item 4.  Submission of Matters to a Vote of Security Holders.......13

          Item 5.  Other Information.........................................13

          Item 6.  Exhibits and Reports on Form 8-K..........................14

Signatures...................................................................15

Part I.  Financial Information

Item 1.  Financial Statements

                             Sypris Solutions, Inc.

                     Consolidated Statements of Operations
                   (in thousands, except for per share data)

                                                                                       Three Months Ended       Six Months Ended
                                                                                      --------------------    --------------------
                                                                                      June 28,    June 29,    June 28,    June 29,
                                                                                        1998        1997        1998        1997
                                                                                      ---------   --------    ---------   --------
                                                                                            (Unaudited)            (Unaudited)
Net revenue........................................................................     $55,196    $62,134     $110,686   $111,484
Cost of sales......................................................................      42,044     52,809       86,622     96,271
                                                                                        -------    -------     --------   --------
  Gross profit.....................................................................      13,152      9,325       24,064     15,213
Selling, general and administrative expense........................................       7,695      6,917       14,855     12,735
Research & development.............................................................       1,354        972        2,860      1,796
Amortization of intangible assets..................................................         331         56          484        131
                                                                                        -------    -------     --------   --------
  Operating income.................................................................       3,772      1,380        5,865        551
Interest expense, net..............................................................         290        888          750      1,652
Other expense (income), net........................................................          34       (269)         (93)      (524)
                                                                                        -------    -------     --------   --------
Income (loss) before income taxes, minority interests and discontinued operations..       3,448        761        5,208       (577)
Income tax expense.................................................................       1,361        323        2,060        168
                                                                                        -------    -------     --------   --------
Income (loss) before minority interests and discontinued operations................       2,087        438        3,148       (745)
Minority interests in losses of consolidated subsidiaries..........................          --        247           --        923
                                                                                        -------    -------     --------   --------
Income from continuing operations..................................................       2,087        685        3,148        178
Loss from discontinued operations (net of applicable tax of $138)..................          --         --           --       (276)
Gain on disposal of discontinued operations (net of applicable tax of $2,160)......          --         --           --      4,192
                                                                                        -------    -------     --------   --------
Net income.........................................................................     $ 2,087    $   685     $  3,148   $  4,094
                                                                                        =======    =======     ========   ========
Pro forma net income per common share:
  Basic............................................................................       $0.22      $0.05        $0.33      $0.34
  Diluted..........................................................................       $0.21      $0.04        $0.32      $0.32
Pro forma shares used in computing per common share amounts:
  Basic............................................................................       9,424      9,424        9,424      9,424
  Diluted..........................................................................       9,836      9,826        9,831      9,826

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             Sypris Solutions, Inc.

                          Consolidated Balance Sheets

                     (in thousands, except for share data)

                                                      June 28,  December 31,
                                                        1998        1997
                                                      --------  ------------
                                                     (Unaudited)
                                 Assets

Current assets:
 Cash and cash equivalents..........................  $ 11,683    $  9,836
 Accounts receivable, net...........................    28,636      28,560
 Inventory, net.....................................    39,351      44,867
 Other current assets...............................     2,039       2,062
                                                      --------    --------

  Total current assets..............................    81,709      85,325

Property, plant and equipment, net..................    25,788      26,885

Other assets........................................    14,965       8,398
                                                      --------    --------
                                                      $122,462    $120,608
                                                      ========    ========

                  Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable...................................  $ 12,227    $ 14,858
 Accrued liabilities................................    30,305      31,867
 Current portion of long-term debt..................    12,439       3,477
                                                      --------    --------

  Total current liabilities.........................    54,971      50,202

Long-term debt......................................    15,858      27,863
Other noncurrent liabilities........................     5,379      10,325
                                                      --------    --------

  Total liabilities.................................    76,208      88,390

Minority interests in subsidiaries..................        --       3,569
Redeemable common stock.............................        --         921

Shareholders' equity:
 Common stock, $.01 par value, 20,000,000 shares
  authorized; 9,424,489 shares issued and
  outstanding in 1998...............................        94       7,892
 Additional paid-in capital.........................    23,253          --
 Retained earnings..................................    22,907      19,836
                                                      --------    --------

   Total shareholders' equity.......................    46,254      27,728
                                                      --------    --------

                                                      $122,462    $120,608
                                                      ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             Sypris Solutions, Inc.

                     Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                                                   Six Months Ended
                                                                                                  -------------------
                                                                                                  June 28,   June 29,
                                                                                                    1998       1997
                                                                                                  --------   --------
                                                                                                      (Unaudited)
Cash flows from operating activities:
 Net income...................................................................................     $ 3,148   $  4,094
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization..............................................................       3,678      4,757
   Minority interests in losses of consolidated subsidiaries..................................          --       (923)
   Gain on disposal of discontinued operations, net of tax....................................          --     (4,192)
   Other noncash charges......................................................................         156        563
   Changes in operating assets and liabilities, net of dispositions:
    Accounts receivable.......................................................................        (232)     3,346
    Inventory.................................................................................       5,274     (3,335)
    Other current and non-current assets......................................................          23       (192)
    Accounts payable..........................................................................      (2,632)    (2,725)
    Accrued and other liabilities.............................................................      (1,772)    (4,306)
                                                                                                   -------   --------

     Net cash provided by (used in) operating activities......................................       7,643     (2,913)

Cash flows from investing activities:
 Capital expenditures.........................................................................      (2,054)    (2,748)
 Proceeds from disposal of assets.............................................................          --     21,586
 Other........................................................................................        (643)      (272)
                                                                                                   -------   --------

     Net cash (used in) provided by investing activities......................................      (2,697)    18,566

Cash flows from financing activities:
 Net (repayments) proceeds under revolving credit agreements..................................      (2,157)       949
 Proceeds from long-term debt.................................................................          --     18,000
 Repayments of notes payable and long-term debt...............................................        (886)   (34,128)
 Payments for redemption of common stock in subsidiaries, net.................................         (56)    (1,313)
                                                                                                   -------   --------
     Net cash used in financing activities....................................................      (3,099)   (16,492)
                                                                                                   -------   --------
Net increase (decrease) in cash and cash equivalents..........................................       1,847       (839)
Cash and cash equivalents at beginning of period..............................................       9,836      6,012
                                                                                                   -------   --------
Cash and cash equivalents at end of period....................................................     $11,683   $  5,173
                                                                                                   =======   ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             Sypris Solutions, Inc.

              Notes to Condensed Consolidated Financial Statements


(1)  Organization

     Effective March 30, 1998, Group Financial Partners, Inc. ("GFP") and its majority-owned subsidiaries, Bell Technologies, Inc. ("Bell") and Tube Turns Technologies, Inc. ("Tube Turns"), were merged with and into GFP's majority-owned subsidiary, Group Technologies Corporation ("GTC"), or subsidiaries of GTC, in a series of transactions pursuant to the Fourth Amended and Restated Plan of Reorganization dated as of February 5, 1998 (the "Reorganization"). After completion of the Reorganization, GTC effected a 1-for-4 stock split (the "Reverse Stock Split") and merged with and into Sypris Solutions, Inc. (the "Company" or "Sypris"), a wholly-owned subsidiary incorporated in the state of Delaware, and Bell, Metrum-Datatape, Inc. ("Metrum-Datatape"), Tube Turns and GTC became wholly-owned subsidiaries of Sypris. Sypris thereafter assumed the listing of GTC on the Nasdaq Stock Market under the new symbol SYPR.

     Sypris is a diversified provider of specialized industrial products and technical services. The Company's products range from integrated data acquisition, storage and retrieval systems, magnetic instruments and current sensors to high pressure closures and other industrial products. The Company's technical services include a variety of specialized engineering, manufacturing, testing, calibration and encryption capabilities.

(2)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Sypris and its subsidiaries and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). All significant intercompany transactions and accounts have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended June 28, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1997 as presented in the Company's report on Form 8-K filed with the Commission on April 14, 1998, and as amended on Form 8-K/A filed with the Commission on May 13, 1998.

     The historical financial statements presented in this report as of and for the periods ended prior to the Reorganization are the consolidated financial statements of GFP, since GFP is deemed to be the acquirer from an accounting point of view. During the year ended December 31, 1997, the Company operated on a calendar monthly closing period except for GTC, which operated under a fiscal monthly closing period that resulted in the second quarter ending on June 29, 1997. For ease of presentation, the Company has used GTC's second quarter closing date of June 29, 1997 as the date for the accompanying financial statements and notes thereto. Certain amounts in the Company's 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

     Effective with the Reorganization, the purchase accounting adjustments necessary to reflect the purchase of the minority interests of GTC and the issuance of the common stock of GTC to the shareholders of Bell and Tube Turns were recorded in the Company's consolidated financial statements. The final purchase accounting allocation is dependent upon certain valuations that have not progressed sufficiently to enable the Company to make a final allocation and, accordingly, the entire amount is classified as other assets in the accompanying balance sheet.

(3)  Pro Forma Net Income per Common Share

     For the three and six months ended June 29, 1997, the consolidated statements of operations of GFP reflect minority interests in losses of consolidated subsidiaries. Effective with the Reorganization, all subsidiaries of GFP became wholly-owned subsidiaries of Sypris and, accordingly, minority interests were eliminated. Per share amounts for income from continuing operations and net income for periods ending prior to the Reorganization have been computed excluding the effect of minority interests.

     For periods ended prior to the Reorganization, shares used in computing pro forma basic and pro forma diluted net income per common share include the outstanding shares of Sypris common stock as of the date of the Reorganization and the dilution associated with common stock options issued prior to the Reorganization. For the three and six-month periods ended June 28, 1998, the computation also gives effect to the dilution associated with the issuance of common stock options subsequent to the Reorganization.

     The following table presents information necessary to calculate pro forma net income per common share for the three and six-month periods ended June 28, 1998 and June 29, 1997.

                                                                                    Three Months Ended       Six Months Ended
                                                                                   --------------------    ---------------------
                                                                                   June 28,    June 29,    June 28,     June 29,
                                                                                     1998        1997        1998         1997
                                                                                   --------    --------    --------     --------
                                                                                        (Unaudited)             (Unaudited)
Pro forma shares outstanding:
 Weighted average shares outstanding.......................................           9,424      9,424        9,424        9,424
 Effect of dilutive employee stock options.................................             412        402          407          402
                                                                                    -------     ------     --------     --------
 Adjusted weighted average shares outstanding and assumed conversions......           9,836      9,826        9,831        9,826
                                                                                    =======     ======     ========     ========
Income (loss):
 Income from continuing operations.........................................         $ 2,087     $  685     $  3,148     $    178
 Discontinued operations...................................................              --         --           --        3,916
                                                                                    -------     ------     --------     --------
 Net income................................................................           2,087        685        3,148        4,094
 Minority interests in losses of consolidated subsidiaries.................              --       (247)          --         (923)
                                                                                    -------     ------     --------     --------
 Net income applicable to pro forma common stock...........................         $ 2,087     $  438     $  3,148     $  3,171
                                                                                    =======     ======     ========     ========
Pro forma income (loss) per common share:
 Basic income (loss) per common share
  Income (loss) from continuing operations.................................         $  0.22     $ 0.05     $   0.33     $  (0.08)
  Discontinued operations..................................................              --         --           --         0.42
                                                                                    -------     ------     --------     --------
  Net income per common share..............................................         $  0.22     $ 0.05     $   0.33     $   0.34
                                                                                    =======     ======     ========     ========
 Diluted income (loss) per common share
  Income (loss) from continuing operations.................................         $  0.21     $ 0.04     $   0.32     $  (0.08)
  Discontinued operations..................................................              --         --           --         0.40
                                                                                    -------     ------     --------     --------
  Net income per common share..............................................         $  0.21     $ 0.04     $   0.32     $   0.32
                                                                                    =======     ======     ========     ========

(4)  Inventory

     Inventory consists of the following (in thousands):

                                                                                  June 28,    December 31,
                                                                                    1998           1997
                                                                                 ---------    ------------
                                                                                (Unaudited)
     Raw materials...........................................................    $ 29,614       $ 27,007
     Work in process.........................................................      16,066         14,954
     Finished goods..........................................................       1,504          6,725
     Costs relating to long-term contracts and programs, net of amounts
      attributed to revenue recognized to date...............................      13,817         17,729
     Progress payments related to long-term contracts and programs...........      (5,384)        (5,189)
     LIFO reserve............................................................        (720)          (720)
     Reserve for excess and obsolete inventory...............................     (15,546)       (15,639)
                                                                                 --------       --------
                                                                                 $ 39,351       $ 44,867
                                                                                 ========       ========

(5)  Long-term Debt

     The Company's borrowings under its revolving credit loan (the "BT Revolver") as of June 28, 1998 and December 31, 1997 were $14,000,000 and $16,150,000, respectively. Although there have been no modifications to the Company's credit agreement with its bank during the six months ended June 28, 1998 which affect the maturity date of the BT Revolver on September 30, 2002, outstanding borrowings of $9,000,000 under the BT Revolver were classified as current maturities of long-term debt at June 28, 1998 due to the periodic use of the Company's cash balances for repayments of borrowings under the BT Revolver. At December 31, 1997, all borrowings on the BT Revolver were classified as long-term debt.

(6)  Commitments and Contingencies

     Tube Turns is a co-defendant in two lawsuits in Louisiana arising out of an explosion in a coker plant owned by Exxon Corporation located in Baton Rouge, Louisiana. According to the complaints, Tube Turns is the alleged manufacturer of a carbon steel pipe elbow, which failed causing the explosion which destroyed the coker plant and caused unspecified damages to surrounding property owners. The suits are being defended for Tube Turns by its insurance carrier. One of the actions was brought by Exxon and claims damages for destruction of the plant which Exxon estimates exceed $100,000,000. In this action, Tube Turns is a co-defendant with the fabricator who built the pipe line in which the elbow was incorporated and with the general contractor for the plant. The second action is a class action suit filed on behalf of the residents living around the plant and claims damages in an amount as yet undetermined. Exxon is a co-defendant with Tube Turns, the contractor and the fabricator in this action. Tube Turns intends to vigorously defend its case and believes that a settlement or related judgement would not result in a material loss to Tube Turns or the Company. No amounts are recorded on the books of the Company in anticipation of a loss on this contingency.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain financial data, expressed as a percentage of net revenue, from the Company's Consolidated Statements of Operations for the three and six-month periods ended June 28, 1998 and June 29, 1997.

                                                                            Three Months Ended      Six Months Ended
                                                                           -------------------     -------------------
                                                                           June 28,   June 29,     June 28,   June 29,
                                                                             1998       1997         1998       1997
                                                                           --------   --------     --------   --------
Net revenue..............................................................    100.0%     100.0%      100.0%     100.0%
Cost of sales............................................................     76.2       85.0        78.3       86.4
                                                                             -----      -----       -----      -----

  Gross profit...........................................................     23.8       15.0        21.7       13.6

Selling, general and administrative expense..............................     13.9       11.1        13.4       11.4
Research & development...................................................      2.5        1.6         2.6        1.6
Amortization of intangible assets........................................      0.6        0.1         0.4        0.1
                                                                             -----      -----       -----      -----

  Operating income.......................................................      6.8        2.2         5.3        0.5

Interest expense, net....................................................      0.5        1.4         0.7        1.5
Other expense (income), net..............................................      0.1       (0.4)       (0.1)      (0.5)
                                                                             -----      -----       -----      -----
Income (loss) before income taxes, minority interests and discontinued
 operations..............................................................      6.2        1.2         4.7       (0.5)

Income tax expense.......................................................      2.5        0.5         1.9        0.2
                                                                             -----      -----       -----      -----
Income (loss) before minority interests and discontinued operations......      3.7        0.7         2.8       (0.7)

Minority interests in losses of consolidated subsidiaries................       --        0.4          --        0.8
                                                                             -----      -----       -----      -----
Income from continuing operations........................................      3.7        1.1         2.8        0.1

Loss from discontinued operations........................................       --         --          --       (0.2)

Gain on disposal of discontinued operations..............................       --         --          --        3.8
                                                                             -----      -----       -----      -----

Net income...............................................................      3.7%       1.1%        2.8%       3.7%
                                                                             =====      =====       =====      =====

     For segment reporting purposes, the operations of Bell, GTC and Metrum-Datatape are included in Electronics Services and Tube Turns' operations are included in Forging and Fabrication Services. Segment discussion is included in the following discussion and analysis of the Company's consolidated results of operations.

     Net revenue for the second quarter of 1998 was $55.2 million, a decrease of $6.9 million, or 11.2%, from $62.1 million for the second quarter of 1997. Net revenue for the first six months of 1998 was $110.7 million, a decrease of $0.8 million, or 0.7%, from $111.5 million for the first six months of 1997. The decline in net revenue was attributable to the Electronics Services segment and was due principally to the divestiture on June 30, 1997 of the Company's Latin American operations which contributed net revenue of $10.6 million and $16.9 million in the second quarter and six-month periods of 1997, respectively. The lower revenue also reflected the curtailment of certain contracts and decreased shipment volumes for certain products that reduced net revenue by $5.6 million and $0.2 million versus the year-earlier quarter and six-month periods, respectively. These declines were offset in part by the expansion of the Company's data acquisition, storage and retrieval product lines through the acquisition of certain of the assets of Datatape, Inc. on November 14, 1997 (the "Datatape Acquisition"). These assets contributed net revenue of $6.6 million and $12.0 million in the second quarter and six-month periods of 1998, respectively. A factor contributing to the decrease in net revenue in the Electronics Services segment to $91.5 million for the first six months of 1998 from $96.6 million in the year-earlier period was the decision to improve profitability by divesting high-volume, low-margin manufacturing operations and expanding profitable Electronics Services products and services. The Forging and Fabrication Services segment recorded an increase in net revenue of $2.7 million, or 33.7%, and $4.3 million, or 28.8%, for the comparable quarter and six-month periods, respectively. The net revenue increase was primarily due to an increase in shipments to a customer based upon its commitment to use the Company as its sole source for truck axles in its North American market.

     Gross profit for the second quarter of 1998 was $13.2 million, an increase of $3.9 million, or 41.0%, compared to $9.3 million for the second quarter of 1997. Gross profit for the first six months of 1998 was $24.1 million, an increase of $8.9 million, or 58.2%, compared to $15.2 million for the first six months of 1997. The Electronics Services segment accounted for $3.0 million and $7.8 million of the increase in gross profit for the comparable quarter and six-month periods, respectively. This improvement is attributable to a change in revenue mix which resulted from the divestiture of the Company's Latin American operations in June 1997, the expansion of data acquisition, storage and retrieval product lines generated by the Datatape Acquisition in November 1997, and an increase in manufacturing and encryption services provided to government agencies. While net revenue for Electronics Services decreased for the comparable six-month periods, the favorable revenue mix and improved cost management controls yielded an improvement in gross profit percentage to 22.4% in 1998, an increase of 69.7% compared to 13.2% in 1997. The Forging and Fabrication Services segment experienced an increase in gross profit of $0.9 million and $1.1 million for the comparable quarter and six-month periods, respectively. In addition to the increased gross profit associated with higher net revenue for this business segment, gross profit percentage improved by 1.9% for the comparable six-month periods due to increased capacity utilization, a favorable product mix and cost reductions on certain programs.

     Selling, general and administrative expense for the second quarter of 1998 was $7.7 million, an increase of $0.8 million, or 11.2%, compared to $6.9 million for the second quarter of 1997. Selling, general and administrative expense for the first six months of 1998 was $14.9 million, an increase of $2.2 million, or 16.6%, compared to $12.7 million for the first six months of 1997. The change in revenue mix occurring in the Electronics Services segment gave rise to an increase in selling, general and administrative expense, as the data acquisition, storage and retrieval product line's expenses as a percentage of net revenue exceed those of the Latin American operations.

     Research and development expense for the second quarter of 1998 was $1.4 million, an increase of $0.4 million, or 39.3%, compared to $1.0 million for the second quarter of 1997. Research and development expense for the first six months of 1998 was $2.9 million, an increase of $1.1 million, or 59.2%, compared to $1.8 million for the first six months of 1997. The increase in the comparable quarter and six-month periods is primarily attributable to the increase in the Company's data acquisition, storage and retrieval business.

     Amortization of intangible assets increased in the second quarter and first six months of 1998 due to goodwill recognized for the Datatape Acquisition and the preliminary purchase accounting allocation of step-up in basis recorded in connection with the Reorganization (see "Notes to Condensed Consolidated Financial Statements").

     Interest expense for the second quarter of 1998 was $0.3 million, a decrease of $0.6 million, or 67.3%, from $0.9 million for the second quarter of 1997. Interest expense for the first six months of 1998 was $0.8 million, a decrease of $0.9 million, or 54.6%, from $1.7 million for the comparable prior year period. The decrease in interest expense for the comparable quarter and six-month periods resulted from the combined impact of a reduction in weighted average debt outstanding, a reduction in the Company's cost of borrowing and a decrease in amortization expense for debt issuance costs and stock warrants issued to a previous lender. The reduction in debt outstanding is attributable to the repayment of debt with proceeds from the Latin American divestiture in June 1997 coupled with repayments generated by the Company's improved cash flow from operations in 1998 and partially offset by debt incurred to finance the Datatape Acquisition. The divestiture proceeds were used to repay in full a credit facility on which the effective interest rate was approximately 300 basis points over the Company's cost of borrowing under its consolidated credit facility during the second quarter of 1998.

     Income tax expense, on an interim basis, is provided for at the anticipated effective tax rate for the year.

     Minority interests in losses of consolidated subsidiaries reported for the second quarter and six-month periods ended June 29, 1997 represents the minority shareholders' proportionate share of the losses incurred by

GTC. As part of the Reorganization in 1998, GTC became a wholly-owned subsidiary of the Company (see "Notes to Condensed Consolidated Financial Statements").

     During the first quarter of 1997, the Company completed the sale of all of the assets of its real estate operations. The consolidated statement of operations for the six months ended June 29, 1997 includes the loss from discontinued operations incurred prior to the divestiture, and the gain from sale of the discontinued real estate operations.

Liquidity, Capital Resources and Financial Condition

     Net cash provided by operating activities totaled $7.6 million for the first six months of 1998 compared to net cash used in operating activities of $2.9 million for the comparable period of 1997. Contributing to the improvement in operating cash flow in the six-month periods was an increase in operating income of $5.3 million from $0.6 million in 1997 to $5.9 million in 1998. In addition, the Company experienced reductions in its inventory levels in the first six months of 1998 compared to an increase in inventory levels during the comparable period of 1997. The decrease in inventory during the first six months of 1998 is attributable to the Electronics Services segment and resulted from the utilization of inventory acquired for certain contracts prior to the beginning of the period and a reduction in the material requirements on contracts currently in progress.

     Net cash used in investing activities totaled $2.7 million for the first six months of 1998, compared to net cash provided by investing activities of $18.6 million for the comparable period in 1997. The Company's divestiture of its real estate operations generated $21.3 million of cash in 1997, while capital expenditures remained relatively consistent for the year-to-year comparable periods.

     Net cash used in financing activities totaled $3.1 million and $16.5 million during the first six months of 1998 and 1997, respectively. During February 1997, the Company repaid $18.7 million in debt in connection with the divestiture of its real estate operations, and during March 1997, the Company entered into a credit agreement under which proceeds from borrowings on consolidated debt facilities were utilized to repay $15.4 million of debt outstanding under credit agreements of certain subsidiaries.

     Under the terms of the credit agreement between the Company and its bank, the Company had total availability for borrowings and letters of credit under its revolving credit loan of $16.0 million at June 28, 1998. Maximum borrowings on the revolving credit loan are $30.0 million, subject to a $5.0 million limit for letters of credit.

     The Company's balance sheet at June 28, 1998 includes the effect of the Reorganization and, accordingly, the comparison to the balance sheet at December 31, 1997 for other assets, other noncurrent liabilities, minority interests in consolidated subsidiaries, redeemable common stock, common stock and additional paid-in capital reflects changes resulting from the purchase accounting adjustments recorded pursuant to the Reorganization (see "Notes to Condensed Consolidated Financial Statements").

Impact of Year 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software which recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Sypris has completed an assessment of the year 2000 issue and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost for the purchase of new software is not expected to be material. To date, Sypris has incurred minor expenses, primarily for assessment of the year 2000 issue, the development of a modification plan and purchase of new software.

     The project is estimated to be completed not later than December 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

     Sypris has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which its interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis and would not have an adverse effect on the Company's systems.

     The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

Forward-Looking Statements

     This report contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) based on current plans and expectations of Sypris, relating to, among other matters, analyses and estimates of amounts that are not yet determinable. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from those suggested in this report, including, among others: the Company's dependence on its current management; the risks and uncertainties present in the Company's business; business conditions and growth in the advanced manufacturing, engineering and testing services industry and the general economy; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with the Company's manufacturing facilities; as well as other factors described elsewhere in this report and in the Company's other filings with the Commission.

Part II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds

      Information required by this item was previously reported by the Company in its Form 8-K dated March 30, 1998, filed April 14, 1998, as amended by a Form 8-K/A filed May 13, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on June 24, 1998 in Louisville, Kentucky. At the meeting, stockholders elected a Board of eight directors pursuant to the following votes:

                                 Votes In          Votes
     Director                      Favor          Withheld
     --------                    ---------        --------
     Robert E. Gill              8,936,040         185,657
     Jeffrey T. Gill             8,936,450         185,247
     R. Scott Gill               8,937,535         184,162
     Henry F. Frigon             8,936,672         185,025
     William L. Healey           8,936,922         184,775
     Roger W. Johnson            8,936,922         184,775
     Sidney R. Petersen          8,936,497         185,200
     Robert Sroka                8,936,922         184,775

     In addition, the stockholders approved an amendment to the Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees to increase the number of authorized shares available for issuance thereunder by the vote of 8,632,493 in favor, 215,911 against, 2,106 abstentions and 271,187 broker non-votes.

Item 5.   Other Information

     Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 for presentation to the Company's 1999 Annual Meeting of Shareholders will be considered untimely for purposes of Rules 14a-4 and 14a-5 if notice thereof is received by Registrant after April 6, 1999.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit
Number     Note   Description
-------    ----   -----------
  2.11            Asset Purchase Agreement among Datatape Incorporated, Delta
                  Tango, Inc., Metrum-D, Inc., Impactdata, Inc. and M. Stuart
                  Millar dated November 12, 1997.

  3.1       (1)   Certificate of Incorporation of Sypris Solutions, Inc.

  3.2       (2)   Bylaws of Sypris Solutions, Inc.

 10.2.2           1998B Amendment to Loan Documents, dated February 18, 1998.

 10.14            Sypris Solutions, Inc. Independent Directors' Stock Option
                  Plan Restated effective March 30, 1998, dated October 27,
                  1994.

 10.15            Sypris Solutions, Inc. 1994 Stock Option Plan for Key
                  Employees Restated effective March 30, 1998, dated October 27,
                  1994.

 10.16            Sypris Solutions, Inc. Independent Directors' Compensation
                  Program Restated effective April 28, 1998, dated September 1,
                  1995.

 10.25            Lease between Metrum-Datatape, Inc. (assignee of Metrum, Inc.)
                  and Alliant Techsystems, Inc. dated March 29, 1993 and amended
                  July 29, 1993, May 2, 1994, November 14, 1995, December 4,
                  1996 and February 12, 1998 regarding 4800 East Dry Creek Road
                  Property.

 10.26            Sublease between Pharmacia & Upjohn Company and Metrum-D, Inc.
                  dated November 14, 1997.

 10.27 Group Financial Partners, Inc. Profit Sharing Bonus Plan, effective as of January 2, 1998.

 10.28            Sypris Solutions, Inc. Share Performance Program For Stock
                  Option Grants dated July 1, 1998.

   27             Financial Data Schedule

------------

   (1) Incorporated by reference to Appendix H of the Form S-4 Registration Statement of Group Technologies Corporation, Registration No. 333-20299.

   (2) Incorporated by reference to the Appendix I of the Form S-4 Registration Statement of Group Technologies Corporation, Registration No. 333-20299.

(b)  Reports on Form 8-K:

     Form 8-K dated March 30, 1998 which reported the consummation of a Fourth Amended and Restated Agreement and Plan of Reorganization was filed by the Registrant on April 14, 1998 and was amended by Form 8-K/A filed by the Registrant on May 13, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SYPRIS SOLUTIONS, INC.
                                                     (Registrant)

Date:   August 4, 1998               By:        /s/ David D. Johnson
     --------------------               ----------------------------------------
                                                  (David D. Johnson)
                                        Vice President & Chief Financial Officer


Date:   August 4, 1998               By:        /s/ Anthony C. Allen
     --------------------               ----------------------------------------
                                                  (Anthony C. Allen)
                                           Vice President, Controller & Chief
                                                  Accounting Officer