Form 10-Q
period 1998-09-27
SYPRIS SOLUTIONS INC
filed 1998-11-03
CIK 864240

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

(Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of 1934. For the quarterly period ended September 27,
         1998.

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

                                 (502) 585-5544
              (Registrant's telephone number, including area code)
                               ________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
    -------    -------

As of October 15, 1998 there were 9,448,122 shares of the registrant's Common Stock outstanding.

                                     INDEX


Part I.  Financial Information
         Item 1.  Financial Statements
                  Consolidated Statements of Operations for the Three and
                   Nine Months ended September 27, 1998 and September
                   28, 1997.........................................................................  2

                  Consolidated Balance Sheets at September 27, 1998 and
                   December 31, 1997................................................................  3

                  Consolidated Statements of Cash Flows for the Nine Months
                   ended September 27, 1998 and September 28, 1997..................................  4

                  Notes to Condensed Consolidated Financial Statements..............................  5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............................................  8

Part II. Other Information

         Item 2.  Changes in Securities and Use of Proceeds......................................... 13

         Item 6.  Exhibits and Reports on Form 8-K.................................................. 13

Signatures.......................................................................................... 14

Part I.  Financial Information

Item 1.  Financial Statements

                             Sypris Solutions, Inc.

                     Consolidated Statements of Operations
                   (in thousands, except for per share data)

                                                                           Three Months Ended              Nine Months Ended
                                                                     ------------------------------  ------------------------------
                                                                     September 27,   September 28,   September 27,   September 28,
                                                                         1998            1997            1998            1997
                                                                     --------------  --------------  --------------  --------------
                                                                              (Unaudited)                     (Unaudited)
Net revenue........................................................     $46,936         $47,752        $157,622        $159,236
Cost of sales......................................................      35,976          40,376         122,598         136,647
                                                                        -------         -------        --------        --------
  Gross profit.....................................................      10,960           7,376          35,024          22,589

Selling, general and administrative expense........................       5,930           7,015          20,785          19,750
Research and development...........................................       1,401             726           4,261           2,522
Amortization of intangible assets..................................         330              38             814             169
                                                                        -------         -------        --------        --------
  Operating income (loss)..........................................       3,299            (403)          9,164             148

Interest expense, net..............................................         243              72             993           1,724
Other income, net..................................................         (58)         (3,119)           (150)         (3,643)
                                                                        -------         -------        --------        --------
Income before income taxes, minority interests and discontinued
 operations........................................................       3,114           2,644           8,321           2,067

Income tax expense.................................................       1,194             582           3,254             750
                                                                        -------         -------        --------        --------
Income before minority interests and discontinued operations.......       1,920           2,062           5,067           1,317

Minority interests in (earnings) losses of consolidated
 subsidiaries......................................................          --            (206)             --             717
                                                                        -------         -------        --------        --------
Income from continuing operations..................................       1,920           1,856           5,067           2,034

Loss from discontinued operations (net of applicable tax of $26 and $164 for the three and nine months ended September 28, 1997,
 respectively).....................................................          --             (51)             --            (327)

Gain on disposal of discontinued operations (net of applicable tax
 of $2,160)........................................................          --              --              --           4,192
                                                                        -------         -------        --------        --------
Net income.........................................................     $ 1,920         $ 1,805        $  5,067        $  5,899
                                                                        =======         =======        ========        ========
Pro forma net income per common share:
  Basic............................................................       $0.20           $0.21           $0.54           $0.55
  Diluted..........................................................       $0.20           $0.20           $0.52           $0.53

Pro forma shares used in computing per common share amounts:
  Basic............................................................       9,438           9,424           9,432           9,424
  Diluted..........................................................       9,784           9,826           9,797           9,826

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             Sypris Solutions, Inc.

                          Consolidated Balance Sheets

                     (in thousands, except for share data)

                                                                            September 27,   December 31,
                                                                                1998            1997
                                                                            -------------   ------------
                                                                             (Unaudited)
                                     Assets

Current assets:
 Cash and cash equivalents.................................................   $ 11,674        $  9,836
 Accounts receivable, net..................................................     24,083          28,560
 Inventory, net............................................................     40,360          44,867
 Other current assets......................................................      1,195           2,062
                                                                              --------        --------
  Total current assets.....................................................     77,312          85,325
Property, plant and equipment, net.........................................     26,032          26,885
Other assets...............................................................     15,314           8,398
                                                                              --------        --------
                                                                              $118,658        $120,608
                                                                              ========        ========

                      Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable..........................................................   $ 11,311        $ 14,858
 Accrued liabilities.......................................................     28,821          31,867
 Current portion of long-term debt.........................................      9,731           3,477
                                                                              --------        --------
  Total current liabilities................................................     49,863          50,202
Long-term debt.............................................................     15,057          27,863
Other noncurrent liabilities...............................................      5,540          10,325
                                                                              --------        --------
  Total liabilities........................................................     70,460          88,390
Minority interests in subsidiaries.........................................         --           3,569
Redeemable common stock....................................................         --             921
Shareholders' equity:
 Common stock, $.01 par value, 20,000,000 shares authorized;
  9,448,122 shares issued and outstanding in 1998..........................         94           7,892
 Additional paid-in capital................................................     23,278              --
 Retained earnings.........................................................     24,826          19,836
                                                                              --------        --------
   Total shareholders' equity..............................................     48,198          27,728
                                                                              --------        --------
                                                                              $118,658        $120,608
                                                                              ========        ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             Sypris Solutions, Inc.

                     Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                                                      Nine Months Ended
                                                                                                ------------------------------
                                                                                                September 27,   September 28,
                                                                                                     1998            1997
                                                                                                --------------  --------------
                                                                                                         (Unaudited)
Cash flows from operating activities:
 Net income...................................................................................      $ 5,067        $  5,899
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization.............................................................        5,389           5,832
    Minority interests in losses of consolidated subsidiaries.................................           --            (717)
    Gain on disposal of discontinued operations, net of tax...................................           --          (4,192)
    Other noncash credits.....................................................................         (284)         (2,778)
    Changes in operating assets and liabilities, net of dispositions:
     Accounts receivable......................................................................        4,307           7,631
     Inventory................................................................................        4,342          (5,300)
     Other current and noncurrent assets......................................................          867          (1,339)
     Accounts payable.........................................................................       (3,547)         (5,940)
     Accrued and other liabilities............................................................       (3,046)            178
                                                                                                    -------        --------
      Net cash provided by (used in) operating activities.....................................       13,095            (726)
Cash flows from investing activities:
 Capital expenditures.........................................................................       (3,733)         (4,094)
 Proceeds from disposal of assets.............................................................           --          39,588
 Other........................................................................................       (1,138)           (323)
                                                                                                    -------        --------
      Net cash (used in) provided by investing activities.....................................       (4,871)         35,171
Cash flows from financing activities:
 Net repayments under revolving credit agreements.............................................       (4,719)        (15,331)
 Proceeds from long-term debt.................................................................           --          10,000
 Repayments of notes payable and long-term debt...............................................       (1,636)        (23,483)
 Proceeds from issuance of common stock.......................................................           32              --
 Payments for redemption of common stock in subsidiaries, net.................................          (63)         (1,446)
                                                                                                    -------        --------
      Net cash used in financing activities...................................................       (6,386)        (30,260)
                                                                                                    -------        --------
Net increase in cash and cash equivalents.....................................................        1,838           4,185
Cash and cash equivalents at beginning of period..............................................        9,836           6,012
                                                                                                    -------        --------
Cash and cash equivalents at end of period....................................................      $11,674        $ 10,197
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

(2)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Sypris and its subsidiaries and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). All significant intercompany transactions and accounts have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended September 27, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1997 as presented in the Company's report on Form 8-K filed with the Commission on April 14, 1998, and as amended on Form 8-K/A filed with the Commission on May 13, 1998.

     The historical financial statements presented in this report as of and for the periods ended prior to the Reorganization are the consolidated financial statements of GFP, since GFP is deemed to be the acquirer from an accounting point of view. During the year ended December 31, 1997, the Company operated on a calendar monthly closing period except for GTC, which operated under a fiscal monthly closing period that resulted in the third quarter ending on September 28, 1997. For ease of presentation, the Company has used GTC's third quarter closing date of September 28, 1997 as the date for the accompanying financial statements and notes thereto. Certain amounts in the Company's 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

     Effective with the Reorganization, the purchase accounting adjustments necessary to reflect the purchase of the minority interests of GTC and the issuance of the common stock of GTC to the shareholders of Bell and Tube Turns were recorded in the Company's consolidated financial statements. The final purchase accounting allocation is dependent upon certain valuations that have not progressed sufficiently to enable the Company to make a final allocation and, accordingly, the entire amount is classified as other assets in the accompanying balance sheet at September 27, 1998. The Company anticipates adjustments related to the final purchase accounting allocation will not materially change amounts presented in the accompanying consolidated financial statements.

(3)  Pro Forma Net Income per Common Share

     For the three and nine months ended September 28, 1997, the consolidated statements of operations of GFP reflect minority interests in earnings and losses of consolidated subsidiaries, respectively. Effective with the Reorganization, all subsidiaries of GFP became wholly-owned subsidiaries of Sypris and, accordingly, minority interests were eliminated. Per share amounts for income from continuing operations and net income for periods ending prior to the Reorganization have been computed excluding the effect of minority interests.

     For periods ended prior to the Reorganization, shares used in computing pro forma basic and pro forma diluted net income per common share include the outstanding shares of Sypris common stock as of the date of the Reorganization and the dilution associated with common stock options issued prior to the Reorganization. For the three and nine-month periods ended September 27, 1998, the computation also gives effect to the dilution associated with the issuance of common stock options subsequent to the Reorganization.

     The following table presents information necessary to calculate pro forma net income per common share for the three and nine-month periods ended September 27, 1998 and September 28, 1997.

                                                                           Three Months Ended                  Nine Months Ended
                                                                      ----------------------------     -----------------------------
                                                                      September 27,  September 28,     September 27,   September 28,
                                                                          1998           1997               1998            1997
                                                                      -------------  -------------     --------------  -------------
                                                                              (Unaudited)                       (Unaudited)
Pro forma shares outstanding (in thousands):
 Weighted average shares outstanding..............................        9,438          9,424             9,432           9,424
 Effect of dilutive employee stock options........................          346            402               365             402
                                                                         ------         ------            ------          ------
 Adjusted weighted average shares outstanding and assumed
  conversions.....................................................        9,784          9,826             9,797           9,826
                                                                         ======         ======            ======          ======
Income applicable to pro forma common stock (in thousands):
 Income from continuing operations................................       $1,920         $1,856            $5,067          $2,034
 Discontinued operations..........................................           --            (51)               --           3,865
                                                                         ------         ------             -----          ------
 Net income.......................................................        1,920          1,805             5,067           5,899
 Minority interests in earnings (losses) of consolidated
  subsidiaries....................................................           --            206               --            (717)
                                                                         ------         ------            ------          ------
 Net income applicable to pro forma common stock..................       $1,920         $2,011            $5,067          $5,182
                                                                         ======         ======            ======          ======
Pro forma income per common share:
 Basic income per common share
  Income from continuing operations...............................       $ 0.20         $ 0.22            $ 0.54          $ 0.14
  Discontinued operations.........................................           --          (0.01)               --            0.41
                                                                         ------         ------            ------          ------
  Net income per common share.....................................       $ 0.20         $ 0.21            $ 0.54          $ 0.55
                                                                         ======         ======            ======          ======
 Diluted income per common share
  Income from continuing operations...............................       $ 0.20         $ 0.21            $ 0.52          $ 0.14
  Discontinued operations.........................................           --          (0.01)               --            0.39
                                                                         ------         ------            ------          ------
  Net income per common share.....................................       $ 0.20         $ 0.20            $ 0.52          $ 0.53
                                                                         ======         ======            ======          ======

(4)  Inventory

     Inventory consists of the following (in thousands):

                                                                   September 27,    December 31,
                                                                       1998             1997
                                                                   -------------    -----------
                                                                    (Unaudited)
   Raw materials..................................................      $ 29,408     $ 27,007
   Work in process................................................        15,210       14,954
   Finished goods.................................................         2,373        6,725
   Costs relating to long-term contracts and programs, net of
    amounts attributed to revenue recognized to date..............        15,592       17,729
   Progress payments related to long-term contracts and programs..        (5,282)      (5,189)
   LIFO reserve...................................................          (720)        (720)
   Reserve for excess and obsolete inventory......................       (16,221)     (15,639)
                                                                        --------     --------
                                                                        $ 40,360     $ 44,867
                                                                        ========     ========

(5)  Long-term Debt

     The Company's borrowings under its revolving credit agreements (the "BT Revolver") as of September 27, 1998 and December 31, 1997 were $11,500,000 and $16,150,000, respectively. Although there have been no modifications to the Company's credit agreement with its bank during the nine months ended September 27, 1998 which affect the maturity date of the BT Revolver on September 30, 2002, outstanding borrowings of $6,500,000 under the BT Revolver were classified as current maturities of long-term debt at September 27, 1998 due to the periodic use of the Company's cash balances for repayments of borrowings under the BT Revolver. At December 31, 1997, all borrowings on the BT Revolver were classified as long-term debt.

(6)  Commitments and Contingencies

     Tube Turns is a co-defendant in two lawsuits in Louisiana arising out of an explosion in a coker plant owned by Exxon Corporation located in Baton Rouge, Louisiana. The suits are being defended for Tube Turns by its insurance carrier and the Company intends to vigorously defend its case. Tube Turns believes that a settlement or related judgement would not result in a material loss to Tube Turns or the Company.

     More specifically, according to the complaints, Tube Turns is the alleged manufacturer of a carbon steel pipe elbow, which failed causing the explosion which destroyed the coker plant and caused unspecified damages to surrounding property owners. One of the actions was brought by Exxon and claims damages for destruction of the plant which Exxon estimates exceed one hundred million dollars. In this action, Tube Turns is a co-defendant with the fabricator who built the pipe line in which the elbow was incorporated and with the general contractor for the plant. The second action is a class action suit filed on behalf of the residents living around the plant and claims damages in an amount as yet undetermined. Exxon is a co-defendant with Tube Turns, the contractor and the fabricator in this action. In both actions, Tube Turns maintains that the carbon steel pipe elbow at issue was appropriately marked as carbon steel and was improperly installed, without the knowledge of Tube Turns, by the fabricator and general contractor in a part of the plant requiring a chromium steel elbow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain financial data, expressed as a percentage of net revenue, from the Company's Consolidated Statements of Operations for the three and nine-month periods ended September 27, 1998 and September 28, 1997.

                                                                      Three Months Ended                Nine Months Ended
                                                                -------------------------------   -------------------------------
                                                                September 27,    September 28,    September 27,     September 28,
                                                                    1998             1997              1998             1997
                                                                -------------    -------------    -------------     -------------
Net revenue...................................................          100.0%           100.0%            100.0%            100.0%
Cost of sales.................................................           76.6             84.6              77.8              85.8
                                                                        -----            -----             -----             -----
  Gross profit................................................           23.4             15.4              22.2              14.2

Selling, general and administrative expense...................           12.7             14.7              13.2              12.4
Research and development......................................            3.0              1.5               2.7               1.6
Amortization of intangible assets.............................            0.7              0.1               0.5               0.1
                                                                        -----            -----             -----             -----
  Operating income (loss).....................................            7.0             (0.9)              5.8               0.1

Interest expense, net.........................................            0.5              0.2               0.6               1.1
Other income, net.............................................           (0.1)            (6.5)             (0.1)             (2.3)
                                                                        -----            -----             -----             -----
Income before income taxes, minority interests and
 discontinued operations......................................            6.7              5.4               5.3               1.3
Income tax expense............................................            2.5              1.2               2.1               0.5
                                                                        -----            -----             -----             -----

Income before minority interests and discontinued operations..            4.2              4.2               3.2               0.8
Minority interests in (earnings) losses of consolidated
 subsidiaries.................................................             --             (0.4)               --               0.5
                                                                        -----            -----             -----             -----
Income from continuing operations.............................            4.2              3.8               3.2               1.3
Loss from discontinued operations.............................             --             (0.1)               --              (0.2)
Gain on disposal of discontinued operations...................             --               --                --               2.6
                                                                        -----            -----             -----             -----
Net income....................................................            4.2%             3.7%              3.2%              3.7%
                                                                        =====            =====             =====             =====

     For reporting purposes, the operations of Bell, GTC and Metrum-Datatape are included in the Electronics Services segment, and Tube Turns' operations are included in the Industrial segment. Segment discussion is included in the following discussion and analysis of the Company's consolidated results of operations.

     Net revenue for the third quarter of 1998 was $46.9 million, a decrease of $0.9 million, or 1.7%, from $47.8 million for the third quarter of 1997. Net revenue for the first nine months of 1998 was $157.6 million, a decrease of $1.6 million, or 1.0%, from $159.2 million for the first nine months of 1997. For the quarter and nine months ended September 27, 1998, the Electronic Services segment experienced a decrease in net revenue of $1.9 million and $6.9 million, respectively, while the Industrial segment experienced an increase of $1.0 million and $5.3 million, respectively, compared to the year-earlier periods. The decrease in Electronic Services' net revenue for the third quarter of 1998 was primarily attributable to the curtailment of contracts and decreased shipment volumes for certain products, offset by the increase in the Company's revenue by the acquisition of certain assets of Datatape, Inc. on November 14, 1997 (the "Datatape Acquisition"). The decrease in the Electronic Services segment net revenue for the first nine months of 1998 was primarily attributable to the divestiture of the Company's Latin American operations on June 30, 1997 (the "Latin American Divestiture"), the curtailment of certain contracts and decreased shipment volumes for certain products, offset by the increase in revenue due to the Datatape Acquisition.

The expansion of the data acquisition, storage and retrieval product lines resulting from the Datatape Acquisition generated net revenue of $7.4 million and $19.5 million for the third quarter and first nine months of 1998, respectively. The Latin American Divestiture resulted in net revenue of $16.9 million in the first nine months of 1997. A factor contributing to the decrease in net revenue in the Electronic Services segment was the decision to improve profitability by divesting high-volume, low-margin manufacturing operations and expanding profitable Electronics Services products and services. The increase in net revenue recognized by the Industrial segment for the third quarter and nine months of 1998 compared to 1997 resulted primarily from an increase in shipments to a customer based upon its commitment to use the Company as its sole source for truck axles in its North American market.

     Gross profit for the third quarter of 1998 was $11.0 million, an increase of $3.6 million, or 48.6%, compared to $7.4 million for the third quarter of 1997. Gross profit for the first nine months of 1998 was $35.0 million, an increase of $12.4 million, or 55.0%, compared to $22.6 million for the first nine months of 1997. The Electronics Services segment accounted for $3.0 million and $10.8 million of the increase in gross profit for the comparable quarter and nine-month periods, respectively. This improvement is primarily attributable to a change in revenue mix to higher margin products and services, which resulted from a combination of the Latin American Divestiture, the Datatape Acquisition and an increase in manufacturing and encryption services provided to government agencies. While net revenue for the Electronics Services segment decreased for the comparable quarter and nine-month periods, the favorable revenue mix and improved cost management controls yielded an improvement in the gross profit percentage to 24.5% and 23.0% from 15.9% and 14.0% for the comparable quarter and nine-month periods in 1998 and 1997, respectively. The Industrial segment experienced an increase in gross profit of $0.6 million and $1.6 million for the comparable third quarter and nine-month periods, respectively. In addition to the increased gross profit associated with higher net revenue for this business segment, the gross profit percentage improved to 18.1% and 18.4% from 13.1% and 15.5% for the quarter and nine-month periods of 1998 and 1997, respectively, primarily due to increased capacity utilization, a favorable product mix and cost reductions on certain programs.

     Selling, general and administrative expense for the third quarter of 1998 was $5.9 million, a decrease of $1.1 million, or 15.5%, compared to $7.0 million for the third quarter of 1997. Selling, general and administrative expense for the first nine months of 1998 was $20.8 million, an increase of $1.0 million, or 5.2%, compared to $19.8 million for the first nine months of 1997. The decrease in third quarter selling, general and administrative expense is primarily attributable to certain administrative charges recognized in the third quarter of 1997 associated with the Reorganization. The change in revenue mix occurring in the Electronics Services segment gave rise to an increase in selling, general and administrative expense for the comparable nine-month periods, because the data acquisition, storage and retrieval product line's expenses resulting from the Datatape Acquisition exceed those of the disposed Latin American operations as a percentage of net revenue.

     Research and development expense for the third quarter of 1998 was $1.4 million, an increase of $0.7 million, or 93.0%, compared to $0.7 million for the third quarter of 1997. Research and development expense for the first nine months of 1998 was $4.3 million, an increase of $1.8 million, or 69.0%, compared to $2.5 million for the first nine months of 1997. The increases in the comparable third quarter and nine-month periods are primarily attributable to the increase in the Company's data acquisition, storage and retrieval business as a result of the Datatape Acquisition and new product development efforts associated with the expansion of this product line.

     Amortization of intangible assets increased in the third quarter and first nine months of 1998 due to goodwill recognized for the Datatape Acquisition and the preliminary purchase accounting allocation of step-up in basis recorded in connection with the Reorganization (see "Notes to Condensed Consolidated Financial Statements").

     Interest expense for the third quarter of 1998 was $243,000, an increase of $171,000, or 238%, from $72,000 for the third quarter of 1997. In the third quarter of 1998, compared to 1997, the Company's weighted average debt outstanding increased as a result of debt incurred to facilitate the Datatape Acquisition. Interest expense for the first nine months of 1998 was $1.0 million, a decrease of $0.7 million, or 42.4%, from $1.7 million for the comparable prior year period. This decrease is primarily due to a reduction in the weighted average debt outstanding, a reduction in the Company's overall costs of borrowing and a decrease in amortization expense for debt issuance costs and stock warrants issued to a previous lender. The reduction in debt outstanding during these periods is attributable to the repayment of debt from proceeds generated by the Latin American Divestiture coupled with repayments generated by the Company's improved cash flow from operations in 1998, partially offset by the debt incurred to finance the Datatape Acquisition. The divestiture proceeds were used to repay in full a credit facility on which the effective interest rate was approximately 300 basis points over the Company's cost of borrowing under its consolidated credit facility during 1998.

     Other income during the quarter and nine months ended September 28, 1997 includes a gain recognized on the Latin American Divestiture totaling $3.2 million, after giving consideration to an expected repayment to the buyer of $2.9 million, which is subject to final determination to be made in accordance with the purchase and sale agreement.

     Income tax expense, on an interim basis, is provided for at the anticipated effective tax rate for the year.

     Minority interests in earnings or losses of consolidated subsidiaries reported for the third quarter and nine-month periods ended September 28, 1997 represents the minority shareholders' proportionate share of the earnings or losses incurred by GTC. As part of the Reorganization in 1998, GTC became a wholly-owned subsidiary of the Company (see "Notes to Condensed Consolidated Financial Statements").

     During the first quarter of 1997, the Company completed the sale of all of the assets of its real estate operations. The consolidated statement of operations for the nine months ended September 28, 1997 includes the loss from discontinued operations incurred prior to the divestiture, and the gain from sale of the discontinued real estate operations.

Liquidity, Capital Resources and Financial Condition

     Net cash provided by operating activities totaled $13.1 million for the first nine months of 1998 compared to net cash used in operating activities of $0.7 million for the comparable period of 1997. Contributing to the improvement in operating cash flow in the nine-month periods was an increase in operating income in 1998 to $9.2 million, an increase of $9.1 million from $0.1 million in 1997. In addition, the Company experienced reductions in its inventory levels in the first nine months of 1998 compared to an increase in inventory levels during the comparable period of 1997. The decrease in inventory during the first nine months of 1998 is attributable to the Electronics Services segment and resulted from the utilization of inventory acquired for certain contracts prior to the beginning of the period and a reduction in the material requirements on contracts currently in progress.

     Net cash used in investing activities totaled $4.9 million for the first nine months of 1998, compared to net cash provided by investing activities of $35.2 million for the comparable period in 1997. The Company's divestiture of its real estate and Latin American operations generated $21.6 million and $18.0 million of cash in 1997, respectively, while capital expenditures remained relatively consistent for the year-to-year comparable periods.

     Net cash used in financing activities totaled $6.4 million and $30.3 million during the first nine months of 1998 and 1997, respectively. During 1997, in connection with the funds generated by the divestiture of its real estate and Latin American operations, the Company repaid debt amounting to $18.7 million and $11.2 million, respectively. During March 1997, the Company entered into a credit agreement under which proceeds from borrowings on consolidated debt facilities were utilized to repay $15.4 million of debt outstanding under credit agreements of certain subsidiaries.

     Under the terms of the credit agreement between the Company and its bank, the Company had total availability for borrowings and letters of credit under its revolving credit loan of $18.5 million at September 27, 1998. Maximum borrowings on the revolving credit loan are $30.0 million, subject to a $5.0 million limit for letters of credit.

     The Company's balance sheet at September 27, 1998 includes the effect of the Reorganization and, accordingly, the comparison to the balance sheet at December 31, 1997 for other assets, other noncurrent liabilities, minority interests in consolidated subsidiaries, redeemable common stock, common stock, and additional paid-in capital reflects changes resulting from the purchase accounting adjustments recorded pursuant to the Reorganization (see "Notes to Condensed Consolidated Financial Statements").

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

     Sypris has implemented a company-wide Year 2000 Project (the "Y2K Project") to address the Year 2000 issue. The Y2K Project encompasses both information technology ("IT") and non-IT systems. The Y2K Project is being addressed by project teams at each of the Company's subsidiaries and by the Company's IT Committee, which consists of senior members of the IT departments from each subsidiary.

     Beginning in 1997, the Company began a program of reviewing its enterprise resource planning ("ERP") systems to reduce the number of ERP systems utilized across its business units and improve overall access to information. During 1998, the Company selected three primary ERP systems and is in the process of implementing the upgrades or conversions for these new systems. All new ERP systems are Year 2000 compliant and the implementations are scheduled for completion at various dates ranging from the fourth quarter of 1998 through the second quarter of 1999. The Company has a contingency plan for the implementation of one ERP system, which provides for a Year 2000 compliance patch to its current system in the event an unforeseen problem is encountered during the total system conversion, and as a result, the conversion could not be completed in a timely manner. The implementation of the contingency plan would only become necessary in the event the ERP system conversion would not be complete by the second quarter of 1999.

     A detailed assessment of all IT systems is expected to be complete by the fourth quarter of 1998. The project teams are developing and implementing plans to correct problems identified during the assessment phase of the Y2K Project. The implementation of the new ERP systems and the related hardware modifications have addressed the majority of the Company's business systems. The Company has also upgraded or replaced the majority of its personal computers and standardized its desktop software applications over the past three years. The Company expects that the testing and remediation of all IT systems will be complete by the second quarter of 1999.

     A detailed assessment of all non-IT systems is expected to be complete by the first quarter of 1999. The Company has identified the critical non-IT systems, which includes microcontroller based systems and other devices with embedded chips used in the engineering, manufacturing and testing processes and expects to complete the assessment, testing and remediation on the critical systems by the first quarter of 1999. Completion of testing and remediation on certain of the lower priority non-IT systems will continue during the second and third quarters of 1999. The Company is also reviewing phone, security, HVAC and other facility related systems and will complete the testing and remediation of these systems by the second quarter of 1999.

     Except as noted above in reference to the ERP system implementation, the Company has not developed detailed contingency plans for the IT and non-IT systems of the Y2K Project based on the portion of the assessment phase completed through September 30, 1998. The Company will continue to monitor the status of the Y2K Project through the second quarter of 1999 and will develop contingency plans as necessary during this timeframe.

     The Company has identified and is communicating with customers, suppliers and other critical service providers to determine if entities with which the Company transacts business have an effective plan in place to address the Year 2000 issue, and to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own Year 2000 issue. The Company is relying on statements from our service and goods suppliers and is not auditing suppliers' preparation plans. Risks associated with this approach are being identified and contingency plans will be developed as needed.

     As of September 27, 1998, Sypris has spent less than $50,000 on the Y2K Project on both internal and external resources, primarily on the assessment phase of the Y2K Project. Total costs to be incurred in the remainder of 1998 and 1999 to fix Year 2000 problems are estimated at approximately $700,000 and are being funded through operating cash flows. Such costs do not include normal system upgrades and replacements. The costs incurred by the Company for the new ERP systems are considered to be normal system upgrades and replacements and, therefore, are not included in costs for the Y2K Project. Sypris does not expect the costs relating to Year 2000 remediation to have a material effect on our results of operations or financial condition.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the

Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third-party suppliers and customers. The Company believes that, with the implementation of new ERP systems and completion of the Y2K Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

     On July 13, 1998, the Company issued 16,200 restricted shares of its common stock (the "Restricted Shares"), which were not registered under the Securities Act of 1933 (the "1933 Act"). The Restricted Shares were issued to persons who are executive officers of the Company's subsidiary, Tube Turns Technologies, Inc., a Kentucky corporation. No cash consideration was paid for the Restricted Shares but the shares were issued as compensation to the recipients of the shares. The Restricted Shares are subject to certain restrictions on transfer. The fair market value of the Restricted Shares on the date of issuance was $137,700. No underwriter was used in connection with the issuance of the Restricted Shares. The issuance of the Restricted Shares was made pursuant to the exemption from registration provided by Section 4(2) of the 1933 Act based on the limited number of recipients of the shares and their relationship with the Company.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

   Exhibit
   Number  Note  Description
   ------  ----  -----------

   10.15 Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees Restated, amended effective July 1, 1998, dated October 27, 1994.

   11       (1)  Computation of Pro Forma Net Income per Common Share.

   27            Financial Data Schedule

----------

   (1) Data required by Statement of Financial Accounting Standards No. 128, Earnings Per Share, is provided in Note 3 to the condensed consolidated financial statements in this report.

(b)  Reports on Form 8-K:
     The Company filed no reports on Form 8-K during the quarter ended September 27, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SYPRIS SOLUTIONS, INC.
                                           (Registrant)

Date: November 3, 1998             By: /s/ David D. Johnson
      ----------------                 ------------------------------------
                                         (David D. Johnson)
                                   Vice President & Chief Financial Officer


Date: November 3, 1998             By: /s/ Anthony C. Allen
      ----------------                 ------------------------------------
                                         (Anthony C. Allen)
                                   Vice President, Controller & Chief
                                   Accounting Officer