Form 10-K
period 1998-12-31
SYPRIS SOLUTIONS INC
filed 1999-03-05
CIK 864240

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
   X   Annual report pursuant to Section 13 or 15(d) of the Securities
 ----- Exchange Act of 1934. For the fiscal year ended December 31, 1998.

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934. For the transition period from ________ to
       ________.

                         Commission file number 0-24020

                             SYPRIS SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                                 61-1321992
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

Yes   X         No
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on February 26, 1999 (based upon the average of the high and low prices of the registrant's Common Stock reported for such date on The Nasdaq Stock Market), was $8,646,406. As of February 26, 1999, the Registrant had 9,451,193 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 29, 1999 are incorporated by reference into Part III to the extent described therein.

                               Table of Contents

                                                                        Page No.
                                                                        --------

Part I

Item 1.   Business.................................................            1
Item 2.   Properties...............................................            5
Item 3.   Legal Proceedings........................................            5
Item 4.   Submission of Matters to a Vote of Security Holders......            5

Part II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters..............................            6
Item 6.   Selected Financial Data..................................            7
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................            8
Item 7A.  Quantitative and Qualitative Disclosures about
          Market Risk..............................................           12
Item 8.   Financial Statements and Supplementary Data..............           13
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...................           37

Part III

Item 10.  Directors and Executive Officers of the Registrant.......           37
Item 11.  Executive Compensation...................................           37
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management....................................           37
Item 13.  Certain Relationships and Related Transactions...........           37

Part IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K..................................           38

          Signatures...............................................           41

                                     PART I

Item 1.    Business

Introduction

     Sypris Solutions, Inc. is a diversified provider of specialized industrial products and technical services. The Company manufactures and sells integrated data acquisition, storage and analysis systems, magnetic instruments, current sensors, high-pressure closures, and a variety of other industrial products. The Company also performs a wide range of specialized electronic design, assembly, test, evaluation, calibration, and software-based encryption services on a contract basis. The terms "Sypris" and the "Company" as used herein include Sypris Solutions, Inc. and its consolidated subsidiaries, except where the context indicates otherwise.

     Sypris is a Delaware corporation which was organized in 1997 and began business on March 30, 1998 with the completion of the merger of Group Financial Partners, Inc. ("GFP") and two of its subsidiaries, Bell Technologies, Inc. ("Bell") and Tube Turns Technologies, Inc. ("Tube Turns"), with and into Group Technologies Corporation ("GroupTech"), a Nasdaq-traded company in which GFP owned an approximate 80% interest. Effective immediately thereafter, GroupTech was merged with and into Sypris, a subsidiary created to accomplish the reincorporation in Delaware. As a result of these and other transactions (collectively referred to herein as the "Reorganization"), Sypris became the holding company for Bell, GroupTech, Tube Turns and Metrum-Datatape, Inc. ("Metrum-Datatape"), a wholly-owned subsidiary of GFP prior to the Reorganization, and succeeded to the listing of GroupTech on the Nasdaq Stock Market under the new symbol SYPR.

     The Company has two reportable segments: the Electronics Group and the Industrial Group. The reportable segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies and workforce skills of the segments. The Company evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes. Financial information about these segments for the three fiscal years ended December 31, 1998 is set forth in Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Electronics Group

     The Electronics Group provides a broad range of specialized products and manufacturing and technical services to industrial and commercial customers and to various government agencies. The Electronics Group consists of three operating units: Bell, GroupTech and Metrum-Datatape. The Electronics Group's products and manufacturing and technical services are marketed through a direct sales force, including the involvement of members of senior management and domestic and international independent distributors and representatives. The Electronics Group operates four manufacturing facilities, five testing laboratories and sixteen service operations across the United States.

     The Electronics Group's products include data acquisition, storage and analysis products for critical instrumentation recording and data collection applications in test aircraft, spacecraft, satellites, ships and submarines, in addition to applications in scientific laboratories and commercial data centers. The Electronics Group also manufactures magnetic and current sensing components and measurement instrumentation products for industrial and research applications.

     The Electronics Group's service offerings include a variety of manufacturing and technical services for a diversified base of customers as an outsource service provider. The Electronics Group employs a multi-disciplined engineering team that provides comprehensive manufacturing and design support and high assurance encryption solutions to its customers in a variety of markets, including information security, avionics, space and telecommunications. The Electronics Group's advanced engineering services capabilities include electronic design services, software systems, electronic assembly, testing and evaluation and related support services. The Electronics Group provides various levels of testing and evaluation services that include analysis, engineering, and mechanical and electronic testing to ascertain performance and reliability under induced environmental stress conditions including vibration, temperature extremes, hi-g acceleration, altitude, shock, flammability, acoustical noise and flight dynamics. The Electronics Group also provides calibration and repair services for electronic, mechanical and process-control instrumentation.

     The principal raw materials and purchased component parts for the manufacture of the Electronics Group's products are available from a number of suppliers and are generally available in sufficient quantities to meet its current requirements. During 1998, the Electronics Group implemented a program to consolidate the purchasing of certain electronic materials and components with a select group of vendors. Any shortages of raw materials may result in production delays which could have a material adverse affect on the Company's financial position or results of operations.

     The Company's customers include the National Security Agency, the Department of Defense, the Federal Bureau of Investigation and other U.S. Government agencies which, in the aggregate, accounted for 22%, 18% and 13% of the Company's total net revenue and 27%, 22% and 14% of the Electronics Group's net revenue for 1998, 1997 and 1996, respectively. No single U.S. Government agency or any other single customer accounted for more than 10% of the Company's net revenue in 1998. The Company's contracts with U.S. Government agencies are subject to the standard government contract clause that permits the government to terminate such contracts at its convenience. In the event of such termination, there are provisions to enable the Company to recover its costs plus a fee. The Company does not anticipate the termination of any of its major government contracts.

     The Electronics Group operates in a highly competitive environment and competes against numerous domestic and foreign manufacturers for the sale of its products and against numerous national, regional and local service providers. The Electronics Group's competitors are expected to increase the introduction of new products utilizing the latest technologies aimed at providing cost-effective solutions. The Company believes that the primary basis of competition for the Electronics Group in its targeted product markets are time-to-market, capability, price, manufacturing quality, advanced manufacturing technology and reliable delivery. The key competitive factors for the Electronics Group's services are price, technology, quality, responsiveness, on-time delivery and accuracy. The Company believes that it generally competes favorably with respect to each of these factors for its products and services.

Industrial Group

     The Industrial Group provides manufacturing services and products to industrial and commercial customers. The Industrial Group currently consists of one operating unit: Tube Turns. The Industrial Group's products and services are marketed through a direct sales force, including the involvement of members of senior management and domestic and international independent representatives. The Industrial Group has one manufacturing facility in the United States.

     The Industrial Group provides manufacturing services to a variety of customers that outsource forged steel components and subassemblies. The Industrial Group manufactures forged heavy-duty drive train components for the commercial truck and construction markets and forged engine cylinders and shafts for the aerospace market. The Industrial Group also offers a line of fabricated products that includes engineered piping components and assemblies for use in pipeline, chemical, container and other pressurized systems used by the energy and chemical industries. The Industrial Group's fabricated products include high-pressure closures for storage tanks and insulated joints for underground piping.

     Steel utilized in the manufacturing process must meet certain specifications based upon the application in which the product will be utilized. The material specifications are determined by the customer and, for certain contracts, the supplier for the material must be approved by the customer. The Industrial Group presently purchases the majority of its steel from several domestic suppliers. The Industrial Group believes its relationships with its suppliers are positive and has no indication that it will experience shortages of raw materials or components essential to its production processes or that it will be forced to seek alternative sources of supply. Any shortages of raw materials may result in production delays and costs which could have a material adverse effect on the Company's financial condition or results of operations.

     Manufacturing services provided to one customer accounted for approximately 37% of the Industrial Group's net revenue during 1998. The Industrial Group is the sole supplier of forged truck axles to this customer, is currently operating under a multi-year contract and believes its relationship with this customer is good. The

Industrial Group has a number of other customers for its forged and fabricated products in the construction, aerospace, energy and chemical markets.

     The Industrial Group faces competition for its manufacturing services from three major domestic competitors and from a number of smaller competitors. The Company believes that the Industrial Group maintains a good reputation in the market for forged manufacturing services for product quality and reliability. The fabricated product line competes with a number of domestic and international competitors. The Company believes the primary competitive factors for the Industrial Group are price, quality and on-time delivery and that it competes favorably with respect to each of these factors.

Research and Development

     Sypris invested $5.9 million, $3.5 million, and $3.0 million in research and development in 1998, 1997 and 1996, respectively. The investments were primarily in support of the development of the product lines of the Company's Electronics Group. Sypris also utilizes its research and development capability to develop processes and technologies for the benefit of its customers.

Patents, Trademarks and Licenses

     Sypris owns and is licensed under a number of patents and trademarks that management believes are sufficient for its operations. The Company's business as a whole is not materially dependent upon any one patent, trademark or license or technologically-related group of patents or licenses.

Government Regulation

     The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. Management believes that the Company's business is operated in material compliance with applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies which, respectively, pertain to health and safety in the workplace and the use, discharge and storage of chemicals employed in the manufacturing process. Current costs of compliance are not material to the Company. However, new or modified requirements, not presently anticipated, could be adopted creating additional expense for the Company.

     GroupTech's former leased facility located on Waters Avenue in Tampa, Florida, is currently subject to remediation activities related to ground water contamination by methylene chloride and other volatile organic compounds which occurred prior to GroupTech's lease of the facility. Through a series of evaluations, it was determined that ground water contamination is also present off site. In December 1986, Honeywell, Inc. ("Honeywell"), a prior operator of the facility, entered into a consent order (the "Consent Order") with the State of Florida Department of Environmental Regulation under which Honeywell agreed to take certain corrective action to remediate the contamination. These remediation activities include the installation of recovery wells and the treatment of the contaminated ground water. Under the Consent Order, Honeywell assumed the responsibility for initiating and conducting these remediation activities, including the annual cost associated with these remediation activities, currently estimated to be up to $500,000 per year. At the time GroupTech purchased the assets of the business located on this leased site, it obtained an agreement from the seller, Philips Electronics North America Corporation, to indemnify and hold GroupTech harmless with respect to such matters. GroupTech vacated the property in December 1994, at which time its lease obligation expired.

     In the course of the acquisition of certain assets of a business from Alliant Techsystems, Inc. ("Alliant") by Metrum Inc. ("Metrum"), a wholly-owned subsidiary of GroupTech, Metrum and GroupTech became aware of ground water contamination that will require remedial action at the facility located in Littleton, Colorado. The facility has been under lease to various subsidiaries of the Company since the acquisition by Metrum in December 1992. Evaluations indicate that certain chlorinated solvents were disposed of on the site by a previous owner of the business, and these solvents have contaminated the ground water. In December 1995, a remediation system approved by the state of Colorado was put in place, and it is estimated that the clean-up cost could reach as high as

$20 million in the aggregate. As part of the agreement for the purchase and sale of the assets of the business, Alliant agreed to indemnify and hold Metrum harmless with respect to such matters.

     The facility of Tube Turns was subject to environmental contamination involving underground storage tanks by a predecessor owner. Tube Turns has obtained a $1.0 million indemnity from Sumitomo Metal Industries, Ltd., Sumitomo Corporation and Sumitomo Corporation of America for these matters, substantially all of which has been expended. Tube Turns believes, however, that such contamination has been substantially remediated and that any further costs of remediation, if any, will not be material.

Backlog

     The Company's order backlog at December 31, 1998 was approximately $106 million as compared to order backlog at December 31, 1997 of approximately $87 million. Backlog consists of firm purchase orders and commitments, the majority of which are expected to be filled within twelve months. However, since orders and commitments may be rescheduled or canceled, backlog is not a definitive indicator of future financial performance.

Employees

     As of December 31, 1998, Sypris employed approximately 1,560 employees. Approximately 410 of the Company's employees are covered by collective bargaining agreements with various unions that expire on various dates through 2003. The Company last experienced a temporary work stoppage during 1995 in connection with renegotiations of union contracts in the Industrial Group. Sypris believes its overall relationships with its employees are good and does not anticipate any significant labor disputes in 1999.

Forward-looking Statements

     This Form 10-K and the documents incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similar forward looking statements are made periodically in reports to the Securities and Exchange Commission, press releases, reports and documents and in written and oral presentations to investors, shareholders, analysts and others, regarding future results or expected developments. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Sypris believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from those suggested in this report, including, among others: the Company's dependence on its current management; the risks and uncertainties present in the Company's business; business conditions and growth in the general economy and the electronics and industrial markets served by the Company; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with the Company's manufacturing facilities; as well as other factors described elsewhere in this report and in the Company's other filings with the Securities and Exchange Commission.

Item 2. Properties

     The following chart indicates the significant properties owned or leased by the Company, the segment which uses the properties, and the location and size of each such property. The properties listed below are used principally as manufacturing facilities, and the owned properties are encumbered by mortgages under the Company's principal credit facility.

                                                      Approximate
     Facility and Location         Own or Lease       Square Feet
     ----------------------        ------------       -----------
     Corporate Office
       Louisville, Kentucky.......     Lease                5,800

     Electronics Group
       Tampa, Florida.............     Lease              308,000
       Orlando, Florida...........      Own                66,000
       Littleton, Colorado........     Lease               70,000
       Monrovia, California.......     Lease               70,000

     Industrial Group
       Louisville, Kentucky.......      Own               410,000

     In addition, the Company leases space in seventeen other facilities primarily utilized by the Electronics Group to provide technical services, all of which are located in the United States. The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs.

Item 3. Legal Proceedings

     Tube Turns is a co-defendant in two separate lawsuits filed in 1993 and 1994, one pending in federal court and one pending in state district court in Louisiana, arising out of an explosion in a coker plant owned by Exxon Corporation located in Baton Rouge, Louisiana. The suits are being defended for Tube Turns by its insurance carrier, and the Company intends to vigorously defend its case. The Company believes that a settlement or related judgment would not result in a material loss to Tube Turns or the Company.

     More specifically, according to the complaints, Tube Turns is the alleged manufacturer of a carbon steel pipe elbow which failed, causing the explosion which destroyed the coker plant and caused unspecified damages to surrounding property owners. One of the actions was brought by Exxon and claims damages for destruction of the plant, which Exxon estimates exceed one hundred million dollars. In this action, Tube Turns is a co-defendant with the fabricator who built the pipe line in which the elbow was incorporated and with the general contractor for the plant. The second action is a class action suit filed on behalf of the residents living around the plant and claims damages in an amount as yet undetermined. Exxon is a co-defendant with Tube Turns, the contractor and the fabricator in this action. In both actions, Tube Turns maintains that the carbon steel pipe elbow at issue was appropriately marked as carbon steel and was improperly installed, without the knowledge of Tube Turns, by the fabricator and general contractor in a part of the plant requiring a chromium steel elbow.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
          Matters

     Since the date of the Reorganization, the Company's common stock has been traded on The Nasdaq Stock Market under the symbol "SYPR." Prior to that date, the common stock of GroupTech was traded on The Nasdaq Stock Market under the symbol "GRTK." The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by The Nasdaq Stock Market. All prices prior to the Reorganization have been adjusted to reflect the one-for-four reverse stock split which occurred concurrent with the Reorganization.

                                                     High                Low
                                                   ---------           ---------
    Year ended December 31, 1997:
      First Quarter..............................  $   7.500           $   4.000
      Second Quarter.............................  $   6.000           $   3.252
      Third Quarter..............................  $  16.500           $   4.500
      Fourth Quarter.............................  $  18.252           $  11.000

    Year ended December 31, 1998:
      First Quarter..............................  $  15.252           $   9.250
      Second Quarter.............................  $  11.375           $   6.500
      Third Quarter..............................  $  10.375           $   7.500
      Fourth Quarter.............................  $   8.750           $   5.938

    As of February 26, 1999, there were 907 holders of record of the Company's common stock.

     The Company has historically not declared or paid any cash dividend on its common stock. The Company presently intends to retain all of its earnings for the future operation and growth of its business and does not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon the Company's results of operations, earnings, capital requirements, contractual restrictions and other factors considered relevant by the Board of Directors. The Company's existing credit facilities prohibit the Company from declaring or making any dividend or other distributions on its common stock.

Item 6. Selected Financial Data

     The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto in Item 8, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and other financial information included elsewhere in this Form 10-K.

                                                            Years ended December 31,
                                              ---------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                    (in thousands, except for per share data)
Statement of Operations Data (1):
Net revenue.................................  $211,625   $217,355   $308,598   $328,977   $326,327
Gross profit................................    47,923     32,135     30,383     16,547     47,030
Operating income (loss).....................    12,851      1,785        513    (14,816)    13,570
Income (loss) from continuing operations....     7,446      1,527     (2,536)   (11,765)    14,342
Discontinued operations, net of tax.........        --      3,817      3,457      3,732       (437)
Net income (loss)...........................     7,446      5,344        921     (8,033)    13,905
Pro forma per share data (2):
 Income (loss) from continuing operations:
  Basic.....................................  $   0.79   $   0.09   $  (0.45)  $  (1.62)  $   1.56
  Diluted...................................  $   0.76   $   0.09   $  (0.43)  $  (1.56)  $   1.49
 Net income (loss):
  Basic.....................................  $   0.79   $   0.50   $  (0.08)  $  (1.23)  $   1.51
  Diluted...................................  $   0.76   $   0.48   $  (0.08)  $  (1.18)  $   1.45

                                                                  December 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                               (in thousands)
Balance Sheet Data (1):
Working capital.............................  $ 32,121   $ 35,123   $  6,337   $ 26,159   $ 61,783
Total assets................................   121,119    120,608    132,960    173,028    188,300
Total debt..................................    28,583     31,340     46,597     63,814     77,375
Total shareholders' equity..................    49,359     27,728     22,384     21,463     29,496
---------------

(1) See Notes 2 and 3 to the consolidated financial statements in Item 8, for merger, acquisition and divestiture information.

(2) See Note 15 to the consolidated financial statements in Item 8, for details regarding the calculation of pro forma basic and diluted per share amounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto which are included in Item 8 herein. Certain elements of the historical financial statements have been reclassified to conform to the 1998 presentation.

Results of Operations

     The following table sets forth certain data from the Company's consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996, expressed as a percentage of net revenue:

                                                                                Years ended December 31,
                                                                              ----------------------------
                                                                                1998      1997      1996
                                                                              --------  --------  --------
     Net revenue............................................................    100.0%    100.0%   100.0%
     Cost of sales..........................................................     77.4      85.2     90.2
                                                                              --------  --------  --------
     Gross profit...........................................................     22.6      14.8      9.8
     Selling, general and administrative expense............................     13.3      12.3      8.5
     Research and development...............................................      2.8       1.6      1.0
     Amortization of intangible assets......................................      0.4       0.1      0.2
                                                                              --------  --------  --------
     Operating income.......................................................      6.1%      0.8%     0.1%
                                                                              ========  ========  =======
     Income (loss) from continuing operations...............................      3.5%      0.7%    (0.8%)
                                                                              ========  ========  =======
     Net income.............................................................      3.5%      2.5%     0.3%
                                                                              ========  ========  =======

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net revenue totaled $211.6 million in 1998, a decrease of $5.8 million, or 2.6%, from $217.4 million in 1997. The Electronics Group experienced a decrease in net revenue of $11.5 million, while the Industrial Group experienced an increase of $5.7 million. The $11.5 million decrease in the Electronics Group's net revenue resulted from the divestiture of the Company's Latin American operations, which accounted for net revenue of $16.9 million in 1997, and a decrease in net revenue from manufacturing and technical services of $10.4 million partially offset by an increase in product sales of $15.8 million. The $10.4 million decrease in manufacturing and technical services revenue is primarily attributable to management's actions to redirect its resources to pursue low-volume, high-mix, complex industrial electronics assembly and test opportunities which meet specific profitability targets. The $15.8 million increase in product sales includes the acquisition of certain assets of Datatape Incorporated in November 1997 (the "Datatape Acquisition") which expanded the Company's data acquisition, storage and analysis product line and generated a $24.8 million increase in net revenue in 1998. The balance of the Electronics Group's product offerings experienced a $9.0 million decline in net revenue primarily due to a weakening of demand in domestic and Asian markets. Management expects the overall demand for the Electronics Group's products will be stable during 1999. The $5.7 million increase in the Industrial Group's net revenue resulted primarily from an increase in shipments to a customer based upon its commitment to use the Company as its sole source for truck axles in its North American market.

     Gross profit totaled $47.9 million in 1998, an increase of $15.8 million, or 49.1%, from $32.1 million in 1997. The Electronics Group and the Industrial Group accounted for $14.3 million and $1.5 million of the increase in gross profit, respectively. The Electronics Group's gross profit was $41.4 million in 1998, an increase of $14.3 million, or 52.9%, from $27.1 million in 1997. The $14.3 million increase in gross profit was achieved while net revenue for the Electronics Group declined by $11.5 million to $174.4 million, reflecting the change in revenue mix described above. Gross profit of the Electronics Group expressed as a percentage of net revenue increased to 23.7% in 1998 from 14.6% in 1997. The increased product sales volume and improved cost management controls over higher margin manufacturing services contracts accounted for approximately $5.7 million and $7.7 million of the increase in gross profit, respectively. The Industrial Group's gross profit was $6.5 million in 1998, an increase of $1.5 million, or 29.0%, from $5.0 million in 1997, primarily due to the volume increase reflected in net revenue.

Gross profit of the Industrial Group expressed as a percentage of net revenue increased to 17.5% in 1998 compared to 16.1% in 1997, primarily related to increased capacity utilization and cost reductions on certain programs.

     Selling, general and administrative expense totaled $28.2 million in 1998, an increase of $1.5 million, or 5.7%, from $26.7 million in 1997. The change in revenue mix occurring in the Electronics Group resulted in an increase in selling, general and administrative expense for the comparable years.

     Research and development expense totaled $5.9 million in 1998, an increase of $2.4 million, or 70.3%, from $3.5 million in 1997. This increase was generated by the Electronics Group, and reflects management's continued support and investment in the data acquisition, storage and analysis product lines.

     Amortization of intangible assets totaled $1.0 million in 1998, an increase of $0.8 million, from $0.2 million in 1997. This increase is due to the amortization of goodwill recognized in connection with the Reorganization and the Datatape Acquisition.

     Interest expense totaled $1.3 million in 1998, a decrease of $0.7 million, from $2.0 million in 1997. This decrease is primarily due to a reduction in the weighted average debt outstanding, a reduction in the Company's overall costs of borrowing and a decrease in amortization expense for debt issuance costs and stock warrants issued to a previous lender. The reduction in debt outstanding in 1998 compared to 1997 is attributable to the repayment of debt from proceeds generated by the divestiture of the Latin American operations, coupled with repayments generated by the Company's improved cash flow from operations in 1998, partially offset by the debt incurred to finance the Datatape Acquisition. The divestiture proceeds were used to repay in full a credit facility on which the effective interest rate was approximately 300 basis points over the Company's cost of borrowing under its consolidated credit facility during 1998.

     Other income totaled $0.2 million in 1998, a decrease of $2.0 million, from $2.2 million in 1997. Other income in 1997 included the gain recognized on the divestiture of the Latin American operations totaling $3.2 million, after giving consideration to an expected repayment to the buyer of $2.9 million, which is subject to final determination to be made in accordance with the purchase and sale agreement.

     The provision for income taxes totaled $4.3 million, an increase of $3.2 million, from $1.1 million in 1997. The Company's effective tax rate in 1998 was 36.7%.


     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net revenue totaled $217.4 million in 1997, a decrease of $91.2 million, or 29.6%, from $308.6 million in 1996. The Electronics Group experienced a decrease in net revenue of $98.0 million, while the Industrial Group experienced an increase of $6.8 million. The $98.0 million decrease in the Electronics Group's net revenue was primarily attributable to a decrease in manufacturing services revenue of $58.2 million, the divestiture of the Latin American operations which accounted for net revenue of $16.9 million and $58.4 million in 1997 and 1996, respectively, and contract claim revenue of $4.1 million in 1996. Partially offsetting these declines was an increase in net revenue from the data acquisition, storage and analysis product line of $5.8 million. In 1997, three manufacturing services customers of the Electronics Group altered their outsourcing strategies, which resulted in a $39.2 million decrease in net revenue. One of these customers was utilizing certain manufacturing services on a temporary basis while it increased capacity to provide its manufacturing services internally. The other two customers altered their outsourcing strategies and moved their manufacturing solutions overseas. Changes in customer demand and the completion of certain long-term contracts collectively accounted for the remaining $19.0 million of the decrease in net revenue in the Electronics Group. The $6.8 million increase in the Industrial Group's net revenue was primarily due to shipments of truck axles and forged aerospace products, which increased net revenue by $4.7 million and $1.3 million, respectively.

     Gross profit totaled $32.1 million in 1997, an increase of $1.7 million, or 5.8%, from $30.4 million in 1996. The Electronics Group experienced a decrease in gross profit of $0.3 million, while the Industrial Group experienced an increase of $2.0 million. Gross profit of the Electronics Group decreased by $0.3 million to $27.1 million in 1997 while net revenue for the Electronics Group declined by $98.0 million to $185.9 million. Gross profit of the Electronics Group expressed as a percentage of net revenue increased to 14.6% in 1997 from

9.6% in 1996. Management's actions to improve profitability and focus on the core domestic manufacturing services operations yielded an increase in gross profit of $1.7 million and the increase in product sales coupled with reduced product cost provided an increase in gross profit of $4.6 million. The improvements were offset by a $2.5 million decrease in gross profit due to the divestiture of Latin American operations and the $4.1 million contract claim in 1996. The Industrial Group's gross profit was $5.0 million in 1997, an increase of $2.0 million, or 67.0%, from $3.0 million in 1996, primarily due to the volume increase reflected in net revenue. Gross profit percentage also increased to 16.1% in 1997, compared to 12.4% in 1996, primarily due to cost controls which enabled the Industrial Group to maintain fixed manufacturing overhead costs constant despite the growth in revenue.

     Selling, general and administrative expense totaled $26.7 million in 1997, an increase of $0.4 million, or 1.5%, from $26.3 million in 1996. Selling, general and administrative expense increased by $1.8 million primarily due to an increase in operating expenses incurred for general corporate purposes and to support the revenue growth in the Industrial Group. This was partly offset by a direct reduction in selling, general and administrative expense of $1.4 million due to the decrease in the Electronics Group's net revenue.

     Research and development expense totaled $3.5 million in 1997, an increase of $0.5 million, or 14.4%, from $3.0 million in 1996. This increase was generated by the Electronics Group, primarily resulting from the Datatape Acquisition, which incurred $0.3 million of research and development expense in 1997.

     Interest expense totaled $2.0 million in 1997, a decrease of $2.0 million, from $4.0 million in 1996. This decrease is primarily related to the repayment of debt with proceeds from the divestiture of the Latin American operations. Additionally, the reduced level of operations in the Electronics Group required lower levels of working capital and, therefore, reduced debt requirements.

     The provision for income taxes totaled $1.1 million in 1997, a decrease of $0.5 million, from $1.6 million in 1996.

     Discontinued operations in 1997 and 1996 consists of the Company's real estate operations, which were divested prior to the Reorganization.

Liquidity, Capital Resources and Financial Condition

     Net cash provided by operating activities totaled $11.0 million in 1998 as compared to net cash used in operating activities of $0.1 million in 1997. The improvement in cash flow from operating activities was primarily due to the Company's operating income, which totaled $12.9 million in 1998 as compared to $1.8 million in 1997. In addition, the Company's inventory decreased by $4.2 million in 1998 compared to a $7.7 million increase in 1997. The decrease in inventory during 1998 is attributable to the decrease in the Electronics Group's net revenue and improved materials management controls. Cash flow from operating activities in 1998 also includes an $8.1 million decrease in accrued liabilities, resulting primarily from payments on obligations related to the integration of acquired operations, employment costs and supplier contracts and a reduction in deferred revenue.

     Net cash used in investing activities totaled $5.8 million in 1998 as compared to net cash provided by investing activities of $18.5 million in 1997. Capital expenditures were $5.8 million and $5.7 million in 1998 and 1997, respectively. The divestiture of the Company's real estate and Latin American operations in 1997 generated net cash of $21.6 million and $18.0 million, respectively. The Company also invested $14.4 million for the Datatape Acquisition in 1997. The Company did not have any material commitments for capital expenditures at December 31, 1998; however, the Company anticipates capital expenditures in 1999 will exceed the spending levels of 1998 and 1997.

     Net cash used in financing activities totaled $2.6 million in 1998 as compared to $14.7 million in 1997. The Company's scheduled principal payments on long-term debt during 1998 were $3.3 million which was partially offset by a $0.7 million increase in borrowings under the revolving credit facility. Proceeds generated by the real estate and Latin American operation divestitures were used to repay debt in 1997. Additionally, the Datatape Acquisition was financed with borrowings on the Company's credit agreement in 1997.

     Under the terms of the credit agreement between the Company and its lenders, the Company had total availability for borrowings and letters of credit under its revolving credit facility of $13.1 million at December 31, 1998, which, with certain limitations, can be used for general corporate purposes. This credit agreement contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios, and prohibits the Company from paying cash dividends. Maximum borrowings on the revolving credit facility are $30.0 million, subject to a $5.0 million limit for letters of credit.

     The Company believes cash generated from operations, existing cash reserves and available borrowings under its existing credit facility will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months.

     The Company's balance sheet at December 31, 1998 includes the effects of the Reorganization and, accordingly, the comparison to the balance sheet at December 31, 1997 for other assets, other noncurrent liabilities, minority interests in consolidated subsidiaries, redeemable common stock, common stock, and additional paid-in capital reflects changes resulting from the accounting adjustments recorded pursuant to the Reorganization.

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

     Beginning in 1997, the Company began a program of reviewing its enterprise resource planning ("ERP") systems to reduce the number of ERP systems utilized across its business units and improve overall access to information. During 1998, the Company selected three primary ERP systems and is in the process of implementing the upgrades or conversions for these new systems. All new ERP systems are Year 2000 compliant, and the implementations have been completed or are scheduled for completion at various dates through the second quarter of 1999. The Company has a contingency plan for the implementation of one ERP system, which provides for a Year 2000 compliance patch to its current system in the event an unforeseen problem is encountered during the total system conversion. The implementation of the contingency plan would only become necessary in the event the ERP system conversion would not be complete by the second quarter of 1999.

     A detailed assessment of all significant IT systems has been completed. The project teams are implementing plans to correct problems identified during the assessment phase of the Y2K Project. The implementation of the new ERP systems and the related hardware modifications have addressed the majority of the Company's business systems. The Company has also upgraded or replaced the majority of its personal computers and standardized its desktop software applications over the past three years. The Company expects that the testing and remediation of all IT systems will be complete by the second quarter of 1999.

     A detailed assessment of all significant non-IT systems is expected to be completed by the first quarter of 1999. The Company has identified the critical non-IT systems, which includes microcontroller based systems and other devices with embedded chips used in the engineering, manufacturing and testing processes and expects to complete the assessment, testing and remediation on the critical systems by the first quarter of 1999. Completion of testing and remediation on certain of the lower priority non-IT systems will continue during the second and third quarters of 1999. The Company is also reviewing phone, security, HVAC and other facility related systems and will complete the testing and remediation of these systems by the second quarter of 1999.

     The Company has identified and is communicating with customers, suppliers and other critical service providers to determine if entities with which the Company transacts business have an effective plan in place to address the Year 2000 issue, and to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own Year 2000 issue. The Company is relying on statements from its service and goods suppliers and is not auditing suppliers' preparation plans. Risks associated with this approach are being identified and contingency plans will be developed as needed.

     As of December 31, 1998, the Company has spent less than $75,000 on its Y2K Project, primarily on the assessment phase of the Y2K Project. Costs to be incurred in 1999 to correct Year 2000 problems are estimated at approximately $700,000. Such costs do not include normal system upgrades and replacements.
The costs incurred by the Company for the new ERP systems are considered to be normal system upgrades and replacements and, therefore, are not included in costs for the Y2K Project. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on its results of operations or financial condition.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     The Company had no holdings of derivative financial or commodity instruments at December 31, 1998. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All borrowings under the Company's credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate, or certain alternative short-term rates. An increase in interest rates of 100 basis points would not significantly affect the Company's net income. Substantially all of the Company's business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...................  14
Consolidated Statements of Operations............  15
Consolidated Balance Sheets......................  16
Consolidated Statements of Cash Flows............  17
Consolidated Statements of Shareholders' Equity..  18
Notes to Consolidated Financial Statements.......  19

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
Sypris Solutions, Inc.


          We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (and predecessor entities as described in Note 1) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                 Ernst & Young LLP

Louisville, Kentucky
February 19, 1999

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for per share data)

                                                                                                       Years ended December 31,
                                                                                                    -------------------------------
                                                                                                      1998       1997       1996
                                                                                                    ---------  ---------  ---------
Net revenue.......................................................................................  $211,625   $217,355   $308,598
Cost of sales.....................................................................................   163,702    185,220    278,215
                                                                                                    --------   --------   --------
  Gross profit....................................................................................    47,923     32,135     30,383
Selling, general and administrative expense.......................................................    28,169     26,658     26,264
Research and development..........................................................................     5,940      3,487      3,049
Amortization of intangible assets.................................................................       963        205        557
                                                                                                    --------   --------   --------
  Operating income................................................................................    12,851      1,785        513
Interest expense, net.............................................................................     1,298      1,959      3,979
Other income, net.................................................................................      (204)    (2,205)      (828)
                                                                                                    --------   --------   --------

Income (loss) before income taxes, minority interests and discontinued operations.................    11,757      2,031     (2,638)
Income tax expense................................................................................     4,311      1,143      1,614
                                                                                                    --------   --------   --------
Income (loss) before minority interests and discontinued operations...............................     7,446        888     (4,252)
Minority interests in losses of consolidated subsidiaries.........................................        --        639      1,716
                                                                                                    --------   --------   --------
Income (loss) from continuing operations..........................................................     7,446      1,527     (2,536)
Loss from discontinued operations (net of applicable taxes of $186 and $205 in 1997 and 1996,
 respectively)....................................................................................        --       (375)      (609)
Gain on disposal of discontinued operations (net of applicable taxes of $2,160 and $2,932 in 1997
 and 1996, respectively)..........................................................................        --      4,192      4,066
                                                                                                    --------   --------   --------
Net income........................................................................................  $  7,446   $  5,344   $    921
                                                                                                    ========   ========   ========
Pro forma earnings per common share:
 Income (loss) from continuing operations:
  Basic...........................................................................................  $   0.79   $   0.09   $  (0.45)
  Diluted.........................................................................................  $   0.76   $   0.09   $  (0.43)
 Net income (loss):
  Basic...........................................................................................  $   0.79   $   0.50   $  (0.08)
  Diluted.........................................................................................  $   0.76   $   0.48   $  (0.08)
Pro forma shares used in computing per common share amounts:
  Basic...........................................................................................     9,438      9,424      9,424
  Diluted.........................................................................................     9,793      9,826      9,826


   The accompanying notes are an integral part of the consolidated financial statements.

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                                                                                                 December 31,
                                                                                                           -----------------------
                                                                                                              1998         1997
                                                                                                           ----------   ----------
                                                                             ASSETS
Current assets:
  Cash and cash equivalents.............................................................................   $   12,387  $    9,836
  Accounts receivable, net..............................................................................       26,283      28,560
  Inventory, net........................................................................................       38,465      44,867
  Other current assets..................................................................................        1,724       2,062
                                                                                                           ----------  ----------
    Total current assets................................................................................       78,859      85,325

Property, plant and equipment, net......................................................................       27,535      26,885

Intangible assets, net..................................................................................       12,075       6,642

Other assets............................................................................................        2,650       1,756
                                                                                                             --------    --------
                                                                                                           $  121,119  $  120,608
                                                                                                           ==========  ==========
                                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................................................................   $   13,004  $   14,858
  Accrued liabilities...................................................................................       23,651      31,867
  Current portion of long-term debt.....................................................................       10,083       3,477
                                                                                                           ----------  ----------

    Total current liabilities...........................................................................       46,738      50,202

Long-term debt..........................................................................................       18,500      27,863
Other liabilities.......................................................................................        6,522      10,325
                                                                                                           ----------  ----------

    Total liabilities...................................................................................       71,760      88,390

Commitments and contingencies

Minority interests in subsidiaries......................................................................           --       3,569
Redeemable common stock.................................................................................           --         921

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized; no shares issued..........................           --          --
  Common stock, non-voting, par value $.01 per share, 10,000,000 shares authorized; no shares issued....           --          --
  Common stock, par value $.01 per share, 20,000,000 shares authorized; 9,450,593 shares issued and
    outstanding in 1998.................................................................................           95       7,892
  Additional paid-in capital............................................................................       23,238          --
  Retained earnings.....................................................................................       27,320      19,836
  Accumulated other comprehensive income................................................................       (1,294)         --
                                                                                                           ----------  ----------

    Total shareholders' equity..........................................................................       49,359      27,728
                                                                                                           ----------  ----------

                                                                                                           $  121,119  $  120,608
                                                                                                           ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                   Years ended December 31,
                                                                                                ------------------------------
                                                                                                  1998      1997       1996
                                                                                                --------  ---------  ---------
Cash flows from operating activities:
 Net income...................................................................................  $ 7,446   $  5,344   $    921
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization...............................................................    6,909      7,399      9,897
  Deferred income taxes.......................................................................      989       (309)       563
  Minority interests in losses of consolidated subsidiaries...................................       --       (639)    (1,716)
  Provision for excess and obsolete inventory.................................................      851      2,130      4,106
  Provision for doubtful accounts.............................................................      135        718      1,208
  Gain on disposal of discontinued operations, net of tax.....................................       --     (4,192)    (4,066)
  Other noncash (credits) charges.............................................................     (258)    (1,689)     1,011
 Changes in operating assets and liabilities, net of acquisitions and dispositions:
  Accounts receivable.........................................................................    1,727      7,490      2,047
  Inventory...................................................................................    4,245     (7,657)    15,164
  Other current and noncurrent assets.........................................................   (1,138)      (775)     3,921
  Accounts payable............................................................................   (1,855)    (7,986)   (17,774)
  Accrued and other liabilities...............................................................   (8,081)       117     (1,221)
                                                                                                -------   --------   --------
Net cash provided by (used in) operating activities...........................................   10,970        (49)    14,061
Cash flows from investing activities:
 Capital expenditures.........................................................................   (5,845)    (5,746)    (7,366)
 Proceeds from disposal of assets.............................................................      380     39,586      6,399
 Purchase of the net assets of acquired entities..............................................       --    (14,400)        --
 Changes in nonoperating assets and liabilities...............................................     (364)      (911)      (548)
                                                                                                -------   --------   --------
Net cash (used in) provided by investing activities...........................................   (5,829)    18,529     (1,515)
Cash flows from financing activities:
 Net proceeds (repayments) under revolving credit agreements..................................      720     (6,934)       216
 Proceeds from long-term debt.................................................................       --     30,650     10,000
 Principal payments on long-term debt.........................................................   (3,284)   (37,157)   (22,321)
 Proceeds from issuance of common stock.......................................................       40         --         --
 Payments for redemption of common stock in subsidiaries, net.................................      (66)    (1,215)      (125)
                                                                                                -------   --------   --------
Net cash used in financing activities.........................................................   (2,590)   (14,656)   (12,230)
                                                                                                -------   --------   --------
Net increase in cash and cash equivalents.....................................................    2,551      3,824        316
Cash and cash equivalents at beginning of year................................................    9,836      6,012      5,696
                                                                                                -------   --------   --------
Cash and cash equivalents at end of year......................................................  $12,387   $  9,836   $  6,012
                                                                                                =======   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)

                                                                                                       Accumulated
                                                              Common Stock      Additional                Other          Total
                                                           -------------------   Paid-In    Retained  Comprehensive  Shareholders'
                                                            Shares     Amount    Capital    Earnings      Income         Equity
                                                           ---------  --------  ----------  --------  -------------  -------------

Balance at January 1, 1996...............................    314,196   $ 7,892     $    --   $21,604        $    --        $29,496

Net income...............................................         --        --          --       921             --            921
                                                           ---------   -------     -------   -------   ------------        -------

Balance at December 31, 1996.............................    314,196     7,892          --    14,492             --         22,384

Net income...............................................         --        --          --     5,344             --          5,344
                                                           ---------   -------     -------   -------   ------------        -------

Balance at December 31, 1997.............................    314,196     7,892          --    19,836             --         27,728

Net income...............................................         --        --          --     7,446             --          7,446
Adjustment in minimum pension liability..................         --        --          --        --         (1,294)        (1,294)
                                                           ---------   -------     -------   -------   ------------         -------
Comprehensive income.....................................         --        --          --     7,446         (1,294)         6,152
Issuance of shares for conversion of GFP no par value
 common stock to Sypris $.01 par value common stock......  8,027,813    (7,808)      7,808        --             --             --
Issuance of shares for conversion of redeemable common
 stock to Sypris $.01 par value common stock.............    205,074         2         661        38             --            701
Issuance of shares for acquisition of minority interests
 in subsidiaries.........................................    893,822         9       3,560        --             --          3,569
Excess of fair value of common stock issued over net
 assets acquired.........................................         --        --      11,169        --             --         11,169
Exercise of stock options................................      9,688        --          40        --             --             40
                                                           ---------   -------     -------   -------   ------------        -------

Balance at December 31, 1998.............................  9,450,593   $    95     $23,238   $27,320        $(1,294)       $49,359
                                                           =========   =======     =======   =======   ============        =======

   The accompanying notes are an integral part of the consolidated financial statements.

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



(1)  Organization and Significant Accounting Policies

  Consolidation Policy

        The accompanying consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, "Sypris" or the "Company"), Bell Technologies, Inc. ("Bell"), Group Technologies Corporation ("GroupTech"), Metrum-Datatape, Inc. ("Metrum-Datatape"), and Tube Turns Technologies, Inc. ("Tube Turns"). All significant intercompany accounts and transactions have been eliminated.

  Nature of Business

        Sypris is a diversified provider of specialized industrial products and technical services. The Company manufactures and sells integrated data acquisition, storage and analysis systems, magnetic instruments, current sensors, high-pressure closures, and a variety of other industrial products. The Company also performs a wide range of specialized electronic design, assembly, test, evaluation, calibration, and software-based encryption services on a contract basis.

  Basis of Presentation

        Sypris is a Delaware corporation which was organized in 1997 and began business on March 30, 1998 with the completion of the merger of Group Financial Partners, Inc. ("GFP") and two of its subsidiaries, Bell and Tube Turns, with and into GroupTech, a Nasdaq-traded company in which GFP owned an approximate 80% interest. Effective immediately thereafter, GroupTech was merged with and into Sypris, a subsidiary created to accomplish the reincorporation in Delaware. As a result of these and other transactions (collectively referred to herein as the "Reorganization"), Sypris became the holding company for Bell, GroupTech, Tube Turns and Metrum-Datatape, a wholly-owned subsidiary of GFP prior to the Reorganization, and succeeded to the listing of GroupTech on the Nasdaq Stock Market under the new symbol SYPR. In connection with the Reorganization, a one-for-four reverse stock split was effected for shareholders of record as of March 30, 1998. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the decreased number of shares outstanding.

        The historical financial statements included herein as of and for the periods ended prior to the Reorganization are the consolidated financial statements of GFP, since GFP is deemed to be the acquirer for accounting purposes. The Reorganization was accounted for as a downstream merger, in which the merger of GFP and GroupTech was accounted for as a purchase of the minority interests of GroupTech. The issuance of shares in exchange for the redeemable common stock held by the Bell and Tube Turns minority shareholders was accounted for as a purchase, and accordingly, the excess of the fair value of the common stock issued over the fair market value of the proportional share of the net assets of Bell and Tube Turns was allocated to the assets and liabilities of Bell and Tube Turns and the excess was allocated to goodwill, which totaled $6,118,000. Minority interest accounting was reflected in the historical financial statements of GFP as of and for the periods ended prior to the Reorganization based upon the proportionate share of the equity of GroupTech owned by minority shareholders.

  Use of Estimates

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


  Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Inventory

        Contract inventory is stated at actual production costs, reduced by the cost of units for which revenue has been recognized. Gross contract inventory is considered work in process. Progress payments under long-term contracts are specified in the contracts as a percentage of cost and are liquidated as contract items are completed and shipped. Other inventory is stated at the lower of cost or market. The first-in, first-out method was used for determining the cost of inventory excluding contract inventory and certain other inventory, which was determined using the last-in, first-out method (see Note 5).

  Property, Plant and Equipment

        Property, plant and equipment is stated on the basis of cost. Buildings and building improvements are depreciated over their estimated economic lives principally using the straight-line method. Machinery, equipment, furniture and fixtures are depreciated over their estimated economic lives principally using the straight-line method. Leasehold improvements are amortized over the lease term using the straight-line method. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major renewals and improvements are capitalized.

  Intangible Assets

        Goodwill, patents, non-compete agreements, product drawings, and similar intangible assets are amortized over their estimated economic lives. Currently, intangible assets are being amortized over periods ranging from five to fifteen years, using the straight-line method. Goodwill resulting from the Reogranization and the acquisition of certain assets of Datatape is being amortized over a period of fifteen years (see Notes 2 and 7).

  Impairment of Long-lived Assets

        Impairment losses are recorded on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets.

  Contract Revenue Recognition

        A portion of the Company's business is conducted under long-term, fixed-price contracts with the U.S. Government and prime contractors with the U.S. Government. Contract revenue is included in the consolidated statement of operations as units are completed and shipped using the units of delivery, percentage of completion method of accounting. The costs attributed to contract revenue are based upon the estimated average costs of all units to be shipped. The cumulative average costs of units shipped to date is adjusted through current operations as estimates of future costs to complete change (see "Contract Accounting" below).

        Revenue recognized under the percentage of completion method of accounting totaled $56,867,000, $47,887,000 and $54,397,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Substantially all such amounts were accounted for under the units of delivery method. All other revenue is recognized as product is shipped and title passes or when services are rendered.

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


  Contract Accounting

        For long-term contracts, the Company capitalizes in inventory direct material, direct labor and factory overhead as incurred. The Company also capitalizes certain general and administrative costs for estimating and bidding on contracts awarded (of which approximately $210,000 remained in inventory at December 31, 1998 and 1997). Selling costs are expensed as incurred. Costs to complete long-term contracts are estimated on a monthly basis. Estimated margins at completion are applied to cumulative contract revenue to arrive at costs charged to operations.

        Accounting for long-term contracts under the percentage of completion method involves substantial estimation processes, including determining the estimated cost to complete a contract. As contracts may require performance over several accounting periods, formal detailed cost-to-complete estimates are performed which are updated monthly via performance reports. Management's estimates of costs-to-complete change due to internal and external factors such as labor rate and efficiency variances, revised estimates of warranty costs, estimated future material prices and customer specification and testing requirement changes. Changes in estimated costs are reflected in gross profit in the period in which they are known. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. Provisions for losses on firm fixed priced contracts totaled $907,000, $1,600,000 and $2,327,000 in 1998, 1997 and 1996, respectively.

  Concentrations of Credit Risk

        Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company's customer base consists of various departments or agencies of the U.S. Government, prime contractors with the U.S. Government and a number of customers in diverse industries across geographic areas. At December 31, 1998, the Company does not have significant credit risk concentrations. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

        The Company recognized revenue from the U.S. Government and its agencies of approximately $47,178,000, $40,170,000 and $38,725,000 during the years ended December 31, 1998, 1997 and 1996, respectively. The Company's largest commercial customer for the years ended December 31, 1997 and 1996 was IBM, which represented approximately 10% and 12%, respectively, of the Company's revenue. No other single customer accounted for more than 10% of the Company's net revenue for the years ended December 31, 1998, 1997 or 1996.

  Stock Based Compensation

        Stock options are granted under various stock compensation programs to employees and independent directors (see Note 13). The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

  Net Income Per Common Share

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS 128 requirements (see Note 15).

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Segment Information

        Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosures of segment information (see Note 16).

  Employee Benefit Plans

        Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 supercedes the disclosure requirements of various prior pronouncements. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information easier to prepare and more understandable. SFAS 132 eliminates certain former disclosure requirements but requires certain additional disclosures. SFAS 132 addresses disclosure issues only and does not change the measurement or recognition provisions specified in prior pronouncements (see Note 11).

  Reclassifications

        Certain amounts in the Company's 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

(2)     Mergers and Acquisitions

        See "Basis of Presentation" included in Note 1 for a discussion of the Reorganization on March 30, 1998 that resulted in the formation of Sypris. If the Reorganization had occurred at the beginning of the year, income before minority interests and discontinued operations in 1998 and 1997 would have been reduced by $103,000 and $413,000, respectively.

        On November 14, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Datatape Incorporated. The transaction was accounted for as a purchase, in which the purchase price of $14,400,000 was allocated based on the fair values of assets acquired and liabilities assumed, with the excess amount allocated to goodwill, which totaled $4,631,000. The acquisition was financed by the Company's credit agreement (see Note 9).

(3)     Dispositions

        On June 30, 1997, the Company sold to SCI Systems, Inc., SCI Systems De Mexico S.A. de C.V. and SCI Holdings, Inc., (collectively, "SCI"), all of its investment in the capital stock and/or equity interests of three of its wholly-owned subsidiaries, Group Technologies S.A. de C.V., Group Technologies Suprimentos de Informatica Industia E Comercio Ltda., and Group Technologies Integraoes em Electronica Ltda (the "Latin American Operations"). These three subsidiaries comprised all of GroupTech's operations in Latin America. GroupTech also sold or assigned to SCI certain assets principally used in or useful to the operations being sold, including accounts receivable, inventory, equipment, accounts payable and equipment leases. The initial sales price of the aforementioned assets totaled $18,000,000 in cash and the assumption by SCI of certain liabilities. Pursuant to procedures described in the purchase and sale agreement, the price is subject to subsequent adjustment, upward or downward, based upon, among other things, the value of the net assets of the Latin American Operations at June 29, 1997. The Company expects to repay $2,914,000 of the initial sales price to SCI, subject to a final determination to

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

be made in accordance with the purchase and sale agreement. The Company recognized a gain of $3,200,000 after giving consideration to its recorded liability and expected repayment of $2,914,000, relative to this disposition.

(4)  Accounts Receivable

        Accounts receivable consists of the following:

                                           December 31,
                                        ------------------
                                          1998      1997
                                        --------  --------
                                          (in thousands)
     Commercial.......................  $18,789   $23,899
     U.S. Government..................    8,330     5,758
                                        -------   -------
                                         27,119    29,657
     Allowance for doubtful accounts..     (836)   (1,097)
                                        -------   -------
                                        $26,283   $28,560
                                        =======   =======

          Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 1998 and 1997, of $2,203,000 and $1,144,000, respectively.

(5)  Inventory

     Inventory consists of the following:

                                                                                                                    December 31,
                                                                                                                    ------------
                                                                                                                   1998      1997
                                                                                                                 -------   -------
                                                                                                                   (in thousands)
 Raw materials............................................................................................       $15,697   $17,137
 Work-in process..........................................................................................        12,447    14,954
 Finished goods...........................................................................................         2,478     6,725
 Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to
  date....................................................................................................        16,700    17,729
 Progress payments related to long-term contracts and programs............................................        (4,224)   (5,189)
 LIFO reserve.............................................................................................          (609)     (720)
 Reserve for excess and obsolete inventory................................................................        (4,024)   (5,769)
                                                                                                                 -------   -------
                                                                                                                 $38,465   $44,867
                                                                                                                 =======   =======

          The preceding amounts include inventory valued under the last-in, first-out ("LIFO") method totaling $7,020,000 and $4,966,000 at December 31, 1998 and 1997, respectively, which approximates replacement cost.

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(6)  Property, Plant and Equipment

     Property, plant and equipment consists of the following:

                                                         December 31,
                                                     --------------------
                                                       1998       1997
                                                     ---------  ---------
                                                        (in thousands)
     Land and land improvements....................  $    991   $    976
     Buildings and building improvements...........    12,395     11,513
     Machinery, equipment, furniture and fixtures..    57,824     52,426
     Facilities in progress........................       967        866
                                                     --------   --------
                                                       72,177     65,781
     Accumulated depreciation......................   (44,642)   (38,896)
                                                     --------   --------

                                                     $ 27,535   $ 26,885
                                                     ========   ========

     Depreciation expense totaled $5,934,000, $6,908,000 and $9,218,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(7)  Intangible Assets

     Intangible assets consists of the following:

                                                                     December 31,
                                                                   -----------------
                                                                     1998      1997
                                                                   -------   -------
                                                                     (in thousands)
     Costs in excess of net assets of businesses acquired..        $11,849   $ 5,731
     Other.................................................          2,727     2,437
                                                                   -------   -------
                                                                    14,576     8,168
     Accumulated amortization..............................         (2,501)   (1,526)
                                                                   -------   -------
                                                                   $12,075   $ 6,642
                                                                   =======   =======

     Amortization expense totaled $975,000, $491,000 and $679,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(8)  Accrued Liabilities

     Accrued liabilities consists of the following:

                                                                       December 31,
                                                                     ----------------
                                                                      1998     1997
                                                                     -------  -------
                                                                      (in thousands)
     Employee benefit plan accruals................................  $ 5,471  $ 5,547
     Salaries, wages and incentives................................    4,179    3,676
     Sale of business price adjustment.............................    2,914    2,914
     Payments received from customers in excess of contract costs..      454    2,691
     Other.........................................................   10,633   17,039
                                                                     -------  -------
                                                                     $23,651  $31,867
                                                                     =======  =======

     Included in other accrued liabilities are employee payroll deductions, advance payments, accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities.

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(9)  Long-Term Debt

     Long-term debt consists of the following:

                                                      December 31,
                                                   ------------------
                                                     1998      1997
                                                   --------   -------
                                                      (in thousands)
     Term Loan.................................    $ 11,500   $14,500
     Revolving Credit Facility.................      16,870    16,150
     Other.....................................         213       690
                                                   --------   -------
                                                     28,583    31,340
     Less current portion......................     (10,083)   (3,477)
                                                   --------   -------
                                                   $ 18,500   $27,863
                                                   ========   =======

     The Company has a credit agreement with a syndicate of banks which provides a revolving credit loan of up to $30,000,000 (the "Revolving Credit Facility"). The credit agreement also provided the Company with a term loan of $15,000,000 (the "Term Loan"). Under the terms of the credit agreement, interest rates are determined at the time of borrowing and are based on the prime rate, the London Interbank Offered Rate plus a spread, or certain alternative rates, and approximated 6.45% at December 31, 1998. The credit agreement also requires compliance with a number of financial and non-financial covenants and prohibits the Company from paying dividends. The commitment fee on the unused portion of the revolving credit loan ranges from 0.15% to 0.35% per annum. Borrowings under the credit agreement are secured by substantially all of the assets of the Company. The Term Loan requires quarterly principal payments of $750,000 through the scheduled maturity date on September 30, 2002. Although there have been no modifications to the credit agreement in 1998 that affect the maturity date of the Revolving Credit Facility, outstanding borrowings of $6,870,000 were classified as current maturities of long-term debt at December 31, 1998 due to the periodic use of the Company's cash balances for repayments of borrowings under the Revolving Credit Facility.

     Aggregate maturities of long-term debt as of December 31, 1998 were as follows:

                                                               (in thousands)
     1999....................................................     $10,083
     2000....................................................       3,000
     2001....................................................       3,000
     2002....................................................      12,500
                                                                  -------
                                                                  $28,583
                                                                  =======

     Interest paid during the years ended December 31, 1998, 1997 and 1996 totaled $1,664,000, $2,238,000 and $6,082,000, respectively.

(10) Fair Value of Financial Instruments

     Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding under the Revolving Credit Facility approximates fair value, due to the short-term nature of the instrument. The carrying amount of the Term Loan is assumed to approximate fair value because there have not been any significant changes in market conditions or specific circumstances since the instrument was recorded.

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(11)      Employee Benefit Plans

          The Company sponsors noncontributory defined benefit pension plans (the "Pension Plans") covering certain employees of Tube Turns. The Pension Plans covering salaried and management employees provide pension benefits that are based on the employees' highest five-year average compensation within ten years before retirement. The Pension Plans covering hourly employees and union members generally provide benefits at stated amounts for each year of service. The Company's funding policy is to make the minimum annual contributions required by the applicable regulations. The Pension Plans' assets are primarily invested in equity securities and fixed income securities. The Company recorded a minimum pension liability of $1,294,000 during 1998. No tax benefit was recorded related to this adjustment.

          The following table details the components of pension expense for the years ended December 31, 1998, 1997 and 1996:

                                                                 Years ended December 31,
                                                               ---------------------------
                                                                 1998      1997     1996
                                                               -------   -------   ------
                                                                       (in thousands)
          Service cost benefits earned during the period...... $   163     $   157     $  183
          Interest cost of projected benefit obligation.......   1,312       1,312      1,266
          Net amortizations and deferrals.....................     474         889         32
          Actual return on plan assets........................  (1,321)     (1,592)      (656)
                                                               -------     -------     ------
                                                               $   628     $   766     $  825
                                                               =======     =======     ======

          The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans:

                                                                          December 31,
                                                                      --------------------
                                                                        1998         1997
                                                                      -------      -------
                                                                         (in thousands)
          Change in benefit obligation:
            Benefit obligation at beginning of year...........        $17,195      $15,637
            Service cost......................................            163          157
            Interest cost.....................................          1,312        1,312
            Actuarial loss....................................          1,745        1,270
            Benefits paid.....................................         (1,230)      (1,181)
                                                                      -------      -------
            Benefit obligation at end of year.................        $19,185      $17,195
                                                                      =======      =======
          Change in plan assets:
            Fair value of plan assets at beginning of year....        $11,924      $10,304
            Actual return on plan assets......................          1,321        1,592
            Company contributions.............................          1,131        1,209
            Benefits paid.....................................         (1,230)      (1,181)
                                                                      -------      -------
            Fair value of plan assets at end of year..........        $13,146      $11,924
                                                                      =======      =======
          Funded status of the plans:
            Benefit obligation at end of year.................        $19,185      $17,195
            Fair value of plan assets at end of year..........         13,146       11,924
                                                                      -------      -------
            Funded status of plan (underfunded)...............         (6,039)      (5,271)
            Unrecognized actuarial loss (gain)................          1,126         (301)
            Unrecognized prior service cost...................            764          920
                                                                      -------      -------
            Net liability recognized..........................        $(4,149)     $(4,652)
                                                                      =======      =======

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                             December 31,
                                                                         --------------------
                                                                           1998         1997
                                                                         -------      -------
                                                                             (in thousands)
          Balance sheet liabilities (assets):
            Accrued benefit liability..................................  $ 6,203      $ 5,567
            Intangible asset...........................................     (760)        (915)
            Accumulated other comprehensive income.....................   (1,294)         ---
                                                                         -------      -------
            Net amount recognized......................................  $ 4,149      $ 4,652
                                                                         =======      =======
          Assumptions at year end:
            Discount rate used in determining present values...........     7.00%        8.00%
            Rate of compensation increase..............................     3.25%        4.75%
            Expected long-term rate of return on plan assets...........     8.50%        8.50%

          The Company sponsors defined contribution plans (the "Defined Contribution Plans") for substantially all employees of the Company. The Defined Contribution Plans are intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plans allow the Company to match participant contributions as approved by the Company's Board of Directors, and certain of the Defined Contribution Plans include required base contributions and discretionary contributions. Contributions to the Defined Contribution Plans for 1998, 1997 and 1996 totaled $2,661,000, $1,863,000 and
$2,676,000, respectively.

          The Company has partially self-insured medical plans (the "Medical Plans") covering certain employees. The Medical Plans limit the Company's annual obligations to fund claims to specified amounts per participant and in the aggregate. The Company is adequately insured for amounts in excess of these limits. Employees are responsible, in some instances, for payment of a portion of the premiums. During 1998, 1997 and 1996, the Company charged $2,407,000, $2,265,000 and $3,732,000, respectively, to operations related to reinsurance premiums, medical claims incurred and estimated, and administrative costs for the Medical Plans. Claims paid during 1998, 1997 and 1996 did not exceed the aggregate limits.

(12)      Commitments and Contingencies

          The Company leases certain of its real property and certain computer, manufacturing and office equipment under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum noncancelable lease payments as of December 31, 1998 were as follows:

                                                            (in thousands)
          1999..............................................    $ 4,598
          2000..............................................      3,445
          2001..............................................      3,137
          2002..............................................      2,075
          2003..............................................        968
          2004 and thereafter...............................        161
                                                                -------
                                                                $14,384
                                                                =======

          Rent expense for the years ended December 31, 1998, 1997 and 1996 totaled $4,701,000, $3,406,000 and $4,892,000, respectively.

          Tube Turns is a co-defendant in two separate lawsuits filed in 1993 and 1994, one pending in federal court and one pending in state district court in Louisiana, arising out of an explosion in a coker plant owned by Exxon Corporation located in Baton Rouge, Louisiana. The suits are being defended for Tube Turns by its insurance carrier, and the Company intends to vigorously defend its case. The Company believes that a settlement or related judgment would not result in a material loss to Tube Turns or the Company.

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          More specifically, according to the complaints, Tube Turns is the alleged manufacturer of a carbon steel pipe elbow which failed, causing the explosion which destroyed the coker plant and caused unspecified damages to surrounding property owners. One of the actions was brought by Exxon and claims damages for destruction of the plant, which Exxon estimates exceed one hundred million dollars. In this action, Tube Turns is a co-defendant with the fabricator who built the pipe line in which the elbow was incorporated and with the general contractor for the plant. The second action is a class action suit filed on behalf of the residents living around the plant and claims damages in an amount as yet undetermined. Exxon is a co-defendant with Tube Turns, the contractor and the fabricator in this action. In both actions, Tube Turns maintains that the carbon steel pipe elbow at issue was appropriately marked as carbon steel and was improperly installed, without the knowledge of Tube Turns, by the fabricator and general contractor in a part of the plant requiring a chromium steel elbow.

          The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(13)      Stock Option Plans

          The Company has certain stock compensation plans under which options to purchase common stock may be granted to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Options are exercisable in whole or in part up to two years after the date of grant and ending ten years after the date of grant. Options issued under stock compensation plans of subsidiaries prior to the Reorganization were assumed by the Company without modifying the vesting terms and conditions of the outstanding options. The number of shares issuable under options assumed pursuant to the Reorganization and the related exercise price of the outstanding options were determined in accordance with the terms of the Reorganization. The following table summarizes option activity from the effective date of the Reorganization through December 31, 1998:

                                                                                                                         Weighted
                                                                                                                         Average
                                                                                                         Exercise        Exercise
                                                                                           Shares       Price Range       Price
                                                                                         ---------    ---------------    --------
          Options assumed pursuant to the Reorganization effective March 30, 1998......    871,987    $1.72  -  31.00    $   5.33
          Granted......................................................................    379,214     7.00  -   9.13        8.68
          Exercised....................................................................     (9,688)    2.76  -   4.36        4.16
          Forfeited....................................................................    (13,125)    3.52  -  15.76        7.36
                                                                                         ---------    ---------------    --------
          Balance at December 31, 1998.................................................  1,228,388    $1.72  -  31.00    $   6.35
                                                                                         =========    ===============    ========

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          The following table summarizes certain weighted average data for options outstanding and currently exercisable at December 31, 1998:

                                                     Outstanding                          Exercisable
                                         ------------------------------------       -----------------------
                                                         Weighted Average
                                                      -----------------------                      Weighted
                                                                   Remaining                        Average
                                                      Exercise    Contractual                      Exercise
          Exercise Price Range             Shares      Price         Life              Shares        Price
          --------------------           ---------    --------    -----------       -----------    --------
          $1.72........................    156,648    $   1.72           3.73           156,648    $   1.72
          $2.76 - $4.12................    162,438        3.34           2.82           161,188        3.34
          $4.24 - $6.24................    258,396        4.71           7.17            92,317        4.83
          $6.68 - $10.00...............    600,816        8.35           6.06           261,151        7.99
          $10.52 - $15.76..............     35,983       12.48           4.35            28,033       12.23
          $16.12 - $23.00..............     10,003       18.16           7.38            10,003       18.16
          $25.52 - $31.00..............      4,104       28.86           6.16             4,104       28.86
                                         ---------    --------    -----------       -----------    --------
            Total......................  1,228,388    $   6.35           5.53           713,444    $   5.58
                                         =========    ========    ===========       ===========    ========

          The Company's stock compensation program also provides for the grant of performance-based stock options to key employees. The terms and conditions of the performance-based option grants provide for the determination of the exercise price and the beginning of the vesting period to occur when the fair market value of the Company's common stock achieves certain targeted price levels. Performance-based options to purchase 380,000 shares of common stock were granted during 1998. None of the targeted price levels of the performance-based options were achieved during 1998 and, accordingly, these options are excluded from disclosures of options outstanding at December 31, 1998. The aggregate number of shares of common stock reserved for issuance under the Company's stock compensation programs as of December 31, 1998 was 2,750,000. The aggregate number of shares available for future grant as of December 31, 1998 was 1,224,182.

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          Prior to the Reorganization, stock compensation plans were maintained for each entity. The Company used a formula price valuation as a basis for establishing a market value for stock which was not publicly traded. The following table summarizes option activity for periods prior to the
Reorganization:

                                          GFP                       Tube Turns             Bell                   GroupTech
                                -----------------------  ----------------------  ------------------------  ------------------------
                                            Exercise                 Exercise                 Exercise                   Exercise
                                             Price                    Price                    Price                      Price
                                Shares       Range       Shares       Range       Shares       Range         Shares       Range
                                -------  --------------  -------  -------------  --------  --------------  ----------  ------------
Balance at
 January 1, 1996..............   6,880   $45.99 - 73.40  55,000   $        9.05   74,650   $ 9.92 - 15.49  1,019,951   $1.67 - 7.75
Granted.......................      --               --  20,000           10.75   35,000    13.47 - 16.56    631,437    0.84 - 3.00
Exercised.....................    (280)           73.40      --              --       --               --         --             --
Forfeited.....................      --               --      --              --       --               --   (251,700)   2.35 - 6.00
Expired.......................      --               --      --              --       --               --   (150,000)          2.35
                                 -----   --------------  ------   -------------  -------   --------------  ---------   ------------
Balance at
 December 31, 1996............   6,600    45.99 - 73.40  75,000    9.05 - 10.75  109,650     9.92 - 16.56  1,249,688    0.84 - 7.75
Granted.......................      --               --      --              --       --               --    806,879    0.88 - 4.03
Exercised.....................      --               --  (5,000)           9.05  (36,350)    9.92 - 15.49       (600)          2.75
Forfeited.....................      --               --      --              --       --               --   (411,600)   1.06 - 5.25
                                 -----   --------------  ------   -------------  -------   --------------  ---------   ------------
Balance at
  December 31, 1997...........   6,600    45.99 - 73.40  70,000    9.05 - 10.75   73,300     9.92 - 16.56  1,644,367    0.84 - 7.75
Granted.......................      --               --      --              --       --               --     16,080           3.25
Exercised.....................      --               --      --              --  (10,400)            9.92   (154,000)   1.09 - 1.67
Forfeited.....................      --               --      --              --       --               --     (9,800)   1.09 - 2.75
                                 -----   --------------  ------   -------------  -------   --------------  ---------   ------------
Balance at
  March 30, 1998..............   6,600   $45.99 - 73.40  70,000   $9.05 - 10.75   62,900   $ 9.92 - 16.56  1,496,647   $0.84 - 7.75
                                 =====   ==============  ======   =============  =======   ==============  =========   ============

          The following table summarizes the weighted average exercise prices for option activity for periods prior to the Reorganization:

                                                       Tube
                                          GFP          Turns        Bell        GroupTech
                                         ------        -----       ------       ---------
     Balance at January 1, 1997.......   $48.90        $9.50       $13.24           $2.30
     Granted..........................       --           --           --            1.29
     Exercised........................       --         9.05        13.85            2.75
     Forfeited........................       --           --           --            2.23
                                         ------        -----       ------           -----
     Balance at December 31, 1997.....    48.90         9.54        12.94            1.82
     Granted..........................       --           --           --            3.25
     Exercised........................       --           --         9.92            1.06
     Forfeited........................       --           --           --            1.40
                                         ------        -----       ------           -----
     Balance at March 30, 1998.....      $48.90        $9.54       $13.45           $1.86
                                         ======        =====       ======           =====

          The Company applies APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

          Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for options granted by the Company during 1998 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

of 5.68%; expected term of 6.0 years; a volatility factor of the expected market price of the Company's common stock of 0.942 and no dividend yield. The weighted average fair value of options granted in 1998 was $6.91.

          The fair value for options granted prior to the Reorganization was estimated at the date of grant using a Black-Scholes option pricing model for options of GroupTech and the minimum value method for all other options. No dividend yield was assumed for all option grants during these periods. The following weighted average assumptions were used for option grants:

                                                     Years ended
                                                     December 31,
                                                    ---------------
                                                    1997      1996
                                                   ------    ------
     Risk-free interest rate:
      GroupTech option grants.....................   5.75%    5.88%
      GFP, Tube Turns and Bell option grants......     --     5.00%
     Expected life in years:
      GroupTech option grants.....................    3.3      2.6
      GFP, Tube Turns and Bell option grants......     --      8.2
     Expected volatility:
      GroupTech option grants.....................   1.12     0.71

          The per share weighted average fair value of options granted by GroupTech during 1997 and 1996 was $1.30 and $1.10, respectively. No options were granted by Tube Turns and Bell during 1997. The per share weighted average fair value of options granted during 1996 by Tube Turns and Bell was $3.88 and $6.64, respectively. During 1996, Bell also granted options below market price with a per share weighted average value of $5.44.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                     Years ended December 31,
                                                             --------------------------------------
                                                                1998           1997          1996
                                                             ---------      ---------      --------
                                                            (in thousands, except for per share data)
     Pro forma income (loss) from continuing operations..    $  5,989       $    546       $ (4,521)
                                                             ========       ========       ========
     Pro forma net income (loss).........................    $  5,989       $  4,363       $ (1,064)
                                                             ========       ========       ========
     Pro forma per share data:
      Income (loss) from continuing operations:
       Basic.............................................    $   0.63       $   0.06       $  (0.48)
       Diluted...........................................    $   0.61       $   0.06       $  (0.46)
      Net income (loss):
       Basic.............................................    $   0.63       $   0.46       $  (0.11)
       Diluted...........................................    $   0.61       $   0.44       $  (0.11)

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(14)   Income Taxes

          The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

          The components of income taxes related to continuing operations are as follows:

                                             Years ended December 31,
                                           ---------------------------
                                             1998      1997     1996
                                           --------  --------  -------
                                                 (in thousands)
     Current:
       Federal........................      $2,844    $1,171   $ (189)
       State..........................         441       138      407
       Other..........................          37       169      495
                                            ------    ------   ------
                                             3,322     1,478      713
     Deferred:
       Federal.......................        1,011      (251)     931
       State.........................          (22)      (84)     (30)
                                            ------    ------   ------
                                               989      (335)     901
                                            ------    ------   ------
                                            $4,311    $1,143   $1,614
                                            ======    ======   ======

          The Company files a consolidated federal income tax return which includes all subsidiaries. Income taxes paid during 1998, 1997 and 1996 totaled $5,329,000, $4,747,000 and $3,708,000, respectively. Income tax refunds received during 1997 totaled $1,373,000. At December 31, 1998, the Company had state net operating loss carryforwards in the aggregate of approximately $19,200,000 with various expiration dates.

          The following is a reconciliation of income tax expense to that computed by applying the federal statutory rate of 34% to income before income taxes, minority interests and discontinued operations:

                                                                      Years ended December 31,
                                                                -----------------------------------
                                                                 1998          1997          1996
                                                                -------      --------      --------
                                                                         (in thousands)
Federal tax at the statutory rate.............................  $3,997       $    691      $   (897)
State income taxes, net of federal tax benefit................     291             47           372
Foreign income taxes..........................................      --            152           481
State tax net operating loss carryforward.....................     (66)           (29)         (671)
Change in valuation allowance for deferred tax asset..........    (882)           247         1,144
Other.........................................................     971             35         1,185
                                                                ------       --------      --------

                                                                $4,311       $  1,143      $  1,614
                                                                ======       =========      ========

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          Deferred income tax assets and liabilities are as follows:

                                                                               December 31,
                                                                           --------------------
                                                                             1998         1997
                                                                           -------      -------
                                                                              (in thousands)
          Deferred tax assets:
            Compensation and benefit accruals............................  $ 1,026      $ 1,381
            Inventory valuation..........................................      857        1,251
            Net operating loss carryforward..............................    1,041          975
            Accounts receivable allowance................................      310          194
            Defined benefit pension plan.................................    1,629        1,361
            Other........................................................    1,405        2,514
                                                                           -------      -------
                                                                             6,268        7,676
            Valuation allowance..........................................   (5,876)      (6,758)
                                                                           -------      -------
                                                                               392          918
          Deferred tax liabilities:
            Stock issuance by subsidiary.................................       --       (5,051)
            Depreciation.................................................   (1,148)        (685)
            Contract provisions..........................................     (194)        (194)
                                                                           -------      -------
                                                                            (1,342)      (5,930)
                                                                           -------      -------
          Net deferred tax liability....................................   $  (950)     $(5,012)
                                                                           =======      =======

          The valuation allowance for deferred tax assets decreased by $882,000 in 1998. The decrease was the result of net changes in temporary differences. Deferred tax liabilities decreased by $4,588,000 in 1998, primarily due to the reversal of the deferred tax liability attributable to the issuance of common stock by GroupTech in its initial public offering in 1994. The taxable temporary difference which gave rise to this liability is not expected to occur as a result of the Reorganization and was therefore eliminated in accounting for the Reorganization. The valuation allowance for deferred tax assets increased by $247,000 and $1,144,000 in 1997 and 1996, respectively. The valuation allowance is recorded on the Company's deferred tax assets to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

(15)      Pro Forma Net Income Per Common Share

          For periods ended prior to the Reorganization, shares used in computing pro forma basic and pro forma diluted net income per common share include the outstanding shares of Sypris common stock as of the date of the Reorganization and the dilution associated with common stock options issued prior to the Reorganization. For the year ended December 31, 1998, the computation also gives effect to the dilution associated with the issuance of common stock options subsequent to the Reorganization. Additionally, earnings used in the computation of pro forma per share amounts for income from continuing operations and net income for periods ended prior to the Reorganization have been adjusted to exclude the minority interests reflected in the historical financial statements of GFP.

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The following table presents information necessary to calculate pro forma net income per common share for the years ended December 31, 1998, 1997 and 1996:

                                                                                     Years ended December 31,
                                                                              --------------------------------------
                                                                                 1998           1997         1996
                                                                              ----------     ----------   ----------
                                                                            (in thousands, except for per share data)
     Pro forma shares outstanding:
      Weighted average shares outstanding...................................       9,438          9,424        9,424
      Effect of dilutive employee stock options.............................         355            402          402
                                                                              ----------     ----------   ----------
      Adjusted weighted average shares outstanding and assumed conversions..       9,793          9,826        9,826
                                                                              ==========     ==========   ==========
     Income applicable to pro forma common stock:
      Income (loss) from continuing operations..............................  $    7,446     $    1,527   $   (2,536)
      Discontinued operations...............................................          --          3,817        3,457
                                                                              ----------     ----------   ----------
      Net income............................................................       7,446          5,344          921
      Minority interests in losses of consolidated subsidiaries.............          --           (639)      (1,716)
                                                                              ----------     ----------   ----------
      Net income (loss) applicable to pro forma common stock................  $    7,446     $    4,705   $     (795)
                                                                              ==========     ==========   ==========
     Pro forma income per common share:
      Basic income per common share:
       Income (loss) from continuing operations.............................  $     0.79     $     0.09   $    (0.45)
       Discontinued operations..............................................          --           0.41         0.37
                                                                              ----------     ----------   ----------
       Net income (loss) per common share...................................  $     0.79     $     0.50   $    (0.08)
                                                                              ==========     ==========   ==========
      Diluted income per common share:
       Income (loss) from continuing operations.............................  $     0.76     $     0.09   $    (0.43)
       Discontinued operations..............................................          --           0.39         0.35
                                                                              ----------     ----------   ----------
       Net income (loss) per common share...................................  $     0.76     $     0.48   $    (0.08)
                                                                              ==========     ==========   ==========

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(16)      Segment Information

          The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. The following presents financial information for the reportable segments of the Company for the three years ended December 31, 1998. There was no intersegment net revenue recognized for all years presented.

                                                              Years ended December 31,
                                                        ------------------------------------
                                                           1998         1997         1996
                                                        ----------   ----------   ----------
                                                                   (in thousands)
          Net revenue from unaffiliated customers:
            Electronics Group........................   $  174,396   $  185,854   $  283,915
            Industrial Group.........................       37,229       31,501       24,683
                                                        ----------   ----------   ----------
                                                        $  211,625   $  217,355   $  308,598
                                                        ==========   ==========   ==========
          Gross profit:
            Electronics Group........................   $   41,400   $   27,079   $   27,332
            Industrial Group.........................        6,523        5,056        3,051
                                                        ----------   ----------   ----------
                                                        $   47,923   $   32,135   $   30,383
                                                        ==========   ==========   ==========
          Operating income:
            Electronics Group........................   $   11,207   $    2,501   $    1,251
            Industrial Group.........................        4,329        2,456        1,377
            General, corporate and other.............       (2,685)      (3,172)      (2,115)
                                                        ----------   ----------   ----------
                                                        $   12,851   $    1,785   $      513
                                                        ==========   ==========   ==========
          Total assets:
            Electronics Group........................   $   90,174   $   97,978   $   97,160
            Industrial Group.........................       18,905       16,946       16,221
            General, corporate and other.............       12,742        6,811        7,485
            Discontinued operations..................           --           --       15,495
            Eliminations.............................         (702)      (1,127)      (3,401)
                                                        ----------   ----------   ----------
                                                        $  121,119   $  120,608   $  132,960
                                                        ==========   ==========   ==========
          Depreciation and amortization:
            Electronics Group........................   $    5,933   $    6,111   $    7,033
            Industrial Group.........................          825          816          629
            General, corporate and other.............          151           93           56
            Discontinued operations..................           --          379        2,179
                                                        ----------   ----------   ----------
                                                        $    6,909   $    7,399   $    9,897
                                                        ==========   ==========   ==========
          Capital expenditures:
            Electronics Group........................   $    4,598   $    3,329   $    5,266
            Industrial Group.........................        1,185        2,294        1,614
            General, corporate and other.............           62          108           29
            Discontinued operations..................           --           15          457
                                                        ----------   ----------   ----------
                                                        $    5,845   $    5,746   $    7,366
                                                        ==========   ==========   ==========

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          The Company attributes net revenue to countries based upon the location of its operations. Prior to June 30, 1997, the Company's Electronics Group had operations in Latin America (see Note 3). The Company's assets since that date are located exclusively in the United States. Export sales from the United States totaled $25,551,000, $22,717,000 and $15,405,000 in 1998, 1997 and
1996, respectively. Following is geographic information regarding the Company's net revenue:


                                                     Years ended December 31,
                                              --------------------------------------
                                                 1998          1997          1996
                                              ----------    ----------    ----------
                                                            (in thousands)

          United States....................   $  211,625    $  200,424    $  250,141
          Latin America....................           --        16,931        58,457
                                              ----------    ----------    ----------
                                              $  211,625    $  217,355    $  308,598
                                              ==========    ==========    ==========

(17)      Discontinued Operations

          The Company formerly owned various commercial office buildings, industrial buildings and land (the "Real Estate Group"). The assets of the Real Estate Group were divested in a series of transactions beginning in October 1995 and ending in February 1997. The Real Estate Group is accounted for as a discontinued operation and, accordingly, the results of operations and related gain on the disposal are segregated in the accompanying consolidated statements of operations. The Company received proceeds from the sale of the real estate of $21,200,000 and $3,900,000 in 1997 and 1996, respectively. The majority of the proceeds were used to repay mortgages on the related real estate properties.

(18)      Quarterly Financial Information (Unaudited)

          The following is an analysis of certain items in the consolidated statements of operations by quarter for the years ended December 31, 1998 and 1997:


                                                               1998                                 1997
                                                ----------------------------------  ------------------------------------
                                                 First   Second    Third   Fourth    First    Second    Third    Fourth
                                                -------  -------  -------  -------  -------   -------  -------   -------
                                                                (in thousands, except for per share data)
Net revenue...................................  $55,490  $55,196  $46,936  $54,003  $49,350   $62,134  $47,752   $58,119
Gross profit..................................   10,912   13,152   10,960   12,899    5,888     9,325    7,376     9,546
Operating income (loss).......................    2,093    3,772    3,299    3,687     (829)    1,380     (403)    1,637
Income (loss) from continuing operations......    1,061    2,087    1,919    2,379     (507)      685    1,856      (507)
Net income (loss).............................    1,061    2,087    1,919    2,379    3,409       685    1,805      (555)
Pro forma per share data:
 Income (loss) from continuing operations:
  Basic.......................................     0.11     0.22     0.20     0.25    (0.13)     0.05     0.22     (0.05)
  Diluted.....................................     0.11     0.21     0.20     0.24    (0.12)     0.04     0.21     (0.04)
 Net income (loss):
  Basic.......................................     0.11     0.22     0.20     0.25     0.29      0.05     0.21     (0.05)
  Diluted.....................................     0.11     0.21     0.20     0.24     0.29      0.04     0.20     (0.05)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Section 16(a) Beneficial Ownership Reporting Compliance," "Election of Directors," and "Executive Officers," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 11.  Executive Compensation

     The information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Election of Directors - Board of Directors and Committees of the Board," "Compensation of Directors," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Performance Graph," and "Executive Compensation," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required herein is incorporated by reference from the section of the Company's Proxy Statement titled "Security Ownership of Certain Beneficial Owners and Management," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 13.  Certain Relationships and Related Transactions

     The information required herein is incorporated by reference from the section of the Company's Proxy Statement titled "Certain Relationships and Related Transactions," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this Report:

          1.  Financial Statements

     The financial statements as set forth under Item 8 of this report on Form 10-K are included.

          2.  Financial Statement Schedules

              Schedule II - Valuation and Qualifying Accounts

     All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

          3.  Exhibits


Exhibit
Number   Note   Description
-------  ----   -----------
   2     (10)   Fourth Amended and Restated Agreement and Plan of Reorganization
                dated February 5, 1998 by and among Group Financial Partners,
                Inc., Group Technologies Corporation, Bell Technologies, Inc.
                and Tube Turns Technologies, Inc.


   2.1   (1)    Purchase and Sale Agreement among Honeywell Inc., Defense
                Communications Products Corporation (prior name of Group
                Technologies Corporation), and Group Financial Partners, Inc.
                dated May 21, 1989.

   2.2   (1)    Purchase and Sale Agreement among Alliant Techsystems Inc., MAC
                Acquisition I, Inc. and Group Technologies Corporation dated
                December 31, 1992.

   2.3   (1)    Purchase and Sale Agreement among Philips Electronic North
                America Corporation and Group Technologies Corporation dated
                June 25, 1993.

   2.4   (6)    Stock and Asset Purchase and Sale Agreement among Group
                Technologies Corporation, Group Technologies Mexican Holding
                Company, SCI Systems, Inc., SCI Systems de Mexico S.A. de C.V.
                and SCI Holdings, Inc. dated June 30, 1997.

   2.5   (14)   Asset Purchase Agreement among Datatape Incorporated, Delta
                Tango, Inc., Metrum-D, Inc., Impactdata, Inc. and M. Stuart
                Millar dated November 12, 1997.

   3.1   (12)   Certificate of Incorporation of the Company.

   3.2   (13)   Bylaws of the Company.

   4.1          Specimen common stock certificate.

   4.2   (11)   Agreement and Plan of Merger dated September 22, 1997 by and between Group Technologies Corporation and Sypris Solutions,
                Inc.

  10.1   (7)    1997A Amended and Restated Loan Agreement between Bank One,
                Kentucky, NA, BT Holdings, Inc., Bell Technologies, Inc., Tube
                Turns Technologies, Inc., Group Technologies Corporation,
                Metrum-D, Inc. and Group Financial Partners, Inc. dated November
                1, 1997 and effective November 14, 1997.

10.1.1   (8)    1998A Amendment to Loan Documents, dated January 16, 1998.

10.1.2  (14)    1998B Amendment to Loan Documents, dated February 18, 1998.

  10.2   (1)    Form of U.S. Government Award/Contract.

  10.3   (1)    Master Lease Agreement between General Electric Capital
                Corporation and Group Technologies Corporation dated April 1,
                1993.


10.4     (1)    Lease between John Hancock Mutual Life Insurance Company and
                Honeywell, Inc. dated April 27, 1979; related Notice of
                Assignment from John Hancock Mutual Life Insurance Company to
                Sweetwell Industrial Associates, L.P., dated July 10, 1986;
                related Assignment and Assumption of Lease between Honeywell,
                Inc. and Defense Communications Products Corporation (prior name of Group Technologies Corporation) dated May 21, 1989; and
                related Amendment I to Lease Agreement between Sweetwell
                Industries Associates, L.P. and Group Technologies Corporation
                dated October 25, 1991, regarding Tampa industrial park
                property.


10.5     (14)   Lease between Metrum-Datatape, Inc. (assignee of Metrum, Inc.)
                and Alliant Techsystems, Inc. dated March 29, 1993 and amended
                July 29, 1993, May 2, 1994, November 14, 1995, December 4, 1996
                and February 12, 1998 regarding 4800 East Dry Creek Road
                Property.

10.6     (14)   Sublease between Pharmacia & Upjohn Company and Metrum-D, Inc.
                dated November 14, 1997.

10.7     (3)    Sypris Solutions, Inc. Stock Option Plan, Restated effective
                December 17, 1996, dated January 22, 1990.

10.8     (15)   Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees
                as Amended and Restated effective July 1, 1998, dated October
                27, 1994.

10.9     (14)   Sypris Solutions, Inc. Share Performance Program For Stock
                Option Grants dated July 1, 1998.

10.10 Sypris Solutions, Inc. Independent Directors' Stock Option Plan as Amended and Restated effective February 23, 1999, dated
                October 27, 1994.

10.11    (14)   Sypris Solutions, Inc. Independent Directors Compensation
                Program Amended and Restated on April 28, 1998, dated September
                1, 1995.

10.12 Sypris Solutions, Inc. Profit Sharing Bonus Plan, effective as of January 2, 1999.

10.13 Group Technologies Corporation Profit Sharing Bonus Plan, effective as of January 2, 1999.

10.14 Tube Turns Technologies, Inc. Profit Sharing Bonus Plan, effective as of January 2, 1999.

10.15    (14)   Group Financial Partners, Inc. Profit Sharing Bonus Plan,
                effective as of January 2, 1998.

10.16    (2)    Group Technologies Corporate Management Deferred Compensation
                Plan Restated effective October 16, 1995, dated August 29, 1995.

10.17    (9)    Separation letter agreement dated December 10, 1996 between
                Group Technologies Corporation and Carl P. McCormick.

10.18    (4)    Stock Purchase Right Agreement dated April 7, 1997 between Group
                Technologies Corporation and Thomas W. Lovelock.

10.19    (5)    Employment Agreement by and between Group Technologies
                Corporation and Thomas W. Lovelock dated June 23, 1997.

  21            Subsidiaries of the Company.

  23            Consent of Ernst & Young LLP, independent auditors.

  27            Financial Data Schedule.

------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326).

(2) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended October 2, 1995 filed on November 15, 1995.

      (3) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997.

      (4) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 30, 1997 filed on May 14, 1997.

      (5) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 29, 1997 filed on August 13, 1997.

      (6) Incorporated by reference to the Company's Form 8-K filed on July 15, 1997.

      (7) Incorporated by reference to Exhibit 10.4.5 included in the Company's Registration Statement on Form S-4/A filed February 12, 1998
           (No. 333-20299).

      (8) Incorporated by reference to Exhibit 10.4.6 included in the Company's Registration Statement on Form S-4/A filed February 12, 1998
           (No. 333-20299).

      (9) Incorporated by reference to Exhibit 10.31 included in the Company's Registration Statement on Form S-4/A filed February 12, 1998
           (No. 333-20299).

     (10) Incorporated by reference to Appendix A to the Prospectus included in the Company's Registration Statement on Form S-4/A filed February 12, 1998 (No. 333-20299).

     (11) Incorporated by reference to Appendix G to the Prospectus included in the Company's Registration Statement on Form S-4/A filed February 12, 1998 (No. 333-20299).

     (12) Incorporated by reference to Appendix H to the Prospectus included in the Company's Registration Statement on Form S-4/A filed February 12, 1998 (No. 333-20299).

     (13) Incorporated by reference to Appendix I to the Prospectus included in the Company's Registration Statement on Form S-4/A filed February 12, 1998 (No. 333-20299).

     (14) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998.

     (15) Incorporated by reference to the Company's Form S-8 filed on September 2, 1998.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 1999.

                                               SYPRIS SOLUTIONS, INC.
                                                    (Registrant)

                                                 /s/ Jeffrey T. Gill
                                     -----------------------------------------
                                                  (Jeffrey T. Gill)
                                        President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 1999:


              /s/ Robert E. Gill                Chairman of the Board
            ------------------------
               (Robert E. Gill)


              /s/ Jeffrey T. Gill               President, Chief Executive Officer and Director
            ------------------------
               (Jeffrey T. Gill)


              /s/ David D. Johnson              Vice President and Chief Financial Officer
            ------------------------            (Principal Financial Officer)
               (David D. Johnson)

              /s/ Anthony C. Allen              Vice President and Controller
            ------------------------            (Principal Accounting Officer)
               (Anthony C. Allen)

              /s/ Henry F. Frigon               Director
            ------------------------
               (Henry F. Frigon)


              /s/ R. Scott Gill                 Director
            ------------------------
               (R. Scott Gill)


              /s/ William L. Healey             Director
            ------------------------
               (William L. Healey)


              /s/ Roger W. Johnson              Director
            ------------------------
               (Roger W. Johnson)


              /s/ Sidney R. Petersen            Director
            ------------------------
               (Sidney R. Petersen)


              /s/ Robert Sroka                  Director
            ------------------------
               (Robert Sroka)


                                                                     SCHEDULE II

                    SYPRIS SOLUTIONS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                Balance at     Charged to                      Balance at
                                                                Beginning      Costs and                         End of
                                                                of Period       Expenses       Deductions        Period
                                                                ----------     ----------     ------------     ----------
                                                                                    (in thousands)
Allowance for doubtful accounts:
Year ended December 31, 1998..................................      $1,097         $  135       $  (396)(1)        $  836
                                                                    ======         ======       ========           ======
Year ended December 31, 1997..................................      $2,011         $  718       $(1,632)(1)        $1,097
                                                                    ======         ======       ========           ======
Year ended December 31, 1996..................................      $1,090         $1,208       $  (287)(1)        $2,011
                                                                    ======         ======       ========           ======
Reserve for inactive, obsolete and unsalable
  inventory:

Year ended December 31, 1998..................................      $5,769         $  851       $(2,596)(2)        $4,024
                                                                    ======         ======       ========           ======
Year ended December 31, 1997..................................      $6,531         $2,130       $(2,892)(2)        $5,769
                                                                    ======         ======       ========           ======
Year ended December 31, 1996..................................      $8,563         $4,106       $(6,138)(2)        $6,531
                                                                    ======         ======       ========           ======

(1)  Uncollectible accounts written off.
(2)  Inactive, obsolete and unsalable inventory written off.