Form 10-Q
period 1999-03-28
SYPRIS SOLUTIONS INC
filed 1999-04-27
CIK 864240

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

(Mark One)

    X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ------   Exchange Act of 1934. For the quarterly period ended March 28, 1999.

                                      or

  ------ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________________ to ________________.

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

                          --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ----    ----

As of April 16, 1999 the Registrant had 9,459,584 shares of Common Stock outstanding.

                                     INDEX

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Operations for the Three
                   Months Ended March 28, 1999 and March 29, 1998 .............2

                  Consolidated Balance Sheets at March 28, 1999 and
                   December 31, 1998 ..........................................3

                  Consolidated Statements of Cash Flows for the Three
                   Months Ended March 28, 1999 and March 29, 1998 .............4

                  Notes to Consolidated Financial Statements ..................5

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ........................8

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K ...........................12

Signatures ...................................................................13

Part I.  Financial Information
Item 1.  Financial Statements

                             Sypris Solutions, Inc.

                     Consolidated Statements of Operations
                   (in thousands, except for per share data)

                                                        Three Months Ended
                                                       ---------------------
                                                       March 28,   March 29,
                                                         1999        1998
                                                       ---------   ---------
                                                            (Unaudited)
Net revenue.........................................     $44,898     $55,490
Cost of sales.......................................      35,178      44,578
                                                         -------     -------
  Gross profit......................................       9,720      10,912
Selling, general and administrative expense.........       5,442       7,160
Research and development............................       1,603       1,506
Amortization of intangible assets...................         243         153
                                                         -------     -------
  Operating income..................................       2,432       2,093
Interest expense, net...............................         298         460
Other income, net...................................        (105)       (127)
                                                         -------     -------
Income before income taxes..........................       2,239       1,760
Income tax expense..................................         706         699
                                                         -------     -------
Net income..........................................     $ 1,533     $ 1,061
                                                         =======     =======
Net income per common share:
  Basic.............................................     $  0.16     $  0.11
  Diluted...........................................     $  0.16     $  0.11
Shares used in computing per common share amounts:
  Basic.............................................       9,452       9,424
  Diluted...........................................       9,763       9,826

   The accompanying notes are an integral part of the consolidated financial statements.

                            Sypris Solutions, Inc.

                          Consolidated Balance Sheets
                     (in thousands, except for share data)

                                                      March 28,    December 31,
                                                        1999           1998
                                                      ---------    ------------
                                                     (Unaudited)
                      Assets
Current assets:
 Cash and cash equivalents........................... $ 10,743       $ 12,387
 Accounts receivable, net............................   25,737         26,283
 Inventory, net......................................   41,950         38,465
 Other current assets................................    1,452          1,724
                                                      --------       --------

  Total current assets...............................   79,882         78,859

Property, plant and equipment, net...................   28,059         27,535

Intangible assets, net...............................   11,822         12,075

Other assets.........................................    2,655          2,650
                                                      --------       --------

                                                      $122,418       $121,119
                                                      ========       ========

        Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable.................................... $ 13,435       $ 13,004
 Accrued liabilities.................................   21,952         23,651
 Current portion of long-term debt...................   11,658         10,083
                                                      --------       --------

  Total current liabilities..........................   47,045         46,738

Long-term debt.......................................   18,500         18,500
Other liabilities....................................    5,957          6,522
                                                      --------       --------

  Total liabilities..................................   71,502         71,760

Shareholders' equity:
 Preferred stock, no par value, 1,000,000 shares
  authorized; no shares issued.......................       --             --
 Common stock, non-voting, par value $.01 per share,
  10,000,000 shares authorized; no shares issued.....       --             --
 Common stock, par value $.01 per share, 20,000,000
  shares authorized; 9,457,584 and 9,450,593 shares
  issued and outstanding in 1999 and 1998,
  respectively..... .................................       95             95
 Additional paid-in capital..........................   23,262         23,238
 Retained earnings...................................   28,853         27,320
 Accumulated other comprehensive income..............   (1,294)        (1,294)
                                                      --------       --------

  Total shareholders' equity.........................   50,916         49,359
                                                      --------       --------

                                                      $122,418       $121,119
                                                      ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            Sypris Solutions, Inc.

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                                   Three Months Ended
                                                                                                 ----------------------
                                                                                                  March 28,   March 29,
                                                                                                     1999       1998
                                                                                                  ---------   ---------
                                                                                                       (Unaudited)
Cash flows from operating activities:
 Net income...................................................................................     $ 1,533     $ 1,061
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization..............................................................       1,811       1,746
   Other noncash (credits) charges............................................................        (125)         92
   Changes in operating assets and liabilities:
    Accounts receivable.......................................................................         710      (1,611)
    Inventory.................................................................................      (3,698)      3,678
    Other current and noncurrent assets.......................................................        (284)        159
    Accounts payable..........................................................................         431        (924)
    Accrued and other liabilities.............................................................      (1,394)       (452)
                                                                                                   -------     -------

     Net cash (used in) provided by operating activities......................................      (1,016)      3,749

Cash flows from investing activities:
 Capital expenditures.........................................................................      (1,893)       (383)
 Other........................................................................................        (334)       (513)
                                                                                                   -------     -------

     Net cash used in investing activities....................................................      (2,227)       (896)

Cash flows from financing activities:
 Net borrowings (repayments) under revolving credit agreements................................       1,593        (445)
 Principal payments on long-term debt.........................................................         (18)        (74)
 Proceeds from issuance of common stock.......................................................          24          24
                                                                                                   -------     -------

     Net cash provided by (used in) financing activities......................................       1,599        (495)
                                                                                                   -------     -------

Net (decrease) increase in cash and cash equivalents..........................................      (1,644)      2,358

Cash and cash equivalents at beginning of period..............................................      12,387       9,836
                                                                                                   -------     -------

Cash and cash equivalents at end of period....................................................     $10,743     $12,194
                                                                                                   =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                            Sypris Solutions, Inc.

                  Notes to Consolidated Financial Statements

(1)  Organization

     Sypris Solutions, Inc. ("Sypris" or the "Company") is a Delaware corporation which was organized in 1997 and began business on March 30, 1998 with the completion of the merger of Group Financial Partners, Inc. ("GFP") and two of its subsidiaries, Bell Technologies, Inc. ("Bell") and Tube Turns Technologies, Inc. ("Tube Turns"), with and into Group Technologies Corporation ("GroupTech"), a Nasdaq-traded company in which GFP owned an approximate 80% interest. Effective immediately thereafter, GroupTech was merged with and into Sypris, a subsidiary created to accomplish the reincorporation in Delaware. As a result of these and other transactions (collectively referred to herein as the "Reorganization"), Sypris became the holding company for Bell, GroupTech, Tube Turns and Metrum-Datatape, Inc. ("Metrum-Datatape"), a wholly-owned subsidiary of GFP prior to the Reorganization, and succeeded to the listing of GroupTech on the Nasdaq Stock Market under the new symbol SYPR. In connection with the Reorganization, a one-for-four reverse stock split was effected for shareholders of record as of March 30, 1998. All references in the unaudited consolidated financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the decreased number of shares outstanding.

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

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Sypris and its subsidiaries and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended March 28, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1998 as presented in the Company's annual report on Form 10-K.

     The historical financial statements presented in this report for the period ended March 29, 1998 are the consolidated financial statements of GFP, since GFP is deemed to be the acquirer from an accounting point of view as a result of the Reorganization. Certain amounts in the Company's 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

(3)  Net Income per Common Share

     For the three months ended March 29, 1998, shares used in computing basic and diluted net income per common share include the outstanding shares of Sypris common stock as of the date of the Reorganization and the dilution associated with common stock options issued prior to the Reorganization.

     There were no adjustments required to be made to net income for purposes of computing basic and diluted net income per common share. A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per common share is as follows (in thousands):

                                                                                                          Three Months Ended
                                                                                                        -----------------------
                                                                                                        March 28,     March 29,
                                                                                                          1999          1998
                                                                                                        ---------     ---------
                                                                                                               (Unaudited)
  Shares used to compute basic net income per common share...........................................      9,452         9,424
  Dilutive effect of stock options...................................................................        311           402
                                                                                                         -------       -------
  Shares used to compute diluted net income per common share.........................................      9,763         9,826
                                                                                                         =======       =======

(4)  Inventory

     Inventory consists of the following (in thousands):

                                                                                                        March 28,    December 31,
                                                                                                          1999           1998
                                                                                                       -----------   ------------
                                                                                                       (Unaudited)
  Raw materials......................................................................................    $14,148       $15,697
  Work-in-process....................................................................................     14,597        12,447
  Finished Goods.....................................................................................      1,206         2,478
  Costs relating to long-term contracts and programs, net of amounts attributed to revenue
   recognized to date................................................................................     19,244        16,700
  Progress payments related to long-term contracts and programs......................................     (2,596)       (4,224)
  LIFO reserve.......................................................................................       (609)         (609)
  Reserve for excess and obsolete inventory..........................................................     (4,040)       (4,024)
                                                                                                         -------       -------
                                                                                                         $41,950       $38,465
                                                                                                         =======       =======

(5)  Segment Data

     The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized for all periods presented. The following table presents financial information for the reportable segments of the Company for the three months ended March 28, 1999 and March 29, 1998 (in thousands):

                                                       Three Months Ended
                                                   --------------------------
                                                    March 28,       March 29,
                                                      1999            1998
                                                   ----------       ---------
                                                           (Unaudited)
    Net revenue from unaffiliated customers:
     Electronics Group.........................      $35,521         $46,886
     Industrial Group..........................        9,377           8,604
                                                     -------         -------
                                                     $44,898         $55,490
                                                     =======         =======
    Gross profit:
     Electronics Group.........................      $ 7,883         $ 9,473
     Industrial Group..........................        1,837           1,439
                                                     -------         -------
                                                     $ 9,720         $10,912
                                                     =======         =======
    Operating income:
     Electronics Group.........................      $ 1,816         $ 2,042
     Industrial Group..........................        1,334             992
     General, corporate and other..............         (718)           (941)
                                                     -------         -------
                                                     $ 2,432         $ 2,093
                                                     =======         =======

(6)  Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain financial data, expressed as a percentage of net revenue, from the Company's Consolidated Statements of Operations for the three months ended March 28, 1999 and March 29, 1998.

                                               Three Months Ended
                                               -------------------
                                               March 28, March 29,
                                                 1999      1998
                                               --------- ---------
Net revenue..................................   100.0%     100.0%
Cost of sales................................    78.4       80.3
                                                -----      -----

Gross profit.................................    21.6       19.7

Selling, general and administrative expense..    12.1       12.9
Research and development.....................     3.6        2.7
Amortization of intangible assets............     0.5        0.3
                                                -----      -----

Operating income.............................     5.4%       3.8%
                                                =====      =====

Net income...................................     3.4%       1.9%
                                                =====      =====

     For reporting purposes, the operations of Bell, GroupTech and Metrum-Datatape are included in the Electronics Group, and Tube Turns' operations are included in the Industrial Group. Segment discussion is included in the following discussion and analysis of the Company's consolidated results of operations.

     Net revenue for the first quarter of 1999 was $44.9 million, a decrease of $10.6 million, or 19.1%, from $55.5 million for the first quarter of 1998. For the first quarter of 1999, the Electronics Group experienced a decrease in net revenue of $11.4 million, while the Industrial Group experienced an increase of $0.8 million, compared to the year-earlier period. The $11.4 million decrease in the Electronics Group's net revenue for the first quarter of 1999 was primarily attributable to reduced volume on manufacturing services contracts. Although backlog for the Electronics Group, at the beginning of 1999 was up 24.1% to $95.2 million from the beginning of 1998, the shipment schedules on certain contracts awarded in the fourth quarter of 1998 are not expected to begin until the second half of 1999. Product sales for the comparable year-to-year periods also decreased due to reduced customer demand in the domestic and international markets. The $0.8 million increase in the Industrial Group's net revenue for the first quarter of 1999 resulted primarily from an increase in shipments to a customer based upon their continued commitment to use the Company as its sole source for truck axles in its North American market. The positive momentum from the truck axle shipments was partially offset by soft demand for certain products in Asia and South America, as well as with customers in the oil and gas industry.

     Gross profit for the first quarter of 1999 was $9.7 million, a decrease of $1.2 million, or 11.0%, compared to $10.9 million for the first quarter of 1998. The Electronics Group's gross profit for the first quarter of 1999 was $7.9 million, a decrease of $1.6 million, or 16.8%, compared to $9.5 million for the first quarter of 1998. The $1.6 million decrease in the Electronics Group's gross profit is primarily attributable to the reduced level of net revenue described above. The Electronics Group's gross profit percentage increased to 22.2% in the first quarter of 1999 from 20.2% for the comparable period in 1998. The margin improvement primarily reflects a more favorable revenue mix, as product sales and technical services accounted for a greater percentage of the Electronics Group's net revenue in the first quarter of 1999 as compared to 1998. The Industrial Group's gross profit for the first quarter of 1999 was $1.8 million, an increase of $0.4 million, or 27.7%, compared to $1.4 million for the first quarter of 1998. Cost reductions on certain programs and management control over manufacturing overhead spending resulted in an improvement in gross profit percentage to 19.6% in the first quarter of 1999 from 16.7% for the comparable period in 1998.

     Selling, general and administrative expense for the first quarter of 1999 was $5.4 million, a decrease of $1.8 million, or 24.0%, compared to $7.2 million for the first quarter of 1998. The decrease is primarily comprised of various expense reductions in the Electronics Group which totaled $1.6 million. Expense reductions related to the decrease in net revenue and gross profit include selling, incentive and travel expense. Workforce reductions and the consolidation of certain functional activities during 1998 further contributed to the expense reductions. The first quarter of 1998 also included professional fees and other costs associated with the Reorganization which were nonrecurring.

     Research and development expense for the first quarter of 1999 was $1.6 million, an increase of $0.1 million, or 6.4%, compared to $1.5 million for the first quarter of 1998. This increase was generated by the Electronics Group, and reflects management's continued support and investment in the data acquisition, storage and analysis product lines.

     Amortization of intangible assets for the first quarter of 1999 was $243,000, an increase of $90,000, or 58.8% compared to $153,000 for the first quarter of 1998. This increase resulted from the amortization of goodwill recorded in connection with the Reorganization.

     Interest expense for the first quarter of 1999 was $0.3 million, a decrease of $0.2 million, or 35.2%, from $0.5 million for the first three months of 1998. This decrease is primarily due to a reduction in the weighted average debt outstanding coupled with a reduction in the Company's overall costs of borrowing. The reduction in the weighted average debt outstanding resulted primarily from the utilization of cash flow from operations in the second half of 1998 to reduce outstanding borrowings. The overall cost of borrowing was reduced as a result of the decline in the interest rates at which the Company borrows under its consolidated credit facility.

     Income tax expense, on an interim basis, is provided for at the anticipated effective tax rate for the year.

Liquidity, Capital Resources and Financial Condition

     Net cash used by operating activities totaled $1.0 million for the first quarter of 1999, compared to net cash provided by operating activities of $3.7 million for the comparable period of 1998. During the quarter ended March 28, 1999, the Company's inventory balance increased $3.7 million. Inventory in the Electronics Group and Industrial Group, increased $2.8 million and $0.9 million, respectively, during the quarter ended March 28, 1999. These increases were caused primarily by the acquisition of inventory to satisfy material requirements for contracts either currently in progress or contracts that are anticipated to begin in the second quarter of 1999.

     Net cash used in investing activities was $2.2 million for the first quarter of 1999, compared to $0.9 million for the comparable period in 1998. This change primarily resulted from the increased levels of capital expenditures in both the Electronics Group and the Industrial Group, which totaled $1.1 million and $0.8 million, respectively. Capital expenditures for the Electronics Group include information system upgrades and replacements as well as manufacturing, assembly and test equipment. The Industrial Group's capital expenditures relate primarily to increasing production capacity in order to properly meet the expanding needs of its customer base.

     Net cash provided by financing activities totaled $1.6 million during the first quarter of 1999 compared to net cash used in financing activities of $0.5 million during the comparable period of 1998. During the quarter ended March 28, 1999, the Company's net borrowings under its revolving credit facilities increased approximately $1.6 million in order to fund its operating and investing needs.

     Under the terms of the credit agreement between the Company and its bank, the Company had total availability for borrowings and letters of credit under its revolving credit facility of $11.5 million at March 28, 1999. Maximum borrowings on the revolving credit facility are $30.0 million, subject to a $5.0 million limit for letters of credit.

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

     Beginning in 1998, the Company began a program of reviewing its enterprise resource planning ("ERP") systems to reduce the number of ERP systems utilized across its business units and improve overall access to information. During 1998, the Company selected three primary ERP systems and is in the process of implementing the upgrades or conversions for these new systems. All new ERP systems are Year 2000 compliant, and the implementations have been completed or are scheduled for completion at various dates through the third quarter of 1999. The Company has a contingency plan for the implementation of one ERP system, which provides for a Year 2000 compliance patch to its current system in the event an unforeseen problem is encountered during the total system conversion. The installation of the Year 2000 compliance patch is expected to take place in the second quarter of 1999.

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

     A detailed assessment of all significant non-IT systems has been completed. The Company has identified the critical non-IT systems, which includes microcontroller based systems and other devices with embedded chips used in the engineering, manufacturing and testing processes and expects to complete the assessment, testing and remediation on the critical systems by the second quarter of 1999. Completion of testing and remediation on certain of the lower priority non-IT systems will continue during the second and third quarters of 1999. The Company is also reviewing telephone, security, HVAC and other facility related systems and will complete the testing and remediation of these systems by the second quarter of 1999.

     The Company has identified and is communicating with customers, suppliers and other critical service providers to determine if entities with which the Company transacts business have an effective plan in place to address the Year 2000 issue, and to determine the extent of the Company's vulnerability to the failure of first parties to remediate their own Year 2000 issue. The Company is relying on statements from its service and goods suppliers and is not auditing suppliers' preparation plans. Risks associated with this approach are being identified and contingency plans will be developed as needed.

     As of March 28, 1999, the Company has spent approximately $300,000 on its Y2K Project. Additional costs to be incurred in 1999 to correct Year 2000 problems are estimated at approximately $500,000. Such costs do not include normal system upgrades and replacements. The costs incurred by the Company for the new ERP systems are considered to be normal system upgrades and replacements and, therefore, are not included in costs for the Y2K Project. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on its results of operations or financial condition.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of first-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material first-party suppliers and customers. The Company believes that, with the implementation of new ERP systems and completion of the Y2K Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Forward-looking Statements

     This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similar forward looking statements are made periodically in reports to the Securities and Exchange Commission, press releases, reports and documents and in written and oral presentations to investors, shareholders, analysts and others, regarding future results or expected developments. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Sypris believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from those suggested in this report, including, among others: the Company's dependence on its current management; the risks and uncertainties present in the Company's business; business conditions and growth in the general economy and the electronics and industrial markets served by the Company; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with the Company's manufacturing facilities; as well as other factors described elsewhere in this report and in the Company's other filings with the Securities and Exchange Commission.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

   Exhibit
   Number     Description
   -------    -----------
     27       Financial Data Schedule

----------------

(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the three months ended March 28, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SYPRIS SOLUTIONS, INC.
                                           (Registrant)

Date: April 27, 1999             By:    /s/ David D. Johnson
      --------------                 --------------------------
                                         (David D. Johnson)
                                       Vice President & Chief
Financial Officer

Date: April 27, 1999             By:    /s/ Anthony C. Allen
      --------------                 --------------------------
                                          (Anthony C. Allen)
                                     Vice President, Controller
                                     & Chief Accounting Officer