Form 10-Q
period 1999-06-27
SYPRIS SOLUTIONS INC
filed 1999-07-27
CIK 864240

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

(Mark One)

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934. For the quarterly period ended June 27, 1999.

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

                            -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No      .
    -----     -----

As of July 13, 1999, the Registrant had 9,521,867 shares of Common Stock outstanding.

                                     INDEX

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Operations for the Three and Six Months
                   Ended June 27, 1999 and June 28, 1998..............................................2

                  Consolidated Balance Sheets at June 27, 1999 and
                   December 31, 1998..................................................................3

                  Consolidated Statements of Cash Flows for the Six Months
                   Ended June 27, 1999 and June 28, 1998..............................................4

                  Notes to Consolidated Financial Statements..........................................5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................................................8

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders................................12

         Item 6.  Exhibits and Reports on Form 8-K...................................................12

Signatures...........................................................................................13

Part I.  Financial Information

Item 1.  Financial Statements


                            Sypris Solutions, Inc.

                     Consolidated Statements of Operations

                   (in thousands, except for per share data)

                                                         Three Months Ended           Six Months Ended
                                                      ------------------------     ---------------------
                                                       June 27,      June 28,       June 27,     June 28,
                                                         1999          1998           1999         1998
                                                      ----------    ----------     ----------   -----------
                                                            (Unaudited)                  (Unaudited)
Net revenue.........................................  $   49,331    $   55,196     $   94,229   $   110,686
Cost of sales.......................................      37,597        42,044         72,775        86,622
                                                      ----------    ----------     ----------   -----------
  Gross profit......................................      11,734        13,152         21,454        24,064

Selling, general and administrative expense.........       5,929         7,695         11,371        14,855
Research and development............................       1,857         1,354          3,460         2,860
Amortization of intangible assets...................         244           331            487           484
                                                      ----------    ----------     ----------   -----------
  Operating income..................................       3,704         3,772          6,136         5,865

Interest expense, net...............................         329           290            627           750
Other (income) expense, net.........................        (142)           34           (247)          (93)
                                                      ----------    ----------     ----------   -----------
Income before income taxes..........................       3,517         3,448          5,756         5,208

Income tax expense..................................       1,058         1,361          1,764         2,060
                                                      ----------    ----------     ----------   -----------
Net income..........................................  $    2,459    $    2,087     $    3,992   $     3,148
                                                      ==========    ==========     ==========   ===========
Net income per common share:
  Basic.............................................  $     0.26    $     0.22     $     0.42   $      0.33
  Diluted...........................................  $     0.25    $     0.21     $     0.41   $      0.32

Shares used in computing per common share amounts:
  Basic.............................................       9,488         9,424          9,472         9,424
  Diluted...........................................       9,815         9,836          9,781         9,831

   The accompanying notes are an integral part of the consolidated financial statements.

                            Sypris Solutions, Inc.

                          Consolidated Balance Sheets
                     (in thousands, except for share data)

                                                                                                            June 27,    December 31,
                                                                                                              1999         1998
                                                                                                           -----------  ------------
                                                                                                           (Unaudited)
                                    Assets

Current assets:
  Cash and cash equivalents..................................................................................  $ 10,959   $ 12,387
  Accounts receivable, net...................................................................................    29,621     26,283
  Inventory, net.............................................................................................    43,126     38,465
  Other current assets.......................................................................................     1,541      1,724
                                                                                                               --------   --------
    Total current assets.....................................................................................    85,247     78,859
Property, plant and equipment, net...........................................................................    29,213     27,535
Intangible assets, net.......................................................................................    11,497     12,075
Other assets.................................................................................................     2,862      2,650
                                                                                                               --------   --------
                                                                                                               $128,819   $121,119
                                                                                                               ========   ========

                     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable...........................................................................................  $ 13,630   $ 13,004
  Accrued liabilities........................................................................................    17,232     23,651
  Current portion of long-term debt..........................................................................     9,602     10,083
                                                                                                               --------   --------
    Total current liabilities................................................................................    40,464     46,738
Long-term debt...............................................................................................    28,750     18,500
Other liabilities............................................................................................     5,954      6,522
                                                                                                               --------   --------
    Total liabilities........................................................................................    75,168     71,760

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized; no shares issued...............................        --         --
  Common stock, non-voting, par value $.01 per share, 10,000,000 shares authorized; no shares issued.........        --         --
  Common stock, par value $.01 per share, 20,000,000 shares authorized; 9,516,801 and 9,450,593 shares issued
    and outstanding in 1999 and 1998, respectively...........................................................        95         95
  Additional paid-in capital.................................................................................    23,538     23,238
  Retained earnings..........................................................................................    31,312     27,320
  Accumulated other comprehensive income.....................................................................    (1,294)    (1,294)
                                                                                                               --------   --------
    Total shareholders' equity...............................................................................    53,651     49,359
                                                                                                               --------   --------
                                                                                                               $128,819   $121,119
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

                            Sypris Solutions, Inc.

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                                   Six Months Ended
                                                                                                ----------------------
                                                                                                 June 27,    June 28,
                                                                                                   1999        1998
                                                                                                -----------  ---------
                                                                                                      (Unaudited)
Cash flows from operating activities:
  Net income....................................................................................   $  3,992    $ 3,148
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Depreciation and amortization...............................................................      3,696      3,678
    Other noncash charges.......................................................................        202        156
    Changes in operating assets and liabilities:
      Accounts receivable.......................................................................     (3,183)      (232)
      Inventory.................................................................................     (5,192)     5,274
      Other current and noncurrent assets.......................................................       (373)        23
      Accounts payable..........................................................................        626     (2,632)
      Accrued and other liabilities.............................................................     (6,331)    (1,772)
                                                                                                    -------    -------
       Net cash (used in) provided by operating activities......................................     (6,563)     7,643

Cash flows from investing activities:
  Capital expenditures..........................................................................     (4,665)    (2,054)
  Other.........................................................................................       (268)      (643)
                                                                                                    -------    -------
       Net cash used in investing activities....................................................     (4,993)    (2,697)

Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit agreements.................................     10,627     (2,157)
  Principal payments on long-term debt..........................................................       (859)      (886)
  Proceeds from issuance (payments for redemption) of common stock..............................        300        (56)
                                                                                                    -------    -------
       Net cash provided by (used in) financing activities......................................     10,068     (3,099)
                                                                                                    -------    -------
Net (decrease) increase in cash and cash equivalents............................................     (1,428)     1,847
Cash and cash equivalents at beginning of period................................................     12,387      9,836
                                                                                                    -------    -------
Cash and cash equivalents at end of period......................................................    $10,959    $11,683
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

     Sypris is a diversified provider of specialized industrial products and technical services. The Company's products range from integrated data acquisition, storage and analysis systems, magnetic instruments and current sensors to high pressure closures and other industrial products. The Company's technical services include a variety of specialized engineering, manufacturing, testing, calibration and encryption capabilities.

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Sypris and its subsidiaries and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended June 27, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1998 as presented in the Company's annual report on Form 10-K.

     Certain amounts in the Company's 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

(3)  Net Income per Common Share

     For the six months ended June 28, 1998, shares used in computing basic and diluted net income per common share include the outstanding shares of Sypris common stock as of the date of the Reorganization and the dilution associated with common stock options issued prior to the Reorganization.

     There were no adjustments required to be made to net income for purposes of computing basic and diluted net income per common share. A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per common share is as follows (in thousands):

                                                   Three Months Ended        Six Months Ended
                                                 ---------------------     ---------------------
                                                 June 27,    June 28,      June 27,     June 28,
                                                   1999        1998          1999         1998
                                                 --------    --------      --------    ---------
                                                      (Unaudited)               (Unaudited)
     Shares used to compute basic net income
       per common share.......................       9,488       9,424       9,472         9,424
     Dilutive effect of stock options.........         327         412         309           407
                                                   -------     -------     -------       -------
     Shares used to compute diluted net
       income per common share...............        9,815       9,836       9,781         9,831
                                                   =======     =======     =======       =======

(4)  Inventory

     Inventory consists of the following (in thousands):

                                                                                               June 27,         December 31,
                                                                                                 1999               1998
                                                                                           -------------        ------------
                                                                                             (Unaudited)
     Raw materials......................................................................      $   13,315        $    15,697
     Work-in-process....................................................................          13,899             12,447
     Finished goods.....................................................................           2,011              2,478
     Costs relating to long-term contracts and programs, net of amounts attributed
      to revenue recognized to date.....................................................          24,093             16,700
     Progress payments related to long-term contracts and programs......................          (5,157)            (4,224)
     LIFO reserve.......................................................................            (609)              (609)
     Reserve for excess and obsolete inventory..........................................          (4,426)            (4,024)
                                                                                              ----------        -----------
                                                                                              $   43,126        $    38,465
                                                                                              ==========        ===========

(5)  Segment Data

     The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized for all periods presented. The following table presents financial information for the reportable segments of the Company for the three and six months ended June 27, 1999 and June 28, 1998 (in thousands):

                                                       Three Months Ended            Six Months Ended
                                                   -------------------------      ----------------------
                                                     June 27,      June 28,        June 27,    June 28,
                                                       1999          1998            1999        1998
                                                   -----------   -----------      ----------   ---------
                                                            (Unaudited)                  (Unaudited)
     Net revenue from unaffiliated customers:
      Electronics Group........................       $  40,257     $  44,638    $  75,778     $  91,524
      Industrial Group.........................           9,074        10,558       18,451        19,162
                                                      ---------     ---------    ---------     ---------
                                                      $  49,331     $  55,196    $  94,229     $ 110,686
                                                      =========     =========    =========     =========
     Gross profit:
      Electronics Group........................       $  10,176     $  11,037    $  18,059     $  20,510
      Industrial Group.........................           1,558         2,115        3,395         3,554
                                                      ---------     ---------    ---------     ---------
                                                      $  11,734     $  13,152    $  21,454     $  24,064
                                                      =========     =========    =========     =========
     Operating income:
      Electronics Group........................       $   3,636     $   3,098    $   5,452      $  5,141
      Industrial Group.........................             941         1,581        2,275         2,572
      General, corporate and other.............            (873)         (907)      (1,591)       (1,848)
                                                      ---------     ---------    ---------     ---------
                                                      $   3,704     $   3,772    $   6,136     $   5,865
                                                      =========     =========    =========     =========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain financial data, expressed as a percentage of net revenue, from the Company's Consolidated Statements of Operations for the three and six months ended June 27, 1999 and June 28, 1998.

                                                Three Months Ended       Six Months Ended
                                               --------------------     ------------------
                                                June 27,   June 28,     June 27,    June 28,
                                                  1999       1998        1999         1998
                                                --------   --------     --------    --------
Net revenue..................................   100.0 %     100.0 %     100.0 %      100.0 %
Cost of sales................................    76.2        76.2        77.2         78.3
                                                --------   --------     --------    --------
Gross profit.................................    23.8        23.8        22.8         21.7
Selling, general and administrative expense..    12.0        13.9        12.1         13.4
Research and development.....................     3.8         2.5         3.7          2.6
Amortization of intangible assets............     0.5         0.6         0.5          0.4
                                                --------   --------     --------    --------
Operating income.............................     7.5 %       6.8 %       6.5 %        5.3 %
                                                ========   ========     ========    ========
Net income...................................     5.0 %       3.8 %       4.2 %        2.8 %
                                                ========   ========     ========    ========

     For reporting purposes, the operations of Bell, GroupTech and Metrum-Datatape are included in the Electronics Group, and Tube Turns' operations are included in the Industrial Group. Segment discussion is included in the following discussion and analysis of the Company's consolidated results of operations.

     Net revenue for the second quarter of 1999 was $49.3 million, a decrease of $5.9 million, or 10.6%, from $55.2 million for the second quarter of 1998. Net revenue for the first six months of 1999 was $94.2 million, a decrease of $16.5 million, or 14.9%, from $110.7 million for the first six months of 1998. The Electronics Group reported a decrease in net revenue of $4.4 million and $15.8 million for the second quarter and six-month periods, respectively. During 1998, the Electronics Group targeted new business opportunities aimed at improving profitability and completed, without renewal, certain of its low-margin electronics manufacturing contracts. The transition from the low-margin contracts was substantially completed during 1998, but the effect has continued into the first half of 1999 and is the primary source of the decrease in net revenue for the comparable year-to-year periods. The business development efforts have enabled sequential quarterly net revenue for the Electronics Group in 1999 to increase from $35.5 million for the first quarter to $40.2 million for the second quarter and resulted in an increase in backlog for the Electronics Group to $107.4 million at June 27, 1999. The Electronics Group expects to begin shipments on certain of its new contracts during the second half of 1999. The Industrial Group reported a decrease in net revenue of $1.5 million and $0.7 million for the second quarter and six-month periods, respectively. Volume reductions for a product line provided to customers in foreign markets of the oil and gas industry was the primary factor for the decline in net revenue for the comparable year-to-year periods. The Industrial Group continued to increase shipments of truck axles during the second quarter, thereby partially offsetting declines in other forged product lines.

     Gross profit for the second quarter of 1999 was $11.7 million, or 23.8% of net revenue, as compared to $13.1 million, or 23.8% of net revenue for the second quarter of 1998. Gross profit for the first six months of 1999 was $21.5 million, or 22.8% of net revenue, as compared to $24.1 million, or 21.7% of net revenue for the first six months of 1998. The Electronics Group's gross profit for the second quarter of 1999 was $10.2 million, a decrease of $0.8 million, or 7.8%, compared to $11.0 million for the second quarter of 1998. The Electronics Group's gross profit for the first six months of 1999 was $18.1 million, a decrease of $2.4 million, or 12.0%, compared to $20.5 million for the first six months of 1998. The decrease in the Electronics Group's gross profit for the comparable second quarter and six-month periods is primarily attributable to the reduced level of net revenue described above. The Electronics Group's gross profit percentage increased to 25.3% in the second quarter of 1999 from 24.7% for the comparable period in 1998. The gross profit percentage of the Electronics Group for the first six months of 1999 and 1998 was 23.8% and 22.4%, respectively. The margin improvement for the comparable year-to-year periods further reflects management's actions to improve profitability by focusing on specific manufacturing and service opportunities in which the Company offers value-added solutions under a competitive cost structure. The gross profit percentage comparison also reflects the mix change caused by revenue reductions in certain of the Company's electronics assembly and test operations that typically have lower margins than product sales. The Industrial Group's gross profit for the second quarter of 1999 was $1.6 million, a decrease of $0.5 million, or 26.3%, compared to $2.1 million for the second quarter of 1998. The lower level of revenue in the second quarter of 1999 combined with the change in revenue mix associated with the increase in forged truck axles and volume reductions for other product lines were the primary factors in the gross profit reduction. Shipments of certain high-margin products during the second quarter of 1998 contributed to a gross profit percentage of 20.0% for the second quarter of 1998 as compared to 17.5% for the full year of 1998 and 18.4% for the first six months of 1999.

     Selling, general and administrative expense for the second quarter of 1999 was $5.9 million, or 12.0% of net revenue, as compared to $7.7 million, or 13.9% of net revenue for the second quarter of 1998. Selling, general and administrative expense for the first six months of 1999 was $11.4 million, or 12.1% of net revenue, as compared to $14.9 million, or 13.4% of net revenue for the first six months of 1998. The Electronics Group reported a decrease of $1.8 million and $3.4 million for the second quarter and six-month periods, respectively. The consolidation of certain functional activities that was initiated in the first half of 1998 contributed to this decrease in the year-to-year comparison. Other contributing factors include workforce reductions in certain operations, a reduction in selling expense attributable to the decrease in net revenue, and adjustments to the Company's estimated liability for the sale of certain assets of the Electronics Group in June 1997, for which a final settlement agreement was reached during the second quarter of 1999. The first six months of 1998 also included professional fees and other costs associated with the Reorganization which were nonrecurring.

     Research and development expense for the second quarter of 1999 was $1.9 million, or 3.8% of net revenue, as compared to $1.4 million, or 2.5% of net revenue for the second quarter of 1998. Research and development expense for the first six months of 1999 was $3.5 million, or 3.7% of net revenue, as compared to $2.9 million, or 2.6% of net revenue for the first six months of 1998. This increase was generated by the Electronics Group, and reflects management's continued investment in the data acquisition, storage and analysis product lines.

     Amortization of intangible assets for the second quarter and first six months of 1999 was $0.2 million and $0.5 million, respectively, as compared to $0.3 million and $0.5 million, respectively, for the comparable periods of 1998. The amortization is primarily attributable to goodwill recorded in connection with the Reorganization.

     Interest expense for the second quarter and first six months of 1999 was $0.3 million and $0.6 million, respectively, as compared to $0.3 million and $0.8 million, respectively, for the comparable periods of 1998. Borrowings during the second quarter of 1999 increased the Company's outstanding level of debt; however, interest rates on outstanding borrowings for the second quarter and the first six months of 1999 were lower than the comparable prior year periods offsetting the increase in debt.

     Income tax expense, on an interim basis, is provided for at the anticipated effective tax rate for the year.

Liquidity, Capital Resources and Financial Condition

     Net cash used by operating activities was $6.6 million for the first six months of 1999 as compared to net cash provided by operating activities of $7.6 million for the year-earlier period. During the first six months of 1999, the Company's accounts receivable and inventory balances increased by $3.2 million and $5.2 million, respectively. The $3.2 million increase in accounts receivable resulted from a high volume of shipments occurring late in the second quarter. Inventory increased during the first six months of 1999 by $4.5 million and $0.7 million in the Electronics Group and Industrial Group, respectively. The increase in the Electronics Group's inventory corresponds with the increase in backlog and inventory requirements for the expected shipment schedule on certain contracts scheduled to begin during the second half of 1999. Accrued liabilities decreased by $6.3 million during the first six months of 1999, principally due to the final settlement payment made during the second quarter with respect to the June 1997 asset divestiture transaction.

     Net cash used in investing activities was $5.0 million for the first six months of 1999 as compared to $2.7 million for the year-earlier period. Capital expenditures by the Electronics Group and the Industrial Group for the first six months of 1999 were $2.9 million and $1.7 million, respectively. Capital expenditures for the

Electronics Group include information system upgrades and replacements as well as manufacturing, assembly and test equipment. The Industrial Group's capital expenditures relate primarily to increasing production capacity to meet the expanding needs of its customer base. At June 27, 1999, the Industrial Group also had commitments for the purchase of $3.5 million of additional manufacturing equipment to further increase production capacity, which is expected to be funded through the Company's cash balances and borrowings under its revolving credit facility. The Company expects total capital expenditures during the second half of 1999 will be approximately $10.0 million. The planned capital expenditures are for facilities and equipment to increase capacity, expand production capabilities and improve efficiency through automation.

     Net cash provided by financing activities was $10.1 million during the first six months of 1999 as compared to net cash used in financing activities of $3.1 million during the year-earlier period. The Company funded the additional working capital investment and capital expenditures during the first six months of 1999 through additional borrowings under its revolving credit facility.

     Under the terms of the credit agreement between the Company and its bank, the Company had total availability for borrowings and letters of credit under its revolving credit facility of $2.5 million at June 27, 1999; however, the Company repaid $6.5 million on its revolving credit facility during the first week of the third quarter, thereby increasing its total availability to $9.0 million at July 4, 1999. Maximum borrowings on the revolving credit facility are $30.0 million, subject to a $5.0 million limit for letters of credit. The Company is currently reviewing financing alternatives that would increase its total borrowing capacity to approximately $75.0 million. The Company expects to complete any such financing during the second half of 1999 and intends to use proceeds from the financing to repay in full all debt outstanding under its existing credit agreement, fund the Company's capital expenditure plan for the second half of 1999 and for other general corporate purposes, including acquisitions.

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

     Beginning in 1998, the Company began a program of reviewing its enterprise resource planning ("ERP") systems to reduce the number of ERP systems utilized across its business units and improve overall access to information. During 1998, the Company selected three primary ERP systems and is in the process of implementing the upgrades or conversions for these new systems. All new ERP systems are Year 2000 compliant, and the implementations have been completed or are scheduled for completion at various dates through the third quarter of 1999. The Company has a contingency plan for the implementation of one ERP system, which provides for a Year 2000 compliance patch to its current system in the event an unforeseen problem is encountered during the total system conversion. The installation of the Year 2000 compliance patch was completed in the second quarter of 1999.

     A detailed assessment of all significant IT systems has been completed. The project teams are implementing plans to correct problems identified during the assessment phase of the Y2K Project. The implementation of the new ERP systems and the related hardware modifications have addressed the majority of the Company's business systems. The Company has also upgraded or replaced the majority of its personal computers and standardized its desktop software applications over the past three years. The Company expects that the testing and remediation of all IT systems will be complete by the third quarter of 1999.

     A detailed assessment of all significant non-IT systems has been completed. The Company has identified the critical non-IT systems, which includes microcontroller based systems and other devices with embedded chips used in the engineering, manufacturing and testing processes and expects to complete the assessment, testing and remediation on the critical systems by the third quarter of 1999. Completion of testing and remediation on certain of the lower priority non-IT systems will continue during the third and fourth quarters of 1999. The Company is also reviewing telephone, security, HVAC and other facility related systems and will complete the testing and remediation of these systems by the third quarter of 1999.

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

     As of June 27, 1999, the Company has spent approximately $500,000 on its Y2K Project. Additional costs to be incurred in 1999 to correct Year 2000 problems are estimated at approximately $300,000. Such costs do not include normal system upgrades and replacements. The costs incurred by the Company for the new ERP systems are considered to be normal system upgrades and replacements and, therefore, are not included in costs for the Y2K Project. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on its results of operations or financial condition.

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

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on April 29, 1999 in Louisville, Kentucky. At the meeting, stockholders elected a Board of eight directors pursuant to the following votes:

                           Votes in    Votes
     Director                Favor    Withheld
     --------------------  ---------  --------
     Robert E. Gill......  9,194,326     9,329
     Jeffrey T. Gill.....  9,195,076     8,579
     R. Scott Gill.......  9,195,076     8,579
     Henry F. Frigon.....  9,197,044     6,611
     William L. Healey...  9,197,044     6,611
     Roger W. Johnson....  9,197,044     6,611
     Sidney R. Petersen..  9,196,294     7,361
     Robert Sroka........  9,197,044     6,611

     In addition, the stockholders approved (i) an amendment to the Sypris Solutions, Inc. 1994 Independent Directors' Stock Option Plan to increase the number of authorized shares available for issuance thereunder by the vote of 8,875,474 in favor, 75,571 against and 2,652 abstentions; and (ii) the Sypris Solutions, Inc. Employee Stock Purchase Plan by the vote of 8,923,181 in favor, 29,550 against and 966 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

   Exhibit
   Number   Description
   ------   -----------

     27     Financial Data Schedule.

(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the three months ended June 27, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SYPRIS SOLUTIONS, INC.
                                                 (Registrant)


Date:   July 27, 1999              By:       /s/ David D. Johnson
        -------------                        --------------------
                                              (David D. Johnson)
                                            Vice President & Chief
                                               Financial Officer


Date:   July 27, 1999              By:       /s/ Anthony C. Allen
        -------------                        --------------------
                                              (Anthony C. Allen)
                                          Vice President, Controller &
                                            Chief Accounting Officer