Form 10-Q
period 1999-09-26
SYPRIS SOLUTIONS INC
filed 1999-10-25
CIK 864240

                                     INDEX

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Operations for the Three and
                    Nine Months Ended September 26, 1999 and September 27, 1998 .............    2

                  Consolidated Balance Sheets at September 26, 1999 and
                    December 31, 1998........................................................    3

                  Consolidated Statements of Cash Flows for the Nine
                    Months Ended September 26, 1999 and September 27, 1998...................    4

                  Notes to Consolidated Financial Statements.................................    5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................    8

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K...........................................   12

Signatures...................................................................................   13

Part I.  Financial Information

Item 1.  Financial Statements

                            Sypris Solutions, Inc.

                     Consolidated Statements of Operations
                   (in thousands, except for per share data)

                                                            Three Months Ended              Nine Months Ended
                                                      -----------------------------   -----------------------------
                                                      September 26,   September 27,   September 26,   September 27,
                                                          1999            1998            1999            1998
                                                      -------------   -------------   -------------   -------------
                                                                (Unaudited)                     (Unaudited)
Net revenue.........................................      $  48,291        $ 46,936      $  142,520      $  157,622
Cost of sales.......................................         36,250          35,976         109,025         122,598
                                                          ---------        --------      ----------      ----------
  Gross profit......................................         12,041          10,960          33,495          35,024
Selling, general and administrative expense.........          5,826           5,930          17,197          20,785
Research and development............................          1,608           1,401           5,068           4,261
Amortization of intangible assets...................            243             330             730             814
                                                          ---------        --------      ----------      ----------
  Operating income..................................          4,364           3,299          10,500           9,164
Interest expense, net...............................            423             243           1,050             993
Other (income) expense, net.........................            (15)            (58 )           262            (150)
                                                          ---------        --------      ----------      ----------
Income before income taxes..........................          3,956           3,114           9,712           8,321
Income tax expense..................................          1,193           1,194           2,957           3,254
                                                          ---------        --------      ----------      ----------
Net income..........................................      $   2,763        $  1,920      $    6,755      $    5,067
                                                          =========        ========      ==========      ==========
Net income per common share:
  Basic.............................................      $    0.29        $   0.20      $     0.71      $     0.54
  Diluted...........................................      $    0.28        $   0.20      $     0.69      $     0.52
Shares used in computing per common share amounts:
  Basic.............................................          9,537           9,438           9,493           9,432
  Diluted...........................................          9,939           9,784           9,820           9,797

     The accompanying notes are an integral part of the consolidated financial statements.

                            Sypris Solutions, Inc.

                          Consolidated Balance Sheets
                     (in thousands, except for share data)

                                                                                                     September 26,     December 31,
                                                                                                         1999             1998
                                                                                                     ------------      ------------
                                                                                                      (Unaudited)
                                    Assets
Current assets:
 Cash and cash equivalents............................................................................   $ 10,682         $ 12,387
 Accounts receivable, net.............................................................................     28,900           26,283
 Inventory, net.......................................................................................     46,043           38,465
 Other current assets.................................................................................      2,063            1,724
                                                                                                         --------         --------

  Total current assets................................................................................     87,688           78,859

Property, plant and equipment, net....................................................................     30,988           27,535

Intangible assets, net................................................................................     11,784           12,075

Other assets..........................................................................................      2,628            2,650
                                                                                                         --------         --------

                                                                                                         $133,088         $121,119
                                                                                                         ========         ========

                      Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable.....................................................................................   $ 13,385         $ 13,004
 Accrued liabilities..................................................................................     19,052           23,651
 Current portion of long-term debt....................................................................      6,543           10,083
                                                                                                         --------         --------

  Total current liabilities...........................................................................     38,980           46,738

Long-term debt........................................................................................     32,000           18,500
Other liabilities.....................................................................................      5,471            6,522
                                                                                                         --------         --------

  Total liabilities...................................................................................     76,451           71,760

Shareholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized; no shares issued.........................         --               --
 Common stock, non-voting, par value $.01 per share, 10,000,000 shares authorized; no shares issued...         --               --
 Common stock, par value $.01 per share, 20,000,000 shares authorized; 9,564,968 and 9,450,593 shares
  issued and outstanding in 1999 and 1998, respectively...............................................         96               95
 Additional paid-in capital...........................................................................     23,760           23,238
 Retained earnings....................................................................................     34,075           27,320
 Accumulated other comprehensive income...............................................................     (1,294)          (1,294)
                                                                                                         --------         --------

  Total shareholders' equity..........................................................................     56,637           49,359
                                                                                                         --------         --------

                                                                                                         $133,088         $121,119
                                                                                                         ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            Sypris Solutions, Inc.

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                                      Nine Months Ended
                                                                                                -----------------------------
                                                                                                September 26,   September 27,
                                                                                                    1999            1998
                                                                                                -------------   -------------
                                                                                                          (Unaudited)
Cash flows from operating activities:
 Net income...................................................................................  $       6,755   $       5,067
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization..............................................................          5,592           5,389
   Other noncash charges (credits)............................................................            430            (284)
   Changes in operating assets and liabilities:
    Accounts receivable.......................................................................         (2,486)          4,307
    Inventory.................................................................................         (8,312)          4,342
    Other current and noncurrent assets.......................................................           (895)            867
    Accounts payable..........................................................................            381          (3,547)
    Accrued and other liabilities.............................................................         (4,868)         (3,046)
                                                                                                -------------   -------------
     Net cash (used in) provided by operating activities......................................         (3,403)         13,095
Cash flows from investing activities:
 Capital expenditures.........................................................................         (8,067)         (3,733)
 Other........................................................................................           (718)         (1,138)
                                                                                                -------------   -------------
     Net cash used in investing activities....................................................         (8,785)         (4,871)
Cash flows from financing activities:
 Net borrowings (repayments) under revolving credit agreements................................         11,624          (4,719)
 Principal payments on long-term debt.........................................................         (1,664)         (1,636)
 Proceeds from issuance (payments for redemption) of common stock.............................            523             (31)
                                                                                                -------------   -------------
     Net cash provided by (used in) financing activities......................................         10,483          (6,386)
                                                                                                -------------   -------------
Net (decrease) increase in cash and cash equivalents..........................................         (1,705)          1,838
Cash and cash equivalents at beginning of period..............................................         12,387           9,836
                                                                                                -------------   -------------
Cash and cash equivalents at end of period....................................................  $      10,682   $      11,674
                                                                                                =============   =============

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

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Sypris and its subsidiaries and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended September 26, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1998 as presented in the Company's annual report on Form 10-K.

     Certain amounts in the Company's 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

(3)  Net Income per Common Share

     For the nine months ended September 27, 1998, shares used in computing basic and diluted net income per common share include the outstanding shares of Sypris common stock as of the date of the Reorganization and the dilution associated with common stock options issued prior to the Reorganization.

     There were no adjustments required to be made to net income for purposes of computing basic and diluted net income per common share. A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per common share is as follows (in thousands):

                                                                           Three Months Ended              Nine Months Ended
                                                                      -----------------------------  ------------------------------
                                                                      September 26,   September 27,  September 26,   September 27,
                                                                           1999           1998            1999            1998
                                                                      --------------  -------------  --------------  --------------
                                                                               (Unaudited)                    (Unaudited)
     Shares used to compute basic net income per common share.......          9,537           9,438          9,493           9,432
     Dilutive effect of stock options...............................            402             346            327             365
                                                                            -------         -------        -------         -------
     Shares used to compute diluted net income per common share.....          9,939           9,784          9,820           9,797
                                                                            =======         =======        =======         =======


(4)  Inventory

     Inventory consists of the following (in thousands):

                                                                                     September 26,   December 31,
                                                                                         1999            1998
                                                                                     -------------   ------------
                                                                                      (Unaudited)
     Raw materials...............................................................      $   11,721      $   15,697
     Work-in-process.............................................................          17,848          12,447
     Finished goods..............................................................           1,920           2,478
     Costs relating to long-term contracts and programs, net of
        amounts attributed to revenue recognized to date.........................          27,153          16,700
     Progress payments related to long-term contracts and programs...............          (7,430)         (4,224)
     LIFO reserve................................................................            (609)           (609)
     Reserve for excess and obsolete inventory...................................          (4,560)         (4,024)
                                                                                       ----------      ----------
                                                                                       $   46,043      $   38,465
                                                                                       ==========      ==========

(5)  Segment Data

     The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized for all periods presented. The following table presents financial information for the reportable segments of the Company for the three and nine months ended September 26, 1999 and September 27, 1998 (in thousands):

                                                       Three Months Ended               Nine Months Ended
                                                 -------------------------------  ------------------------------
                                                  September 26,   September 27,   September 26,   September 27,
                                                      1999             1998            1999            1998
                                                 ---------------  --------------  --------------  --------------
                                                            (Unaudited)                     (Unaudited)
     Net revenue from unaffiliated customers:
      Electronics Group.........................        $39,526         $38,277        $115,304        $129,801
      Industrial Group..........................          8,765           8,659          27,216          27,821
                                                        -------         -------        --------        --------
                                                        $48,291         $46,936        $142,520        $157,622
                                                        =======         =======        ========        ========
     Gross profit:
      Electronics Group.........................        $10,299         $ 9,390        $ 28,358        $ 29,900
      Industrial Group..........................          1,742           1,570           5,137           5,124
                                                        -------         -------        --------        --------
                                                        $12,041         $10,960        $ 33,495        $ 35,024
                                                        =======         =======        ========        ========
     Operating income:
      Electronics Group.........................        $ 3,885         $ 2,684        $  9,337        $  7,825
      Industrial Group..........................          1,194             933           3,469           3,505
      General, corporate and other..............           (715)           (318)         (2,306)         (2,166)
                                                        -------         -------        --------        --------
                                                        $ 4,364         $ 3,299        $ 10,500        $  9,164
                                                        =======         =======        ========        ========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain financial data, expressed as a percentage of net revenue, from the Company's Consolidated Statements of Operations for the three and nine months ended September 26, 1999 and September 27, 1998.

                                                    Three Months Ended                    Nine Months Ended
                                               ------------------------------     --------------------------------
                                               September 26,    September 27,     September 26,      September 27,
                                                   1999            1998               1999               1998
                                               -------------    -------------     -------------      -------------
Net revenue..................................       100.0%           100.0%            100.0%             100.0%
Cost of sales................................        75.1             76.6              76.5               77.8
                                                    -----            -----             -----              -----
Gross profit.................................        24.9             23.4              23.5               22.2
Selling, general and administrative expense..        12.1             12.7              12.1               13.2
Research and development.....................         3.3              3.0               3.5                2.7
Amortization of intangible assets............         0.5              0.7               0.5                0.5
                                                    -----            -----             -----              -----
Operating income.............................         9.0%             7.0%              7.4%               5.8%
                                                    =====            =====             =====              =====
Net income...................................         5.7%             4.2%              4.7%               3.2%
                                                    =====            =====             =====              =====

     For reporting purposes, the operations of Bell, GroupTech and Metrum-Datatape are included in the Electronics Group, and Tube Turns' operations are included in the Industrial Group. Segment discussion is included in the following discussion and analysis of the Company's consolidated results of operations.

     Net revenue for the third quarter of 1999 was $48.3 million, an increase of $1.4 million, or 2.9%, from $46.9 million for the third quarter of 1998. Net revenue for the first nine months of 1999 was $142.5 million, a decrease of $15.1 million, or 9.6%, from $157.6 million for the first nine months of 1998. The Electronics Group reported third quarter net revenue of $39.5 million, an increase in net revenue of $1.3 million from the comparable prior year period, representing the first increase in quarterly net revenue for 1999 as compared to 1998. The Electronics Group's backlog also increased to $108.4 million at September 26, 1999 as net bookings for the third quarter and first nine months of 1999 were $40.1 million and $126.5 million, respectively. Although the Electronics Group posted an increase in net revenue for the third quarter, net revenue for the first nine months of 1999 was $115.3 million, a decrease of $14.5 million from the comparable prior year period. During 1998, the Electronics Group targeted new business opportunities aimed at improving profitability and completed, without renewal, certain of its low-margin electronics manufacturing contracts. The transition from the low-margin contracts was substantially completed during 1998, but the effect continued into the first half of 1999 and is the primary source of the decrease in net revenue for the comparable nine-month periods. The success of the business development efforts has enabled the Electronics Group to generate the year-to-year increase in third quarter net revenue and the growth in backlog described above. The Industrial Group reported third quarter net revenue of $8.8 million, an increase of $0.1 million from the comparable prior year period. The Industrial Group's net revenue for the first nine months of 1999 was $27.2 million, a decrease of $0.6 million from the comparable prior year period. The Industrial Group continued to increase shipments of truck axles during the third quarter, thereby offsetting declines in other forged product lines. Volume reductions for product lines provided to customers in the aerospace industry and foreign markets of the oil and gas industry were the primary factors for the decline in net revenue for the comparable nine-month periods.

     Gross profit for the third quarter of 1999 was $12.0 million, or 24.9% of net revenue, as compared to $11.0 million, or 23.4% of net revenue for the third quarter of 1998. Gross profit for the first nine months of 1999 was $33.5 million, or 23.5% of net revenue, as compared to $35.0 million, or 22.2% of net revenue for the first nine months of 1998. The Electronics Group's gross profit for the third quarter of 1999 was $10.3 million, an increase of $0.9 million, or 9.7%, compared to $9.4 million for the third quarter of 1998. The Electronics Group's gross profit for the first nine months of 1999 was $28.4 million, a decrease of $1.5 million, or 5.2%, compared to $29.9 million for the first nine months of 1998. The increase in the Electronics Group's gross profit for the comparable third quarter periods resulted from a favorable product mix and an increase in net revenue. The decrease in the Electronics Group's gross profit for the comparable nine-month periods is primarily attributable to the reduced level of net revenue described above. The Electronics Group's gross profit percentage increased to 26.1% in the third quarter of 1999 from 24.5% for the comparable period in 1998. The gross profit percentage of the Electronics Group for the first nine months of 1999 and 1998 was 24.6% and 23.0%, respectively. The margin improvement for the comparable year-to-year periods further reflects management's actions to improve profitability by focusing on specific manufacturing and service opportunities in which the Company offers value-added solutions under a competitive cost structure. The gross profit percentage comparison also reflects the mix change caused by revenue reductions in certain of the Company's electronics assembly and test operations that typically have lower margins than product sales. The Industrial Group's gross profit for the third quarter of 1999 was $1.7 million, an increase of $0.1 million, or 11.0%, compared to $1.6 million for the third quarter of 1998. The Industrial Group's gross profit of $5.1 million for the first nine months of 1999 was approximately equal to the amount reported for the first nine months of 1998. The primary source of the increase in gross profit in the third quarter and the level profit for the first nine months is manufacturing efficiencies in the production of forged truck axles. Although net revenue declined for the comparable nine-month periods, including reduced shipments of certain high-margin products, improvements in the manufacturing process contributed to a gross profit percentage of 18.9% for the first nine months of 1999 as compared to 18.4% for the first nine months of 1998.

     Selling, general and administrative expense for the third quarter of 1999 was $5.8 million, or 12.1% of net revenue, as compared to $5.9 million, or 12.7% of net revenue for the third quarter of 1998. Selling, general and administrative expense for the first nine months of 1999 was $17.2 million, or 12.1% of net revenue, as compared to $20.8 million, or 13.2% of net revenue for the first nine months of 1998. The Electronics Group's selling, general and administrative expense decreased by $3.8 million for the comparable nine-month periods. The consolidation of certain functional activities that was initiated in the first half of 1998 contributed to this decrease in the year-to-year comparison. Other contributing factors include workforce reductions in certain operations, a reduction in selling expense attributable to the decrease in net revenue, and adjustments to the Company's estimated liability for the sale of certain assets of the Electronics Group in June 1997, for which a final settlement agreement was reached during the second quarter of 1999. The first nine months of 1998 also included professional fees and other costs associated with the Reorganization which were nonrecurring.

     Research and development expense for the third quarter of 1999 was $1.6 million, or 3.3% of net revenue, as compared to $1.4 million, or 3.0% of net revenue for the third quarter of 1998. Research and development expense for the first nine months of 1999 was $5.1 million, or 3.5% of net revenue, as compared to $4.3 million, or 2.7% of net revenue for the first nine months of 1998. This increase was generated by the Electronics Group, and reflects management's continued investment in the data acquisition, storage and analysis product lines.

     Amortization of intangible assets for the third quarter and first nine months of 1999 was $0.2 million and $0.7 million, respectively, as compared to $0.3 million and $0.8 million, respectively, for the comparable periods of 1998. The amortization is primarily attributable to goodwill recorded in connection with the Reorganization.

     Interest expense for the third quarter and first nine months of 1999 was $0.4 million and $1.1 million, respectively, as compared to $0.2 million and $1.0 million, respectively, for the comparable periods of 1998. The Company's borrowings increased late in the second quarter of 1999 to fund working capital investments and capital expenditures and average outstanding debt throughout the third quarter of 1999 remained higher than the comparable prior year period.

     Income tax expense, on an interim basis, is provided for at the anticipated effective tax rate for the year.

Liquidity, Capital Resources and Financial Condition

     Net cash used in operating activities was $3.4 million for the first nine months of 1999 as compared to net cash provided by operating activities of $13.1 million for the year-earlier period. During the first nine months of 1999, the Company's accounts receivable and inventory balances increased by $2.5 million and $8.3 million, respectively. The $2.5 million increase in accounts receivable resulted from a high volume of shipments occurring late in the third quarter. Inventory increased during the first nine months of 1999 by $7.0 million and $1.3 million in the Electronics Group and Industrial Group, respectively. The increase in the Electronics Group's inventory corresponds with the increase in backlog and inventory requirements for the expected shipment schedule on certain contracts. Accrued liabilities decreased by $4.9 million during the first nine months of 1999, principally due to the final settlement payment made during the second quarter with respect to the June 1997 asset divestiture transaction.

     Net cash used in investing activities was $8.8 million for the first nine months of 1999 as compared to $4.9 million for the year-earlier period. Capital expenditures by the Electronics Group and the Industrial Group for the first nine months of 1999 were $4.7 million and $3.1 million, respectively. Capital expenditures for the Electronics Group include information system upgrades and replacements as well as manufacturing, assembly and test equipment. The Industrial Group's capital expenditures relate primarily to increasing production capacity to meet the expanding needs of its customer base. At September 27, 1999, the Industrial Group also had commitments for the purchase of $2.8 million of additional manufacturing equipment to further increase production capacity, which is expected to be funded through the Company's cash balances and borrowings under its revolving credit facility. The Company expects total capital expenditures during the fourth quarter of 1999 will be approximately $8.0 million. The planned capital expenditures are for facilities and equipment to increase capacity, expand production capabilities and improve efficiency through automation.

     Net cash provided by financing activities was $10.5 million during the first nine months of 1999 as compared to net cash used in financing activities of $6.4 million during the year-earlier period. The Company funded the additional working capital investment and capital expenditures during the first nine months of 1999 through additional borrowings under its revolving credit facility.

     Under the terms of the credit agreement between the Company and its bank, the Company had total availability for borrowings and letters of credit under its revolving credit facility of $1.5 million at September 26, 1999; however, the Company repaid $3.5 million on its revolving credit facility during the first week of the fourth quarter, thereby increasing its total availability to $5.0 million at September 29, 1999. Maximum borrowings on the revolving credit facility are $30.0 million, subject to a $5.0 million limit for letters of credit. The Company also has an outstanding term loan in the amount of $10.0 million at September 26, 1999. The Company is in the process of finalizing the terms of a revised credit agreement that would provide the Company with a revolving credit facility under which the total borrowing capacity will increase to $100.0 million. The term debt currently outstanding will convert to borrowings on the revolving credit facility. The Company expects to close on the financing during October 1999 and intends to use proceeds from the financing to fund the Company's capital expenditure plan for the remainder of 1999 and 2000 and for other general corporate purposes, including acquisitions.

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

     Beginning in 1998, the Company began a program of reviewing its enterprise resource planning ("ERP") systems to reduce the number of ERP systems utilized across its business units and improve overall access to information. During 1998, the Company selected three primary ERP systems and began the process of implementing the upgrades or conversions for these new systems. All new ERP systems are Year 2000 compliant, and the implementations have been substantially completed.

     A detailed assessment of all significant IT systems has been completed. The project teams are implementing plans to correct problems identified during the assessment phase of the Y2K Project. The implementation of the new ERP systems and the related hardware modifications have addressed the majority of the Company's business systems. The Company has also upgraded or replaced the majority of its personal computers and standardized its desktop software applications over the past three years. The Company expects that the testing and remediation of all IT systems will be completed early in the fourth quarter of 1999.

     A detailed assessment of all significant non-IT systems has been completed. The Company has identified the critical non-IT systems, which includes microcontroller based systems and other devices with embedded chips used in the engineering, manufacturing and testing processes and expects to complete the assessment, testing and remediation on the non-IT critical systems early in the fourth quarter of 1999. Completion of testing and remediation on certain of the lower priority non-IT systems will continue during the fourth quarter of 1999. The Company also reviewed telephone, security, HVAC and other facility related systems and has completed the testing and remediation of these systems.

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

     As of September 26, 1999, the Company has spent approximately $900,000 on its Y2K Project. Additional costs to be incurred in 1999 to correct Year 2000 problems are estimated at approximately $100,000. Such costs do not include normal system upgrades and replacements. The costs incurred by the Company for the new ERP systems are considered to be normal system upgrades and replacements and, therefore, are not included in costs for the Y2K Project. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on its results of operations or financial condition.

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

Forward-looking Statements

     This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similar forward looking statements are made periodically in reports to the Securities and Exchange Commission, press releases, reports and documents and in written and oral presentations to investors, shareholders, analysts and others, regarding future results or expected developments. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Sypris believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from those suggested in this report, including, among others: the Company's dependence on its current management; the risks and uncertainties present in the Company's business; business conditions and growth in the general economy and the electronics and industrial markets served by the Company; competitive factors and price pressures; availability of third-party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with the Company's manufacturing facilities; as well as other factors described elsewhere in this report and in the Company's other filings with the Securities and Exchange Commission.

Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

   Exhibit
   Number      Description
   ------      -----------

     27        Financial Data Schedule.

(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the three months ended September 26, 1999.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SYPRIS SOLUTIONS, INC.
                                                  (Registrant)

Date:    October 25, 1999          By:       /s/ David D. Johnson
         ---------------------         ----------------------------------
                                               (David D. Johnson)
                                   Vice President & Chief Financial Officer

Date:    October 25, 1999          By:       /s/ Anthony C. Allen
         ---------------------         ----------------------------------
                                              (Anthony C. Allen)
                                     Vice President, Controller & Chief
                                             Accounting Officer

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q


(Mark One)

    X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ---
        Exchange Act of 1934. For the quarterly period ended September 26, 1999.

                                      or

   ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________________ to ________________.



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
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

                            455 South Fourth Street
                          Louisville, Kentucky 40202
         (Address of principal executive offices, including zip code)

                                (502) 585-5544
             (Registrant's telephone number, including area code)

                        -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No _________.
    -------

As of October 12, 1999, the Registrant had 9,564,968 shares of Common Stock outstanding.