Form 10-K405
period 1999-12-31
SYPRIS SOLUTIONS INC
filed 2000-02-25
CIK 864240

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

   (Mark one)
     X   Annual report pursuant to Section 13 or 15(d) of the Securities
    ---  Exchange Act of 1934. For the fiscal year ended December 31, 1999.

    --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________ to ___________.

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

                          101 Bullitt Lane, Suite 450
                          Louisville, Kentucky 40222
         (Address of principal executive offices, including zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on February 4, 2000 (based upon the average of the high and low prices of the registrant's Common Stock reported for such date on The Nasdaq Stock Market), was $12,256,284. As of February 4, 2000, the Registrant had 9,651,790 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held May 2, 2000 are incorporated by reference into Part III to the extent described therein.

                               Table of Contents

                                                                                                                 Page No.
                                                                                                                 --------
Part I
Item 1.       Business.........................................................................................       1
Item 2.       Properties.......................................................................................       5
Item 3.       Legal Proceedings................................................................................       5
Item 4.       Submission of Matters to a Vote of Security Holders..............................................       5

Part II
Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters........................       6
Item 6.       Selected Financial Data..........................................................................       7
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations............       8
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.......................................      11
Item 8.       Financial Statements and Supplementary Data......................................................      12
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............      35

Part III
Item 10.      Directors and Executive Officers of the Registrant...............................................      35
Item 11.      Executive Compensation...........................................................................      35
Item 12.      Security Ownership of Certain Beneficial Owners and Management...................................      35
Item 13.      Certain Relationships and Related Transactions...................................................      35

Part IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................      36

Signatures.....................................................................................................      39


                                    PART I

Item 1.  Business

Introduction

     Sypris Solutions, Inc. is a diversified provider of technology-based outsource services and specialized industrial products. The Company performs a wide range of manufacturing and technical services, typically under long-term contracts with major manufacturers. The Company also manufactures and sells complex data storage systems, magnetic instruments, current sensors, high-pressure closures and a variety of other industrial products. The terms "Sypris" and the "Company" as used herein include Sypris Solutions, Inc. and its consolidated subsidiaries, except where the context indicates otherwise.

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

     The Company has two reportable segments: the Electronics Group and the Industrial Group. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies and workforce skills of the segments. The Company evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes. Financial information about these segments for the three fiscal years ended December 31, 1999 is set forth in Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Electronics Group

     The Electronics Group provides a broad range of specialized products and manufacturing and technical services to industrial and commercial customers and to various government agencies. The Electronics Group consists of three operating units: Bell, GroupTech and Metrum-Datatape. The Electronics Group's products and manufacturing and technical services are marketed through a direct sales force, including the involvement of members of senior management and domestic and international independent distributors and representatives. The Electronics Group operates four manufacturing facilities, five testing laboratories and twenty service operations across the United States.

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

     The Electronics Group completed two acquisitions during 1999. The data acquisition storage and analysis product line was expanded in September 1999 through the purchase of a business that provides telemetry acquisition and analysis systems. The vertical product integration added by this acquisition provides customers with a broader range of solutions. The Electronics Group also purchased a calibration and repair service business in December 1999 that primarily provides calibration services to remote locations through a mobile service operation. This operation complements the calibration and repair services currently offered by the Electronics Group at its branch and on-site service locations.

     The principal raw materials and purchased component parts for the manufacture of the Electronics Group's products are available from a number of suppliers and are generally available in sufficient quantities to meet its current requirements. During 1998, the Electronics Group implemented a program to consolidate the purchasing of certain electronic materials and components with a select group of vendors. In 1999, the Electronics Group expanded this program to include more classes of raw materials. Any shortages of raw materials may result in production delays which could have a material adverse affect on the Company's financial position or results of operations.

     The Company's customers include the National Security Agency, the Department of Defense, the Federal Bureau of Investigation and other U.S. Government agencies which, in the aggregate, accounted for 26%, 22% and 18% of the Company's total net revenue and 32%, 27% and 22% of the Electronics Group's net revenue for 1999, 1998 and 1997, respectively. No single U.S. Government agency or any other single customer accounted for more than 10% of the Company's net revenue in 1999. The Company's contracts with U.S. Government agencies are subject to the standard government contract clause that permits the government to terminate such contracts at its convenience. In the event of such termination, there are provisions to enable the Company to recover its costs plus a fee. The Company does not anticipate the termination of any of its major government contracts.

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

     Steel utilized in the manufacturing process must meet certain specifications based upon the application in which the product will be utilized. The material specifications are determined by the customer and, for certain contracts, the supplier for the material must be approved by the customer. The Industrial Group presently purchases the majority of its steel from several North American suppliers. The Industrial Group believes its relationships with its suppliers are positive and has no indication that it will experience shortages of raw materials or components essential to its production processes or that it will be forced to seek alternative sources of supply. Any shortages of raw materials may result in production delays and costs which could have a material adverse effect on the Company's financial condition or results of operations.

     Manufacturing services provided to one customer accounted for approximately 50% and 37% of the Industrial Group's net revenue during 1999 and 1998, respectively. The Industrial Group is the sole supplier of forged truck axles to this customer and has recently been awarded an extension to its multi-year contract with this customer through 2004. The contract award also expands the scope of work performed for this customer and the Industrial Group believes its relationship with this customer is good. The Industrial Group has a number of other customers for its forged and fabricated products in the construction, aerospace, energy and chemical markets.

     The Industrial Group invested $7.1 million in capital expenditures during 1999, primarily in support of growth opportunities in the forged truck axle market. The anticipated level of capital expenditures during 2000 for this segment will approximate $20.0 million. The increased investment during 1999 and 2000 will include manufacturing facilities improvements, additional forging equipment, new machining capabilities and automation of manufacturing processes.

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

Research and Development

     Sypris invested $6.4 million, $5.9 million and $3.5 million in research and development in 1999, 1998 and 1997, respectively. The investments were primarily in support of the development of the product lines of the Company's Electronics Group. Sypris also utilizes its research and development capability to develop processes and technologies for the benefit of its customers.

Patents, Trademarks and Licenses

     Sypris owns and is licensed under a number of patents and trademarks that management believes are sufficient for its operations. The Company's business as a whole is not materially dependent upon any one patent, trademark or license or technologically-related group of patents or licenses.

Government Regulation

     The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. Management believes that the Company's business is operated in material compliance with applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies, which pertain to health and safety in the workplace and the use, discharge and storage of chemicals employed in the manufacturing process. Current costs of compliance are not material to the Company. However, new or modified requirements, not presently anticipated, could be adopted creating additional expense for the Company.

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

Backlog

     The Company's order backlog at December 31, 1999 was approximately $127 million as compared to order backlog at December 31, 1998 of approximately $106 million. Backlog consists of firm purchase orders and commitments. Approximately $100 million of the backlog represents orders that are expected to be filled within twelve months. However, since orders and commitments may be rescheduled or canceled, backlog is not a definitive indicator of future financial performance.

Employees

     As of December 31, 1999, Sypris employed approximately 1,600 employees. Approximately 441 of the Company's employees are covered by collective bargaining agreements with various unions that expire on various dates through 2003. The Company last experienced a temporary work stoppage during 1995 in connection with renegotiations of union contracts in the Industrial Group. Sypris believes its overall relationships with its employees are good and does not anticipate any significant labor disputes in 2000.

Forward-looking Statements

     This Form 10-K and the documents incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similar forward-looking statements are made periodically in reports to the Securities and Exchange Commission, press releases, reports and documents and in written and oral presentations to investors, shareholders, analysts and others, regarding future results or expected developments. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Sypris believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from those suggested in this report, including, among others: the Company's dependence on its current management; the risks and uncertainties present in the Company's business; business conditions and growth in the general economy and the electronics and industrial markets served by the Company; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with the Company's manufacturing facilities; as well as other factors described elsewhere in this report and in the Company's other filings with the Securities and Exchange Commission.

Item 2.  Properties

     The following chart indicates the significant properties owned or leased by the Company, the segment which uses the properties, and the location and size of each such property. The properties listed below (other than the corporate office) are used principally as manufacturing facilities.


                                              Approximate
     Facility and Location      Own or Lease  Square Feet
     ---------------------      ------------  -----------

     Corporate Office
      Louisville, Kentucky.....    Lease          9,000

     Electronics Group
      Tampa, Florida...........    Lease        308,000
      Orlando, Florida.........     Own          66,000
      Littleton, Colorado......    Lease         70,000
      Monrovia, California.....    Lease         70,000

     Industrial Group
      Louisville, Kentucky.....     Own         410,000


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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     Since March 30, 1998, the Company's common stock has been traded on The Nasdaq Stock Market under the symbol "SYPR." Prior to that date, the common stock of GroupTech was traded on The Nasdaq Stock Market under the symbol "GRTK." The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by The Nasdaq Stock Market. All prices prior to the Reorganization have been adjusted to reflect the one-for-four reverse stock split which occurred concurrent with the Reorganization.


                                                             High      Low
                                                           -------    ------
     Year ended December 31, 1998:
       First Quarter.....................................  $15.252    $9.250
       Second Quarter....................................  $11.375    $6.500
       Third Quarter.....................................  $10.375    $7.500
       Fourth Quarter....................................  $ 8.750    $5.938
     Year ended December 31, 1999:
       First Quarter.....................................  $ 8.250    $6.375
       Second Quarter....................................  $ 9.750    $6.875
       Third Quarter.....................................  $11.000    $9.000
       Fourth Quarter....................................  $10.250    $8.625

     As of February 4, 2000, there were 1,014 holders of record of the Company's common stock.

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

                                                             Years ended December 31,
                                              ----------------------------------------------------
                                                1999      1998        1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                    (in thousands, except for per share data)
Income Statement Data (1):
Net revenue.................................  $202,130   $211,625   $217,355   $308,598   $328,977
Gross profit................................    44,949     47,923     32,135     30,383     16,547
Operating income (loss).....................    14,166     12,851      1,785        513    (14,816)
Income (loss) from continuing operations....     9,556      7,446      1,527     (2,536)   (11,765)
Discontinued operations, net of tax.........        --         --      3,817      3,457      3,732
Net income (loss)...........................     9,556      7,446      5,344        921     (8,033)
Per share data (2):
 Income (loss) from continuing operations:
  Basic.....................................  $   1.00   $   0.79   $   0.09   $  (0.45)  $  (1.62)
  Diluted...................................  $   0.97   $   0.76   $   0.09   $  (0.43)  $  (1.56)
 Net income (loss):
  Basic.....................................  $   1.00   $   0.79   $   0.50   $  (0.08)  $  (1.23)
  Diluted...................................  $   0.97   $   0.76   $   0.48   $  (0.08)  $  (1.18)


                                                                  December 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                                 (in thousands)
Balance Sheet Data (1):
Working capital.............................  $ 53,705   $ 32,121   $ 35,123   $  6,337   $ 26,159
Total assets................................   148,564    121,119    120,608    132,960    173,028
Total debt..................................    54,400     28,583     31,340     46,597     63,814
Total shareholders' equity..................    60,820     49,359     27,728     22,384     21,463
---------------

(1) See Notes 2 and 3 to the consolidated financial statements in Item 8, for merger, acquisition and divestiture information.

(2) See Note 15 to the consolidated financial statements in Item 8, for details regarding the calculation of basic and diluted per share amounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto which are included in Item 8 herein.

Results of Operations

     The following table sets forth certain data from the Company's consolidated income statements for the years ended December 31, 1999, 1998 and 1997, expressed as a percentage of net revenue:

                                                                               Years ended December 31,
                                                                              ---------------------------
                                                                                1999      1998     1997
                                                                              --------  --------  -------
     Net revenue............................................................    100.0%    100.0%   100.0%
     Cost of sales..........................................................     77.8      77.4     85.2
                                                                                -----     -----    -----
     Gross profit...........................................................     22.2      22.6     14.8
     Selling, general and administrative expense............................     11.5      13.3     12.3
     Research and development...............................................      3.2       2.8      1.6
     Amortization of intangible assets......................................      0.5       0.4      0.1
                                                                                -----     -----    -----
     Operating income.......................................................      7.0%      6.1%     0.8%
                                                                                =====     =====    =====
     Income from continuing operations......................................      4.7%      3.5%     0.7%
                                                                                =====     =====    =====
     Net income.............................................................      4.7%      3.5%     2.5%
                                                                                =====     =====    =====

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net revenue totaled $202.1 million in 1999, a decrease of $9.5 million, or 4.5%, from $211.6 million in 1998. Net revenue for the Electronics Group in 1999 was $164.9 million, a decrease of $9.5 million or 5.4% from $174.4 million in 1998 and net revenue for the Industrial Group in 1999 was $37.2 million, unchanged from 1998. The $9.5 million decrease in the Electronics Group's net revenue for 1999 was primarily a result of reduced demand for certain product offerings. During the fourth quarter of 1999, a portion of the government program funding related to these products was delayed due to the timing of the federal budget approval process and certain other program spending was suspended prior to year-end due to year 2000 concerns. The decrease in net revenue for product sales in the fourth quarter of 1999 was offset by an increase in net revenue for manufacturing services, which experienced increased sales volume during the second half of 1999. The Electronics Group's net revenue for the first half of 1999 was $15.8 million below the first half of 1998. However, net revenue increased in the third and fourth quarters of 1999 by $1.3 million and $5.0 million, respectively, over the comparative prior year quarters. The growth that occurred during the second half of 1999 is primarily the result of management's business development efforts in manufacturing services that began during 1998, specifically the transition from low-margin contracts to new business opportunities aimed at improving profitability. The Electronics Group's backlog increased from $76.7 million to $95.2 million to $107.7 million at December 31, 1997, 1998 and 1999, respectively. The current backlog also consists of higher margin contracts than those in place during 1998. The Industrial Group continued to increase shipments of truck axles during 1999, thereby offsetting declines in other forged product lines provided to customers in the aerospace industry and foreign markets of the oil and gas industry.

     Gross profit totaled $44.9 million in 1999, a decrease of $3.0 million, or 6.3%, from $47.9 million in 1998. Gross profit for the Electronics Group was $37.9 million in 1999, a decrease of $3.5 million, or 8.5%, from $41.4 million in 1998 and gross profit for the Industrial Group was $7.0 million in 1999, an increase of $0.5 million, or 8.5%, from $6.5 million in 1998. The $3.5 million decrease in the Electronics Group's gross profit is comprised of a $4.7 million decrease primarily due to the decline in product sales described above, which was partially offset by a $1.2 million increase primarily due to the improved performance of manufacturing services. Operational and financial control improvements over manufacturing services reflects management's actions to improve profitability by focusing on specific manufacturing and service opportunities in which the Company offers value-added solutions under a competitive cost structure. Additionally, the Electronics Group's revenue mix for 1999 as compared to 1998 consisted of a higher percentage of manufacturing services revenue and a lower percentage of product sales, primarily due to revenue mix changes during the fourth quarter of 1999. Since the margins on manufacturing services are typically lower than product sales, the Electronics Group's gross profit percentage decreased to 23.0% in 1999 from 23.7% in 1998. The $0.5 million increase in the Industrial Group's gross profit is primarily due to manufacturing efficiencies in the production of forged truck axles and the increased capacity utilization and cost reductions on certain programs. The productivity and utilization improvements resulted in an increase in the Industrial Group's gross profit percentage to 19.0% in 1999 from 17.5% in 1998.

     Selling, general and administrative expense totaled $23.4 million in 1999, a decrease of $4.8 million, or 17.1%, from $28.2 million in 1998. The consolidation of certain functional activities was the primary cause of the decrease in the year-to-year comparison. Other contributing factors include workforce reductions in certain operations, a reduction in selling expense attributable to the decrease in net revenue, and adjustments to the Company's estimated liability for the sale of certain assets of the Electronics Group in June 1997, for which a final settlement agreement was reached during the second quarter of 1999. Also included in 1998 were professional fees and other costs associated with the Reorganization which were nonrecurring. Research and development expense totaled $6.4 million in 1999, an increase of $0.5 million, or 7.9%, from $5.9 million in 1998. This increase was generated by the Electronics Group, and reflects management's continued support and investment in the data acquisition, storage and analysis product lines.

     Amortization of intangible assets totaled $1.0 million in 1999 and in 1998. The amortization is primarily attributable to goodwill recorded in connection with the Reorganization.

     Interest expense totaled $1.7 million in 1999, an increase of $0.4 million, from $1.3 million in 1998. Average outstanding debt for 1999 exceeded 1998 primarily due to working capital investments and capital expenditures. The weighted average interest rate was higher in 1999 than in 1998 due to increased rates and a pricing adjustment on the refinancing completed early in the fourth quarter of 1999.

     The provision for income taxes totaled $3.1 million in 1999, a decrease of $1.2 million, from $4.3 million in 1998. The Company's effective tax rate in 1999 was 24.5% as compared to 36.7% in 1998. During the fourth quarter of 1999, the Company recognized a tax benefit of approximately $0.6 million related to a claim for research and development credits attributable to prior years. The provision for income taxes during 1999 also reflects a reduction in the valuation allowance on deferred tax assets of $1.9 million as compared to $0.9 million in 1998.

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

     Other income totaled $0.2 million in 1998, a decrease of $2.0 million, from $2.2 million in 1997. Other income in 1997 included the gain recognized on the divestiture of the Latin American operations totaling $3.2 million.

     The provision for income taxes totaled $4.3 million, an increase of $3.2 million, from $1.1 million in 1997. The Company's effective tax rate in 1998 was 36.7%.

Liquidity, Capital Resources and Financial Condition

     Net cash used in operating activities totaled $2.1 million in 1999 as compared to net cash provided by operating activities of $11.0 million in 1998. The use of cash in operating activities during 1999 was primarily driven by an increase in inventory to support the growth in the Company's order backlog and a decrease in accrued liabilities attributable to cash used to settle or reduce obligations. Inventory increased by $11.3 million during 1999, $11.0 million of which was associated with the expected shipment schedule for the Electronics Group. Accrued liabilities decreased by $6.7 million during 1999, which includes, among other things, the final settlement payment made during the second quarter with respect to the June 1997 asset divestiture transaction, reductions in employee incentive and benefit accruals, and payments on lease obligations. Accounts receivable decreased by $2.6 million during 1999, primarily due to an improvement in days sales outstanding.

     Net cash used in investing activities totaled $26.4 million in 1999 as compared to $5.8 million in 1998. Capital expenditures were $14.4 million and $5.8 million in 1999 and 1998, respectively. The Company also invested $11.6 million for two acquisitions by the Electronics Group. Capital expenditures by the Electronics Group and the Industrial Group for 1999 were $6.3 million and $7.1 million, respectively. Capital expenditures for the Electronics Group include information system upgrades and replacements as well as manufacturing, assembly and test equipment. The Industrial Group's capital expenditures relate primarily to increasing production capacity to meet the expanding needs of its customer base. At December 31, 1999, the Industrial Group also had commitments to invest $1.4 million in manufacturing equipment to further increase production capacity, which is expected to be funded through the Company's cash balances and borrowings under its revolving credit facility. The Company expects total capital expenditures in 2000 to be approximately $25.0 million. The planned capital expenditures are for facilities and equipment to increase capacity, expand production capabilities and improve efficiency through automation.

     Net cash provided by financing activities was $26.5 million in 1999 as compared to net cash used in financing activities of $2.6 million in 1998. The Company funded the Electronics Group's acquisitions, the investment in working capital and capital expenditures in 1999 through additional borrowings under its revolving credit facility.

     Under the terms of the credit agreement between the Company and its lenders, the Company had total availability for borrowings and letters of credit under its revolving credit facility of $45.6 million at December 31, 1999, which, with certain limitations, can be used for general corporate purposes. This credit agreement contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. Maximum borrowings on the revolving credit facility are $100.0 million, subject to a $15.0 million limit for letters of credit.

     The Company believes cash generated from operations, existing cash reserves and available borrowings under its existing credit facility will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months.

Year 2000 Compliance

     During 1999, the Company completed the process of preparing for the Year 2000 date change. This process involved assessing, testing and remediation of all significant information technology ("IT") and non-IT systems, identifying and communicating with customers, suppliers and other critical service providers to determine if entities with which the Company transacts business had an effective plan in place to address the Year 2000 issue, and determining the extent of the Company's vulnerability to the failure of third parties to remediate their own Year 2000 issue.

     To date, the Company has not experienced any significant business disruptions as a result of the Year 2000 issue. In addition, the Company has not been informed of any such problems experienced by its customers, suppliers and other critical service providers. Although considered unlikely, it is too soon to conclude that there will not be any problems arising from the Year 2000 issue, particularly at some of the Company's customers, suppliers and other critical service providers. The Company will continue to monitor all business processes throughout 2000 to address any issues and ensure all processes continue to function properly. Contingency plans to address potential risks in the event of Year 2000 failures will be developed as needed.

     As of December 31, 1999, the cost of the Year 2000 project totaled $1,024,000. The Company does not expect to incur significant costs during 2000 related to ongoing monitoring and support activities for the Year 2000 issue.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company had no holdings of derivative financial or commodity instruments at December 31, 1999. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All borrowings under the Company's credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate, or certain alternative short-term rates. An increase in interest rates of 100 basis points would not significantly affect the Company's net income. Substantially all of the Company's business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            SYPRIS SOLUTIONS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors........................................  13
Consolidated Income Statements........................................  14
Consolidated Balance Sheets...........................................  15
Consolidated Statements of Cash Flows.................................  16
Consolidated Statements of Shareholders' Equity.......................  17
Notes to Consolidated Financial Statements............................  18

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Sypris Solutions, Inc.

     We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (and predecessor entities as described in Note 1) as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       Ernst & Young LLP

Louisville, Kentucky
February 4, 2000

                            SYPRIS SOLUTIONS, INC.
                        CONSOLIDATED INCOME STATEMENTS
                   (in thousands, except for per share data)

                                                                                      Years ended December 31,
                                                                                   -------------------------------
                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
Net revenue......................................................................  $202,130   $211,625   $217,355
Cost of sales....................................................................   157,181    163,702    185,220
                                                                                   --------   --------   --------
  Gross profit...................................................................    44,949     47,923     32,135
Selling, general and administrative expense......................................    23,388     28,169     26,658
Research and development.........................................................     6,409      5,940      3,487
Amortization of intangible assets................................................       986        963        205
                                                                                   --------   --------   --------
  Operating income...............................................................    14,166     12,851      1,785
Interest expense, net............................................................     1,730      1,298      1,959
Other income, net................................................................      (219)      (204)    (2,205)
                                                                                   --------   --------   --------
Income before income taxes, minority interests and discontinued operations.......    12,655     11,757      2,031
Income tax expense...............................................................     3,099      4,311      1,143
                                                                                   --------   --------   --------
Income before minority interests and discontinued operations.....................     9,556      7,446        888
Minority interests in losses of consolidated subsidiaries........................        --         --        639
                                                                                   --------   --------   --------
Income from continuing operations................................................     9,556      7,446      1,527
Loss from discontinued operations (net of applicable taxes of $186)..............        --         --       (375)
Gain on disposal of discontinued operations (net of applicable taxes of $2,160)..        --         --      4,192
                                                                                   --------   --------   --------
Net income.......................................................................  $  9,556   $  7,446   $  5,344
                                                                                   ========   ========   ========
Earnings per common share:
 Income from continuing operations:
  Basic..........................................................................  $   1.00   $   0.79   $   0.09
  Diluted........................................................................  $   0.97   $   0.76   $   0.09
 Net income:
  Basic..........................................................................  $   1.00   $   0.79   $   0.50
  Diluted........................................................................  $   0.97   $   0.76   $   0.48
Shares used in computing per common share amounts:
  Basic..........................................................................     9,515      9,438      9,424
  Diluted........................................................................     9,861      9,793      9,826


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            SYPRIS SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                                                                                                   December 31,
                                                                                                               -------------------
                                                                                                                 1999       1998
                                                                                                               --------   --------
                                                           ASSETS
Current assets:
 Cash and cash equivalents...................................................................................  $ 10,406   $ 12,387
 Accounts receivable, net....................................................................................    23,793     26,283
 Inventory, net..............................................................................................    49,462     38,465
 Other current assets........................................................................................     4,279      1,724
                                                                                                               --------   --------
  Total current assets.......................................................................................    87,940     78,859
Property, plant and equipment, net...........................................................................    40,192     27,535
Intangible assets, net.......................................................................................    18,038     12,500
Other assets.................................................................................................     2,394      2,225
                                                                                                               --------   --------
                                                                                                               $148,564   $121,119
                                                                                                               ========  ========

                                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................................................................  $ 11,022   $ 13,004
 Accrued liabilities.........................................................................................    17,813     23,651
 Current portion of long-term debt...........................................................................     5,400     10,083
                                                                                                               --------   --------
  Total current liabilities..................................................................................    34,235     46,738
Long-term debt...............................................................................................    49,000     18,500
Other liabilities............................................................................................     4,509      6,522
                                                                                                               --------   --------
  Total liabilities..........................................................................................    87,744     71,760
Commitments and contingencies
Shareholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized; no shares issued................................        --         --
 Common stock, non-voting, par value $.01 per share, 10,000,000 shares authorized; no shares issued..........        --         --
 Common stock, par value $.01 per share, 20,000,000 shares authorized; 9,589,214 and 9,450,593 shares issued
  and outstanding in 1999 and 1998, respectively.............................................................        96         95
 Additional paid-in capital..................................................................................    23,921     23,238
 Retained earnings...........................................................................................    36,876     27,320
 Accumulated other comprehensive income (loss)...............................................................       (73)    (1,294)
                                                                                                               --------   --------
  Total shareholders' equity.................................................................................    60,820     49,359
                                                                                                               --------   --------
                                                                                                               $148,564   $121,119
                                                                                                               ========   ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            SYPRIS SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                   Years ended December 31,
                                                                                                ------------------------------
                                                                                                  1999       1998      1997
                                                                                                ---------  --------  ---------
Cash flows from operating activities:
 Net income...................................................................................  $  9,556   $ 7,446   $  5,344
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and amortization...............................................................     7,582     6,909      7,399
  Deferred income taxes.......................................................................      (645)      989       (309)
  Minority interests in losses of consolidated subsidiaries...................................        --        --       (639)
  Provision for excess and obsolete inventory.................................................       446       851      2,130
  Provision for doubtful accounts.............................................................      (129)      135        718
  Gain on disposal of discontinued operations, net of tax.....................................        --        --     (4,192)
  Other noncash charges (credits).............................................................       133      (258)    (1,689)
 Changes in operating assets and liabilities, net of acquisitions and dispositions:
  Accounts receivable.........................................................................     2,619     1,727      7,490
  Inventory...................................................................................   (11,277)    4,245     (7,657)
  Other assets................................................................................    (1,704)   (1,138)      (775)
  Accounts payable............................................................................    (1,997)   (1,855)    (7,986)
  Accrued and other liabilities...............................................................    (6,652)   (8,081)       117
                                                                                                --------   -------   --------
Net cash (used in) provided by operating activities...........................................    (2,068)   10,970        (49)
Cash flows from investing activities:
 Capital expenditures.........................................................................   (14,443)   (5,845)    (5,746)
 Proceeds from disposal of assets.............................................................        14       380     39,586
 Purchase of the net assets of acquired entities..............................................   (11,642)       --    (14,400)
 Changes in nonoperating assets and liabilities...............................................      (343)     (364)      (911)
                                                                                                --------   -------   --------
Net cash (used in) provided by investing activities...........................................   (26,414)   (5,829)    18,529
Cash flows from financing activities:
 Net proceeds (repayments) under revolving credit agreements..................................    28,280       720     (6,934)
 Proceeds from long-term debt.................................................................        --        --     30,650
 Principal payments on long-term debt.........................................................    (2,463)   (3,284)   (37,157)
 Proceeds from issuance of common stock.......................................................       684        40         --
 Payments for redemption of common stock in subsidiaries, net.................................        --       (66)    (1,215)
                                                                                                --------   -------   --------
Net cash provided by (used in) financing activities...........................................    26,501    (2,590)   (14,656)
                                                                                                --------   -------   --------
Net (decrease) increase in cash and cash equivalents..........................................    (1,981)    2,551      3,824
Cash and cash equivalents at beginning of year................................................    12,387     9,836      6,012
                                                                                                --------   -------   --------
Cash and cash equivalents at end of year......................................................  $ 10,406   $12,387   $  9,836
                                                                                                ========   =======   ========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            SYPRIS SOLUTIONS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)

                                                                                                       Accumulated
                                                                                                          Other
                                                               Common Stock     Additional            Comprehensive       Total
                                                           -------------------    Paid-In   Retained      Income      Shareholders'
                                                            Shares     Amount     Capital   Earnings      (Loss)          Equity
                                                           ---------  --------  ----------  --------  --------------  -------------
Balance at January 1, 1997...............................    314,196  $ 7,892      $    --   $14,492    $        --         $22,384

Net income and comprehensive income......................         --       --           --     5,344             --           5,344
                                                           ---------  -------      -------   -------    -----------         -------

Balance at December 31, 1997.............................    314,196    7,892           --    19,836             --          27,728

Net income...............................................         --       --           --     7,446             --           7,446
Adjustment in minimum pension liability..................         --       --           --        --         (1,294)         (1,294)
                                                           ---------  -------      -------   -------    -----------         -------
Comprehensive income (loss)..............................         --       --           --     7,446         (1,294)          6,152
Issuance of shares for conversion of GFP no par value
 common stock to Sypris $.01 par value common stock......  8,027,813   (7,808)       7,808        --             --              --
Issuance of shares for conversion of redeemable common
 stock to Sypris $.01 par value common stock.............    205,074        2          661        38             --             701
Issuance of shares for acquisition of minority interests
 in subsidiaries.........................................    893,822        9        3,560        --             --           3,569
Excess of fair value of common stock issued over net
 assets acquired.........................................         --       --       11,169        --             --          11,169
Exercise of stock options................................      9,688       --           40        --             --              40
                                                           ---------  -------      -------   -------    -----------         -------

Balance at December 31, 1998.............................  9,450,593       95       23,238    27,320         (1,294)         49,359

Net income...............................................         --       --           --     9,556             --           9,556
Adjustment in minimum pension liability..................         --       --           --        --          1,221           1,221
                                                           ---------  -------      -------   -------    -----------         -------
Comprehensive income.....................................         --       --           --     9,556          1,221          10,777
Issuance of shares under Employee Stock Purchase Plan....     15,600       --           99        --             --              99
Exercise of stock options................................    123,021        1          584        --             --             585
                                                           ---------  -------      -------   -------    -----------         -------

Balance at December 31, 1999.............................  9,589,214  $    96      $23,921   $36,876    $       (73)        $60,820
                                                           =========  =======      =======   =======    ===========         =======


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            SYPRIS SOLUTIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


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

  Nature of Business

     Sypris is a diversified provider of technology-based outsource services and specialized industrial products. The Company performs a wide range of manufacturing and technical services, typically under long-term contracts with major manufacturers. The Company also manufactures and sells complex data storage systems, magnetic instruments, current sensors, high-pressure closures and a variety of other industrial products.

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

     The historical financial statements included herein as of and for the periods ended prior to the Reorganization are the consolidated financial statements of GFP, since GFP is deemed to be the acquirer for accounting purposes. The Reorganization was accounted for as a downstream merger, in which the merger of GFP and GroupTech was accounted for as a purchase of the minority interests of GroupTech. The issuance of shares in exchange for the redeemable common stock held by the Bell and Tube Turns minority shareholders was accounted for as a purchase, and accordingly, the excess of the fair value of the common stock issued over the fair market value of the proportional share of the net assets of Bell and Tube Turns was allocated to the assets and liabilities of Bell and Tube Turns and the excess was allocated to goodwill, which totaled $6,118,000. Minority interest accounting was reflected in the historical financial statements of GFP as of and for the periods prior to the Reorganization based upon the proportionate share of the equity of GroupTech owned by minority shareholders.

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

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  Intangible Assets

     Goodwill, patents, non-compete agreements, product drawings and similar intangible assets are amortized over their estimated economic lives. Currently, intangible assets are being amortized over periods ranging from five to fifteen years, using the straight-line method. Goodwill is being amortized over a period of fifteen years (see Notes 2 and 7).

  Impairment of Long-lived Assets

     The Company evaluates long-lived assets, including goodwill, for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset's carrying amount and write down that carrying amount to market value or discounted cash flow value to the extent necessary.

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

     Revenue recognized under the percentage of completion method of accounting totaled $90,819,000, $56,867,000 and $47,887,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Substantially all such amounts were accounted for under the units of delivery method. All other revenue is recognized as product is shipped and title passes or when services are rendered.

  Contract Accounting

     For long-term contracts, the Company capitalizes in inventory direct material, direct labor and factory overhead as incurred. The Company also capitalizes certain general and administrative costs for estimating and bidding

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

on contracts awarded (of which approximately $210,000 remained in inventory at December 31, 1999 and 1998). Selling costs are expensed as incurred. Costs to complete long-term contracts are estimated on a monthly basis. Estimated margins at completion are applied to cumulative contract revenue to arrive at costs charged to operations.

     Accounting for long-term contracts under the percentage of completion method involves substantial estimation processes, including determining the estimated cost to complete a contract. As contracts may require performance over several accounting periods, formal detailed cost-to-complete estimates are performed which are updated monthly via performance reports. Management's estimates of costs-to-complete change due to internal and external factors such as labor rate and efficiency variances, revised estimates of warranty costs, estimated future material prices and customer specification and testing requirement changes. Changes in estimated costs are reflected in gross profit in the period in which they are known. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. Provisions for losses on firm fixed priced contracts totaled $807,000, $907,000 and $1,600,000 in 1999, 1998 and 1997, respectively.

  Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company's customer base consists of various departments or agencies of the U.S. Government, prime contractors with the U.S. Government and a number of customers in diverse industries across geographic areas. At December 31, 1999, the Company does not have significant credit risk concentrations. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

     The Company recognized revenue from the U.S. Government and its agencies of approximately $53,244,000, $47,178,000 and $40,170,000 during the years ended December 31, 1999, 1998 and 1997, respectively. The Company's largest commercial customer for the year ended December 31, 1997 was IBM, which represented approximately 10% of the Company's revenue. No other single commercial customer accounted for more than 10% of the Company's net revenue for the years ended December 31, 1999, 1998 or 1997.

  Stock Based Compensation

     Stock options are granted under various stock compensation programs to employees and independent directors (see Note 13). The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

  Reclassifications

     Certain amounts in the Company's 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.

(2)  Mergers and Acquisitions

     See "Basis of Presentation" included in Note 1 for a discussion of the Reorganization on March 30, 1998 that resulted in the formation of Sypris. If the Reorganization had occurred at the beginning of each year, income before minority interests and discontinued operations in 1998 and 1997 would have been reduced by $103,000 and $413,000, respectively.

     During 1999, the Company completed two transactions in which it acquired the assets of the related businesses. The transactions were accounted for as purchases, in which the combined purchase price of $11,642,000 was allocated based on the fair values of assets acquired, with the excess amount allocated to goodwill, which

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

totaled $6,607,000. The results of operations of the acquired businesses have been included in the consolidated financial statements since the respective acquisition dates. The acquisitions were financed by the Company's credit agreement (see Note 9).

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

(3)  Dispositions

     On June 30, 1997, the Company sold to SCI Systems, Inc., SCI Systems De Mexico S.A. de C.V. and SCI Holdings, Inc., (collectively, "SCI"), all of its investment in the capital stock and/or equity interests of three of its wholly-owned subsidiaries, Group Technologies S.A. de C.V., Group Technologies Suprimentos de Informatica Industia E Comercio Ltda. and Group Technologies Integraoes em Electronica Ltda. (the "Latin American Operations"). These three subsidiaries comprised all of GroupTech's operations in Latin America. The Company also sold or assigned to SCI certain assets principally used in or useful to the operations being sold, including accounts receivable, inventory, equipment, accounts payable and equipment leases. The final sales price of the aforementioned assets totaled approximately $14,400,000 and the assumption by SCI of certain liabilities. During 1999, the Company repaid $3,614,000 of the initial sales price paid by SCI in 1997 in accordance with a settlement reached pursuant to the purchase and sale agreement. The Company recognized a gain of $3,200,000 in 1997 relative to this disposition.

(4)  Accounts Receivable

     Accounts receivable consists of the following:

                                           December 31,
                                        ------------------
                                          1999      1998
                                        --------  --------
                                          (in thousands)

     Commercial.......................  $18,419   $18,789
     U.S. Government..................    6,044     8,330
                                        -------   -------
                                         24,463    27,119
     Allowance for doubtful accounts..     (670)     (836)
                                        -------   -------
                                        $23,793   $26,283
                                        =======   =======

     Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 1999 and 1998, of $4,282,000 and $2,203,000, respectively.

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5)  Inventory

     Inventory consists of the following:

                                                                                                     December 31,
                                                                                                  -----------------
                                                                                                    1999      1998
                                                                                                  -------   -------
                                                                                                    (in thousands)
     Raw materials..........................................................................      $12,640   $12,308
     Work-in process........................................................................        9,649    10,068
     Finished goods.........................................................................        1,673     2,085
     Costs relating to long-term contracts and programs, net of amounts
       attributed to revenue recognized to date.............................................       31,258    22,861
     Progress payments related to long-term contracts and programs..........................       (1,038)   (4,224)
     LIFO reserve...........................................................................         (430)     (609)
     Reserve for excess and obsolete inventory..............................................       (4,290)   (4,024)
                                                                                                  -------   -------
                                                                                                  $49,462   $38,465
                                                                                                  =======   =======

     The preceding amounts include inventory valued under the last-in, first-out ("LIFO") method totaling $7,582,000 and $7,020,000 at December 31, 1999 and 1998, respectively, which approximates replacement cost.

(6)  Property, Plant and Equipment

     Property, plant and equipment consists of the following:

                                                                                                     December 31,
                                                                                                  -------------------
                                                                                                    1999       1998
                                                                                                  --------   --------
                                                                                                     (in thousands)
     Land and land improvements.............................................................      $  1,024   $    991
     Buildings and building improvements....................................................        13,392     12,395
     Machinery, equipment, furniture and fixtures...........................................        70,173     57,824
     Facilities in progress.................................................................         6,327        967
                                                                                                  --------   --------
                                                                                                    90,916     72,177
     Accumulated depreciation...............................................................       (50,724)   (44,642)
                                                                                                  --------   --------
                                                                                                  $ 40,192   $ 27,535
                                                                                                  ========   ========

     Depreciation expense totaled $6,526,000, $5,934,000 and $6,908,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


(7)  Intangible Assets

     Intangible assets consists of the following:

                                                                                                     December 31,
                                                                                                  -------------------
                                                                                                    1999      1998
                                                                                                  -------    -------
                                                                                                     (in thousands)
     Costs in excess of net assets of businesses acquired...................................      $18,462    $11,849
     Other..................................................................................        2,954      3,034
                                                                                                  -------    -------
                                                                                                   21,416    14,883
     Accumulated amortization...............................................................       (3,378)   (2,383)
                                                                                                  -------    -------
                                                                                                  $18,038    $12,500
                                                                                                  =======    =======

     Amortization expense totaled $1,056,000, $975,000 and $491,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(8)  Accrued Liabilities

     Accrued liabilities consists of the following:

                                                      December 31,
                                                   ----------------
                                                     1999     1998
                                                   -------  -------
                                                     (in thousands)

     Employee benefit plan accruals...........      $ 5,007  $ 5,471
     Salaries, wages and incentives...........        3,694    4,179
     Sale of business price adjustment........           --    3,614
     Other....................................        9,112   10,387
                                                    -------  -------
                                                    $17,813  $23,651
                                                    =======  =======

     Included in other accrued liabilities are employee payroll deductions, advance payments, accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities.

(9)  Long-Term Debt

     Long-term debt consists of the following:

                                                       December 31,
                                                    ------------------
                                                      1999      1998
                                                    -------   --------
                                                       (in thousands)

     Revolving Credit Agreement................     $54,400   $ 16,870
     Term Loan.................................          --     11,500
     Other.....................................          --        213
                                                    -------   --------
                                                     54,400     28,583
     Less current portion......................      (5,400)   (10,083)
                                                    -------   --------
                                                    $49,000   $ 18,500
                                                    =======   ========

     On October 27, 1999, the Company entered into an amended and restated credit agreement (the "Revolving Credit Agreement"), under the terms of which a syndicate of banks committed a maximum of $100,000,000 to the Company for cash borrowings and letters of credit through January 2005. Under the terms of the Revolving Credit Agreement, interest rates are determined at the time of borrowing and are based on the Company's choice of the prime rate, the London Interbank Offered Rate plus a spread, or certain alternative rates, and approximated 7.09% at December 31, 1999. The Revolving Credit Agreement also requires compliance with a number of financial and non-financial covenants. The commitment fee on the unused portion of the Revolving Credit Agreement ranges from 0.20% to 0.25% per annum. Current maturities of long-term debt at December 31, 1999 principally represent amounts due under a short-term borrowing arrangement included in the Revolving Credit Agreement. The Revolving Credit Agreement replaced a $30,000,000 revolving credit facility and a $15,000,000 term loan entered into in November 1997.

     Interest paid during the years ended December 31, 1999, 1998 and 1997 totaled $1,629,000, $1,664,000 and $2,238,000, respectively.

(10) Fair Value of Financial Instruments

     Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 1999 under the Revolving Credit Agreement approximates fair value, due to the short period of time that this instrument has been outstanding. The carrying amount of debt

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

outstanding under the revolving credit facility at December 31, 1998 is assumed to approximate fair value because of the short-term nature of the instrument. The carrying amount of the term loan at December 31, 1998 is assumed to approximate fair value because there were not any significant changes in market conditions or specific circumstances since the instrument was recorded.

(11) Employee Benefit Plans

     The Company sponsors noncontributory defined benefit pension plans (the "Pension Plans") covering certain employees of Tube Turns. The Pension Plans covering salaried and management employees provide pension benefits that are based on the employees' highest five-year average compensation within ten years before retirement. The Pension Plans covering hourly employees and union members generally provide benefits at stated amounts for each year of service. The Company's funding policy is to make the minimum annual contributions required by the applicable regulations. The Pension Plans' assets are primarily invested in equity securities and fixed income securities. The Company recorded an increase of $1,221,000 and a decrease of $1,294,000 to its minimum pension liability during 1999 and 1998, respectively. No tax effect was recorded related to these adjustments.

     The following table details the components of pension expense:

                                                         Years ended December 31,
                                                       ----------------------------
                                                         1999      1998      1997
                                                       --------  --------  --------
                                                              (in thousands)
     Service cost benefits earned during the period..  $   181   $   163   $   157
     Interest cost of projected benefit obligation...    1,283     1,312     1,312
     Net amortizations and deferrals.................      554       474       889
     Actual return on plan assets....................   (1,480)   (1,321)   (1,592)
                                                       -------   -------   -------
                                                       $   538   $   628   $   766
                                                       =======   =======   =======

     The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans:

                                                           December 31,
                                                        ------------------
                                                          1999      1998
                                                        --------  --------
                                                          (in thousands)
     Change in benefit obligation:
      Benefit obligation at beginning of year.........  $19,185   $17,195
      Service cost....................................      181       163
      Interest cost...................................    1,283     1,312
      Actuarial (gain) loss...........................   (1,549)    1,745
      Benefits paid...................................   (1,241)   (1,230)
                                                        -------   -------
      Benefit obligation at end of year...............  $17,859   $19,185
                                                        =======   =======
     Change in plan assets:
      Fair value of plan assets at beginning of year..  $13,146   $11,924
      Actual return on plan assets....................    1,480     1,321
      Company contributions...........................      944     1,131
      Benefits paid...................................   (1,241)   (1,230)
                                                        -------   -------
      Fair value of plan assets at end of year........  $14,329   $13,146
                                                        =======   =======

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                             December 31,
                                                          ------------------
                                                            1999      1998
                                                          --------  --------
                                                            (in thousands)

     Funded status of the plans:
      Benefit obligation at end of year.................  $17,859   $19,185
      Fair value of plan assets at end of year..........   14,329    13,146
                                                          -------   -------
      Funded status of plan (underfunded)...............   (3,530)   (6,039)
      Unrecognized actuarial (gain) loss................     (821)    1,126
      Unrecognized prior service cost...................      608       764
                                                          -------   -------
      Net liability recognized..........................  $(3,743)  $(4,149)
                                                          =======   =======
     Balance sheet liabilities (assets):
      Accrued benefit liability.........................  $ 4,379   $ 6,203
      Intangible asset..................................     (563)     (760)
      Accumulated other comprehensive income (loss).....      (73)   (1,294)
                                                          -------   -------
      Net amount recognized.............................  $ 3,743   $ 4,149
                                                          =======   =======
     Assumptions at year end:
      Discount rate used in determining present values..     8.00%     7.00%
      Rate of compensation increase.....................     4.25%     3.25%
      Expected long-term rate of return on plan assets..     8.50%     8.50%

     The Company sponsors defined contribution plans (the "Defined Contribution Plans") for substantially all employees of the Company. The Defined Contribution Plans are intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plans allow the Company to match participant contributions as approved by the Company's Board of Directors, and certain of the Defined Contribution Plans include required base contributions and discretionary contributions. Contributions to the Defined Contribution Plans for 1999, 1998 and 1997 totaled $2,996,000, $2,661,000 and $1,863,000, respectively.

     The Company has partially self-insured medical plans (the "Medical Plans") covering certain employees. The Medical Plans limit the Company's annual obligations to fund claims to specified amounts per participant and in the aggregate. The Company is adequately insured for amounts in excess of these limits. Employees are responsible, in some instances, for payment of a portion of the premiums. During 1999, 1998 and 1997, the Company charged $2,802,000, $2,407,000 and $2,265,000, respectively, to operations related to reinsurance premiums, medical claims incurred and estimated, and administrative costs for the Medical Plans. Claims paid during 1999, 1998 and 1997 did not exceed the aggregate limits.

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12) Commitments and Contingencies

     The Company leases certain of its real property and certain computer, manufacturing and office equipment under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum noncancelable lease payments are as follows:

                                                                Years ending
                                                                December 31,
                                                               --------------
                                                               (in thousands)

     2000..................................................        $ 3,591
     2001..................................................          3,431
     2002..................................................          2,413
     2003..................................................          1,587
     2004 and thereafter...................................            322
                                                                   -------
                                                                   $11,344
                                                                   =======

     Rent expense for the years ended December 31, 1999, 1998 and 1997 totaled $3,858,000, $4,701,000 and $3,406,000, respectively.

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

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(13) Stock Option and Purchase Plans

     The Company has certain stock compensation plans under which options to purchase common stock may be granted to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Options are exercisable in whole or in part up to two years after the date of grant and ending ten years after the date of grant. Options issued under stock compensation plans of subsidiaries prior to the Reorganization were assumed by the Company without modifying the vesting terms and conditions of the outstanding options. The number of shares issuable under options assumed pursuant to the Reorganization and the related exercise price of the outstanding options were determined in accordance with the terms of the Reorganization. The following table summarizes option activity from the effective date of the Reorganization through December 31, 1999:

                                                                                                             Weighted
                                                                                                             Average
                                                                                               Exercise      Exercise
                                                                                  Shares      Price Range     Price
                                                                                ----------  ---------------  --------

     Options assumed pursuant to the Reorganization
      effective March 30, 1998................................................    871,987   $1.72  -  31.00     $5.33
     Granted..................................................................    379,214    7.00  -   9.13      8.68
     Exercised................................................................     (9,688)   2.76  -   4.36      4.16
     Forfeited................................................................    (13,125)   3.52  -  15.76      7.36
                                                                                ---------   ---------------     -----
     Balance at December 31, 1998.............................................  1,228,388    1.72  -  31.00      6.35
     Granted..................................................................    226,352    5.94  -   9.63      7.75
     Exercised................................................................   (123,021)   2.76  -   6.68      4.75
     Forfeited................................................................    (19,259)   2.96  -  11.00      8.26
                                                                                ---------   ---------------     -----
     Balance at December 31, 1999.............................................  1,312,460   $1.72     31.00     $6.71
                                                                                =========   ===============     =====

     The following table summarizes certain weighted average data for options outstanding and currently exercisable at December 31, 1999:

                                                                         Outstanding                 Exercisable
                                                              --------------------------------  ---------------------
                                                                           Weighted Average                  Weighted
                                                                         ---------------------
                                                                                    Remaining                Average
                                                                         Exercise  Contractual               Exercise
Exercise Price Range                                           Shares     Price       Life        Shares      Price
----------------------                                        ---------  --------  -----------  -----------  --------
     $1.72..................................................    156,648    $ 1.72          2.7      156,648    $ 1.72
     $2.76 - $4.12..........................................    120,578      3.33          2.0      119,953      3.33
     $4.24 - $6.24..........................................    220,578      4.81          6.5       97,242      4.98
     $6.68 - $10.00.........................................    765,016      8.28          6.5      308,146      8.07
     $10.52 - $15.76........................................     35,533     12.50          3.5       33,658     12.32
     $16.12 - $23.00........................................     10,003     18.16          6.4       10,003     18.16
     $25.52 - $31.00........................................      4,104     28.86          5.2        4,104     28.86
                                                              ---------    ------          ---      -------    ------
       Total................................................  1,312,460    $ 6.71          5.5      729,754    $ 5.97
                                                              =========    ======          ===      =======    ======

     The Company's stock compensation program also provides for the grant of performance-based stock options to key employees. The terms and conditions of the performance-based option grants provide for the determination of the exercise price and the beginning of the vesting period to occur when the fair market value of the Company's common stock achieves certain targeted price levels. Performance-based options to purchase 16,000 shares and 380,000 shares of common stock were granted during 1999 and 1998, respectively. None of the targeted price levels of the performance-based options were achieved during 1999 or 1998 and, accordingly, these options are excluded from disclosures of options outstanding at December 31, 1999 and 1998. The aggregate number of

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

shares of common stock reserved for issuance under the Company's stock compensation programs as of December 31, 1999 was 3,000,000. The aggregate number of shares available for future grant as of December 31, 1999 was 1,251,089.

     Prior to the Reorganization, stock compensation plans were maintained for each entity. The Company used a formula price valuation as a basis for establishing a market value for stock which was not publicly traded. The following table summarizes option activity for periods prior to the
Reorganization:

                                          GFP                 Tube Turns                 Bell                   GroupTech
                                ----------------------  ----------------------  -----------------------  ------------------------
                                           Exercise                Exercise                 Exercise                   Exercise
                                            Price                    Price                    Price                     Price
                                Shares      Range       Shares       Range       Shares       Range        Shares       Range
                                ------  --------------  -------  -------------  --------  -------------  ----------  ------------
Balance at
 January 1, 1997..............   6,600  $45.99 - 73.40  75,000   $9.05 - 10.75  109,650   $9.92 - 16.56  1,249,688   $0.84 - 7.75
Granted.......................      --              --      --              --       --              --    806,879    0.88 - 4.03
Exercised.....................      --              --  (5,000)           9.05  (36,350)   9.92 - 15.49       (600)          2.75
Forfeited.....................      --              --      --              --       --              --   (411,600)   1.06 - 5.25
                                 -----  --------------  ------   -------------  -------   -------------  ---------   ------------
Balance at
 December 31, 1997............   6,600   45.99 - 73.40  70,000    9.05 - 10.75   73,300    9.92 - 16.56  1,644,367    0.84 - 7.75
Granted.......................      --              --      --              --       --              --     16,080           3.25
Exercised.....................      --              --      --              --  (10,400)           9.92   (154,000)   1.09 - 1.67
Forfeited.....................      --              --      --              --       --              --     (9,800)   1.09 - 2.75
                                 -----  --------------  ------   -------------  -------   -------------  ---------   ------------
Balance at
 March 30, 1998...............   6,600  $45.99 - 73.40  70,000   $9.05 - 10.75   62,900   $9.92 - 16.56  1,496,647   $0.84 - 7.75
                                 =====  ==============  ======   =============  =======   =============  =========   ============

     The following table summarizes the weighted average exercise prices for option activity for periods prior to the Reorganization:

                                             Tube
                                      GFP    Turns   Bell   GroupTech
                                     ------  -----  ------  ---------
     Balance at January 1, 1997....  $48.90  $9.50  $13.24      $2.30
     Granted.......................      --     --      --       1.29
     Exercised.....................      --   9.05   13.85       2.75
     Forfeited.....................      --     --      --       2.23
                                     ------  -----  ------      -----
     Balance at December 31, 1997..   48.90   9.54   12.94       1.82
     Granted.......................      --     --      --       3.25
     Exercised.....................      --     --    9.92       1.06
     Forfeited.....................      --     --      --       1.40
                                     ------  -----  ------      -----
     Balance at March 30, 1998.....  $48.90  $9.54  $13.45      $1.86
                                     ======  =====  ======      =====

     The Company applies APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for options granted by the Company during 1999 and 1998 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: expected term of six years, no dividends, a volatility factor of the expected market price of the Company's common stock of
0.755 in 1999 and 0.942 in 1998, and risk-free interest rates of 6.30% and 5.68% in 1999 and 1998. The weighted average Black-Scholes value of options granted under the stock option plans during 1999 and 1998 was $5.50 and $6.91.

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The fair value for options granted prior to the Reorganization was estimated at the date of grant using a Black-Scholes option pricing model for options of GroupTech. The following weighted average assumptions were used for options granted by GroupTech in 1997: expected term of 3.3 years, no dividends, a volatility factor of 1.12, and a risk-free interest rate of 5.75%. The per share weighted average fair value of options granted by GroupTech during 1997 was $1.30. No options were granted by Tube Turns and Bell during 1997.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                                           Years ended December 31,
                                                                             ------------------------------------------------
                                                                               1999                1998                1997
                                                                             --------            --------            --------
                                                                                 (in thousands, except for per share data)
     Pro forma income from continuing operations...........................  $  8,533            $  5,989            $    546
                                                                             ========            ========            ========
     Pro forma net income..................................................  $  8,533            $  5,989            $  4,363
                                                                             ========            ========            ========
     Pro forma per share data:
      Income from continuing operations:
       Basic...............................................................  $   0.90            $   0.63            $   0.06
       Diluted.............................................................  $   0.87            $   0.61            $   0.06
      Net income:
       Basic...............................................................  $   0.90            $   0.63            $   0.46
       Diluted.............................................................  $   0.87            $   0.61            $   0.44

     Effective February 1, 1999, the Company adopted a stock purchase plan to provide substantially all employees who have satisfied the eligibility requirements to purchase shares of the Company's common stock on a compensation deduction basis. The purchase price is the lower of 85% of the fair market value of the common stock on the first or last business day of the purchase period. Payroll deductions may not exceed $6,000 for any six-month cycle. The stock purchase plan expires January 31, 2006. At December 31, 1999, there were 284,400 shares available for purchase under the plan. During 1999, a total of 15,600 shares were issued under the plan.

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(14) Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

     The components of income taxes related to continuing operations are as follows:

                                                                  Years ended December 31,
                                                                ----------------------------
                                                                  1999      1998      1997
                                                                -------    -------   -------
                                                                       (in thousands)
     Current:
     Federal..................................................  $ 3,386    $ 2,844   $ 1,171
     State....................................................      320        441       138
     Other....................................................       38         37       169
                                                                -------    -------   -------
                                                                  3,744      3,322     1,478
     Deferred:
     Federal..................................................     (630)     1,011      (251)
     State....................................................      (15)       (22)      (84)
                                                                -------    -------   -------
                                                                   (645)       989      (335)
                                                                -------    -------   -------
                                                                $ 3,099    $ 4,311   $ 1,143
                                                                =======    =======   =======

     The Company files a consolidated federal income tax return which includes all subsidiaries. Income taxes paid during 1999, 1998 and 1997 totaled $2,136,000, $5,329,000 and $4,747,000, respectively. Income tax refunds received during 1997 totaled $1,373,000. At December 31, 1999, the Company had state net operating loss carryforwards of approximately $17,800,000 with various expiration dates.

     The following is a reconciliation of income tax expense to that computed by applying the federal statutory rate of 34% to income before income taxes, minority interests and discontinued operations:

                                                                  Years ended December 31,
                                                                ----------------------------
                                                                  1999      1998      1997
                                                                -------    -------   -------
                                                                        (in thousands)
Federal tax at the statutory rate.............................  $ 4,303    $ 3,997   $   691
State income taxes, net of federal tax benefit................      236        291        47
Change in valuation allowance for deferred tax asset..........   (1,891)      (882)      247
Research and development tax credit...........................     (544)        --        --
Other.........................................................      995        905       158
                                                                -------    -------   -------
                                                                $ 3,099    $ 4,311   $ 1,143
                                                                =======    =======   =======

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Deferred income tax assets and liabilities are as follows:

                                                                                   December 31,
                                                                                -----------------
                                                                                  1999      1998
                                                                                -------   -------
                                                                                  (in thousands)
Deferred tax assets:
 Compensation and benefit accruals............................                  $   992   $ 1,026
 Inventory valuation..........................................                      969       857
 Net operating loss carryforward..............................                      977     1,041
 Accounts receivable allowance................................                      250       310
 Defined benefit pension plan.................................                      985     1,629
 Other........................................................                    1,279     1,405
                                                                                -------   -------
                                                                                  5,452     6,268
 Valuation allowance..........................................                   (3,985)   (5,876)
                                                                                -------   -------
                                                                                  1,467       392
Deferred tax liabilities:
 Depreciation.................................................                   (1,494)   (1,148)
 Contract provisions..........................................                     (278)     (194)
                                                                                -------   -------
                                                                                 (1,772)   (1,342)
                                                                                -------   -------
Net deferred tax liability....................................                  $  (305)  $  (950)
                                                                                =======   =======

     The valuation allowance for deferred tax assets decreased by $1,891,000 and $882,000 in 1999 and 1998, respectively. The valuation allowance is recorded on the Company's deferred tax assets to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

(15) Net Income Per Common Share

     For periods prior to the Reorganization, shares used in computing basic and diluted net income per common share include the outstanding shares of Sypris common stock as of the date of the Reorganization and the dilution associated with common stock options issued prior to the Reorganization. For the years ended December 31, 1999 and 1998, the computation also gives effect to the dilution associated with the issuance of common stock options subsequent to the Reorganization. Additionally, earnings used in the computation of per share amounts for income from continuing operations and net income for periods prior to the Reorganization have been adjusted to exclude the minority interests reflected in the historical financial statements of GFP.

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The following table presents information necessary to calculate net income per common share:

                                                                                           Years ended December 31,
                                                                               --------------------------------------------
                                                                                   1999           1998            1997
                                                                               ------------    ------------    ------------
                                                                                 (in thousands, except for per share data)
     Shares outstanding:
      Weighted average shares outstanding...................................          9,515           9,438           9,424
      Effect of dilutive employee stock options.............................            346             355             402
                                                                               ------------    ------------    ------------
      Adjusted weighted average shares outstanding and assumed conversions..          9,861           9,793           9,826
                                                                               ============    ============    ============
     Income applicable to common stock:
      Income from continuing operations.....................................   $      9,556    $      7,446    $      1,527
      Discontinued operations...............................................             --              --           3,817
                                                                               ------------    ------------    ------------
      Net income............................................................          9,556           7,446           5,344
      Minority interests in losses of consolidated subsidiaries.............             --              --            (639)
                                                                               ------------    ------------    ------------
      Net income applicable to common stock.................................   $      9,556    $      7,446    $      4,705
                                                                               ============    ============    ============
     Income per common share:
      Basic income per common share:
       Income from continuing operations....................................   $       1.00    $       0.79    $       0.09
       Discontinued operations..............................................             --              --            0.41
                                                                               ------------    ------------    ------------
       Net income per common share..........................................   $       1.00    $       0.79    $       0.50
                                                                               ============    ============    ============
      Diluted income per common share:
       Income from continuing operations....................................   $       0.97    $       0.76    $       0.09
       Discontinued operations..............................................             --              --            0.39
                                                                               ------------    ------------    ------------
       Net income per common share..........................................   $       0.97    $       0.76    $       0.48
                                                                               ============    ============    ============

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16) Segment Information

     The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized for all years presented. The following presents financial information for the reportable segments of the Company:

                                               Years ended December 31,
                                            -------------------------------
                                              1999       1998       1997
                                            ---------  ---------  ---------
                                                    (in thousands)

Net revenue from unaffiliated customers:
 Electronics Group........................  $164,963   $174,396   $185,854
 Industrial Group.........................    37,167     37,229     31,501
                                            --------   --------   --------
                                            $202,130   $211,625   $217,355
                                            ========   ========   ========
Gross profit:
 Electronics Group........................  $ 37,873   $ 41,400   $ 27,079
 Industrial Group.........................     7,076      6,523      5,056
                                            --------   --------   --------
                                            $ 44,949   $ 47,923   $ 32,135
                                            ========   ========   ========
Operating income:
 Electronics Group........................  $ 12,005   $ 11,207   $  2,501
 Industrial Group.........................     4,930      4,329      2,456
 General, corporate and other.............    (2,769)    (2,685)    (3,172)
                                            --------   --------   --------
                                            $ 14,166   $ 12,851   $  1,785
                                            ========   ========   ========
Total assets:
 Electronics Group........................  $106,229   $ 90,174   $ 97,978
 Industrial Group.........................    26,714     18,905     16,946
 General, corporate and other.............    15,621     12,040      5,684
                                            --------   --------   --------
                                            $148,564   $121,119   $120,608
                                            ========   ========   ========
Depreciation and amortization:
 Electronics Group........................  $  6,551   $  5,933   $  6,111
 Industrial Group.........................       902        825        816
 General, corporate and other.............       129        151         93
 Discontinued operations..................        --         --        379
                                            --------   --------   --------
                                            $  7,582   $  6,909   $  7,399
                                            ========   ========   ========
Capital expenditures:
 Electronics Group........................  $  6,327   $  4,598   $  3,329
 Industrial Group.........................     7,134      1,185      2,294
 General, corporate and other.............       982         62        108
 Discontinued operations..................        --         --         15
                                            --------   --------   --------
                                            $ 14,443   $  5,845   $  5,746
                                            ========   ========   ========

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The Company attributes net revenue to countries based upon the location of its operations. Prior to June 30, 1997, the Company's Electronics Group had operations in Latin America (see Note 3). The Company's assets since that date are located exclusively in the United States. Export sales from the United States totaled $30,061,000, $25,551,000 and $22,717,000 in 1999, 1998 and 1997,
respectively. Following is geographic information regarding the Company's net revenue:

                                        Years ended December 31,
                                     ----------------------------
                                       1999      1998      1997
                                     --------  --------  --------
                                           (in thousands)

     United States.................  $202,130  $211,625  $200,424
     Latin America.................        --        --    16,931
                                     --------  --------  --------
                                     $202,130  $211,625  $217,355
                                     ========  ========  ========

(17) Discontinued Operations

     The Company formerly owned various commercial office buildings, industrial buildings and land (the "Real Estate Group"). The assets of the Real Estate Group were divested in a series of transactions beginning in October 1995 and ending in February 1997. The Real Estate Group is accounted for as a discontinued operation and, accordingly, the results of operations and related gain on the disposal are segregated in the accompanying consolidated income statements. The Company received proceeds from the sale of the real estate of $21,200,000 in 1997. The majority of the proceeds were used to repay mortgages on the related real estate properties.

(18) Quarterly Financial Information (Unaudited)

     The following is an analysis of certain items in the consolidated income statements by quarter for the years ended December 31, 1999 and 1998:

                                                     1999                                           1998
                             ------------------------------------------------  -------------------------------------------
                                First       Second       Third       Fourth      First       Second      Third     Fourth
                             -----------  -----------  ----------  ----------  ----------  ----------  ----------  -------
                                                       (in thousands, except for per share data)
Net revenue................      $44,898      $49,331     $48,291     $59,610     $55,490     $55,196     $46,936  $54,003
Gross profit...............        9,720       11,734      12,041      11,454      10,912      13,152      10,960   12,899
Operating income...........        2,432        3,704       4,364       3,666       2,093       3,772       3,299    3,687
Net income.................        1,533        2,459       2,763       2,801       1,061       2,087       1,919    2,379
Per share data:
 Net income:
  Basic....................         0.16         0.26        0.29        0.29        0.11        0.22        0.20     0.25
  Diluted..................         0.16         0.25        0.28        0.28        0.11        0.21        0.20     0.24


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

           3.  Exhibits


Exhibit
Number     Note    Description
------     ----    -----------
    2      (10)    Fourth Amended and Restated Agreement and Plan of Reorganization dated February 5, 1998 by and among Group
                   Financial Partners, Inc., Group Technologies Corporation, Bell Technologies, Inc. and Tube Turns Technologies,
                   Inc.

   2.1      (1)    Purchase and Sale Agreement among Honeywell Inc., Defense Communications Products Corporation (prior name of
                   Group Technologies Corporation) and Group Financial Partners, Inc. dated May 21, 1989.

   2.2      (1)    Purchase and Sale Agreement among Alliant Techsystems Inc., MAC Acquisition I, Inc. and Group Technologies
                   Corporation dated December 31, 1992.

   2.3      (1)    Purchase and Sale Agreement among Philips Electronic North America Corporation and Group Technologies Corporation
                   dated June 25, 1993.

   2.4      (6)    Stock and Asset Purchase and Sale Agreement among Group Technologies Corporation, Group Technologies Mexican
                   Holding Company, SCI Systems, Inc., SCI Systems de Mexico S.A. de C.V. and SCI Holdings, Inc. dated June 30,
                   1997.

   2.5     (14)    Asset Purchase Agreement among Datatape Incorporated, Delta Tango, Inc., Metrum-D, Inc., Impactdata, Inc. and M.
                   Stuart Millar dated November 12, 1997.

   3.1     (12)    Certificate of Incorporation of the Company.

   3.2     (13)    Bylaws of the Company.

   4.1     (16)    Specimen common stock certificate.

   4.2     (11)    Agreement and Plan of Merger dated September 22, 1997 by and between Group Technologies Corporation and Sypris
                   Solutions, Inc.

  10.1             1999 Amended and Restated Loan Agreement between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell
                   Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated
                   October 27, 1999.

  10.2      (1)    Form of U.S. Government Award/Contract.

  10.3      (1)    Lease between John Hancock Mutual Life Insurance Company and Honeywell, Inc. dated April 27, 1979; related Notice
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

  10.4     (14)    Lease between Metrum-Datatape, Inc. (assignee of Metrum, Inc.) and Alliant Techsystems, Inc. dated March 29, 1993 and amended July 29, 1993, May 2, 1994, November 14, 1995, December 4, 1996 and February 12, 1998 regarding 4800
                   East Dry Creek Road Property.

  10.5     (14)    Sublease between Pharmacia & Upjohn Company and Metrum-D, Inc. dated November 14, 1997.

  10.6      (3)    Sypris Solutions, Inc. Stock Option Plan, Restated effective December 17, 1996, dated January 22, 1990.

  10.7     (15)    Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees as Amended and Restated effective July 1, 1998, dated October 27, 1994.

  10.8     (14)    Sypris Solutions, Inc. Share Performance Program For Stock Option Grants dated July 1, 1998.

  10.9     (16)    Sypris Solutions, Inc. Independent Directors' Stock Option Plan as Amended and Restated effective February 23,
                   1999, dated October 27, 1994.

  10.10    (14)    Sypris Solutions, Inc. Independent Directors Compensation Program Amended and Restated on April 28, 1998, dated
                   September 1, 1995.

  10.11    (16)    Sypris Solutions, Inc. Profit Sharing Bonus Plan, effective as of January 2, 1999.

  10.12    (16)    Group Technologies Corporation Profit Sharing Bonus Plan, effective as of January 2, 1999.

  10.13    (16)    Tube Turns Technologies, Inc. Profit Sharing Bonus Plan, effective as of January 2, 1999.

  10.14     (2)    Group Technologies Corporate Management Deferred Compensation Plan Restated effective October 16, 1995, dated
                   August 29, 1995.

  10.15     (4)    Stock Purchase Right Agreement dated April 7, 1997 between Group Technologies Corporation and Thomas W. Lovelock.

  10.16     (5)    Employment Agreement by and between Group Technologies Corporation and Thomas W. Lovelock dated June 23, 1997.

    21     (16)    Subsidiaries of the Company.

    23             Consent of Ernst & Young LLP, independent auditors.

    27             Financial Data Schedule.

--------------
   (1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326).

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

   (15) Incorporated by reference to the Company's Form S-8 filed on September 2, 1998.

   (16) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2000.

                                                        SYPRIS SOLUTIONS, INC.
                                                             (Registrant)

                                                          /s/ Jeffrey T. Gill
                                              -----------------------------------------
                                                           (Jeffrey T. Gill)
                                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2000:

          /s/ Robert E. Gill                     Chairman of the Board
-------------------------------------
           (Robert E. Gill)

         /s/ Jeffrey T. Gill                     President, Chief Executive Officer and Director
-------------------------------------
          (Jeffrey T. Gill)

         /s/ David D. Johnson                    Vice President and Chief Financial Officer
-------------------------------------
          (David D. Johnson)                     (Principal Financial Officer)

          /s/ Anthony C. Allen                   Vice President and Controller
-------------------------------------
           (Anthony C. Allen)                    (Principal Accounting Officer)

          /s/ Henry F. Frigon                    Director
-------------------------------------
           (Henry F. Frigon)

          /s/ R. Scott Gill                      Director
-------------------------------------
           (R. Scott Gill)

          /s/ William L. Healey                  Director
-------------------------------------
           (William L. Healey)

          /s/ Roger W. Johnson                   Director
-------------------------------------
           (Roger W. Johnson)

         /s/ Sidney R. Petersen                  Director
-------------------------------------
          (Sidney R. Petersen)

          /s/ Robert Sroka                       Director
-------------------------------------
            (Robert Sroka)

                                                                     SCHEDULE II

                            SYPRIS SOLUTIONS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                           Balance at    Charged to                       Balance at
                                                            Beginning    Costs and                          End of
                                                            of Period    Expenses      Deductions           Period
                                                           ----------   -----------    -----------        -----------
                                                                                (in thousands)
Allowance for doubtful accounts:

Year ended December 31, 1999.............................  $      836   $      (129)   $       (37) (1)   $       670
                                                           ==========   ===========    ===========        ===========
Year ended December 31, 1998.............................  $    1,097   $       135    $      (396) (1)   $       836
                                                           ==========   ===========    ===========        ===========
Year ended December 31, 1997.............................  $    2,011   $       718    $    (1,632) (1)   $     1,097
                                                           ==========   ===========    ===========        ===========

Reserve for inactive, obsolete and unsalable inventory:

Year ended December 31, 1999.............................  $    4,024   $       446    $      (180) (2)   $     4,290
                                                           ==========   ===========    ===========        ===========
Year ended December 31, 1998.............................  $    5,769   $       851    $    (2,596) (2)   $     4,024
                                                           ==========   ===========    ===========        ===========
Year ended December 31, 1997.............................  $    6,531   $     2,130    $    (2,892) (2)   $     5,769
                                                           ==========   ===========    ===========        ===========

(1)  Uncollectible accounts written off.
(2)  Inactive, obsolete and unsalable inventory written off.