Form 10-Q
period 2000-04-02
SYPRIS SOLUTIONS INC
filed 2000-05-03
CIK 864240

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549



                                   FORM 10-Q



(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended April 2, 2000.

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
Yes    X    No       .
    -------   -------

As of April 27, 2000 the Registrant had 9,656,390 shares of Common Stock outstanding.

                                     INDEX

Part I.  Financial Information

         Item 1.  Financial Statements

            Consolidated Income Statements for the Three Months
             Ended April 2, 2000 and March 28, 1999........................... 1

            Consolidated Balance Sheets at April 2, 2000 and
             December 31, 1999................................................ 2

            Consolidated Statements of Cash Flows for the Three Months
             Ended April 2, 2000 and March 28, 1999........................... 3

            Notes to Consolidated Financial Statements........................ 4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................6

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K............................ 9

Signatures....................................................................10

Part I. Financial Information
Item 1. Financial Statements


                            Sypris Solutions, Inc.

                        Consolidated Income Statements
                   (in thousands, except for per share data)

                                                        Three Months Ended
                                                      -----------------------
                                                         April 2,    March 28,
                                                           2000        1999
                                                         -------     -------
                                                             (Unaudited)
Net revenue.........................................     $50,697     $44,898
Cost of sales.......................................      39,943      35,178
                                                         -------     -------
  Gross profit......................................      10,754       9,720

Selling, general and administrative expense.........       6,303       5,442
Research and development............................       1,167       1,603
Amortization of intangible assets...................         362         243
Special charges.....................................       1,740          --
                                                         -------     -------
  Operating income..................................       1,182       2,432

Interest expense, net...............................         931         298
Other income, net...................................          (5)       (105)
                                                         -------     -------
Income before income taxes..........................         256       2,239
Income tax expense..................................          77         706
                                                         -------     -------
Net income..........................................     $   179     $ 1,533
                                                         =======     =======
Net income per common share:
  Basic.............................................     $  0.02     $  0.16
  Diluted...........................................     $  0.02     $  0.16

Shares used in computing per common share amounts:
  Basic.............................................       9,637       9,452
  Diluted...........................................       9,990       9,763

The accompanying notes are an integral part of the consolidated financial statements.

                            Sypris Solutions, Inc.

                          Consolidated Balance Sheets
                     (in thousands, except for share data)

                                                                                                          April 2,     December 31,
                                                                                                            2000           1999
                                                                                                          --------     ------------
                                    Assets                                                              (Unaudited)

Current assets:
 Cash and cash equivalents............................................................................    $ 15,401         $ 10,406
 Accounts receivable, net.............................................................................      29,414           23,793
 Inventory, net.......................................................................................      45,987           49,462
 Other current assets.................................................................................       2,686            4,279
                                                                                                          --------         --------
  Total current assets................................................................................      93,488           87,940

Property, plant and equipment, net....................................................................      42,966           40,192
Intangible assets, net................................................................................      17,588           18,038
Other assets..........................................................................................       2,499            2,394
                                                                                                          --------         --------
                                                                                                          $156,541         $148,564
                                                                                                          ========         ========
                     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable.....................................................................................    $ 15,374         $ 11,022
 Accrued liabilities..................................................................................      15,849           17,813
 Current portion of long-term debt....................................................................      11,000            5,400
                                                                                                          --------         --------
  Total current liabilities...........................................................................      42,223           34,235

Long-term debt........................................................................................      49,000           49,000
Other liabilities.....................................................................................       4,177            4,509
                                                                                                          --------         --------
  Total liabilities...................................................................................      95,400           87,744

Shareholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized; no shares issued.........................          --               --
 Common stock, non-voting, par value $.01 per share, 10,000,000 shares authorized; no shares issued...          --               --
 Common stock, par value $.01 per share, 20,000,000 shares authorized; 9,654,790 and 9,589,214 shares
  issued and outstanding in 2000 and 1999, respectively...............................................          97               96
 Additional paid-in capital...........................................................................      24,062           23,921
 Retained earnings....................................................................................      37,055           36,876
 Accumulated other comprehensive income (loss)........................................................         (73)             (73)
                                                                                                          --------         --------
  Total shareholders' equity..........................................................................      61,141           60,820
                                                                                                          --------         --------
                                                                                                          $156,541         $148,564
                                                                                                          ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                            Sypris Solutions, Inc.

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                                    Three Months Ended
                                                                                                 -----------------------
                                                                                                 April 2,      March 28,
                                                                                                   2000          1999
                                                                                                 --------      ---------
                                                                                                       (Unaudited)
Cash flows from operating activities:
  Net income...................................................................................  $    179      $   1,533
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization............................................................     2,391          1,811
      Other noncash charges (credits)..........................................................       101           (125)
      Changes in operating assets and liabilities:
        Accounts receivable....................................................................    (5,616)           710
        Inventory..............................................................................     3,391         (3,698)
        Other current and noncurrent assets....................................................     1,593           (284)
        Accounts payable.......................................................................     2,588            431
        Accrued and other liabilities..........................................................    (1,977)        (1,394)
                                                                                                 --------      ---------
          Net cash provided by (used in) operating activities..................................     2,650         (1,016)

Cash flows from investing activities:
  Capital expenditures.........................................................................    (3,052)        (1,893)
  Other........................................................................................      (345)          (334)
                                                                                                 --------      ---------
          Net cash used in investing activities................................................    (3,397)        (2,227)

Cash flows from financing activities:
  Net borrowings under revolving credit agreements.............................................     5,600          1,593
  Principal payments on long-term debt.........................................................        --            (18)
  Proceeds from issuance of common stock.......................................................       142             24
                                                                                                 --------      ---------
          Net cash provided by financing activities............................................     5,742          1,599
                                                                                                 --------      ---------
Net increase (decrease) in cash and cash equivalents...........................................     4,995         (1,644)

Cash and cash equivalents at beginning of period...............................................    10,406         12,387
                                                                                                 --------      ---------
Cash and cash equivalents at end of period.....................................................  $ 15,401      $  10,743
                                                                                                 ========      =========

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

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, "Sypris" or the "Company"), Bell Technologies, Inc. ("Bell"), Group Technologies Corporation ("GroupTech"), Metrum-Datatape, Inc. ("Metrum-Datatape"), and Tube Turns Technologies, Inc. ("Tube Turns"), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended April 2, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1999 as presented in the Company's annual report on Form 10-K.

(3)  Net Income per Common Share

     There were no adjustments required to be made to net income for purposes of computing basic and diluted net income per common share. A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per common share is as follows (in thousands):

                                                                         Three Months Ended
                                                                      ------------------------
                                                                       April 2,      March 28,
                                                                         2000          1999
                                                                       --------      ---------
                                                                             (Unaudited)
      Shares used to compute basic net income per common share.....      9,637          9,452
      Dilutive effect of stock options.............................        353            311
                                                                      --------        -------
      Shares used to compute diluted net income per common share...      9,990          9,763
                                                                      ========        =======

(4) Inventory

    Inventory consists of the following (in thousands):

                                                                                   April 2,      December 31,
                                                                                     2000           1999
                                                                                 -----------     ------------
                                                                                 (Unaudited)

    Raw materials.............................................................       $13,793          $12,640
    Work-in-process...........................................................         9,494            9,649
    Finished goods............................................................         1,326            1,673
    Costs relating to long-term contracts and programs, net of amounts
     attributed to revenue recognized to date.................................        36,864           31,258
    Progress payments related to long-term contracts and programs.............       (10,691)          (1,038)
    LIFO reserve..............................................................          (430)            (430)
    Reserve for excess and obsolete inventory.................................        (4,369)          (4,290)
                                                                                     -------          -------
                                                                                     $45,987          $49,462
                                                                                     ========         =======

(5) Special Charges

    Special charges of $1.7 million were recognized during the three months ended April 2, 2000 for activities related to the consolidation of certain operations within the Electronics Group. The special charges incurred for these activities include workforce reductions, facilities rearrangement and relocation expenses, and employment costs related to the transfer of production.

(6) Segment Data

    The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized in either of the periods presented. The following table presents financial information for the reportable segments of the Company for the three months ended April 2, 2000 and March 28, 1999 (in thousands):

                                                               Three Months Ended
                                                            -----------------------
                                                            April 2,      March 28,
                                                              2000           1999
                                                            --------      ---------
                                                                 (Unaudited)
     Net revenue from unaffiliated customers:
       Electronics Group...............................     $41,310        $35,521
       Industrial Group................................       9,387          9,377
                                                            -------        -------
                                                            $50,697        $44,898
                                                            =======        =======
     Gross profit:
       Electronics Group...............................     $ 9,187        $ 7,883
       Industrial Group................................       1,567          1,837
                                                            -------        -------
                                                            $10,754        $ 9,720
                                                            =======        =======
     Operating income:
       Electronics Group...............................     $   893        $ 1,816
       Industrial Group................................       1,038          1,334
       General, corporate and other....................        (749)          (718)
                                                            -------        -------
                                                            $ 1,182        $ 2,432
                                                            =======        =======

(7) Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain financial data, expressed as a percentage of net revenue, derived from the Company's consolidated income statements for the three months ended April 2, 2000 and March 28, 1999.

                                                         Three Months Ended
                                                        --------------------
                                                        April 2,   March 28,
                                                          2000       1999
                                                        --------   ---------
Net revenue...........................................   100.0%      100.0%
Cost of sales.........................................    78.8        78.4
                                                         -----       -----
Gross profit..........................................    21.2        21.6
Selling, general and administrative expense...........    12.4        12.1
Research and development..............................     2.3         3.6
Amortization of intangible assets.....................     0.7         0.5
Special charges.......................................     3.5          --
                                                         -----       -----
Operating income......................................     2.3%        5.4%
                                                         =====       =====
Net income............................................     0.4%        3.4%
                                                         =====       =====

     For reporting purposes, the operations of Bell, GroupTech and Metrum-Datatape are included in the Electronics Group, and Tube Turns' operations are included in the Industrial Group. Segment discussion is included in the following discussion and analysis of the Company's consolidated results of operations.

     Net revenue for the first quarter of 2000 was $50.7 million, an increase of $5.8 million, or 12.9%, from $44.9 million for the first quarter of 1999. The growth occurred within the Electronics Group, which increased net revenue by 16.3% to $41.3 million in 2000 from $35.5 million in 1999. The majority of this growth was generated by new contracts for manufacturing services. Shipments on certain of the manufacturing services contracts received during 1999 began to increase during the first quarter of 2000. This resulted in a revenue mix consisting of a higher percentage of manufacturing services revenue for the Electronics Group in the first quarter of 2000 as compared to 1999. The Electronics Group's backlog increased to $116.1 million at the end of the first quarter of 2000 as new orders during the quarter exceeded shipments by $8.5 million. The Industrial Group's net revenue was $9.4 million in the first quarter of 2000 and 1999. Shipments of axles to customers in the automotive market increased to offset declines in other product offerings attributable to reduced demand and market conditions in the oil and gas industry and certain Asian markets. The trend in the Company's year-to-year revenue and order growth is expected to continue during 2000.

     Gross profit for the first quarter of 2000 was $10.8 million, an increase of $1.1 million, or 10.6%, compared to $9.7 million for the first quarter of 1999. The Electronics Group's gross profit for the first quarter of 2000 was $9.2 million, an increase of $1.3 million, or 16.5%, compared to $7.9 million for the first quarter of 1999. The Electronics Group's gross profit percentage was 22.2% in the first quarter of 2000 and 1999. The increase in the Electronics Group's gross profit is primarily attributable to the increase in net revenue from manufacturing services.

The Industrial Group's gross profit for the first quarter of 2000 was $1.6 million, a decrease of $0.2 million, or 14.7%, compared to $1.8 million for the first quarter of 1999. The Industrial Group's gross profit percentage decreased to 16.7% in the first quarter of 2000 from 19.6% for the comparable period in 1999. The decrease in the Industrial Group's gross profit is primarily attributable to additional costs related to building the production capacity and organizational infrastructure to support the business currently in backlog and the order forecast for the year 2000. The Electronics Group is making similar investments, primarily to support new business opportunities with its manufacturing services customers. Both groups expect the additional costs incurred to strengthen the Company's operations will continue to have an impact on gross profit for the balance of the year 2000 and will result in a lower gross profit percentage as compared to 1999. The Company anticipates the impact on gross profit will decline as the expected growth in revenue is achieved during the remaining three quarters of the year 2000.

     Selling, general and administrative expense for the first quarter of 2000 was $6.3 million, an increase of $0.9 million, or 15.8%, compared to $5.4 million for the first quarter of 1999. The increase in the Company's net revenue and orders resulted in increased selling expense. The investments the Company is making in organizational infrastructure referred to in the gross profit discussion above also included certain selling, general and administrative expenses, the majority of which is within the Electronics Group.

     Research and development expense for the first quarter of 2000 was $1.2 million, a decrease of $0.4 million, or 27.2%, compared to $1.6 million for the first quarter of 1999. This decrease is attributable to the Electronics Group, and relates to the timing of new product releases for the data acquisition, storage and analysis product lines.

     Amortization of intangible assets for the first quarter of 2000 was $362,000, an increase of $119,000, or 49.0% compared to $243,000 for the first quarter of 1999. This increase resulted from the amortization of goodwill recorded in connection with the December 1999 calibration business acquisition by the Electronics Group.

     Special charges of $1.7 million were recognized during the first quarter of 2000 for activities related to the consolidation of certain operations within the Electronics Group. Operations for the Electronics Group's data acquisition, storage and analysis product lines have been conducted at two facilities since the November 1997 acquisition that expanded this business. Although several consolidation actions were implemented immediately following this acquisition, management identified a number of additional synergies that could be realized through the elimination of redundant manufacturing operations and staffing of functional areas between the two facilities. The majority of these consolidation activities were substantially completed during the first quarter of 2000 and it is anticipated that an additional $0.6 million in special charges will be recognized in the second quarter of 2000 in connection with these consolidation activities. The special charges incurred for these activities include workforce reductions, facilities rearrangement and relocation expenses, and employment costs related to the transfer of production.

     Interest expense for the first quarter of 2000 was $0.9 million, an increase of $0.6 million, or 212.4%, from $0.3 million for the first three months of 1999. This increase is primarily due to an increase in the weighted average debt outstanding coupled with an increase in interest rates. The Company's weighted average debt outstanding more than doubled to approximately $49.4 million in the first quarter of 2000 from approximately $22.4 million in the first quarter of 1999. This increase resulted primarily from the December 1999 acquisition by the Electronics Group, working capital funding related to the increase in revenue and order backlog and capital expenditures during 1999 and the first quarter of 2000 to support the Company's new business opportunities. The weighted average interest rate for the first quarter of 2000 was approximately 7.37% as compared to approximately 5.75% for the prior year quarter.

     Income tax expense, on an interim basis, is provided for at the anticipated effective tax rate for the year.

Liquidity, Capital Resources and Financial Condition

     Net cash provided by operating activities totaled $2.7 million for the first quarter of 2000, compared to net cash used by operating activities of $1.0 million for the comparable period of 1999. Accounts receivable increased by $5.6 million during the first quarter of 2000. This increase primarily resulted from a high volume of shipments just prior to the end of the first quarter of 2000 as compared to the low volume of shipments immediately prior to December 31, 1999, principally related to Year 2000 issues and concerns by customers. During the first quarter of

2000, the Company's inventory balance decreased $3.4 million. Inventory in the Electronics Group and Industrial Group decreased $2.9 million and $0.5 million, respectively, during the first quarter of 2000. The decrease in the Electronics Group's inventory was related to the high volume of shipments on manufacturing services contracts in the first quarter of 2000. Accounts payable increased by $2.6 million in the first quarter of 2000 due to the timing of payments to vendors. The Company also received a $1.5 million federal tax refund during the first quarter of 2000.

     Net cash used in investing activities was $3.4 million for the first quarter of 2000, compared to $2.2 million for the comparable period in 1999. This change primarily resulted from the increased levels of capital expenditures in both the Electronics Group and the Industrial Group, which totaled $1.2 million and $1.9 million, respectively. Capital expenditures for the Electronics Group were principally comprised of facilities improvements and manufacturing, assembly and test equipment. The Industrial Group's capital expenditures included facilities improvements and new forging and machining equipment to increase and expand the range of production capabilities.

     Net cash provided by financing activities totaled $5.7 million during the first quarter of 2000 compared to net cash provided by financing activities of $1.6 million during the comparable period of 1999. During the first quarter of 2000, the Company's net borrowings under its revolving credit facilities increased $5.6 million in order to fund its operating and investing needs.

     Under the terms of the credit agreement between the Company and its bank, the Company had total availability for borrowings and letters of credit under its revolving credit facility of $40.0 million at April 2, 2000, which, when combined with the cash balance of $15.4 million, provides for total cash and borrowing capacity of $55.4 million. Maximum borrowings on the revolving credit facility are $100.0 million, subject to a $15.0 million limit for letters of credit.

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

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

   Exhibit
   Number   Description
   ------   -----------

     27     Financial Data Schedule



(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the three months ended April 2, 2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SYPRIS SOLUTIONS, INC.
                                                  (Registrant)

Date:    May 3, 2000               By: /s/ David D. Johnson
     ------------------               --------------------------------
                                           (David D. Johnson)
                                           Vice President & Chief
                                           Financial Officer

Date:    May 3, 2000               By: /s/ Anthony C. Allen
     ------------------               --------------------------------
                                           (Anthony C. Allen)
                                           Vice President, Controller &
                                           Chief Accounting Officer