Form 10-Q
period 2000-07-02
SYPRIS SOLUTIONS INC
filed 2000-08-01
CIK 864240

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q


(Mark One)

     X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
    ---
         Exchange Act of 1934. For the quarterly period ended July 2, 2000.

                                      or

    ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _______.


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

                                (502) 585-5544
             (Registrant's telephone number, including area code)
                        _______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No ___
    ---

As of July 21, 2000, the Registrant had 9,662,990 shares of Common Stock outstanding.

                               Table of Contents

Part I.    Financial Information
           Item 1.  Financial Statements

                    Consolidated Income Statements for the Three and
                     Six Months Ended July 2, 2000 and June 27, 1999.................................   2

                    Consolidated Balance Sheets at July 2, 2000 and
                     December 31, 1999...............................................................   3

                    Consolidated Statements of Cash Flows for the Six
                     Months Ended July 2, 2000 and June 27, 1999.....................................   4

                    Notes to Consolidated Financial Statements.......................................   5

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations....................................   8

Part II.   Other Information

           Item 4   Submission of Matters to a Vote of Security Holders..............................  12

           Item 6   Exhibits and Reports on Form 8-K.................................................  12

Signatures...........................................................................................  13

Part I.  Financial Information

Item 1.  Financial Statements

                            Sypris Solutions, Inc.

                        Consolidated Income Statements

                   (in thousands, except for per share data)

                                                        Three Months Ended       Six Months Ended
                                                      ----------------------    -------------------
                                                        July 2,    June 27,     July 2,    June 27,
                                                         2000       1999          2000       1999
                                                      ----------   --------     --------   --------
                                                               (Unaudited)             (Unaudited)
Net revenue.........................................     $52,118    $49,331     $102,815    $94,229
Cost of sales.......................................      40,765     37,597       80,708     72,775
                                                         -------    -------     --------    -------
    Gross profit....................................      11,353     11,734       22,107     21,454
Selling, general and administrative expense.........       6,726      5,929       13,029     11,371
Research and development............................         794      1,857        1,961      3,460
Amortization of intangible assets...................         362        244          724        487
Special charges.....................................         732         --        2,472         --
                                                         -------    -------     --------    -------
    Operating income................................       2,739      3,704        3,921      6,136
Interest expense, net...............................         929        329        1,860        627
Other income, net...................................        (144)      (142)        (149)      (247)
                                                         -------    -------     --------    -------
Income before income taxes..........................       1,954      3,517        2,210      5,756
Income tax expense..................................         586      1,058          663      1,764
                                                         -------    -------     --------    -------
Net income..........................................     $ 1,368    $ 2,459     $  1,547    $ 3,992
                                                         =======    =======     ========    =======
Net income per common share:
    Basic...........................................     $  0.14    $  0.26     $   0.16    $  0.42
    Diluted.........................................     $  0.14    $  0.25     $   0.15    $  0.41
Shares used in computing per common share amounts:
    Basic...........................................       9,659      9,488        9,647      9,472
    Diluted.........................................      10,052      9,815       10,018      9,781

   The accompanying notes are an integral part of the consolidated financial statements.

                             Sypris Solutions, Inc.

                          Consolidated Balance Sheets

                     (in thousands, except for share data)

                                                                                                              July 2,   December 31,
                                                                                                               2000        1999
                                                                                                            ----------  -----------
                                                                                                            (Unaudited)
                                                      Assets
Current assets:
  Cash and cash equivalents...............................................................................     $ 10,421   $ 10,406
  Accounts receivable, net................................................................................       32,488     23,793
  Inventory, net..........................................................................................       53,580     49,462
  Other current assets....................................................................................        2,221      4,279
                                                                                                               --------   --------
     Total current assets.................................................................................       98,710     87,940
Property, plant and equipment, net........................................................................       48,813     40,192
Intangible assets, net....................................................................................       17,236     18,038
Other assets..............................................................................................        2,353      2,394
                                                                                                               --------   -------
                                                                                                               $167,112   $148,564
                                                                                                               ========   ========
                                               Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable........................................................................................     $ 17,638   $ 11,022
  Accrued liabilities.....................................................................................       16,117     17,813
  Current portion of long-term debt.......................................................................        7,800      5,400
                                                                                                               --------   --------
     Total current liabilities............................................................................       41,555     34,235
Long-term debt............................................................................................       59,000     49,000
Other liabilities.........................................................................................        3,966      4,509
                                                                                                               --------   --------
     Total liabilities....................................................................................      104,521     87,744

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized; no shares issued............................           --         --
  Common stock, non-voting, par value $.01 per share, 10,000,000 shares authorized; no shares issued......           --         --
  Common stock, par value $.01 per share, 20,000,000 shares authorized; 9,662,990 and 9,589,214 shares
  issued and outstanding in 2000 and 1999, respectively...................................................           96         96
  Additional paid-in capital..............................................................................       24,145     23,921
  Retained earnings.......................................................................................       38,423     36,876
  Accumulated other comprehensive income (loss)...........................................................          (73)       (73)
                                                                                                               --------   --------
     Total shareholders' equity...........................................................................       62,591     60,820
                                                                                                               --------   --------
                                                                                                               $167,112   $148,564
                                                                                                               ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             Sypris Solutions, Inc.

                     Consolidated Statements of Cash Flows

                                 (in thousands)

                                                          Six Months Ended
                                                        --------------------
                                                         July 2,   June 27,
                                                          2000       1999
                                                        --------    -------
                                                            (Unaudited)
Cash flows from operating activities:
 Net income...........................................    $  1,547    $ 3,992
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation and amortization.....................       4,825      3,696
    Other noncash charges.............................         119        202
    Changes in operating assets and liabilities:
     Accounts receivable..............................      (8,704)    (3,183)
     Inventory........................................      (4,200)    (5,192)
     Other current and noncurrent assets..............       2,058       (373)
     Accounts payable.................................       5,931        626
     Accrued and other liabilities....................      (2,136)    (6,331)
                                                          --------    -------
      Net cash used in operating activities...........        (560)    (6,563)
Cash flows from investing activities:
 Capital expenditures.................................     (12,046)    (4,665)
 Other................................................          (3)      (268)
                                                          --------    -------
      Net cash used in investing activities...........     (12,049)    (4,933)
Cash flows from financing activities:
 Net borrowings under revolving credit agreements.....      12,400     10,627
 Principal payments on long-term debt.................          --       (859)
 Proceeds from issuance of common stock...............         224        300
                                                          --------    -------
      Net cash provided by financing activities.......      12,624     10,068
                                                          --------    -------
Net increase (decrease) in cash and cash equivalents..          15     (1,428)
Cash and cash equivalents at beginning of period......      10,406     12,387
                                                          --------    -------
Cash and cash equivalents at end of period............    $ 10,421    $10,959
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

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, "Sypris" or the "Company"), Bell Technologies, Inc. ("Bell"), Group Technologies Corporation ("GroupTech"), Metrum-Datatape, Inc. ("Metrum-Datatape"), and Tube Turns Technologies, Inc. ("Tube Turns"), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Certain amounts in the Company's 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation. Actual results for the three and six months ended July 2, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1999 as presented in the Company's annual report on Form 10-K.

(3)  Net Income per Common Share

     There were no adjustments required to be made to net income for purposes of computing basic and diluted net income per common share. A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per common share is as follows (in thousands):

                                                                                          Three Months Ended       Six Months Ended
                                                                                          -------------------      ----------------
                                                                                         July 2,        June 27,   July 2,  June 27,
                                                                                          2000           1999       2000     1999
                                                                                          ----           ----       ----     ----
Shares used to compute basic net income per common share.....................               9,659          9,488     9,647     9,472
Dilutive effect of stock options.............................................                 393            327       371       309
                                                                                         --------        -------   -------  --------
Shares used to compute diluted net income per common share...................              10,052          9,815    10,018     9,781
                                                                                         ========        =======   =======  ========

(4)  Inventory

     Inventory consists of the following (in thousands):

                                                                                         July 2,     December 31,
                                                                                          2000          1999
                                                                                          ----          ----
     Raw materials................................................................      $ 14,633       $ 12,640
     Work-in-process..............................................................         8,516          9,649
     Finished goods...............................................................         1,455          1,673
     Costs relating to long-term contracts and programs, net of amounts
      attributed to revenue recognized to date....................................        42,584         29,637
     Progress payments related to long-term contracts and programs................       (10,229)        (1,038)
     LIFO reserve.................................................................          (729)          (430)
     Reserve for excess and obsolete inventory....................................        (2,650)        (2,669)
                                                                                        --------       --------
                                                                                        $ 53,580       $ 49,462
                                                                                        ========       ========

(5)  Special Charges

     Special charges of $732,000 and $2,472,000 were recognized during the three and six months ended July 2, 2000, respectively, for activities related to the consolidation of certain operations within the Electronics Group. The special charges incurred for these activities include workforce reductions, facilities rearrangement and relocation expenses, and employment costs related to the transfer of production.

(6)  Segment Data

     The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized for all periods presented. The following table presents financial information for the reportable segments of the Company for the three and six months ended July 2, 2000 and June 27, 1999 (in thousands):

                                                             Three Months Ended     Six Months Ended
                                                            --------------------   -------------------
                                                             July 2,    June 27,    July 2,   June 27,
                                                              2000       1999        2000      1999
                                                              ----       ----        ----      ----
     Net revenue from unaffiliated customers:
      Electronics Group.........................            $42,774    $40,257     $ 84,084   $75,778
      Industrial Group..........................              9,344      9,074       18,731    18,451
                                                            -------    -------     --------   -------
                                                            $52,118    $49,331     $102,815   $94,229
                                                            =======    =======     ========   =======
     Gross profit:
      Electronics Group.........................            $ 9,874    $10,176     $ 19,061   $18,059
      Industrial Group..........................              1,479      1,558        3,046     3,395
                                                            -------    -------     --------   -------
                                                            $11,353    $11,734     $ 22,107   $21,454
                                                            =======    =======     ========   =======
     Operating income:
      Electronics Group.........................            $ 2,631    $ 3,636     $  3,524   $ 5,452
      Industrial Group..........................                951        941        1,989     2,275
      General, corporate and other..............               (843)      (873)      (1,592)   (1,591)
                                                            -------    -------     --------   -------
                                                            $ 2,739    $ 3,704     $  3,921   $ 6,136
                                                            =======    =======     ========   =======

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain financial data, expressed as a percentage of net revenue, from the Company's Consolidated Income Statements for the three and six months ended July 2, 2000 and June 27, 1999.

                                                     Three Months Ended          Six Months Ended
                                                   ----------------------      ---------------------
                                                   July 2,       June 27,      July 2,       June 27,
                                                    2000          1999          2000          1999
                                                    ----          ----          ----          ----
Net revenue..................................       100.0%        100.0%        100.0%        100.0%
Cost of sales................................        78.2          76.2          78.5          77.2
                                                    -----         -----         -----         -----
Gross profit.................................        21.8          23.8          21.5          22.8
Selling, general and administrative expense..        12.9          12.0          12.7          12.1
Research and development.....................         1.5           3.8           1.9           3.7
Amortization of intangible assets............         0.7           0.5           0.7           0.5
Special charges..............................         1.4            --           2.4            --
                                                    -----         -----         -----         -----
Operating income.............................         5.3%          7.5%          3.8%          6.5
                                                    =====         =====         =====         =====
Net income...................................         2.6%          5.0%          1.5%          4.2%
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

     Net revenue for the second quarter of 2000 was $52.1 million, an increase of $2.8 million, or 5.6%, from $49.3 million for the second quarter of 1999. Net revenue for the first six months of 2000 was $102.8 million, an increase of $8.6 million, or 9.1%, from $94.2 million for the first six months of 1999. The revenue growth came primarily from the Electronics Group, which increased net revenue by $2.5 million and $8.3 million for the second quarter and six-month periods, respectively. Within the Electronics Group, the revenue growth was generated primarily from new contracts for manufacturing services and the expansion of the calibration business due to an acquisition completed in the fourth quarter of 1999. Together these two areas increased net revenue by $4.8 million and $12.9 million for the second quarter and six-month periods, respectively. The increase in the Electronics Group's net revenue for both periods was partially offset by reduced sales quantities for certain product offerings, partly due to production delays experienced during the consolidation of two facilities. Shortages and extended purchase lead times are currently being experienced on certain electronic components utilized in the Electronics Group's manufacturing services' contracts. While the Company believes sufficient component purchase contracts exist to enable it to substantially meet its customer delivery schedules for the next twelve months, the Company's results of operations or financial position could be impacted by these component market conditions. The Electronics Group's backlog increased by $30.2 million during the second quarter to $136.7 million, which includes the effect of a $23.4 million multi-year order from one customer. The Industrial Group reported an increase in net revenue of $0.3 million for both the second quarter and six-month periods. Shipments of axles to customers in the automotive market and other forged product lines generated net revenue consistent with the prior year, while sales of other product offerings to customers in the oil and gas industry increased over the prior year. The trend in the Company's year-to-year revenue and order growth is expected to continue during 2000.

     Gross profit for the second quarter of 2000 was $11.4 million, or 21.8% of net revenue, as compared to $11.7 million, or 23.8% of net revenue for the second quarter of 1999. Gross profit for the first six months of 2000 was $22.1 million, or 21.5% of net revenue, as compared to $21.5 million, or 22.8% of net revenue for the first six months of 1999. The Electronics Group's gross profit for the second quarter of 2000 was $9.9 million, a decrease of $0.3 million, or 3.0%, compared to $10.2 million for the second quarter of 1999. The Electronics Group's gross profit for the first six months of 2000 was $19.1 million, an increase of $1.0 million, or 5.5%, compared to $18.1 million for the first six months of 1999. Although net revenue in the Electronics Group increased for both the second quarter and six-month periods, the second quarter decline in gross profit resulted from a change in revenue mix and reduced margins on certain product offerings. During the first six months of 2000, the Company's revenue mix consisted of a higher percentage of manufacturing services revenue and a lower percentage of product revenue as compared to the year-earlier period. This change in revenue mix reduced gross margin since margins are typically lower on manufacturing services revenue than product sales. The impact on gross margin for the comparable second quarter periods was compounded by product manufacturing inefficiencies primarily related to the reduced product sales volume. The Electronics Group's gross profit percentage decreased to 23.1% in the second quarter of 2000 from 25.3% in the comparable period of 1999. The gross profit percentage of the Electronics Group for the first six months of 2000 and 1999 was 22.7% and 23.8%, respectively. The Industrial Group's gross profit for the second quarter of 2000 was $1.5 million, a decrease of $0.1 million, or 5.1%, compared to $1.6 million for the second quarter of 1999. The Industrial Group's gross profit for the first six months of 2000 was $3.0 million, a decrease of $0.4 million, or 10.3%, compared to $3.4 million for the first six months of 1999. The decrease in the Industrial Group's gross profit for the second quarter and first six months was primarily attributable to additional costs related to building the production capacity and organizational infrastructure to support the business currently in backlog and the order forecast for the year 2000 and beyond. The Electronics Group is making similar investments, primarily to support new business opportunities with its manufacturing services customers. Both groups expect that the additional costs incurred to strengthen the Company's operations will continue to have an impact on gross profit for the balance of the year 2000 and will result in a lower gross profit percentage as compared to 1999. The Company anticipates the impact on gross profit will decline as the expected growth in revenue is achieved during the remaining two quarters of the year 2000.

     Selling, general and administrative expense for the second quarter of 2000 was $6.7 million, or 12.9% of net revenue, as compared to $5.9 million, or 12.0% of net revenue for the second quarter of 1999. Selling, general and administrative expense for the first six months of 2000 was $13.0 million, or 12.7% of net revenue, as compared to $11.4 million, or 12.1% of net revenue for the first six months of 1999. The Electronics Group reported an increase of $0.9 million and $1.7 million for the second quarter and six-month periods, respectively. The increase in the Company's net revenue and orders resulted in increased selling expense. The investments the Company is making in organizational infrastructure referred to in the gross profit discussion above also include certain selling, general and administrative expenses, the majority of which are within the Electronics Group.

     Research and development expense for the second quarter of 2000 was $0.8 million, or 1.5% of net revenue, as compared to $1.9 million, or 3.8% of net revenue for the second quarter of 1999. Research and development expense for the first six months of 2000 was $2.0 million, or 1.9% of net revenue, as compared to $3.5 million, or 3.7% of net revenue for the first six months of 1999. This decrease was attributable to the Electronics Group, and relates to the timing of new product releases for the data acquisition, storage and analysis product lines and the utilization of strategic alliances with suppliers for product development.

     Amortization of intangible assets for the second quarter of 2000 was $0.3 million, an increase of $0.1 million, or 48.4% compared to $0.2 million for the second quarter of 1999. Amortization of intangible assets for the first six months of 2000 was $0.7 million, an increase of $0.2 million, or 48.7% compared to $0.5 million for the first six months of 1999. This increase resulted from the amortization of goodwill recorded in connection with the December 1999 calibration business acquisition by the Electronics Group.

     Special charges of $0.7 million were recognized during the second quarter of 2000 for activities related to the consolidation of certain operations within the Electronics Group. Operations for the Electronics Group's data acquisition, storage and analysis product lines have been conducted at two facilities since the November 1997 acquisition that expanded this business. Although several consolidation actions were implemented immediately following this acquisition, management identified a number of additional synergies that could be realized through the elimination of redundant manufacturing operations and staffing of functional areas between the two facilities. The majority of these consolidation activities were substantially completed during the first six months of 2000 and it is anticipated that an additional $0.2 million in special charges will be recognized in the second half of 2000 in connection with these consolidation activities. The special charges incurred for these activities include workforce reductions, facilities rearrangement and relocation expenses, and employment costs related to the transfer of production.

     Interest expense for the second quarter of 2000 was $0.9 million, an increase of $0.6 million, or 182.4%, from $0.3 million for the comparable period of 1999. Interest expense for the first six months of 2000 was $1.8 million, an increase of $1.2 million, or 196.7%, from $0.6 million for the comparable period of 1999. This increase was primarily due to an increase in the weighted average debt outstanding coupled with an increase in interest rates. The Company's weighted average debt outstanding more than doubled to approximately $52.0 million in the second quarter of 2000 from approximately $23.0 million in the second quarter of 1999. This increase resulted primarily from the December 1999 acquisition by the Electronics Group, working capital funding related to the increase in revenue and order backlog and capital expenditures during 1999 and the first six months of 2000 to support the Company's new business opportunities. The weighted average interest rate for the second quarter of 2000 was approximately 7.81% as compared to approximately 5.76% for the prior year quarter.

     Income tax expense, on an interim basis, is provided for at the anticipated effective tax rate for the year.

Liquidity, Capital Resources and Financial Condition

     Net cash used in operating activities was $0.6 million for the first six months of 2000 as compared to $6.6 million for the comparable period of 1999. During the first six months of 2000, the Company's accounts receivable and inventory balances increased by $8.7 million and $4.2 million, respectively. The $8.7 million increase in accounts receivable resulted from a high volume of shipments occurring late in the second quarter as compared to the low volume of shipments immediately prior to December 31,1999, principally related to Year 2000 issues and related concerns by customers. During the first six months of 2000, inventory increased by $4.9 million in the Electronics Group and decreased by $0.7 million in the Industrial Group. The increase in the Electronics Group's inventory was primarily attributable to requirements resulting from startup programs for manufacturing services and for expected shipments on certain contracts scheduled during the second half of 2000. Accounts payable increased by $5.9 million for the first six months of 2000 due to the increase in inventory requirements and the timing of payments to vendors.

     Net cash used in investing activities was $12.0 million for the first six months of 2000 as compared to $4.9 million for the comparable period of 1999. This change primarily resulted from the increased levels of capital expenditures in both the Electronics Group and the Industrial Group, which totaled $3.8 million and $7.9 million, respectively. Capital expenditures for the Electronics Group were principally comprised of facilities improvements and manufacturing, assembly and test equipment. The Industrial Group's capital expenditures included facilities improvements and new forging and machining equipment to increase and expand the range of production capabilities.

     Net cash provided by financing activities was $12.6 million during the first six months of 2000 as compared to $10.1 million during the comparable period of 1999. During the first six months of 2000, the Company's net borrowings under its revolving credit facilities increased $12.4 million in order to fund its operating and investing needs.

     Under the terms of the credit agreement between the Company and its bank, the Company had total availability for borrowings and letters of credit under its revolving credit facility of $33.2 million at July 2, 2000, which, when combined with the cash balance of $10.4 million, provides for total cash and borrowing capacity of $43.6 million. Maximum borrowings on the revolving credit facility are $100.0 million, subject to a $15.0 million limit for letters of credit.

     The Company recently entered into a letter of intent for the acquisition of certain assets, including inventory, a manufacturing facility and related equipment to be utilized in the Industrial Group's operations. The Company intends to fund the acquisition with proceeds from its existing credit agreement. Although, the acquisition, if completed, will increase the Company's outstanding borrowings, the Company believes the total borrowing capacity under its Revolving Credit Agreement will continue to provide the Company with sufficient liquidity for its existing operations.

     The Company believes earnings before depreciation and amortization, existing cash reserves and available borrowings under its existing credit facility will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. If the Company completes the proposed acquisition as discussed above and makes additional significant acquisitions or if working capital and capital expenditure requirements exceed expected levels during 2000 or in the foreseeable future, it may require additional external sources of capital.

Forward-looking Statements

      This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similar forward looking statements are made periodically in reports to the Commission, press releases, reports and documents and in written and oral presentations to investors, shareholders, analysts and others, regarding future results or expected developments. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Sypris believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from those suggested in this report, including, among others: the Company's dependence on its current management; the risks and uncertainties present in the Company's business; business conditions and growth in the general economy and the electronics and industrial markets served by the Company; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with the Company's manufacturing facilities; as well as other factors described elsewhere in this report and in the Company's other filings with the Commission.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on May 2, 2000 in Louisville, Kentucky. At the meeting, stockholders elected a Board of eight directors pursuant to the following votes:

                                            Votes in     Votes
     Director                                 Favor     Withheld
     --------                                 -----     --------

     Robert E. Gill.....................    9,312,875     4,308
     Jeffrey T. Gill....................    9,313,536     3,647
     R. Scott Gill......................    9,313,536     3,647
     Henry F. Frigon....................    9,312,950     4,233
     William L. Healey..................    9,313,700     3,483
     Roger W. Johnson...................    9,312,950     4,233
     Sidney R. Petersen.................    9,312,950     4,233
     Robert Sroka.......................    9,313,700     3,483

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

   Exhibit
   Number        Description
   ------        -----------

     27          Financial Data Schedule.

(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the three months ended July 2, 2000.