Form 10-Q
period 2000-10-01
SYPRIS SOLUTIONS INC
filed 2000-10-30
CIK 864240

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549



                                   FORM 10-Q



(Mark One)

     X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
    ---  Exchange Act of 1934. For the quarterly period ended October 1, 2000.

                                       or

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

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___    No _______.


As of October 20, 2000, the Registrant had 9,705,758 shares of Common Stock outstanding.

                               Table of Contents

Part I.  Financial Information

         Item 1.  Financial Statements
            Consolidated Income Statements for the Three
             and Nine Months Ended October 1, 2000 and
             September 26, 1999...........................    2

            Consolidated Balance Sheets at October 1, 2000
             and December 31, 1999........................    3

            Consolidated Statements of Cash Flows for the
             Nine Months Ended October 1, 2000 and
             September 26, 1999...........................    4

            Notes to Consolidated Financial Statements....    5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..............................    8

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K........   12

Signatures................................................   13

Part I. Financial Information

Item 1. Financial Statements


                            Sypris Solutions, Inc.

                        Consolidated Income Statements

                   (in thousands, except for per share data)

                                                         Three Months Ended           Nine Months Ended
                                                     --------------------------   --------------------------
                                                     October 1,   September 26,   October 1,   September 26,
                                                         2000         1999            2000         1999
                                                     ----------   -------------   ----------   -------------
                                                            (Unaudited)                  (Unaudited)
Net revenue........................................  $   53,887   $      48,291   $  156,702   $     142,520
Cost of sales......................................      44,797          36,250      125,505         109,025
                                                     ----------   -------------   ----------   -------------

  Gross profit.....................................       9,090          12,041       31,197          33,495

Selling, general and administrative expense........       6,684           5,826       19,713          17,197
Research and development...........................         921           1,608        2,882           5,068
Amortization of intangible assets..................         363             243        1,087             730
Special charges....................................         415              --        2,887              --
                                                     ----------   -------------   ----------   -------------

  Operating income.................................         707           4,364        4,628          10,500

Interest expense, net..............................       1,289             423        3,149           1,050
Other income, net..................................         (56)            (15)        (205)           (262)
                                                     ----------   -------------   ----------   -------------

(Loss) income before income taxes..................        (526)          3,956        1,684           9,712

Income tax (benefit) expense.......................        (616)          1,193           47           2,957
                                                     ----------   -------------   ----------   -------------

Net income.........................................  $       90   $       2,763   $    1,637   $       6,755
                                                     ==========   =============   ==========   =============

Net income per common share:
  Basic............................................  $     0.01   $        0.29   $     0.17   $        0.71
  Diluted..........................................  $     0.01   $        0.28   $     0.16   $        0.69

Shares used in computing per common share amounts:
  Basic............................................       9,684           9,537        9,660           9,493
  Diluted..........................................      10,013           9,939        9,992           9,820

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             Sypris Solutions, Inc.

                          Consolidated Balance Sheets
                     (in thousands, except for share data)

                                                     October 1,    December 31,
                                                       2000            1999
                                                    -----------    ------------
                                                    (Unaudited)
                      Assets
Current assets:
  Cash and cash equivalents........................    $ 11,045        $ 10,406
  Accounts receivable, net.........................      29,780          23,793
  Inventory, net...................................      60,490          49,462
  Other current assets.............................       2,740           4,279
                                                       --------        --------
    Total current assets...........................     104,055          87,940
Property, plant and equipment, net.................      50,501          40,192
Intangible assets, net.............................      16,890          18,038
Other assets.......................................       2,480           2,394
                                                       --------        --------
                                                       $173,926        $148,564
                                                       ========        ========

           Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable.................................    $ 21,817        $ 11,022
  Accrued liabilities..............................      13,402          17,813
  Current portion of long-term debt................       6,000           5,400
                                                       --------        --------
    Total current liabilities......................      41,219          34,235
Long-term debt.....................................      66,000          49,000
Other liabilities..................................       3,768           4,509
                                                       --------        --------
    Total liabilities..............................     110,987          87,744
Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares
    authorized; no shares issued...................          --              --
  Common stock, non-voting, par value $.01 per
    share, 10,000,000 shares authorized; no shares
    issued.........................................          --              --
  Common stock, par value $.01 per share,
    20,000,000 shares authorized; 9,705,758 and
    9,589,214 shares issued and outstanding in
    2000 and 1999, respectively....................          97              96
  Additional paid-in capital.......................      24,402          23,921
  Retained earnings................................      38,513          36,876
  Accumulated other comprehensive income (loss)....         (73)            (73)
                                                       --------        --------
    Total shareholders' equity.....................      62,939          60,820
                                                       --------        --------
                                                       $173,926        $148,564
                                                       ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             Sypris Solutions, Inc.

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                              Nine Months Ended
                                                         --------------------------
                                                         October 1,   September 26,
                                                            2000          1999
                                                         ----------   -------------
                                                               (Unaudited)
Cash flows from operating activities:
 Net income............................................    $  1,637         $ 6,755
 Adjustments to reconcile net income to
   net cash used in operating activities:
     Depreciation and amortization.....................       7,257           5,592
     Other noncash charges.............................         169             430
     Changes in operating assets and liabilities:
       Accounts receivable.............................      (5,968)         (2,486)
       Inventory.......................................     (11,178)         (8,312)
       Other current and noncurrent assets.............       1,539            (895)
       Accounts payable................................       9,617             381
       Accrued and other liabilities...................      (5,028)         (4,868)
                                                           --------         -------
         Net cash used in operating activities.........      (1,955)         (3,403)
Cash flows from investing activities:
  Capital expenditures.................................     (15,301)         (8,067)
  Other................................................        (187)           (718)
                                                           --------         -------
         Net cash used in investing activities.........     (15,488)         (8,785)
Cash flows from financing activities:
  Net borrowings under revolving credit agreements.....      17,600          11,624
  Principal payments on long-term debt.................          --          (1,664)
  Proceeds from issuance of common stock...............         482             523
                                                           --------         -------
         Net cash provided by financing activities.....      18,082          10,483
                                                           --------         -------
Net increase (decrease) in cash and cash equivalents...         639          (1,705)
Cash and cash equivalents at beginning of period.......      10,406          12,387
                                                           --------         -------
Cash and cash equivalents at end of period.............    $ 11,045         $10,682
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

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, "Sypris" or the "Company"), Bell Technologies, Inc. ("Bell"), Group Technologies Corporation ("GroupTech"), Metrum-Datatape, Inc. ("Metrum-Datatape"), and Tube Turns Technologies, Inc. ("Tube Turns"), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Certain amounts in the Company's 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation. Actual results for the three and nine months ended October 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1999 as presented in the Company's annual report on Form 10-K.

(3)  Net Income per Common Share

     There were no adjustments required to be made to net income for purposes of computing basic and diluted net income per common share. A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per common share is as follows (in thousands):

                                                 Three Months Ended           Nine Months Ended
                                             ---------------------------  --------------------------
                                             October 1,    September 26,   October 1,   September 26,
                                                2000           1999          2000            1999
                                             ----------    -------------   ----------   -------------
Shares used to compute basic net
 income per common share.................         9,684            9,537        9,660           9,493
Dilutive effect of stock options.........           329              402          332             327
                                             ----------    -------------   ----------   -------------
Shares used to compute diluted net
 income per common share.................        10,013            9,939        9,992           9,820
                                             ==========    =============   ==========   =============


(4)  Inventory

     Inventory consists of the following (in thousands):
                                                               October 1,     December 31,
                                                                  2000            1999
                                                               ----------     ------------
     Raw materials.............................................  $12,540         $12,640
     Work-in-process...........................................   10,056           9,649
     Finished goods............................................    2,423           1,673
     Costs relating to long-term contracts and programs,
      net of amounts attributed to revenue recognized to date..   48,000          29,637
     Progress payments related to long-term contracts
      and programs.............................................   (8,740)         (1,038)
     LIFO reserve..............................................     (942)           (430)
     Reserve for excess and obsolete inventory.................   (2,847)         (2,669)
                                                                 -------         -------
                                                                 $60,490         $49,462
                                                                 =======         =======

(5)  Special Charges

     Special charges of $415,000 and $2,887,000 were recognized during the three and nine months ended October 1, 2000, respectively, for activities related to the consolidation of certain operations within the Electronics Group. The special charges incurred for these activities include workforce reductions, facilities rearrangement and relocation expenses, and employment costs related to the transfer of production.

(6)  Segment Data

     The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized for all periods presented. The following table presents financial information for the reportable segments of the Company for the three and nine months ended October 1, 2000 and September 26, 1999 (in thousands):

                                                     Three Months Ended            Nine Months Ended
                                                 --------------------------   --------------------------
                                                 October 1,   September 26,   October 1,   September 26,
                                                    2000          1999           2000          1999
                                                 ----------   -------------   ----------   -------------
     Net revenue from unaffiliated customers:
     Electronics Group.........................     $45,493         $39,526     $129,577        $115,304
     Industrial Group..........................       8,394           8,765       27,125          27,216
                                                    -------         -------     --------        --------
                                                    $53,887         $48,291     $156,702        $142,520
                                                    =======         =======     ========        ========
     Gross profit:
     Electronics Group.........................     $ 8,133         $10,299     $ 27,194        $ 28,358
     Industrial Group..........................         957           1,742        4,003           5,137
                                                    -------         -------     --------        --------
                                                    $ 9,090         $12,041     $ 31,197        $ 33,495
                                                    =======         =======     ========        ========
     Operating income:
     Electronics Group.........................     $ 1,146         $ 3,885     $  4,670        $  9,337
     Industrial Group..........................         391           1,194        2,380           3,469
     General, corporate and other..............        (830)           (715)      (2,422)         (2,306)
                                                    -------         -------     --------        --------
                                                    $   707         $ 4,364     $  4,628        $ 10,500
                                                    =======         =======     ========        ========

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

     More specifically, according to the complaints, Tube Turns is the alleged manufacturer of a carbon steel pipe elbow which failed, causing the explosion which destroyed the coker plant and caused unspecified damages to surrounding property owners. One of the actions was brought by Exxon and claims damages for destruction of the plant, which Exxon estimates exceed one hundred million dollars. In this action, Tube Turns is a co-defendant with the fabricator who built the pipe line in which the elbow was incorporated and with the general contractor for the plant. The third action is a class action suit filed on behalf of the residents living around the plant and claims damages in an amount as yet undetermined. Exxon is a co-defendant with Tube Turns, the contractor and the fabricator in this action. In both actions, Tube Turns maintains that the carbon steel pipe elbow at issue was appropriately marked as carbon steel and was improperly installed, without the knowledge of Tube Turns, by the fabricator and general contractor in a part of the plant requiring a chromium steel elbow.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

     The following table sets forth certain financial data, expressed as a percentage of net revenue, from the Company's Consolidated Income Statements for the three and nine months ended October 1, 2000 and September 26, 1999.

                                                    Three Months Ended                Nine Months Ended
                                               ----------------------------      ---------------------------
                                                October 1,    September 26,      October 1,    September 26,
                                                   2000           1999              2000           1999
                                               -----------    -------------      ----------    -------------
Net revenue..................................    100.0%           100.0%           100.0%          100.0%
Cost of sales................................     83.1             75.1             80.1            76.5
                                                 -----            -----            -----           -----
Gross profit.................................     16.9             24.9             19.9            23.5
Selling, general and administrative expense..     12.4             12.1             12.6            12.1
Research and development.....................      1.7              3.3              1.8             3.5
Amortization of intangible assets............      0.7              0.5              0.7             0.5
Special charges..............................      0.8               --              1.8              --
                                                 -----            -----            -----           -----
Operating income.............................      1.3%             9.0%             3.0%            7.4%
                                                 =====           ======            =====           =====
Net income...................................      0.2%             5.7%             1.0%            4.7%
                                                 =====           ======            =====           =====

     For reporting purposes, the operations of Bell, GroupTech and Metrum-Datatape are included in the Electronics Group, and Tube Turns' operations are included in the Industrial Group. Segment discussion is included in the following discussion and analysis of the Company's consolidated results of operations.

     Net revenue for the third quarter of 2000 was $53.9 million, an increase of $5.6 million, or 11.6%, from $48.3 million for the third quarter of 1999. Net revenue for the first nine months of 2000 was $156.7 million, an increase of $14.2 million, or 10.0%, from $142.5 million for the first nine months of 1999. The revenue growth came exclusively from the Electronics Group, which increased net revenue by $6.0 million and $14.3 million for the third quarter and nine-month periods, respectively. Within the Electronics Group, the revenue growth was generated primarily from new contracts for manufacturing services and the expansion of the calibration business due to an acquisition completed in the fourth quarter of 1999. Together these two areas increased net revenue by approximately $8.9 million and $21.3 million for the third quarter and nine-month periods, respectively. The increase in the Electronics Group's net revenue for both periods was partially offset by reduced sales quantities for certain product offerings, partly due to production delays experienced during the consolidation of two facilities. The Electronics Group's backlog increased by $4.2 million during the third quarter to $140.9 million. The Industrial Group reported a decrease in net revenue of $0.4 million and $0.1 million for the third quarter and nine-month periods, respectively. During the third quarter of 2000, shipments of axles to customers in the heavy-duty truck market generated less net revenue than in the prior year due to reduced volume, while sales of other forged product lines and other product offerings to customers in the oil and gas industry increased over the prior year. The decline in net revenue for the heavy-duty truck forged product line was primarily attributable to an approximate 30% reduction in demand in the truck markets served by the Industrial Group. The trend in the Company's year-to-year revenue growth is expected to continue in the fourth quarter of 2000. Additionally, shortages and extended purchase lead times are currently being experienced on certain electronic components utilized in the Electronics Group's manufacturing services contracts. While the Company believes that a sufficient supply of components will be available to enable it to substantially meet its customer delivery schedules for the next twelve months, the Company's results of operations or financial position could be negatively impacted by these component market conditions.

     Gross profit for the third quarter of 2000 was $9.1 million, or 16.9% of net revenue, as compared to $12.0 million, or 24.9% of net revenue for the third quarter of 1999. Gross profit for the first nine months of 2000 was $31.2 million, or 19.9% of net revenue, as compared to $33.5 million, or 23.5% of net revenue for the first nine months of 1999. The revenue growth from manufacturing services and the acquired calibration business generated additional gross profit of approximately $1.6 million and $3.8 million for the third quarter and nine-month periods, respectively. This was offset by decreased gross profit of approximately $1.5 million and $3.4 million for the third quarter and nine-month periods, respectively, resulting from reductions in net revenue from certain high margin products. Although the volume variances accounted for a net increase in gross profit of $0.1 million and $0.4 million for the comparable periods, the Company's unfavorable cost variances reduced gross profit by $3.0 million and $2.7 million for the third quarter and nine-month periods, respectively. The factors impacting gross profit, particularly for the comparable third quarter periods, are discussed immediately below for each segment.

     The Electronics Group's gross profit for the third quarter of 2000 was $8.1 million, or 17.9% of net revenue, as compared to $10.3 million, or 26.1% of net revenue for the third quarter of 1999. The Electronics Group's gross profit for the first nine months of 2000 was $27.2 million, or 21.0% of net revenue, as compared to $28.4 million, or 24.6% of net revenue for the first nine months of 1999. During the third quarter, gross profit for the Electronics Group was adversely affected by four primary factors. First, the shortages in certain electronic components caused manufacturing inefficiencies in the production process due to the unpredictability of scheduling receipts of allocated components from vendors. Second, the number of new program start-ups increased substantially during the third quarter as compared to the prior year period. Manufacturing inefficiencies on new programs generally result in lower gross margins during the startup phase and margins typically improve as the programs mature. Third, additional costs incurred to make the necessary investments in people, equipment and processes to support new manufacturing services program start-ups, programs currently in backlog and the order forecast for the next twelve months have also reduced gross profit in the current periods. And fourth, volume declines on certain of the Electronics Group's high margin products have reduced overhead absorption and further decreased gross profit for the third quarter and nine-month periods. For the first nine months of 2000, gross profit was also negatively affected by manufacturing inefficiencies related to the transfer of production following the consolidation of two facilities, which was substantially completed by the end of the third quarter. Management expects the factors affecting gross profit during the third quarter will continue during the fourth quarter of 2000 and will begin to lessen during the first half of 2001 as manufacturing efficiency improves on new programs and shipments on contracts in backlog begin to accelerate. The availability of certain electronic components is not expected to improve during the next twelve months and management is working with its vendors and customers to minimize the impact on profitability.

     The Industrial Group's gross profit for the third quarter of 2000 was $1.0 million, or 11.4% of net revenue, as compared to $1.7 million, or 19.9% of net revenue for the third quarter of 1999. The Industrial Group's gross profit for the first nine months of 2000 was $4.0 million, or 14.8% of net revenue, as compared to $5.1 million, or 18.9% of net revenue for the first nine months of 1999. The reduced sales volume for the heavy-duty truck forged product line had a negative impact on overhead absorption during the third quarter. Along with the decline in revenue, the capital investment and infrastructure development related to increasing forging capacity and creating new machining capabilities to support the future growth plans of the Industrial Group further contributed to the decrease in gross profit for the third quarter and nine-month periods. Management expects customer demand in the truck market will not increase significantly during the next twelve months and is taking actions to lessen the impact on profitability.

     Selling, general and administrative expense for the third quarter of 2000 was $6.7 million, or 12.4% of net revenue, as compared to $5.8 million, or 12.1% of net revenue for the third quarter of 1999. Selling, general and administrative expense for the first nine months of 2000 was $19.7 million, or 12.6% of net revenue, as compared to $17.2 million, or 12.1% of net revenue for the first nine months of 1999. The increase in selling, general and administrative expense was attributable primarily to the Electronics Group, which reported an increase of $0.7 million and $2.4 million for the third quarter and nine-month periods, respectively. The investments the Company is making in organizational infrastructure referred to in the gross profit discussion above also include certain selling, general and administrative expenses, the majority of which are within the Electronics Group. In addition, selling expenses have increased as a result of the increases in net revenue and orders for the Electronics Group.

     Research and development expense for the third quarter of 2000 was $0.9 million, or 1.7% of net revenue, as compared to $1.6 million, or 3.3% of net revenue for the third quarter of 1999. Research and development expense for the first nine months of 2000 was $2.9 million, or 1.8% of net revenue, as compared to $5.1 million, or 3.5% of net revenue for the first nine months of 1999. This decrease was attributable to the Electronics Group, and relates to the timing of new product releases for the data acquisition, storage and analysis product lines and the utilization of strategic alliances with suppliers for product development.

     Amortization of intangible assets for the third quarter of 2000 was $0.4 million, an increase of $0.2 million, or 49.4% compared to $0.2 million for the third quarter of 1999. Amortization of intangible assets for the first nine months of 2000 was $1.1 million, an increase of $0.4 million, or 48.9% compared to $0.7 million for the first nine months of 1999. This increase resulted from the amortization of goodwill recorded in connection with the December 1999 calibration business acquisition by the Electronics Group.

     Special charges of $0.4 million and $2.9 million were recognized during the third quarter and first nine months of 2000, respectively, for activities related to the consolidation of certain operations within the Electronics Group. Operations for the Electronics Group's data acquisition, storage and analysis product lines have been conducted at two facilities since the November 1997 acquisition that expanded this business. Although several consolidation actions were implemented immediately following this acquisition, management identified a number of additional synergies that could be realized through the elimination of redundant manufacturing operations and staffing of functional areas between the two facilities. The majority of these consolidation activities were substantially completed during the first six months of 2000 and it is anticipated that an additional $0.1 million in special charges will be recognized in the last quarter of 2000 in connection with these consolidation activities. The special charges incurred for these activities include workforce reductions, facilities rearrangement and relocation expenses, and employment costs related to the transfer of production.

     Interest expense for the third quarter of 2000 was $1.3 million, an increase of $0.9 million, or 205%, from $0.4 million for the comparable period of 1999. Interest expense for the first nine months of 2000 was $3.1 million, an increase of $2.1 million, or 200%, from $1.0 million for the comparable period of 1999. This increase was primarily due to an increase in the weighted average debt outstanding coupled with an increase in interest rates. The Company's weighted average debt outstanding more than doubled to approximately $63.5 million in the third quarter of 2000 from approximately $31.4 million in the third quarter of 1999. This increase resulted primarily from the December 1999 acquisition by the Electronics Group, working capital funding related to the increase in revenue and order backlog and capital expenditures during 1999 and the first nine months of 2000 to support the Company's new business opportunities. The weighted average interest rate for the third quarter of 2000 was approximately 8.4% as compared to approximately 6.0% for the prior year quarter. In accordance with the terms in the Company's credit agreement, the weighted average interest rate is expected to increase approximately 100 basis points in the fourth quarter of 2000.

     An income tax benefit of approximately $0.6 million was recognized during the third quarter of 2000 primarily due to a revision of the Company's effective tax rate for the year. The lower effective tax rate results primarily from research and development tax credits and foreign sales corporation tax benefits.

Liquidity, Capital Resources and Financial Condition

     Net cash used in operating activities was $2.0 million for the first nine months of 2000 as compared to $3.4 million for the comparable period of 1999. During the first nine months of 2000, the Company's accounts receivable and inventory balances increased by $6.0 million and $11.2 million, respectively. The $6.0 million increase in accounts receivable resulted primarily from a high volume of shipments occurring late in the third quarter as compared to the low volume of shipments immediately prior to December 31, 1999, principally related to Year 2000 issues and related concerns by customers. During the first nine months of 2000, inventory increased by $12.6 million in the Electronics Group and decreased by $1.4 million in the Industrial Group. The increase in the Electronics Group's inventory was primarily attributable to startup programs for manufacturing services, electronic component shortages and expected shipments on certain contracts scheduled during the last quarter of 2000 and in the first half of 2001. The decrease in the Industrial Group's inventory was primarily due to reduced sales in the automotive forged product line. Accounts payable increased by $9.6 million for the first nine months of 2000 due to the increase in inventory requirements and the timing of payments to vendors.

     Net cash used in investing activities was $15.5 million for the first nine months of 2000 as compared to $8.8 million for the comparable period of 1999. This change primarily resulted from the increased levels of capital expenditures in both the Electronics Group and the Industrial Group, which totaled $4.5 million and $10.3 million, respectively. Capital expenditures for the Electronics Group were principally comprised of facilities improvements and manufacturing, assembly and test equipment. The Industrial Group's capital expenditures included facilities improvements and new forging and machining equipment to increase and expand the range of production capabilities. As of October 1, 2000 the Company has committed to spending approximately $11.0 million for capital expenditures in the next twelve months.

     Net cash provided by financing activities was $18.1 million during the first nine months of 2000 as compared to $10.5 million during the comparable period of 1999. During the first nine months of 2000, the Company's net borrowings under its revolving credit facilities increased $17.6 million in order to fund its operating and investing needs.

     Under the terms of the credit agreement between the Company and its bank, the Company had total availability for borrowings and letters of credit under its revolving credit facility of $28.0 million at October 1, 2000, which, when combined with the cash balance of $11.0 million, provides for total cash and borrowing capacity of $39.0 million. Maximum borrowings on the revolving credit facility are $100.0 million, subject to a $15.0 million limit for letters of credit.

     The Company believes earnings before depreciation and amortization, existing cash reserves and available borrowings under its existing credit facility will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. While the Company continues to pursue acquisition opportunities, it does not expect to complete any acquisitions during the fourth quarter of 2000. If the Company makes significant acquisitions or if working capital and capital expenditure requirements exceed expected levels during 2000 or in the foreseeable future, it may require additional external sources of capital.

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

Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

   Exhibit
   Number   Description
   ------   -----------

     27     Financial Data Schedule.

(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the three months ended October 1, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SYPRIS SOLUTIONS, INC.
                                                      (Registrant)

Date: October 30, 2000              By:           /s/ David D. Johnson
      ------------------                ----------------------------------------
                                                   (David D. Johnson)
                                        Vice President & Chief Financial Officer

Date: October 30, 2000              By:           /s/ Anthony C. Allen
      ------------------                ----------------------------------------
                                                   (Anthony C. Allen)
                                           Vice President, Controller & Chief
                                                   Accounting Officer