Form 10-K405
period 2000-12-31
SYPRIS SOLUTIONS INC
filed 2001-03-02
CIK 864240

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
    X     Annual report pursuant to Section 13 or 15(d) of the Securities
  -----
          Exchange Act of 1934. For the fiscal year ended December 31, 2000.

  _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to
          ________.

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

                                (502) 329-2000
             (Registrant's telephone number, including area code)

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

Yes   X        No _____
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock held by non-affiliates on February 20, 2001 (based upon the average of the high and low prices of the registrant's common stock reported for such date on The Nasdaq Stock Market), was $8,833,012. As of February 20, 2001, the registrant had 9,736,749 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held May 1, 2001 are incorporated by reference into Part III to the extent described therein.

                               Table of Contents

                                                                                                      Page No.
                                                                                                      --------
Part I

Item 1.       Business...............................................................................       1

Item 2.       Properties.............................................................................       6

Item 3.       Legal Proceedings......................................................................       6

Item 4.       Submission of Matters to a Vote of Security Holders....................................       6

Part II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters..............       7

Item 6.       Selected Financial Data................................................................       8

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..       9

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.............................      13

Item 8.       Financial Statements and Supplementary Data............................................      14

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...      35

Part III

Item 10.      Directors and Executive Officers of the Registrant.....................................      35

Item 11.      Executive Compensation.................................................................      35

Item 12.      Security Ownership of Certain Beneficial Owners and Management.........................      35

Item 13.      Certain Relationships and Related Transactions.........................................      35

Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................      36

Signatures...........................................................................................      39

                                    PART I

Item 1. Business

Introduction

     Sypris Solutions, Inc. is a diversified provider of technology-based outsource services and specialized industrial products. The Company performs a wide range of manufacturing and technical services, typically under long-term contracts with major manufacturers. The Company also manufactures and sells complex data storage systems, magnetic instruments, current sensors, high-pressure closures and a variety of other industrial products. The terms "Sypris" and the "Company" as used herein include Sypris Solutions, Inc. and its consolidated subsidiaries, except where the context indicates otherwise. The Company's wholly-owned subsidiaries are Bell Technologies, Inc. ("Bell"), Group Technologies Corporation ("GroupTech"), Metrum-Datatape, Inc. ("Metrum-Datatape") and Tube Turns Technologies, Inc. ("Tube Turns"). The Company's common stock is traded on The Nasdaq Stock Market under the symbol SYPR .

     The Company has two reportable segments: the Electronics Group and the Industrial Group. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies and workforce skills of the segments. The Company evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes. Financial information about these segments for the three fiscal years ended December 31, 2000 is set forth in Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

     The Electronics Group's service offerings include a variety of manufacturing and technical services for a diversified base of customers as an outsource service provider. The Electronics Group employs a multi-disciplined engineering team that provides comprehensive manufacturing, design support and high assurance encryption solutions to its customers in a variety of markets, including information security, avionics, space and telecommunications. The Electronics Group's advanced engineering services capabilities include electronic design services, software systems, electronic assembly, testing, evaluation and related support services. The Electronics Group provides various levels of testing and evaluation services that include analysis, engineering, and mechanical and electronic testing to ascertain performance and reliability under induced environmental stress conditions including vibration, temperature extremes, hi-g acceleration, altitude, shock, flammability, acoustical noise and flight dynamics. The Electronics Group also provides calibration and repair services for electronic, mechanical and process-control instrumentation. Revenue derived from outsource services by the Electronics Group accounted for approximately 78%, 73% and 69% of the segment's net revenue and 66%, 59% and 56% of total net revenue in the years ended December 31, 2000, 1999 and 1998, respectively.

     The Electronics Group's products include data acquisition, storage and analysis products for critical instrumentation recording and data collection applications in test aircraft, spacecraft, satellites, ships and submarines, in addition to applications in scientific laboratories and commercial data centers. The Electronics Group also manufactures magnetic and current sensing components and measurement instrumentation products for industrial and research applications. Revenue derived from product sales by the Electronics Group accounted for approximately 22%, 27% and 31% of the segment's net revenue and 19%, 22% and 26% of total net revenue in the years ended December 31, 2000, 1999 and 1998, respectively.

     Although there were no acquisitions during 2000, a calibration and repair business was acquired late in December 1999 by the Electronics Group and, therefore, the impact was fully reflected in the operating results of 2000. The most significant component of this acquisition was the addition of a fleet of fifteen mobile calibration laboratories. These self-contained, temperature controlled, ISO-certified mobile laboratories allow the Electronics

Group to provide calibration services to remote locations across the United States. Additional calibration services are performed utilizing certain of the transportable equipment at other customer locations around the world. This operation complements the calibration and repair services offered by the Electronics Group at its branch and on-site service locations.

     The Electronics Group successfully pursued and was awarded a number of manufacturing service contracts with major corporations during 2000, resulting in a record level of backlog of approximately $143 million at December 31, 2000. These new contracts are primarily with aerospace and defense companies and reflect what the Company believes is an increasing trend toward outsourcing across a wide range of industries. Shipments on certain new contracts began during 2000 and are expected to increase throughout 2001.

     The principal raw materials and purchased component parts for the manufacture of the Electronics Group's products are available from a number of suppliers and have historically been available in sufficient quantities to meet production requirements. However, the Electronics Group has recently experienced shortages for certain electronic components. The supply shortages and extended lead times for certain components have resulted in curtailed production or delays in production of assemblies using that component, both of which have also contributed to an increase in inventory levels. The Company has generally been able to reduce the impact of the component shortages by working with customers to reschedule deliveries, by working with suppliers to provide the needed components, or by purchasing components at somewhat higher prices from distributors, rather than directly from manufacturers. These procedures reduce, but do not eliminate, the Company's inventory risk. The Company expects that shortages and delays in deliveries of certain electronic components will continue during 2001. Any shortages of raw materials may result in production delays or increased costs which could have a material adverse affect on the Company's financial position or results of operations.

     The Electronics Group's customers include Raytheon Company, Honeywell, Inc., Lockheed Martin Corporation, Litton Industries, Inc., LAM Research Corporation, Boeing Corporation and certain other aerospace and defense companies. Revenue from Raytheon Company accounted for 15.4% of total net revenue and 18.3% of the Electronics Group's net revenue in 2000. Revenue from Raytheon Company accounted for 7.2% and 7.8% of the Electronics Group's net revenue in 1999 and 1998, respectively. No other single customer accounted for more than 10% of total net revenue in 2000, 1999 or 1998. The Electronics Group believes its relationship with its major customers are good, however, the loss of Raytheon Company or the combined loss of one or more of its major customers could have a material adverse affect on the Company's financial position or results of operations.

     The Electronics Group's customers also include various agencies of the U.S. Government, which in the aggregate accounted for 21%, 26% and 22% of the Company's total net revenue and 25%, 32% and 27% of the Electronics Group's net revenue for 2000, 1999 and 1998, respectively. No single U.S. Government agency accounted for more than 10% of the Company's net revenue in 2000. The Company's contracts with U.S. Government agencies are subject to the standard government contract clause that permits the government to terminate such contracts at its convenience. In the event of such termination, there are provisions to enable the Company to recover its costs plus a fee. The Company does not anticipate the termination of any of its major government contracts.

     The Electronics Group operates in a highly competitive environment and competes against numerous domestic and foreign manufacturers for the sale of its products and against numerous national, regional and local service providers. The Electronics Group's competitors are expected to increase the introduction of new products utilizing the latest technologies aimed at providing cost-effective solutions. The Company believes that the primary bases of competition for the Electronics Group in its targeted product markets are time-to-market, capability, price, manufacturing quality, advanced manufacturing technology and reliable delivery. The key competitive factors for the Electronics Group's services are price, technology, quality, responsiveness, on-time delivery and accuracy. The Company believes that it generally competes favorably with respect to each of these factors for its products and services.

Industrial Group

     The Industrial Group consists of one operating unit: Tube Turns. The Industrial Group's products and services are marketed through a direct sales force, including the involvement of members of senior management and domestic and international independent representatives. The Industrial Group has two manufacturing facilities in the United States.

     The Industrial Group provides manufacturing services to a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group manufactures forged heavy-duty drive train components for the commercial truck and construction markets and forged engine cylinders and shafts for the aerospace market. The Industrial Group provides truck axles for the heavy-duty truck market under a multi-year manufacturing service agreement with one major customer and expects to substantially increase production of truck axles under a manufacturing service agreement with another major corporation during the fourth quarter of 2001. The Industrial Group is also currently in the process of installing two fully automated machining centers. The Industrial Group expects to begin machining a portion of the truck axles forged for its existing customer beginning in the second quarter of 2001. In addition to the revenue this machining capability will generate, it also gives the Industrial Group a competitive advantage by lowering the total cost of the product through reduced transportation and handling charges, cycle times and working capital requirements for its customers. Revenue derived from outsource services by the Industrial Group accounted for approximately 78%, 81% and 72% of the segment's net revenue and 12%, 15% and 13% of total net revenue in the years ended December 31, 2000, 1999 and 1998, respectively.

     The Industrial Group also offers a line of fabricated products that includes engineered piping components and assemblies for use in pipeline, chemical, container and other pressurized systems used by the energy and chemical industries. The Industrial Group's fabricated products include high-pressure closures for storage tanks and insulated joints for underground piping. Revenue derived from fabricated product sales by the Industrial Group accounted for approximately 22%, 19% and 28% of the segment's net revenue and 3%, 4% and 5% of total net revenue in the years ended December 31, 2000, 1999 and 1998, respectively.

     Steel utilized in the manufacturing process must meet certain specifications based upon the application in which the product will be utilized. The material specifications are determined by the customer and, for certain contracts, the supplier for the material must be approved by the customer. The Industrial Group presently purchases the majority of its steel from several North American suppliers. The Industrial Group believes its relationships with its suppliers are positive and has no indication that it will experience shortages of raw materials or components essential to its production processes or that it will be forced to seek alternative sources of supply. Any shortages of raw materials may result in production delays and increased costs which could have a material adverse effect on the Company's financial condition or results of operations.

     Outsource services provided to ArvinMeritor, Inc. accounted for approximately 42%, 50% and 37% of the Industrial Group's net revenue during 2000, 1999 and 1998, respectively. The Industrial Group is the sole supplier of forged heavy-duty truck axles to this customer under a contract that began in 1997 and was renewed for a multi-year term beginning in 2000. The Industrial Group believes its relationship with this customer is good, however, the loss of this customer could have a material adverse effect on the Company's financial position or results of operations. The Industrial Group has a number of other customers for its forged and fabricated products in the construction, aerospace, energy and chemical markets.

     The Industrial Group began a significant capital investment program in 1999 to support forging and machining opportunities in the truck market. Capital expenditures totaled $15.5 million and $7.1 million during 2000 and 1999, respectively. The Industrial Group further expects to invest approximately $24 million during 2001 to complete this capital program. The majority of this investment relates to machinery for additional forging capacity, automated material handling equipment, fully automated machining centers, induction heating units and material shear systems.

     The Industrial Group faces competition for its manufacturing services from three major domestic competitors and from a number of smaller competitors. The Company believes that the Industrial Group maintains a good reputation in the market for forged manufacturing services, product quality and reliability. The fabricated product line competes with a number of domestic and international competitors. The Company believes the primary competitive factors for the Industrial Group are price, quality and on-time delivery and that it competes favorably with respect to each of these factors.

Organization

     Sypris is a Delaware corporation that was organized in 1997 and began business on March 30, 1998 with the completion of the merger of Group Financial Partners, Inc. ("GFP") and two of its subsidiaries, Bell and Tube Turns, with and into GroupTech, a Nasdaq-traded company in which GFP owned an approximate 80% interest. Effective immediately thereafter, GroupTech was merged with and into Sypris, a subsidiary created to accomplish the reincorporation in Delaware. As a result of these and other transactions (collectively referred to herein as the "Reorganization"), Sypris became the holding company for Bell, GroupTech, Tube Turns and Metrum-Datatape, a wholly-owned subsidiary of GFP prior to the Reorganization, and succeeded to the listing of GroupTech on The Nasdaq Stock Market under the new symbol SYPR.

Research and Development

     Sypris invested $3.6 million, $6.4 million and $5.9 million in research and development in 2000, 1999 and 1998, respectively. The investments were primarily in support of the development of the product lines of the Company's Electronics Group. Sypris also utilizes its research and development capability to develop processes and technologies for the benefit of its customers.

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

     GroupTech's former leased facility located on Waters Avenue in Tampa, Florida, is currently subject to remediation activities related to ground water contamination by methylene chloride and other volatile organic compounds which occurred prior to GroupTech's lease of the facility. Through a series of evaluations, it was determined that ground water contamination is also present off site. In December 1986, Honeywell, Inc. ("Honeywell"), a prior operator of the facility, entered into a consent order (the "Consent Order") with the State of Florida Department of Environmental Regulation under which Honeywell agreed to take certain corrective actions to remediate the contamination.

     Current remediation activities required under the Consent Order include the installation of recovery wells and the treatment of the contaminated ground water, which activities Honeywell estimates could cost up to $500,000 per year. However, pursuant to the Consent Order, Honeywell is also in the first phase of sampling soils beneath the building and studying a borrow pit which is partially located on the property. The purpose of these steps is to determine what, if any, additional remediation activities Honeywell will be required to take under the Consent Order.

     At the time GroupTech purchased the assets of the business located on this leased site, it obtained an agreement from the seller, Philips Electronics North America Corporation, to indemnify and hold GroupTech harmless with respect to such matters. GroupTech vacated the property in December 1994, at which time its lease obligation expired.

     In the course of the acquisition of certain assets of a business from Alliant Techsystems, Inc. ("Alliant") by Metrum Inc. ("Metrum"), a wholly-owned subsidiary of GroupTech, Metrum and GroupTech became aware of ground water contamination that will require remedial action at the facility located in Littleton, Colorado. The facility has been under lease to various subsidiaries of the Company since the acquisition by Metrum in December 1992. Evaluations indicate that certain chlorinated solvents were disposed of on the site by a previous owner of the business, and these solvents have contaminated the ground water. In December 1995, a remediation system approved by the State of Colorado was put in place by Alliant. Due to staffing restrictions at the state level, the federal Environmental Protection Agency (the "EPA") assumed responsibility for the site in early 2000. In September 2000, Alliant and the EPA entered into a Consent Order to conduct additional investigation at the site. In the meantime, Alliant continues to operate the remediation system approved in 1995. Alliant currently estimates that the total cost it will incur for investigations and remedial activities at the site could be as much as $10 million. As part of the agreement for the purchase and sale of the assets of the business, Alliant agreed to indemnify and hold Metrum harmless with respect to such matters.

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

Backlog

     The Company's order backlog at December 31, 2000 was $160.8 million as compared to order backlog at December 31, 1999 of $127.0 million. Backlog for the Electronics Group and the Industrial Group at December 31, 2000 was $143.2 million and $17.6 million, respectively. Backlog for the Electronics Group and the Industrial Group at December 31, 1999 was $107.7 million and $19.3 million, respectively. Backlog consists of firm purchase orders and commitments. Total backlog at December 31, 2000 includes $125.4 million for orders that are expected to be filled within twelve months. However, since orders and commitments may be rescheduled or canceled, backlog is not a definitive indicator of future financial performance.

Employees

     As of December 31, 2000, Sypris employed approximately 1,600 employees. Approximately 460 of the Company's employees are covered by collective bargaining agreements with various unions that expire on various dates through 2005. The Company last experienced a temporary work stoppage during 1995 in connection with renegotiations of union contracts in the Industrial Group. Sypris believes its overall relationships with its employees are good and does not anticipate any significant labor disputes in 2001.

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

Item 2. Properties

     The following chart indicates the significant properties owned or leased by the Company, the segment which uses the properties, and the location and size of each such property. The properties listed below (other than the corporate office) are used principally as manufacturing facilities. Substantially all of the assets of the Company secure the borrowings of the Company under its principal credit facility.

                                                 Approximate
     Facility and Location         Own or Lease  Square Feet
     ---------------------         ------------  -----------
          Corporate Office
           Louisville, Kentucky..     Lease            9,000
          Electronics Group
           Tampa, Florida........     Lease          308,000
           Orlando, Florida......      Own            66,000
           Littleton, Colorado...     Lease           56,500
           Monrovia, California..     Lease           70,000
          Industrial Group
           Louisville, Kentucky..      Own           467,000

     In addition, the Company leases space in nineteen other facilities primarily utilized by the Electronics Group to provide technical services, all of which are located in the United States. The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Company's common stock is traded on The Nasdaq Stock Market under the symbol "SYPR." The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by The Nasdaq Stock Market.

                                                                       High          Low
                                                                    ----------    ---------
     Year ended December 31, 1999:
      First Quarter...............................................    $ 8.250       $6.375
      Second Quarter..............................................    $ 9.750       $6.875
      Third Quarter...............................................    $11.000       $9.000
      Fourth Quarter..............................................    $10.250       $8.625

     Year ended December 31, 2000:
      First Quarter...............................................    $11.000       $8.875
      Second Quarter..............................................    $10.750       $8.625
      Third Quarter...............................................    $10.625       $8.625
      Fourth Quarter..............................................    $ 8.750       $6.188

     As of February 20, 2001, there were 1,020 holders of record of the Company's common stock.

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

                                                         Years ended December 31,
                                             ------------------------------------------------
                                               2000      1999      1998      1997      1996
                                             --------  --------  --------  --------  --------
                                                   (in thousands, except for per share data)
Income Statement Data (1):
Net revenue................................  $216,571  $202,130  $211,625  $217,355  $308,598
Gross profit...............................    40,313    44,949    47,923    32,135    30,383
Operating income...........................     5,477    14,166    12,851     1,785       513
Income (loss) from continuing operations...     3,184     9,556     7,446     1,527    (2,536)
Discontinued operations, net of tax........        --        --        --     3,817     3,457
Net income.................................     3,184     9,556     7,446     5,344       921

Per share data (2):
  Income (loss) from continuing operations:
    Basic..................................  $   0.33  $   1.00  $   0.79  $   0.09  $  (0.45)
    Diluted................................  $   0.32  $   0.97  $   0.76  $   0.09  $  (0.43)
  Net income (loss):
    Basic..................................  $   0.33  $   1.00  $   0.79  $   0.50  $  (0.08)
    Diluted................................  $   0.32  $   0.97  $   0.76  $   0.48  $  (0.08)

                                                                 December 31,
                                             -------------------------------------------------
                                               2000      1999      1998      1997      1996
                                             --------  --------  --------  --------  --------
                                                                  (in thousands)
Balance Sheet Data (1):
Working capital............................  $ 58,602  $ 53,705  $ 32,121  $ 35,123  $  6,337
Total assets...............................   179,122   148,564   121,119   120,608   132,960
Total debt.................................    65,000    54,400    28,583    31,340    46,597
Total shareholders' equity.................    64,205    60,820    49,359    27,728    22,384

---------------
(1) See Note 2 to the consolidated financial statements in Item 8, for acquisition and merger information. On June 30, 1997, the Company divested certain operations and assets related to all of the Electronics Group's manufacturing services activities in Latin America.

(2) See Note 15 to the consolidated financial statements in Item 8, for details regarding the calculation of basic and diluted per share amounts. For periods prior to the Reorganization, shares used in computing basic and diluted net income per common share include the outstanding shares of Sypris common stock as of March 30, 1998 and the dilution associated with common stock options issued prior to that date. Earnings used in the computation of income from continuing operations and net income for periods prior to the Reorganization have been adjusted to exclude the minority interests reflected in the historical financial statements of GFP.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto which are included in Item 8 herein.

Results of Operations

     The following table sets forth certain data from the Company's consolidated income statements for the years ended December 31, 2000, 1999 and 1998, expressed as a percentage of net revenue:

                                                                                       Years ended December 31,
                                                                                   --------------------------------
                                                                                     2000        1999        1998
                                                                                   --------    --------    --------
     Net revenue.................................................................     100.0%      100.0%      100.0%
     Cost of sales...............................................................      81.4        77.8        77.4
                                                                                      -----       -----       -----
     Gross profit................................................................      18.6        22.2        22.6
     Selling, general and administrative expense.................................      12.4        11.5        13.3
     Research and development....................................................       1.6         3.2         2.8
     Amortization of intangible assets...........................................       0.7         0.5         0.4
     Special charges.............................................................       1.4          --          --
                                                                                      -----       -----       -----
     Operating income............................................................       2.5%        7.0%        6.1%
                                                                                      =====       =====       =====
     Net income..................................................................       1.5%        4.7%        3.5%
                                                                                      =====       =====       =====

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net revenue totaled $216.6 million in 2000, an increase of $14.5 million, or 7.1%, from $202.1 million in 1999. The Electronics Group's net revenue in 2000 was $182.1 million, an increase of $17.2 million or 10.4% from $164.9 million in 1999. The Industrial Group's net revenue in 2000 was $34.5 million, a decrease of $2.7 million, or 7.3%, from $37.2 million in 1999. The Company's book-to-bill ratio during 2000 was 1.15 to 1, resulting in an increase in backlog of $33.8 million to $160.8 million at December 31, 2000. Backlog for the Electronics Group and the Industrial Group at December 31, 2000 was $143.2 million and $17.6 million, respectively.

     The Electronics Group's $17.2 million increase in net revenue was generated primarily from new contracts for manufacturing services and the expansion of calibration services resulting from an acquisition completed in the fourth quarter of 1999. Production on several new manufacturing service contracts, mainly with defense and aerospace customers, began to ramp-up during 2000, generating a $16.2 million increase in revenue. The majority of the Electronics Group's backlog consists of manufacturing service contracts and shipments on these contracts are expected to increase during 2001. The acquired calibration business added a fleet of mobile calibration labs to the Electronics Group's service capabilities and accounted for an $8.4 million increase in revenue during 2000. The increase in service revenue was partially offset by a $6.5 million decrease in product revenue due to reduced sales quantities for certain product offerings. Demand for the Electronics Group's data storage products began to decline in 1999 and continued to decline throughout 2000. The reduced level of demand reflects an overall market decline and increased competition arising from technological advancements in the market. Market conditions for data storage products are expected to stabilize during 2001 and sales volumes are expected to approximate the levels of 2000. Other outsource services and product sales for the Electronics Group accounted for a net $0.9 million decrease in net revenue during 2000.

     The Industrial Group's $2.7 million decrease in net revenue was primarily due to a decline in outsource services provided to customers in the heavy-duty truck market. Market conditions in North America for heavy-duty truck production were negatively impacted by oil prices, interest rates and an excess inventory of new and used trucks, resulting in an overall market decrease of approximately 40%. This reduced the volume of forged truck axles provided under manufacturing service agreements by the Industrial Group and accounted for a $4.0 million decrease in net revenue, the majority of which occurred during the second half of 2000. The Company expects demand in the heavy-duty truck market to remain weak during 2001, however, further significant declines in demand are not anticipated. Revenue derived from manufacturing services in other markets served by the Industrial Group increased by $0.5 million and fabricated product sales increased by $0.8 million. During 1999 and 2000, the Industrial Group invested approximately $22.6 million to expand its forging capacity and add new machining capabilities. The Industrial Group expects to invest approximately $24 million during 2001 to complete this capital program. Manufacturing service agreements are in place or are being negotiated for substantially all of the additional capacity. The Industrial Group expects to begin production on certain new machining equipment in the second quarter of 2001, with the majority of new production anticipated to begin in the fourth quarter of 2001.

     Gross profit totaled $40.3 million in 2000, or 18.6% of net revenue, as compared to $44.9 million, or 22.2% of net revenue in 1999. The Electronics Group's gross profit in 2000 was $36.3 million, or 19.9% of net revenue, as compared to $37.9 million, or 23.0% of net revenue in 1999. The Industrial Group's gross profit in 2000 was $4.0 million, or 11.7% of net revenue, as compared to $7.0 million, or 19.0% of net revenue in 1999. The factors impacting gross profit are discussed immediately below for each segment.

     The Electronics Group's $1.6 million decrease in gross profit in 2000 was primarily due to unfavorable volume and cost variances on data storage products and unfavorable cost variances on manufacturing service contracts. Volume declines for data storage products, related underabsorbed overhead costs and manufacturing inefficiencies arising from the transfer of production following the consolidation of two facilities during the first half of 2000 contributed to a $5.0 million decline in gross profit. This reduction was substantially offset by increased gross profit from the growth in the manufacturing and calibration service revenue. The additional volume generated increased gross profit of $4.4 million, however, this increase was offset by a $1.0 million unfavorable cost variance associated with the following three primary factors. First, shortages and extended lead times for the purchase of certain electronic components resulted in manufacturing inefficiencies due to the unpredictability of scheduling receipts of allocated components from vendors. Component supply levels were low throughout 2000, however, the availability of certain components began to improve during the fourth quarter. While management believes that a sufficient supply of components will be available to enable it to substantially meet its customer delivery schedules for the next twelve months, the Company's results of operations or financial position could be negatively impacted by these component market conditions. Second, the number of new program start-ups increased substantially during 2000 as compared to the prior year. Manufacturing inefficiencies on new programs generally result in lower gross margins during the start-up phase and margins typically improve as the programs mature. And third, additional costs incurred to make the necessary investments in people, equipment and processes to support the record level of backlog also reduced gross profit in 2000. Management expects the factors affecting gross profit in 2000 will begin to lessen during the first half of 2001, as manufacturing efficiency improves on new programs and shipments on contracts in backlog begin to accelerate.

     The Industrial Group's $3.0 million decrease in gross profit was primarily due to the downturn of the heavy-duty truck market. The reduction in demand and corresponding impact on shipments occurred as the organizational infrastructure to support future growth plans was being developed. The increased cost structure associated with the additional people and systems required to meet future contractual requirements and the underabsorption of overhead due to the volume decline resulted in low gross margin levels, particularly during the second half of 2000. The Company expects gross profit will continue to be adversely effected as the truck market demand is not expected to increase during 2001.

     Selling, general and administrative expense in 2000 was $26.9 million, or 12.4% of net revenue, as compared to $23.4 million, or 11.5% of net revenue in 1999. The increase in selling, general and administrative expense was attributable primarily to the Electronics Group, which reported an increase of $2.9 million. Investments by the Company in organizational infrastructure as discussed above also include certain selling, general and administrative expenses, the majority of which are within the Electronics Group. Selling expenses incurred for marketing and bid and proposal activities during 2000 exceeded prior year amounts and were a contributing factor to the increased orders and net revenue in 2000.

     Research and development expense in 2000 was $3.6 million, or 1.6% of net revenue, as compared to $6.4 million, or 3.2% of net revenue in 1999. This decrease was attributable to the Electronics Group, and relates to the quantity and timing of new product releases for the data acquisition, storage and analysis product lines and the utilization of strategic alliances with suppliers for product development.

     Amortization of intangible assets in 2000 was $1.4 million, an increase of $0.4 million, or 45.6% compared to $1.0 million in 1999. This increase resulted from the amortization of goodwill recorded in connection with the December 1999 calibration business acquisition by the Electronics Group.

     Special charges of $2.9 million were recognized during 2000 for activities related to the consolidation of certain operations within the Electronics Group. Operations for the Electronics Group's data acquisition, storage and analysis product lines have been conducted at two facilities since the November 1997 acquisition that expanded this business. Although several consolidation actions were implemented immediately following this acquisition, management identified potential cost savings that could be realized through the elimination of redundant manufacturing operations and staffing of functional areas between the two facilities. The consolidation activities were substantially completed during the first nine months of 2000. The special charges incurred for these activities include workforce reductions, facilities rearrangement and relocation expenses, and employment costs related to the transfer of production.

     Interest expense in 2000 was $4.0 million, an increase of $2.3 million, or 133%, from $1.7 million in 1999. The increase in interest expense was primarily due to an increase in the weighted average debt outstanding coupled with an increase in interest rates. The Company's weighted average debt outstanding more than doubled to approximately $58.7 million in 2000 from approximately $28.4 million in 1999. This increase resulted primarily from the December 1999 acquisition by the Electronics Group, working capital funding related to the increase in revenue and order backlog and capital expenditures during 1999 and 2000 to support the Company's new business opportunities. The weighted average interest rate for 2000 was approximately 8.3% as compared to approximately 6.1% for the prior year. The year-to-year rate change includes an increase in the margin paid on outstanding borrowings of approximately 100 basis points under the terms of the Company's credit agreement with a syndicate of banks ( the "Credit Agreement"), as amended in October 1999 and November 2000.

     An income tax benefit of approximately $1.4 million was recognized during 2000 as compared to income tax expense of $3.1 million during 1999. The tax benefit during 2000 was primarily due to a $3.0 million reduction in the Company's valuation allowance on deferred tax assets. Certain issues related to the Company's consolidated federal taxable income were resolved during 2000, which gave rise to the elimination of the valuation allowance for deferred tax assets related to federal income tax temporary differences. The Company also recognized a tax benefit during 2000 of approximately $0.3 million for research and development tax credits. The provision for income taxes in 1999 included a reduction in the valuation allowance on deferred tax assets of $1.9 million and a benefit for research and development tax credits of $0.6 million.

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net revenue totaled $202.1 million in 1999, a decrease of $9.5 million, or 4.5%, from $211.6 million in 1998. Net revenue for the Electronics Group in 1999 was $164.9 million, a decrease of $9.5 million or 5.4% from $174.4 million in 1998 and net revenue for the Industrial Group in 1999 was $37.2 million, unchanged from 1998. The $9.5 million decrease in the Electronics Group's net revenue for 1999 was primarily a result of reduced demand for certain product offerings. During the fourth quarter of 1999, a portion of the government program funding related to these products was delayed due to the timing of the federal budget approval process and certain other program spending was suspended prior to year-end due to year 2000 concerns. The decrease in net revenue for product sales in the fourth quarter of 1999 was offset by an increase in net revenue for manufacturing services, which experienced increased sales volume during the second half of 1999. The Electronics Group's net revenue for the first half of 1999 was $15.8 million below the first half of 1998. However, net revenue increased in the third and fourth quarters of 1999 by $1.3 million and $5.0 million, respectively, over the comparative prior year quarters. The growth that occurred during the second half of 1999 was primarily the result of management's business development efforts in manufacturing services that began during 1998, specifically the transition from low-margin contracts to new business opportunities aimed at improving profitability. The Electronics Group's backlog increased from $76.7 million to $95.2 million to $107.7 million at December 31, 1997, 1998 and 1999, respectively. The backlog at December 31, 1999 also consisted of higher margin contracts than those in place during 1998. The Industrial Group continued to increase shipments of truck axles during 1999, thereby offsetting declines in other forged product lines provided to customers in the aerospace industry and foreign markets of the oil and gas industry.

     Gross profit totaled $44.9 million in 1999, a decrease of $3.0 million, or 6.3%, from $47.9 million in 1998. Gross profit for the Electronics Group was $37.9 million in 1999, a decrease of $3.5 million, or 8.5%, from

$41.4 million in 1998 and gross profit for the Industrial Group was $7.0 million in 1999, an increase of $0.5 million, or 8.5%, from $6.5 million in 1998. The $3.5 million decrease in the Electronics Group's gross profit is comprised of a $4.7 million decrease primarily due to the decline in product sales described above, which was partially offset by a $1.2 million increase primarily due to the improved performance of manufacturing services. Operational and financial control improvements over manufacturing services reflects management's actions to improve profitability by focusing on specific manufacturing and service opportunities in which the Company offers value-added solutions under a competitive cost structure. Additionally, the Electronics Group's revenue mix for 1999 as compared to 1998 consisted of a higher percentage of manufacturing services revenue and a lower percentage of product sales, primarily due to revenue mix changes during the fourth quarter of 1999. Since the margins on manufacturing services are typically lower than product sales, the Electronics Group's gross profit percentage decreased to 23.0% in 1999 from 23.7% in 1998. The $0.5 million increase in the Industrial Group's gross profit was primarily due to manufacturing efficiencies in the production of forged truck axles and the increased capacity utilization and cost reductions on certain programs. The productivity and utilization improvements resulted in an increase in the Industrial Group's gross profit percentage to 19.0% in 1999 from 17.5% in 1998.

     Selling, general and administrative expense totaled $23.4 million in 1999, a decrease of $4.8 million, or 17.1%, from $28.2 million in 1998. The consolidation of certain functional activities was the primary cause of the decrease in the year-to-year comparison. Workforce reductions in certain operations associated with the decrease in revenue and a strategic decision to align costs with the revenue base resulted in a decrease of approximately $0.5 million. Other contributing factors included a reduction in selling expense attributable to the decrease in net revenue and adjustments to the Company's estimated liability for the sale of certain assets of the Electronics Group in June 1997, for which a final settlement agreement was reached during the second quarter of 1999. Also included in 1998 were legal, accounting and other professional fees and other costs totaling approximately $0.4 million associated with the Reorganization which were nonrecurring.

     Research and development expense totaled $6.4 million in 1999, an increase of $0.5 million, or 7.9%, from $5.9 million in 1998. This increase was generated by the Electronics Group, and reflected management's continued support and investment in the data acquisition, storage and analysis product lines.

     Amortization of intangible assets totaled $1.0 million in 1999 and in 1998. The amortization was primarily attributable to goodwill recorded in connection with the Reorganization.

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

     The provision for income taxes totaled $3.1 million in 1999, a decrease of $1.2 million, from $4.3 million in 1998. The Company's effective tax rate in 1999 was 24.5% as compared to 36.7% in 1998. During the fourth quarter of 1999, the Company recognized a tax benefit of approximately $0.6 million related to a claim for research and development credits attributable to prior years. The provision for income taxes during 1999 also reflected a reduction in the valuation allowance on deferred tax assets of $1.9 million as compared to $0.9 million in 1998.

Liquidity, Capital Resources and Financial Condition

     Net cash provided by operating activities was $8.1 million for 2000 as compared to net cash used in operating activities of $2.1 million for 1999. Operating results for 2000 accounted for $10.7 million of cash flow, which was partially offset by a $2.6 million investment in working capital. Accounts receivable and accounts payable increased by $8.1 million and $9.3 million, respectively, commensurate with the growth in the Electronics Group's service revenue. The increase in accounts receivable also reflects the low volume of shipments immediately prior to December 31, 1999, principally related to Year 2000 issues and related concerns by customers. During 2000, inventory increased by $4.2 million in the Electronics Group and decreased by $2.2 million in the Industrial Group. The increase in the Electronics Group's inventory was primarily attributable to start-up programs for manufacturing services, electronic component shortages and expected shipments on certain contracts scheduled in the first half of 2001. The decrease in the Industrial Group's inventory was primarily due to reduced demand in the heavy-duty truck market.

     Net cash used in investing activities was $14.9 million for 2000 as compared to $26.4 million for 1999. The Company had increased levels of capital expenditures in 2000 in both the Electronics Group and the Industrial Group, which totaled $8.0 million and $15.5 million, respectively. Capital expenditures for the Electronics Group were principally comprised of facilities improvements and manufacturing, assembly and test equipment. The Industrial Group's capital expenditures included facilities improvements and new forging and machining equipment to increase and expand the range of production capabilities. During 2000, the Company also sold certain manufacturing equipment and concurrently leased the equipment back under operating lease agreements with terms ranging from five to nine years. Proceeds from the sale and leaseback of the related assets totaled $9.3 million. During 1999, the Company completed the acquisition of the assets of two businesses for an aggregate purchase price of $11.6 million.

     Net cash provided by financing activities was $11.1 million during 2000 as compared to $26.5 million during 1999. The Company's debt outstanding under its Credit Agreement increased $10.6 million during 2000, primarily to fund capital expenditures. The Company's net borrowings increased $25.8 million during 1999 primarily to fund two acquisitions and capital expenditures.

     Under the terms of the Credit Agreement between the Company and its lenders, the Company had total availability for borrowings and letters of credit under its revolving credit facility of $35.0 million at December 31, 2000, which, when combined with the cash balance of $14.7 million, provides for total cash and borrowing capacity of $49.7 million. Maximum borrowings on the revolving credit facility are $100.0 million, subject to a $15.0 million limit for letters of credit. Borrowings under the Credit Agreement may be used to finance working capital requirements, eligible acquisitions as defined in the Credit Agreement and for general corporate purposes, including capital expenditures.

     The Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified ratios and minimum levels of net worth. The terms of the Credit Agreement were last amended as of February 2001 to modify certain financial ratios and include collateral security, with substantially all other terms and conditions of the Credit Agreement remaining in effect as set forth in the original document. As a result of the February 2001 amendment, the Company was in compliance with all covenants associated with the Credit Agreement as of December 31, 2000 and expects to remain in compliance for the remaining term of the Credit Agreement.

     The Company's principal commitments at December 31, 2000 consisted of repayments of borrowings under the Credit Agreement and obligations under operating leases for certain of its real property and equipment. The Company also had purchase commitments for manufacturing equipment totaling approximately $11.4 million at December 31, 2000.

     The Company believes sufficient resources will be available to satisfy the Company's cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. If the Company's working capital and capital expenditure requirements exceed expected levels during 2001 or in the foreseeable future, it may require additional external sources of capital.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company had no holdings of derivative financial or commodity instruments at December 31, 2000. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All borrowings under the Company's Credit Agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate, or certain alternative short-term rates. An increase in interest rates of 100 basis points would result in additional interest expense of approximately $0.6 million on an annualized basis, based upon the Company's debt outstanding at December 31, 2000. Substantially all of the Company's business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            SYPRIS SOLUTIONS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...........................................  15
Consolidated Income Statements...........................................  16
Consolidated Balance Sheets..............................................  17
Consolidated Statements of Cash Flows....................................  18
Consolidated Statements of Shareholders' Equity..........................  19
Notes to Consolidated Financial Statements...............................  20

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Sypris Solutions, Inc.

     We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                 /s/ Ernst & Young LLP

Louisville, Kentucky
February 16, 2001

                            SYPRIS SOLUTIONS, INC.
                        CONSOLIDATED INCOME STATEMENTS
                   (in thousands, except for per share data)

                                                         Years ended December 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Net revenue:
  Outsource services................................  $168,216   $150,139   $146,706
  Products..........................................    48,355     51,991     64,919
                                                      --------   --------   --------

    Total net revenue...............................   216,571    202,130    211,625
                                                      --------   --------   --------
Cost of sales:
  Outsource services................................   145,059    127,153    126,894
  Products..........................................    31,199     30,028     36,808
                                                      --------   --------   --------

    Total cost of sales.............................   176,258    157,181    163,702
                                                      --------   --------   --------

    Gross profit....................................    40,313     44,949     47,923

Selling, general and administrative expense.........    26,881     23,388     28,169
Research and development............................     3,574      6,409      5,940
Amortization of intangible assets...................     1,436        986        963
Special charges.....................................     2,945         --         --
                                                      --------   --------   --------

    Operating income................................     5,477     14,166     12,851
                                                      --------   --------   --------
Interest expense, net...............................     4,035      1,730      1,298
Other income, net...................................      (344)      (219)      (204)
                                                      --------   --------   --------
Income before income taxes..........................     1,786     12,655     11,757
                                                      --------   --------   --------
Income tax (benefit) expense........................    (1,398)     3,099      4,311
                                                      --------   --------   --------

Net income..........................................  $  3,184   $  9,556   $  7,446
                                                      ========   ========   ========
Net income per common share:
    Basic...........................................  $   0.33   $   1.00   $   0.79
    Diluted.........................................  $   0.32   $   0.97   $   0.76

Shares used in computing per common share amounts:
    Basic...........................................     9,671      9,515      9,438
    Diluted.........................................     9,964      9,861      9,793

   The accompanying notes are an integral part of the consolidated financial statements.

                            SYPRIS SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)


                                                                                                                   December 31,
                                                                                                               -------------------
                                                                                                                 2000       1999
                                                                                                               --------   --------
                                                   ASSETS

Current assets:
  Cash and cash equivalents..................................................................................  $ 14,674   $ 10,406
  Accounts receivable, net...................................................................................    31,896     23,793
  Inventory, net.............................................................................................    51,055     49,462
  Other current assets.......................................................................................     7,695      4,279
                                                                                                               --------   --------

    Total current assets.....................................................................................   105,320     87,940

Property, plant and equipment, net...........................................................................    54,317     40,192

Intangible assets, net.......................................................................................    17,154     18,038

Other assets.................................................................................................     2,331      2,394
                                                                                                               --------   --------

                                                                                                               $179,122   $148,564
                                                                                                               ========   ========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................................................................................  $ 25,670   $ 11,022
  Accrued liabilities........................................................................................    18,548     17,813
  Current portion of long-term debt..........................................................................     2,500      5,400
                                                                                                               --------   --------

    Total current liabilities................................................................................    46,718     34,235

Long-term debt...............................................................................................    62,500     49,000
Other liabilities............................................................................................     5,699      4,509
                                                                                                               --------   --------

    Total liabilities........................................................................................   114,917     87,744

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized; no shares issued...............................        --         --
  Common stock, non-voting, par value $.01 per share, 10,000,000 shares authorized; no shares issued.........        --         --
  Common stock, par value $.01 per share, 20,000,000 shares authorized; 9,709,669 and 9,589,214 shares issued
   and outstanding in 2000 and 1999, respectively............................................................        97         96
  Additional paid-in capital.................................................................................    24,401     23,921
  Retained earnings..........................................................................................    40,060     36,876
  Accumulated other comprehensive income (loss)..............................................................      (353)       (73)
                                                                                                               --------   --------

    Total shareholders' equity...............................................................................    64,205     60,820
                                                                                                               --------   --------
                                                                                                               $179,122   $148,564
                                                                                                               ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            SYPRIS SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                 Years ended December 31,
                                                                                               -----------------------------
                                                                                                 2000       1999      1998
                                                                                               --------   --------   -------
Cash flows from operating activities:
  Net income.................................................................................  $  3,184   $  9,556   $ 7,446
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization............................................................     9,351      7,582     6,909
    Deferred income taxes....................................................................    (2,478)      (645)      989
    Provision for excess and obsolete inventory..............................................       453        446       851
    Provision for doubtful accounts..........................................................        18       (129)      135
    Other noncash charges (credits)..........................................................       202        133      (258)
  Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable......................................................................    (8,121)     2,619     1,727
    Inventory................................................................................    (2,046)   (11,277)    4,245
    Other assets.............................................................................      (344)    (1,704)   (1,138)
    Accounts payable.........................................................................     9,274     (1,997)   (1,855)
    Accrued and other liabilities............................................................    (1,361)    (6,652)   (8,081)
                                                                                               --------   --------   -------

Net cash provided by (used in) operating activities..........................................     8,132     (2,068)   10,970

Cash flows from investing activities:
  Capital expenditures.......................................................................   (23,886)   (14,443)   (5,845)
  Proceeds from sale of assets...............................................................     9,292         14       380
  Purchase of the net assets of acquired entities............................................        --    (11,642)       --
  Changes in nonoperating assets and liabilities.............................................      (351)      (343)     (364)
                                                                                               --------   --------   -------

Net cash used in investing activities........................................................   (14,945)   (26,414)   (5,829)

Cash flows from financing activities:
  Net increase in debt under revolving credit agreements.....................................    10,600     28,280       720
  Payments on long-term debt.................................................................        --     (2,463)   (3,284)
  Proceeds from issuance of common stock.....................................................       481        684        40
  Payments for redemption of common stock in subsidiaries, net...............................        --         --       (66)
                                                                                               --------   --------   -------

Net cash provided by (used in) financing activities..........................................    11,081     26,501    (2,590)
                                                                                               --------   --------   -------

Net increase (decrease) in cash and cash equivalents.........................................     4,268     (1,981)    2,551

Cash and cash equivalents at beginning of year...............................................    10,406     12,387     9,836
                                                                                               --------   --------   -------
Cash and cash equivalents at end of year.....................................................  $ 14,674   $ 10,406   $12,387
                                                                                               ========   ========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                            SYPRIS SOLUTIONS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)

                                                                                                        Accumulated
                                                                                                           Other
                                                                                 Additional            Comprehensive       Total
                                                                Common Stock      Paid-In    Retained      Income      Shareholders'
                                                            --------------------
                                                              Shares    Amount    Capital    Earnings      (Loss)          Equity
                                                            ---------  --------  ----------  --------  --------------  -------------
Balance at January 1, 1998................................    314,196   $ 7,892    $     --   $ 19,836       $    --     $ 27,728

Net income................................................         --        --          --      7,446            --        7,446
Adjustment in minimum pension liability...................         --        --          --         --        (1,294)      (1,294)
                                                            ---------   -------    --------   --------       -------     --------
Comprehensive income (loss)...............................         --        --          --      7,446        (1,294)       6,152
Issuance of shares for conversion of GFP no par value
 common stock to Sypris $.01 par value common stock.......  8,027,813    (7,808)      7,808         --            --           --
Issuance of shares for conversion of redeemable common
 stock to Sypris $.01 par value common stock..............    205,074         2         661         38            --          701
Issuance of shares for acquisition of minority interests
 in subsidiaries..........................................    893,822         9       3,560         --            --        3,569
Excess of fair value of common stock issued over net
 assets acquired..........................................         --        --      11,169         --            --       11,169
Exercise of stock options.................................      9,688        --          40         --            --           40
                                                            ---------   -------    --------   --------       -------     --------

Balance at December 31, 1998..............................  9,450,593        95      23,238     27,320        (1,294)      49,359

Net income................................................         --        --          --      9,556            --        9,556
Adjustment in minimum pension liability...................         --        --          --         --         1,221        1,221
                                                            ---------   -------    --------   --------       -------     --------
Comprehensive income......................................         --        --          --      9,556         1,221       10,777
Issuance of shares under Employee Stock Purchase Plan.....     15,600        --          99         --            --           99
Exercise of stock options.................................    123,021         1         584         --            --          585
                                                            ---------   -------    --------   --------       -------     --------

Balance at December 31, 1999..............................  9,589,214        96      23,921     36,876           (73)      60,820

Net income................................................         --        --          --      3,184            --        3,184
Adjustment in minimum pension liability...................         --        --          --         --          (280)        (280)
                                                            ---------   -------    --------   --------       -------     --------
Comprehensive income (loss)...............................         --        --          --      3,184          (280)       2,904
Issuance of shares under Employee Stock Purchase Plan.....     35,290        --         273         --            --          273
Exercise of stock options.................................     85,165         1         207         --            --          208
                                                            ---------   -------    --------   --------       -------     --------

Balance at December 31, 2000..............................  9,709,669   $    97    $ 24,401   $ 40,060       $  (353)    $ 64,205
                                                            =========   =======    ========   ========       =======     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            SYPRIS SOLUTIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


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

  Property, Plant and Equipment

     Property, plant and equipment is stated on the basis of cost. Depreciation of property, plant and equipment is generally computed using the straight-line method over their estimated economic lives. For land improvements, buildings and building improvements, the estimated economic life is generally 40 years. Estimated economic lives range from three to twelve years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the respective lease term using the straight-line method. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major renewals and improvements are capitalized.

     Interest cost is capitalized for qualifying assets during the period in which the asset is being installed and prepared for its intended use. Capitalized interest cost is amortized on the same basis as the related depreciation. Capitalized interest for the year ended December 31, 2000 was $910,000.

                            SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


  Intangible Assets

     Costs in excess of net assets of businesses acquired ("goodwill"), patents, product drawings and similar intangible assets are amortized over their estimated economic lives. Goodwill is being amortized over a period of fifteen years (see Notes 2 and 7). Other intangible assets are being amortized over periods ranging from five to fifteen years, using the straight-line method.

  Impairment of Long-lived Assets

     The Company evaluates long-lived assets, including goodwill, for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset's carrying amount and write down that carrying amount to market value, or discounted cash flow value, to the extent necessary.

  Revenue Recognition

     A portion of the Company's business is conducted under long-term, fixed-price contracts with aerospace and defense companies and agencies of the U.S. Government. Contract revenue is included in the consolidated income statements as units are completed and shipped using the units of delivery, percentage of completion method of accounting. The costs attributed to contract revenue are based upon the estimated average costs of all units to be shipped. The cumulative average costs of units shipped to date is adjusted through current operations as estimates of future costs to complete change (see "Contract Accounting" below).

     Revenue recognized under the percentage of completion method of accounting totaled $105,535,000, $90,819,000 and $56,867,000 for the years ended December
31, 2000, 1999 and 1998, respectively. Substantially all such amounts were accounted for under the units of delivery method. All other revenue is recognized as product is shipped and title passes, or when services are rendered.

  Contract Accounting

     For long-term contracts, the Company capitalizes in inventory direct material, direct labor and factory overhead as incurred. The Company also capitalizes certain general and administrative costs for estimating and bidding on contracts awarded (of which approximately $210,000 remained in inventory at December 31, 2000 and 1999). Selling costs are expensed as incurred. Costs to complete long-term contracts are estimated on a monthly basis. Estimated margins at completion are applied to cumulative contract revenue to arrive at costs charged to operations.

     Accounting for long-term contracts under the percentage of completion method involves substantial estimation processes, including determining the estimated cost to complete a contract. As contracts may require performance over several accounting periods, formal detailed cost-to-complete estimates are performed and updated monthly via performance reports. Management's estimates of costs-to-complete change due to internal and external factors, such as labor rate and efficiency variances, revised estimates of warranty costs, estimated future material prices and customer specification and testing requirement changes. Changes in estimated costs are reflected in gross profit in the period in which they are known. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. Provisions for losses on firm fixed-priced contracts totaled $1,701,000, $807,000 and $907,000 in 2000, 1999 and 1998, respectively.

                          SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


  Product Warranty Costs

     The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The accrued liability for warranty costs is included in the caption "Accrued liabilities" in the accompanying consolidated balance sheets.

  Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company's customer base consists of various departments or agencies of the U.S. Government, aerospace and defense companies under contract with the U.S. Government and a number of customers in diverse industries across geographic areas. At December 31, 2000, the Company did not have significant credit risk concentrations. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

     The Company recognized revenue from contracts with the U.S. Government and its agencies of approximately $45,467,000, $53,244,000 and $47,178,000 during the years ended December 31, 2000, 1999 and 1998, respectively. The Company's single largest customer for the year ended December 31, 2000 was Raytheon Company, which represented approximately 15% of the Company's total net revenue. No other single customer accounted for more than 10% of the Company's total net revenue for the years ended December 31, 2000, 1999 or 1998.

  Stock Based Compensation

     Stock options are granted under various stock compensation programs to employees and independent directors (see Note 13). The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

  Adoption of Recently Issued Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was subsequently amended by two other statements and is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, SFAS 133 did not have a material impact on the Company's consolidated financial statements when it was adopted by the Company effective January 1, 2001.

  Reclassifications

     Certain amounts in the Company's 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

                          SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  Acquisitions and Mergers

     During 1999, the Company completed two transactions in which it acquired the assets of the related businesses. The transactions were accounted for as purchases, in which the combined purchase price of $11,642,000 was allocated based on the fair values of assets acquired, with the excess amount allocated to goodwill, which totaled $6,607,000. The results of operations of the acquired businesses have been included in the consolidated financial statements since the respective acquisition dates. The acquisitions were financed by the Company's Credit Agreement (see Note 9).

     Sypris was organized in 1997 and began business on March 30, 1998 with the completion of the merger of Group Financial Partners, Inc. ("GFP") and two of its subsidiaries, Bell and Tube Turns, with and into GroupTech, a Nasdaq-traded company in which GFP owned an approximate 80% interest. Effective immediately thereafter, GroupTech was merged with and into Sypris. As a result of these and other transactions (collectively referred to herein as the "Reorganization"), Sypris became the holding company for Bell, GroupTech, Tube Turns and Metrum-Datatape, a wholly-owned subsidiary of GFP prior to the Reorganization, and succeeded to the listing of GroupTech on the Nasdaq Stock Market under the new symbol SYPR.

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

(3)  Special Charges

     Special charges of $2,945,000 were recognized during the year ended December 31, 2000 for activities related to the consolidation of certain operations within the Electronics Group. The special charges incurred and paid during 2000 include workforce reductions, related severance and other benefit costs of $1,211,000, facilities rearrangement and relocation costs of $480,000, and employment costs related to the transfer of production of $1,254,000. The workforce reductions resulted in the termination of 48 employees involved in manufacturing, engineering, sales and administrative activities during 2000.

(4)  Accounts Receivable

     Accounts receivable consists of the following:

                                                 December 31,
                                              -----------------
                                                2000     1999
                                              -------   -------
                                                (in thousands)
     Commercial.......................        $26,262   $18,419
     U.S. Government..................          6,313     6,044
                                              -------   -------
                                               32,575    24,463
     Allowance for doubtful accounts..           (679)     (670)
                                              -------   -------
                                              $31,896   $23,793
                                              =======   =======

     Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 2000 and 1999, of $4,864,000 and $4,282,000, respectively.

                          SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(5)  Inventory

     Inventory consists of the following:

                                                                                    December 31,
                                                                                -------------------
                                                                                  2000       1999
                                                                                --------   --------
                                                                                   (in thousands)
     Raw materials...........................................................   $ 13,567   $12,640
     Work-in process.........................................................      8,388     9,649
     Finished goods..........................................................      1,632     1,673
     Costs relating to long-term contracts and programs, net of amounts
      attributed to revenue recognized to date...............................     45,542    29,637
     Progress payments related to long-term contracts and programs...........    (14,011)   (1,038)
     LIFO reserve............................................................     (1,059)     (430)
     Reserve for excess and obsolete inventory...............................     (3,004)   (2,669)
                                                                                --------   -------
                                                                                $ 51,055   $49,462
                                                                                ========   =======

     The preceding amounts include inventory valued under the last-in, first-out ("LIFO") method totaling $5,365,000 and $7,582,000 at December 31, 2000 and 1999, respectively, which approximates replacement cost.

(6)  Property, Plant and Equipment

     Property, plant and equipment consists of the following:

                                                                                    December 31,
                                                                                -------------------
                                                                                  2000       1999
                                                                                --------   --------
                                                                                  (in thousands)
     Land and land improvements..............................................   $  1,032   $  1,024
     Buildings and building improvements.....................................     14,979     13,392
     Machinery, equipment, furniture and fixtures............................     77,901     70,173
     Construction in progress................................................     18,561      6,327
                                                                                --------   --------
                                                                                 112,473     90,916
     Accumulated depreciation................................................    (58,156)   (50,724)
                                                                                --------   --------
                                                                                $ 54,317   $ 40,192
                                                                                ========   ========

     Depreciation expense totaled $7,906,000, $6,526,000 and $5,934,000 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, $5,372,000 and $2,093,000 was included in accounts payable and accrued liabilities, respectively, for capital expenditures.

                          SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(7)  Intangible Assets

     Intangible assets consists of the following:

                                                                 December 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                                (in thousands)
     Costs in excess of net assets of businesses acquired..   $18,418   $18,462
     Other.................................................     3,107     2,954
                                                              -------   -------
                                                               21,525    21,416
     Accumulated amortization..............................    (4,371)   (3,378)
                                                              -------   -------
                                                              $17,154   $18,038
                                                              =======   =======

     Amortization expense totaled $1,445,000, $1,056,000 and $975,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(8)  Accrued Liabilities

     Accrued liabilities consists of the following:

                                                                 December 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                                (in thousands)
     Employee benefit plan accruals........................   $ 4,770   $ 5,007
     Salaries, wages and incentives........................     2,921     3,694
     Other.................................................    10,857     9,112
                                                              -------   -------
                                                              $18,548   $17,813
                                                              =======   =======

     Included in other accrued liabilities are employee payroll deductions, advance payments, accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities.

(9)  Long-Term Debt

     The Company has a credit agreement with a syndicate of banks (the "Credit Agreement") that was entered into in October 1999 and amended as of November 2000 and February 2001. The Credit Agreement provides for a revolving credit facility with an aggregate commitment of $100,000,000 through January 2005. Under the terms of the Credit Agreement, interest rates are determined at the time of borrowing and are based on the London Interbank Offered Rate plus a margin of 1.0% to 3.25%; or the greater of the prime rate or the federal funds rate plus 0.5%, plus a margin up to 0.75%. The Company also pays a fee of 0.2% to 0.5% on the unused portion of the aggregate commitment. The margins applied to the respective interest rates and the commitment fee are adjusted quarterly and are based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The weighted average interest rate for outstanding borrowings at December 31, 2000 was 9.3%. The effective average interest rates for borrowings during the years ended December 31, 2000 and 1999 were 8.3% and 6.1%, respectively. Current maturities of long-term debt at December 31, 2000 and 1999 represent amounts due under a short-term borrowing arrangement included in the Credit Agreement. Standby letters of credit up to a maximum of $15,000,000 may be issued under the Credit Agreement and no amounts were outstanding at December 31, 2000 and 1999.

     The Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charge and leverage ratios and minimum levels of net worth. The Credit Agreement is secured by substantially all assets of the Company, including but not limited to accounts

                          SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


receivable, inventory, equipment and real estate, and is also guaranteed by the subsidiaries of the Company. The asset collateralization requirement may be eliminated after June 2002 in the event the Company achieves certain financial ratios and remains in compliance with all covenants.

     The Credit Agreement was last amended as of February 2001 to modify certain financial ratios and include collateral security, with substantially all other terms and conditions of the Credit Agreement remaining in effect as set forth in the original document. As a result of the February 2001 amendment, the Company was in compliance with all covenants associated with the Credit Agreement as of December 31, 2000 and expects to remain in compliance for the remaining term of the Credit Agreement.

     Interest incurred during the years ended December 31, 2000, 1999 and 1998 totaled $5,260,000, $1,725,000 and $1,645,000, respectively. Interest paid during the years ended December 31, 2000, 1999 and 1998 totaled $5,063,000, $1,629,000 and $1,664,000, respectively.

(10) Fair Value of Financial Instruments

     Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2000 and 1999 under the Credit Agreement approximates fair value because borrowings are for terms less than six months and have rates that reflect currently available terms and conditions for similar debt.

(11) Employee Benefit Plans

     The Company sponsors noncontributory defined benefit pension plans (the "Pension Plans") covering certain employees of Tube Turns. The Pension Plans covering salaried and management employees provide pension benefits that are based on the employees' highest five-year average compensation within ten years before retirement. The Pension Plans covering hourly employees and union members generally provide benefits at stated amounts for each year of service. The Company's funding policy is to make the minimum annual contributions required by the applicable regulations. The Pension Plans' assets are primarily invested in equity securities and fixed income securities. The Company recorded a decrease of $280,000 and an increase of $1,221,000 to its minimum pension liability during 2000 and 1999, respectively. No tax effect was recorded related to these adjustments.

     The following table details the components of pension expense:

                                                              Years ended December 31,
                                                             ---------------------------
                                                               2000      1999      1998
                                                             -------   -------   -------
                                                                    (in thousands)
     Service cost benefits earned during the period........   $  180   $   181   $   163
     Interest cost of projected benefit obligation.........    1,409     1,283     1,312
     Net amortizations and deferrals.......................     (189)      554       474
     Actual return on plan assets..........................     (927)   (1,480)   (1,321)
                                                              ------   -------   -------
                                                              $  473   $   538   $   628
                                                              ======   =======   =======

                          SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans:

                                                                          December 31,
                                                                    ---------------------------
                                                                        2000           1999
                                                                    ------------   ------------
                                                                         (in thousands)
     Change in benefit obligation:
      Benefit obligation at beginning of year.....................  $    17,859    $    19,185
      Service cost................................................          180            181
      Interest cost...............................................        1,409          1,283
      Plan amendments.............................................          798             --
      Actuarial loss (gain).......................................          131         (1,549)
      Benefits paid...............................................       (1,281)        (1,241)
                                                                    -----------    -----------
      Benefit obligation at end of year...........................  $    19,096    $    17,859
                                                                    ===========    ===========
     Change in plan assets:
      Fair value of plan assets at beginning of year..............  $    14,329    $    13,146
      Actual return on plan assets................................          927          1,480
      Company contributions.......................................        1,181            944
      Benefits paid...............................................       (1,281)        (1,241)
                                                                    -----------    -----------
      Fair value of plan assets at end of year....................  $    15,156    $    14,329
                                                                    ===========    ===========
     Funded status of the plans:
      Benefit obligation at end of year...........................  $    19,096    $    17,859
      Fair value of plan assets at end of year....................       15,156         14,329
                                                                    -----------    -----------
      Funded status of plan (underfunded).........................       (3,940)        (3,530)
      Unrecognized actuarial gain.................................         (260)          (821)
      Unrecognized prior service cost.............................        1,166            608
                                                                    -----------    -----------
      Net liability recognized....................................  $    (3,034)   $    (3,743)
                                                                    ===========    ===========
     Balance sheet liabilities (assets):
      Accrued benefit liability...................................  $     4,510    $     4,379
      Intangible asset............................................       (1,123)          (563)
      Accumulated other comprehensive income (loss)...............         (353)           (73)
                                                                    -----------    -----------
      Net amount recognized.......................................  $     3,034    $     3,743
                                                                    ===========    ===========
     Assumptions at year end:
      Discount rate used in determining present values............         8.00%          8.00%
      Rate of compensation increase...............................         4.25%          4.25%
      Expected long-term rate of return on plan assets............         9.50%          8.50%

     The Company sponsors a defined contribution plan (the "Defined Contribution Plan") for substantially all employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions and provides discretionary contributions as approved by the Company's Board of Directors. Contributions to the Defined Contribution Plan in 2000, 1999 and 1998 totaled $3,459,000, $2,996,000 and $2,661,000, respectively.

     During 1999 and 1998, the Company had partially self-insured medical plans (the "Medical Plans") covering certain employees. Beginning January 1, 2000, the Company expanded the coverage to cover substantially all employees. The number of employees participating in the Medical Plans was approximately 1,300 at December 31, 2000 as compared to approximately 600 at December 31, 1999. The Medical Plans limit the Company's annual obligations to fund claims to specified amounts per participant and in the aggregate. The Company is adequately

                          SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2000, 1999 and 1998, the Company charged $4,456,000, $2,802,000 and $2,407,000, respectively, to operations related to reinsurance premiums, medical claims incurred and estimated, and administrative costs for the Medical Plans. Claims paid during 2000, 1999 and 1998 did not exceed the aggregate limits.

(12) Commitments and Contingencies

     The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments (in thousands) under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000 are as follows:

     2001.....................................................   $ 5,107
     2002.....................................................     4,686
     2003.....................................................     4,124
     2004.....................................................     3,187
     2005.....................................................     2,781
     2006 and thereafter......................................     5,410
                                                                 -------
                                                                 $25,295
                                                                 =======

     Rent expense for the years ended December 31, 2000, 1999 and 1998 totaled $3,650,000, $3,858,000 and $4,701,000, respectively.

     The Company entered into agreements for the sale and leaseback of certain specific manufacturing and testing equipment during 2000. The terms of the operating leases range from five to nine years and the Company has the option to purchase the equipment at the expiration of the respective lease at a fixed price based upon the equipment's estimated residual value. Proceeds from the sale and leaseback transactions during 2000 were $9,251,000 and the transactions resulted in a deferred loss of $351,000 that will be amortized over the term of the respective leases. Future minimum annual lease commitments related to these leases are included in the above schedule.

     As of December 31, 2000, the Company had outstanding purchase commitments of approximately $11,416,000, primarily for the acquisition of manufacturing equipment, including certain equipment to be financed under an operating lease agreement that becomes effective when the equipment is placed in service in 2001.

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

                          SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(13) Stock Option and Purchase Plans

     The Company has certain stock compensation plans under which options to purchase common stock may be granted to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Options are exercisable in whole or in part up to two years after the date of grant and ending ten years after the date of grant. The following table summarizes option activity for the three years ended December 31, 2000:

                                                                                                                Weighted
                                                                                                                Average
                                                                                                 Exercise       Exercise
                                                                                  Shares        Price Range     Price
                                                                                ----------    ----------------  --------
     Options assumed pursuant to the
      Reorganization effective March 30, 1998.................................    871,987     $1.72   -  31.00  $   5.33
     Granted..................................................................    379,214      7.00   -   9.13      8.68
     Exercised................................................................     (9,688)     2.76   -   4.36      4.16
     Forfeited................................................................    (13,125)     3.52   -  15.76      7.36
                                                                                ---------     ----------------  --------
     Balance at December 31, 1998.............................................  1,228,388      1.72   -  31.00      6.35
     Granted..................................................................    226,352      5.94   -   9.63      7.75
     Exercised................................................................   (123,021)     2.76   -   6.68      4.75
     Forfeited................................................................    (19,259)     2.96   -  11.00      8.26
                                                                                ---------     ----------------  --------
     Balance at December 31, 1999.............................................  1,312,460      1.72   -  31.00      6.71
     Granted..................................................................    518,746      6.56   -  10.50      9.52
     Exercised................................................................   (114,246)     2.76   -   8.75      4.08
     Forfeited................................................................   (163,223)     4.24   -  10.50      7.20
                                                                                ---------     ----------------  --------
     Balance at December 31, 2000.............................................  1,553,737     $1.72   -  31.00  $   7.79
                                                                                =========     ================  ========

     The following table summarizes certain weighted average data for options outstanding and currently exercisable at December 31, 2000:

                                         Outstanding                 Exercisable
                             -----------------------------------  -----------------
                                            Weighted Average               Weighted
                                        ------------------------
                                                      Remaining            Average
                                         Exercise    Contractual           Exercise
     Exercise Price Range     Shares       Price        Life      Shares    Price
     --------------------    ---------  -----------  -----------  -------  --------
     $1.72.................    156,648       $ 1.72          1.7  156,648    $ 1.72
     $2.76 - $4.12.........     42,782         3.34          4.2   42,782      3.34
     $4.24 - $6.24.........    118,505         4.90          5.2   99,261      4.91
     $6.56 - $10.00........  1,015,534         8.46          6.3  432,514      8.41
     $10.06 - $15.76.......    206,161        10.79          6.6   40,811     12.21
     $16.12 - $23.00.......     10,003        18.16          5.4   10,003     18.16
     $25.52 - $31.00.......      4,104        28.86          4.1    4,104     28.86
                             ---------       ------          ---  -------    ------
        Total..............  1,553,737       $ 7.79          5.7  786,123    $ 6.78
                             =========       ======          ===  =======    ======

     The Company's stock compensation program also provides for the grant of performance-based stock options to key employees. The terms and conditions of the performance-based option grants provide for the

                          SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


determination of the exercise price and the beginning of the vesting period to occur when the fair market value of the Company's common stock achieves certain targeted price levels. Performance-based options to purchase 108,000 shares, 16,000 shares and 380,000 shares of common stock were granted during 2000, 1999 and 1998, respectively. Performance-based options to purchase 112,000 shares of common stock were forfeited in 2000. None of the targeted price levels of the performance-based options were achieved during 2000, 1999 or 1998 and, accordingly, these options are excluded from disclosures of options outstanding at December 31, 2000, 1999 and 1998. The aggregate number of shares of common stock reserved for issuance under the Company's stock compensation programs as of December 31, 2000 was 3,000,000. The aggregate number of shares available for future grant as of December 31, 2000 was 899,566.

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

     Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for options granted by the Company during 2000, 1999 and 1998 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                   Years ended December 31,
                                                  --------------------------
                                                   2000      1999      1998
                                                  ------    ------    ------
     Expected life (years)......................       6         6         6
     Expected volatility........................   70.30%    75.50%    94.20%
     Risk-free interest rates...................    4.98%     6.30%     5.68%
     Expected dividend yield....................      --        --        --

     The weighted average Black-Scholes value of options granted under the stock option plans during 2000, 1999 and 1998 was $7.05, $5.50 and $6.91, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                              Years ended December 31,
                                      ---------------------------------------
                                          2000          1999         1998
                                      ------------  ------------  -----------
                                      (in thousands, except for per share data)
     Pro forma net income..........     $   2,086     $   8,533     $   5,989
                                        =========     =========     =========
     Pro forma net income per
     common share:
     Basic.........................     $    0.22     $    0.90     $    0.63
     Diluted.......................     $    0.21     $    0.87     $    0.61

                          SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Effective February 1, 1999, the Company adopted a stock purchase plan to provide substantially all employees who have satisfied the eligibility requirements the opportunity to purchase shares of the Company's common stock on a compensation deduction basis. The purchase price is the lower of 85% of the fair market value of the common stock on the first or last business day of the purchase period. Payroll deductions may not exceed $6,000 for any six-month cycle. The stock purchase plan expires January 31, 2006. At December 31, 2000 and 1999, there were 249,110 shares and 284,400 shares, respectively, available for purchase under the plan. During 2000 and 1999, a total of 35,290 shares and 15,600 shares, respectively, were issued under the plan.

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

     The components of income tax (benefit) expense is as follows:

                                     Years ended December 31,
                                   ----------------------------
                                     2000      1999      1998
                                   --------  --------  --------
                                          (in thousands)
     Current:
      Federal....................  $    969  $  3,386  $  2,844
      State......................       102       320       441
      Other......................         9        38        37
                                   --------  --------  --------
                                      1,080     3,744     3,322
     Deferred:
      Federal....................    (2,351)     (630)    1,011
      State......................      (127)      (15)      (22)
                                   --------  --------  --------
                                     (2,478)     (645)      989
                                   --------  --------  --------
                                   $ (1,398) $  3,099  $  4,311
                                   ========  ========  ========

     The Company files a consolidated federal income tax return which includes all subsidiaries. Income taxes paid during 2000, 1999 and 1998 totaled $1,347,000, $2,136,000 and $5,329,000, respectively. During 2000, the Company received $2,102,000 in federal income tax refunds.

     At December 31, 2000, the Company had $17,771,000 of state net operating loss carryforwards available to offset future taxable income. Such carryforwards reflect income tax losses incurred which will expire on December 31 of the following years (in thousands):

     2008...........................................   $ 2,386
     2009...........................................     8,362
     2010...........................................       560
     2011...........................................     5,999
     2017...........................................       464
                                                       -------
                                                       $17,771
                                                       =======

                          SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The following is a reconciliation of income tax (benefit) expense to that computed by applying the federal statutory rate of 34% to income before income taxes:

                                                                                  Years ended December 31,
                                                                        --------------------------------------------
                                                                            2000             1999           1998
                                                                        ------------     ------------   ------------
                                                                                        (in thousands)
     Federal tax at the statutory rate................................        $   607         $ 4,303        $ 3,997
     State income taxes, net of federal tax benefit...................            153             236            291
     Change in valuation allowance for deferred tax asset.............         (3,008)         (1,891)          (882)
     Research and development tax credit..............................           (262)           (544)            --
     Non-deductible expenses..........................................            240             135            166
     Other............................................................            872             860            739
                                                                              -------         -------   ------------
                                                                              $(1,398)        $ 3,099        $ 4,311
                                                                              =======         =======   ============

     Deferred income tax assets and liabilities are as follows:

                                                                                                 December 31,
                                                                                         ---------------------------
                                                                                             2000           1999
                                                                                         ------------   ------------
                                                                                               (in thousands)
     Deferred tax assets:
      Compensation and benefit accruals...............................                   $      1,108   $        992
      Inventory valuation.............................................                            673            969
      State net operating loss carryforwards..........................                            977            977
      Contract provisions.............................................                            796            577
      Accounts receivable allowance...................................                            255            250
      Defined benefit pension plan....................................                            995            985
      Other...........................................................                            327            424
                                                                                         ------------   ------------
                                                                                                5,131          5,174
      Valuation allowance.............................................                           (977)        (3,985)
                                                                                         ------------   ------------
                                                                                                4,154          1,189
     Deferred tax liabilities:
      Depreciation....................................................                         (1,981)        (1,494)
                                                                                         ------------   ------------
     Net deferred tax asset (liability)...............................                   $      2,173   $       (305)
                                                                                         ============   ============

     The valuation allowance for deferred tax assets decreased by $3,008,000, $1,891,000 and $882,000 in 2000, 1999 and 1998, respectively. The majority of the decrease in the valuation allowance in 2000 was recorded during the fourth quarter to reflect adjustments to the Company's effective tax rate based upon income before income taxes as reported for the fourth quarter and year ended December 31, 2000. At December 31, 2000, the valuation allowance of $977,000 relates to state tax net operating loss ("NOL") carryforwards. The utilization of the state NOL carryforwards is uncertain because it is unlikely the losses will be utilized within the carryforward periods prescribed by the applicable taxing jurisdiction based upon the Company's current filing status. Management believes it is more likely than not that the Company's future earnings will be sufficient to ensure the realization of deferred tax assets for federal and state purposes, excluding the state NOL carryforward.

                          SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(15) Net Income Per Common Share

     Basic income per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options. For the period prior to the Reorganization on March 30, 1998, shares used in computing basic and diluted income per common share include the outstanding shares of Sypris common stock as of that date and the dilution associated with common stock options issued prior to that date.

     The following table presents information necessary to calculate net income per common share:

                                                                                           Years ended December 31,
                                                                                ------------------------------------------
                                                                                    2000           1999           1998
                                                                                ------------   ------------   ------------
                                                                                 (in thousands, except for per share data)
     Shares outstanding:
       Weighted average shares outstanding.................................            9,671          9,515          9,438
       Effect of dilutive employee stock options...........................              293            346            355
                                                                                ------------   ------------   ------------
       Adjusted weighted average shares outstanding
        and assumed conversions............................................            9,964          9,861          9,793
                                                                                ============   ============   ============
     Net income applicable to common stock.................................     $      3,184   $      9,556   $      7,446
                                                                                ============   ============   ============
     Net income per common share:
       Basic ..............................................................     $       0.33   $       1.00   $       0.79
                                                                                ============   ============   ============
       Diluted ............................................................     $       0.32   $       0.97   $       0.76
                                                                                ============   ============   ============

(16) Segment Information

     The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies and workforce skills of the segments. The Electronics Group provides a wide range of manufacturing and technical services for a diversified customer base as an outsource service provider. The Electronics Group also manufactures complex data storage systems, magnetic instruments, current sensors and other electronic products. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. Revenue derived from outsource services in 2000 for the Electronics Group and the Industrial Group accounted for 66% and 12% of total net revenue, respectively. There was no intersegment net revenue recognized for all years presented. The following table presents financial information for the reportable segments of the Company:

                                                                                           Years ended December 31,
                                                                                ------------------------------------------
                                                                                    2000           1999           1998
                                                                                ------------   ------------   ------------
                                                                                              (in thousands)
     Net revenue from unaffiliated customers:
      Electronics Group.....................................................    $    182,126   $    164,963   $    174,396
      Industrial Group......................................................          34,445         37,167         37,229
                                                                                ------------   ------------   ------------
                                                                                $    216,571   $    202,130   $    211,625
                                                                                ============   ============   ============
     Gross profit:
      Electronics Group.....................................................    $     36,272   $     37,873   $     41,400
      Industrial Group......................................................           4,041          7,076          6,523
                                                                                ------------   ------------   ------------
                                                                                $     40,313   $     44,949   $     47,923
                                                                                ============   ============   ============

                          SYPRIS SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                Years ended December 31,
                                             ------------------------------
                                               2000       1999       1998
                                             --------   --------   --------
                                                     (in thousands)
     Operating income:
          Electronics Group.............     $  6,935   $ 12,005   $ 11,207
          Industrial Group..............        1,648      4,930      4,329
          General, corporate and other..       (3,106)    (2,769)    (2,685)
                                             --------   --------   --------
                                             $  5,477   $ 14,166   $ 12,851
                                             ========   ========   ========
     Total assets:
          Electronics Group.............     $124,523   $106,229   $ 90,174
          Industrial Group..............       37,851     26,714     18,905
          General, corporate and other..       16,748     15,621     12,040
                                             --------   --------   --------
                                             $179,122   $148,564   $121,119
                                             ========   ========   ========
     Depreciation and amortization:
          Electronics Group.............     $  8,037   $  6,551   $  5,933
          Industrial Group..............        1,109        902        825
          General, corporate and other..          205        129        151
                                             --------   --------   --------
                                             $  9,351   $  7,582   $  6,909
                                             ========   ========   ========
     Capital expenditures:
          Electronics Group.............     $  7,971   $  6,327   $  4,598
          Industrial Group..............       15,546      7,134      1,185
          General, corporate and other..          369        982         62
                                             --------   --------   --------
                                             $ 23,886   $ 14,443   $  5,845
                                             ========   ========   ========

     The Company attributes net revenue to countries based upon the location of its operations. Export sales from the United States totaled $25,250,000, $30,061,000 and $25,551,000 in 2000, 1999 and 1998, respectively.

(17) Quarterly Financial Information (Unaudited)

     The following is an analysis of certain items in the consolidated income statements by quarter for the years ended December 31, 2000 and 1999:

                                                         2000                                       1999
                                   ---------------------------------------------  --------------------------------------------
                                     First      Second       Third      Fourth      First      Second      Third      Fourth
                                   ---------  ----------   ---------  ----------  ---------  ----------  ---------  ----------
                                                                (in thousands, except for  per share data)
     Net revenue                     $50,697     $52,118     $53,887     $59,869    $44,898     $49,331    $48,291     $59,610
     Gross profit................     10,754      11,353       9,090       9,116      9,720      11,734     12,041      11,454
     Operating income............      1,182       2,739         707         849      2,432       3,704      4,364       3,666
     Net income..................        179       1,368          90       1,547      1,533       2,459      2,763       2,801
     Net income per common share:
          Basic..................    $  0.02     $  0.14     $  0.01     $  0.16    $  0.16     $  0.26    $  0.29     $  0.29
          Diluted................    $  0.02     $  0.14     $  0.01     $  0.16    $  0.16     $  0.25    $  0.28     $  0.28

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

         3. Exhibits

Exhibit
Number    Note      Description
------    ----      -----------

   2       (4)      Fourth Amended and Restated Agreement and Plan of
                    Reorganization dated February 5, 1998 by and among Group
                    Financial Partners, Inc., Group Technologies Corporation,
                    Bell Technologies, Inc. and Tube Turns Technologies, Inc.

  3.1      (6)      Certificate of Incorporation of the Company.

  3.2      (7)      Bylaws of the Company.

  4.1     (10)      Specimen common stock certificate.

  4.2      (5)      Agreement and Plan of Merger dated September 22, 1997 by and between Group Technologies Corporation and Sypris Solutions,
                    Inc.

 10.1      (1)      Purchase and Sale Agreement among Honeywell Inc., Defense
                    Communications Products Corporation (prior name of Group
                    Technologies Corporation) and Group Financial Partners, Inc.
                    dated May 21, 1989.

 10.2      (1)      Purchase and Sale Agreement among Alliant Techsystems Inc.,
                    MAC Acquisition I, Inc. and Group Technologies Corporation dated December 31, 1992.

 10.3      (1)      Purchase and Sale Agreement among Philips Electronic North
                    America Corporation and Group Technologies Corporation dated
                    June 25, 1993.

 10.4      (3)      Stock and Asset Purchase and Sale Agreement among Group
                    Technologies Corporation, Group Technologies Mexican Holding
                    Company, SCI Systems, Inc., SCI Systems de Mexico S.A. de
                    C.V. and SCI Holdings, Inc. dated June 30, 1997.

 10.5      (8)      Asset Purchase Agreement among Datatape Incorporated, Delta
                    Tango, Inc., Metrum-D, Inc., Impactdata, Inc. and M. Stuart
                    Millar dated November 12, 1997.

 10.6     (11)      1999 Amended and Restated Loan Agreement between Bank One,
                    Kentucky, NA, Sypris Solutions, Inc., Bell Technologies,
                    Inc., Tube Turns Technologies, Inc., Group Technologies
                    Corporation and Metrum-Datatape, Inc. dated October 27,
                    1999.

10.6.1 2000A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated November 9, 2000.

 10.7      (1)      Form of U.S. Government Award/Contract.

  10.8      (1)     Lease between John Hancock Mutual Life Insurance Company and
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

 10.8.1 Agreement related to Fourth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated November 1, 2000, regarding Tampa industrial park property.

  10.9      (8)     Lease between Metrum-Datatape, Inc. (assignee of Metrum,
                    Inc.) and Alliant Techsystems, Inc. dated March 29, 1993 and amended July 29, 1993, May 2, 1994, November 14, 1995,
                    December 4, 1996 and February 12, 1998 regarding 4800 East
                    Dry Creek Road Property.

 10.10      (8)     Sublease between Pharmacia & Upjohn Company and Metrum-D,
                    Inc. dated November 14, 1997.

10.10.1 Amendment of Sublease between Pharmacia & Upjohn Company and Metrum-Datatape, Inc. dated August 6, 1998.

 10.11   (2), (12)  Sypris Solutions, Inc. Stock Option Plan, Restated effective
                    December 17, 1996, dated January 22, 1990.

 10.12   (9), (12)  Sypris Solutions, Inc. 1994 Stock Option Plan for Key
                    Employees as Amended and Restated effective July 1, 1998, dated October 27, 1994.

 10.13   (8), (12)  Sypris Solutions, Inc. Share Performance Program For Stock
                    Option Grants dated July 1, 1998.

 10.14  (10), (12)  Sypris Solutions, Inc. Independent Directors' Stock Option
                    Plan as Amended and Restated effective February 23, 1999, dated October 27, 1994.

 10.15   (8), (12)  Sypris Solutions, Inc. Independent Directors Compensation
                    Program Amended and Restated on April 28, 1998, dated September 1, 1995.

 10.16     (12)     Sypris Solutions, Inc. Profit Sharing Bonus Plan, effective as of January 3, 2000.

 10.17     (12)     Group Technologies Corporation Profit Sharing Bonus Plan,
                    effective as of January 3, 2000.

 10.18     (12)     Tube Turns Technologies, Inc. Profit Sharing Bonus Plan,
                    effective as of January 3, 2000.

 10.19     (12)     Sypris Solutions, Inc. Executive Bonus Plan, effective as of
                    January 2, 2001.

 10.20     (12)     Employment Agreement by and between Metrum-Datatape, Inc.
                    and G. Darrell Robertson dated February 28, 2000.

   21               Subsidiaries of the Company.

   23               Consent of Ernst & Young LLP, independent auditors.

______________

   (1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326).

   (2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997.

   (3) Incorporated by reference to the Company's Form 8-K filed on July 15,
       1997.

   (4) Incorporated by reference to Appendix A to the Prospectus included in the Company's Registration Statement on Form S-4/A filed February 12, 1998 (No. 333-20299).

   (5) Incorporated by reference to Appendix G to the Prospectus included in the Company's Registration Statement on Form S-4/A filed February 12, 1998 (No. 333-20299).

   (6) Incorporated by reference to Appendix H to the Prospectus included in the Company's Registration Statement on Form S-4/A filed February 12, 1998 (No. 333-20299).

   (7) Incorporated by reference to Appendix I to the Prospectus included in the Company's Registration Statement on Form S-4/A filed February 12, 1998 (No. 333-20299).

   (8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998.

   (9) Incorporated by reference to the Company's Form S-8 filed on September 2, 1998.

   (10) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999.

   (11) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1999 filed on February 25, 2000.

   (12) Management contract or compensatory plan or arrangement.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2001.

                                        SYPRIS SOLUTIONS, INC.
                                             (Registrant)


                                                /s/ Jeffrey T. Gill
                                        ----------------------------------------
                                                   (Jeffrey T. Gill)
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2001:


      /s/ Robert E. Gill           Chairman of the Board
--------------------------------
         (Robert E. Gill)


      /s/ Jeffrey T. Gill          President, Chief Executive Officer and
--------------------------------
         (Jeffrey T. Gill)         Director


      /s/ David D. Johnson         Vice President and Chief Financial Officer
--------------------------------
         (David D. Johnson)        (Principal Financial Officer)


      /s/ Anthony C. Allen         Vice President and Controller
--------------------------------
         (Anthony C. Allen)        (Principal Accounting Officer)


      /s/ Henry F. Frigon          Director
--------------------------------
         (Henry F. Frigon)


      /s/ R. Scott Gill            Director
--------------------------------
         (R. Scott Gill)


      /s/ William L. Healey        Director
--------------------------------
         (William L. Healey)


                                   Director
________________________________
         (Roger W. Johnson)


      /s/ Sidney R. Petersen       Director
--------------------------------
         (Sidney R. Petersen)


      /s/ Robert Sroka             Director
--------------------------------
         (Robert Sroka)

                                                                     SCHEDULE II

                            SYPRIS SOLUTIONS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                           Balance at      Charged to                         Balance at
                                                           Beginning        Costs and                           End of
                                                           of Period        Expenses       Deductions           Period
                                                           ----------      -----------    ------------        ----------
                                                                                (in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2000.............................  $      670      $       18     $      (9)  (1)     $      679
                                                           ==========      ==========     ==========          ==========
Year ended December 31, 1999.............................  $      836      $     (129)    $      (37) (1)     $      670
                                                           ==========      ==========     ==========          ==========
Year ended December 31, 1998.............................  $    1,097      $      135     $     (396) (1)     $      836
                                                           ==========      ==========     ==========          ==========

Reserve for inactive, obsolete and unsalable inventory:

Year ended December 31, 2000.............................  $    2,669      $      453     $     (118) (2)     $    3,004
                                                           ==========      ==========     ==========          ==========
Year ended December 31, 1999.............................  $    4,024      $      446     $   (1,801) (3)     $    2,669
                                                           ==========      ==========     ==========          ==========
Year ended December 31, 1998.............................  $    5,769      $      851     $   (2,596) (2)     $    4,024
                                                           ==========      ==========     ==========          ==========

(1)  Uncollectible accounts written off.
(2)  Inactive, obsolete and unsalable inventory written off.
(3) Includes $180,000 for inactive, obsolete and unsalable inventory written off and a $1,621,000 reclassification to costs relating to long-term contracts to conform to the presentation for the year ended December 31, 2000.