Form 10-Q
period 2001-04-01
SYPRIS SOLUTIONS INC
filed 2001-04-30
CIK 864240

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q


(Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----
         Exchange Act of 1934. For the quarterly period ended April 1, 2001.

                                      or

  _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to
         _________.



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

                                (502) 329-2000
             (Registrant's telephone number, including area code)
                                  ___________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No _____.
                                         -----

As of April 23, 2001 the registrant had 9,801,798 shares of common stock outstanding.

                               Table of Contents

Part I.   Financial Information

          Item 1. Financial Statements

                    Consolidated Income Statements for the Three
                      Months Ended April 1, 2001 and April 2, 2000......................................    2

                    Consolidated Balance Sheets at April 1, 2001
                      and December 31, 2000.............................................................    3

                    Consolidated Statements of Cash Flows for the Three
                      Months Ended April 1, 2001 and April 2, 2000......................................    4

                    Notes to Consolidated Financial Statements..........................................    5

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......................................    7

Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K....................................................   11

Signatures..............................................................................................   12

Part I.  Financial Information

Item 1.  Financial Statements


                            Sypris Solutions, Inc.

                        Consolidated Income Statements

                   (in thousands, except for per share data)


                                                            Three Months Ended
                                                          ----------------------
                                                           April 1,    April 2,
                                                             2001        2000
                                                          ----------  ----------
                                                               (Unaudited)
Net revenue:
 Outsource services.....................................    $46,018     $39,852
 Products...............................................     12,017      10,845
                                                            -------     -------

   Total net revenue....................................     58,035      50,697

Cost of sales:
 Outsource services.....................................     39,991      33,562
 Products...............................................      7,880       6,381
                                                            -------     -------

  Total cost of sales...................................     47,871      39,943
                                                            -------     -------

  Gross profit..........................................     10,164      10,754

Selling, general and administrative expense.............      6,575       6,303
Research and development................................        677       1,167
Amortization of intangible assets.......................        335         362
Special charges.........................................         --       1,740
                                                            -------     -------

  Operating income......................................      2,577       1,182

Interest expense, net...................................      1,129         931
Other income, net.......................................       (152)         (5)
                                                            -------     -------

  Income before income taxes............................      1,600         256

Income tax expense......................................        581          77
                                                            -------     -------

  Net income............................................    $ 1,019     $   179
                                                            =======     =======
Net income per common share:
  Basic.................................................    $  0.10     $  0.02
  Diluted...............................................    $  0.10     $  0.02
Shares used in computing per common share amounts:
  Basic.................................................      9,723       9,637
  Diluted...............................................      9,900       9,990


   The accompanying notes are an integral part of the consolidated financial statements.

                            Sypris Solutions, Inc.

                          Consolidated Balance Sheets

                     (in thousands, except for share data)

                                                                                                             April 1,   December 31,
                                                                                                               2001        2000
                                                                                                            ---------   ------------
                                                                                                           (Unaudited)
                                     Assets

Current assets:
 Cash and cash equivalents................................................................................     $ 13,829  $ 14,674
 Accounts receivable, net.................................................................................       32,104    31,896
 Inventory, net...........................................................................................       55,116    51,055
 Other current assets.....................................................................................        5,365     7,695
                                                                                                               --------  --------
  Total current assets....................................................................................      106,414   105,320

Property, plant and equipment, net........................................................................       56,680    54,317

Intangible assets, net....................................................................................       16,992    17,154

Other assets..............................................................................................        2,797     2,331
                                                                                                               --------  --------
                                                                                                               $182,883  $179,122
                                                                                                               ========  ========

                      Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable.........................................................................................     $ 29,179  $  25,670
 Accrued liabilities......................................................................................       17,520     18,548
 Current portion of long-term debt........................................................................        3,125      2,500
                                                                                                               --------  ---------
  Total current liabilities...............................................................................       49,824     46,718

Long-term debt............................................................................................       62,500     62,500
Other liabilities.........................................................................................        5,196      5,699
                                                                                                               --------  ---------
  Total liabilities.......................................................................................      117,520    114,917

Shareholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized; no shares issued.............................           --         --
 Common stock, non-voting, par value $.01 per share, 10,000,000 shares authorized; no shares issued.......           --         --
 Common stock, par value $.01 per share, 20,000,000 shares authorized; 9,736,749 and 9,709,669 shares
  issued and outstanding in 2001 and 2000, respectively...................................................           97         97
 Additional paid-in capital...............................................................................       24,540     24,401
 Retained earnings........................................................................................       41,079     40,060
 Accumulated other comprehensive income (loss)............................................................         (353)      (353)
                                                                                                               --------  ---------
  Total shareholders' equity..............................................................................       65,363     64,205
                                                                                                               --------  ---------
                                                                                                               $182,883  $ 179,122
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

                            Sypris Solutions, Inc.

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                       Three Months Ended
                                                                                      --------------------
                                                                                       April 1,   April 2,
                                                                                         2001       2000
                                                                                      --------   ---------
                                                                                           (Unaudited)
Cash flows from operating activities:
 Net income.........................................................................   $ 1,019    $   179
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization....................................................     2,328      2,391
   Other noncash charges............................................................       150        101
   Changes in operating assets and liabilities:
    Accounts receivable.............................................................      (259)    (5,616)
    Inventory.......................................................................    (4,108)     3,391
    Other current and noncurrent assets.............................................     2,330      1,593
    Accounts payable................................................................     5,135      2,588
    Accrued and other liabilities...................................................        98     (1,977)
                                                                                       -------    -------
     Net cash provided by operating activities......................................     6,693      2,650
Cash flows from investing activities:
 Capital expenditures...............................................................    (8,114)    (3,052)
 Proceeds from sale of equipment....................................................        66        ---
 Other..............................................................................      (254)      (345)
                                                                                       -------    -------
     Net cash used in investing activities..........................................    (8,302)    (3,397)
Cash flows from financing activities:
 Net increase in debt under revolving credit agreements.............................       625      5,600
 Proceeds from issuance of common stock.............................................       139        142
                                                                                       -------    -------
     Net cash provided by financing activities......................................       764      5,742
                                                                                       -------    -------
Net (decrease) increase in cash and cash equivalents................................      (845)     4,995
Cash and cash equivalents at beginning of period....................................    14,674     10,406
                                                                                       -------    -------
Cash and cash equivalents at end of period..........................................   $13,829    $15,401
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

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, "Sypris" or the "Company"), Bell Technologies, Inc. ("Bell"), Group Technologies Corporation ("GroupTech"), Metrum-Datatape, Inc. ("Metrum-Datatape"), and Tube Turns Technologies, Inc. ("Tube Turns"), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended April 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2000 as presented in the Company's annual report on Form 10-K.

(3)  Net Income Per Common Share

     There were no adjustments required to be made to net income for purposes of computing basic and diluted net income per common share. A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per common share is as follows (in thousands):

                                                                                           Three Months Ended
                                                                                         ------------------------
                                                                                         April 1,        April 2,
                                                                                           2001            2000
                                                                                         --------        --------
                                                                                                (Unaudited)
      Shares used to compute basic net income per common share.....................         9,723           9,637
      Dilutive effect of stock options.............................................           177             353
                                                                                         --------        --------
      Shares used to compute diluted net income per common share...................         9,900           9,990
                                                                                         ========        ========

(4)  Inventory

     Inventory consists of the following (in thousands):

                                                                                                       April 1,     December 31,
                                                                                                         2001           2000
                                                                                                       --------     ------------
                                                                                                      (Unaudited)
      Raw materials...............................................................................     $ 12,762       $ 13,567
      Work-in-process.............................................................................       10,376          8,388
      Finished goods..............................................................................          921          1,632
      Costs relating to long-term contracts and programs, net of amounts attributed to revenue
       recognized to date.........................................................................       50,624         45,542
      Progress payments related to long-term contracts and programs...............................      (15,347)       (14,011)
      LIFO reserve................................................................................       (1,059)        (1,059)
      Reserve for excess and obsolete inventory...................................................       (3,161)        (3,004)
                                                                                                       --------       --------
                                                                                                       $ 55,116       $ 51,055
                                                                                                       ========       ========

(5)  Special Charges

     Special charges of $1,740,000 were recognized during the three months ended April 2, 2000 for activities related to the consolidation of certain operations within the Electronics Group. The special charges incurred for these activities include workforce reductions, facilities rearrangement and relocation expenses, and employment costs related to the transfer of production.

(6)  Segment Data

     The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized in either of the periods presented. The following table presents financial information for the reportable segments of the Company for the three months ended April 1, 2001 and April 2, 2000 (in thousands):

                                                       Three Months Ended
                                                     ----------------------
                                                     April 1,      April 2,
                                                       2001          2000
                                                     --------      --------
                                                             (Unaudited)
     Net revenue from unaffiliated customers:
      Electronics Group........................       $50,081       $41,310
      Industrial Group.........................         7,954         9,387
                                                      -------       -------
                                                      $58,035       $50,697
                                                      =======       =======
     Gross profit:
      Electronics Group........................       $ 9,300       $ 9,187
      Industrial Group.........................           864         1,567
                                                      -------       -------
                                                      $10,164       $10,754
                                                      =======       =======
     Operating income:
      Electronics Group........................       $ 3,233       $   893
      Industrial Group.........................           398         1,038
      General, corporate and other.............        (1,054)         (749)
                                                      -------       -------
                                                      $ 2,577       $ 1,182
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

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

          The following table sets forth certain financial data, expressed as a percentage of net revenue, derived from the Company's consolidated income statements for the three months ended April 1, 2001 and April 2, 2000.

                                                                    Three Months Ended
                                                                    -------------------
                                                                    April 1,   April 2,
                                                                      2001        2000
                                                                    ------     -------
Net revenue...................................................       100.0%      100.0%
Cost of sales.................................................        82.5        78.8
                                                                    ------     -------
Gross profit..................................................        17.5        21.2
Selling, general and administrative expense...................        11.3        12.4
Research and development......................................         1.2         2.3
Amortization of intangible assets.............................         0.6         0.7
Special charges...............................................          --         3.5
                                                                    ------     -------
Operating income..............................................         4.4%        2.3%
                                                                    ======     =======
Net income....................................................         1.8%        0.4%
                                                                    ======     =======

     For reporting purposes, the operations of Bell, GroupTech and Metrum-Datatape are included in the Electronics Group, and Tube Turns' operations are included in the Industrial Group. Segment discussion is included in the following discussion and analysis of the Company's consolidated results of operations.

     Net revenue totaled $58.0 million for the first quarter of 2001, an increase of $7.3 million, or 14.5%, from $50.7 million for the first quarter of 2000. The Electronics Group's net revenue for the first quarter of 2001 was $50.1 million, an increase of $8.8 million or 21.2% from $41.3 million for the first quarter of 2000. The Industrial Group's net revenue for the first quarter of 2001 was $7.9 million, a decrease of $1.5 million, or 15.3%, from $9.4 million for the first quarter of 2000. Backlog for the Electronics Group and the Industrial Group at April 1, 2001 was $134.5 million and $16.1 million, respectively.

     The Electronics Group's $8.8 million increase in net revenue was generated primarily from contracts for manufacturing services. During the first quarter of 2001, manufacturing service contracts generated a $7.3 million increase in revenue, primarily attributable to increased shipments on several contracts with defense and aerospace customers that began to ramp-up during 2000 and reached higher production levels during the first quarter of 2001. The Electronics Group is expected to have a more equally balanced mix of start-up and mature manufacturing service contracts in 2001 as compared to 2000 and expects to sustain the quarterly revenue levels achieved during the first quarter throughout the remainder of 2001. Other outsource services for the Electronics Group accounted for a net $0.5 million increase in net revenue during the first quarter of 2001. Product revenue contributed $1.0 million to the increase in net revenue for the Electronics Group. The increase in product revenue is primarily due to increased sales quantities for data storage and other electronic product offerings. Demand for the Electronics Group's data storage products, which declined throughout 2000, is expected to stabilize in 2001 with sales volumes projected to approximate the levels of 2000.

     The Industrial Group's $1.5 million decrease in net revenue was primarily due to a decline in outsource services provided to customers in the heavy-duty truck market. Unfavorable market conditions that arose during the second half of 2000 for heavy-duty truck production resulted in an overall market decrease of approximately 40%. This reduced the volume of forged truck axles provided under manufacturing service agreements by the Industrial Group and accounted for a $2.3 million decrease in net revenue for the first quarter of 2001. The Company expects demand in the heavy-duty truck market to remain weak during 2001, however, further significant declines in demand are not anticipated. Revenue derived from manufacturing services in other markets served by the Industrial Group increased by $0.7 million and fabricated product sales increased by $0.1 million. The capital program to expand the Industrial Group's forging capacity and add new machining capabilities continued in the first quarter of 2001 with expenditures of $5.0 million. Capital expenditures for the remainder of 2001 are projected to approximate $16.0 million. The Industrial Group expects to begin production on certain new machining equipment in the second quarter of 2001, with the majority of new production anticipated to begin in the fourth quarter of 2001.

     Gross profit totaled $10.2 million for the first quarter of 2001, or 17.5% of net revenue, as compared to $10.8 million, or 21.2% of net revenue for the first quarter of 2000. The Electronics Group's gross profit for the first quarter of 2001 was $9.3 million, or 18.6% of net revenue, as compared to $9.2 million, or 22.2% of net revenue for the first quarter of 2000. The Industrial Group's gross profit for the first quarter of 2001 was $0.9 million, or 10.9% of net revenue, as compared to $1.6 million, or 16.7% of net revenue for the first quarter of 2000. The factors impacting gross profit are discussed immediately below for each segment.

     The Electronics Group's $0.1 million increase in gross profit in the first quarter of 2001 was primarily due to the increased volume of manufacturing service contracts. The positive impact of the manufacturing services revenue growth was offset by continued manufacturing inefficiencies due to the shortages and extended lead times for the purchase of certain electronic components, resulting in a net increase in gross profit from manufacturing services of $0.4 million. The current supply level of electronic components has improved from 2000, however, margins for manufacturing services have continued to be negatively impacted as a result of this shortage. The electronic component supply conditions contributed to a decline in gross margin for the Electronics Group of approximately 200 basis points. While management believes that a sufficient supply of components will be available to enable it to substantially meet its customer delivery schedules for the remainder of 2001, the Company's results of operations or financial position could be negatively impacted by these component market conditions. The $0.4 million increase in gross profit from manufacturing services was further offset by reduced gross profit on product sales of $0.3 million. The decrease in gross profit for product sales was predominately due to additional labor costs incurred to overcome production delays caused by the timing of material receipts for certain products.

     The Industrial Group's $0.7 million decrease in gross profit was primarily due to the downturn of the heavy-duty truck market. The reduction in demand and corresponding impact on shipments occurred as the organizational infrastructure to support future growth plans was being developed. The increased cost structure associated with the additional people and systems required to meet future contractual requirements and the underabsorption of overhead due to the volume decline resulted in low gross margin levels. The Company expects gross profit will continue to be adversely effected, as the truck market demand is not expected to increase during 2001.

          Selling, general and administrative expense in the first quarter of 2001 was $6.6 million, or 11.3% of net revenue, as compared to $6.3 million, or 12.4% of net revenue in the first quarter of 2000. The increase in selling, general and administrative expense was primarily attributable to an increase in employment costs.

     Research and development expense in the first quarter of 2001 was $0.7 million, or 1.2% of net revenue, as compared to $1.2 million, or 2.3% of net revenue in the first quarter of 2000. This decrease was attributable to the Electronics Group, and relates to the quantity and timing of new product releases for the data acquisition, storage and analysis product lines and the utilization of strategic alliances with suppliers for product development.

     Amortization of intangible assets in the first quarter of 2001 was $0.3 million, which was consistent with the amount of amortization recognized in the first quarter of 2000.

     Special charges of $1.7 million were recognized during the first quarter of 2000 for activities related to the consolidation of certain operations within the Electronics Group. During 2000, management identified potential cost savings that could be realized through the elimination of redundant manufacturing operations and staffing of functional areas between two related facilities. The special charges incurred for these activities include workforce reductions, facilities rearrangement and relocation expenses, and employment costs related to the transfer of production. The consolidation activities were completed in 2000 and the Company does not expect to incur additional special charges for these consolidation activities in 2001.

     Interest expense in the first quarter of 2001 was $1.1 million, an increase of $0.2 million, or 21.3%, from $0.9 million in the first quarter of 2000. The interest expense of $1.1 million in the first quarter of 2001 was net of capitalized interest of $0.4 million related to the capital expenditure program. The increase in interest expense was primarily due to an increase in the weighted average debt outstanding coupled with an increase in interest rates. The Company's weighted average debt was approximately $63.4 million in the first quarter 2001 as compared to approximately $49.4 million in the first quarter of 2000. This increase resulted primarily from the capital expenditures made in 2000 to support the Company's new business opportunities. The weighted average interest rate for the first quarter of 2001 was approximately 9.2% as compared to approximately 7.4% for the prior year comparable period. The year-to-year rate change includes an increase in the margin paid on outstanding borrowings of approximately 150 basis points under the terms of the Company's credit agreement with a syndicate of banks (the "Credit Agreement"), as amended in February 2001.

     Income tax expense of $0.6 million was recognized during the first quarter of 2001 as compared to $0.1 million recognized during the first quarter of 2000. The effective tax rate for the first quarter of 2001 was approximately 36% as compared to approximately 30% for the first quarter of 2000. The lower effective tax rate for the first quarter of 2000 was principally due to a reduction in the Company's valuation allowance for deferred tax assets.

Liquidity, Capital Resources and Financial Condition

     Net cash provided by operating activities was $6.7 million for the first quarter of 2001 as compared to $2.7 million for the first quarter of 2000. Accounts receivable, inventory and accounts payable increased by $0.2 million, $4.1 million and $5.1 million, respectively. During the first quarter of 2001, inventory increased by $3.8 million and $0.3 million in the Electronics Group and the Industrial Group, respectively. The increase in the Electronics Group's inventory was primarily due to the increase in manufacturing services volume and production delays due to electronic component shortages. The increase in accounts payable relates to the increase in inventory and the timing of related vendor payments. Other current assets decreased $2.3 million primarily due to federal and state tax refunds received in the first quarter of 2001.

     Net cash used in investing activities was $8.3 million for the first quarter of 2001 as compared to $3.4 million for the first quarter of 2000. The Company had increased levels of capital expenditures in the first quarter of 2001 in both the Electronics Group and the Industrial Group, which totaled $3.1 million and $5.0 million, respectively. Capital expenditures for the Electronics Group were principally comprised of manufacturing, assembly and test equipment. The Industrial Group's capital expenditures included new forging and machining equipment to increase and expand the range of production capabilities.

     Net cash provided by financing activities was $0.8 million during the first quarter of 2001 as compared to $5.7 million during the first quarter of 2000. The Company's debt outstanding under its Credit Agreement increased $0.6 million during the first quarter of 2001, primarily to fund capital expenditures.

     Under the terms of the Credit Agreement between the Company and its lenders, the Company had total availability for borrowings and letters of credit under its revolving credit facility of $34.4 million at April 1, 2001, which, when combined with the cash balance of $13.8 million, provides for total cash and borrowing capacity of $48.2 million. Maximum borrowings on the revolving credit facility are $100.0 million, subject to a $15.0 million limit for letters of credit. Borrowings under the Credit Agreement may be used to finance working capital requirements, eligible acquisitions as defined in the Credit Agreement and for general corporate purposes, including capital expenditures.

     The Company's principal commitments at April 1, 2001 consisted of repayments of borrowings under the Credit Agreement and obligations under operating leases for certain of its real property and equipment. The Company also had purchase commitments for manufacturing equipment totaling approximately $14.5 million at April 1, 2001.

     The Company believes sufficient resources will be available to satisfy the Company's cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. If the Company makes significant acquisitions or if working capital and capital expenditure requirements exceed expected levels during 2001 or in the foreseeable future, it may require additional external sources of capital.

Forward-looking Statements

     This Form 10-Q and the documents incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similar forward-looking statements are made periodically in reports to the Securities and Exchange Commission, press releases, reports and documents and in written and oral presentations to investors, shareholders, analysts and others, regarding future results or expected developments. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Sypris believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from those suggested in this report, including, among others: the Company's dependence on its current management; the risks and uncertainties present in the Company's business; business conditions and growth in the general economy and the electronics and industrial markets served by the Company; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with the Company's manufacturing facilities; as well as other factors described elsewhere in this report and in the Company's other filings with the Securities and Exchange Commission.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

  Exhibit
  Number    Description
  ------    -----------

 10.6.2 2001A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated February 15, 2001.

(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the three months ended April 1, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SYPRIS SOLUTIONS, INC.
                                                  (Registrant)

Date: April 30, 2001               By:       /s/ David D. Johnson
      --------------                   -------------------------------
                                           (David D. Johnson)
                                         Vice President & Chief
                                             Financial Officer


Date: April 30, 2001               By:       /s/ Anthony C. Allen
      --------------                   -------------------------------
                                             (Anthony C. Allen)
                                         Vice President, Controller &
                                            Chief Accounting Officer