Form 10-Q
period 2001-07-01
SYPRIS SOLUTIONS INC
filed 2001-07-30
CIK 864240

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q

(Mark One)

     X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
    ---
         Exchange Act of 1934. For the quarterly period ended July 1, 2001.

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

                           ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No _________.
    -------

As of July 20, 2001, the Registrant had 9,804,798 shares of Common Stock outstanding.

                                     INDEX

Part I.   Financial Information
          Item 1.   Financial Statements

                    Consolidated Income Statements for the Three and Six
                    Months Ended July 1, 2001 and July 2, 2000...........................................  2

                    Consolidated Balance Sheets at July 1, 2001
                    and December 31, 2000................................................................  3

                    Consolidated Statements of Cash Flows for the Six
                    Months Ended July 1, 2001 and July 2, 2000...........................................  4

                    Notes to Consolidated Financial Statements...........................................  5

          Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                    Operations...........................................................................  8

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk........................... 12

Part II.  Other Information

          Item 4.   Submission of Matters to a Vote of Security Holders.................................. 13

          Item 6.   Exhibits and Reports on Form 8-K..................................................... 13

Signatures............................................................................................... 14

Part I.  Financial Information
Item 1.  Financial Statements

                             Sypris Solutions, Inc.

                         Consolidated Income Statements
                   (in thousands, except for per share data)

                                                       Three Months Ended       Six Months Ended
                                                      ---------------------  ----------------------
                                                        July 1,    July 2,     July 1,     July 2,
                                                         2001       2000        2001        2000
                                                      ----------  --------   ----------   --------
                                                           (Unaudited)            (Unaudited)
Net revenue:
 Outsource services.................................  $   52,246  $ 40,231   $   98,264   $ 80,083
 Products...........................................      10,906    11,887       22,923     22,732
                                                      ----------  --------   ----------   --------

  Total net revenue.................................      63,152    52,118      121,187    102,815

Cost of sales:
 Outsource services.................................      45,493    33,341       85,482     66,902
 Products...........................................       6,745     7,424       14,627     13,806
                                                      ----------  --------   ----------   --------

  Total cost of sales...............................      52,238    40,765      100,109     80,708
                                                      ----------  --------   ----------   --------

  Gross profit......................................      10,914    11,353       21,078     22,107

Selling, general and administrative expense.........       6,818     6,726       13,393     13,029
Research and development............................         827       794        1,504      1,961
Amortization of intangible assets...................         357       362          692        724
Special charges.....................................          --       732           --      2,472
                                                      ----------  --------   ----------   --------

  Operating income..................................       2,912     2,739        5,489      3,921

Interest expense, net...............................       1,073       929        2,202      1,860
Other expense (income), net.........................          33      (144)        (119)      (149)
                                                      ----------  --------   ----------   --------

  Income before income taxes.......................        1,806     1,954        3,406      2,210

Income tax expense..................................         597       586        1,178        663
                                                      ----------  --------   ----------   --------

  Net income........................................  $    1,209  $  1,368   $    2,228   $  1,547
                                                      ==========  ========   ==========   ========
Net income per common share:
  Basic.............................................  $     0.12  $   0.14   $     0.23   $   0.16
  Diluted...........................................  $     0.12  $   0.14   $     0.23   $   0.15

Shares used in computing per common share amounts:
  Basic.............................................       9,786     9,659        9,757      9,647
  Diluted...........................................       9,878    10,052        9,836     10,018

   The accompanying notes are an integral part of the consolidated financial statements.

                             Sypris Solutions, Inc.

                          Consolidated Balance Sheets
                     (in thousands, except for share data)

                                                                                                           July 1,      December 31,
                                                                                                             2001           2000
                                                                                                         -----------    -----------
                                                                                                         (Unaudited)
                                     Assets
Current assets:
 Cash and cash equivalents.............................................................................   $     14,215 $    14,674
 Accounts receivable, net..............................................................................         35,837      31,896
 Inventory, net........................................................................................         57,859      51,055
 Other current assets..................................................................................          6,399       7,695
                                                                                                          ------------ ------------
  Total current assets.................................................................................        114,310     105,320
Property, plant and equipment, net.....................................................................         69,155      54,317
Intangible assets, net.................................................................................         17,383      17,154
Other assets...........................................................................................          2,924       2,331
                                                                                                          ------------ ------------
                                                                                                          $    203,772 $   179,122
                                                                                                          ============ ============

                              Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable......................................................................................   $     24,967 $    25,670
 Accrued liabilities...................................................................................         19,907      18,548
 Current portion of long-term debt.....................................................................            --        2,500
                                                                                                          ------------ ------------
  Total current liabilities............................................................................         44,874       46,718
Long-term debt.........................................................................................         82,500       62,500
Other liabilities......................................................................................          9,478        5,699
                                                                                                          ------------ ------------
  Total liabilities....................................................................................        136,852      114,917

Shareholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized; no shares issued..........................             --           --
 Common stock, non-voting, par value $.01 per share, 10,000,000 shares authorized; no shares issued....             --           --
 Common stock, par value $.01 per share, 20,000,000 shares authorized; 9,804,798 and 9,709,669 shares
  issued and outstanding in 2001 and 2000, respectively................................................             98           97
 Additional paid-in capital............................................................................         24,887       24,401
 Retained earnings.....................................................................................         42,288       40,060
 Accumulated other comprehensive income (loss).........................................................           (353)        (353)
                                                                                                          ------------ ------------
  Total shareholders' equity...........................................................................         66,920       64,205
                                                                                                          ------------ ------------
                                                                                                          $    203,772 $    179,122
                                                                                                          ============ ============

   The accompanying notes are an integral part of the consolidated financial statements.

                             Sypris Solutions, Inc.

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                  Six Months Ended
                                                                                                --------------------
                                                                                                 July 1,    July 2,
                                                                                                   2001       2000
                                                                                                --------   --------
                                                                                                    (Unaudited)
Cash flows from operating activities:
 Net income...................................................................................  $  2,228   $  1,547
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization..............................................................     4,870      4,825
   Other noncash charges......................................................................       335        119
   Changes in operating assets and liabilities:
    Accounts receivable.......................................................................    (4,028)    (8,704)
    Inventory.................................................................................      (213)    (4,200)
    Other assets..............................................................................     1,296      2,058
    Accounts payable..........................................................................       786      5,931
    Accrued liabilities.......................................................................     1,285     (2,136)
                                                                                                --------   --------

    Net cash provided by (used in) operating activities......................................     6,559       (560)

Cash flows from investing activities:
 Capital expenditures.........................................................................   (12,934)   (12,046)
 Purchase of the net assets of acquired entities..............................................   (11,486)        --
 Proceeds from sale of equipment..............................................................        66         --
 Other........................................................................................      (464)        (3)
                                                                                                --------   --------

     Net cash used in investing activities....................................................   (24,818)   (12,049)

Cash flows from financing activities:
 Net increase in debt under revolving credit agreements.......................................    17,500     12,400
 Proceeds from issuance of common stock.......................................................       300        224
                                                                                                --------   --------

     Net cash provided by financing activities................................................    17,800     12,624
                                                                                                --------   --------

Net (decrease) increase in cash and cash equivalents..........................................      (459)        15

Cash and cash equivalents at beginning of period..............................................    14,674     10,406
                                                                                                --------   --------

Cash and cash equivalents at end of period....................................................  $ 14,215   $ 10,421
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

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, "Sypris" or the "Company"), Bell Technologies, Inc. ("Bell"), Group Technologies Corporation ("GroupTech"), Metrum-Datatape, Inc. ("Metrum-Datatape"), and Tube Turns Technologies, Inc. ("Tube Turns"), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended July 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2000 as presented in the Company's annual report on Form 10-K.

(3)  Net Income per Common Share

     There were no adjustments required to be made to net income for purposes of computing basic and diluted net income per common share. A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per common share is as follows (in thousands):

                                                                    Three Months Ended      Six Months Ended
                                                                   ---------------------  --------------------
                                                                      July 1,    July 2,    July 1,    July 2,
                                                                       2001       2000       2001       2000
                                                                   -----------  --------  ----------   -------
                                                                         (Unaudited)            (Unaudited)
     Shares used to compute basic net income per common share....        9,786     9,659       9,757     9,647
     Dilutive effect of stock options............................           92       393          79       371
                                                                   -----------  --------  ----------   -------
     Shares used to compute diluted net income per common share..        9,878    10,052       9,836    10,018
                                                                   ===========  ========  ==========   =======

(4)  Acquisition

     During the second quarter of 2001, the Company acquired certain assets and liabilities of the Marion Forge plant from Dana Corporation. The business produces fully machined, heavy-duty truck axle shafts and other drive components for integration into subassemblies and is included with Tube Turns in the Industrial Group. The transaction was accounted for as a purchase, in which the purchase price of $11,500,000 was allocated based on the fair values of the assets and liabilities acquired, with the excess amount allocated to goodwill, which totaled $238,000. As of July 1, 2001, the purchase price allocation was not final. The results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date. The acquisition was financed by the Company's Credit Agreement.

(5)  Inventory

     Inventory consists of the following (in thousands):

                                                                                                        July 1,       December 31,
                                                                                                          2001           2000
                                                                                                      -----------    -------------
                                                                                                      (Unaudited)
     Raw materials................................................................................     $ 14,805          $ 13,567
     Work-in-process..............................................................................       11,628             8,388
     Finished goods...............................................................................        4,684             1,632
     Costs relating to long-term contracts and programs, net of amounts attributed to revenue
      recognized to date..........................................................................       48,366            45,542
     Progress payments related to long-term contracts and programs................................      (16,717)          (14,011)
     LIFO reserve.................................................................................       (1,260)           (1,059)
     Reserve for excess and obsolete inventory....................................................       (3,647)           (3,004)
                                                                                                      ---------      ------------
                                                                                                       $ 57,859          $ 51,055
                                                                                                      =========      ============

(6)  Special Charges

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

(7)  Segment Data

     The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized for all periods presented. The following table presents financial information for the reportable segments of the Company for the three and six months ended July 1, 2001 and July 2, 2000 (in thousands):

                                                  Three Months Ended       Six Months Ended
                                                 ---------------------  ---------------------
                                                   July 1,    July 2,     July 1,     July 2,
                                                    2001       2000        2001        2000
                                                 ---------   ---------  ---------   ---------
                                                      (Unaudited)            (Unaudited)
     Net revenue from unaffiliated customers:
     Electronics Group.........................     $53,480   $42,774    $103,561    $ 84,084
     Industrial Group..........................       9,672     9,344      17,626      18,731
                                                 ----------  --------   ---------   ---------
                                                    $63,152   $52,118    $121,187    $102,815
                                                 ==========  ========   =========   =========

     Gross profit:
     Electronics Group.........................     $ 9,764   $ 9,874    $ 19,064    $ 19,061
     Industrial Group..........................       1,150     1,479       2,014       3,046
                                                 ----------  --------   ---------   ---------
                                                    $10,914   $11,353    $ 21,078    $ 22,107
                                                 ==========  ========   =========   =========

     Operating income:
     Electronics Group.........................     $ 2,870   $ 2,631    $  6,103    $  3,524
     Industrial Group..........................         714       951       1,112       1,989
     General, corporate and other..............        (672)     (843)     (1,726)     (1,592)
                                                 ----------  --------   ---------   ---------
                                                    $ 2,912   $ 2,739    $  5,489    $  3,921
                                                 ==========  ========   =========   =========

(8)  Commitments and Contingencies

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

(9)  Subsequent Event

     On July 26, 2001, the Company entered into interest rate swap agreements that effectively convert a portion of its floating rate debt to a fixed rate basis for the next two years, thus reducing the impact of interest rate changes on future interest expense. Approximately 36% ($30,000,000) of the Company's outstanding debt was designated as the hedged items to interest rate swap agreements at July 26, 2001.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain financial data, expressed as a percentage of net revenue, from the Company's Consolidated Income Statements for the three and six months ended July 1, 2001 and July 2, 2000.

                                                    Three Months Ended                     Six Months Ended
                                                 ---------------------------           --------------------------
                                                 July 1,             July 2,           July 1,            July 2,
                                                  2001                2000              2001                2000
                                                 -------             -------           -------            -------
Net revenue..................................      100.0%              100.0%             100.0%            100.0%
Cost of sales................................       82.7                78.2               82.6              78.5
                                                   -----               -----              -----             -----
Gross profit.................................       17.3                21.8               17.4              21.5
Selling, general and administrative expense..       10.8                12.9               11.1              12.7
Research and development.....................        1.3                 1.5                1.2               1.9
Amortization of intangible assets............        0.6                 0.7                0.6               0.7
Special charges..............................         --                 1.4                 --               2.4
                                                   -----               -----              -----             -----
Operating income.............................        4.6%                5.3%               4.5%              3.8%
                                                   =====               =====              =====             =====
Net income...................................        1.9%                2.6%               1.8%              1.5%
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

     Net revenue totaled $63.1 million for the second quarter of 2001, an increase of $11.0 million, or 21.2%, from $52.1 million for the second quarter of 2000. Net revenue for the first six months of 2001 was $121.2 million, an increase of $18.4 million, or 17.9%, from $102.8 million for the first six months of 2000. Sequential quarterly net revenue increased $5.1 million from $58.0 million in the first quarter of 2001. Outsource services revenue contributed $6.2 million to the sequential increase while product revenue declined by $1.1 million. Backlog for the Electronics Group and the Industrial Group at July 1, 2001 was $115.9 million and $26.4 million, respectively.

     The Electronics Group's net revenue for the second quarter of 2001 was $53.5 million, an increase of $10.7 million, or 25.0%, from $42.8 million for the second quarter of 2000. Net revenue for the Electronics Group for the first six months of 2001 was $103.6 million, an increase of $19.5 million, or 23.2%, from $84.1 million for the first six months of 2000. The Electronics Group's increase in net revenue was primarily from contracts for manufacturing services, which generated an increase of $12.6 million and $19.9 million for the second quarter and first six months of 2001, respectively, over the prior year periods. Shipments increased during the first half of 2001 on several contracts with defense and aerospace customers, the majority of which were included in the Electronics Group's backlog of $143.2 million at December 31, 2000. The Electronics Group anticipates that revenue in the second half of 2001 will approximate the amount reported for the first half of 2001. Other outsource services and product sales accounted for a net decrease in net revenue of $1.9 million and $0.4 million during the second quarter and first six months of 2001, respectively. This decrease was primarily due to reduced sales quantities for data storage products. Demand for the Electronics Group's data storage products during the second half of 2001 is expected to approximate demand during the first half of 2001.

     The Industrial Group's net revenue for the second quarter of 2001 was $9.7 million, an increase of $0.4 million, or 3.5%, from $9.3 million for the second quarter of 2000. Net revenue for the Industrial Group for the first six months of 2001 was $17.6 million, a decrease of $1.1 million, or 5.9%, from $18.7 million for the first six months of 2000. During the second quarter of 2001, the Industrial Group acquired a business which produces fully machined, heavy-duty truck axle shafts and other drive components. This acquisition generated outsource services revenue of $2.7 million during the second quarter and first six months of 2001. Excluding the acquisition, the Industrial Group's net revenue declined $2.3 million and $3.8 million for the second quarter and first six months of 2001, respectively, from the prior year periods. The decrease in net revenue for the respective periods was primarily due to a decline in outsource services provided to customers in the heavy-duty truck market. Unfavorable market conditions that arose during the second half of 2000 for heavy-duty truck production resulted in an overall market decrease of approximately 40%. This reduced the volume of forged truck axles provided under manufacturing service agreements by the Industrial Group and accounted for a decrease in net revenue of $2.2 million and $4.6 million for the second quarter and first six months of 2001, respectively. The Company expects demand in the heavy-duty truck market to remain weak during 2001, however, further significant declines in demand are not anticipated. Revenue derived from manufacturing services in other markets served by the Industrial Group and fabricated product sales decreased by $0.1 million and increased by $0.8 million for the second quarter and first six months of 2001, respectively. The capital program to expand the Industrial Group's forging capacity and add new machining capabilities continued during the first half of 2001 with expenditures totaling $7.7 million. Capital expenditures for the remainder of 2001 are projected to approximate $13.5 million. The Industrial Group began producing parts for customer qualification in the second quarter of 2001 using certain new machining equipment, with actual production and shipments expecting to begin late in the third quarter of 2001.

     Gross profit totaled $10.9 million for the second quarter of 2001, a decrease of $0.5 million, or 3.9%, from $11.4 million for the second quarter of 2000. Gross profit for the first six months of 2001 was $21.1 million, a decrease of $1.0 million, or 4.7%, from $22.1 million for the first six months of 2000. The factors impacting gross profit are discussed immediately below for each segment.

     The Electronics Group's gross profit for the second quarter of 2001 was $9.8 million, a decrease of $0.1 million, or 1.1%, from $9.9 million for the second quarter of 2000. Gross profit for the Electronics Group for the first six months of 2001 was $19.1 million, which was consistent with gross profit recognized in the first six months of 2000. The increase in manufacturing services revenue generated an increase in gross profit of $0.9 million and $1.6 million for the second quarter and six month periods, respectively. The contribution to gross profit from the revenue growth was diminished by manufacturing inefficiencies related to electronic component shortages, costs associated with the ramp-up in production volume and unfavorable labor variances on certain programs. Although supply levels for certain components improved during 2001, the shortages, extended lead times and increased cost for the purchase of certain components continued to negatively impact gross profit, particularly when compared to the first half of 2000. These factors contributed to a decrease in the Electronics Group's outsource services gross margin from 16.9% in the first half of 2000 to 12.7% in the second half of 2000, before rebounding to

14.0% for the first half of 2001. While management believes that a sufficient supply of electronic components will be available to enable it to substantially meet its customer delivery schedules for the remainder of 2001, the Company's results of operations or financial position could be negatively impacted by these component market conditions. Gross profit from other outsource services decreased by $0.4 million and $0.7 million for the second quarter and six month periods, respectively, primarily due to increased labor costs. Gross profit from product sales decreased by $0.6 million and $0.9 million for the second quarter and six month periods, respectively, primarily due to reduced demand for certain product offerings.

     The Industrial Group's gross profit for the second quarter of 2001 was $1.2 million, a decrease of $0.3 million, or 22.2%, from $1.5 million for the second quarter of 2000. Gross profit for the Industrial Group for the first six months of 2001 was $2.0 million, a decrease of $1.0 million or 33.9% from $3.0 million for the first six months of 2000. Excluding the acquisition made in the second quarter of 2001, the Industrial Group's gross profit declined $0.5 million and $1.2 million for the second quarter and first six months of 2001, respectively, from the prior year periods. The decrease in gross profit was primarily due to the downturn of the heavy-duty truck market. The reduction in demand and corresponding impact on shipments occurred as the organizational infrastructure to support future growth plans was being developed. The increased cost structure associated with the additional people and systems required to meet future contractual requirements and the underabsorption of overhead due to the volume decline resulted in gross margin levels which were lower than the comparable prior year periods. The Company expects gross profit to continue to be adversely effected, as the truck market demand is not expected to increase during 2001.

          Selling, general and administrative expense for the second quarter of 2001 was $6.8 million, or 10.8% of net revenue, as compared to $6.7 million, or 12.9% of net revenue for the second quarter of 2000. Selling, general and administrative expense for the first six months of 2001 was $13.4 million, or 11.1% of net revenue, as compared to $13.0 million, or 12.7% of net revenue for the first six months of 2000. The second quarter and first six months of 2001 included the full impact of certain additions to the Company's organizational infrastructure, which began during 2000. Selling, general and administrative expense as a percent of revenue is expected to remain below the comparable prior year's percentage during the second half of 2001.

          Research and development expense for the second quarter of 2001 was $0.8 million, which was consistent with the amount reported for the second quarter of 2000. Research and development expense for the first six months of 2000 was $1.5 million, or 1.2% of net revenue, as compared to $2.0 million, or 1.9% of net revenue for the first six months of 2000. The decrease in research and development expense was attributable to the Electronics Group, and relates to the quantity and timing of new product releases for the data acquisition, storage and analysis product lines and the utilization of strategic alliances with suppliers for product development.

          Amortization of intangible assets for the second quarter and first six months of 2001 was $0.3 million and $0.7 million, respectively, which was consistent with the amount of amortization expense recognized for the comparable prior year periods.

          Special charges of $0.7 million and $2.5 million were recognized during the second quarter and the first six months of 2000 for activities related to the consolidation of certain operations within the Electronics Group. During 2000, management identified potential cost savings that could be realized through the elimination of redundant manufacturing operations and staffing of functional areas between two related facilities. The special charges incurred for these activities include workforce reductions, facilities rearrangement and relocation expenses, and employment costs related to the transfer of production. The consolidation activities were completed in 2000 and the Company does not expect to incur additional special charges for these consolidation activities in 2001.

          Interest expense for the second quarter of 2001 was $1.1 million, an increase of $0.2 million, or 15.5%, from $0.9 million for the comparable period of 2000. Interest expense for the first six months of 2001 was $2.2 million, an increase of $0.3 million, or 18.4%, from $1.9 million for the comparable period of 2000. The interest expense of $1.1 million and $2.2 million for the second quarter and first six months of 2001, respectively, was net of capitalized interest of $0.3 million and $0.7 million, respectively. The capitalized interest was related to the capital expenditure program in the Industrial Group. The increase in interest expense for the respective periods was primarily due to an increase in the weighted average debt outstanding, partially offset by a reduction in interest rates beginning in the second quarter of 2001. The Company's weighted average debt outstanding increased to approximately $67.6 million in the first six months of 2001 from approximately $50.7 million in the first six months of 2000. This increase included the effect of the $11.5 million purchase price for the acquisition made by the Industrial Group in the second quarter of 2001 and capital expenditures during 2000 and the first half of 2001 to support the Company's new business opportunities. The weighted average interest rate for the second quarter of 2001 was approximately 7.3% as compared to approximately 7.8% for the prior year period. The weighted average interest rate for the first six months of 2001 was approximately 8.2% as compared to approximately 7.6% for the prior year period.

          Income tax expense of $0.6 million was recognized during the second quarter of 2001, which was consistent with the amount recognized in the second quarter of 2000. Income tax expense of $1.2 million was recognized during the first six months of 2001 as compared to $0.7 million recognized during the prior year period. The effective tax rate for the first six months of 2001 was approximately 35% as compared to approximately 30% for the prior year period. The lower effective tax rate for the second quarter and first six months of 2000 was principally due to a reduction in the Company's valuation allowance for deferred tax assets.

Liquidity, Capital Resources and Financial Condition

          Net cash provided by operating activities was $6.6 million for the first six months of 2001, as compared to net cash used in operating activities of $0.6 million for the year-earlier period. Accounts receivable increased by $4.0 million, primarily due to increased shipments during the second quarter of 2001. Inventory and accounts payable also increased by $0.2 million and $0.8 million, respectively, to support the shipment levels of the second quarter of 2001 and expected shipments for the second half of 2001. Other assets decreased by $1.3 million, primarily due to a federal income tax refund. An increase in various accrued liabilities provided operating cash flow of $1.3 million.

          Net cash used in investing activities was $24.8 million for the first six months of 2001 as compared to $12.0 million for the year-earlier period. The increase was mainly attributable to the acquisition made by the Industrial Group in the second quarter of 2001 for $11.5 million. Capital expenditures for the Electronics Group and the Industrial Group totaled $5.2 million and $7.7 million, respectively, for the first six months of 2001. Capital expenditures for the Electronics Group were principally comprised of manufacturing, assembly and test equipment. The Industrial Group's capital expenditures included new forging and machining equipment to increase and expand the range of production capabilities.

          Net cash provided by financing activities was $17.8 million during the first six months of 2001 as compared to $12.6 million during the year-earlier period. The Company's debt outstanding under its Credit Agreement increased $17.5 million during the first half of 2001, primarily to fund the acquisition made by the Industrial Group and capital expenditures.

          Under the terms of the Credit Agreement between the Company and its lenders, the Company had total availability for borrowings and letters of credit under its revolving credit facility of $17.5 million at July 1, 2001, which, when combined with the cash balance of $14.2 million, provides for total cash and borrowing capacity of $31.7 million. Maximum borrowings on the revolving credit facility are $100.0 million, subject to a $15.0 million limit for letters of credit. Borrowings under the Credit Agreement may be used to finance working capital requirements, eligible acquisitions as defined in the Credit Agreement and for general corporate purposes, including capital expenditures.

          The Company's principal commitments at July 1, 2001 consisted of repayments of borrowings under the Credit Agreement and obligations under operating leases for certain of its real property and equipment. The Company also had purchase commitments for manufacturing equipment totaling approximately $9.8 million at July 1, 2001.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company had no holdings of derivative financial or commodity instruments at July 1, 2001. However, on July 26, 2001, the Company entered into interest rate swap agreements with a syndicate of banks as discussed in Note 9 of the consolidated financial statements. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Excluding the borrowings included in the interest rate swap agreements, all other borrowings under the Company's Credit Agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate, or certain alternative short-term rates. An increase in interest rates of 100 basis points would result in additional interest expense of approximately $0.8 million on an annualized basis, based upon the Company's debt outstanding at July 1, 2001. Substantially all of the Company's business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on May 1, 2001 in Louisville, Kentucky. At the meeting, stockholders elected a Board of eight directors pursuant to the following votes:

                                             Votes in   Votes
     Director                                 Favor    Withheld
     --------                               ---------  --------

     Robert E. Gill.......................  9,488,565     4,180
     Jeffrey T. Gill......................  9,488,988     3,757
     R. Scott Gill........................  9,489,405     3,340
     Henry F. Frigon......................  9,488,691     4,054
     William L. Healey....................  9,489,441     3,304
     Roger W. Johnson.....................  9,488,691     4,054
     Sidney R. Petersen...................  9,489,891     2,854
     Robert Sroka.........................  9,489,441     3,304

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

   Exhibit
   Number   Description
   ------   -----------

   2.1 Asset Purchase Agreement dated April 6, 2001 by and between Tube Turns Technologies, Inc. and Dana Corporation as amended by a First Amendment dated May 4, 2001 and as amended by a Second Amendment on May 15, 2001.

(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the three months ended July 1, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SYPRIS SOLUTIONS, INC.
                                                        (Registrant)

Date:   July 30, 2001                   By:       /s/ David D. Johnson
        -------------                             --------------------
                                                  (David D. Johnson)
                                                  Vice President & Chief
                                                  Financial Officer

Date:   July 30, 2001                   By:       /s/ Anthony C. Allen
        -------------                             --------------------
                                                  (Anthony C. Allen)
                                                  Vice President, Controller &
                                                  Chief Accounting Officer