Form 10-Q
period 2001-09-30
SYPRIS SOLUTIONS INC
filed 2001-10-29
CIK 864240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---
      Exchange Act of 1934. For the quarterly period ended September 30, 2001.

                                       or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______ to _________.


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

                         ______________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ___
    -

As of October 22, 2001, the Registrant had 9,895,825 shares of Common Stock outstanding.

                                Table of Contents

Part I.    Financial Information

           Item 1.  Financial Statements

                    Consolidated Income Statements for the Three and Nine
                      Months Ended September 30, 2001 and October 1, 2000 ............    2

                    Consolidated Balance Sheets at September 30, 2001 and
                      December 31, 2000 ..............................................    3

                    Consolidated Statements of Cash Flows for the Nine Months
                      Ended September 30, 2001 and October 1, 2000 ...................    4

                    Notes to Consolidated Financial Statements .......................    5

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..............................    9

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......   13

Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K .................................   13

Signatures ...........................................................................   14

Part I. Financial Information

Item 1. Financial Statements

                             Sypris Solutions, Inc.

                         Consolidated Income Statements
                    (in thousands, except for per share data)


                                                           Three Months Ended          Nine Months Ended
                                                       -------------------------   -------------------------
                                                       September 30,  October 1,   September 30,  October 1,
                                                            2001         2000           2001         2000
                                                       -------------  ----------   -------------  ----------
                                                               (Unaudited)                 (Unaudited)
Net revenue:
   Outsourced services ..............................    $  54,246    $  41,678      $ 152,510    $ 121,761
   Products .........................................       10,982       12,209         33,905       34,941
                                                         ---------    ---------      ---------    ---------

     Total net revenue ..............................       65,228       53,887        186,415      156,702

Cost of sales:
   Outsourced services ..............................       47,106       36,563        132,588      103,466
   Products .........................................        7,059        8,234         21,686       22,039
                                                         ---------    ---------      ---------    ---------

     Total cost of sales ............................       54,165       44,797        154,274      125,505
                                                         ---------    ---------      ---------    ---------

     Gross profit ...................................       11,063        9,090         32,141       31,197

Selling, general and administrative expense .........        6,347        6,684         19,740       19,713
Research and development ............................          874          921          2,378        2,882
Amortization of intangible assets ...................          341          363          1,033        1,087
Special charges .....................................           --          415             --        2,887
                                                         ---------    ---------      ---------    ---------

     Operating income ...............................        3,501          707          8,990        4,628

Interest expense, net ...............................        1,021        1,289          3,223        3,149
Other income, net ...................................         (248)         (56)          (367)        (205)
                                                         ---------    ---------      ---------    ---------

     Income (loss) before income taxes ..............        2,728         (526)         6,134        1,684

Income tax expense (benefit) ........................          968         (616)         2,146           47
                                                         ---------    ---------      ---------    ---------

     Net income .....................................    $   1,760    $      90      $   3,988    $   1,637
                                                         =========    =========      =========    =========

Net income per common share:
     Basic ..........................................    $    0.18    $    0.01      $    0.41    $    0.17
     Diluted ........................................    $    0.18    $    0.01      $    0.40    $    0.16

Shares used in computing per common share amounts:
     Basic ..........................................        9,852        9,684          9,791        9,660
     Diluted ........................................       10,001       10,013          9,898        9,992


        The accompanying notes are an integral part of the consolidated financial statements.

                             Sypris Solutions, Inc.

                           Consolidated Balance Sheets
                      (in thousands, except for share data)


                                                                                September 30,    December 31,
                                                                                    2001             2000
                                                                                -------------    ------------
                                                                                 (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents ................................................     $  12,897        $  14,674
   Accounts receivable, net .................................................        37,167           31,896
   Inventory, net ...........................................................        60,478           51,055
   Other current assets .....................................................         9,006            7,695
                                                                                  ---------        ---------

     Total current assets ...................................................       119,548          105,320

Property, plant and equipment, net ..........................................        72,002           54,317

Intangible assets, net ......................................................        17,052           17,154

Other assets ................................................................         2,980            2,331
                                                                                  ---------        ---------

                                                                                  $ 211,582        $ 179,122
                                                                                  =========        =========

                      Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable .........................................................     $  26,542        $  25,670
   Accrued liabilities ......................................................        18,458           18,548
   Current portion of long-term debt ........................................         8,000            2,500
                                                                                  ---------        ---------

     Total current liabilities ..............................................        53,000           46,718

Long-term debt ..............................................................        80,000           62,500
Other liabilities ...........................................................        10,114            5,699
                                                                                  ---------        ---------

     Total liabilities ......................................................       143,114          114,917

Shareholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000 shares authorized; no
     shares issued ..........................................................            --               --
   Common stock, non-voting, par value $.01 per share, 10,000,000 shares
     authorized; no shares issued ...........................................            --               --
   Common stock, par value $.01 per share, 20,000,000 shares authorized;
     9,891,717 and 9,709,669 shares issued and outstanding in 2001 and
     2000, respectively .....................................................            99               97
   Additional paid-in capital ...............................................        25,405           24,401
   Retained earnings ........................................................        44,048           40,060
   Accumulated other comprehensive income (loss) ............................        (1,084)            (353)
                                                                                  ---------        ---------

     Total shareholders' equity .............................................        68,468           64,205
                                                                                  ---------        ---------

                                                                                  $ 211,582        $ 179,122
                                                                                  =========        =========


         The accompanying notes are an integral part of the consolidated financial statements.

                             Sypris Solutions, Inc.

S                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                             Nine Months Ended
                                                                                        --------------------------
                                                                                        September 30,   October 1,
                                                                                            2001          2000
                                                                                        -------------   ----------
                                                                                                  (Unaudited)
Cash flows from operating activities:
   Net income .......................................................................     $  3,988       $  1,637
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization .................................................        7,446          7,257
      Other noncash charges .........................................................          403            169
      Changes in operating assets and liabilities:
        Accounts receivable .........................................................       (5,887)        (5,968)
        Inventory ...................................................................       (3,213)       (11,178)
        Other assets ................................................................       (1,310)         1,539
        Accounts payable ............................................................        4,529          9,617
        Accrued and other liabilities ...............................................          134         (5,028)
                                                                                          --------       --------

         Net cash provided by (used in) operating activities ........................        6,090         (1,955)

Cash flows from investing activities:
   Capital expenditures .............................................................      (20,581)       (17,158)
   Purchase of the net assets of acquired entities ..................................      (11,486)            --
   Proceeds from sale of assets .....................................................        1,416          1,845
   Other ............................................................................         (727)          (175)
                                                                                          --------       --------

         Net cash used in investing activities ......................................      (31,378)       (15,488)

Cash flows from financing activities:
   Net increase in debt under revolving credit agreements ...........................       23,000         17,600
   Proceeds from issuance of common stock ...........................................          511            482
                                                                                          --------       --------

         Net cash provided by financing activities ..................................       23,511         18,082
                                                                                          --------       --------

Net (decrease) increase in cash and cash equivalents ................................       (1,777)           639

Cash and cash equivalents at beginning of period ....................................       14,674         10,406
                                                                                          --------       --------

Cash and cash equivalents at end of period ..........................................     $ 12,897       $ 11,045
                                                                                          ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             SYPRIS SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements

(1)      Organization

         Sypris Solutions, Inc. is a diversified provider of technology-based outsourced services and specialized industrial products. The Company performs a wide range of manufacturing and technical services, typically under long-term contracts with major manufacturers.

(2)      Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, "Sypris" or the "Company"), Bell Technologies, Inc. ("Bell"), Group Technologies Corporation ("GroupTech"), Metrum-Datatape, Inc. ("Metrum-Datatape"), and Tube Turns Technologies, Inc. ("Tube Turns"), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2000 as presented in the Company's annual report on Form 10-K.

(3)      Net Income per Common Share

         There were no adjustments required to be made to net income for purposes of computing basic and diluted net income per common share. A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per common share is as follows (in thousands):

                                                       Three Months Ended             Nine Months Ended
                                                  --------------------------     --------------------------
                                                  September 30,   October 1,     September 30,   October 1,
                                                      2001           2000            2001           2000
                                                  -------------   ----------     -------------   ----------
         Shares used to compute basic net
           income per common share ..............        9,852         9,684             9,791         9,660
         Dilutive effect of stock options .......          149           329               107           332
                                                  ------------    ----------     -------------   -----------

         Shares used to compute diluted net
           income per common share ..............       10,001        10,013             9,898         9,992
                                                  ============    ==========     =============   ===========

(4)      Inventory

         Inventory consists of the following (in thousands):

                                                                                           September 30,   December 31,
                                                                                                2001           2000
                                                                                           -------------   ------------
         Raw materials ................................................................        $ 15,892       $ 13,567
         Work-in-process ..............................................................          11,147          8,388
         Finished goods ...............................................................           4,213          1,632
         Costs relating to long-term contracts and programs, net of amounts
           attributed to revenue recognized to date ...................................          45,628         45,542
         Progress payments related to long-term contracts and programs ................         (11,591)       (14,011)
         LIFO reserve .................................................................          (1,120)        (1,059)
         Reserve for excess and obsolete inventory ....................................          (3,691)        (3,004)
                                                                                               --------       --------
                                                                                               $ 60,478       $ 51,055
                                                                                               ========       ========

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

(6)      Segment Data

         The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized for all periods presented. The following table presents financial information for the reportable segments of the Company for the three and nine months ended September 30, 2001 and October 1, 2000 (in thousands):

                                                              Three Months Ended             Nine Months Ended
                                                         ---------------------------    ---------------------------
                                                         September 30,   October 1,     September 30,   October 1,
                                                             2001           2000            2001           2000
                                                         ------------    -----------    -----------     -----------
         Net revenue from unaffiliated
           customers:
          Electronics Group ...........................    $  50,919      $  45,493      $ 154,480       $ 129,577
          Industrial Group ............................       14,309          8,394         31,935          27,125
                                                           ---------      ---------      ---------       ---------
                                                           $  65,228      $  53,887      $ 186,415       $ 156,702
                                                           =========      =========      =========       =========
         Gross profit:
          Electronics Group ...........................    $   9,477      $   8,133      $  28,541       $  27,194
          Industrial Group ............................        1,586            957          3,600           4,003
                                                           ---------      ---------      ---------       ---------
                                                           $  11,063      $   9,090      $  32,141       $  31,197
                                                           =========      =========      =========       =========
         Operating income:
          Electronics Group ...........................    $   3,474      $   1,146      $   9,577       $   4,670
          Industrial Group ............................          821            391          1,933           2,380)
          General, corporate and other ................         (794)          (830)        (2,520)         (2,422
                                                           ---------      ---------      ---------       ---------
                                                           $   3,501      $     707      $   8,990       $   4,628
                                                           =========      =========      =========       =========

(7)      Commitments and Contingencies

         Tube Turns is a co-defendant in two separate lawsuits filed in 1993 and 1994, one pending in federal court and one pending in state district court in Louisiana, which arose out of an explosion in a coker plant owned by Exxon Corporation located in Baton Rouge, Louisiana on August 2, 1993. The suits are being defended for Tube Turns by its insurance carrier, and the Company intends to vigorously defend its case. The Company believes that a settlement or related judgment would not result in a material loss to Tube Turns or the Company.

         More specifically, according to the complaints, Tube Turns is the alleged manufacturer of a carbon steel pipe elbow which failed, causing the explosion which destroyed the coker plant and caused unspecified damages to surrounding property owners. One of the actions was brought by Exxon and claims damages for destruction of the plant, which Exxon estimates exceed one hundred million dollars. In this action, Tube Turns is a co-defendant with the fabricator who built the pipe line in which the elbow was incorporated and with the general contractor for the plant. The second action is a class action suit filed on behalf of the residents living around the plant and claims damages in an amount as yet undetermined. Exxon is a co-defendant with Tube Turns, the contractor and the fabricator in this action. In both actions, Tube Turns maintains that the carbon steel pipe elbow at issue was appropriately marked as carbon steel and was improperly installed, without the knowledge of Tube Turns, by the fabricator and general contractor in a location of the system that required a chromium steel elbow.

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

(8)      Acquisition

         On May 31, 2001, the Company acquired certain assets and liabilities of the Marion Forge plant from Dana Corporation. The business produces fully machined, heavy-duty truck axle shafts and other drive components for integration into subassemblies and is included with Tube Turns in the Industrial Group. The transaction was accounted for as a purchase, in which the purchase price of $11,500,000 was allocated based on the fair values of the assets and liabilities acquired, with the excess amount preliminarily allocated to goodwill, which totaled $238,000. The initial allocation may be adjusted in future quarters as valuations of certain accounts, including inventory and accrued liabilities, are finalized. The results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date. The acquisition was financed by the Company's Credit Agreement.

(9)      Derivative Financial Instruments

         In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and issued its amendments, Statements No. 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value must be recognized currently in earnings.

         On July 26, 2001, the Company entered into interest rate swap agreements with three banks that effectively convert a portion of its floating rate debt to a fixed rate basis for a period of two years, thus reducing the impact of interest rate changes on future interest expense. The swap agreements have a combined notional amount of $30,000,000 whereby the Company pays a fixed rate of interest of 4.52% and receives a variable 30-day LIBOR rate. The aggregate fair market value of all interest rate swap agreements was approximately $730,000 on September 30, 2001 and was included in other liabilities on the consolidated balance sheet with an offset to other comprehensive income.

(10)     Adoption of Recently Issued Accounting Standard

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets at adoption on January 1, 2002. The Company currently does not expect any loss as a result of the impairment tests. The Company will be required to test the value of its goodwill at least annually. These tests will involve estimates related to the fair market value of the business with which the goodwill is associated. The Company anticipates that substantially all amortization of intangible assets as a charge to earnings will be eliminated beginning January 1, 2002.

(11)     Subsequent Event

         On October 23, 2001, the Company's board of directors approved a stockholder rights plan. Under the plan, each stockholder of record as of November 7, 2001 will automatically receive a distribution of one right for each outstanding share of common stock held. Each right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $63.00. The rights will trade along with, and not separately from, the shares of common stock unless they become exercisable. If any person or group acquires or makes a tender offer for 15% or more of the common stock of the Company (except in transactions approved by the Company's board of directors in advance) the rights become exercisable, and they will separate, become tradable, and entitle stockholders, other than such person or group, to acquire, at the exercise price, preferred stock with a market value equal to twice the exercise price. If the Company is acquired in a merger or other business combination with such person or group, or if 50% of its earning power or assets are sold to such person or group, each right will entitle its holder, other than such person or group, to acquire, at the exercise price, shares of the acquiring company's common stock with a market value of twice the exercise price. The rights will expire on October 23, 2011, unless redeemed or exchanged earlier by the Company, and will be represented by existing common stock certificates until they become exercisable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The following table sets forth certain financial data, expressed as a percentage of net revenue, from the Company's Consolidated Income Statements for the three and nine months ended September 30, 2001 and October 1, 2000.

                                                     Three Months Ended           Nine Months Ended
                                                 --------------------------  ---------------------------
                                                 September 30,   October 1,   September 30,   October 1,
                                                     2001           2000          2001           2000
                                                 -----------    -----------  -----------     -----------
Net revenue ..................................     100.0%          100.0%      100.0%           100.0%
Cost of sales ................................      83.0            83.1        82.8             80.1
                                                   -----           -----       -----            -----

Gross profit .................................      17.0            16.9        17.2             19.9

Selling, general and administrative expense ..       9.7            12.4        10.6             12.6
Research and development .....................       1.4             1.7         1.3              1.8
Amortization of intangible assets ............       0.5             0.7         0.5              0.7
Special charges ..............................        --             0.8          --              1.8
                                                   -----           -----       -----            -----

Operating income .............................       5.4%            1.3%        4.8%             3.0%
                                                   =====           =====       =====            =====

Net income ...................................       2.7%            0.2%        2.1%             1.0%
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

         Net revenue totaled $65.2 million for the third quarter of 2001, an increase of $11.3 million, or 21.0%, from $53.9 million for the third quarter of 2000. Net revenue for the first nine months of 2001 was $186.4 million, an increase of $29.7 million, or 19.0%, from $156.7 million for the first nine months of 2000. Sequential quarterly net revenue increased $2.1 million from $63.1 million in the second quarter of 2001. Outsourced services revenue and product revenue contributed $2.0 million and $0.1 million, respectively, to the sequential increase. Backlog for the Electronics Group and the Industrial Group at September 30, 2001 was $105.6 million and $29.6 million, respectively.

         The Electronics Group's net revenue for the third quarter of 2001 was $50.9 million, an increase of $5.4 million, or 11.9%, from $45.5 million for the third quarter of 2000. Net revenue for the Electronics Group for the first nine months of 2001 was $154.5 million, an increase of $24.9 million, or 19.2%, from $129.6 million for the first nine months of 2000. The Electronics Group's increase in net revenue was primarily from contracts with defense and aerospace customers for manufacturing services, which generated an increase of $5.5 million and $25.4 million for the third quarter and first nine months of 2001, respectively, over the prior year periods. Other outsourced services accounted for an increase in net revenue of $0.9 million and $0.8 million during the third quarter and first nine months of 2001, respectively. Product sales accounted for a decrease in net revenue of $1.0 million and $1.3 million during the third quarter and first nine months of 2001, respectively. This decrease was primarily due to reduced sales quantities for data storage products.

         The Industrial Group's net revenue for the third quarter of 2001 was $14.3 million, an increase of $5.9 million, or 70.5%, from $8.4 million for the third quarter of 2000. Net revenue for the Industrial Group for the first nine months of 2001 was $31.9 million, an increase of $4.8 million, or 17.7%, from

$27.1 million for the first nine months of 2000. During the second quarter of 2001, the Industrial Group acquired a business which produces fully machined, heavy-duty truck axle shafts and other drive components. This acquisition generated outsourced services revenue of $7.8 million and $10.6 million during the third quarter and first nine months of 2001, respectively. Excluding the acquisition, the Industrial Group's net revenue declined $1.9 million and $5.8 million for the third quarter and first nine months of 2001, respectively, from the prior year periods. The decrease in net revenue for the respective periods was primarily due to a decline in outsourced services provided to customers in the heavy-duty truck market. Unfavorable market conditions that arose during the second half of 2000 for heavy-duty truck production resulted in an overall market decrease of approximately 40%. This reduced the volume of axles supplied to the heavy-duty truck market and accounted for a decrease in net revenue of $1.2 million and $5.8 million for the third quarter and first nine months of 2001, respectively. The Company expects demand in the heavy-duty truck market to remain weak during the fourth quarter of 2001, however, further significant declines in demand are not anticipated. The capital program to expand the Industrial Group's forging capacity and add new machining capabilities continued during 2001 with expenditures totaling $6.3 million and $13.9 million for the third quarter and first nine months, respectively. Capital expenditures for the Industrial Group for the fourth quarter of 2001 are projected to approximate $7.5 million. The Industrial Group began producing parts for customer qualification in the second quarter of 2001 using certain new machining equipment, with actual production and shipments expected to begin in the fourth quarter of 2001.

         Gross profit totaled $11.1 million for the third quarter of 2001, an increase of $2.0 million, or 21.7%, from $9.1 million for the third quarter of 2000. Gross profit for the first nine months of 2001 was $32.1 million, an increase of $0.9 million, or 3.0%, from $31.2 million for the first nine months of 2000. The factors impacting gross profit are discussed immediately below for each segment.

         The Electronics Group's gross profit for the third quarter of 2001 was $9.5 million, an increase of $1.4 million, or 16.5%, from $8.1 million for the third quarter of 2000. Gross profit for the Electronics Group for the first nine months of 2001 was $28.5 million, an increase of $1.3 million, or 5.0%, from $27.2 million for the first nine months of 2000. The increase in manufacturing services revenue generated an increase in gross profit of $1.2 million and $2.8 million for the third quarter and nine month periods, respectively. Gross profit from other outsourced services increased by $0.2 million and decreased $0.6 million for the third quarter and nine month periods, respectively. For the third quarter comparable periods, gross margin increased to 14.3% from 13.0%, primarily due to increased production and improvement in the availability of electronic components. Although gross margin in the third quarter of 2001 improved, gross margin for the comparable nine month periods declined to 14.1% from 15.5%. This decline more fully reflects the impact of manufacturing inefficiencies related to electronic component shortages that began in the third quarter of 2000. The electronic component shortages, combined with costs associated with the ramp-up in production volume and unfavorable labor variances on certain programs led to a decrease in gross margin from 16.9% in the first half of 2000 to 12.7% in the second half of 2000. Gross profit from product sales for the third quarter of 2001 was consistent with the amount reported in the prior year period. Gross profit from product sales decreased $0.9 million for the first nine months, primarily due to reduced demand for certain product offerings.

         The Industrial Group's gross profit for the third quarter of 2001 was $1.6 million, an increase of $0.6 million, or 65.7%, from $1.0 million for the third quarter of 2000. Gross profit for the Industrial Group for the first nine months of 2001 was $3.6 million, a decrease of $0.4 million or 10.1% from $4.0 million for the first nine months of 2000. Excluding the acquisition made in the second quarter of 2001, the Industrial Group's gross profit declined $0.1 million and $1.3 million for the third quarter and first nine months of 2001, respectively, from the prior year periods. The decrease in gross profit was primarily due to the downturn of the heavy-duty truck market. The reduction in demand and corresponding impact on shipments occurred as the organizational infrastructure to support future growth plans was being developed. The increased cost structure associated with the additional people and systems required to meet future contractual requirements and the underabsorption of overhead due to the volume decline resulted in gross margin levels which were lower than the comparable prior year periods.

         Selling, general and administrative expense for the third quarter of 2001 was $6.3 million, or 9.7% of net revenue, as compared to $6.7 million, or 12.4% of net revenue for the third quarter of 2000. The decrease in selling, general and administrative costs for the quarter was generally related to cost efficiencies realized in the Electronics Group. Selling, general and administrative expense for the first nine months of 2001 was $19.7 million, which was consistent with the amount reported in the prior year period. Selling, general and administrative expense as a percentage of net revenue was 10.6% and 12.6% for the first nine months of 2001 and 2000, respectively. The Company began investing in the organizational infrastructure to support its business opportunities in 2000, and although net revenue for the first nine months increased 19.0% from the prior year, selling, general and administrative spending was unchanged.

         Research and development expense for the third quarter of 2001 was $0.9 million, which was consistent with the amount reported for the third quarter of 2000. Research and development expense for the first nine months of 2001 was $2.4 million, or 1.3% of net revenue, as compared to $2.9 million, or 1.8% of net revenue for the first nine months of 2000. The decrease in research and development expense was attributable to the Electronics Group, and relates to the quantity and timing of new product releases for the data acquisition, storage and analysis product lines and the utilization of strategic alliances with suppliers for product development.

         Amortization of intangible assets for the third quarter of 2001 was $0.3 million, a decrease of $0.1 million, or 6.1% compared to $0.4 million for the third quarter of 2000. Amortization of intangible assets for the first nine months of 2001 was $1.0 million, a decrease of $0.1 million, or 5.0% compared to $1.1 million for the first nine months of 2000.

         Special charges of $0.4 million and $2.9 million were recognized during the third quarter and the first nine months of 2000 for activities related to the consolidation of certain operations within the Electronics Group. During 2000, management identified potential cost savings that could be realized through the elimination of redundant manufacturing operations and staffing of functional areas between two related facilities. The special charges incurred for these activities include workforce reductions, facilities rearrangement and relocation expenses, and employment costs related to the transfer of production. The consolidation activities were completed in 2000.

         Interest expense for the third quarter of 2001 was $1.0 million, a decrease of $0.3 million, or 20.8%, from $1.3 million for the comparable period of 2000. Interest expense for the first nine months of 2001 was $3.2 million, an increase of $0.1 million, or 2.3%, from $3.1 million for the comparable period of 2000. Interest expense attributable to increased borrowings during 2001 was offset by a reduction in interest rates and the capitalization of interest incurred on the Industrial Group's capital expenditure program. The Company's weighted average debt outstanding increased to approximately $72.1 million in the first nine months of 2001 from approximately $54.9 million in the first nine months of 2000. This increase included the effect of the $11.5 million purchase price for the acquisition made by the Industrial Group in the second quarter of 2001 and capital expenditures during 2000 and 2001 to support the Company's new business opportunities. The weighted average interest rate for the third quarter of 2001 was approximately 6.1% as compared to approximately 8.4% for the prior year period. The weighted average interest rate for the first nine months of 2001 was approximately 7.5% as compared to approximately 7.9% for the prior year period. Capitalized interest for the third quarter and first nine months of 2001 was $0.3 million and $1.0 million, respectively.

         Income tax expense for the third quarter and first nine months of 2001 was $1.0 million and $2.1 million, respectively. The effective tax rate for the first nine months of 2001 was 35.0% as compared to 2.8% in 2000. The provision for income taxes in 2000 reflected research and development credits attributable to prior years and a reduction in the Company's valuation allowance for deferred tax assets.

Liquidity, Capital Resources and Financial Condition

         Net cash provided by operating activities was $6.1 million for the first nine months of 2001, as compared to net cash used in operating activities of $2.0 million for the year-earlier period. Accounts receivable increased by $5.9 million, primarily due to increased revenue and the acquisition made by the Industrial Group in the second quarter of 2001. Inventory and accounts payable increased by $3.2 million and $4.5 million, respectively, primarily to support expected shipments for the fourth quarter of 2001.

         Net cash used in investing activities was $31.4 million for the first nine months of 2001 as compared to $15.5 million for the year-earlier period. The increase was mainly attributable to the acquisition made by the Industrial Group in the second quarter of 2001 for $11.5 million. Capital expenditures for the Electronics Group and the Industrial Group totaled $6.6 million and $13.9 million, respectively, for the first nine months of 2001. Capital expenditures for the Electronics Group were principally comprised of manufacturing, assembly and test equipment. The Industrial Group's capital expenditures included new forging and machining equipment to increase and expand the range of production capabilities.

         Net cash provided by financing activities was $23.5 million during the first nine months of 2001 as compared to $18.1 million during the year-earlier period. The Company's debt outstanding under its Credit Agreement increased $23.0 million during the first nine months of 2001, primarily to fund the acquisition made by the Industrial Group and capital expenditures.

         Under the terms of the Credit Agreement between the Company and its lenders, the Company had total availability for borrowings and letters of credit under its revolving credit facility of $12.0 million at September 30, 2001, which, when combined with the cash balance of $12.9 million, provides for total cash and borrowing capacity of $24.9 million. Maximum borrowings on the revolving credit facility are $100.0 million, subject to a $15.0 million limit for letters of credit. Borrowings under the Credit Agreement may be used to finance working capital requirements, eligible acquisitions as defined in the Credit Agreement and for general corporate purposes, including capital expenditures.

         The Company's principal commitments at September 30, 2001 consisted of repayments of borrowings under the Credit Agreement and obligations under operating leases for certain of its real property and equipment. The Company also had purchase commitments for manufacturing equipment totaling approximately $4.9 million at September 30, 2001.

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

Forward-looking Statements

         This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similar forward looking statements are made periodically in reports to the Securities and Exchange Commission, press releases, reports and documents and in written and oral presentations to investors, shareholders, analysts and others, regarding future results or expected developments. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from those suggested in this report, including, among others: the Company's dependence on its current management; the risks and uncertainties present in the Company's business; business conditions and growth in the general economy and the electronics and industrial markets served by the Company; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with the Company's manufacturing facilities; as well as other factors described elsewhere in this report and in the Company's other filings with the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         On July 26, 2001, the Company entered into interest rate swap agreements with a syndicate of banks that effectively convert a portion of its variable rate debt to a fixed rate basis for the next two years. The Company entered into interest rate swap agreements as a means to reduce the impact of interest rate changes on future interest expense. Approximately 34% ($30 million) of the Company's outstanding debt was covered by interest rate swap agreements at September 30, 2001. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Excluding the borrowings included in the interest rate swap agreements, all other borrowings under the Company's Credit Agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate, or certain alternative short-term rates. An increase in interest rates of 100 basis points would result in additional interest expense of approximately $0.6 million on an annualized basis, based upon the Company's debt outstanding at September 30, 2001. Substantially all of the Company's business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

None

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SYPRIS SOLUTIONS, INC.
                                                    (Registrant)


Date: October 29, 2001                By: /s/ David D. Johnson
      ---------------------               --------------------------------------
                                             (David D. Johnson)
                                          Vice President & Chief Financial
                                          Officer

Date: October 29, 2001                By: /s/ Anthony C. Allen
      ---------------------               --------------------------------------
                                             (Anthony C. Allen)
                                          Vice President, Controller & Chief
                                          Accounting Officer