Form 10-K405
period 2001-12-31
SYPRIS SOLUTIONS INC
filed 2002-01-31
CIK 864240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
 x   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934. For the fiscal year ended December 31, 2001.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock held by non-affiliates on January 28, 2002 (based upon the average of the high and low prices of the registrant's common stock reported for such date on the Nasdaq National Market), was $21,783,828. As of January 28, 2002, the registrant had 9,904,375 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held May 7, 2002 are incorporated by reference into Part III to the extent described therein.

                                Table of Contents


                                                                                                            Page
Part I

     Item 1.      Business .. ..............................................................................  1

     Item 2.      Properties ............................................................................... 10

     Item 3.      Legal Proceedings ........................................................................ 11

     Item 4.      Submission of Matters to a Vote of Security Holders ...................................... 12

Part II

     Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters ................ 13

     Item 6.      Selected Financial Data .................................................................. 14

     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations .... 15

     Item 7A.     Quantitative and Qualitative Disclosures about Market Risk ............................... 21

     Item 8.      Financial Statements and Supplementary Data .............................................. 22

     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..... 44

Part III

     Item 10.     Directors and Executive Officers of the Registrant ....................................... 44

     Item 11.     Executive Compensation ................................................................... 44

     Item 12.     Security Ownership of Certain Beneficial Owners and Management ........................... 44

     Item 13.     Certain Relationships and Related Transactions ........................................... 44

Part IV

     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......................... 45

Signature Page ............................................................................................. 48

Schedule II - Valuation and Qualifying Accounts ............................................................ 49


                                     PART I

Item 1.    Business

General

     Sypris Solutions is a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design, testing and other technical services, typically under multi-year, sole-source contracts with major companies and government agencies in the markets for aerospace & defense electronics, truck components & assemblies, and for users of test & measurement equipment. Outsourced services accounted for approximately 82% of our revenue during the year ended December 31, 2001 and we expect this percentage to increase in the future.

     We focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We dedicate our resources to support the needs of industry leaders who embrace multi-year contractual relationships as a strategic component of their supply chain management. The quality of these contracts, many of which are sole-source by part number and are for terms of up to seven years, enable us to invest in leading-edge technologies to help our customers remain competitive. The productivity, flexibility and economies of scale that result become an important means for differentiating ourselves from the competition when it comes to cost, quality, reliability and customer service.

     Aerospace & Defense Electronics. We are an established supplier of manufacturing services for the production of complex circuit cards, high-level assemblies and subsystems. We have long-term relationships with many of the leading aerospace & defense contractors, including Boeing Company, Honeywell International, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation and Raytheon Company. We manufacture these complex electronic assemblies under multi-year contracts for the missile guidance systems of the AMRAAM, BAT, Brimstone and HARM missile programs, and for the main color display systems for the cockpit of the AH-64 Apache Longbow attack helicopter. We also have a long-term relationship with the National Security Agency to design and build secure communications equipment and write encryption software.

     Truck Components & Assemblies. We are the principal supplier of manufacturing services for the forging and machining of medium and heavy-duty truck axles in North America. We produce these axles under multi-year, sole-source contracts with ArvinMeritor, Inc. and Dana Corporation, the two primary providers of drive train assemblies for use by the leading truck manufacturers in the world, including Freightliner LLC, Mack Trucks, Inc., Navistar International Corporation, PACCAR, Inc., and Volvo Truck Corporation.

     Test & Measurement Services. We provide technical services for the calibration, certification and repair of test & measurement equipment in the U.S. We have a multi-year, sole-source contract with the Federal Aviation Administration to calibrate and certify the equipment that is used to maintain the radar systems and directional beacons at over 400 airports in the U.S., the Caribbean and the South Pacific. We have a multi-year, sole-source contract with the National Weather Service to calibrate the equipment that is used to maintain the NEXRAD Doppler radar systems at each of its 132 advanced warning weather service radar stations in 45 states, the Caribbean and Guam. We also have a multi-year contract with AT&T Corporation to provide calibration and certification services at over 600 of its central and field switching locations.

     We report net revenue and cost of sales in two segments, the Electronics Group and the Industrial Group. Revenue from our Electronics Group is derived primarily from the sale of electronics manufacturing and technical services to customers in the aerospace & defense electronics market, as well as from customers who require test & measurement services. Our Electronics Group also derives a portion of its revenue from the sale of products, systems and components. Revenue from our Industrial Group is derived primarily from the sale of industrial manufacturing services to customers in the truck components & assemblies market. Our Industrial Group also derives a portion of its revenue from the sale of products to customers primarily for use in the oil & gas market.

Industry Overview

     We believe the trend toward outsourcing is accelerating across a wide range of industries and markets as outsourcing specialists assume a strategic role in the supply chain of companies of all types and sizes. According to The Outsourcing Institute, a professional association, and Dun & Bradstreet, expenditures on outsourcing in the U.S. increased 23% per year from less than $150 billion in 1996 to over $340 billion in 2000. We expect the growth in outsourcing expenditures to continue increasing at a rate far higher than the expansion in the overall economy.

     We believe the trend toward outsourcing is increasing because outsourcing frequently represents a more efficient, lower cost means for manufacturing a product or delivering a service when compared to more vertically integrated alternatives. The rate of acceptance of the outsourcing model, however, varies widely among industries and markets, and even among companies within the same industry or market. Industry leaders in each of our core markets are increasingly embracing the use of outsourcing specialists as a strategic means to reduce excess capacity, lower costs, improve quality and increase balance sheet productivity. While the facts and circumstances vary by industry, we believe the following benefits of outsourcing are driving this trend.

     Reduced Total Operating Costs and Invested Capital. Outsourcing specialists are able to produce products and/or deliver services at a reduced total cost relative to that of their customers because of the ability to allocate the expense for a given set of fixed capacity, including assets, people and support systems, across multiple customers with diversified needs. In turn, the outsourcing specialists can achieve higher utilization of their resources and achieve greater productivity, flexibility and economies of scale.

     Access to Advanced Manufacturing Capabilities and Processes and Increased Productivity. The ability to use a fixed set of production assets for a number of customers enables outsourcing specialists to invest in the latest technology as a means to further improve productivity, quality and cycle times. The magnitude of these investments can be prohibitive absent the volume and reliability of future orders associated with having a broad array of customers for the use of those assets.

     Focus on Core Competencies. Companies are under intense competitive pressure to constantly rationalize their operations, invest in and strengthen areas in which they can add the greatest value to their customers and divest or outsource areas in which they add lesser value. By utilizing the services of outsourcing specialists, these companies can react more quickly to changing market conditions and allocate valuable capital and other resources to core activities, such as research and development, sales and marketing or product integration.

     Improved Supply Chain Management. We believe that the trend in outsourcing favors specialists who have the financial, managerial and capital resources to assume an increasingly greater role in the management of the supply chain for the customer. By utilizing fewer more capable suppliers, companies are able to greatly simplify the infrastructure required to manage these suppliers, thereby reducing their costs and improving margins.

Our Markets

     Aerospace & Defense Electronics. According to Electronic Trend Publications and New Venture Research, the total aerospace & defense electronics market in North America is expected to grow from $33.6 billion in 2001 to $43.9 billion in 2005. In addition, these sources estimate that within the aerospace & defense electronics market, the trend toward outsourcing will increase at a rate that is higher than the underlying growth of the market. Accordingly, they estimate that the outsourcing of services will grow from $1.4 billion in 2000 to $7.9 billion in 2005, representing a compound annual growth rate of approximately 40%.

     The nature of providing outsourced manufacturing services to the aerospace & defense electronics industry differs substantially from the traditional commercial outsourced manufacturing services industry. The cost of failure can be extremely high, the manufacturing requirements are typically complex and products are produced in relatively small quantities. Companies that provide these manufacturing services are required to maintain and adhere to a number of strict certifications, security clearances and traceability standards that are often quite comprehensive.

     The consolidation of defense contractors over the past decade has added to the increased demand for outsourcing specialists. The consolidated companies, some of which have developed highly leveraged balance sheets as a result of mergers and acquisitions, have been motivated to seek new ways to raise margins, increase profitability and enhance cash flow. Accordingly, outsourcing specialists, such as Sypris, have been successful in building new relationships with companies that previously relied more on internal resources. We believe this trend will continue and that our extensive experience, clearances, certifications and qualifications in the manufacturing of aerospace & defense electronics will serve to differentiate us from many of the more traditional outsource suppliers.

     As part of President George W. Bush's plan to strengthen the national defense, the Bush Administration passed a $343 billion fiscal 2002 defense budget which represented a 10% increase over the fiscal 2001 defense budget submitted by the previous administration. Additionally, the Bush Administration is expected to propose a fiscal 2003 defense budget of approximately $391 billion, reflecting a 14.0% increase over the fiscal 2002 budget. We believe that we are well positioned to take advantage of the additional outsourcing activity that may come from the prime contractors that are awarded contracts related to these increased defense appropriations and expenditures.

     Truck Components & Assemblies. The truck components & assemblies market consists of the original equipment manufacturers, or OEMs, such as DaimlerChrysler Corporation, Ford Motor Company, Freightliner, General Motors Corporation, Mack, Navistar, PACCAR and Volvo, and a deep and extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. Tier I companies represent the primary suppliers to the OEMs and include firms such as ArvinMeritor, Dana, Delphi Automotive Systems Corporation, Eaton Corporation, TRW Inc. and Visteon Corporation, among others. Many of the Tier I companies are confronted with excess capacity, high hourly wage rates, rich benefit packages and aging capital equipment. Below this group of companies reside numerous suppliers who either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components & assemblies market, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels.

     In an attempt to gain a competitive advantage, many OEMs have been reducing the number of suppliers they utilize. These manufacturers are choosing stronger relationships with fewer suppliers who are capable of investing to support their operations. In response to this trend, many suppliers have combined with others to gain the critical mass required to support these needs. As a result, the number of Tier I suppliers is being reduced, but in many cases the aggregate production capacity of these companies has yet to be addressed. We believe as Tier I suppliers seek to eliminate excess capacity, they will increasingly choose outsourcing as a means to enhance their financial performance and as a result, companies such as Sypris will be presented with new business and acquisition opportunities.

     Test & Measurement Services. The widespread adoption of the International Organization for Standardization (ISO) and Quality Standards (QS), among others, has been underway for many years. A critical component of basic manufacturing discipline and these quality programs is the periodic calibration and certification of the test & measurement equipment that is used to measure process performance. The investment in this equipment and the skills required to support the calibration and certification process has historically been performed offsite by the manufacturers of the equipment, or onsite by internal operations, even though the productive use of the assets and people is difficult to justify since equipment is often certified on an annual, or in some cases, biannual basis.

     We believe that test & measurement services will be increasingly outsourced to independent specialists who can use the manpower and equipment across a diversified base of customers, reduce investment requirements and improve profitability on a national scale.

Our Business Strategy

     Our objective is to increase our leadership position in each of our core markets. We intend to serve our customers and achieve this objective by continuing to:

     Concentrate on our Core Markets. We will continue to focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We have been an established supplier of manufacturing and technical services to major aerospace & defense companies and agencies of the U.S. Government for over 35 years. We are the principal supplier of medium and heavy-duty truck axles in North America, and we are the sole provider of calibration, certification and repair services for equipment used by the Federal Aviation Administration to maintain the radar systems and directional beacons at each of the airports it serves in the U.S., the Caribbean and the South Pacific.

     Dedicate our Resources to Support Strategic Partnerships. We will continue to dedicate our resources to support the needs of industry leaders who embrace multi-year contractual relationships as a strategic component of their supply chain management and have the potential for long-term growth. We prefer contracts that are sole-source by part number so we can work closely with the customer to the mutual benefit of both parties. In recent years, we have entered into multi-year manufacturing services agreements with Boeing, Honeywell and Raytheon. We have also announced the award of sole-source supply agreements with ArvinMeritor and Dana that run through 2004 and 2008, respectively. We believe additional growth opportunities exist with these and other customers.

     Invest to Increase the Competitiveness of our Partners. We will continue to invest in advanced manufacturing and process technologies to reduce the cost of the services we provide for our customers on an ongoing basis. During 1999, we launched a $35 million capital investment program to expand and automate the services we provide to our customers in the truck components & assemblies market. The automation substantially increased our output per man hour and enabled us to offer our customers reduced pricing that helped them to remain competitive on a global scale. Our ability to leverage this capability across a number of customers in the future will further improve our capacity utilization, absorption of overhead and reduce our manufacturing costs.

     Grow Through the Addition of New Value-Added Services. We will continue to grow through the addition of new value-added capabilities that enable us to provide a more complete solution by improving quality and reducing product cost, inventory levels and cycle times for our customers. We have recently added new, state-of-the-art machining capabilities to the range of services we have to offer our customers in the truck components & assemblies market. The integration of these new activities with our existing operations will enable us to reduce labor and shipping costs and minimize cycle times for our customers. ArvinMeritor has entered into contracts for these new services, which we believe may provide us with significant additional opportunities for growth in the future.

     Target Strategic Acquisitions to Solidify our Market Leadership. We will continue to pursue strategic acquisitions that consolidate our position of leadership in our core markets, create or strengthen our relationships with leading companies and expand our range of value-added services. Since 1985, we have completed the purchase of 18 operations from companies such as Allegheny International, Inc., Alliant Techsystems, Inc., Dana, Honeywell, Lucent Technologies, Inc., Philips Electronics North America Corporation and Sumitomo Corporation. We believe that there will be an increasing number of opportunities to solidify our positions of market leadership through the purchase of operating assets from our customers and others in our core markets in the future.

     We believe that the number and duration of our strategic relationships enable us to invest in our business with greater certainty and with less risk than others who do not benefit from the type of longer term contractual commitments we receive from many of our major customers. The investments we make in support of these contracts provide us with the productivity, flexibility, technological edge and economies of scale that we believe will help to differentiate us from the competition in the future when it comes to cost, quality, reliability and customer service.

Our Services and Products

     We are a diversified provider of outsourced services and specialty products. Our services consist of manufacturing, technical and other services and products that are delivered as part of our customers' overall supply chain management. The information below is representative of the types of products we manufacture, services we provide and the customers and industries for which we provide such products or services.

         Aerospace & Defense Electronics:

         Boeing.......................... Complex circuit cards for the Brimstone missile guidance systems.

         Honeywell....................... Complex circuit cards for cockpit avionics systems of the Apache attack helicopter.

         Lockheed Martin................. Space electronics for the space shuttle and the international space station.

         National Security Agency........ Secure communications equipment, recording systems and encryption software.

         Northrop Grumman................ Complex circuit cards for the BAT (brilliant anti-tank) missile guidance systems.

         Raytheon........................ Complex circuit cards and high level assemblies for use in satellite communications systems, the AMRAAM (advanced, medium-range, air-to-air missile)
                                          and HARM (high-speed, anti-radiation missile) missile guidance systems, and secure tactical communication systems.


         Truck Components & Assemblies:

         ArvinMeritor.................... Axle shafts for medium and heavy-duty trucks.

         Dana............................ Axle shafts, pinions and ring gears for medium and heavy-duty trucks.


         Test & Measurement Services:

         AT&T............................ Calibration and certification services at over 600 central and field switching stations.

         Federal Aviation Administration. Calibration and certification services at over 400 airports.

         National Weather Service........ Calibration and certification services for all 132 early warning weather radar stations.


         Products:

         Bombardier Inc. ................ Electrical current sensors for traction motors on airport shuttles, Amtrak and the New York City subway.

         Snap-on Incorporated............ Magnetic probes to test engine diagnostics at Sears and AutoZone.

Manufacturing Services

     Our manufacturing services typically involve the fabrication or assembly of a product or subassembly according to specifications provided by our customers. We purchase raw materials or components from both independent suppliers and from our customers in connection with performing our manufacturing services.

     Our manufacturing capabilities are enhanced by advanced quality and manufacturing techniques, lean manufacturing, just-in-time procurement and continuous flow manufacturing, statistical process control, total quality management, stringent and real-time engineering change control routines and total cycle time reduction techniques.

     Electronics Manufacturing Services. We provide our customers with a broad variety of solutions, from low-volume prototype assembly to high-volume turnkey manufacturing. We employ a multi-disciplined engineering team that provides comprehensive manufacturing and design support to customers. The manufacturing solutions we offer include design conversion and enhancement, materials procurement, system assembly, testing and final system configuration.

     Our manufacturing services contracts for the aerospace & defense electronics market are generally sole-source by part number. Where we are the sole-source provider by part number, we are the exclusive provider to our customer of certain products for the duration of the manufacturing contract.

     Industrial Manufacturing Services. We provide our customers with a wide range of capabilities, including automated forging, extruding, machining, induction hardening, heat-treating and testing services to meet the exacting requirements of our customers. We also design and fabricate production tooling, manufacture prototype products and provide other value-added services for our customers.

     Our manufacturing services contracts for the truck components & assemblies markets are generally sole-source by part number. Part numbers may be specified for inclusion in a single model or a range of models. Where we are the sole-source provider by part number, we are the exclusive provider to our customer of the specific parts and for any replacements for these parts that may result from a design or model change for the duration of the manufacturing contract.

Technical Services

     Test & Measurement Services. We calibrate, repair and certify the test & measurement equipment that is used to maintain wireless communication equipment, control tower radar and direction beacons, NEXRAD Doppler advanced warning weather service radar systems, digital oscilloscopes, microwave equipment and fiber optic measuring equipment, among others. The applications cover the maintenance of cellular communications systems, air traffic control systems, broadband telecommunication systems and quality certification programs in manufacturing operations.

     Component Testing Services. We perform a wide-range of testing services on a contract basis, including radio frequency, microwave and mixed signal component testing, environmental testing, dynamics testing and failure analysis, among others. These services are typically performed for components that will be incorporated into final assemblies that require a high level of reliability, such as aerospace and satellite systems.

     Engineering Services. We utilize our advanced engineering service capabilities to provide our customers with complete systems solutions that exceed the scope of most manufacturing service companies. We believe that our ability to provide these services, including software development, design services, prototype development, product re-engineering, feature enhancement, product ruggedization, cost reduction, product miniaturization, and electro-magnetic interference and shielding, is instrumental in moving new products to market quickly and consistently. Our engineers perform work on a contract basis for a number of customers, including those requiring a high level of security clearance.

Products

     In addition to our outsourced services, we provide some of our customers with specialized products for end-to-end solutions. With the growth of our services business, our product business has increasingly become a smaller portion of our overall net revenue. We expect this trend to continue in the future.

     Data Systems. We design and manufacture digital and analog recorders, multiplexers, storage systems and touch screen control software to collect data from intelligence networks, performance data from missile tests, biological data from space flights, sonar data from submarines and flight test data from aircraft.

     Encryption Devices. We design and manufacture trunk encryption devices that provide military and intelligence agencies with the ability to transmit voice and data over normal transmission lines with high levels of security.

     Magnetics. We design and manufacture current sensors, Hall-effect generators, auto probes and gaussmeters for current measurement applications in homes, locomotives, mass transit systems, elevators, automotive diagnostic systems and laboratory diagnostic systems.

     Specialty. We design and manufacture high-pressure closures, transition joints and insulated joints for use in pipeline and chemical systems.

Our Customers

     Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offering. Our five largest customers in 2001, which accounted for 46% of net revenue, were ArvinMeritor, Dana, Honeywell, Lockheed Martin and Raytheon. Our five largest customers in 2000, which accounted for 39% of net revenue, were ArvinMeritor, Honeywell, Lockheed Martin, Northrop Grumman and Raytheon. Our five largest customers in 1999, which accounted for 29% of net revenue, were ArvinMeritor, Honeywell, IBM, Lockheed Martin and Raytheon.

     For the year ended December 31, 2001, Raytheon represented approximately 21% of our net revenue, the U.S. Government and Government Agencies, including the National Security Agency, collectively represented approximately 16% of our net revenue and Honeywell represented approximately 11% of our net revenue. Dana represented approximately 6% of our net revenue in 2001, although this only reflects our period of ownership of the Marion operation from the acquisition date on May 31, 2001.

Sales and Business Development

     Our principal sources of new business originate from the expansion of existing relationships, referrals and direct sales through senior management, direct sales personnel, domestic and international sales representatives, distributors and market specialists. We supplement these selling efforts with a variety of sales literature, advertising in numerous trade media and participation in trade shows. We also utilize engineering specialists extensively to facilitate the sales process by working with potential customers to reduce the cost of the service they need. Our specialists achieve this objective by working with the customer to improve their product's design for ease of manufacturing, reducing the amount of set up time or material that may be required to produce the product, or by developing software that can automate the test and/or certification process. The award of contracts or programs can be a lengthy process, which in some circumstances can extend well beyond 12 months.

     Our objective is to increase the value of the services we provide to the customer on an annual basis beyond the contractual terms that may be contained in a supply agreement. To achieve this objective, we commit to the customer that we will continuously look for ways to reduce the cost, improve the quality, reduce the cycle time and improve the life span of the products and/or services we supply the customer. Our ability to deliver on this commitment over time is expected to have a significant impact on customer satisfaction, loyalty and follow-on business.

Backlog

     Our order backlog at December 31, 2001 was $162.3 million as compared to order backlog at December 31, 2000 of $160.8 million. Backlog for the Electronics Group and the Industrial Group at December 31, 2001 was $118.5 million and $43.8 million, respectively. Backlog for the Electronics Group and the Industrial Group at December 31, 2000 was $143.2 million and $17.6 million, respectively. Backlog consists of firm purchase orders with scheduled delivery dates and quantities. Total backlog at December 31, 2001 included $131.0 million for orders that are expected to be filled within 12 months. Our backlog has varied from quarter to quarter and may vary significantly in the future as a result of the timing of significant new orders and/or shipments, order cancellations, material availability and other factors.

Competition

     The outsourced manufacturing services markets that we serve are highly competitive and we compete against numerous domestic companies in addition to the internal capabilities of some of our customers. In the aerospace & defense electronics market, we compete primarily against LaBarge, Inc., Primus Technologies Corporation, SMTEK International, Inc., Sparton Corporation and Teledyne Technologies Incorporated. In the truck components & assemblies market, we compete primarily against companies such as Mid-West Forge, Inc., Spencer Forge and Machine, Inc. and Traxle Manufacturing, Inc. In the test & measurement services market, we compete primarily against SIMCO Electronics, Transmation, Inc. and a variety of small, local, independent laboratories. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours.

     We believe that the principal competitive factors in our markets include the availability of capacity, technological capability, flexibility and timeliness in responding to design and schedule changes, price, quality, delivery and financial strength. Although we believe that we generally compete favorably with respect to each of these factors, some of our competitors are larger and have greater financial and operating resources than we do. Some of our competitors have greater geographic breadth and range of services than we do. We also face competition from manufacturing operations of our current and potential customers, who continually evaluate the relative benefits of internal manufacturing compared to outsourcing. We believe our competitive position to be good and the barriers to entry to be high in the markets we serve.

Suppliers

     We attempt to utilize standard parts, components and materials that are available from multiple vendors. However, certain components and materials used in our manufacturing services are currently available only from single sources, and other components and materials are available from only a limited number of sources. Despite the risks associated with purchasing from single sources or from a limited number of sources, we have made the strategic decision to select single source or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange for alternative sources of supply, where available, or defer planned production to meet the anticipated availability of the critical component or material. However, there can be no assurance that supply interruptions will not slow production, delay shipments to our customers or increase costs in the future, any of which could adversely affect our financial results.

     Steel is a major component of our cost of sales and net revenue for the truck components & assemblies business. We purchase the majority of our steel for use in this business at the direction of our customers, with any periodic changes in the price of steel being reflected in the prices we are paid for our services, such that we neither benefit from nor are harmed by any future changes in the price of steel. We believe that we have adequate sources for the supply of raw materials for our manufacturing needs. Our raw materials, including steel, are available within the geographic regions of our operating facilities from numerous qualified sources in quantities sufficient for our needs.

Research and Development

     Our research and development activities are mainly related to our product lines that serve the aerospace & defense electronics markets. Most of the expenditures related to our outsourced services are for process improvements and are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small percentage of our net revenue. We invested $3.1 million, $3.6 million and $6.4 million in research and development in 2001, 2000 and 1999, respectively. We also utilize our research and development capability to develop processes and technologies for the benefit of our customers.

Patents, Trademarks and Licenses

     We own and are licensed under a number of patents and trademarks that we believe are sufficient for our operations. Our business as a whole is not materially dependent upon any one patent, trademark, license or technologically related group of patents or licenses.

     We regard our manufacturing processes and certain designs as proprietary trade secrets and confidential information. We rely largely upon a combination of trade secret laws, non-disclosure agreements with customers, suppliers and consultants, and our internal security systems, confidentiality procedures and employee confidentiality agreements to maintain the trade secrecy of our designs and manufacturing processes.

Government Regulation

     Our operations are subject to compliance with regulatory requirements of federal, state and local authorities, including regulations concerning labor relations, health and safety matters and protection of the environment. While compliance with applicable regulations has not adversely affected our operations in the past, there can be no assurance that we will continue to be in compliance in the future or that these regulations will not change. Current costs of compliance are not material to us.

     We must comply with detailed government procurement and contracting regulations and with U.S. Government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Our failure to comply with our government procurement, contracting or security obligations could result in penalties or our suspension from government contracting, which would have a material adverse effect on our results of operations.

     We are required to maintain a U.S. Government security clearance at several of our locations. This clearance could be suspended or revoked if we were found not to be in compliance with applicable security regulations. Any such revocation or suspension would delay our delivery of products to customers. Although we have adopted policies directed at ensuring our compliance with applicable regulations and there have been no suspensions or revocations at any of our facilities, there can be no assurance that the approved status of our facilities will continue without interruption.

     We are also subject to comprehensive and changing federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with releases of hazardous substances. We use hazardous substances in our operations and as is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties, we may be held liable and may be required to pay the cost of remedying the condition. The amount of any resulting liability could be material.

Employees

     As of December 31, 2001, we had a total of approximately 1,650 employees, 1,105 engaged in manufacturing, 60 engaged in sales and marketing, 180 engaged in engineering and 305 engaged in administration. Approximately 600 of our employees are covered by collective bargaining agreements with various unions that expire on various dates through 2006. We generally consider our relationship with employees to be good. On occasion we may be subject to strikes or labor contract interruptions, however, none has had a material impact on our operations. In October 2001, we experienced a strike by approximately 115 of our 303 Teamsters union employees at our Tampa, Florida facility, resulting in the subsequent replacement of the striking workers. Although we believe overall that our relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably or that we will not experience a work stoppage, which could adversely affect our results of operations.

Item 2. Properties

     Our principal manufacturing services operations are engaged in electronics manufacturing services for our aerospace & defense customers and industrial manufacturing services for our truck components & assemblies customers.

     The following chart indicates the significant facilities that we own or lease, the location and size of each such facility and the manufacturing certifications that each facility possesses or is in process of obtaining. The facilities listed below (other than the corporate office) are used principally as manufacturing facilities. Substantially all of our assets secure borrowings under our credit facility.


--------------------------------------------------------------------------------------------------------------------
                                                          Own or Lease        Approximate
            Location                 Market Served        (Expiration)        Square Feet         Certifications
--------------------------------------------------------------------------------------------------------------------
Corporate Office:
--------------------------------------------------------------------------------------------------------------------
      Louisville, Kentucky                                Lease (2008)            9,000
--------------------------------------------------------------------------------------------------------------------
Manufacturing Facilities:
--------------------------------------------------------------------------------------------------------------------
     Louisville, Kentucky        Truck Components &          Own                467,000             ISO 9002
                                      Assemblies                                                     QS 9000
                                                                                                    ISO 9001*
--------------------------------------------------------------------------------------------------------------------
         Tampa, Florida               Aerospace &         Lease (2007)          308,000              ISO 9001
                                  Defense Electronics                                                AS 9000
                                                                                                    NHB5300.4
                                                                                                   MIL-Q-9858A
                                                                                                  MIL-STD-2000A
                                                                                                  MIL-STD 45662
                                                                                                   MIL-STD 801D
--------------------------------------------------------------------------------------------------------------------
          Marion, Ohio            Truck Components &          Own               255,000              QS 9000*
                                      Assemblies
--------------------------------------------------------------------------------------------------------------------
        Orlando, Florida          Test & Measurement          Own                62,000              ISO 9001
                                       Services                                                      ISO 9002
                                                                                                ISO 17025/Guide 25
                                                                                                   MIL-STD 750
                                                                                                   MIL-STD 883
                                                                                                   MIL-STD 202
                                                                                                   MIL-STD 810
--------------------------------------------------------------------------------------------------------------------
      Littleton, Colorado             Aerospace &         Lease (2002)           57,000              ISO 9001
                                  Defense Electronics
--------------------------------------------------------------------------------------------------------------------
      Monrovia, California            Aerospace &         Lease (2004)           35,000              ISO 9001
                                  Defense Electronics
--------------------------------------------------------------------------------------------------------------------

* Certification in process.

     In addition, we lease space in 21 other facilities primarily utilized to provide technical services, all of which are located in the United States. We also own 13 ISO-certified mobile calibration units and one ISO-certified transportable field calibration unit that are utilized to provide test & measurement services at customer locations throughout the U.S., the Caribbean and the South Pacific. We believe that our facilities and equipment are in good condition and reasonably suited and adequate for our current needs.

         Below is a listing and description of the various manufacturing certifications or specifications that we utilize at our facilities.

Certification/Specification   Description
---------------------------   -----------

ISO 9001..................... A certification process comprised of 20 quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products.

ISO 9002..................... A certification process similar to the ISO 9001 requirements, but it applies principally to manufacturing services as opposed to engineering services.

AS 9000...................... A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

QS 9000...................... A certification process developed by the nation's major automakers that focuses on continuous improvement, defect reduction, variation reduction and elimination of waste.

ISO 17025/Guide 25........... A certification process commonly referred to as A2LA, which sets out general provisions that a laboratory must address to carry out specific calibrations or tests and provides laboratories with direction for the development of a fundamental quality management system.

NHB5300.4.................... A specification for space programs designated by the National Aeronautics and Space Administration.

MIL.......................... A specification that signifies specific functions or processes that are conducted in compliance with military specifications, such as a quality program, high-reliability soldering, calibration and metrology, and environmental testing.

Item 3. Legal Proceedings

     We are involved from time to time in litigation and other legal or environmental proceedings incidental to our business. Ongoing legal or environmental proceedings include the following:

     Legal Proceedings. Our Sypris Technologies subsidiary, formerly Tube Turns Technologies, Inc., is a co-defendant in two lawsuits arising out of an explosion at a coker plant owned by Exxon Mobil Corporation located in Baton Rouge, Louisiana. In each of these lawsuits, it is alleged that a carbon steel pipe elbow that we manufactured was improperly installed and, the failure of which caused the explosion. One of the actions was brought by Exxon Mobil in 1994 in state district court in Louisiana and claims damages for destruction of the plant, which Exxon Mobil estimates exceed one hundred million dollars. We are a co-defendant in this action with the fabricator who built the pipeline into which the elbow was incorporated and with the general contractor for the plant. The second action is a class action suit also filed in 1994 in federal court in Louisiana on behalf of the residents living around the plant and claims unspecified damages. We are a co-defendant in this action with Exxon Mobil, the contractor and the fabricator. In both actions, we maintain that the carbon steel pipe elbow at issue was appropriately marked as carbon steel and was improperly installed, without our knowledge, by the fabricator and general contractor in circumstances that required the use of a chromium steel elbow. Although we believe these defenses to be meritorious, there can be no assurance that we will not be found liable for some or all of the alleged damages. If we were to be found liable and the damages exceeded available insurance coverage, the impact could materially and adversely affect our financial condition and results of operations.

     Environmental Proceedings. We are involved from time to time in environmental proceedings relating to properties owned or operated by us. The following is a summary of the environmental proceedings currently pending with respect to our facilities:

     . Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the State of Ohio voluntary action program standards applicable to the site. We continue to test and assess this site to determine the extent of this contamination by the prior owners of the facility. Under our purchase agreement for this facility, Dana has agreed to indemnify us for environmental conditions which existed on the site as of closing, provided we notify Dana of the existence of such matters by December 31, 2002.

     . A leased facility we formerly occupied in Tampa, Florida is currently subject to remediation activities related to ground water contamination involving methylene chloride and other volatile organic compounds which occurred prior to our use of the facility. The contamination extends beyond the boundaries of the facility. In December 1986, Honeywell, a prior operator of the facility, entered into a consent order with the Florida Department of Environmental Regulation under which Honeywell agreed to take corrective actions to remediate the contamination, the full scope of which have not yet been determined. We purchased the assets of a business formerly located on this leased site and operated that business from 1993 until December 1994. Philips Electronics, the seller, has agreed to indemnify us with respect to environmental matters arising from groundwater contamination at the site.

     . In December 1992, we acquired certain business assets located at a facility in Littleton, Colorado. Certain chlorinated solvents disposed of on the site by Honeywell, a previous owner of the business, have contaminated the ground water at and around the site. Alliant Techsystems, from which we acquired the facility, operates a remediation system approved by the State of Colorado and has also entered into a consent order with the EPA providing for additional investigation at the site. Alliant Techsystems has agreed to indemnify us with respect to these matters.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

         Our common stock is traded on the Nasdaq National Market under the symbol "SYPR." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by the Nasdaq National Market.

                                                       High             Low
                                                      -------         ------

         Year ended December 31, 2000:
           First Quarter ............................ $11.000         $8.875
           Second Quarter ........................... $10.750         $8.625
           Third Quarter ............................ $10.625         $8.625
           Fourth Quarter ........................... $ 8.750         $6.188

         Year ended December 31, 2001:
           First Quarter ............................ $ 8.000         $4.000
           Second Quarter ........................... $ 8.220         $3.750
           Third Quarter ............................ $10.550         $7.500
           Fourth Quarter ........................... $13.460         $9.800

     As of January 28, 2002, there were 982 holders of record of our common stock.

     We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all earnings to finance future growth.

Item 6. Selected Financial Data

     The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto in Item 8, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and other financial information included elsewhere in this Form 10-K.


                                                                  Years ended December 31,
                                          -------------------------------------------------------------------------
                                              2001           2000           1999          1998 (1)      1997 (1,2)
                                          -----------     -----------    -----------    -----------     -----------
                                                            (in thousands, except for per share data)
Income Statement Data:

Net revenue.............................   $  254,640      $  216,571    $  202,130     $  211,625      $  217,355
Gross profit............................       43,547          40,313        44,949         47,923          32,135
Operating income........................       13,030           5,477        14,166         12,851           1,785
Income from continuing operations.......        6,367           3,184         9,556          7,446           1,527
Discontinued operations, net of tax.....           --              --            --             --           3,817
Net income..............................        6,367           3,184         9,556          7,446           5,344

Per share data:
   Income from continuing operations:
     Basic..............................   $     0.65      $     0.33    $     1.00     $     0.79      $     0.09
     Diluted............................   $     0.63      $     0.32    $     0.97     $     0.76      $     0.09
   Net income:
     Basic..............................   $     0.65      $     0.33    $     1.00     $     0.79      $     0.50
     Diluted............................   $     0.63      $     0.32    $     0.97     $     0.76      $     0.48

                                                                        December 31,
                                          -------------------------------------------------------------------------
                                              2001           2000           1999            1998         1997 (1)
                                          -----------     -----------    -----------    -----------     -----------
                                                                        (in thousands)
Balance Sheet Data:

Working capital.........................   $   67,325      $   58,602    $   53,705     $   32,121      $    35,123
Total assets............................      211,444         179,122       148,564        121,119          120,608
Total debt..............................       87,500          65,000        54,400         28,583           31,340
Total stockholders' equity..............       70,120          64,205        60,820         49,359           27,728

---------------

(1)  For periods ended prior to March 30, 1998:

     . The consolidated financial statements of our predecessor are included in the presentation of selected consolidated financial data as our predecessor was deemed to be the acquirer for accounting purposes in our reorganization.

     . The computation of net income per share has been adjusted to exclude the minority interests reflected in the historical financial statements of our predecessor.

     . Shares used in computing per share amounts reflect our one-for-four reverse stock split that occurred on March 30, 1998, and include the outstanding shares of our common stock as of March 30, 1998 and the dilution associated with common stock options issued prior to that date.

(2)  For the year ended December 31, 1997:

     . Our consolidated financial statements included certain Latin American operations which were sold on June 30, 1997. After reflecting pro forma adjustments related to the Latin American operations, our net revenue for 1997 was $200,424,000 and our net income was $5,014,000.

     . The results of operations of our real estate segment are presented as discontinued operations in our consolidated financial statements. The divestiture of all operations related to our real estate segment was completed in March 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our results of operations and financial condition should be read together with the other financial information and consolidated financial statements included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission.

     As of January 1, 2002, we changed the name of our four major operating subsidiaries as part of a comprehensive branding initiative. The new names of our four subsidiaries are Sypris Data Systems, Inc., formerly Metrum-Datatape, Inc.; Sypris Electronics, LLC, formerly Group Technologies Corporation; Sypris Technologies, Inc., formerly Tube Turns Technologies, Inc.; and Sypris Test & Measurement, Inc., formerly Bell Technologies, Inc.

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include revenue recognition and cost estimation on certain contracts for which we use a percentage of completion, units of delivery method of accounting. This accounting method is applied by our Electronics Group for outsourced services provided under multi-year contracts with aerospace & defense customers. Approximately 53%, 49% and 45% of total net revenue was recognized under the percentage of completion, units of delivery method of accounting during 2001, 2000 and 1999, respectively.

     Revenue is recognized on these contracts when units are delivered to the customer, with unit revenue derived based upon the total contract revenue and total units to be delivered over the life of the contract. The corresponding recognition of cost of sales for the delivered units is based upon our estimates of costs to be incurred for the total contract. Under this approach, we compare estimated costs to complete an entire contract to total net revenue for the term of the contract to arrive at an estimated gross margin percentage for each contract. Each month, the estimated gross margin percentage is applied to the cumulative net revenue recognized on the contract to arrive at cost of sales for the period. Management reviews these estimates monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period in which the change is known. Such changes to these estimates have not been material to our quarterly results of operations during the three year period ended December 31, 2001. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. Additionally, our reserve for excess and obsolete inventory is primarily based upon forecasted demand for our products and any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

     The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion, units of delivery method of accounting affect the amounts reported in our financial statements. A number of internal and external factors affect our cost of sales estimates, including labor rate and efficiency variances, revised estimates of warranty costs, estimated future material prices and customer specification and testing requirement changes. If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported in our financial statements.

Results of Operations

     The following table sets forth certain data from the Company's consolidated income statements for the years ended December 31, 2001, 2000 and 1999, expressed as a percentage of net revenue:

                                                Years ended December 31,
                                          ------------------------------------
                                             2001        2000          1999
                                          ----------   ---------    ----------
   Net revenue:
     Electronics Group..................     81.4%       84.1%         81.6%
     Industrial Group...................     18.6        15.9          18.4
                                          ----------   ---------    ----------
     Total net revenue..................    100.0       100.0         100.0
   Cost of sales........................     82.9        81.4          77.8
                                          ----------   ---------    ----------
   Gross profit.........................     17.1        18.6          22.2
   Selling, general and administrative..     10.3        12.4          11.5
   Research and development.............      1.2         1.6           3.2
   Amortization of intangible assets....      0.5         0.7           0.5
   Special charges......................       --         1.4            --
                                          ----------   ---------    ----------
   Operating income.....................      5.1%        2.5%          7.0%
                                          ==========   =========    ==========
   Net income...........................      2.5%        1.5           4.7%
                                          ==========   =========    ==========

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net Revenue. Net revenue was $254.6 million in 2001, an increase of $38.0 million, or 17.6%, from $216.6 million in 2000. Backlog at December 31, 2001 was $162.3 million, an increase of $1.5 million from $160.8 million at December 31, 2000. Backlog for our Electronics Group and Industrial Group at December 31, 2001 was $118.5 million and $43.8 million, respectively.

     Net revenue for our Electronics Group in 2001 was $207.3 million, an increase of $25.2 million, or 13.8%, from $182.1 million in 2000. The increase in net revenue was primarily from contracts with aerospace & defense customers for manufacturing services, which generated an increase of $28.7 million in 2001 over the prior year. Other outsourced services accounted for an increase in net revenue of $0.5 million during 2001. Product sales accounted for a decrease in net revenue of $4.0 million during 2001, primarily due to reduced sales quantities for data systems products.

     Net revenue for our Industrial Group in 2001 was $47.3 million, an increase of $12.8 million, or 37.5%, from $34.5 million in 2000. During May 2001, we acquired certain manufacturing assets and inventory from Dana for approximately $11.5 million in cash. The assets are used to produce fully machined, heavy-duty truck axle shafts and other drive train components for integration into subassemblies produced for leading truck manufacturers. This business generated outsourced services revenue of $17.7 million during 2001. Excluding the acquisition, the Industrial Group's net revenue declined $4.9 million in 2001 from the prior year. The decrease in net revenue was primarily due to a decline in outsourced services provided to customers in the heavy-duty truck market. Unfavorable market conditions that arose during the second half of 2000 for heavy-duty truck production resulted in an industry-wide market decrease of approximately 40% by the second half of 2001 and reduced the volume of axles we supplied to that market. We expect demand in the heavy-duty truck market to remain weak during 2002; however, further significant declines in demand are not anticipated. During 2002, we expect to ramp-up production for new and certain existing customers on additional forging and machining equipment we installed during 2001. The increased production volume from these opportunities, combined with the full year impact of the acquisition from Dana, is expected to result in higher revenue for our Industrial Group in 2002 as compared to 2001.

     Gross Profit. Gross profit in 2001 was $43.5 million, an increase of $3.2 million, or 8.0%, from $40.3 million in 2000. Gross margin in 2001 declined to 17.1% from 18.6% in 2000.

     Gross profit for our Electronics Group in 2001 was $37.4 million, an increase of $1.1 million, or 3.1%, from $36.3 million in 2000. The increase in manufacturing services revenue generated an increase in gross profit of $3.8 million, while gross profit from other outsourced services decreased $0.6 million. Gross margin in 2001 declined to 18.0% from 19.9% in 2000. Manufacturing services comprised approximately 59% of our Electronics

Group's revenue in 2001 as compared to approximately 51% in 2000. Gross margin from manufacturing services improved slightly over the prior year; however, since gross margin on manufacturing services is lower than other outsourced services, the change in revenue mix contributed to the decrease in gross margin. Another factor in the gross margin decline was a slight decrease in gross margin on other outsourced services, primarily due to adverse economic conditions impacting demand and pricing for certain services provided to our customers. Gross profit from product sales decreased $2.1 million during 2001, primarily due to reduced demand for certain product offerings.

     Gross profit for our Industrial Group in 2001 was $6.1 million, an increase of $2.1 million or 52.5% from $4.0 million in 2000. Excluding the acquisition from Dana, gross profit declined $0.9 million in 2001 primarily due to the downturn of the heavy-duty truck market. The reduction in demand and corresponding impact on shipments occurred as our organizational infrastructure to support future growth plans was being developed. The increased cost structure associated with the additional people and systems required to meet future contractual requirements and the underabsorption of overhead due to the volume decline resulted in a decline in our gross margin, excluding the impact of the operation acquired from Dana, to 10.6% in 2001, as compared to 11.7% for the prior year. Gross margin for our Industrial Group during 2001 including the operation acquired from Dana was 13.0%.

     Selling, General and Administrative. Selling, general and administrative expense in 2001 was $26.1 million, or 10.3% of net revenue, as compared to $26.9 million, or 12.4% of net revenue in 2000. Although net revenue increased 17.6% from 2000 to 2001 and the acquisition from Dana added approximately $1.0 million to selling, general and administrative expense during 2001, our total selling, general and administrative spending decreased by $0.8 million, or 2.8%. The decline in selling, general and administrative expense was primarily attributable to decreased selling expenses and commissions related to lower product sales for our Electronics Group, decreased marketing costs and cost reductions in both our Electronics Group and Industrial Group in response to the general weakness in the U.S. economy.

     Research and Development. Research and development expense in 2001 was $3.1 million, or 1.2% of net revenue, as compared to $3.6 million, or 1.6% of net revenue in 2000. The decrease in research and development expense was attributable to our Electronics Group, and was related to the quantity and timing of new product releases for the data systems product lines and the increased utilization of strategic alliances with suppliers for product development.

     Amortization of Intangible Assets. Amortization of intangible assets in 2001 was $1.3 million, a decrease of $0.1 million, or 7.5% compared to $1.4 million in 2000.

     Special Charges. Special charges of $2.9 million were recognized during 2000 for activities related to the consolidation of certain operations within our Electronics Group. The consolidation activities were completed in 2000 and no such charges were recognized in 2001.

     Interest Expense, Net. Interest expense in 2001 was $4.1 million, an increase of $0.1 million, or 1.9%, from $4.0 million in 2000. Interest expense attributable to increased borrowings during 2001 was offset by a reduction in interest rates and the capitalization of interest incurred on our Industrial Group's capital expenditure program. Our weighted average debt outstanding increased to approximately $74.5 million during 2001 from approximately $58.7 million in 2000. This increase reflected the $11.5 million acquisition from Dana made by our Industrial Group in May 2001 and capital expenditures during 2000 and 2001 to support new business opportunities. The weighted average interest rate in 2001 was approximately 7.1% as compared to approximately 8.3% for the prior year. Capitalized interest in 2001 was $1.8 million as compared to $0.9 million in 2000.

     Income Taxes. Income tax expense was $2.9 million in 2001 as compared to an income tax benefit of $1.4 million in 2000. The effective tax rate in 2001 was 31.4%. The effective tax rate for 2001 and the income tax benefit in 2000 reflect research and development tax credits, foreign sales corporation tax benefits and a reduction in the Company's valuation allowance on deferred tax assets. The reduction in the valuation allowance for 2001 and 2000 was $0.3 million and $3.0 million, respectively.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net Revenue. Net revenue was $216.6 million in 2000, an increase of $14.5 million, or 7.1%, from $202.1 million in 1999. Backlog at December 31, 2000 was $160.8 million, an increase of $33.8 million from $127.0 million at December 31, 1999. Backlog for our Electronics Group and Industrial Group at December 31, 2000 was $143.2 million and $17.6 million, respectively.

     Net revenue for our Electronics Group in 2000 was $182.1 million, an increase of $17.2 million or 10.4% from $164.9 million in 1999. The increase in net revenue was generated primarily from new contracts for manufacturing services and the expansion of calibration services resulting from the acquisition from Lucent. Production on several new manufacturing service contracts, mainly with aerospace & defense customers, began to ramp-up during 2000, generating a $16.2 million increase in revenue. The acquired calibration business added a fleet of mobile calibration labs to the Electronics Group's service capabilities and accounted for an $8.4 million increase in revenue during 2000. The increase in service revenue was partially offset by a $6.5 million decrease in product revenue, primarily due to reduced sales quantities for the Electronics Group's data systems products, which began to decline in 1999 and continued to decline throughout 2000. The reduced level of demand reflects an overall market decline and increased competition. Other outsourced services and product sales accounted for a net $0.9 million decrease in net revenue during 2000.

     Net revenue for our Industrial Group was $34.5 million, a decrease of $2.7 million, or 7.3%, from $37.2 million in 1999. The decrease in net revenue was primarily due to a decline in outsourced services provided to customers in the heavy-duty truck market. Market conditions in North America for heavy-duty truck production were negatively impacted by oil prices, interest rates and an excess inventory of new and used trucks, resulting in an overall market decrease of approximately 40%. This reduced the volume of forged truck axles provided under manufacturing service agreements and accounted for a $4.0 million decrease in net revenue, the majority of which occurred during the second half of 2000. Revenue derived from manufacturing services in other markets increased by $0.5 million and fabricated product sales increased by $0.8 million. During 1999 and 2000, our Industrial Group invested approximately $22.6 million to expand its forging capacity and add new machining capabilities.

     Gross Profit. Gross profit in 2000 was $40.3 million, a decrease of $4.6 million, or 10.3%, from $44.9 million in 1999. Gross margin in 2000 was 18.6% of net revenue, as compared to 22.2% of net revenue in 1999.

     Gross profit for our Electronics Group in 2000 was $36.3 million, or 19.9% of net revenue, as compared to $37.9 million, or 23.0% of net revenue in 1999. The $1.6 million decrease in gross profit in 2000 was primarily due to volume reductions and increased costs on data systems products and increased costs on manufacturing service contracts. Volume declines for data systems products, related underabsorbed overhead costs and manufacturing inefficiencies arising from the transfer of production following the consolidation of two facilities during the first half of 2000 contributed to a $5.0 million decline in gross profit. This reduction was substantially offset by increased gross profit from the growth in the manufacturing and calibration service revenue. The additional volume generated increased gross profit of $4.4 million which was offset by increased costs of $1.0 million associated with the following three primary factors. First, shortages and extended lead times for the purchase of certain electronic components resulted in manufacturing inefficiencies due to the unpredictability of scheduling receipts of allocated components from vendors. Second, the number of new program start-ups increased substantially during 2000 as compared to the prior year. Manufacturing inefficiencies on new programs generally result in lower gross margins during the start-up phase and margins typically improve as the programs mature. Third, additional costs incurred to make the necessary investments in people, equipment and processes to support the record level of backlog also reduced gross profit in 2000.

     Gross profit for our Industrial Group in 2000 was $4.0 million, or 11.7% of net revenue, as compared to $7.0 million, or 19.0% of net revenue in 1999. The $3.0 million decrease in gross profit was primarily due to the downturn of the heavy-duty truck market. The reduction in demand and corresponding impact on shipments occurred as the organizational infrastructure to support future growth plans was being developed. The increased cost structure associated with the additional people and systems required to meet future contractual requirements and the underabsorption of overhead due to the volume decline resulted in low gross margin levels, particularly during the second half of 2000.

     Selling, General and Administrative. Selling, general and administrative expense in 2000 was $26.9 million, or 12.4% of net revenue, as compared to $23.4 million, or 11.5% of net revenue in 1999. The increase in selling, general and administrative expense was attributable primarily to our Electronics Group, which reported an increase of $2.9 million. Investments in the organizational infrastructure as discussed above also include certain selling, general and administrative expenses, the majority of which were within our Electronics Group. Selling expenses incurred for marketing and bid and proposal activities during 2000 exceeded prior year amounts and were a contributing factor to the increased orders and net revenue in 2000.

     Research and Development. Research and development expense in 2000 was $3.6 million, or 1.6% of net revenue, as compared to $6.4 million, or 3.2% of net revenue in 1999. This decrease was attributable to our Electronics Group, and relates to the quantity and timing of new product releases for the data systems product lines and the utilization of strategic alliances with suppliers for product development.

     Amortization of Intangible Assets. Amortization of intangible assets in 2000 was $1.4 million, an increase of $0.4 million, or 45.6% compared to $1.0 million in 1999. This increase resulted from the amortization of goodwill recorded in connection with the acquisition from Lucent.

     Special Charges. Special charges of $2.9 million were recognized during 2000 for activities related to the consolidation of certain operations within our Electronics Group. Operations for the data systems product lines have been conducted at two facilities since the November 1997 acquisition that expanded this business. Although several consolidation actions were implemented immediately following this acquisition, management identified potential cost savings in 2000 that could be realized through the elimination of redundant manufacturing operations and staffing of functional areas between the two facilities. The consolidation activities were substantially completed during the first nine months of 2000. The special charges incurred for these activities include workforce reductions, facilities rearrangement and relocation expenses, and employment costs related to the transfer of production.

     Interest Expense, Net. Interest expense in 2000 was $4.0 million, an increase of $2.3 million, or 133%, from $1.7 million in 1999. The increase in interest expense was primarily due to an increase in the weighted average debt outstanding coupled with an increase in interest rates. Our weighted average debt outstanding more than doubled to approximately $58.7 million in 2000 from approximately $28.4 million in 1999. This increase resulted primarily from the acquisition from Lucent, working capital funding related to the increase in revenue and order backlog and capital expenditures during 1999 and 2000 to support new business opportunities. The weighted average interest rate for 2000 was approximately 8.3% as compared to approximately 6.1% for the prior year. The year-to-year rate change includes an increase in the margin paid on outstanding borrowings of approximately 100 basis points under the terms of the Company's credit agreement.

     Income Taxes. An income tax benefit of approximately $1.4 million was recognized during 2000 as compared to income tax expense of $3.1 million during 1999. The tax benefit during 2000 was primarily due to a $3.0 million reduction in our valuation allowance on deferred tax assets. Certain issues related to our consolidated federal taxable income were resolved during 2000, which gave rise to the elimination of the valuation allowance for deferred tax assets related to federal income tax temporary differences. We also recognized a tax benefit during 2000 of approximately $0.3 million for research and development tax credits. The provision for income taxes in 1999 included a reduction in the valuation allowance on deferred tax assets of $1.9 million and a benefit for research and development tax credits of $0.6 million.

Liquidity, Capital Resources and Financial Condition

     Net cash provided by operating activities was $8.5 million in 2001, as compared to $8.1 million in 2000. Accounts receivable increased by $8.5 million, primarily due to increased revenue and the acquisition from Dana completed in May 2001. Inventory increased by $3.5 million, excluding the fair value of inventory acquired in the Dana transaction. Accounts payable increased $3.6 million, excluding the impact of open accounts payable at each year-end related to capital expenditures. The increases in inventory and accounts payable are primarily attributable to the revenue increase in our business.

     Net cash used in investing activities was $32.9 million in 2001 as compared to $14.9 million for the prior year. The increase was primarily attributable to the $11.5 million acquisition from Dana. Capital expenditures for our Electronics Group and Industrial Group totaled $7.9 million and $19.5 million, respectively, in 2001. Capital expenditures for our Electronics Group were principally comprised of manufacturing, assembly and test equipment. Our Industrial Group's capital expenditures included new forging and machining equipment to increase and expand the range of production capabilities. Our Industrial Group invested $19.5 million, $15.5 million and $7.1 million during 2001, 2000 and 1999, respectively, in facilities, equipment and systems to support our growth in the truck components & assemblies market. We substantially completed the investments for this growth during 2001, which provides us with the capacity to serve the requirements of our existing multi-year contracts with ArvinMeritor and Dana and allows us the opportunity to undertake similarly large contracts from new customers. We completed sale and leaseback transactions with members of our bank group during each of the last two years for certain machinery and equipment. Proceeds from the sale of these assets in 2001 and 2000 were $5.4 million and $9.3 million, respectively. We entered into operating leases for the related assets for periods ranging from five to nine years. We also received $1.4 million in 2001 for the sale of certain assets by the Electronics Group.

     Net cash provided by financing activities was $23.0 million during 2001 as compared to $11.1 million during the prior year. Our outstanding debt increased $22.5 million during 2001, primarily to fund the acquisition from Dana and capital expenditures.

     We had total availability for borrowings and letters of credit under the revolving credit facility of $12.5 million at December 31, 2001, which, when combined with the cash balance of $13.2 million, provides for total cash and borrowing capacity of $25.7 million. Maximum borrowings on the revolving credit facility are $100.0 million, subject to a $15.0 million limit for letters of credit. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group.

     Our principal commitments at December 31, 2001 consisted of repayments of borrowings under the credit agreement and obligations under operating leases for certain of our real property and equipment. We also had purchase commitments totaling approximately $5.0 million at December 31, 2001, primarily for manufacturing equipment. During 2001 and 2000, we financed approximately $26.3 million of machinery and equipment through operating leases with our bank group. Our minimum commitments on operating leases with initial or remaining terms greater than one year, including all real and personal property leases, total $7.0 million for 2002, $22.0 million for 2003 through 2006, and $9.2 million for 2007 and thereafter.

     We believe that sufficient resources will be available to satisfy our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, ability to manage working capital requirements and rate of growth. If we make significant acquisitions or if working capital and capital expenditure requirements exceed expected levels during the next twelve months or in subsequent periods, we may require additional external sources of capital. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financings or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be adversely affected.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will apply the new accounting rules beginning January 1, 2002. We will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We currently do not expect any significant loss as a result of the impairment tests. We will be required to test the value of our goodwill at least annually. These tests will involve estimates related to the fair market value of the business with which the goodwill is associated. We anticipate that substantially all amortization of intangible assets as a charge to earnings will be eliminated beginning January 1, 2002.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     On July 26, 2001, we entered into interest rate swap agreements with a syndicate of banks that effectively convert a portion of our variable rate debt to a fixed rate basis through July 2003. We entered into interest rate swap agreements as a means to reduce the impact of interest rate changes on future interest expense. Approximately 34% ($30.0 million) of our outstanding debt was covered under the interest rate swap agreements at December 31, 2001. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Excluding the borrowings included in the interest rate swap agreements, all other borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate, or certain alternative short-term rates, plus a margin (2.0% at December 31, 2001) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense of approximately $0.6 million on an annualized basis, based upon our debt outstanding at December 31, 2001. The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                             SYPRIS SOLUTIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors ............................................. 23

Consolidated Income Statements ............................................. 24

Consolidated Balance Sheets ................................................ 25

Consolidated Statements of Cash Flows ...................................... 26

Consolidated Statements of Stockholders' Equity ............................ 27

Notes to Consolidated Financial Statements ................................. 28

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Sypris Solutions, Inc.

     We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                              /s/ ERNST & YOUNG LLP

Louisville, Kentucky
January 28, 2002

                             SYPRIS SOLUTIONS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except for per share data)


                                                                                  Years ended December 31,
                                                                         ------------------------------------------
                                                                             2001           2000            1999
                                                                         -----------    -----------     -----------
Net revenue:
   Outsourced services .............................................     $   209,874    $   168,216     $   150,139
   Products ........................................................          44,766         48,355          51,991
                                                                         -----------    -----------     -----------
     Total net revenue .............................................         254,640        216,571         202,130

Cost of sales:
   Outsourced services .............................................         181,818        145,059         127,153
   Products ........................................................          29,275         31,199          30,028
                                                                         -----------    -----------     -----------

     Total cost of sales ...........................................         211,093        176,258         157,181
                                                                         -----------    -----------     -----------
     Gross profit ..................................................          43,547         40,313          44,949

Selling, general and administrative ................................          26,134         26,881          23,388
Research and development ...........................................           3,054          3,574           6,409
Amortization of intangible assets ..................................           1,329          1,436             986
Special charges ....................................................              --          2,945              --
                                                                         -----------    -----------     -----------
     Operating income ..............................................          13,030          5,477          14,166

Interest expense, net ..............................................           4,111          4,035           1,730
Other income, net ..................................................            (358)          (344)           (219)
                                                                         -----------    -----------     -----------
     Income before income taxes ....................................           9,277          1,786          12,655

Income tax expense (benefit) .......................................           2,910         (1,398)          3,099
                                                                         -----------    -----------     -----------
     Net income ....................................................     $     6,367    $     3,184     $     9,556
                                                                         ===========    ===========     ===========
Net income per common share:
     Basic .........................................................     $      0.65    $      0.33     $      1.00
     Diluted .......................................................     $      0.63    $      0.32     $      0.97

Shares used in computing per common share amounts:
     Basic .........................................................           9,828          9,671           9,515
     Diluted .......................................................          10,028          9,964           9,861



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             SYPRIS SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                                               December 31,
                                                                                        ---------------------------
                                                                                            2001            2000
                                                                                        -----------     -----------
                                     ASSETS

Current assets:
   Cash and cash equivalents .....................................................      $    13,232     $    14,674
   Accounts receivable, net ......................................................           39,758          31,896
   Inventory, net ................................................................           60,574          51,055
   Other current assets ..........................................................            7,991           7,695
                                                                                        -----------     -----------

     Total current assets ........................................................          121,555         105,320

Property, plant and equipment, net ...............................................           70,452          54,317

Intangible assets, net ...........................................................           15,926          17,154

Other assets .....................................................................            3,511           2,331
                                                                                        -----------     -----------
                                                                                        $   211,444     $   179,122
                                                                                        ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................................      $    26,828     $    25,670
   Accrued liabilities ...........................................................           19,902          18,548
   Current portion of long-term debt .............................................            7,500           2,500
                                                                                        -----------     -----------

     Total current liabilities ...................................................           54,230          46,718

Long-term debt ...................................................................           80,000          62,500
Other liabilities ................................................................            7,094           5,699
                                                                                        -----------     -----------

     Total liabilities ...........................................................          141,324         114,917

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000 shares
     authorized; no shares issued ................................................               --              --
   Common stock, non-voting, par value $.01 per share, 10,000,000
     shares authorized; no shares issued .........................................               --              --
   Common stock, par value $.01 per share, 20,000,000 shares authorized;
     9,898,675 and 9,709,669 shares issued and outstanding in 2001
     and 2000, respectively ......................................................               99              97
   Additional paid-in capital ....................................................           25,490          24,401
   Retained earnings .............................................................           46,427          40,060
   Accumulated other comprehensive income (loss) .................................           (1,896)           (353)
                                                                                        -----------     -----------
     Total stockholders' equity ..................................................           70,120          64,205
                                                                                        -----------     -----------
                                                                                        $   211,444     $   179,122
                                                                                        ===========     ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             SYPRIS SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Years ended December 31,
                                                                         ----------------------------------------
                                                                            2001           2000            1999
                                                                         ---------      ---------       ---------
Cash flows from operating activities:
   Net income ......................................................     $   6,367      $   3,184       $   9,556
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization .................................         9,856          9,351           7,582
     Deferred income taxes .........................................           479         (2,478)           (645)
     Provision for excess and obsolete inventory ...................           432            453             446
     Provision for doubtful accounts ...............................           122             18            (129)
     Other noncash charges .........................................            59            202             133
   Changes in operating assets and liabilities,
    net of acquisitions:
     Accounts receivable ...........................................        (8,474)        (8,121)          2,619
     Inventory .....................................................        (3,519)        (2,046)        (11,277)
     Other current assets ..........................................          (416)          (344)         (1,704)
     Accounts payable ..............................................         3,648          9,274          (1,997)
     Accrued and other liabilities .................................           (83)        (1,361)         (6,652)
                                                                         ---------      ---------       ---------

       Net cash provided by (used in) operating activities .........         8,471          8,132          (2,068)

Cash flows from investing activities:
   Capital expenditures ............................................       (27,623)       (23,886)        (14,443)
   Proceeds from sale of assets ....................................         6,816          9,292              14
   Purchase of the net assets of acquired entities .................       (11,486)            --         (11,642)
   Changes in nonoperating assets and liabilities ..................          (650)          (351)           (343)
                                                                         ---------      ---------       ---------

       Net cash used in investing activities .......................       (32,943)       (14,945)        (26,414)

Cash flows from financing activities:
   Net increase in debt under revolving credit agreements ..........        22,500         10,600          28,280
   Payments on long-term debt ......................................            --             --          (2,463)
   Proceeds from issuance of common stock ..........................           530            481             684
                                                                         ---------      ---------       ---------

       Net cash provided by financing activities ...................        23,030         11,081          26,501
                                                                         ---------      ---------       ---------

Net (decrease) increase in cash and cash equivalents ...............        (1,442)         4,268          (1,981)

Cash and cash equivalents at beginning of year .....................        14,674         10,406          12,387
                                                                         ---------      ---------       ---------
Cash and cash equivalents at end of year ...........................     $  13,232      $  14,674       $  10,406
                                                                         =========      =========       =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SYPRIS SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except for share data)

                                                                                                  Accumulated
                                                                                                     Other
                                               Common Stock          Additional                  Comprehensive        Total
                                            --------------------      Paid-In       Retained         Income       Stockholders'
                                              Shares      Amount      Capital       Earnings         (Loss)          Equity
                                            ---------     ------     ----------     --------     -------------    -------------

Balance at January 1, 1999 ...............  9,450,593     $   95     $   23,238     $ 27,320     $      (1,294)   $      49,359
Net income ...............................         --         --             --        9,556                --            9,556
Adjustment in minimum pension liability ..         --         --             --           --             1,221            1,221
                                            ---------     ------     ----------     --------     -------------    -------------
Comprehensive income .....................         --         --             --        9,556             1,221           10,777
Issuance of shares under Employee
  Stock Purchase Plan ....................     15,600         --             99           --                --               99
Exercise of stock options ................    123,021          1            584           --                --              585
                                            ---------     ------     ----------     --------     -------------    -------------
Balance at December 31, 1999 .............  9,589,214         96         23,921       36,876               (73)          60,820
Net income ...............................         --         --             --        3,184                --            3,184
Adjustment in minimum pension liability ..         --         --             --           --              (280)            (280)
                                            ---------     ------     ----------     --------     -------------    -------------
Comprehensive income (loss) ..............         --         --             --        3,184              (280)           2,904
Issuance of shares under Employee
  Stock Purchase Plan ....................     35,290         --            273           --                --              273
Exercise of stock options ................     85,165          1            207           --                --              208
                                            ---------     ------     ----------     --------     -------------    -------------
Balance at December 31, 2000 .............  9,709,669         97         24,401       40,060              (353)          64,205
Net income ...............................         --         --             --        6,367                --            6,367
Adjustment in minimum pension
  liability, net of tax of $828 ..........         --         --             --           --            (1,124)          (1,124)
Change in fair value of interest rate
  swap agreements, net of tax of $309 ....         --         --             --           --              (419)            (419)
                                            ---------     ------     ----------     --------     -------------    -------------
Comprehensive income (loss) ..............         --         --             --        6,367            (1,543)           4,824
Issuance of shares under Employee
  Stock Purchase Plan ....................     52,206          1            256           --                --              257
Exercise of stock options ................    136,800          1            833           --                --              834
                                            ---------     ------     ----------     --------     -------------    -------------
Balance at December 31, 2001 .............  9,898,675     $   99     $   25,490     $ 46,427     $      (1,896)   $      70,120
                                            =========     ======     ==========     ========     =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             SYPRIS SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

(1)  Organization and Significant Accounting Policies

     Consolidation Policy

          The accompanying consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, "Sypris" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

     Nature of Business

          Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, testing and other technical services, typically under multi-year, sole-source contracts with major companies and government agencies in the markets for aerospace & defense electronics, truck components & assemblies, and for users of test & measurement equipment.

          As of January 1, 2002, the Company changed the name of its four major operating subsidiaries as part of a comprehensive branding initiative. The new names of the four subsidiaries are Sypris Data Systems, Inc., formerly Metrum-Datatape, Inc.; Sypris Electronics, LLC, formerly Group Technologies Corporation; Sypris Technologies, Inc., formerly Tube Turns Technologies, Inc.; and Sypris Test & Measurement, Inc., formerly Bell Technologies, Inc.

     Use of Estimates

          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Inventory

          Contract inventory is stated at actual production costs, reduced by the cost of units for which revenue has been recognized. Gross contract inventory is considered work in process. Progress payments under long-term contracts are specified in the contracts as a percentage of cost and are liquidated as contract items are completed and shipped. Other inventory is stated at the lower of cost or market. The first-in, first-out method was used for determining the cost of inventory excluding contract inventory and certain other inventory, which was determined using the last-in, first-out method (see
Note 5). The Company's reserve for excess and obsolete inventory is primarily based upon forecasted demand for its product sales, and any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

     Property, Plant and Equipment

          Property, plant and equipment is stated on the basis of cost. Depreciation of property, plant and equipment is generally computed using the straight-line method over their estimated economic lives. For land improvements, buildings and building improvements, the estimated economic life is generally 40 years. Estimated economic lives range from three to fifteen years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the respective lease term using the straight-line method. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major renewals and improvements are capitalized.

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          Interest cost is capitalized for qualifying assets during the period in which the asset is being installed and prepared for its intended use. Capitalized interest cost is amortized on the same basis as the related depreciation. Capitalized interest for the years ended December 31, 2001 and 2000 was $1,763,000 and $910,000, respectively.

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

     Revenue Recognition

          A portion of the Company's business is conducted under long-term, fixed-price contracts with aerospace and defense companies and agencies of the U.S. Government. Contract revenue is included in the consolidated income statements as units are completed and shipped using the units of delivery, percentage of completion method of accounting. The costs attributed to contract revenue are based upon the estimated average costs of all units to be shipped. The cumulative average costs of units shipped to date are adjusted through current operations as estimates of future costs to complete change (see "Contract Accounting" below).

          Revenue recognized under the percentage of completion method of accounting totaled $134,478,000, $105,535,000 and $90,819,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Substantially all such amounts were accounted for under the units of delivery method. All other revenue is recognized as product is shipped and title passes, or when services are rendered.

     Contract Accounting

          For long-term contracts, the Company capitalizes in inventory direct material, direct labor and factory overhead as incurred. The Company also capitalizes certain general and administrative costs for estimating and bidding on contracts awarded (of which approximately $210,000 remained in inventory at December 31, 2001 and 2000). Selling costs are expensed as incurred. Costs to complete long-term contracts are estimated on a monthly basis. Estimated margins at completion are applied to cumulative contract revenue to arrive at costs charged to operations.

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

     Concentrations of Credit Risk

          Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company's customer base consists of various departments or agencies of the U.S. Government, aerospace and defense companies under contract with the U.S. Government and a number of customers in diverse industries across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the financial statements and consistently have been within management's expectations. Approximately 41% of accounts receivable outstanding at December 31, 2001 are due from three of the Company's largest customers.

          The Company recognized revenue from contracts with the U.S. Government and its agencies of approximately $40,046,000, $45,467,000 and $53,244,000 during the years ended December 31, 2001, 2000 and 1999, respectively. The Company's largest customers for the year ended December 31, 2001 were Raytheon Company and Honeywell International, Inc., which represented approximately 21% and 11%, respectively, of the Company's total net revenue. For the year ended December 31, 2000, the Company's largest customer was Raytheon Company, which represented approximately 15% of the Company's total net revenue. No other single customer accounted for more than 10% of the Company's total net revenue for the years ended December 31, 2001, 2000 or 1999.

     Stock Based Compensation

          Stock options are granted under various stock compensation programs to employees and independent directors (see Note 13). The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

     Derivative Financial Instruments

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and issued its amendments, Statements No. 137 and 138, in June 1999 and June 2000, respectively. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value must be recognized currently in earnings.

     Adoption of Recently Issued Accounting Standard

          In June 2001, the Financial Accounting Standards Board issued SFAS
No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. The Company will perform the first of the required impairment tests of goodwill and indefinite lived
                                       30

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

intangible assets as of January 1, 2002. The Company currently does not expect any significant loss as a result of the impairment tests. The Company will be required to test the value of its goodwill at least annually. These tests will involve estimates related to the fair market value of the business with which the goodwill is associated. The Company anticipates that substantially all amortization of intangible assets as a charge to earnings will be eliminated beginning January 1, 2002.

(2)  Acquisitions and Mergers

          On May 31, 2001, the Company acquired certain assets and liabilities of the Marion Forge plant from Dana Corporation. The business produces fully machined, heavy-duty truck axle shafts and other drive components for integration into subassemblies and is included with Sypris Technologies in the Industrial Group. The transaction was accounted for as a purchase, in which the purchase price of $11,500,000 was allocated based on the fair values of the assets and liabilities acquired. The results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date. The acquisition was financed by the Company's Credit Agreement.

         During 1999, the Company completed two transactions in which it acquired the assets of the related businesses. The transactions were accounted for as purchases, in which the combined purchase price of $11,642,000 was allocated based on the fair values of assets acquired, with the excess amount allocated to goodwill, which totaled $6,607,000. The results of operations of the acquired businesses have been included in the consolidated financial statements since the respective acquisition dates. The acquisitions were financed by the Company's Credit Agreement.

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

(4)  Accounts Receivable

     Accounts receivable consists of the following:

                                                      December 31,
                                                  -------------------
                                                   2001         2000
                                                  -------     -------
                                                     (in thousands)

          Commercial............................. $34,658     $26,262
          U.S. Government........................   5,875       6,313
                                                  -------     -------
                                                   40,533      32,575
          Allowance for doubtful accounts........    (775)       (679)
                                                  -------     -------
                                                  $39,758     $31,896
                                                  =======     =======

          Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 2001 and 2000, of $2,939,000 and $4,864,000, respectively.

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED





(5)  Inventory

     Inventory consists of the following:

                                                                                   December 31,
                                                                            -----------------------
                                                                             2001             2000
                                                                            -------         -------
                                                                                  (in thousands)
     Raw materials......................................................... $19,003         $13,567
     Work in process.......................................................   9,661           8,388
     Finished goods........................................................   5,450           1,632
     Costs  relating to long-term contracts and programs, net of amounts
      attributed to revenue recognized to date.............................  37,908          45,542
     Progress payments related to long-term contracts and programs.........  (6,540)        (14,011)
     LIFO reserve..........................................................    (987)         (1,059)
     Reserve for excess and obsolete inventory.............................  (3,921)         (3,004)
                                                                            -------          ------
                                                                            $60,574         $51,055
                                                                            =======         =======

          The preceding amounts include inventory valued under the last-in, first-out ("LIFO") method totaling $9,141,000 and $5,365,000 at December 31, 2001 and 2000, respectively. In the aggregate, these costs are less than market value.

(6)  Property, Plant and Equipment

     Property, plant and equipment consists of the following:


                                                                                   December 31,
                                                                            -----------------------
                                                                             2001             2000
                                                                            -------         -------
                                                                                  (in thousands)
      Land and land improvements........................................... $ 1,436        $  1,032
      Buildings and building improvements..................................  17,837          14,979
      Machinery, equipment, furniture and fixtures.........................  96,674          77,901
      Construction in progress.............................................  19,858          18,561
                                                                            -------        --------
                                                                            135,805         112,473
      Accumulated depreciation............................................. (65,353)        (58,156)
                                                                            -------        --------
                                                                            $70,452        $ 54,317
                                                                            =======        ========

          Depreciation expense totaled $8,468,000, $7,906,000 and $6,526,000 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, $2,782,000 and $612,000 was included in accounts payable and accrued liabilities, respectively, for capital expenditures. At December 31, 2000, $5,372,000 and $2,093,000 was included in accounts payable and accrued liabilities, respectively, for capital expenditures.

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(7)       Intangible Assets

          Intangible assets consists of the following:
                                                                                       December 31,
                                                                                --------------------------
                                                                                   2001            2000
                                                                                ----------     -----------
                                                                                      (in thousands)
          Costs in excess of net assets of businesses acquired ..............   $   18,423     $    18,423
          Other .............................................................        3,212           3,102
                                                                                ----------     -----------
                                                                                    21,635          21,525
          Accumulated amortization ..........................................       (5,709)         (4,371)
                                                                                ----------     -----------
                                                                                $   15,926     $    17,154
                                                                                ==========     ===========

          Amortization expense totaled $1,388,000, $1,445,000 and $1,056,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(8)       Accrued Liabilities

          Accrued liabilities consists of the following:

                                                                                       December 31,
                                                                                --------------------------
                                                                                   2001           2000
                                                                                ----------     -----------
                                                                                      (in thousands)
         Employee benefit plan accruals .....................................   $    6,308     $     4,770
         Salaries, wages and incentives .....................................        3,925           2,921
         Other ..............................................................        9,669          10,857
                                                                                ----------     -----------
                                                                                $   19,902     $    18,548
                                                                                ==========     ===========

          Included in other accrued liabilities are employee payroll deductions, advance payments, accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities.

(9)       Long-Term Debt

          The Company has a credit agreement with a syndicate of banks (the "Credit Agreement") that was entered into in October 1999 and amended as of November 2000 and February 2001. The Credit Agreement provides for a revolving credit facility with an aggregate commitment of $100,000,000 through January 2005. Under the terms of the Credit Agreement, interest rates are determined at the time of borrowing and are based on the London Interbank Offered Rate plus a margin of 1.0% to 3.25%; or the greater of the prime rate or the federal funds rate plus 0.5%, plus a margin up to 0.75%. The Company also pays a fee of 0.2% to 0.5% on the unused portion of the aggregate commitment. The margins applied to the respective interest rates and the commitment fee are adjusted quarterly and are based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The weighted average interest rate for outstanding borrowings at December 31, 2001 was 5.2%. The weighted average interest rates for borrowings during the years ended December 31, 2001 and 2000 were 7.4% and 8.5%, respectively. Current maturities of long-term debt at December 31, 2001 and 2000 represent amounts due under a short-term borrowing arrangement included in the Credit Agreement. Standby letters of credit up to a maximum of $15,000,000 may be issued under the Credit Agreement and no amounts were outstanding at December 31, 2001 and 2000.

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

          On July 26, 2001, the Company entered into interest rate swap agreements with three banks that effectively convert a portion of its floating rate debt to a fixed rate basis for a period of two years, thus reducing the impact of interest rate changes on future interest expense. The swap agreements have a combined notional amount of $30,000,000 whereby the Company pays a fixed rate of interest of 4.52% and receives a variable 30-day LIBOR rate. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense in the consolidated income statement. The aggregate fair market value of all interest rate swap agreements was approximately $728,000 at December 31, 2001 and was included in other liabilities on the consolidated balance sheet with an offset to other comprehensive income.

          Interest incurred during the years ended December 31, 2001, 2000 and 1999 totaled $5,784,000, $5,116,000 and $1,725,000, respectively. Interest paid during the years ended December 31, 2001, 2000 and 1999 totaled $5,623,000, $5,063,000 and $1,629,000, respectively.

(10)      Fair Value of Financial Instruments

          Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2001 and 2000 under the Credit Agreement approximates fair value because borrowings are for terms less than six months and have rates that reflect currently available terms and conditions for similar debt. The Company uses interest rate swap agreements (see Note 9) to minimize its exposure to fluctuations in interest rates for a portion of the debt. The fair value of the swap agreements is recognized in the consolidated financial statements.

(11)      Employee Benefit Plans

          The Company sponsors noncontributory defined benefit pension plans (the "Pension Plans") covering certain employees of Sypris Technologies, including certain employees of the operation acquired from Dana in May 2001. The Pension Plans covering salaried and management employees provide pension benefits that are based on the employees' highest five-year average compensation within ten years before retirement. The Pension Plans covering hourly employees and union members generally provide benefits at stated amounts for each year of service. The Company's funding policy is to make the minimum annual contributions required by the applicable regulations. The Pension Plans' assets are primarily invested in equity securities and fixed income securities. The Company recorded increases of $1,952,000 and $280,000 in 2001 and 2000, respectively to its minimum pension liability, and a decrease of $1,221,000 in 1999.

          The following table details the components of pension expense:

                                                                         Years ended December 31,
                                                                ------------------------------------------
                                                                    2001           2000            1999
                                                                -----------     ----------     -----------
                                                                              (in thousands)
         Service cost .......................................   $       358     $      180     $       181
         Interest cost on projected benefit obligation ......         1,939          1,409           1,283
         Net amortizations and deferrals ....................           247            222             165
         Expected return on plan assets .....................        (1,961)        (1,338)         (1,091)
                                                                -----------     ----------     -----------
                                                                $       583     $      473     $       538
                                                                ===========     ==========     ===========

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


          The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans:

                                                                                       December 31,
                                                                                --------------------------
                                                                                   2001            2000
                                                                                ----------     -----------
                                                                                      (in thousands)
          Change in benefit obligation:
           Benefit obligation at beginning of year ........................     $   19,096      $   17,859
           Benefit obligation assumed in acquisition ......................         11,547              --
           Service cost ...................................................            358             180
           Interest cost ..................................................          1,939           1,409
           Plan amendments ................................................             --             798
           Actuarial loss .................................................            463             131
           Benefits paid ..................................................         (1,420)         (1,281)
                                                                                ----------      ----------
           Benefit obligation at end of year ..............................     $   31,983      $   19,096
                                                                                ==========      ==========

          Change in plan assets:
           Fair value of plan assets at beginning of year .................     $   15,156      $   14,329
           Fair value of plan assets acquired in acquisition ..............         10,547              --
           Actual return on plan assets ...................................           (158)            927
           Company contributions ..........................................            754           1,181
           Benefits paid ..................................................         (1,420)         (1,281)
                                                                                ----------      ----------
           Fair value of plan assets at end of year .......................     $   24,789      $   15,156
                                                                                ==========      ==========

          Funded status of the plans:
           Benefit obligation at end of year ..............................     $   31,983      $   19,096
           Fair value of plan assets at end of year .......................         24,789          15,156
                                                                                ----------     -----------
           Funded status of plan (underfunded) ............................         (7,194)         (3,940)
           Unrecognized actuarial loss (gain) .............................          2,339            (260)
           Unrecognized prior service cost ................................            903           1,166
                                                                                ----------     -----------
           Net liability recognized .......................................     $   (3,952)    $    (3,034)
                                                                                ===========    ===========

          Balance sheet liabilities (assets):

           Accrued benefit liability ......................................     $    7,160     $     4,510
           Intangible asset ...............................................           (903)         (1,123)
           Accumulated other comprehensive income (loss) ..................         (2,305)           (353)
                                                                                ----------     -----------
           Net amount recognized ..........................................     $    3,952     $     3,034
                                                                                ==========     ===========

          Assumptions at year end:
           Discount rate used in determining present values ...............           7.50%           8.00%
           Rate of compensation increase ..................................           4.00%           4.25%
           Expected long-term rate of return on plan assets ...............           9.50%           9.50%


          The Company sponsors a defined contribution plan (the "Defined Contribution Plan") for substantially all employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions and provides discretionary contributions. Contributions to the Defined Contribution Plan in 2001, 2000 and 1999 totaled $1,933,000, $2,278,000 and $2,052,000, respectively.

          During 1999, the Company had partially self-insured medical plans (the "Medical Plans") covering certain employees. Beginning January 1, 2000, the Company expanded the coverage to cover substantially all employees. The number of employees participating in the Medical Plans was approximately 1,350 and 1,300 at December 31, 2001 and 2000, respectively, as compared to approximately 600 at December 31, 1999. The Medical Plans limit the

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Company's annual obligations to fund claims to specified amounts per participant and in the aggregate. The Company is adequately insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2001, 2000 and 1999, the Company charged $5,890,000, $4,456,000 and $2,802,000, respectively, to operations related to reinsurance premiums, medical claims incurred and estimated, and administrative costs for the Medical Plans. Claims paid during 2001, 2000 and 1999 did not exceed the aggregate limits.

(12)      Commitments and Contingencies

          The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments (in thousands) under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001 are as follows:

         2002 ....................................................  $     6,980
         2003 ....................................................        6,365
         2004 ....................................................        5,643
         2005 ....................................................        5,288
         2006 ....................................................        4,716
         2007 and thereafter .....................................        9,194
                                                                    -----------
                                                                    $    38,186
                                                                    ===========

          Rent expense for the years ended December 31, 2001, 2000 and 1999 totaled $5,550,000, $3,650,000 and $3,858,000, respectively.

          The Company entered into agreements for the sale and leaseback of certain specific manufacturing and testing equipment during 2001 and 2000. The terms of the operating leases range from five to nine years and the Company has the option to purchase the equipment at the expiration of the respective lease at a fixed price based upon the equipment's estimated residual value. Lease payments on these operating leases are guaranteed by the Company. Proceeds from the sale and leaseback transactions during 2001 and 2000 were $5,420,000 and $9,251,000, respectively, and the transactions resulted in a deferred loss for the years ended December 31, 2001 and 2000 of $787,000 and $351,000, respectively, that will be amortized over the term of the respective leases. Future minimum annual lease commitments related to these leases are included in the above schedule.

          As of December 31, 2001, the Company had outstanding purchase commitments of approximately $5,045,000, primarily for the acquisition of manufacturing equipment.

          The Company's Sypris Technologies subsidiary is a co-defendant in two lawsuits arising out of an explosion at a coker plant owned by Exxon Mobil Corporation located in Baton Rouge, Louisiana. In each of these lawsuits, it is alleged that a carbon steel pipe elbow that Sypris Technologies manufactured was improperly installed and the failure of which caused the explosion. One of the actions was brought by Exxon Mobil in 1994 in state district court in Louisiana and claims damages for destruction of the plant, which Exxon Mobil estimates exceed one hundred million dollars. Sypris Technologies is a co-defendant in this action with the fabricator who built the pipeline into which the elbow was incorporated and with the general contractor for the plant. The second action is a class action suit also filed in 1994 in federal court in Louisiana on behalf of the residents living around the plant and claims unspecified damages. Sypris Technologies is a co-defendant in this action with Exxon Mobil, the contractor and the fabricator. In both actions, we maintain that the carbon steel pipe elbow at issue was appropriately marked as carbon steel and was improperly installed, without Sypris Technologies' knowledge, by the fabricator and general contractor in circumstances that required the use of a chromium steel elbow. Although the Company believe these defenses to be meritorious, there can be no assurance that the Company will not be found liable for some or all of the alleged

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




damages. If the Company was to be found liable and the damages exceeded available insurance coverage, the impact could materially and adversely affect the Company's financial condition and results of operations.

          The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(13)      Stock Option and Purchase Plans

          The Company has certain stock compensation plans under which options to purchase common stock may be granted to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Options are exercisable in whole or in part up to two years after the date of grant and ending ten years after the date of grant. The following table summarizes option activity for the three years ended December 31, 2001:


                                                                                                 Weighted
                                                                                                  Average
                                                                                  Exercise       Exercise
                                                                   Shares        Price Range       Price
                                                                  ---------- ------------------  ---------

         Balance at January 1, 1999 .........................     1,228,388  $   1.72  -  31.00  $    6.35
         Granted ............................................       226,352      5.94  -   9.63       7.75
         Exercised ..........................................      (123,021)     2.76  -   6.68       4.75
         Forfeited ..........................................       (19,259)     2.96  -  11.00       8.26
                                                                -----------  ------------------  ---------
         Balance at December 31, 1999 .......................     1,312,460      1.72  -  31.00       6.71
         Granted ............................................       518,746      6.56  -  10.50       9.52
         Exercised ..........................................      (114,246)     2.76  -   8.75       4.08
         Forfeited ..........................................      (163,223)     4.24  -  10.50       7.20
                                                                -----------  ------------------  ---------
         Balance at December 31, 2000 .......................     1,553,737      1.72  -  31.00       7.79
         Granted ............................................       632,819      3.88  -  13.27       6.15
         Exercised ..........................................      (164,616)     1.72  -   8.75       3.06
         Forfeited ..........................................      (174,980)     6.25  -  11.76       8.21
                                                                -----------  ------------------  ---------
         Balance at December 31, 2001 .......................     1,846,960  $   1.72  -  31.00  $    7.61
                                                                ===========  ==================  =========



          The following table summarizes certain weighted average data for options outstanding and currently exercisable at December 31, 2001:

                                                       Outstanding                       Exercisable
                                            -----------------------------------     ----------------------
                                                             Weighted Average
                                                          ---------------------                  Weighted
                                                                     Remaining                    Average
                                                          Exercise  Contractual                  Exercise
         Exercise Price Range                  Shares       Price      Life           Shares       Price
         --------------------               -----------   --------   --------       -----------  ---------
         $1.72 ............................      63,721   $   1.72        1.9            63,721  $    1.72
         $2.76 - $4.12 ....................      34,364       3.82        4.8            34,364       3.82
         $4.24 - $6.25 ....................     648,123       5.81        7.1           139,148       4.93
         $6.56 - $10.00 ...................     905,634       8.59        5.9           464,334       8.66
         $10.06 - $15.76 ..................     181,011      10.92        6.1            28,661      12.62
         $16.12 - $23.00 ..................      10,003      18.16        4.4            10,003      18.16
         $25.52 - $31.00 ..................       4,104      28.86        3.2             4,104      28.86
                                            -----------   --------   --------       -----------  ---------
              Total .......................   1,846,960   $   7.61        6.2           744,335  $    7.54
                                            ===========   ========   ========       ===========  =========

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



          The Company's stock compensation program also provides for the grant of performance-based stock options to key employees. The terms and conditions of the performance-based option grants provide for the determination of the exercise price and the beginning of the vesting period to occur when the fair market value of the Company's common stock achieves certain targeted price levels. Performance-based options to purchase 56,000 shares, 108,000 shares and 16,000 shares of common stock were granted during 2001, 2000 and 1999, respectively. Performance-based options to purchase 32,000 shares and 112,000 shares of common stock were forfeited in 2001 and 2000, respectively. None of the targeted price levels of the performance-based options were achieved during 2001, 2000 or 1999 and, accordingly, these options are excluded from disclosures of options outstanding at December 31, 2001, 2000 and 1999.

          The aggregate number of shares of common stock reserved for issuance under the Company's stock compensation programs as of December 31, 2001 and 2000 was 3,000,000. The aggregate number of shares available for future grant as of December 31, 2001 and 2000 was 380,227 and 899,566, respectively. Shares available for future grant at December 31, 2001 include 226,212 shares of common stock related to stock options that may be subject to future grant under certain of the Company's incentive plans based upon the achievement of certain financial targets and individual performance objectives and action by the Company's Board of Directors.

          The Company applies APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is at least equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

          Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for options granted by the Company during 2001, 2000 and 1999 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                                                         Years ended December 31,
                                                                ------------------------------------------
                                                                    2001           2000           1999
                                                                -----------     ----------     -----------
          Expected life (years) ...............................        8              8              6
          Expected volatility .................................    75.20%         70.30%         75.50%
          Risk-free interest rates ............................     4.93%          4.98%          6.30%
          Expected dividend yield .............................       --             --             --

          The weighted average Black-Scholes value of options granted under the stock option plans during 2001, 2000 and 1999 was $4.71, $7.05 and $5.50 per share, respectively.

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                                         Years ended December 31,
                                                                ------------------------------------------
                                                                    2001            2000           1999
                                                                -----------     ----------     -----------
                                                                 (in thousands, except for per share data)

         Pro forma net income .............................     $     4,977     $   2,086      $   8,533
                                                                ===========     =========      =========
         Pro forma net income per common share:
              Basic .......................................     $      0.51     $    0.22      $    0.90
              Diluted .....................................     $      0.50     $    0.21      $    0.87

          The Company has a stock purchase plan that provides substantially all employees who have satisfied the eligibility requirements the opportunity to purchase shares of the Company's common stock on a compensation deduction basis. The purchase price is the lower of 85% of the fair market value of the common stock on the first or last business day of the purchase period. Payroll deductions may not exceed $6,000 for any six-month cycle. The stock purchase plan expires January 31, 2006. At December 31, 2001 and 2000, there were 196,904 shares and 249,110 shares, respectively, available for purchase under the plan. During 2001 and 2000, a total of 52,206 shares and 35,290 shares, respectively, were issued under the plan.

(14)      Stockholder Rights Plan

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

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(15)      Income Taxes

          The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

          The components of income tax expense (benefit) is as follows:


                                                                         Years ended December 31,
                                                                ------------------------------------------
                                                                   2001            2000           1999
                                                                -----------     ----------     -----------
                                                                              (in thousands)
         Current:
          Federal ...........................................   $     2,161     $      969     $     3,386
          State .............................................           255            102             320
          Other .............................................            15              9              38
                                                                -----------     ----------     -----------
                                                                      2,431          1,080           3,744
         Deferred:
          Federal ...........................................           706         (2,351)           (630)
          State .............................................          (227)          (127)            (15)
                                                                -----------     ----------     -----------
                                                                        479         (2,478)           (645)
                                                                -----------     ----------     -----------
                                                                $     2,910     $   (1,398)    $     3,099
                                                                ===========     ==========     ===========

          The Company files a consolidated federal income tax return which includes all subsidiaries. Income taxes paid during 2001, 2000 and 1999 totaled $1,962,000, $1,347,000 and $2,136,000, respectively. During 2001 and 2000, the
Company received $2,108,000 and $2,102,000 in federal income tax refunds, respectively.

          At December 31, 2001, the Company had $17,771,000 of state net operating loss carryforwards available to offset future taxable income. Such carryforwards reflect income tax losses incurred which will expire on December 31 of the following years (in thousands):

         2008 ............................................  $     2,386
         2009 ............................................        8,362
         2010 ............................................          560
         2011 ............................................        5,999
         2017 ............................................          464
                                                            -----------
                                                            $    17,771

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          The following is a reconciliation of income tax expense (benefit) to that computed by applying the federal statutory rate of 34% to income before income taxes:


                                                                         Years ended December 31,
                                                                     -------------------------------------
                                                                      2001           2000           1999
                                                                     ------         ------        --------
                                                                              (in thousands)
         Federal tax at the statutory rate.........................  $3,154        $   607         $ 4,303
         State income taxes, net of federal tax benefit............     238            153             236
         Change in valuation allowance for deferred tax asset......    (300)        (3,008)         (1,891)
         Research and development tax credit.......................    (338)          (262)           (544)
         Non-deductible expenses...................................     262            240             135
         Other.....................................................    (106)           872             860
                                                                     ------        -------         -------
                                                                     $2,910        $(1,398)        $ 3,099
                                                                     ======        =======         =======

          Deferred income tax assets and liabilities are as follows:



                                                                                         December 31,
                                                                                   ----------------------
                                                                                    2001             2000
                                                                                   ------          -------
                                                                                        (in thousands)
        Deferred tax assets:
          Compensation and benefit accruals....................................... $ 1,287         $ 1,108
          Inventory valuation.....................................................     728             673
          State net operating loss carryforwards..................................     977             977
          Contract provisions.....................................................     517             796
          Accounts receivable allowance...........................................     290             255
          Defined benefit pension plan............................................   1,451             995
          Interest rate swap agreements...........................................     309              --
          Other...................................................................     303             327
                                                                                   -------         -------
                                                                                     5,862           5,131
          Valuation allowance.....................................................    (677)           (977)
                                                                                   -------         -------
                                                                                     5,185           4,154
         Deferred tax liabilities:
          Depreciation............................................................  (2,354)         (1,981)
                                                                                   -------         -------
         Net deferred tax asset                                                    $ 2,831         $ 2,173
                                                                                   =======         =======

          The valuation allowance for deferred tax assets decreased by $300,000, $3,008,000 and $1,891,000 in 2001, 2000 and 1999, respectively. At December 31,
2001, the valuation allowance of $677,000 relates to state tax net operating loss ("NOL") carryforwards. Management believes it is more likely than not that the Company's future earnings will be sufficient to ensure the realization of deferred tax assets for federal and state purposes, excluding the portion of the state NOL carryforward for which utilization within the carryforward period is uncertain.

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16) Net Income Per Common Share

     Basic income per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

     The following table presents information necessary to calculate net income per common share:

                                                                           Years ended December 31,
                                                                   ---------------------------------------
                                                                     2001           2000             1999
                                                                   --------       --------        --------
                                                                 (in thousands, except for per share data)

         Shares outstanding:
           Weighted average shares outstanding.................    $  9,828       $  9,671        $  9,515
           Effect of dilutive employee stock options...........         200            293             346
                                                                   --------       --------        --------
           Adjusted weighted average shares outstanding
             and assumed conversions...........................      10,028          9,964           9,861
                                                                   ========       ========        ========

         Net income applicable to common stock.................    $  6,367       $  3,184        $  9,556
                                                                   ========       ========        ========
         Net income per common share:
            Basic..............................................    $   0.65       $   0.33        $   1.00
                                                                   ========       ========        ========
            Diluted............................................    $   0.63       $   0.32        $   0.97
                                                                   ========       ========        ========

(17) Segment Information

     The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies and workforce skills of the segments. The Electronics Group provides a wide range of manufacturing and technical services for a diversified customer base as an outsourced service provider. The Electronics Group also manufactures complex data storage systems, magnetic instruments, current sensors and other electronic products. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. Revenue derived from outsourced services for the Electronics Group accounted for 67%, 65% and 59% of total net revenue in 2001, 2000 and 1999, respectively. Revenue derived from outsourced services for the Industrial Group accounted for 15%, 12% and 15% of total net revenue in 2001, 2000 and 1999, respectively. There was no intersegment net revenue recognized for all years presented. The following table presents financial information for the reportable segments of the Company:




                                                                           Years ended December 31,
                                                                   ---------------------------------------
                                                                     2001           2000             1999
                                                                   --------       --------        --------
                                                                 (in thousands, except for per share data)
          Net revenue from unaffiliated customers:
            Electronics Group..................................    $207,282       $182,126        $164,963
            Industrial Group...................................      47,358         34,445          37,167
                                                                   --------       --------        --------
                                                                   $254,640       $216,571        $202,130
                                                                   ========       ========        ========
          Gross profit:
            Electronics Group..................................    $ 37,385       $ 36,272        $ 37,873
            Industrial Group...................................       6,162          4,041           7,076
                                                                   --------       --------        --------
                                                                   $ 43,547       $ 40,313        $ 44,949
                                                                   ========       ========        ========

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                         Years ended December 31,
                                                                ------------------------------------------
                                                                    2001           2000           1999
                                                                -----------     ----------     -----------
                                                                              (in thousands)
         Operating income:
           Electronics Group ..............................     $    12,903     $    6,935     $    12,005
           Industrial Group ...............................           3,563          1,648           4,930
           General, corporate and other ...................          (3,436)        (3,106)         (2,769)
                                                                -----------     ----------     -----------
                                                                $    13,030     $    5,477     $    14,166
                                                                ===========     ==========     ===========
         Total assets:
           Electronics Group ..............................     $   121,228     $  124,523     $   106,229
           Industrial Group ...............................          73,820         37,851          26,714
           General, corporate and other ...................          16,396         16,748          15,621
                                                                -----------     ----------     -----------
                                                                $   211,444     $  179,122     $   148,564
                                                                ===========     ==========     ===========
         Depreciation and amortization:
           Electronics Group ..............................     $     7,951     $    8,037     $     6,551
           Industrial Group ...............................           1,694          1,109             902
           General, corporate and other ...................             211            205             129
                                                                -----------     ----------     -----------
                                                                $     9,856     $    9,351     $     7,582
                                                                ===========     ==========     ===========
         Capital expenditures:
           Electronics Group ..............................     $     7,917     $    7,971     $     6,327
           Industrial Group ...............................          19,547         15,546           7,134
           General, corporate and other ...................             159            369             982
                                                                -----------     ----------     -----------
                                                                $    27,623     $   23,886     $    14,443
                                                                ===========     ==========     ===========


     The Company attributes net revenue to countries based upon the location of its operations. Export sales from the United States totaled $23,890,000, $25,250,000 and $30,061,000 in 2001, 2000 and 1999, respectively.

(18) Quarterly Financial Information (Unaudited)

     The following is an analysis of certain items in the consolidated income statements by quarter for the years ended December 31, 2001 and 2000:

                                                2001                                        2000
                             ------------------------------------------  ------------------------------------------
                                First     Second      Third     Fourth      First     Second      Third     Fourth
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                    (in thousands, except for per share data)
Net revenue ............     $  58,035  $  63,152  $  65,228  $  68,225  $  50,697  $  52,118  $  53,887  $  59,869
Gross profit ...........        10,164     10,914     11,063     11,406     10,754     11,353      9,090      9,116
Operating income .......         2,577      2,912      3,501      4,040      1,182      2,739        707        849
Net income .............         1,019      1,209      1,760      2,379        179      1,368         90      1,547
Net income per
 common share:
   Basic ...............     $    0.10  $    0.12  $    0.18  $    0.24  $    0.02  $    0.14  $    0.01  $    0.16
   Diluted .............     $    0.10  $    0.12  $    0.18  $    0.23  $    0.02  $    0.14  $    0.01  $    0.16


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Section 16(a) Beneficial Ownership Reporting Compliance," "Election of Directors," and "Executive Officers, " which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 11.  Executive Compensation

          The information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Election of Directors - Board of Directors and Committees of the Board," "Compensation of Directors, " "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Performance Graph, " "Executive Compensation, " and "Employment Contracts and Termination, Severance and Change of Control Arrangements," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

     3.   Exhibits


  Exhibit
  Number      Description
  ------      -----------

     2        Fourth Amended and Restated Agreement and Plan of Reorganization dated February 5, 1998 by and among Group Financial Partners, Inc., Group Technologies Corporation, Bell Technologies,
              Inc. and Tube Turns Technologies, Inc. (incorporated by reference to Appendix A to the
              Prospectus included in the Company's Registration Statement on Form S-4/A filed February 12,
              1998 (No. 333-20299)).

    3.1       Certificate of Incorporation of the Company (incorporated by reference to Appendix H to the
              Prospectus included in the Company's Registration Statement on Form S-4/A filed February 12,
              1998 (No. 333-20299)).

    3.2       Bylaws of the Company (incorporated by reference to Appendix I to the Prospectus included in the Company's Registration Statement on Form S-4/A filed February 12, 1998 (No. 333-20299)).

    4.1       Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999).

    4.2       Rights Agreement dated as of October 23, 2001 between the Company and LaSalle Bank National
              Association, as Rights Agent, including as Exhibit A the Form of Certificate of Designation
              and as Exhibit B the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on October 23, 2001 (Commission File No. 000-24020)).

   10.1       Purchase and Sale Agreement among Honeywell Inc., Defense Communications Products Corporation
              (prior name of Group Technologies Corporation) and Group Financial Partners, Inc. dated May 21, 1989
              (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1
              filed May 18, 1994 (Registration No. 33-76326)).

   10.2       Purchase and Sale Agreement among Alliant Techsystems Inc., MAC Acquisition I, Inc. and Group
              Technologies Corporation dated December 31, 1992 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

   10.3       Purchase and Sale Agreement among Philips Electronic North America Corporation and Group
              Technologies Corporation dated June 25, 1993 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326).

   10.4       Stock and Asset Purchase and Sale Agreement among Group Technologies Corporation, Group
              Technologies Mexican Holding Company, SCI Systems, Inc., SCI Systems de Mexico S.A. de C.V.
              and SCI Holdings, Inc. dated June 30, 1997 (incorporated by reference to Exhibit 2.1 to the
              Company's Form 8-K filed on July 15, 1997 (Commission File No. 000-24020)).


  Exhibit
  Number      Description
  -------     -----------
  10.5        Asset Purchase Agreement among Datatape Incorporated, Delta Tango, Inc., Metrum-D, Inc., Impactdata, Inc. and
              M. Stuart Millar dated November 12, 1997 (incorporated by reference to Exhibit 2.11 to the Company's Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

  10.6        1999 Amended and Restated Loan Agreement between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies,
              Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated October 27, 1999
              (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999 filed on February 25, 2000 (Commission File No. 000-24020)).

  10.6.1      2000A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc.,
              Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated November 9, 2000
              (incorporated by reference to Exhibit 10.6.1 to the Company's Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

  10.6.2      2001A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc.,
              Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated February 15, 2001
              (incorporated by reference to Exhibit 10.6.2 to the Company's Form 10-Q for the quarterly period ended April 1, 2001 filed on April 30, 2001 (Commission File No. 000-24020)).

  10.6.3      2002A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement,
              Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion,
              LLC dated December 21, 2001.

  10.7        Lease between John Hancock Mutual Life Insurance Company and Honeywell, Inc. dated April 27, 1979; related Notice of
              Assignment from John Hancock Mutual Life Insurance Company to Sweetwell Industrial Associates, L.P., dated July 10,
              1986; related Assignment and Assumption of Lease between Honeywell, Inc. and Defense Communications Products
              Corporation (prior name of Group Technologies Corporation) dated May 21, 1989; and related Amendment I to Lease
              Agreement between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 25, 1991, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.2 to the Company's Registration
              Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

  10.7.1      Agreement related to Fourth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies
              Corporation dated November 1, 2000, regarding Tampa industrial park property (incorporated by reference to Exhibit
              10.8.1 to the Company's Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File
              No. 000-24020)).

  10.8        Lease between Metrum-Datatape, Inc. (assignee of Metrum, Inc.) and Alliant Techsystems, Inc. dated March 29, 1993 and amended July 29, 1993, May 2, 1994, November 14, 1995, December 4, 1996 and February 12, 1998 regarding 4800 East Dry
              Creek Road Property (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

  10.8.1      Sublease between Pharmacia & Upjohn Company and Metrum-D, Inc. dated November 14, 1997 (incorporated by reference to
              Exhibit 10.26 to the Company's Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998
              (Commission File No. 000-24020)).

  10.8.2      Amendment of Sublease between Pharmacia & Upjohn Company and Metrum-Datatape, Inc. dated August 6, 1998 (incorporated by reference to Exhibit 10.10.1 to the Company's Form 10-K for the fiscal year ended December 31, 2000 filed on
              March 2, 2001 (Commission File No. 000-24020)).

  10.9*       Sypris Solutions, Inc. Stock Option Plan, Restated effective December 17, 1996, dated January 22, 1990 (incorporated by reference to Exhibit 10.22.2 to the Company's Form 10-K for the fiscal year ended December 31, 1996 filed on
              March 31, 1997 (Commission File No. 000-24020)).



  Exhibit
  Number      Description
  -------     -----------
  10.10*      Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees as Amended and Restated effective July 1, 1998, dated
              October 27, 1994 (incorporated by reference to Exhibit 4 to the Company's Form S-8 filed on September 2, 1998
              (Registration No. 333-62781)).

  10.11*      Sypris Solutions, Inc. Share Performance Program For Stock Option Grants dated July 1, 1998 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998
              (Commission File No. 000-24020)).

  10.12*      Sypris Solutions, Inc. Independent Directors' Stock Option Plan as Amended and Restated effective February 23, 1999, dated October 27, 1994 (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999 (Commission File No. 000-24020)).

  10.13*      Sypris Solutions, Inc. Independent Directors Compensation Program Amended and Restated on April 28, 1998, dated
              September 1, 1995 (incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

  10.14*      Sypris Solutions, Inc. Profit Sharing Bonus Plan, effective as of January 3, 2000 (incorporated by reference to
              Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001
              (Commission File No. 000-24020)).

  10.15*      Group Technologies Corporation Profit Sharing Bonus Plan, effective as of January 3, 2000 (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001
              (Commission File No. 000-24020)).

  10.16*      Tube Turns Technologies, Inc. Profit Sharing Bonus Plan, effective as of January 3, 2000 (incorporated by reference to
              Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001
              (Commission File No. 000-24020)).

  10.17*      Sypris Solutions, Inc. Executive Bonus Plan, effective as of January 2, 2001 (incorporated by reference to
              Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001
              (Commission File No. 000-24020)).

  10.18*      Employment Agreement by and between Metrum-Datatape, Inc. and G. Darrell Robertson dated February 28, 2000
              (incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

  10.19       Asset Purchase Agreement dated April 6, 2001 by and between Tube Turns Technologies, Inc. and Dana Corporation as
              amended by a First Amendment dated May 4, 2001 and as amended by a Second Amendment on May 15, 2001 (incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2001 filed on July 30,
              2001 (Commission File No. 000-24020)).

  21          Subsidiaries of the Company

   23         Consent of Ernst & Young LLP

* Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

         Form 8-K dated and filed by the Company on October 23, 2001, which reported the adoption of a stockholder rights plan, the terms and conditions of the rights, and the initial issuance of the rights to stockholders of record as of November 7, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 31, 2002.

                                                SYPRIS SOLUTIONS, INC.
                                                     (Registrant)


                                                 /s/ Jeffrey T. Gill
                                    --------------------------------------------
                                                  (Jeffrey T. Gill)
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2002:

             /s/ Robert E. Gill                               Chairman of the Board
--------------------------------------------
              (Robert E. Gill)


             /s/ Jeffrey T. Gill                              President, Chief Executive Officer and Director
--------------------------------------------
              (Jeffrey T. Gill)


            /s/ David D. Johnson                              Vice President and Chief Financial Officer
--------------------------------------------                  (Principal Financial Officer)
             (David D. Johnson)


            /s/ Anthony C. Allen                              Vice President and Controller
--------------------------------------------                  (Principal Accounting Officer)
             (Anthony C. Allen)


             /s/ Henry F. Frigon                              Director
--------------------------------------------
              (Henry F. Frigon)


              /s/ R. Scott Gill                               Director
--------------------------------------------
               (R. Scott Gill)


            /s/ William L. Healey                             Director
--------------------------------------------
             (William L. Healey)


            /s/ Roger W. Johnson                              Director
--------------------------------------------
             (Roger W. Johnson)


           /s/ Sidney R. Petersen                             Director
--------------------------------------------
            (Sidney R. Petersen)


              /s/ Robert Sroka                                Director
--------------------------------------------
               (Robert Sroka)

                                                                     SCHEDULE II

                             SYPRIS SOLUTIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                              Balance at    Charged to     Charged to                     Balance at
                                              Beginning      Costs and        Other                         End of
                                              of Period      Expenses       Accounts      Deductions        Period
                                             -----------   -----------     ----------     ----------      ----------
                                                          (in thousands)
Allowance for doubtful accounts:

Year ended December 31, 2001 ............    $       679   $       122     $       --     $     (26)(1)   $     775
                                             ===========   ===========     ==========     =========       =========
Year ended December 31, 2000 ............    $       670   $        18     $       --     $      (9)(1)   $     679
                                             ===========   ===========     ==========     =========       =========
Year ended December 31, 1999 ............    $       836   $      (129)    $       --     $     (37)(1)   $     670
                                             ===========   ===========     ==========     =========       =========
Reserve for inactive, obsolete and
 unsalable inventory:

Year ended December 31, 2001 ............    $     3,004   $       432     $      500(4)  $     (15)(2)   $   3,921
                                             ===========   ===========     ==========     =========       =========
Year ended December 31, 2000 ............    $     2,669   $       453     $       --     $    (118)(2)   $   3,004
                                             ===========   ===========     ==========     =========       =========
Year ended December 31, 1999 ............    $     4,024   $       446     $       --     $  (1,801)(3)   $   2,669
                                             ===========   ===========     ==========     =========       =========

(1)    Uncollectible accounts written off.
(2)    Inactive, obsolete and unsalable inventory written off.
(3) Includes $180,000 for inactive, obsolete and unsalable inventory written off and a $1,621,000 reclassification to costs relating to long-term contracts to conform to the presentation for the year ended December 31, 2000.
(4)    Excess and obsolete reserve assumed in acquisition.