Form 10-K405/A
period 2001-12-31
SYPRIS SOLUTIONS INC
filed 2002-02-20
CIK 864240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 1


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

    3.1       Certificate of Incorporation of the Company, as amended.

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

  10.6.3**    2002A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement,
              Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion,
              LLC dated December 21, 2001.

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

  21**        Subsidiaries of the Company

  23**        Consent of Ernst & Young LLP

 * Management contract or compensatory plan or arrangement.
** Previously filed.

(b)  Reports on Form 8-K

         Form 8-K dated and filed by the Company on October 23, 2001, which reported the adoption of a stockholder rights plan, the terms and conditions of the rights, and the initial issuance of the rights to stockholders of record as of November 7, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2002.

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