Form 10-Q
period 2001-03-31
SYPRIS SOLUTIONS INC
filed 2002-04-29
CIK 864240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-Q

(Mark One)

      X       Quarterly  report pursuant to Section 13 or 15(d) of the
   ------
              Securities Exchange Act of 1934. For the quarterly period ended
              March 31, 2002.

                                       or

              Transition report pursuant to Section 13 or 15(d) of the
   ------
              Securities  Exchange Act of 1934. For the transition period from
                                 to                  .
              -----------------      ----------------



                         Commission file number: 0-24020

                             SYPRIS SOLUTIONS, INC.

             (Exact name of registrant as specified in its charter)


              Delaware                                        61-1321992
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

                         ______________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No____.
                                       ---
As of April 24, 2002 the registrant had 14,060,126 shares of common stock outstanding.


                                Table of Contents

PART I.    FINANCIAL INFORMATION
           ITEM 1.    FINANCIAL STATEMENTS

                      Consolidated Income Statements for the Three Months Ended March 31, 2002 and
                        April 1, 2001 .......................................................................     2

                      Consolidated Balance Sheets at March 31, 2002 and December 31, 2001 ...................     3

                      Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002
                        and April 1, 2001 ...................................................................     4

                      Notes to Consolidated Financial Statements ............................................     5

           ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS ............................................................................     8

           ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............................    12

PART II.   OTHER INFORMATION

           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ......................................................    12

SIGNATURES ..................................................................................................    13

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                             SYPRIS SOLUTIONS, INC.

                         CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except for per share data)

                                                      Three Months Ended
                                                  -----------------------------

                                                    March 31,      April 1,
                                                      2002           2001
                                                  -----------     -------------
                                                          (Unaudited)

Net revenue:
   Outsourced services .........................  $    52,661     $    46,018
   Products ....................................        9,872          12,017
                                                  -----------     -----------

      Total net revenue ........................       62,533          58,035

Cost of sales:
   Outsourced services .........................       44,813          39,991
   Products ....................................        6,591           7,880
                                                  -----------     -----------

     Total cost of sales .......................       51,404          47,871
                                                  -----------     -----------

     Gross profit ..............................       11,129          10,164

Selling, general and administrative ............        6,514           6,575
Research and development .......................          831             677
Amortization of intangible assets ..............           51             335
                                                  -----------     -----------

     Operating income ..........................        3,733           2,577

Interest expense, net ..........................        1,082           1,129
Other income, net ..............................          (29)           (152)
                                                  -----------     -----------

     Income before income taxes ................        2,680           1,600

Income tax expense .............................          855             581
                                                  -----------     -----------

     Net income ................................  $     1,825     $     1,019
                                                  ===========     ===========

Earnings per share:
     Basic .....................................  $      0.18     $      0.10
     Diluted ...................................  $      0.17     $      0.10

Weighted average shares outstanding:

     Basic .....................................       10,169           9,723
     Diluted ...................................       10,742           9,900


         The accompanying notes are an integral part of the consolidated financial statements.

                             Sypris Solutions, Inc.

                           Consolidated Balance Sheets
                      (in thousands, except for share data)

                                                                                          March 31,    December 31,
                                                                                            2002           2001
                                                                                        -----------    -----------
                                                                                         (Unaudited)
                                     Assets

Current assets:
   Cash and cash equivalents ........................................................   $    27,247     $    13,232
   Accounts receivable, net .........................................................        42,930          39,758
   Inventory, net ...................................................................        63,012          60,574
   Other current assets .............................................................         8,465           7,991
                                                                                        -----------     -----------

     Total current assets ...........................................................       141,654         121,555

Property, plant and equipment, net ..................................................        73,457          70,452

Intangible assets, net ..............................................................        15,875          15,926

Other assets ........................................................................         4,018           3,511
                                                                                        -----------     -----------

                                                                                        $   235,004     $   211,444
                                                                                        ===========     ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable .................................................................   $    26,188     $    26,828
   Accrued liabilities ..............................................................        18,137          19,902
   Current portion of long-term debt ................................................            --           7,500
                                                                                        -----------     -----------

     Total current liabilities ......................................................        44,325          54,230

Long-term debt ......................................................................        62,500          80,000
Other liabilities ...................................................................         6,824           7,094
                                                                                        -----------     -----------

     Total liabilities ..............................................................       113,649         141,324

Stockholders' equity:
   Preferred stock, par value $.01 per share, 989,000 shares authorized;
     no shares issued ...............................................................            --              --
   Series A preferred stock, par value $.01 per share, 11,000 shares
     authorized; no shares issued ...................................................            --              --
   Common stock, non-voting, par value $.01 per share, 10,000,000 shares
     authorized; no shares issued ...................................................            --              --
   Common stock, par value $.01 per share, 20,000,000 shares authorized;
     3,547,853 and 9,898,675 shares issued and outstanding in 2002 and 2001,
     respectively ...................................................................           135              99
   Additional paid-in capital .......................................................        74,697          25,490
   Retained earnings ................................................................        48,252          46,427
   Accumulated other comprehensive income (loss) ....................................        (1,729)         (1,896)
                                                                                        -----------     -----------

     Total stockholders' equity .....................................................       121,355          70,120
                                                                                        -----------     -----------

                                                                                        $   235,004     $   211,444
                                                                                        ===========     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             SYPRIS SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                            Three Months Ended
                                                                                        ---------------------------
                                                                                          March 31,      April 1,
                                                                                            2002           2001
                                                                                        -----------     -----------
                                                                                                (Unaudited)
Cash flows from operating activities:
   Net income .......................................................................   $     1,825     $     1,019
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization .................................................         2,680           2,328
      Other noncash charges .........................................................           257             150
      Changes in operating assets and liabilities:
        Accounts receivable .........................................................        (3,290)           (259)
        Inventory ...................................................................        (2,470)         (4,108)
        Other assets ................................................................          (483)          2,330
        Accounts payable ............................................................         1,002           5,135
        Accrued liabilities .........................................................        (1,635)             98
                                                                                        -----------     -----------

         Net cash (used in) provided by operating activities ........................        (2,114)          6,693

Cash flows from investing activities:
   Capital expenditures .............................................................        (7,602)         (8,114)
   Proceeds from sale of assets .....................................................             -              66
   Changes in nonoperating assets and liabilities ...................................          (433)           (254)
                                                                                        -----------     -----------

         Net cash used in investing activities ......................................        (8,035)         (8,302)

Cash flows from financing activities:
   Net (decrease) increase in debt under revolving credit agreements ................       (25,000)            625
   Proceeds from issuance of common stock ...........................................        49,164             139
                                                                                        -----------     -----------

         Net cash provided by financing activities ..................................        24,164             764
                                                                                        -----------     -----------

Net increase (decrease) in cash and cash equivalents ................................        14,015            (845)

Cash and cash equivalents at beginning of period ....................................        13,232          14,674
                                                                                        -----------     -----------

Cash and cash equivalents at end of period ..........................................   $    27,247     $    13,829
                                                                                        ===========     ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             SYPRIS SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Nature of Business

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

(2)      Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, "Sypris" or the "Company"), Sypris Electronics, LLC, Sypris Test & Measurement, Inc., Sypris Data Systems, Inc., and Sypris Technologies, Inc., and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2001 as presented in the Company's annual report on Form 10-K.

(3)      Earnings Per Share

         There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per share is as follows (in thousands):

                                                                                            Three Months Ended
                                                                                        ---------------------------
                                                                                          March 31,        April 1,
                                                                                            2002             2001
                                                                                        -----------     -----------
                                                                                                (Unaudited)
         Shares used to compute basic earnings per share ...................                 10,169           9,723
         Dilutive effect of stock options ..................................                    573             177
                                                                                        -----------     -----------

         Shares used to compute diluted earnings per share .................                 10,742           9,900
                                                                                        ===========     ===========

(4)      Inventory

         Inventory consists of the following (in thousands):

                                                                                          March 31,     December 31,
                                                                                            2002           2001
                                                                                        -----------     -----------
                                                                                         (Unaudited)
         Raw materials ..............................................................   $    16,036     $    19,003
         Work in process ............................................................        14,306           9,661
         Finished goods .............................................................         3,645           5,450
         Costs relating to long-term contracts and programs, net of
           amounts attributed to revenue recognized to date .........................        38,234          37,908
         Progress payments related to long-term contracts and programs ..............        (3,902)         (6,540)
         LIFO reserve ...............................................................        (1,126)           (987)
         Reserve for excess and obsolete inventory ..................................        (4,181)         (3,921)
                                                                                        -----------     -----------
                                                                                        $    63,012     $    60,574
                                                                                        ===========     ===========

(5)      Segment Data

         The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized in either of the periods presented. The following table presents financial information for the reportable segments of the Company for the three months ended March 31, 2002 and April 1, 2001 (in thousands):

                                                                                            Three Months Ended
                                                                                        ---------------------------
                                                                                          March 31,      April 1,
                                                                                            2002           2001
                                                                                        -----------     -----------
                                                                                                (Unaudited)
         Net revenue from unaffiliated customers:

          Electronics Group .........................................................   $    44,076     $    50,081
          Industrial Group ..........................................................        18,457           7,954
                                                                                        -----------     -----------
                                                                                        $    62,533     $    58,035
                                                                                        ===========     ===========

         Gross profit:
          Electronics Group .........................................................   $     8,688     $     9,300
          Industrial Group ..........................................................         2,441             864
                                                                                        -----------     -----------
                                                                                        $    11,129     $    10,164
                                                                                        ===========     ===========

         Operating income:
          Electronics Group .........................................................   $     3,150     $     3,233
          Industrial Group ..........................................................         1,458             398
          General, corporate and other ..............................................          (875)         (1,054)
                                                                                        -----------     -----------
                                                                                        $     3,733     $     2,577
                                                                                        ===========     ===========

(6)      Commitments and Contingencies

         The Company's Sypris Technologies subsidiary is a co-defendant in two lawsuits arising out of an explosion at a coker plant owned by Exxon Mobil Corporation located in Baton Rouge, Louisiana. In each of these lawsuits, it is alleged that a carbon steel pipe elbow that Sypris Technologies manufactured was improperly installed and the failure of which caused the explosion. One of the actions was brought by Exxon Mobil in 1994 in state district court in Louisiana and claims damages for destruction of the plant, which Exxon Mobil estimates exceed one hundred million dollars. Sypris Technologies is a co-defendant in this action with the fabricator who built the pipeline into which the elbow was incorporated and with the general contractor for the plant. The second action is a class action suit also filed in 1994 in federal court in Louisiana on behalf of the residents living around the plant and claims unspecified damages. Sypris Technologies is a co-defendant in this action with Exxon Mobil, the contractor and the fabricator. In both actions, the Company maintains that the carbon steel pipe elbow at issue was appropriately marked as carbon steel and was improperly installed, without Sypris Technologies' knowledge, by the fabricator and general contractor in circumstances that required the use of a chromium steel elbow. Although the Company believes these defenses to be meritorious, there can be no assurance that the Company will not be found liable for some or all of the alleged damages. If the Company was to be found liable and the damages exceeded available insurance coverage, the impact could materially and adversely affect the Company's financial condition and results of operations.

         The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(7)      Adoption of Recently Issued Accounting Standard

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company completed the first of the required impairment tests of goodwill and indefinite lived intangible assets during the three months ended March 31, 2002 and no adjustment to the carrying value of goodwill was required.

         The nonamortization of goodwill has increased the Company's net income and earnings per share. Following are pro forma results assuming goodwill had not been amortized prior to January 1, 2002 (in thousands, except for per share data):

                                                                                            Three Months Ended
                                                                                        ---------------------------
                                                                                          March 31,      April 1,
                                                                                            2002           2001
                                                                                        -----------     -----------
                                                                                                (Unaudited)
          Reported net income .......................................................   $     1,825     $     1,019
          Adjustment for amortization of goodwill ...................................             -             183
                                                                                        -----------     -----------

          Adjusted net income .......................................................   $     1,825     $     1,202
                                                                                        ===========     ===========

          Basic earnings per share as reported ......................................   $      0.18     $      0.10
          Adjustment for amortization of goodwill ...................................             -            0.02
                                                                                        -----------     -----------

          Adjusted basic earnings per share .........................................   $      0.18     $      0.12
                                                                                        ===========     ===========

          Diluted earnings per share as reported ....................................   $      0.17     $      0.10
          Adjustment for amortization of goodwill ...................................             -            0.02
                                                                                        -----------     -----------

          Adjusted diluted earnings per share .......................................   $      0.17     $      0.12
                                                                                        ===========     ===========

         There has been no change to the carrying value of the Company's goodwill since January 1, 2002. Goodwill at March 31, 2002 for the Electronics Group and the Industrial Group was $13,818,000 and $440,000, respectively. The Company's intangible assets subject to amortization and the related amortization expense are not material to the Company's consolidated financial position or results of operations, respectively.

(8)      Issuance of Common Stock

         On March 26, 2002, the Company completed a public stock offering of 3,600,000 shares of its common stock at $14.50 per share and generated proceeds, after underwriting discounts and estimated expenses, of approximately $48,844,000. On April 19, 2002, an over-allotment option was exercised for 500,000 shares at $14.50 per share and generated proceeds, after underwriting discounts and estimated expenses, of approximately $6,785,000. The proceeds of the offering were used to repay debt of $30,000,000 during March 2002 and $22,500,000 during April 2002.

(9)      Income Taxes

         The Company's effective tax rate for the three months ended March 31, 2002 was 31.9%. Reconciling items between the federal statutory income tax rate and the effective tax rate include management's estimate for 2002 of research and development tax credits, state income tax benefits and certain other permanent differences.

(10)     Accumulated Other Comprehensive Income

         The aggregate fair market value of all interest rate swap agreements decreased from $728,000 at December 31, 2001 to $461,000 at March 31, 2002 and was included in other liabilities on the consolidated balance sheet. The change in fair market value, net of tax of $100,000, was recorded as other comprehensive income during the three months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth certain financial data, expressed as a percentage of net revenue, derived from the Company's consolidated income statements for the three months ended March 31, 2002 and April 1, 2001.

                                                         Three Months Ended
                                                    ---------------------------
                                                      March 31,      April 1,
                                                        2002           2001
                                                    -----------     -----------
Net revenue:
   Electronics Group .............................       70.5%            86.3%
   Industrial Group ..............................       29.5             13.7
                                                    ---------         --------
   Total net revenue .............................      100.0            100.0
Cost of sales ....................................       82.2             82.5
                                                    ---------         --------
Gross profit .....................................       17.8             17.5
Selling, general and administrative ..............       10.4             11.3
Research and development .........................        1.3              1.2
Amortization of intangible assets ................        0.1              0.6
                                                    ---------         --------
Operating income .................................        6.0%             4.4%
                                                    =========         ========
Net income .......................................        2.9%             1.8%
                                                    =========         ========

         For reporting purposes, the operations of Sypris Electronics, Sypris Test & Measurement and Sypris Data Systems are included in the Electronics Group, and Sypris Technologies' operations are included in the Industrial Group. Segment discussion is included in the following discussion and analysis of our consolidated results of operations.

         Net Revenue. Net revenue was $62.5 million for the first quarter of 2002, an increase of $4.5 million, or 7.8%, from $58.0 million for the first quarter of 2001. Backlog at March 31, 2002 was $162.4 million, an increase of $11.8 million from $150.6 million at April 1, 2001. Backlog for our Electronics Group and Industrial Group at March 31, 2002 was $116.9 million and $45.5 million, respectively.

         Net revenue for our Electronics Group for the first quarter of 2002 was $44.1 million, a decrease of $6.0 million, or 12.0%, from $50.1 million for the first quarter of 2001. Net revenue from manufacturing services decreased $2.2 million in the first quarter of 2002, primarily due to the completion of certain contracts with aerospace and defense customers during 2001. Although we began production on new contract awards during the second half of 2001 and the first quarter of 2002, revenue derived from the new contracts only partially offset the volume decline attributable to the completion of the mature contracts. Net revenue from other outsourced services decreased $1.8 million in the first quarter of 2002 due to weak economic conditions and a slowdown in the commercial avionics market, which negatively impacted our customers' demand for test and measurement services. We also divested a test facility in the third quarter of 2001, which accounted for net revenue of $0.9 million in the first quarter of 2001. Net revenue from product sales decreased $2.0 million in the first quarter of 2002, primarily due to lower sales quantities of data systems products. We expect quarterly net revenue to show sequential growth during 2002; however, production schedules for the new manufacturing services' contracts with our aerospace and defense customers combined with economic pressures on our customers for other outsourced services is expected to keep revenue levels at or below comparable prior periods until the fourth quarter of 2002.

         Net revenue for our Industrial Group for the first quarter of 2002 was $18.4 million, an increase of $10.5 million, or 132.0%, from $7.9 million for the first quarter of 2001. The contract with Dana Corporation, which began in the second quarter of 2001 for fully machined, heavy-duty truck axle shafts and other drive train components, generated outsourced services revenue of $8.3 million for the first quarter of 2002. Excluding the Dana contract, our Industrial Group's net revenue increased $2.2 million for the first quarter of 2002 over the prior period. The increase in net revenue was primarily due to increased production volume for a new contract under which we began supplying light axle shafts to Visteon Corporation. The Visteon contract was modified in April 2002 and now includes light axle shafts for the Ford F-150, F-250, F-350 and Ranger series pickup trucks, Ford Expedition and Mustang GT, and the Lincoln Navigator. We expect quarterly net revenue to continue to increase during 2002, primarily due to the Visteon contract and the full year impact of the Dana contract.

         Gross Profit. Gross profit for the first quarter of 2002 was $11.1 million, an increase of $0.9 million, or 9.5%, from $10.2 million for the first quarter of 2001. Gross margin for the first quarter of 2002 increased to 17.8% from 17.5% for the first quarter of 2001.

         Gross profit for our Electronics Group for the first quarter of 2002 was $8.7 million, a decrease of $0.6 million, or 6.6%, from $9.3 million for the first quarter of 2001. The decrease in gross profit was attributable to the lower sales volume of our data systems products as compared to the year-earlier period. Gross margin on product sales was only slightly below the prior year; however, the volume decline produced a $0.8 million reduction in gross profit. Gross margin from manufacturing and other outsourced services improved in excess of 200 basis points over the prior year, which yielded a $0.2 million increase in gross profit despite the combined revenue decrease of $4.0 million.

         Gross profit for our Industrial Group for the first quarter of 2002 was $2.4 million, an increase of $1.5 million or 182.5% from $0.9 million for the first quarter of 2001. The increase in gross profit was attributable to our revenue growth in the heavy-duty truck market resulting primarily from the Dana contract. Start-up costs and manufacturing inefficiencies related to our initial production under the Visteon contract limited the profit contribution from this new business. We expect profitability to improve during 2002 as production reaches full volumes and our manufacturing cost targets are achieved.

         Selling, General and Administrative. Selling, general and administrative expense for the first quarter of 2002 was $6.5 million, or 10.4% of net revenue, as compared to $6.6 million, or 11.3% of net revenue for the first quarter of 2001. The decline in selling, general and administrative expense was primarily attributable to decreased selling expenses and commissions related to lower product sales for our Electronics Group.

         Research and Development. Research and development expense for the first quarter of 2002 was $0.8 million, or 1.3% of net revenue, as compared to $0.7 million, or 1.2% of net revenue for the first quarter of 2001. The increase in research and development expense was attributable to our Electronics Group and was related to new product releases for the data systems product lines.

         Amortization of Intangible Assets. Amortization of intangible assets for the first quarter of 2002 was $0.1 million, a decrease of $0.2 million, or 84.8% compared to $0.3 million for the first quarter of 2001. Amortization of goodwill and indefinite lived intangible assets ceased when we adopted SFAS No. 142 effective January 1, 2002.

         Interest Expense, Net. Interest expense for the first quarter of 2002 was $1.1 million, which is consistent with the amount reported for the first quarter of 2001. Interest expense attributable to increased borrowings for the first quarter of 2002 was offset by a reduction in interest rates. Our weighted average debt outstanding increased to approximately $87.4 million for the first quarter of 2002 from approximately $63.4 million for the first quarter of 2001. This increase reflected the $11.5 million acquisition from Dana made by our Industrial Group in May 2001 and capital expenditures during 2001 to support new business opportunities. The weighted average interest rate for the first quarter of 2002 was approximately 4.8% as compared to approximately 9.2% for the prior period. There was no capitalized interest during for the first quarter of 2002 as compared to $0.4 million for the first quarter of 2001.

         Income Taxes. Income tax expense was $0.9 million for the first quarter of 2002 as compared to $0.6 million for the first quarter of 2001. The effective tax rate for the first quarter of 2002 was 31.9% as compared to 36.3% for the first quarter of 2002. The lower effective tax rate for the first quarter of 2002 was principally due to tax credits and state income tax benefits that we expect to realize during 2002.

Liquidity, Capital Resources and Financial Condition

         Net cash used in operating activities was $2.1 million for the first quarter of 2002, as compared to net cash provided by operating activities of $6.7 million for the first quarter of 2001. Accounts receivable increased by $3.3 million, primarily due to the timing of shipments during the first quarter of 2002 on the Visteon contract. Inventory increased by $2.5 million during the first quarter of 2002, primarily to support expected shipments on certain aerospace and defense manufacturing services contracts. Accounts payable decreased $0.6 million, excluding the impact of open accounts payable at the end of the first quarter of 2002 and at December 31, 2001 related to capital expenditures. Accrued liabilities decreased $1.6 million during the first quarter of 2002, primarily due to tax payments and payroll accruals.

         Net cash used in investing activities was $8.0 million for the first quarter of 2002 as compared to $8.3 million for the first quarter of 2001. Capital expenditures for our Electronics Group and Industrial Group totaled $2.0 million and $5.5 million, respectively, for the first quarter of 2002. Capital expenditures for our Electronics Group were principally comprised of manufacturing, assembly and test equipment. Our Industrial Group's capital expenditures included new forging and machining equipment to increase and expand the range of production capabilities.

         Net cash provided by financing activities was $24.2 million for the first quarter of 2002 as compared to $0.8 million for the first quarter of 2001. We received net proceeds of $48.8 million for our public stock offering which closed on March 26, 2002. Proceeds from the offering were used to reduce debt by $30.0 million during March 2002, and will be used to further reduce debt in the second quarter. In January 2002, prior to the offering, our debt increased by $5.0 million.

         We had total availability for borrowings and letters of credit under the revolving credit facility of $37.5 million at March 31, 2002, which, when combined with the cash balance of $27.2 million, provides for total cash and borrowing capacity of $64.7 million. Maximum borrowings on the revolving credit facility are $100.0 million, subject to a $15.0 million limit for letters of credit. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group.

         Our principal commitments at March 31, 2002 consisted of repayments of borrowings under the credit agreement and obligations under operating leases for certain of our real property and equipment. We also had purchase commitments totaling approximately $4.1 million at March 31, 2002, primarily for manufacturing equipment.

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

Forward-looking Statements

         This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similar forward-looking statements are made periodically in reports to the Securities and Exchange Commission, press releases, reports and documents and in written and oral presentations to investors, stockholders, analysts and others, regarding future results or expected developments. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we cannot assure that the expectations contained in such statements will be achieved. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from those suggested in this report, including, among others: our dependence on our current management; the risks and uncertainties present in our business; business conditions and growth in the general economy and the electronics and industrial markets served by us; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with our manufacturing facilities; our ability to successfully manage growth; as well as other factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

           On July 26, 2001, we entered into interest rate swap agreements with three banks that effectively convert a portion of our variable rate debt to a fixed rate basis through July 2003. We entered into interest rate swap agreements as a means to reduce the impact of interest rate changes on future interest expense. Approximately 48% ($30.0 million) of our outstanding debt was covered under the interest rate swap agreements at March 31, 2002. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Excluding the borrowings included in the interest rate swap agreements, all other borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate, or certain alternative short-term rates, plus a margin (2.0% at March 31, 2002) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense of approximately $0.3 million on an annualized basis, based upon our debt outstanding at March 31, 2002. The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the near future.

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits:

   Exhibit
   Number             Description
   ------             -----------

     3.2              Bylaws of the Company.

    10.20 Underwriting Agreement dated March 20, 2002 among Sypris Solutions, Inc., Needham & Company, Inc. and A.G. Edwards & Sons, Inc.

    10.21 Sypris Solutions, Inc. Executive Bonus Plan, effective as of January 2, 2002, executed on or after April 1, 2002.

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SYPRIS SOLUTIONS, INC.
                                                   (Registrant)


Date:   April 29, 2002       By:               /s/ David D. Johnson
      -------------------        --------------------------------------------
                                               (David D. Johnson)
                                    Vice President & Chief Financial Officer

Date:   April 29, 2002       By:              /s/ Anthony C. Allen
      -------------------        --------------------------------------------
                                               (Anthony C. Allen)
                                  Vice President, Controller & Chief Accounting
                                                    Officer