Form 10-Q
period 2002-06-30
SYPRIS SOLUTIONS INC
filed 2002-07-29
CIK 864240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

     X     Quarterly  report pursuant to Section 13 or 15(d) of the Securities
   -----
           Exchange Act of 1934.
           For the quarterly period ended June 30, 2002.

                                       or

           Transition report pursuant to Section 13 or 15(d) of the Securities
   ______
           Exchange Act of 1934.
           For the transition period from _______ to ________.


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

                              ___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No ____
                                       -----

As of July 20, 2002, the Registrant had 14,111,141 shares of Common Stock outstanding.

                                      INDEX

Part I.    Financial Information

           Item 1.  Financial Statements

                    Consolidated Income Statements for the Three and Six
                      Months Ended June 30, 2002 and July 1, 2001 ....................   2

                    Consolidated Balance Sheets at June 30, 2002 and
                      December 31, 2001 ..............................................   3

                    Consolidated Statements of Cash Flows for the Six
                      Months Ended June 30, 2002 and July 1, 2001 ....................   4

                    Notes to Consolidated Financial Statements .......................   5

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..............................   9

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......  13

Part II.   Other Information

           Item 4.  Submission of Matters to a Vote of Security Holders ..............  14

           Item 6.  Exhibits and Reports on Form 8-K .................................  15

Signatures ...........................................................................  16

Part I.    Financial Information

Item 1.    Financial Statements

                             Sypris Solutions, Inc.

                         Consolidated Income Statements

                    (in thousands, except for per share data)

                                                              Three Months Ended             Six Months Ended
                                                          --------------------------    ---------------------------
                                                           June 30,        July 1,        June 30,        July 1,
                                                             2002           2001            2002           2001
                                                          -----------    -----------    -----------     -----------
                                                                  (Unaudited)                   (Unaudited)
Net revenue:
   Outsourced services ................................   $    61,082    $    52,246     $  113,743       $  98,264
   Products ...........................................        12,427         10,906         22,299          22,923
                                                          -----------    -----------     ----------       ---------

     Total net revenue ................................        73,509         63,152        136,042         121,187

Cost of sales:
   Outsourced services ................................        52,556         45,493         97,369          85,482
   Products ...........................................         8,071          6,745         14,662          14,627
                                                          -----------    -----------     ----------       ---------

     Total cost of sales ..............................        60,627         52,238        112,031         100,109
                                                          -----------    -----------     ----------       ---------

     Gross profit .....................................        12,882         10,914         24,011          21,078

Selling, general and administrative ...................         7,188          6,818         13,702          13,393
Research and development ..............................           932            827          1,763           1,504
Amortization of intangible assets .....................             3            357             54             692
                                                          -----------    -----------     ----------       ---------

     Operating income .................................         4,759          2,912          8,492           5,489

Interest expense, net .................................           660          1,073          1,742           2,202
Other (income) expense, net ...........................           (31)            33            (60)           (119)
                                                          -----------    -----------     ----------       ---------

     Income before income taxes .......................         4,130          1,806          6,810           3,406

Income tax expense ....................................         1,325            597          2,180           1,178
                                                          -----------    -----------     ----------       ---------

     Net income .......................................   $     2,805    $     1,209     $    4,630       $   2,228
                                                          ===========    ===========     ==========       =========

Net income per common share:
     Basic ............................................   $      0.20    $      0.12     $     0.38       $    0.23
     Diluted ..........................................   $      0.19    $      0.12     $     0.36       $    0.23

Shares used in computing per common share amounts:
     Basic ............................................        13,971          9,786         12,081           9,757
     Diluted ..........................................        14,696          9,878         12,736           9,836

    The accompanying notes are an integral part of the consolidated financial statements.

                             Sypris Solutions, Inc.

                           Consolidated Balance Sheets
                      (in thousands, except for share data)

                                                                                    June 30,   December 31,
                                                                                      2002        2001
                                                                                  -----------  -----------
                                                                                   (Unaudited)
                                     Assets

Current assets:
   Cash and cash equivalents ...................................................    $  15,638    $  13,232
   Accounts receivable, net ....................................................       43,849       39,758
   Inventory, net ..............................................................       59,282       60,574
   Other current assets ........................................................        6,220        7,991
                                                                                    ---------    ---------

     Total current assets ......................................................      124,989      121,555

Property, plant and equipment, net .............................................       73,709       70,452

Intangible assets, net .........................................................       15,873       15,926

Other assets ...................................................................        4,422        3,511
                                                                                    ---------    ---------

                                                                                    $ 218,993    $ 211,444
                                                                                    =========    =========

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable ............................................................    $  22,924    $  26,828
   Accrued liabilities .........................................................       18,152       19,902
   Current portion of long-term debt ...........................................           --        7,500
                                                                                    ---------    ---------
     Total current liabilities .................................................       41,076       54,230

Long-term debt .................................................................       40,000       80,000
Other liabilities ..............................................................        6,698        7,094
                                                                                    ---------    ---------

     Total liabilities .........................................................       87,774      141,324

Stockholders' equity:
   Preferred stock, par value $.01 per share, 981,600 shares
     authorized; no shares issued ..............................................           --           --
   Series A preferred stock, par value $.01 per share, 18,400
     shares authorized; no shares issued .......................................           --           --
   Common stock, non-voting, par value $.01 per share,
     10,000,000 shares authorized; no shares issued ............................           --           --
   Common stock, par value $.01 per share, 30,000,000 shares
     authorized; 14,093,936 and 9,898,675 shares issued and
     outstanding in 2002 and 2001, respectively ................................          141           99
   Additional paid-in capital ..................................................       81,913       25,490
   Retained earnings ...........................................................       51,057       46,427
   Accumulated other comprehensive income (loss) ...............................       (1,892)      (1,896)
                                                                                    ---------    ---------

     Total stockholders' equity ................................................      131,219       70,120
                                                                                    ---------    ---------

                                                                                    $ 218,993    $ 211,444
                                                                                    =========    =========

    The accompanying notes are an integral part of the consolidated financial statements.

                             Sypris Solutions, Inc.

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                                             Six Months Ended
                                                                                        ---------------------------
                                                                                          June 30,        July 1,
                                                                                            2002           2001
                                                                                        -----------     -----------
                                                                                                (Unaudited)
Cash flows from operating activities:
   Net income .....................................................................     $     4,630     $     2,228
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...............................................           5,423           4,870
      Other noncash charges .......................................................             558             335
      Changes in operating assets and liabilities:
        Accounts receivable .......................................................          (4,212)         (4,028)
        Inventory .................................................................           1,020            (213)
        Other assets ..............................................................           1,753           1,296
        Accounts payable ..........................................................             903             786
        Accrued liabilities .......................................................          (1,673)          1,285
                                                                                        -----------     -----------

         Net cash provided by operating activities ................................           8,402           6,559

Cash flows from investing activities:
   Capital expenditures ...........................................................         (14,478)        (12,934)
   Purchase of the net assets of acquired entities ................................              --         (11,486)
   Proceeds from sale of assets ...................................................              72              66
   Changes in nonoperating assets and liabilities .................................            (323)           (464)
                                                                                        -----------     -----------

         Net cash used in investing activities ....................................         (14,729)        (24,818)

Cash flows from financing activities:
   Net (decrease) increase in debt under revolving credit agreements ..............         (47,500)         17,500
   Proceeds from issuance of common stock .........................................          56,233             300
                                                                                        -----------     -----------

         Net cash provided by financing activities ................................           8,733          17,800
                                                                                        -----------     -----------

Net increase (decrease) in cash and cash equivalents ..............................           2,406            (459)

Cash and cash equivalents at beginning of period ..................................          13,232          14,674
                                                                                        -----------     -----------

Cash and cash equivalents at end of period ........................................     $    15,638     $    14,215
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

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, "Sypris" or the "Company"), Sypris Electronics, LLC, Sypris Test & Measurement, Inc., Sypris Data Systems, Inc., and Sypris Technologies, Inc., and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2001 as presented in the Company's annual report on Form 10-K.

(3)  Earnings Per Share

     There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per share is as follows (in thousands):

                                                              Three Months Ended             Six Months Ended
                                                          --------------------------    ---------------------------
                                                           June 30,        July 1,        June 30,        July 1,
                                                             2002           2001            2002           2001
                                                          -----------    -----------    -----------     -----------
                                                                  (Unaudited)                   (Unaudited)
     Shares used to compute basic earnings
        per share .......................................      13,971          9,786         12,081           9,757
     Dilutive effect of stock options ...................         725             92            655              79
                                                          -----------    -----------    -----------     -----------

     Shares used to compute diluted
       earnings per share ...............................      14,696          9,878         12,736           9,836
                                                          ===========    ===========    ===========     ===========

(4)  Inventory

     Inventory consists of the following (in thousands):

                                                                                      June 30,      December 31,
                                                                                        2002            2001
                                                                                    -----------     -----------
                                                                                    (Unaudited)
     Raw materials ............................................................     $    17,305     $    19,003
     Work in process ..........................................................          13,018           9,661
     Finished goods ...........................................................           3,666           5,450
     Costs relating to long-term contracts and programs, net of amounts
       attributed to revenue recognized to date ...............................          34,200          37,908
     Progress payments related to long-term contracts and programs ............          (3,611)         (6,540)
     LIFO reserve .............................................................          (1,092)           (987)
     Reserve for excess and obsolete inventory ................................          (4,204)         (3,921)
                                                                                    -----------     -----------
                                                                                    $    59,282     $    60,574
                                                                                    ===========     ===========

(5)  Segment Data

     The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized in all of the periods presented. The following table presents financial information for the reportable segments of the Company for the three and six months ended June 30, 2002 and July 1, 2001 (in thousands):

                                                          Three Months Ended             Six Months Ended
                                                      --------------------------    ---------------------------
                                                       June 30,        July 1,        June 30,        July 1,
                                                         2002           2001            2002           2001
                                                      -----------    -----------    -----------     -----------
                                                              (Unaudited)                   (Unaudited)
     Net revenue from unaffiliated customers:
       Electronics Group ..........................   $    49,297    $    53,480    $    93,373     $   103,561
       Industrial Group ...........................        24,212          9,672         42,669          17,626
                                                      -----------    -----------    -----------     -----------
                                                      $    73,509    $    63,152    $   136,042     $   121,187
                                                      ===========    ===========    ===========     ===========

     Gross profit:
       Electronics Group ..........................   $     9,017    $     9,764    $    17,705     $    19,064
       Industrial Group ...........................         3,865          1,150          6,306           2,014
                                                      -----------    -----------    -----------     -----------
                                                      $    12,882    $    10,914    $    24,011     $    21,078
                                                      ===========    ===========    ===========     ===========

     Operating income:
       Electronics Group ..........................   $     2,882    $     2,870    $     6,032     $     6,103
       Industrial Group ...........................         3,005            714          4,463           1,112
       General, corporate and other ...............        (1,128)          (672)        (2,003)         (1,726)
                                                      -----------    -----------    -----------     -----------
                                                      $     4,759    $     2,912    $     8,492     $     5,489
                                                      ===========    ===========    ===========     ===========

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

     The nonamortization of goodwill has increased the Company's net income and earnings per share. Following are pro forma results assuming goodwill had not been amortized prior to January 1, 2002 (in thousands, except for per share data):

                                                          Three Months Ended             Six Months Ended
                                                      --------------------------    ---------------------------
                                                       June 30,        July 1,        June 30,        July 1,
                                                         2002           2001            2002           2001
                                                      -----------    -----------    -----------     -----------
                                                              (Unaudited)                   (Unaudited)
     Reported net income ...........................  $     2,805    $     1,209    $     4,630     $     2,228
     Adjustment for amortization of goodwill .......           --            220             --             403
                                                      -----------    -----------    -----------     -----------
     Adjusted net income ...........................  $     2,805    $     1,429    $     4,630     $     2,631
                                                      ===========    ===========    ===========     ===========

     Basic earnings per share as reported ..........  $      0.20    $      0.12    $      0.38     $      0.23
     Adjustment for amortization of goodwill .......           --           0.03             --            0.04
                                                      -----------    -----------    -----------     -----------
     Adjusted basic earnings per share .............  $      0.20    $      0.15    $      0.38     $      0.27
                                                      ===========    ===========    ===========     ===========

     Diluted earnings per share as reported ........  $      0.19    $      0.12    $      0.36     $      0.23
     Adjustment for amortization of goodwill .......           --           0.02             --            0.04
                                                      -----------    -----------    -----------     -----------
     Adjusted diluted earnings per share ...........  $      0.19    $      0.14    $      0.36     $      0.27
                                                      ===========    ===========    ===========     ===========

     There has been no change to the carrying value of the Company's goodwill since January 1, 2002. Goodwill at June 30, 2002 for the Electronics Group and the Industrial Group was $13,818,000 and $440,000, respectively. The Company's intangible assets subject to amortization and the related amortization expense are not material to the Company's consolidated financial position or results of operations, respectively.

(8)    Issuance of Common Stock

       On March 26, 2002, the Company completed a public stock offering of 3,600,000 shares of its common stock at $14.50 per share and generated proceeds, after underwriting discounts and expenses, of approximately $48,844,000. On April 19, 2002, an over-allotment option was exercised for 500,000 shares at $14.50 per share and generated proceeds, after underwriting discounts and expenses, of approximately $6,817,000. The proceeds of the offering were used to repay debt of $30,000,000 during March 2002 and $22,500,000 during April 2002. On May 7, 2002, the Company's shareholders approved an amendment to increase the Company's authorized common stock from 20,000,000 shares to 30,000,000 shares.

(9)    Income Taxes

       The Company's effective tax rate for the three and six months ended June 30, 2002 was 32.1% and 32.0%, respectively. Reconciling items between the federal statutory income tax rate and the effective tax rate include management's estimate for 2002 of research and development tax credits, state income tax benefits and certain other permanent differences.

(10)   Accumulated Other Comprehensive Income

       The aggregate fair market value of all interest rate swap agreements decreased from $728,000 at December 31, 2001 to $722,000 at June 30, 2002 and was included in other liabilities on the consolidated balance sheet. The change in fair market value, net of tax of $2,000, was recorded as other comprehensive income during the six months ended June 30, 2002.

(11)   Stock Option Plans

       On May 7, 2002, the Company's shareholders approved amendments to certain of its stock compensation plans for officers, key employees and non-employee directors to increase the aggregate number of shares of common stock reserved for issuance thereunder from 3,000,000 to 4,750,000.

(12)   Subsequent Event

       On July 3, 2002, the Company's credit agreement with its bank syndicate was amended to increase the aggregate commitment provided thereunder from $100,000,000 to $125,000,000. Substantially all other terms and conditions of the credit agreement remained the same.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The following table sets forth certain financial data, expressed as a percentage of net revenue, from the Company's Consolidated Income Statements for the three and six months ended June 30, 2002 and July 1, 2001.

                                                             Three Months Ended        Six Months Ended
                                                          -----------------------   ----------------------
                                                           June 30,    July 1,        June 30,    July 1,
                                                             2002       2001            2002       2001
                                                          ----------  ----------     ----------  ---------
Net revenue ............................................     100.0%      100.0%         100.0%     100.0%
Cost of sales ..........................................      82.5        82.7           82.4       82.6
                                                          --------     -------       --------    -------

Gross profit ...........................................      17.5        17.3           17.6       17.4

Selling, general and administrative ....................       9.8        10.8           10.1       11.1
Research and development ...............................       1.2         1.3            1.3        1.2
Amortization of intangible assets ......................        --         0.6             --        0.6
                                                          --------     -------       --------    -------

Operating income .......................................       6.5%        4.6%           6.2%       4.5%
                                                          ========     =======       ========    =======

Net income .............................................       3.8%        1.9%           3.4%       1.8%
                                                          ========     =======       ========    =======

         For reporting purposes, the operations of Sypris Electronics, Sypris Test & Measurement and Sypris Data Systems are included in the Electronics Group, and Sypris Technologies' operations are included in the Industrial Group. Segment discussion is included in the following discussion and analysis of our consolidated results of operations.

         Net Revenue. Net revenue was $73.5 million for the second quarter of 2002, an increase of $10.3 million, or 16.4%, from $63.2 million for the second quarter of 2001. Net revenue was $136.0 million for the first six months of 2002, an increase of $14.8 million, or 12.3%, from $121.2 million for the first six months of 2001. Backlog at June 30, 2002 was $161.8 million, an increase of $19.5 million from $142.3 million at July 1, 2001. Backlog for our Electronics Group and Industrial Group at June 30, 2002 was $115.2 million and $46.6 million, respectively.

         Net revenue for our Electronics Group for the second quarter of 2002 was $49.3 million, a decrease of $4.2 million, or 7.8%, from $53.5 million for the second quarter of 2001. Net revenue for our Electronics Group for the first six months of 2002 was $93.4 million, a decrease of $10.2 million, or 9.8%, from $103.6 million for the first six months of 2001. Net revenue from manufacturing services decreased $4.7 million and $6.8 million in the second quarter and first six months of 2002, respectively, primarily due to the completion of certain contracts with aerospace and defense customers during 2001. Although we began production on new contract awards during the second half of 2001 and the first quarter of 2002, revenue derived from the new contracts only partially offset the volume decline attributable to the completion of the mature contracts. Net revenue from other outsourced services decreased $1.0 million and $2.9 million in the second quarter and first six months of 2002, respectively, due to weak economic conditions and a slowdown in the commercial avionics market that negatively impacted our customers' demand for test and measurement services. We also divested a test facility in the third quarter of 2001, which accounted for net revenue of $1.7 million in the first six months of 2001. Net revenue from product sales increased $1.5 million in the second quarter of 2002, primarily due to increased sales quantities of data systems products; however, due to low product sales in the first quarter, net revenue for the comparable six month periods decreased $0.5 million. Production schedules for the new manufacturing services contracts with our aerospace and defense customers combined with economic pressures on our customers for other outsourced services is expected to keep revenue levels at or below comparable prior periods through the fourth quarter of 2002.

       Net revenue for our Industrial Group for the second quarter of 2002 was $24.2 million, an increase of $14.5 million, or 150.3%, from $9.7 million for the second quarter of 2001. Net revenue for our Industrial Group for the first six months of 2002 was $42.6 million, an increase of $25.0 million, or 142.1%, from $17.6 million for the first six months of 2001. The contract with Dana Corporation, which began in the second quarter of 2001 for fully machined, heavy-duty truck axle shafts and other drive train components, generated outsourced services revenue of $11.3 million and $19.5 million for the second quarter and first six months of 2002, respectively, as compared to $2.7 million for the comparable periods of 2001. Excluding the Dana contract, our Industrial Group's net revenue increased $5.9 million and $8.2 million for the second quarter and first six months of 2002, respectively, over the comparable prior year periods. The increase in net revenue, excluding the Dana contract, was primarily due to increased production volume for a new contract under which we began supplying light axle shafts to Visteon Corporation for the Ford F-150, F-250, F-350 and Ranger series pickup trucks, Expedition, Mustang GT, and the Lincoln Navigator.

       Gross Profit. Gross profit for the second quarter of 2002 was $12.9 million, an increase of $2.0 million, or 18.0%, from $10.9 million for the second quarter of 2001. Gross profit for the first six months of 2002 was $24.0 million, an increase of $2.9 million, or 13.9%, from $21.1 million for the first six months of 2001. Gross margin for the second quarter of 2002 increased to 17.5% from 17.3% for the second quarter of 2001. Gross margin for the first six months of 2002 increased to 17.6% from 17.4% for the first six months of 2001.

       Gross profit for our Electronics Group for the second quarter of 2002 was $9.0 million, a decrease of $0.7 million, or 7.7%, from $9.7 million for the second quarter of 2001. Gross profit for our Electronics Group for the first six months of 2002 was $17.7 million, a decrease of $1.4 million, or 7.1%, from $19.1 million for the first six months of 2001. The reduction in sales volume for manufacturing and other technical services accounted for a $1.0 million decrease in second quarter gross profit, which was partially offset by a $0.3 million increase attributable to higher product sales. Cost reductions in anticipation of the expected decline in sales volume and improved manufacturing efficiencies have contributed to an increase in gross margin for manufacturing and other technical services for the comparable six-month periods and partly offset the impact of the decline in volume on gross profit, resulting in a $0.9 million decrease in gross profit. Product sales decreased for the comparable six-month periods and, when combined with reduced gross margin, yielded a $0.5 million decrease in gross profit.

       Gross profit for our Industrial Group for the second quarter of 2002 was $3.9 million, an increase of $2.7 million or 236% from $1.2 million for the second quarter of 2001. Gross profit for our Industrial Group for the first six months of 2002 was $6.3 million, an increase of $4.3 million or 213% from $2.0 million for the first six months of 2001. The increase in gross profit was attributable to our revenue growth in the heavy-duty truck market resulting primarily from the Dana contract. Start-up costs and manufacturing inefficiencies related to our initial production under the Visteon contract limited the profit contribution from this new business. We anticipate profitability will improve during the second half of 2002 as we implement improvements to our manufacturing processes that are expected to reduce costs on the Visteon contract.

       Selling, General and Administrative. Selling, general and administrative expense for the second quarter of 2002 was $7.2 million, or 9.8% of net revenue, as compared to $6.8 million, or 10.8% of net revenue for the second quarter of 2001. Selling, general and administrative expense for the first six months of 2002 was $13.7 million, or 10.1% of net revenue, as compared to $13.4 million, or 11.1% of net revenue for the first six months of 2001. The increase in selling, general and administrative expense was primarily attributable to additional management and administrative infrastructure to support the growth in our Industrial Group, partially offset by reduced selling expenses of our Electronics Group.

       Research and Development. Research and development expense for the second quarter of 2002 was $0.9 million, or 1.2% of net revenue, as compared to $0.8 million, or 1.3% of net revenue for the second quarter of 2001. Research and development expense for the first six months of 2002 was $1.8 million, or 1.3% of net revenue, as compared to $1.5 million, or 1.2% of net revenue for the first six months of 2001. The increase in research and development expense was attributable to our Electronics Group and was related to new product releases for the data systems product lines.

       Amortization of Intangible Assets. Amortization of intangible assets for the first six months of 2002 was $0.1 million as compared to $0.4 million and $0.7 million for the second quarter and first six months of 2001, respectively. Amortization of goodwill and indefinite lived intangible assets ceased when we adopted SFAS No. 142 effective January 1, 2002.

       Interest Expense, Net. Interest expense for the second quarter of 2002 was $0.7 million, as compared to $1.1 million for the second quarter of 2001. Interest expense for the first six months of 2002 was $1.7 million, as compared to $2.2 million for the first six months of 2001. The decrease in interest expense for the comparable periods reflects the repayment of debt with proceeds from our public stock offering combined with a reduction in interest rates. Our weighted average debt outstanding decreased to approximately $42.3 million for the second quarter of 2002 from approximately $71.9 million for the second quarter of 2001. Our weighted average debt outstanding decreased to approximately $64.8 million for the first six months of 2002 from approximately $67.6 million for the first six months of 2001. The weighted average interest rate for the second quarter of 2002 was approximately 5.6% as compared to approximately 7.7% for the prior period. The weighted average interest rate for the first six months of 2002 was approximately 5.3% as compared to approximately 8.5% for the prior period. There was no capitalized interest in 2002 as compared to $0.3 million and $0.7 million for the second quarter and first six months of 2001, respectively.

       Income Taxes. Income tax expense was $1.3 million for the second quarter of 2002 as compared to $0.6 million for the second quarter of 2001. Income tax expense was $2.2 million for the first six months of 2002 as compared to $1.2 million for the first six months of 2001. The effective tax rate for the first six months of 2002 was 32.0% as compared to 34.6% for the first six months of 2001. The lower effective tax rate for the first six months of 2002 was principally due to tax credits and state income tax benefits that we expect to realize during 2002.

Liquidity, Capital Resources and Financial Condition

       Net cash provided by operating activities was $8.4 million for the first six months of 2002, as compared to $6.6 million for the first six months of 2001. Accounts receivable increased by $4.2 million during the first six months of 2002, primarily due to second quarter shipments on the Dana and Visteon contracts and product sales for the Electronics Group. Inventory decreased by $1.0 million during the first six months of 2002, reflecting inventory reductions attributable to lower sales volume in the Electronics Group partially offset by an increase in the Industrial Group's inventory to support the revenue growth. Accounts payable increased by $0.9 million, excluding the impact of open accounts payable at the end of the second quarter of 2002 and at December 31, 2001 related to capital expenditures. Accrued liabilities decreased $1.7 million during the first six months of 2002, primarily due to the timing of payments related to certain employee compensation and benefit programs.

       Net cash used in investing activities was $14.7 million for the first six months of 2002 as compared to $24.8 million for the first six months of 2001. Capital expenditures for our Electronics Group and Industrial Group totaled $3.9 million and $10.5 million, respectively, for the first six months of 2002. Capital expenditures for our Electronics Group were principally comprised of manufacturing, assembly and test equipment. Our Industrial Group's capital expenditures included new forging and machining equipment to increase and expand the range of production capabilities. The Industrial Group's acquistion of certain assets related to the Dana contract for $11.5 million was included in investing activities for the first six months of 2001.

       Net cash provided by financing activities was $8.7 million for the first six months of 2002 as compared to $17.8 million for the first six months of 2001. We received net proceeds of $55.7 million for our public stock offering during March and April 2002, $52.5 million of which has been used to reduce debt through June 30, 2002.

       We had total availability for borrowings and letters of credit under the revolving credit facility of $59.9 million at June 30, 2002, which, when combined with the cash balance of $15.6 million, provides for total cash and borrowing capacity of $75.5 million. Our borrowing capacity was increased by $25.0 million in July 2002, as we agreed with our bank group to raise maximum borrowings on the revolving credit facility from $100.0 million to $125.0 million. All other terms of the credit agreement remained substantially the same. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group.

       Our principal commitments at June 30, 2002 consisted of repayments of borrowings under the credit agreement and obligations under operating leases for certain of our real property and equipment. We also had purchase commitments totaling approximately $3.4 million at June 30, 2002, primarily for manufacturing equipment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       On July 26, 2001, we entered into interest rate swap agreements with three banks that effectively convert a portion of our variable rate debt to a fixed rate basis through July 2003. We entered into interest rate swap agreements as a means to reduce the impact of interest rate changes on future interest expense. Approximately 75% ($30.0 million) of our outstanding debt was covered by the interest rate swap agreements at June 30, 2002. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Excluding the borrowings included in the interest rate swap agreements, all other borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate, or certain alternative short-term rates, plus a margin (1.25% at June 30, 2002) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense of approximately $0.1 million on an annualized basis, based upon our debt outstanding at June 30, 2002. The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the near future.

Part II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

       The Company's Annual Meeting of Stockholders was held on May 7, 2002 in Louisville, Kentucky. A proposal to amend Article Sixth of the Company's Certificate of Incorporation to create a classified Board of Directors was approved by a vote of the majority of the shares of the Company's common stock represented at the meeting: 8,753,073 shares were voted in favor of the proposal; 685,560 were voted against; and 1,361 abstained. Thereafter, at the meeting, stockholders elected a classified Board of Directors as follows:

                                                       Votes in         Votes
           Director                                     Favor          Withheld

         Class I (initial term of one year):
           Henry F. Frigon .........................  9,056,702        534,124
           Robert E. Gill ..........................  9,056,702        534,124
           William L. Healey .......................  9,056,702        534,124

         Class II (initial term of two years):
           R. Scott Gill ...........................  9,056,702        534,124
           Roger W. Johnson ........................  9,011,852        578,974
           Robert Sroka ............................  8,789,127        801,699

         Class III (initial term of three years):
           Jeffrey T. Gill .........................  9,056,702        534,124
           Sidney R. Petersen ......................  9,012,352        578,474

       A proposal to approve amending Article Fifth of the Company's Certificate of Incorporation to increase the number of shares of authorized common stock from 20,000,000 shares to 30,000,000 shares was approved by a vote of the majority of the shares of the Company's common stock represented at the meeting:
9,579,224 shares were voted in favor of the proposal; 10,483 were voted against; and 1,119 abstained.

       A proposal to approve amending Article Eighth of the Company's Certificate of Incorporation to eliminate stockholder action by written consent and increase the percentage of stockholders required to call a special meeting was approved by a vote of the majority of the shares of the Company's common stock represented at the meeting: 8,795,421 shares were voted in favor of the proposal; 643,212 were voted against; and 1,361 abstained.

       A proposed amendment of the Company's 1994 Stock Option Plan for Key Employees to increase the number of shares of common stock available for issuance under the plan from 2,500,000 shares to 4,000,000 shares was approved by a vote of the majority of the shares of the Company's common stock represented at the meeting: 9,103,591 shares were voted in favor of the proposal; 329,662 were voted against; and 6,741 abstained.

       A proposed amendment of the Company's Independent Directors' Stock Option Plan to increase the number of shares of common stock available for issuance under the plan from 500,000 shares to 750,000 shares was approved by a vote of the majority of the shares of the Company's common stock represented at the meeting: 8,850,024 shares were voted in favor of the proposal; 582,467 were voted against; and 7,503 abstained.

The total number of shares of common stock outstanding as of March 19, 2002, the record date of the Annual Meeting of Stockholders, was 9,945,953.

Item 6.    Exhibits and Reports On Form 8-K

(a)      Exhibits:

   Exhibit
   Number             Description
   ------             -----------

     3.1 Certificate of Incorporation of the Company, as amended on May 7, 2002 (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 filed on May 9, 2002 (Registration No. 333-87880)).

     3.2 Bylaws of the Company, as amended on May 7, 2002 (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 filed on May 9, 2002 (Registration No. 333-87880)).

    10.22 Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company's Form S-8 filed on May 9, 2002 (Registration No. 333-87880)).

    10.23 Sypris Solutions, Inc. Independent Directors' Stock Option Plan as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company's Form S-8 filed on May 9, 2002 (Registration No. 333-87882)).

    10.24 Sypris Solutions, Inc. Independent Directors Compensation Program Amended and Restated on May 7, 2002, dated September 1, 1995.

    10.25 2002B Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated July 3, 2002.

(b)    Reports on Form 8-K:

       The Company filed no reports on Form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SYPRIS SOLUTIONS, INC.
                                                         (Registrant)


Date:   July 29, 2002                      By:        /s/ David D. Johnson
     ------------------------                  ---------------------------------
                                                         (David D. Johnson)
                                               Vice President & Chief Financial
                                               Officer

Date:   July 29, 2002                      By:         /s/ Anthony C. Allen
     ------------------------                  ---------------------------------
                                                          (Anthony C. Allen)
                                           Vice President, Controller & Chief
                                           Accounting Officer