Form 10-Q/A
period 2001-03-31
SYPRIS SOLUTIONS INC
filed 2002-09-23
CIK 864240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-Q/A

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


                                Table of Contents

PART I.    FINANCIAL INFORMATION
           ITEM 1.    FINANCIAL STATEMENTS

                      Consolidated Income Statements for the Three Months Ended March 31, 2002 and
                        April 1, 2001 .......................................................................     2

                      Consolidated Balance Sheets at March 31, 2002 and December 31, 2001 ...................     3

                      Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002
                        and April 1, 2001 ...................................................................     4

                      Notes to Consolidated Financial Statements ............................................     5

PART II.   OTHER INFORMATION

           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ......................................................     9

SIGNATURES ..................................................................................................    10

CERTIFICATIONS ..............................................................................................    11

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
   Common stock, par value $.01 per share, 20,000,000 shares authorized;
     13,547,853 and 9,898,675 shares issued and outstanding in 2002 and 2001,
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

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

   Exhibit
   Number     Note   Description

      3.2     (1)    Bylaws of the Company.

    10.20     (1)    Underwriting Agreement dated March 20, 2002 among Sypris
                     Solutions, Inc., Needham & Company, Inc. and A.G. Edwards &
                     Sons, Inc.

    10.21     (1)    Sypris Solutions, Inc. Executive Bonus Plan, effective as
                     of January 2, 2002, executed on or after April 1, 2002.

     99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
 ______________

     (1) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2002 filed on April 29, 2002.

(b)       Reports on Form 8-K:

          The Company filed no reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SYPRIS SOLUTIONS, INC.
                                                 (Registrant)


Date:   September 23, 2002       By:          /s/ David D. Johnson
      ------------------------      --------------------------------------------
                                               David D. Johnson
                                       Vice President & Chief Financial Officer

Date:   September 23, 2002       By:          /s/ Anthony C. Allen
      ------------------------      --------------------------------------------
                                               Anthony C. Allen
                                 Vice President, Controller & Chief Accounting
                                 Officer

                                 CERTIFICATIONS

I, Jeffrey T. Gill, certify that:

1.       I have reviewed this quarterly report on Form 10-Q/A of Sypris
         Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:   September 23, 2002       By:          /s/ Jeffrey T. Gill
      ------------------------      --------------------------------------------
                                               Jeffrey T. Gill
                                       President & Chief Executive Officer

I, David D. Johnson, certify that:

1.       I have reviewed this quarterly report on Form 10-Q/A of Sypris
         Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:   September 23, 2002       By:          /s/ David D. Johnson
      ------------------------      --------------------------------------------
                                               David D. Johnson
                                      Vice President & Chief Financial Officer