Form 10-Q
period 2002-09-29
SYPRIS SOLUTIONS INC
filed 2002-10-30
CIK 864240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

    X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ----
             Exchange Act of 1934. For the quarterly period ended
             September 29, 2002.

                                       or

   ____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________ to ________.

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


                                 (502) 329-2000
              (Registrant's telephone number, including area code)
                         _____________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                       ---

As of October 22, 2002, the Registrant had 14,154,358 shares of Common Stock outstanding.

                                      INDEX
Part I. Financial Information

        Item 1.    Financial Statements

                   Consolidated Income Statements for the Three and Nine
                    Months Ended September 29, 2002 and September 30, 2001 ...........  2

                   Consolidated Balance Sheets at September 29, 2002 and
                    December 31, 2001 ................................................  3

                   Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 29, 2002 and September 30, 2001 ..................  4

                   Notes to Consolidated Financial Statements ........................  5

        Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..............................  9

        Item 3.    Quantitative and Qualitative Disclosures about Market Risk ........ 13

        Item 4.    Controls and Procedures ........................................... 13

Part II. Other Information

        Item 1.    Legal Proceedings ................................................. 14

        Item 6.    Exhibits and Reports on Form 8-K .................................. 14

Signatures ........................................................................... 15

Part I.    Financial Information

Item 1.    Financial Statements

                             Sypris Solutions, Inc.

                         Consolidated Income Statements
                    (in thousands, except for per share data)

                                                     Three Months Ended             Nine Months Ended
                                                ----------------------------   ----------------------------
                                                September 29,  September 30,   September 29,  September 30,
                                                    2002           2001            2002           2001
                                                ------------   ------------    ------------   ------------
                                                         (Unaudited)                   (Unaudited)
Net revenue:
   Outsourced services ......................    $    59,102    $    54,246    $   172,845     $   152,510
   Products .................................         11,655         10,982         33,954          33,905
                                                 -----------    -----------    -----------     -----------

     Total net revenue ......................         70,757         65,228        206,799         186,415

Cost of sales:
   Outsourced services ......................         49,320         47,106        146,689         132,588
   Products .................................          7,463          7,059         22,125          21,686
                                                 -----------    -----------    -----------     -----------

     Total cost of sales ....................         56,783         54,165        168,814         154,274
                                                 -----------    -----------    -----------     -----------

     Gross profit ...........................         13,974         11,063         37,985          32,141

Selling, general and administrative .........          7,522          6,347         21,224          19,740
Research and development ....................            773            874          2,536           2,378
Amortization of intangible assets ...........             21            341             75           1,033
                                                 -----------    -----------    -----------     -----------

     Operating income .......................          5,658          3,501         14,150           8,990

Interest expense, net .......................            470          1,021          2,212           3,223
Other income, net ...........................             (9)          (248)           (69)           (367)
                                                 -----------    -----------    -----------     -----------

     Income before income taxes .............          5,197          2,728         12,007           6,134

Income tax expense ..........................          1,663            968          3,843           2,146
                                                 -----------    -----------    -----------     -----------

     Net income .............................    $     3,534    $     1,760    $     8,164     $     3,988
                                                 ===========    ===========    ===========     ===========
Earnings per share:
     Basic ..................................    $      0.25    $      0.18    $      0.64     $      0.41
     Diluted ................................    $      0.24    $      0.18    $      0.61     $      0.40

Cash dividends per share ....................    $      0.03    $        --    $      0.03     $        --

Weighted average shares outstanding:
     Basic ..................................         14,121          9,852         12,763           9,791
     Diluted ................................         14,621         10,001         13,373           9,898

         The accompanying notes are an integral part of the consolidated financial statements.

                             Sypris Solutions, Inc.

                           Consolidated Balance Sheets

                      (in thousands, except for share data)

                                                                                        September 29,    December 31,
                                                                                            2002             2001
                                                                                        -------------    ------------
                                                                                         (Unaudited)
                                     Assets

Current assets:
   Cash and cash equivalents ...................................................        $      15,352    $     13,232
   Accounts receivable, net ....................................................               40,723          39,758
   Inventory, net ..............................................................               61,127          60,574
   Other current assets ........................................................                8,322           7,991
                                                                                        -------------    ------------
     Total current assets ......................................................              125,524         121,555
Property, plant and equipment, net .............................................               73,415          70,452
Intangible assets, net .........................................................               15,851          15,926
Other assets ...................................................................                4,633           3,511
                                                                                        -------------    ------------
                                                                                        $     219,423    $    211,444
                                                                                        =============    ============


                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable ............................................................        $      29,882    $     26,828
   Accrued liabilities .........................................................               19,491          19,902
   Current portion of long-term debt ...........................................                   --           7,500
                                                                                        -------------    ------------
     Total current liabilities .................................................               49,373          54,230
Long-term debt .................................................................               30,000          80,000
Other liabilities ..............................................................                5,344           7,094
                                                                                        -------------    ------------
     Total liabilities .........................................................               84,717         141,324

Stockholders' equity:
   Preferred stock, par value $.01 per share, 981,600 shares authorized; no
     shares issued .............................................................                   --              --
   Series A preferred stock, par value $.01 per share, 18,400 shares
     authorized; no shares issued ..............................................                   --              --
   Common stock, non-voting, par value $.01 per share, 10,000,000 shares
     authorized; no shares issued ..............................................                   --              --
   Common stock, par value $.01 per share, 30,000,000 shares authorized;
     14,130,358 and 9,898,675 shares issued and outstanding in 2002 and
     2001, respectively ........................................................                  141              99
   Additional paid-in capital ..................................................               82,301          25,490
   Retained earnings ...........................................................               54,166          46,427
   Accumulated other comprehensive income (loss) ...............................               (1,902)         (1,896)
                                                                                        -------------    ------------
     Total stockholders' equity ................................................              134,706          70,120
                                                                                        -------------    ------------
                                                                                        $     219,423    $    211,444
                                                                                        =============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             Sypris Solutions, Inc.

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                                      Nine Months Ended
                                                                                -----------------------------
                                                                                September 29,    September 30,
                                                                                    2002           2001
                                                                                -------------   -------------
                                                                                         (Unaudited)
Cash flows from operating activities:
   Net income ..........................................................        $       8,164   $       3,988
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization ....................................                8,367           7,446
      Other noncash charges ............................................                  873             403
      Changes in operating assets and liabilities:
        Accounts receivable ............................................               (1,186)         (5,887)
        Inventory ......................................................               (1,029)         (3,213)
        Other assets ...................................................                 (358)         (1,310)
        Accounts payable ...............................................                7,656           4,529
        Accrued liabilities ............................................               (1,938)            134
                                                                                -------------   -------------

         Net cash provided by operating activities .....................               20,549           6,090

Cash flows from investing activities:
   Capital expenditures ................................................              (16,891)        (20,581)
   Purchase of the net assets of acquired entities .....................                   --         (11,486)
   Proceeds from sale of assets ........................................                  234           1,416
   Changes in nonoperating assets and liabilities ......................                 (798)           (727)
                                                                                -------------   -------------

         Net cash used in investing activities .........................              (17,455)        (31,378)

Cash flows from financing activities:
   Net (decrease) increase in debt under revolving credit agreements ...              (57,500)         23,000
   Proceeds from issuance of common stock ..............................               56,526             511
                                                                                -------------   -------------

         Net cash (used in) provided by financing activities ...........                 (974)         23,511
                                                                                -------------   -------------

Net increase (decrease) in cash and cash equivalents ...................                2,120          (1,777)

Cash and cash equivalents at beginning of period .......................               13,232          14,674
                                                                                -------------   -------------

Cash and cash equivalents at end of period .............................        $      15,352   $      12,897
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

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, "Sypris" or the "Company"), Sypris Electronics, LLC, Sypris Test & Measurement, Inc., Sypris Data Systems, Inc., and Sypris Technologies, Inc., and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended September 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2001 as presented in the Company's annual report on Form 10-K.

(3)  Earnings Per Share

     There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per share is as follows (in thousands):

                                                                   Three Months Ended               Nine Months Ended
                                                              -----------------------------    ----------------------------
                                                              September 29,   September 30,    September 29,  September 30,
                                                                  2002            2001             2002           2001
                                                              -------------   -------------    -------------  -------------
                                                                      (Unaudited)                      (Unaudited)
         Shares used to compute basic earnings
           per share ......................................          14,121           9,852           12,763          9,791
         Dilutive effect of stock options .................             500             149              610            107
                                                              -------------   -------------    -------------  -------------
         Shares used to compute diluted
           earnings per share .............................          14,621          10,001           13,373          9,898
                                                              =============    ============    =============  =============

(4)  Inventory

     Inventory consists of the following (in thousands):

                                                                                September 29,   December 31,
                                                                                    2002            2001
                                                                                -------------   ------------
                                                                                 (Unaudited)
     Raw materials .........................................................    $      15,361   $     19,003
     Work in process .......................................................           14,280          9,661
     Finished goods ........................................................            4,338          5,450
     Costs relating to long-term contracts and programs, net of amounts
       attributed to revenue recognized to date ............................           35,613         37,908
     Progress payments related to long-term contracts and programs .........           (3,079)        (6,540)
     LIFO reserve ..........................................................           (1,092)          (987)
     Reserve for excess and obsolete inventory .............................           (4,294)        (3,921)
                                                                                -------------   ------------
                                                                                $      61,127   $     60,574
                                                                                =============   ============


(5)  Segment Data

     The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized in all of the periods presented. The following table presents financial information for the reportable segments of the Company for the three and nine months ended September 29, 2002 and September 30, 2001 (in thousands):

                                                          Three Months Ended             Nine Months Ended
                                                      ---------------------------   -----------------------------
                                                      September 29,  September 30,  September 29,   September 30,
                                                          2002           2001            2002           2001
                                                      -------------  -------------  -------------   -------------
                                                              (Unaudited)                   (Unaudited)
     Net revenue from unaffiliated customers:
       Electronics Group ........................     $      46,341  $      50,919  $     139,714   $     154,480
       Industrial Group .........................            24,416         14,309         67,085          31,935
                                                      -------------  -------------  -------------   -------------
                                                      $      70,757  $      65,228  $     206,799   $     186,415
                                                      =============  =============  =============   =============

     Gross profit:
       Electronics Group ........................     $      10,230  $       9,477  $      27,935   $      28,541
       Industrial Group .........................             3,744          1,586         10,050           3,600
                                                      -------------  -------------  -------------   -------------
                                                      $      13,974  $      11,063  $      37,985   $      32,141
                                                      =============  =============  =============   =============

     Operating income:
       Electronics Group ........................     $       4,052  $       3,474  $      10,084   $       9,577
       Industrial Group .........................             2,847            821          7,310           1,933
       General, corporate and other .............            (1,241)          (794)        (3,244)         (2,520)
                                                      -------------  -------------  -------------   -------------
                                                      $       5,658  $       3,501  $      14,150   $       8,990
                                                      =============  =============  =============   =============


(6)  Commitments and Contingencies

     The Company's Sypris Technologies subsidiary is a co-defendant in a lawsuit arising out of an explosion at a coker plant owned by Exxon Mobil Corporation located in Baton Rouge, Louisiana. In this lawsuit, it is alleged that a carbon steel pipe elbow that Sypris Technologies manufactured was improperly installed and the failure of which caused the explosion. In the third quarter of 2002, the Company obtained a summary judgment in its favor, which is now final and nonappealable, in a related lawsuit brought by Exxon Mobil in 1994 in state district court in Louisiana claiming damages for destruction of the plant, which Exxon Mobil estimated exceeded one hundred million dollars. The pending action is a class action suit also filed in 1994 in federal court in Louisiana on behalf of the residents living around the plant and claims unspecified damages. Sypris Technologies is a co-defendant in this action with Exxon Mobil, the contractor and the fabricator. In this action, the Company maintains that the carbon steel pipe elbow at issue was appropriately marked as carbon steel and was improperly installed, without Sypris Technologies' knowledge, by the fabricator and general contractor in circumstances that required the use of a chromium steel elbow. Although the Company believes these defenses to be meritorious, there can be no assurance that the Company will not be found liable for some or all of the alleged damages. If the Company was to be found liable and the damages exceeded available insurance coverage, the impact could materially and adversely affect the Company's financial condition and results of operations.

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

         The nonamortization of goodwill has increased the Company's net income and earnings per share. Following are pro forma results assuming goodwill had not been amortized prior to January 1, 2002 (in thousands, except for per share data):

                                                              Three Months Ended             Nine Months Ended
                                                          --------------------------    ---------------------------
                                                         September 29,  September 30,   September 29,  September 30,
                                                             2002           2001            2002           2001
                                                          -----------    -----------    -----------     -----------
                                                                  (Unaudited)                   (Unaudited)

         Reported net income .........................    $     3,534    $     1,760    $     8,164     $     3,988
         Adjustment for amortization of goodwill .....             --            199             --             602
                                                          -----------    -----------    -----------     -----------
         Adjusted net income .........................    $     3,534    $     1,959    $     8,164     $     4,590
                                                          ===========    ===========    ===========     ===========

         Basic earnings per share as reported ........    $      0.25    $      0.18    $      0.64     $      0.41
         Adjustment for amortization of goodwill .....             --           0.02             --            0.06
                                                          -----------    -----------    -----------     -----------
         Adjusted basic earnings per share ...........    $      0.25    $      0.20    $      0.64     $      0.47
                                                          ===========    ===========    ===========     ===========

         Diluted earnings per share as reported ......    $      0.24    $      0.18    $      0.61     $      0.40
         Adjustment for amortization of goodwill .....             --           0.02             --            0.06
                                                          -----------    -----------    -----------     -----------
         Adjusted diluted earnings per share .........    $      0.24    $      0.20    $      0.61     $      0.46
                                                          ===========    ===========    ===========     ===========

         There has been no change to the carrying value of the Company's goodwill since January 1, 2002. Goodwill at September 29, 2002 for the Electronics Group and the Industrial Group was $13,818,000 and $440,000, respectively. The Company's intangible assets subject to amortization and the related amortization expense are not material to the Company's consolidated financial position or results of operations, respectively.

(8)      Issuance of Common Stock

         On March 26, 2002, the Company completed a public stock offering of 3,600,000 shares of its common stock and, on April 19, 2002, an additional 500,000 shares were issued through the exercise of an over-allotment option. The shares were sold at $14.50 per share and generated proceeds, after underwriting discounts and expenses, of approximately $55,659,000. Proceeds from the offering have been used to repay debt of $52,500,000 during the period through September 29, 2002. On May 7, 2002, the Company's shareholders approved an amendment to increase the Company's authorized common stock from 20,000,000 shares to 30,000,000 shares.

(9)      Income Taxes

         The Company's effective tax rate for the three and nine months ended September 29, 2002 was 32.0%. Reconciling items between the federal statutory income tax rate and the effective tax rate include management's estimate for 2002 of research and development tax credits, state income tax benefits and certain other permanent differences.

(10)     Accumulated Other Comprehensive Income

         The aggregate fair market value of all interest rate swap agreements increased from $728,000 at December 31, 2001 to $737,000 at September 29, 2002 and was included in other liabilities on the consolidated balance sheet. The change in fair market value, net of tax of $3,000, was recorded as other comprehensive loss during the nine months ended September 29, 2002.

(11)     Stock Option Plans

         On May 7, 2002, the Company's shareholders approved amendments to certain of its stock compensation plans for officers, key employees and non-employee directors to increase the aggregate number of shares of common stock reserved for issuance thereunder from 3,000,000 to 4,750,000.

(12)     Long-Term Debt

         On July 3, 2002, the Company's credit agreement with its bank syndicate was amended to increase the aggregate commitment provided thereunder from $100,000,000 to $125,000,000. Substantially all other terms and conditions of the credit agreement remained the same.

(13)     Cash Dividend

         On September 12, 2002, the Company's Board of Directors declared an initial quarterly cash dividend of $0.03 (three cents) per common share outstanding. The dividend is payable on November 15, 2002 to shareholders of record as of October 25, 2002. A dividend payable of $425,000 is included in accrued liabilities as of September 29, 2002 in the accompanying consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain financial data, expressed as a percentage of net revenue, from the Company's Consolidated Income Statements for the three and nine months ended September 29, 2002 and September 30, 2001.

                                                                 Three Months Ended                Nine Months Ended
                                                          ------------------------------     -----------------------------
                                                          September 29,    September 30,     September 29,   September 30,
                                                              2002             2001               2002           2001
                                                          -------------    -------------     -------------   -------------
Net revenue:
   Electronics Group ................................              65.5%            78.1%             67.6%           82.9%
   Industrial Group .................................              34.5             21.9              32.4            17.1
                                                          -------------    -------------     -------------   -------------

   Total net revenue ................................             100.0            100.0             100.0           100.0

Cost of sales .......................................              80.3             83.0              81.6            82.8
                                                          -------------    -------------     -------------   -------------

Gross profit ........................................              19.7             17.0              18.4            17.2

Selling, general and administrative .................              10.6              9.7              10.3            10.6
Research and development ............................               1.1              1.4               1.2             1.3
Amortization of intangible assets ...................                --              0.5               0.1             0.5
                                                          -------------    -------------     -------------   -------------

Operating income ....................................               8.0%             5.4%              6.8%            4.8%
                                                          =============    =============     =============   =============
Net income ..........................................               5.0%             2.7%              3.9%            2.1%
                                                          =============    =============     =============   =============

     For reporting purposes, the operations of Sypris Electronics, Sypris Test & Measurement and Sypris Data Systems are included in the Electronics Group, and Sypris Technologies' operations are included in the Industrial Group. Segment discussion is included in the following discussion and analysis of our consolidated results of operations.

     Net Revenue. Net revenue was $70.8 million for the third quarter of 2002, an increase of $5.6 million, or 8.5%, from $65.2 million for the third quarter of 2001. Net revenue was $206.8 million for the first nine months of 2002, an increase of $20.4 million, or 10.9%, from $186.4 million for the first nine months of 2001. Backlog at September 29, 2002 was $155.5 million, an increase of $20.2 million from $135.3 million at September 30, 2001. Backlog for our Electronics Group and Industrial Group at September 29, 2002 was $115.5 million and $40.0 million, respectively.

     Net revenue for our Electronics Group for the third quarter of 2002 was $46.4 million, a decrease of $4.5 million, or 9.0%, from $50.9 million for the third quarter of 2001. Net revenue for our Electronics Group for the first nine months of 2002 was $139.7 million, a decrease of $14.8 million, or 9.6%, from $154.5 million for the first nine months of 2001. Net revenue from manufacturing services decreased $3.6 million and $10.5 million in the third quarter and first nine months of 2002, respectively, primarily due to the completion of certain contracts with aerospace and defense customers during 2001. Net revenue from other outsourced services decreased $1.3 million and $4.2 million in the third quarter and first nine months of 2002, respectively, due to weak economic conditions and a slowdown in the telecommunications and commercial avionics markets that negatively impacted our customers' demand for test and measurement services. We also divested a test facility in the third quarter of 2001, which accounted for net revenue of $2.5 million in the first nine months of 2001. Net revenue from product sales increased for the second consecutive quarter, primarily due to increased sales quantities of data systems products. Comparable period product sales increased by $0.4 million for the third quarter and decreased

$0.1 million for the nine months. Although the Electronics Group has shown a decrease in comparable period net revenue for each of 2002's first three quarters, and further expects a comparable period decrease in the fourth quarter, bookings have increased 16.2% for the nine-month comparable periods. The bookings growth is primarily from manufacturing service contracts with aerospace and defense customers, most of which have book-to-bill cycles of up to one year. We expect net revenue in 2003 to show year-to-year growth as shipments on these new contracts increase, particularly during the second half of the year.

     Net revenue for our Industrial Group for the third quarter of 2002 was $24.4 million, an increase of $10.1 million, or 70.6%, from $14.3 million for the third quarter of 2001. Net revenue for our Industrial Group for the first nine months of 2002 was $67.1 million, an increase of $35.2 million, or 110%, from $31.9 million for the first nine months of 2001. The contract with Dana Corporation, which began late in the second quarter of 2001 for fully machined, heavy-duty truck axle shafts and other drive train components, generated outsourced services revenue of $11.2 million and $30.8 million for the third quarter and first nine months of 2002, respectively, as compared to $7.9 million and $10.6 million, respectively, for the comparable periods of 2001. Excluding the Dana contract, our Industrial Group's net revenue increased $6.8 million and $15.0 million for the third quarter and first nine months of 2002, respectively, over the comparable prior year periods. The increase in net revenue, excluding the Dana contract, was primarily due to increased production volume for a new contract under which we began supplying light axle shafts to Visteon Corporation for the Ford F-150, F-250, F-350 and Ranger series pickup trucks, Expedition, Mustang GT, and the Lincoln Navigator. We expect fourth quarter net revenue for the Industrial Group will increase from the prior year, however, comparable period growth is expected to slow due to a forecasted decrease in demand in the heavy-duty truck market. The lower market conditions are expected to continue beyond the fourth quarter, with improvement anticipated during the second half of 2003.

     Gross Profit. Gross profit for the third quarter of 2002 was $14.0 million, an increase of $2.9 million, or 26.3%, from $11.1 million for the third quarter of 2001. Gross profit for the first nine months of 2002 was $38.0 million, an increase of $5.9 million, or 18.2%, from $32.1 million for the first nine months of 2001. Gross margin for the third quarter of 2002 increased to 19.7% from 17.0% for the third quarter of 2001. Gross margin for the first nine months of 2002 increased to 18.4% from 17.2% for the first nine months of 2001.

     Gross profit for our Electronics Group for the third quarter of 2002 was $10.2 million, an increase of $0.7 million, or 7.9%, from $9.5 million for the third quarter of 2001. Gross profit for our Electronics Group for the first nine months of 2002 was $27.9 million, a decrease of $0.6 million, or 2.1%, from $28.5 million for the first nine months of 2001. Cost reductions and improved manufacturing efficiencies produced increased gross margins for manufacturing and other technical services during the comparable third quarter and nine-month periods. This margin improvement yielded an increase in gross profit of $0.8 million for the third quarter and no change for the first nine months, during periods in which the associated net revenue declined by $4.9 million and $14.7 million, respectively. Gross profit from product sales declined by $0.1 million and $0.6 million during the third quarter and first nine months, respectively, as compared to the year-earlier periods, primarily due to product mix.

     Gross profit for our Industrial Group for the third quarter of 2002 was $3.8 million, an increase of $2.2 million or 136% from $1.6 million for the third quarter of 2001. Gross profit for our Industrial Group for the first nine months of 2002 was $10.1 million, an increase of $6.5 million or 179% from $3.6 million for the first nine months of 2001. The increase in gross profit was attributable to revenue growth in the heavy-duty truck market resulting primarily from the Dana contract. Start-up costs and manufacturing inefficiencies related to our initial production under the Visteon contract limited the profit contribution from this new business. Certain improvements to our manufacturing processes have been implemented and will continue as we increase production on this contract through the fourth quarter and into 2003. These improvements are expected to reduce production costs to our target level and thereby increase gross profit.

         Selling, General and Administrative. Selling, general and administrative expense for the third quarter of 2002 was $7.5 million, or 10.6% of net revenue, as compared to $6.3 million, or 9.7% of net revenue for the third quarter of 2001. Selling, general and administrative expense for the first nine months of 2002 was $21.2 million, or 10.3% of net revenue, as compared to $19.7 million, or 10.6% of net revenue for the first nine months of 2001. The increase in selling, general and administrative expense was primarily attributable to additional management and administrative infrastructure to support the growth in our Industrial Group, partially offset by reduced selling expenses of our Electronics Group.

         Research and Development. Research and development expense for the third quarter of 2002 was $0.8 million, or 1.1% of net revenue, as compared to $0.9 million, or 1.3% of net revenue for the third quarter of 2001. Research and development expense for the first nine months of 2002 was $2.5 million, or 1.2% of net revenue, as compared to $2.4 million, or 1.3% of net revenue for the first nine months of 2001. Our research and development spending in 2002 and 2001 was attributable to our Electronics Group and was related to new product releases for the data systems product lines.

         Amortization of Intangible Assets. Amortization of goodwill and indefinite lived intangible assets ceased when we adopted SFAS No. 142 effective January 1,2002. Amortization of intangible assets for the third quarter and first nine months of 2002 was $21,000 and $75,000, respectively. Amortization of intangible assets for the third quarter and first nine months of 2001 was $0.3 million and $1.0 million, respectively.

         Interest Expense, Net. Interest expense for the third quarter of 2002 was $0.5 million, as compared to $1.0 million for the third quarter of 2001. Interest expense for the first nine months of 2002 was $2.2 million, as compared to $3.2 million for the first nine months of 2001. The decrease in interest expense for the comparable periods reflects the repayment of debt with proceeds from our public stock offering combined with a reduction in interest rates. Our weighted average debt outstanding decreased to approximately $34.0 million for the third quarter of 2002 from approximately $80.9 million for the third quarter of 2001. Our weighted average debt outstanding decreased to approximately $54.5 million for the first nine months of 2002 from approximately $72.1 million for the first nine months of 2001. The weighted average interest rate for the third quarter of 2002 was approximately 6.0% as compared to approximately 6.4% for the prior period. The weighted average interest rate for the first nine months of 2002 was approximately 5.5% as compared to approximately 7.7% for the prior period. There was no capitalized interest in 2002 as compared to $0.3 million and $1.0 million for the third quarter and first nine months of 2001, respectively.

         Income Taxes. Income tax expense was $1.7 million for the third quarter of 2002 as compared to $1.0 million for the third quarter of 2001. Income tax expense was $3.8 million for the first nine months of 2002 as compared to $2.1 million for the first nine months of 2001. The effective tax rate for the first nine months of 2002 was 32.0% as compared to 35.0% for the first nine months of 2001. The lower effective tax rate for the first nine months of 2002 was principally due to tax credits and state income tax benefits that we expect to realize during 2002.

Liquidity, Capital Resources and Financial Condition

         Net cash provided by operating activities was $20.5 million for the first nine months of 2002, as compared to $6.1 million for the first nine months of 2001. Accounts receivable increased by $1.2 million during the first nine months of 2002, primarily due to third quarter shipments on the Dana and Visteon contracts and product sales for the Electronics Group. Inventory increased by $1.0 million during the first nine months of 2002, primarily to support the Industrial Group's revenue growth. Accounts payable increased by $7.7 million, excluding the impact of open accounts payable at the end of the third quarter of 2002 and at December 31, 2001 related to capital expenditures. The increase in accounts payable relates to the timing of payments for material purchases for the Industrial Group. Accrued liabilities decreased $1.9 million during the first nine months of 2002, primarily due to the timing of payments related to certain employee compensation and benefit programs.

         Net cash used in investing activities was $17.5 million for the first nine months of 2002 as compared to $31.4 million for the first nine months of 2001. Capital expenditures for our Electronics Group and Industrial Group totaled $5.1 million and $11.7 million, respectively, for the first nine months of 2002. Capital expenditures for our Electronics Group were principally comprised of manufacturing, assembly and test equipment. Our Industrial Group's capital expenditures included new forging and machining equipment to increase and expand the range of production capabilities. The Industrial Group's acquisition of certain assets related to the Dana contract for $11.5 million was included in investing activities for the first nine months of 2001.

         Net cash used in financing activities was $1.0 million for the first nine months of 2002 as compared to net cash provided by financing activities of $23.5 million for the first nine months of 2001. We received net proceeds of $55.7 million for our public stock offering during March and April 2002. Prior to the offering, we reduced debt by $5.0 million and proceeds from the offering have been used to reduce debt by an additional $52.5 million through September 29, 2002. On September 12, 2002, our Board of Directors declared an initial quarterly cash dividend of $0.03 (three cents) per common share outstanding. The dividend is payable on November 15, 2002 to shareholders of record as of October 25, 2002.

         We had total availability for borrowings and letters of credit under the revolving credit facility of $94.9 million at September 29, 2002, which, when combined with the cash balance of $15.4 million, provides for total cash and borrowing capacity of $110.3 million. Our borrowing capacity was increased by $25.0 million in July 2002, as we agreed with our bank group to raise maximum borrowings on the revolving credit facility from $100.0 million to $125.0 million. All other terms of the credit agreement remained substantially the same. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group.

         Our principal commitments at September 29, 2002 consisted of repayments of borrowings under the credit agreement and obligations under operating leases for certain of our real property and equipment. We also had purchase commitments totaling approximately $1.3 million at September 29, 2002, primarily for manufacturing equipment.

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

Forward-looking Statements

         This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similar forward-looking statements are made periodically in reports to the

Securities and Exchange Commission, press releases, reports and documents and in written and oral presentations to investors, stockholders, analysts and others, regarding future results or expected developments. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we cannot assure that the expectations contained in such statements will be achieved. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from those suggested in this report, including, among others: our dependence on our current management; the risks and uncertainties present in our business, including changes in laws or regulations; business conditions and growth in the general economy and the electronics and industrial markets served by us; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with our manufacturing facilities; our ability to successfully manage growth; the effect (including possible increases in the cost of doing business) resulting from future war and terrorists activities or political uncertainties; as well as other factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

       On July 26, 2001, we entered into interest rate swap agreements with three banks that effectively convert a portion of our variable rate debt to a fixed rate basis through July 2003. We entered into interest rate swap agreements as a means to reduce the impact of interest rate changes on future interest expense. All of our outstanding debt was covered by the interest rate swap agreements at September 29, 2002. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Excluding the borrowings included in the interest rate swap agreements, all other borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate, or certain alternative short-term rates, plus a margin (1.0% at September 29, 2002) based upon our leverage ratio. Since all debt outstanding at September 29, 2002 was covered under the interest rate swap agreements, an increase in interest rates would not affect interest expense. The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the near future.

Item 4.  Disclosure Controls

       Within the 90 days prior to the filing date of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Part II. Other Information

Item 1.  Legal Proceedings

       On July 25, 2002, the Company obtained a summary judgment in its favor, which is now final and nonappealable, in the previously disclosed lawsuit filed against the Company by Exxon Mobil in state district court in Louisiana. That suit involved a claim for damages potentially exceeding one hundred million dollars for the explosion of a coker plant in Baton Rouge, Louisiana. The Company remains a party to a previously disclosed federal court class action suit related to this matter.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

   Exhibit
   Number             Description
   ------             -----------

   10.25 2002B Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated July 3, 2002 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q filed on July 29, 2002).

   99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)    Reports on Form 8-K:

       The Company filed no reports on Form 8-K during the three months ended September 29, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SYPRIS SOLUTIONS, INC.
                                                        (Registrant)


Date:    October 30, 2002                     By:      /s/ David D. Johnson
       ------------------------                   ------------------------------
                                                       (David D. Johnson)
                                                      Vice President & Chief
                                                       Financial Officer

Date:    October 30, 2002                     By:      /s/ Anthony C. Allen
       ------------------------                   ------------------------------
                                                        (Anthony C. Allen)
                                                        Vice President,
                                                       Controller & Chief
                                                       Accounting Officer

                                 CERTIFICATIONS

I, Jeffrey T. Gill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sypris Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   October 30, 2002                        By:        /s/ Jeffrey T. Gill
      ------------------------                     -----------------------------
                                                             Jeffrey T. Gill
                                                     President & Chief Executive
                                                               Officer

I, David D. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sypris Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 30, 2002                        By:      /s/ David D. Johnson
      ------------------------                      ----------------------------
                                                            David D. Johnson
                                                          Vice President & Chief
                                                           Financial Officer