Form 10-K
period 2002-12-31
SYPRIS SOLUTIONS INC
filed 2003-02-26
CIK 864240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

    X      Annual report pursuant to Section 13 or 15(d) of the Securities
   ----
           Exchange Act of 1934. For the fiscal year ended December 31, 2002.

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

Yes      X               No ________
      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes      X               No ________
      -------

As of June 28, 2002, shares of the registrant's common stock held by non-affiliates (based upon the closing sale price of the registrant's common stock reported for such date on the Nasdaq National Market), had an aggregate market value of approximately $101,499,484. As of February 24, 2003, the registrant had 14,184,538 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held April 29, 2003 are incorporated by reference into Part III to the extent described therein.

                                Table of Contents

                                                                                                            Page
                                                                                                            ----
Part I

     Item 1.      Business ................................................................................   1

     Item 2.      Properties ..............................................................................  11

     Item 3.      Legal Proceedings .......................................................................  12

     Item 4.      Submission of Matters to a Vote of Security Holders .....................................  13

Part II

     Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters ...............  14

     Item 6.      Selected Financial Data .................................................................  15

     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations ...  16

     Item 7A.     Quantitative and Qualitative Disclosures about Market Risk ..............................  22

     Item 8.      Financial Statements and Supplementary Data .............................................  23

     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....  46

Part III

     Item 10.     Directors and Executive Officers of the Registrant ......................................  46

     Item 11.     Executive Compensation ..................................................................  46

     Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related

                      Stockholder Matters .................................................................  46

     Item 13.     Certain Relationships and Related Transactions ..........................................  46

     Item 14.     Controls and Procedures .................................................................  46

Part IV

     Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................  47

Signature Page ............................................................................................  51

Certifications ............................................................................................  52

Schedule II - Valuation and Qualifying Accounts ...........................................................  54

In this Form 10-K, "Sypris," "SYPR," "we," "us" and "our" refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively.

                                     PART I

Item 1.    Business

General

         Sypris Solutions, Inc. is a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design, testing and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for aerospace and defense electronics, truck components and assemblies, and for users of test and measurement equipment. Outsourced services accounted for approximately 84% of our revenue during the year ended December 31, 2002 and we expect this percentage to increase in the future.

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

         Aerospace and Defense Electronics. We are an established supplier of manufacturing services for the production of complex circuit cards, high-level assemblies and subsystems. We have long-term relationships with many of the leading aerospace and defense contractors, including BAE Systems North America, Boeing Company, Honeywell International, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation and Raytheon Company. We manufacture these complex electronic assemblies under multi-year contracts for the missile guidance systems of the AMRAAM, Brimstone and HARM missile programs, and for the main color display systems for the cockpit of the AH-64D Apache Longbow attack helicopter. We also have a long-term relationship with the National Security Agency to design and build secure communications equipment and write encryption software.

         Truck Components and Assemblies. We are the principal supplier of manufacturing services for the forging and machining of medium and heavy-duty truck axle shafts in North America. We produce these axle shafts under multi-year, sole-source contracts with ArvinMeritor, Inc. and Dana Corporation, the two primary providers of drive train assemblies for use by the leading truck manufacturers, including Ford Motor Company, Freightliner LLC, Mack Trucks, Inc., Navistar International Corporation, PACCAR, Inc. and Volvo Truck Corporation. During 2002, we began supplying Visteon Corporation with light axle shafts for Ford's F150, F250, F350 and Ranger series pickup trucks, Ford Expedition, Lincoln Navigator and the Ford Mustang GT.

         Test and Measurement Services. We provide technical services for the calibration, certification and repair of test and measurement equipment in the U.S. We have a multi-year, sole-source contract with the Federal Aviation Administration to calibrate and certify the equipment that is used to maintain the radar systems and directional beacons at over 400 airports in the U.S., the Caribbean and the South Pacific. We also have a multi-year, sole-source contract with the National Weather Service to calibrate the equipment that is used to maintain the NEXRAD Doppler radar systems at over 130 advanced warning weather service radar stations in 45 states, the Caribbean and Guam. We also have a multi-year contract with AT&T Corporation to provide calibration and certification services at over 600 of its central and field switching locations.

Industry Overview

         We believe the trend toward outsourcing is continuing across a wide range of industries and markets as outsourcing specialists assume a strategic role in the supply chain of companies of all types and sizes. We expect the growth in outsourcing expenditures to continue increasing at a rate far higher than the expansion in the overall economy.

         We believe the trend toward outsourcing is continuing because outsourcing frequently represents a more efficient, lower cost means for manufacturing a product or delivering a service when compared to more vertically integrated alternatives. The rate of acceptance of the outsourcing model, however, varies widely among industries and markets, and even among companies within the same industry or market. Nevertheless, industry leaders in each of our core markets are increasingly embracing the use of outsourcing specialists as a strategic means to enhance operating flexibility, reduce excess capacity, lower costs, improve quality and increase balance sheet productivity. While the facts and circumstances vary by industry, we believe the following benefits of outsourcing are driving this trend.

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

         Improved Supply Chain Management. We believe that the trend in outsourcing favors specialists who have the financial, managerial and capital resources to assume an increasingly greater role in the management of the supply chain for the customer. By utilizing fewer and more capable suppliers, companies are able to greatly simplify the infrastructure required to manage these suppliers, thereby reducing their costs and improving margins.

Our Markets

         Aerospace and Defense Electronics. The consolidation of defense contractors over the past decade has added to the increased demand for outsourcing specialists. The consolidated companies, some of which have developed highly leveraged balance sheets as a result of mergers and acquisitions, have been motivated to seek new ways to raise margins, increase profitability and enhance cash flow. Accordingly, outsourcing specialists, such as Sypris, have been successful in building new relationships with companies that previously relied more on internal resources. We believe this trend will continue and that our extensive experience, clearances, certifications and qualifications in the manufacturing of aerospace and defense electronics will serve to differentiate us from many of the more traditional outsource suppliers.

         The nature of providing outsourced manufacturing services to the aerospace and defense electronics industry differs substantially from the traditional commercial outsourced manufacturing services industry. The cost of failure can be extremely high, the manufacturing requirements are typically complex and products are produced in relatively small quantities. Companies that provide these manufacturing services are required to maintain and adhere to a number of strict certifications, security clearances and traceability standards that are comprehensive.

         As part of President George W. Bush's plan to strengthen the national defense, Congress passed a $397 billion fiscal 2003 defense budget, compared to the prior year's budget of $348 billion. We believe that we are well positioned to take advantage of the additional outsourcing activity that may flow from the prime contractors that are awarded contracts related to these increased defense appropriations and expenditures.

         Truck Components and Assemblies. The truck components and assemblies market consists of the original equipment manufacturers, or OEMs, such as DaimlerChrysler Corporation, Ford, Freightliner, General Motors Corporation, Mack, Navistar, PACCAR and Volvo, and a deep and extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. Tier I companies represent the primary suppliers to the OEMs and include firms such as ArvinMeritor, Dana, Delphi Automotive Systems Corporation, Eaton Corporation, and Visteon, among others. Many of the Tier I companies are confronted with excess capacity, high hourly wage rates, rich benefit packages and aging capital equipment. Below this group of companies reside numerous suppliers who either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components and assemblies market, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels.

         In an attempt to gain a competitive advantage, many OEMs have been reducing the number of suppliers they utilize. These manufacturers are choosing stronger relationships with fewer suppliers who are capable of investing to support their operations. In response to this trend, many suppliers have combined with others to gain the critical mass required to support these needs. As a result, the number of Tier I suppliers is being reduced, but in many cases the aggregate production capacity of these companies has yet to be addressed. We believe that as Tier I suppliers seek to eliminate excess capacity, they will increasingly choose outsourcing as a means to enhance their financial performance and as a result, companies such as Sypris will be presented with new business and acquisition opportunities.

         Test and Measurement Services. The widespread adoption of the International Organization for Standardization (ISO) and Quality Standards (QS), among others, has been underway for many years. A critical component of basic manufacturing discipline and these quality programs is the periodic calibration and certification of the test and measurement equipment that is used to measure process performance. The investment in this equipment and the skills required to support the calibration and certification process has historically been performed offsite by the manufacturers of the equipment, or onsite by internal operations, even though the productive use of the assets and people is difficult to justify since equipment is often certified on an annual, or in some cases, biannual basis.

         We believe that test and measurement services will be increasingly outsourced to independent specialists who can use the manpower and equipment across a diversified base of customers, reduce investment requirements and improve profitability on a national scale.

Our Business Strategy

         Our objective is to increase our leadership position in each of our core markets. We intend to serve our customers and achieve this objective by continuing to:

         Concentrate on our Core Markets. We will continue to focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We have been an established supplier of manufacturing and technical services to major aerospace and defense companies and agencies of the U.S. Government for over 35 years. We are the principal supplier of medium and heavy-duty truck axle shafts in North America, and we are the sole provider of calibration, certification and repair services for equipment used by the Federal Aviation Administration to maintain the radar systems and directional beacons at each of the airports it serves in the U.S., the Caribbean and the South Pacific.

         Dedicate our Resources to Support Strategic Partnerships. We will continue to dedicate our resources to support the needs of industry leaders who embrace multi-year contractual relationships as a strategic component of their supply chain management and have the potential for long-term growth. We prefer contracts that are sole-source by part number so we can work closely with the customer to the mutual benefit of both parties. In recent years, we have entered into multi-year manufacturing services agreements with BAE Systems, Boeing, Honeywell and Raytheon. We have also announced the award of sole-source supply agreements with ArvinMeritor, Visteon and Dana that run through 2004, 2006 and 2008, respectively. We believe additional growth opportunities exist with these and other customers.

         Invest to Increase the Competitiveness of our Partners. We will continue to invest in advanced manufacturing and process technologies to reduce the cost of the services we provide for our customers on an ongoing basis. We continue to expand and automate the services we provide to our customers in the truck components and assemblies market, with over $40 million invested since 1999. The automation substantially increased our output per man hour and enabled us to offer our customers reduced pricing that helped them to remain competitive on a global scale. Our ability to leverage this capability across a number of customers in the future will further improve our capacity utilization, absorption of overhead and reduce our manufacturing costs.

         Grow Through the Addition of New Value-Added Services. We will continue to grow through the addition of new value-added capabilities that enable us to provide a more complete solution by improving quality and reducing product cost, inventory levels and cycle times for our customers. We offer state-of-the-art machining capabilities to our customers in the truck components and assemblies market that enable us to reduce labor and shipping costs and minimize cycle times for our customers over the long-term. ArvinMeritor and Visteon have entered into contracts for these services, which we believe may provide us with significant additional opportunities for growth in the future.

         Target Strategic Acquisitions to Solidify our Market Leadership. We will continue to pursue strategic acquisitions that consolidate our position of leadership in our core markets, create or strengthen our relationships with leading companies and expand our range of value-added services. Since 1985, we have completed the purchase of 18 operations from companies such as Allegheny International, Alliant Techsystems, Inc., Dana, Honeywell, Lucent Technologies, Inc., Philips Electronics North America Corporation, and Sumitomo Corporation. We believe that there will be an increasing number of opportunities to solidify our positions of market leadership through the purchase of operating assets from our customers and others in our core markets in the future.

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

          Aerospace and Defense Electronics:

          BAE Systems ............     Complex circuit cards for the JCAD (joint
                                       chemical agent detector).

          Boeing .................     Complex circuit cards for the Brimstone
                                       missile guidance systems.

          Honeywell ..............     Complex circuit cards for the color
                                       display systems of the AH-64D Apache
                                       Longbow attack helicopter.

          Lockheed Martin ........     Space electronics for the space shuttle
                                       and the international space station.

          National Security
           Agency ................     Secure communications equipment,
                                       recording systems and encryption
                                       software.

          Raytheon ...............     Complex circuit cards and high level
                                       assemblies for use in satellite
                                       communications systems, the AMRAAM
                                       (advanced, medium-range, air-to-air
                                       missile) and HARM (high-speed,
                                       anti-radiation missile) missile
                                       guidance systems, and secure
                                       tactical communication systems.

          Truck Components and Assemblies:

          ArvinMeritor ...........     Axle shafts for medium and heavy-duty
                                       trucks.

          Dana ...................     Axle shafts, pinions and ring gears for
                                       medium and heavy-duty trucks.

          Visteon ................     Axle shafts for pickup trucks and sport
                                       utility vehicles.

          Test and Measurement Services:

          AT&T ...................     Calibration and certification services at
                                       over 600 central and field switching
                                       locations.

          Boeing .................     Testing of electronic components for use
                                       in commercial avionics.

          Federal Aviation
           Administration.........     Calibration and certification services at
                                       over 400 airports.

          National Weather
           Service ...............     Calibration and certification services
                                       for over 130 early warning weather radar stations.

          Products:

          General Motors..........     Electrical current sensors for traction
                                       motors for the rail industry.

          Miltope Corporation ....     Magnetic probes to test engine
                                       diagnostics for the U.S. Army.

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

     Our manufacturing services contracts for the aerospace and defense electronics market are generally sole-source by part number. Where we are the sole-source provider by part number, we are the exclusive provider to our customer of certain products for the duration of the manufacturing contract.

     Industrial Manufacturing Services. We provide our customers with a wide range of capabilities, including automated forging, extruding, machining, induction hardening, heat-treating and testing services to meet the exacting requirements of our customers. We also design and fabricate production tooling, manufacture prototype products and provide other value-added services for our customers.

     Our manufacturing services contracts for the truck components and assemblies markets are generally sole-source by part number. Part numbers may be specified for inclusion in a single model or a range of models. Where we are the sole-source provider by part number, we are the exclusive provider to our customer of the specific parts and for any replacements for these parts that may result from a design or model change for the duration of the manufacturing contract.

Technical Services

     Test and Measurement Services. We calibrate, repair and certify the test and measurement equipment that is used to maintain wireless communication equipment, control tower radar and direction beacons, NEXRAD Doppler advanced warning weather service radar systems, digital oscilloscopes, microwave equipment and fiber optic measuring equipment, among others. The applications cover the maintenance of cellular communications systems, air traffic control systems, broadband telecommunication systems and quality certification programs in manufacturing operations.

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

Products

     In addition to our outsourced services, we provide some of our customers with specialized products for end-to-end solutions. With the growth of our services business, our products business has increasingly become a smaller portion of our overall net revenue. We expect this trend to continue in the future.

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

Our Customers

     Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offering. Our five largest customers in 2002, which accounted for 50% of net revenue, were ArvinMeritor, Dana, Honeywell, Raytheon and Visteon. Our five largest customers in 2001, which accounted for 46% of net revenue, were ArvinMeritor, Dana, Honeywell, Lockheed Martin and Raytheon. Our five largest customers in 2000, which accounted for 39% of net revenue, were ArvinMeritor, Honeywell, Lockheed Martin, Northrop Grumman and Raytheon.

     For the year ended December 31, 2002, Raytheon represented approximately 19% of our net revenue, the U.S. Government and Government Agencies, including the National Security Agency, collectively represented approximately 16% of our net revenue, and Dana represented approximately 14% of our net revenue.

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

Backlog

     Our order backlog at December 31, 2002 was $154.2 million as compared to order backlog at December 31, 2001 of $162.3 million. Backlog for the Electronics Group and the Industrial Group at December 31, 2002 was $115.4 million and $38.8 million, respectively. Backlog for the Electronics Group and the Industrial Group at December 31, 2001 was $118.5 million and $43.8 million, respectively. Backlog consists of firm purchase orders with scheduled delivery dates and quantities. Total backlog at December 31, 2002 included $113.0 million for orders that are expected to be filled within 12 months. Our backlog has varied from quarter to quarter and may vary significantly in the future as a result of the timing of significant new orders and/or shipments, order cancellations, material availability and other factors.

Competition

     The outsourced manufacturing services markets that we serve are highly competitive and we compete against numerous domestic companies in addition to the internal capabilities of some of our customers. In the aerospace and defense electronics market, we compete primarily against companies such as LaBarge, Inc., Primus Technologies Corporation, SMTEK International, Inc., Sparton Corporation and Teledyne Technologies Incorporated. In the truck components and assemblies market, we compete primarily against companies such as Mid-West Forge, Inc., Spencer Forge and Machine, Inc. and Traxle Manufacturing, Inc., who serve as suppliers to many Tier I and smaller companies. In the test and measurement services market, we compete primarily against companies such as SIMCO Electronics, Transcat, Inc., Davis Inotek Instruments, and a variety of small, local, independent laboratories. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours.

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

     Steel is a major component of our cost of sales and net revenue for the truck components and assemblies business. We purchase the majority of our steel for use in this business at the direction of our customers, with any periodic changes in the price of steel being reflected in the prices we are paid for our services, such that we neither benefit from nor are harmed by any future changes in the price of steel. We believe that we have adequate sources for the supply of raw materials for our manufacturing needs. Our raw materials, including steel, are available within the geographic regions of our operating facilities from numerous qualified sources in quantities sufficient for our needs.

Research and Development

     Our research and development activities are mainly related to our product lines that serve the aerospace and defense electronics market. Most of the expenditures related to our outsourced services are for process improvements and are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small percentage of our net revenue. We invested $3.4 million, $3.1 million and $3.6 million in research and development in 2002, 2001 and 2000, respectively. We also utilize our research and development capability to develop processes and technologies for the benefit of our customers.

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

Employees

     As of December 31, 2002, we had a total of approximately 1,454 employees, 920 engaged in manufacturing, 143 engaged in sales and marketing, 103 engaged in engineering and 288 engaged in administration. Approximately 536 of our employees are covered by collective bargaining agreements with various unions that expire on various dates through 2006. We generally consider our relationship with employees to be good. On occasion we may be subject to strikes or labor contract interruptions, however, none has had a material impact on our operations. In October 2001, we experienced a strike by the Teamsters union at our Tampa, Florida facility. In the fourth quarter of 2001, we replaced all of the striking workers. Although we believe overall that our relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably or that we will not experience a work stoppage, which could adversely affect our results of operations.

Internet Access

     Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.sypris.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

Item 2.  Properties

     Our principal manufacturing services operations are engaged in electronics manufacturing services for our aerospace and defense customers and industrial manufacturing services for our truck components and assemblies customers.

     The following chart indicates the significant facilities that we own or lease, the location and size of each such facility and the manufacturing certifications that each facility possesses. The facilities listed below (other than the corporate office) are used principally as manufacturing facilities. Substantially all of our assets secure borrowings under our credit facility as of December 31, 2002, though it is expected that such security will be released during the first quarter of 2003 under the terms of our credit agreement.

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
--------------------------------------------------------------------------------------------------------------------
Manufacturing Facilities:
--------------------------------------------------------------------------------------------------------------------
      Louisville, Kentucky         Truck Components           Own               467,000              ISO 9002
                                    and Assemblies                                                   QS 9000
                                                                                                     ISO 9001
--------------------------------------------------------------------------------------------------------------------
         Tampa, Florida              Aerospace and        Lease (2007)          308,000              ISO 9001
                                  Defense Electronics                                                AS 9100
                                                                                                  NASA-STD-8739
                                                                                                   MIL-Q-9858A
                                                                                                  MIL-STD-2000A
                                                                                                  MIL-STD 45662
                                                                                                   MIL-STD 801D
--------------------------------------------------------------------------------------------------------------------
          Marion, Ohio             Truck Components           Own               255,000              QS 9000
                                    and Assemblies
--------------------------------------------------------------------------------------------------------------------
        Orlando, Florida               Test and               Own                62,000              ISO 9001
                                      Measurement                                                    ISO 9002
                                       Services                                                 ISO 17025/Guide 25
                                                                                                   MIL-STD 750
                                                                                                   MIL-STD 883
                                                                                                   MIL-STD 202
                                                                                                   MIL-STD 810
--------------------------------------------------------------------------------------------------------------------
      Monrovia, California           Aerospace and        Lease (2004)           36,000              ISO 9001
                                  Defense Electronics
--------------------------------------------------------------------------------------------------------------------

     In addition, we lease space in 20 other facilities primarily utilized to provide technical services, all of which are located in the U.S. We also own 13 ISO-certified mobile calibration units and one ISO-certified transportable field calibration unit that are utilized to provide test and measurement services at customer locations throughout the U.S., the Caribbean and the South Pacific. We believe that our facilities and equipment are in good condition and reasonably suited and adequate for our current needs.

     Below is a listing and description of the various manufacturing certifications or specifications that we utilize at our facilities.

Certification/Specification     Description
---------------------------     -----------

ISO 9001 ..................     A certification process comprised of 20 quality
                                system requirements to ensure quality in the areas of design, development, production, installation and servicing of products.

ISO 9002 ..................     A certification process similar to the ISO 9001
                                requirements, but it applies principally to manufacturing services as opposed to engineering services.

AS 9100 ...................     A quality management system developed by the
                                aerospace industry to measure supplier
                                conformance with basic common acceptable aerospace quality requirements.

QS 9000 ...................     A certification process developed by the
                                nation's major automakers that focuses on continuous improvement, defect reduction, variation reduction and elimination of waste.

ISO 17025/Guide 25 ........     A certification process commonly referred to as
                                A2LA, which sets out general provisions that a laboratory must address to carry out specific calibrations or tests and provides laboratories with direction for the development of a fundamental quality management system.

NASA-STD-8739 .............     A specification for space programs designated by
                                the National Aeronautics and Space
                                Administration.

MIL .......................     A specification that signifies specific
                                functions or processes that are conducted in compliance with military specifications, such as a quality program, high-reliability soldering, calibration and metrology, and environmental testing.

Item 3.   Legal Proceedings

     We are involved from time to time in litigation and other legal or environmental proceedings incidental to our business. Ongoing legal or environmental proceedings include the following:

     Legal Proceedings. Our Sypris Technologies subsidiary is a co-defendant in a lawsuit arising out of an explosion at a coker plant owned by Exxon Mobil Corporation located in Baton Rouge, Louisiana. In this lawsuit, it is alleged that a carbon steel pipe elbow that Sypris Technologies manufactured was improperly installed and the failure of which caused the explosion. In the third quarter of 2002, we obtained a summary judgment in our favor, which is now final and nonappealable, in a related lawsuit brought by Exxon Mobil in 1994 in state district court in Louisiana claiming damages for destruction of the plant. The pending action is a class action suit also filed in 1994 in federal court in Louisiana on behalf of the residents living around the plant and claims unspecified damages. Sypris Technologies is a co-defendant in this action with Exxon Mobil, the contractor and the fabricator. In this action, we maintain that the carbon steel pipe elbow at issue was appropriately marked as carbon steel and was improperly installed, without Sypris Technologies' knowledge, by the fabricator and general contractor in circumstances that required the use of a chromium steel elbow. As to all claims in the pending suit, we have received favorable summary judgment rulings, but some of such rulings remain subject to appeal. We are optimistic that the judgments in our favor will be upheld or become final.

     Environmental Proceedings. We are involved from time to time in environmental proceedings relating to properties owned or operated by us. The following is a summary of the environmental proceedings currently pending with respect to our facilities:

     . Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the State of Ohio voluntary action program standards applicable to the site. We continue to test and assess this site to determine the extent of this contamination by the prior owners of the facility. Under our purchase agreement for this facility, Dana has agreed to indemnify us for environmental conditions that existed on the site as of closing. As required in the purchase agreement, we notified Dana of such conditions prior to December 31, 2002.

       . A leased facility we formerly occupied in Tampa, Florida is currently subject to remediation activities related to ground water contamination involving methylene chloride and other volatile organic compounds which occurred prior to our use of the facility. The contamination extends beyond the boundaries of the facility. In December 1986, Honeywell, a prior operator of the facility, entered into a consent order with the Florida Department of Environmental Regulation under which Honeywell agreed to remediate the contamination, the full scope of which has not yet been determined. We purchased the assets of a business formerly located on this leased site and operated that business from 1993 until December 1994. Philips Electronics, the seller of those assets, has agreed to indemnify us with respect to environmental matters arising from groundwater contamination at the site prior to our use of the facility.

       . In December 1992, we acquired certain business assets formerly located at a leased facility in Littleton, Colorado. Certain chlorinated solvents disposed of on the site by Honeywell, a previous owner of the business, have contaminated the ground water at and around the site. Alliant Techsystems, from which we acquired the business assets, operates a remediation system approved by the State of Colorado and has also entered into a consent order with the EPA providing for additional investigation at the site. Alliant Techsystems has agreed to indemnify us with respect to these matters.

Item 4.  Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

         Our common stock is traded on the Nasdaq National Market under the symbol "SYPR." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by the Nasdaq National Market.

                                                                     High        Low
                                                                   --------   --------
         Year ended December 31, 2001:
           First Quarter ......................................    $  8.00    $  4.00
           Second Quarter .....................................    $  8.22    $  3.75
           Third Quarter ......................................    $ 10.55    $  7.50
           Fourth Quarter .....................................    $ 13.46    $  9.80

         Year ended December 31, 2002:
           First Quarter ......................................    $ 16.35    $ 12.50
           Second Quarter .....................................    $ 21.35    $ 15.30
           Third Quarter ......................................    $ 16.03    $ 10.00
           Fourth Quarter .....................................    $ 12.28    $  9.94


         As of February 24, 2003, there were 816 holders of record of our common stock.

         On September 22, 2002, our Board of Directors declared an initial quarterly cash dividend of $0.03 (three cents) per common share outstanding. Cash dividends declared totaled $0.06 (six cents) per common share outstanding in 2002. Dividends may be paid on common stock only when, as, and if declared by our Board of Directors in its sole discretion.

Item 6.    Selected Financial Data

         The following selected historical consolidated financial data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 8 - Financial Statements and Supplementary Data" and other financial information included elsewhere in this Form 10-K.

                                                                  Years ended December 31,
                                          -------------------------------------------------------------------------
                                              2002           2001           2000            1999         1998 (1)
                                          -----------     -----------    -----------    -----------     -----------
                                                         (in thousands, except for per share data)
Income Statement Data:

Net revenue ...........................   $   273,477      $  254,640     $  216,571     $  202,130      $  211,625
Gross profit ..........................        49,521          43,547         40,313         44,949          47,923
Operating income ......................        18,956          13,030          5,477         14,166          12,851
Net income ............................        11,439           6,367          3,184          9,556           7,446

Earnings per common share:
   Basic ..............................   $      0.87      $     0.65     $     0.33     $     1.00      $     0.79
   Diluted ............................   $      0.84      $     0.63     $     0.32     $     0.97      $     0.76


                                                                        December 31,
                                          -------------------------------------------------------------------------
                                              2002           2001           2000            1999           1998
                                          -----------     -----------    -----------    -----------     -----------
                                                                        (in thousands)
Balance Sheet Data:

Working capital .......................   $    77,593      $   67,325     $   58,602     $   53,705      $   32,121
Total assets ..........................       223,605         211,444        179,122        148,564         121,119
Total debt ............................        37,000          87,500         65,000         54,400          28,583
Total stockholders' equity ............       137,035          70,120         64,205         60,820          49,359

---------------

(1)  For periods ended prior to March 30, 1998:

     . The consolidated financial statements of our predecessor are included in the presentation of selected consolidated financial data as our predecessor was deemed to be the acquirer for accounting purposes in our reorganization.

     . The computation of earnings per common share has been adjusted to exclude the minority interests reflected in the historical financial statements of our predecessor.

     . Shares used in computing earnings per common share reflect our one-for-four reverse stock split that occurred on March 30, 1998, and include the outstanding shares of our common stock as of March 30, 1998 and the dilution associated with common stock options issued prior to that date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of our financial condition and results of operations should be read together with the other financial information and consolidated financial statements included in this Form 10-K.

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

         Critical Accounting Policies and Estimates

         Our results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact our operating results.

         Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include revenue recognition and cost estimation on certain contracts for which we use a percentage of completion, units of delivery method of accounting. This accounting method is applied by our Electronics Group for outsourced services provided under multi-year contracts with aerospace and defense customers. Approximately 44%, 53% and 49% of total net revenue was recognized under the percentage of completion, units of delivery method of accounting during 2002, 2001 and 2000, respectively. Revenue is recognized on these contracts when units are accepted by and shipped to the customer, with unit revenue derived based upon the total contract revenue and total units to be delivered over the life of the contract. The corresponding recognition of cost of sales for the delivered units is based upon our estimates of costs to be incurred for the total contract. Under this approach, we compare estimated costs to complete an entire contract to total net revenue for the term of the contract to arrive at an estimated gross margin percentage for each contract. Each month, the estimated gross margin percentage is applied to the cumulative net revenue recognized on the contract to arrive at cost of sales for the period. Management reviews these estimates monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period in which the change is known. Such changes to these estimates have not been material to our quarterly results of operations during the three year period ended December 31, 2002. If increases in projected costs to complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. Additionally, our reserve for excess and obsolete inventory is primarily based upon forecasted demand for our products and any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

         The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion, units of delivery method of accounting affect the amounts reported in our consolidated financial statements. A number of internal and external factors affect our cost of sales estimates, including labor rate and efficiency variances, revised estimates of warranty costs, estimated future material prices and customer specification and testing requirement changes. If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported in our consolidated financial statements.

         Consistent with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but instead tested at least annually for impairment. Prior to 2002, goodwill was amortized using the straight-line method over its estimated period of benefit of 15 years. We have not recorded any impairments of goodwill since adopting SFAS No. 142.

         Consistent with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate long-lived assets for impairment and assess their recoverability based upon anticipated future cash flows. If facts and circumstances lead us to believe that the cost of one of our assets may be impaired, we will write down that carrying amount to fair value to the extent necessary. We have not recorded any impairments of long-lived assets since adopting SFAS No. 144.

Results of Operations

         The following table sets forth certain data from our consolidated income statements for the years ended December 31, 2002, 2001 and 2000, expressed as a percentage of net revenue:

                                                               Years ended December 31,
                                                        --------------------------------------
                                                          2002           2001            2000
                                                        -------        -------         -------
         Net revenue:
           Electronics Group .......................       68.2%          81.4%           84.1%
           Industrial Group ........................       31.8           18.6            15.9
                                                        -------        -------         -------
           Total net revenue .......................      100.0          100.0           100.0
         Cost of sales .............................       81.9           82.9            81.4
                                                        -------        -------         -------
         Gross profit ..............................       18.1           17.1            18.6
         Selling, general and administrative .......        9.9           10.3            12.4
         Research and development ..................        1.3            1.2             1.6
         Amortization of intangible assets .........         --            0.5             0.7
         Special charges ...........................         --             --             1.4
                                                        -------        -------         -------
         Operating income ..........................        6.9%           5.1%            2.5%
                                                        =======        =======         =======
         Net income ................................        4.2%           2.5%            1.5%
                                                        -------        -------         -------

         Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Net Revenue. Net revenue was $273.5 million in 2002, an increase of $18.9 million, or 7.4%, from $254.6 million in 2001. Backlog at December 31, 2002 was $154.2 million, a decrease of $8.1 million from $162.3 million at December 31, 2001. Backlog for our Electronics Group and Industrial Group at December 31, 2002 was $115.4 million and $38.8 million, respectively.

         Net revenue for our Electronics Group in 2002 was $186.6 million, a decrease of $20.7 million, or 10.0%, from $207.3 million in 2001. The decrease in net revenue was primarily due to lower revenue in manufacturing services and other outsourced services. Manufacturing services revenue decreased $14.7 million primarily due to lower aerospace and defense shipments during 2002 and the completion of a commercial contract in the fourth quarter of 2001. Other outsourced services revenue decreased $5.4 million primarily due to a 16% decline in revenue for test and measurement services. Weak economic conditions and a slowdown in the telecommunications, semiconductor, and commercial avionics markets negatively affected demand for test and measurement services from our customers. Product sales accounted for a decrease in net revenue of $0.6 million during 2002, primarily due to reduced sales quantities for magnetics products.

         Net revenue for our Industrial Group in 2002 was $86.9 million, an increase of $39.6 million, or 83.3%, from $47.3 million in 2001. The increase in net revenue was primarily due to the full year effect of the May 2001 contract with Dana Corporation and the addition of a contract with Visteon Corporation. The contract with Dana for fully machined, medium and heavy-duty truck axle shafts and other drive train components, generated outsourced services revenue totaling $38.6 million in 2002, as compared to $17.7 million in 2001. Under the contract with Visteon we began supplying light axle shafts for pickup trucks and sport utility vehicles during the first quarter of 2002.

         Gross Profit. Gross profit in 2002 was $49.5 million, an increase of $6.0 million, or 13.8%, from $43.5 million in 2001. Gross margin as a percentage of net revenue in 2002 increased to 18.1% from 17.1% in 2001.

         Gross profit for our Electronics Group in 2002 was $37.8 million, an increase of $0.4 million, or 1.1%, from $37.4 million in 2001. Gross margin for our Electronics Group increased to 16.2% in 2002 from 14.0% in 2001. Gross margin increased due to cost reductions, improved manufacturing efficiencies and a more favorable revenue mix in 2002 as compared to 2001. This improvement in margin was partially offset by lower profit resulting from a decrease in net revenue.

         Gross profit for our Industrial Group in 2002 was $11.7 million, an increase of $5.6 million, or 91.8%, from $6.1 million in 2001. Gross margin for our Industrial Group increased to 13.5% in 2002 from 13.0% in 2001. The increase in gross profit was primarily due to revenue growth from contracts with Dana and Visteon. Start-up costs and manufacturing inefficiencies related to our initial production under the Visteon contract limited the gross profit contribution from this business.

         Selling, General and Administrative. Selling, general and administrative expense in 2002 was $27.1 million, or 9.9% of net revenue, as compared to $26.1 million, or 10.3% of net revenue in 2001. The increase in selling, general and administrative expense was primarily attributable to additional management and administrative infrastructure to support the growth in our Industrial Group, partially offset by reduced selling expenses in our Electronics Group. During the fourth quarter of 2002, selling, general and administrative expense was 8.8% of net revenue, primarily due to a reduction in our incentive bonus expense based on performance measures defined in our incentive plans.

         Research and Development. Research and development expense in 2002 was $3.4 million, or 1.3% of net revenue, as compared to $3.1 million, or 1.2% of net revenue in 2001. Our research and development spending in 2002 and 2001 was primarily attributable to our Electronics Group and was related to new product releases for the data systems product lines.

         Amortization of Intangible Assets. Amortization of goodwill and indefinite-lived intangible assets ceased when we adopted SFAS No. 142 effective January 1, 2002. Amortization of intangible assets in 2002 was $0.1 million, compared to $1.3 million in 2001.

         Interest Expense, Net. Interest expense in 2002 was $2.7 million, a decrease of $1.4 million, or 34.1%, from $4.1 million in 2001. The decrease in interest expense from the comparable period reflects the 2002 repayment of debt with proceeds from our public stock offering combined with a reduction in our weighted average interest rate. Our weighted average debt outstanding decreased to approximately $49.8 million for 2002 from approximately $74.5 million for 2001. The weighted average interest rate for 2002 was approximately 5.8% as compared to approximately 7.4% for 2001. There was no capitalized interest for 2002 as compared to $1.8 million for 2001.

         Income Taxes. Income tax expense was $4.9 million in 2002 as compared to $2.9 million in 2001. The effective tax rate was 30.1% and 31.4% in 2002 and 2001, respectively. The effective tax rate for both years reflects research and development tax credits, Extraterritorial Income Exclusion tax benefits and a reduction in our valuation allowance on deferred tax assets. The reduction in the valuation allowance for 2002 and 2001 was $0.7 million and $0.3 million, respectively.

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

         Net revenue for our Electronics Group in 2001 was $207.3 million, an increase of $25.2 million, or 13.8%, from $182.1 million in 2000. The increase in net revenue was primarily from contracts with aerospace and defense customers for manufacturing services, which generated an increase of $28.7 million in 2001 over the prior year. Other outsourced services accounted for an increase in net revenue of $0.5 million during 2001. Product sales accounted for a decrease in net revenue of $4.0 million during 2001, primarily due to reduced sales quantities for data systems products.

         Net revenue for our Industrial Group in 2001 was $47.3 million, an increase of $12.8 million, or 37.5%, from $34.5 million in 2000. During May 2001, we entered into a new long-term contract with Dana, including the acquisition of certain manufacturing assets and inventory from Dana for approximately $11.5 million in cash. The assets are used to produce fully machined, medium and heavy-duty truck axle shafts and other drive train components for integration into subassemblies produced for leading truck manufacturers. This business generated outsourced services revenue of $17.7 million during 2001. Excluding the acquisition, the Industrial Group's net revenue declined $4.9 million in 2001 from the prior year. The decrease in net revenue was primarily due to a decline in outsourced services provided to customers in the heavy-duty truck market. Unfavorable market conditions that arose during the second half of 2000 for heavy-duty truck production resulted in an industry-wide market decrease of approximately 40% by the second half of 2001 and reduced the volume of axles we supplied to that market.

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

         Gross profit for our Industrial Group in 2001 was $6.1 million, an increase of $2.1 million or 52.5% from $4.0 million in 2000. Excluding the new contract with Dana, gross profit declined $0.9 million in 2001 primarily due to the downturn of the heavy-duty truck market. The reduction in demand and corresponding impact on shipments occurred as our organizational infrastructure to support future growth plans was being developed. The increased cost structure associated with the additional people and systems required to meet future contractual requirements and the underabsorption of overhead due to the volume decline resulted in a decline in our gross margin, excluding the impact of the new contract with Dana, to 10.6% in 2001, as compared to 11.7% for the prior year. Gross margin for our Industrial Group during 2001, including the new contract with Dana, was 13.0%.

         Selling, General and Administrative. Selling, general and administrative expense in 2001 was $26.1 million, or 10.3% of net revenue, as compared to $26.9 million, or 12.4% of net revenue in 2000. Although net revenue increased 17.6% from 2000 to 2001 and the new contract with Dana added approximately $1.0 million to selling, general and administrative expense during 2001, our total selling, general and administrative spending decreased by $0.8 million, or 2.8%. The decline in selling, general and administrative expense was primarily attributable to decreased selling expenses and commissions related to lower product sales for our Electronics Group, decreased marketing costs and cost reductions in both our Electronics Group and Industrial Group in response to the general weakness in the U.S. economy.

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

         Interest Expense, Net. Interest expense in 2001 was $4.1 million, an increase of $0.1 million, or 1.9%, from $4.0 million in 2000. Interest expense attributable to increased borrowings during 2001 was offset by a reduction in interest rates and the capitalization of interest incurred on our Industrial Group's capital expenditure program. Our weighted average debt outstanding increased to approximately $74.5 million during 2001 from approximately $58.7 million in 2000. This increase reflected the $11.5 million acquisition from Dana made by our Industrial Group in May 2001 and capital expenditures during 2000 and 2001 to support new business opportunities. The weighted average interest rate in 2001 was approximately 7.4% as compared to approximately 8.5% for the prior year. Capitalized interest in 2001 was $1.8 million as compared to $0.9 million in 2000.

         Income Taxes. Income tax expense was $2.9 million in 2001 as compared to an income tax benefit of $1.4 million in 2000. The effective tax rate in 2001 was 31.4%. The effective tax rate for 2001 and the income tax benefit in 2000 reflect research and development tax credits, Extraterritorial Income Exclusion tax benefits and a reduction in our valuation allowance on deferred tax assets. The reduction in the valuation allowance for 2001 and 2000 was $0.3 million and $3.0 million, respectively.

Liquidity, Capital Resources and Financial Condition

         Net cash provided by operating activities was $13.6 million in 2002, as compared to $8.5 million in 2001 primarily due to an increase in net income and deferred income taxes and a decrease in accounts receivable, partially offset by contributions to pension plans. On November 27, 2002, we made a voluntary contribution to the pension plans totaling $5.7 million.

         Net cash used in investing activities was $20.2 million in 2002 as compared to $32.9 million in 2001. Capital expenditures for our Electronics Group and Industrial Group totaled $7.5 million and $12.0 million, respectively, in 2002. Capital expenditures for our Electronics Group were principally comprised of manufacturing, assembly and test equipment. Our Industrial Group's capital expenditures included new forging and machining equipment to increase and expand the range of production capabilities. Our Industrial Group invested $12.0 million, $19.5 million and $15.5 million during 2002, 2001 and 2000, respectively, in facilities, equipment and systems to support our growth in the truck components and assemblies market. We substantially completed the investments for this growth during 2002, which provides us with the capacity to serve the requirements of our existing multi-year contracts with ArvinMeritor, Dana and Visteon. The Industrial Group's acquisition of certain assets related to the Dana contract for $11.5 million was included in investing activities in 2001.

         Net cash provided by financing activities was $5.8 million during 2002 as compared to $23.0 million in 2001. We received net proceeds of $55.7 million from our public stock offering during March and April 2002. Prior to the offering, we reduced debt by $5.0 million and proceeds from the offering were used to reduce debt by an additional $45.5 million in 2002. Dividends paid in 2002 totaled $0.4 million.

         Subject to certain loan covenants, we had total availability for borrowings and letters of credit under the revolving credit facility of $87.8 million at December 31, 2002, which, when combined with the cash balance of $12.4 million, provides for total cash and borrowing capacity of $100.4 million. Our borrowing capacity was increased by $25.0 million in July 2002, as we agreed with our bank group to raise maximum borrowings on the revolving credit facility from $100.0 million to $125.0 million. Other terms of the credit agreement remained substantially unchanged. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group.

         Our principal commitments at December 31, 2002 consisted of repayments of borrowings under the credit agreement and obligations under operating leases for certain of our real property and equipment. We also had purchase commitments totaling approximately $2.8 million at December 31, 2002, primarily for manufacturing equipment. The following table provides information about the payment dates of our contractual obligations at December 31, 2002, excluding current liabilities except for the current portion of long-term debt (amounts in thousands):

                                                                                                            2008 &
                                          2003          2004         2005         2006         2007       Thereafter
                                        ---------    ---------    ---------     --------     --------     ----------
         Revolving credit facility ...  $   7,000    $      --    $  30,000     $     --     $     --     $       --
         Operating leases ............      6,935        6,468        5,753        5,179        9,537            138
                                        ---------    ---------    ---------     --------     --------     ----------
         Total .......................  $  13,935    $   6,468    $  35,753     $  5,179     $  9,537     $      138
                                        =========    =========    =========     ========     ========     ==========

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

Outlook

         The short-term outlook for several of our Electronic Group's aerospace and defense customers is becoming less certain as these customers compete for funds that appear to be increasingly redirected to support the deployment of the U.S. military to the Middle East. After the expected appropriation of funds for the war effort by Congress, however, we believe the outlook for this portion of our business will regain its momentum. As a result, comparable period growth in our Electronic Group is not expected to occur until the second half of 2003 as shipments are expected to increase on certain aerospace and defense contracts.

         Our Industrial Group expects a steady recovery in the production of medium and heavy-duty trucks during the second half of 2003. The late 2002 decline in the heavy-duty truck market is expected to stabilize during the first half of 2003 and increase over the balance of the year. This anticipated rebound in the heavy-duty truck market, combined with an expected increase in volume from supplying additional parts to our existing customers and the full year impact of the Visteon contract, is expected to result in an increase in our Industrial Group's revenue in 2003.

Recently Issued Accounting Standards

         Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and
138. SFAS No. 133, and its subsequent amendments, requires us to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value must be recognized currently in earnings. In 2001, we entered into interest rate swap agreements, which are deemed to be effective hedges in accordance with SFAS No. 133.

         Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

         Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Adoption of SFAS No. 144 did not impact our financial statements in 2002.

Forward Looking Statements

         This annual report may contain projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect our current views with respect to future events and financial performance. No assurance can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. These factors include our dependence on our current management; the risks and uncertainties present in our business, including changes in laws or regulations; business conditions and growth in the general economy and the electronics and industrial markets served by us; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with our manufacturing facilities; the ability to successfully manage growth; the effects (including possible increases in the cost of doing business) resulting from future war and terrorists activities or political uncertainties; as well as other factors included in our periodic reports filed with the Securities and Exchange Commission.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

         On July 26, 2001, we entered into interest rate swap agreements with a syndicate of banks that effectively convert a portion of our variable rate debt to a fixed rate of 4.52%, excluding our applicable margin, through July 2003. We entered into interest rate swap agreements as a means to reduce the impact of interest rate changes on future interest expense. Approximately 81% ($30.0 million) of our outstanding debt was covered under the interest rate swap agreements at December 31, 2002. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Excluding the borrowings included in the interest rate swap agreements, all other borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate, or certain alternative short-term rates, plus a margin (1.0% at December 31, 2002) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense of approximately $70,000 on an annualized basis, based upon our debt outstanding at December 31, 2002. The vast majority of our transactions are denominated in U.S. dollars. As such, fluctuations in foreign currency exchange rates have historically had little impact on us. Inflation has not been a significant factor in our operations in any of the periods presented and it is not expected to affect operations in the foreseeable future.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             SYPRIS SOLUTIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Auditors ............................................. 24

Consolidated Income Statements ............................................. 25

Consolidated Balance Sheets ................................................ 26

Consolidated Statements of Cash Flows ...................................... 27

Consolidated Statements of Stockholders' Equity ............................ 28

Notes to Consolidated Financial Statements ................................. 29

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Sypris Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

                                            /s/ Ernst & Young LLP

Louisville, Kentucky
January 31, 2003

                             SYPRIS SOLUTIONS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except for per share data)

                                                                Years ended December 31,
                                                       ------------------------------------------
                                                          2002            2001           2000
                                                       -----------     ----------     -----------
Net revenue:
   Outsourced services ..............................  $   229,629     $  209,874     $   168,216
   Products .........................................       43,848         44,766          48,355
                                                       -----------     ----------     -----------

     Total net revenue ..............................      273,477        254,640         216,571

Cost of sales:
   Outsourced services ..............................      195,576        181,818         145,059
   Products .........................................       28,380         29,275          31,199
                                                       -----------     ----------     -----------

     Total cost of sales ............................      223,956        211,093         176,258
                                                       -----------     ----------     -----------

     Gross profit ...................................       49,521         43,547          40,313

Selling, general and administrative .................       27,114         26,134          26,881
Research and development ............................        3,354          3,054           3,574
Amortization of intangible assets ...................           97          1,329           1,436
Special charges .....................................           --             --           2,945
                                                       -----------     ----------     -----------

     Operating income ...............................       18,956         13,030           5,477

Interest expense, net ...............................        2,742          4,111           4,035
Other income, net ...................................         (159)          (358)           (344)
                                                       -----------     ----------     -----------

     Income before income taxes .....................       16,373          9,277           1,786

Income tax expense (benefit) ........................        4,934          2,910          (1,398)
                                                       -----------     ----------     -----------

     Net income .....................................  $    11,439     $    6,367     $     3,184
                                                       ===========     ==========     ===========

Earnings per common share:
     Basic ..........................................  $      0.87     $     0.65     $      0.33
     Diluted ........................................  $      0.84     $     0.63     $      0.32

Shares used in computing earnings per common share:
     Basic ..........................................       13,117          9,828           9,671
     Diluted ........................................       13,664         10,028           9,964

    The accompanying notes are an integral part of the consolidated financial statements.

                             SYPRIS SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                                                              December 31,
                                                                                                        ----------------------
                                                                                                           2002         2001
                                                                                                        ---------    ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents ........................................................................   $  12,403    $  13,232
   Accounts receivable, net .........................................................................      37,951       39,758
   Inventory, net ...................................................................................      64,443       60,574
   Other current assets .............................................................................       9,187        7,991
                                                                                                        ---------    ---------
     Total current assets ...........................................................................     123,984      121,555
Property, plant and equipment, net ..................................................................      75,305       70,452
Goodwill ............................................................................................      14,277       14,277
Other assets ........................................................................................      10,039        5,160
                                                                                                        ---------    ---------
                                                                                                        $ 223,605    $ 211,444
                                                                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .................................................................................   $  23,356    $  26,828
   Accrued liabilities ..............................................................................      16,035       19,902
   Current portion of long-term debt ................................................................       7,000        7,500
                                                                                                        ---------    ---------
     Total current liabilities ......................................................................      46,391       54,230
Long-term debt ......................................................................................      30,000       80,000
Other liabilities ...................................................................................      10,179        7,094
                                                                                                        ---------    ---------
     Total liabilities ..............................................................................      86,570      141,324

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share, 981,600 and 989,000 shares authorized in 2002 and 2001,
     respectively; no shares issued .................................................................         --           --
   Series A preferred stock, par value $.01 per share, 18,400 shares and 11,000 shares authorized in
     2002 and 2001, respectively; no shares issued ..................................................         --           --
   Common stock, non-voting, par value $.01 per share, 10,000,000 shares
authorized; no shares issued ........................................................................         --           --
   Common stock, par value $.01 per share, 30,000,000 and 20,000,000 shares authorized in 2002 and
     2001, respectively; 14,158,077 and 9,898,675 shares issued and outstanding in 2002 and 2001,
     respectively ...................................................................................         142           99
   Additional paid-in capital .......................................................................      82,575       25,490
   Retained earnings ................................................................................      57,017       46,427
   Accumulated other comprehensive income (loss) ....................................................      (2,699)      (1,896)
                                                                                                        ---------    ---------
     Total stockholders' equity .....................................................................     137,035       70,120
                                                                                                        ---------    ---------
                                                                                                        $ 223,605    $ 211,444
                                                                                                        =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             SYPRIS SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Years ended December 31,
                                                                           --------------------------------
                                                                             2002        2001        2000
                                                                           --------    --------    --------
Cash flows from operating activities:
   Net income ..........................................................   $ 11,439    $  6,367    $  3,184
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .....................................     11,386       9,856       9,351
     Deferred income taxes .............................................      3,684         479      (2,478)
     Provision for excess and obsolete inventory .......................        727         432         453
     Provision for doubtful accounts ...................................        231         122          18
     Other noncash charges .............................................        339          59         202
     Contributions to pension plans ....................................     (7,451)       (754)     (1,181)
     Changes in operating assets and liabilities, net of acquisitions:
      Accounts receivable ..............................................      1,576      (8,474)     (8,121)
      Inventory ........................................................     (4,559)     (3,519)     (2,046)
      Other current assets .............................................       (863)       (416)       (344)
      Accounts payable .................................................     (1,010)      3,648       9,274
      Accrued and other liabilities ....................................     (1,898)        671        (180)
                                                                           --------    --------    --------
       Net cash provided by operating activities .......................     13,601       8,471       8,132
Cash flows from investing activities:
   Capital expenditures ................................................    (19,747)    (27,623)    (23,886)
   Purchase of the net assets of acquired entities .....................        --      (11,486)        --
   Proceeds from sale of assets ........................................        211       6,816       9,292
   Changes in nonoperating assets and liabilities ......................       (662)       (650)       (351)
                                                                           --------    --------    --------
       Net cash used in investing activities ...........................    (20,198)    (32,943)    (14,945)
Cash flows from financing activities:
   Net (decrease) increase in debt under revolving credit agreements ...    (50,500)     22,500      10,600
   Cash dividends paid .................................................       (424)        --          --
   Proceeds from issuance of common stock ..............................     56,692         530         481
                                                                           --------    --------    --------
       Net cash provided by financing activities .......................      5,768      23,030      11,081
                                                                           --------    --------    --------
Net (decrease) increase in cash and cash equivalents ...................       (829)     (1,442)      4,268
Cash and cash equivalents at beginning of year .........................     13,232      14,674      10,406
                                                                           --------    --------    --------
Cash and cash equivalents at end of year ...............................   $ 12,403    $ 13,232    $ 14,674
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

                             SYPRIS SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except for share data)

                                                                                                    Accumulated
                                                                                                       Other
                                                      Common Stock          Additional             Comprehensive       Total
                                                ------------------------      Paid-In    Retained      Income      Stockholders'
                                                   Shares        Amount       Capital    Earnings      (Loss)         Equity
                                                -----------     --------    ----------  ----------   ----------     ----------
Balance at January 1, 2000 ...................    9,589,214     $     96    $   23,921  $   36,876   $      (73)    $   60,820

Net income ...................................           --           --            --       3,184           --          3,184
Adjustment in minimum pension liability ......           --           --            --          --         (280)          (280)
                                                -----------     --------    ----------  ----------   ----------     ----------
Comprehensive income (loss) ..................           --           --            --       3,184         (280)         2,904

Issuance of shares under Employee Stock
   Purchase Plan .............................       35,290           --           273          --           --            273
Exercise of stock options ....................       85,165            1           207          --           --            208
                                                -----------     --------    ----------  ----------   ----------     ----------

Balance at December 31, 2000 .................    9,709,669           97        24,401      40,060         (353)        64,205

Net income ...................................           --           --            --       6,367           --          6,367
Adjustment in minimum pension liability,
   net of tax of $828 ........................           --           --            --          --       (1,124)        (1,124)
Change in fair value of interest rate swap
   agreements, net of tax of $309 ............           --           --            --          --         (419)          (419)
                                                -----------     --------    ----------  ---------    ----------     ----------
Comprehensive income (loss) ..................           --           --            --       6,367       (1,543)         4,824

Issuance of shares under Employee Stock
   Purchase Plan .............................       52,206            1           256          --           --            257
Exercise of stock options ....................      136,800            1           566          --           --            567
Stock option tax benefit .....................           --           --           267          --           --            267
                                                -----------     --------    ----------  ----------   ----------     ----------

Balance at December 31, 2001 .................    9,898,675           99        25,490      46,427       (1,896)        70,120

Net income ...................................           --           --            --      11,439           --         11,439
Adjustment in minimum pension liability,
   net of tax of $582 ........................           --           --            --          --         (873)          (873)
Change in fair value of interest rate swap
   agreements, net of tax of $99 .............           --           --            --          --           70             70
                                                -----------     --------    ----------  ----------   ----------     ----------
Comprehensive income (loss) ..................           --           --            --      11,439         (803)        10,636
Cash dividends, $0.06 per common share .......           --           --            --        (849)          --           (849)
Issuance of common shares ....................    4,100,000           41        55,615          --           --         55,656
Issuance of shares under Employee Stock
   Purchase Plan .............................       37,695            1           335          --           --            336
Exercise of stock options ....................      123,983            1           758          --           --            759
Stock option tax benefit .....................           --           --           377          --           --            377
Retire unvested restricted shares ............       (2,276)          --            --          --           --             --
                                                -----------     --------    ----------  ----------   ----------     ----------
Balance at December 31, 2002 .................   14,158,077     $    142    $   82,575  $   57,017   $   (2,699)    $  137,035
                                                ===========     ========    ==========  ==========   ==========     ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                             SYPRIS SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

 (1)     Organization and Significant Accounting Policies

     Consolidation Policy

         The accompanying consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, "Sypris" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

     Nature of Business

         Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, testing, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for aerospace and defense electronics, truck components and assemblies, and for users of test and measurement equipment.

         As of January 1, 2002, the Company changed the name of its four major operating subsidiaries as part of a comprehensive branding initiative. The new names of the four subsidiaries are Sypris Data Systems, Inc., formerly Metrum-Datatape, Inc.; Sypris Electronics, LLC, formerly Group Technologies Corporation; Sypris Technologies, Inc., formerly Tube Turns Technologies, Inc.; and Sypris Test and Measurement, Inc., formerly Bell Technologies, Inc., all of which are located in the U.S.

     Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Inventory

         Contract inventory is stated at actual production costs, reduced by the cost of units for which revenue has been recognized. Gross contract inventory is considered work in process. Progress payments under long-term contracts are specified in the contracts as a percentage of cost and are liquidated as contract items are completed and shipped. Other inventory is stated at the lower of cost or market. The first-in, first-out method was used for determining the cost of inventory excluding contract inventory and certain other inventory, which was determined using the last-in, first-out method ("LIFO") (see Note 5). The Company's reserve for excess and obsolete inventory is primarily based upon forecasted demand for its product sales, and any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

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

     Goodwill

         Beginning in 2002 with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but instead tested at least annually for impairment. Prior to 2002, goodwill was amortized using the straight-line method over its estimated period of benefit of 15 years (see "Adoption of Recently Issued Accounting Standards"). Goodwill is reported net of accumulated amortization totaling $4,146,000 at December 31, 2002 and 2001.

     Long-lived Assets

         Consistent with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will write down that carrying amount to fair value to the extent necessary (see "Adoption of Recently Issued Accounting Standards").

     Revenue Recognition

         A portion of the Company's business is conducted under long-term, fixed-price contracts with aerospace and defense companies and agencies of the U.S. Government. Contract revenue is generally included in the consolidated income statements as units are completed and shipped using the units of delivery, percentage of completion method of accounting. The costs attributed to contract revenue are based upon the estimated average costs of all units to be shipped. The cumulative average costs of units shipped to date are adjusted through current operations as estimates of future costs to complete change (see "Contract Accounting" below).

         Revenue recognized under the percentage of completion method of accounting totaled approximately $120,424,000, $134,478,000 and $105,535,000 for
the years ended December 31, 2002, 2001 and 2000, respectively. Substantially all such amounts were accounted for under the units of delivery method. All other revenue is recognized as product is shipped and title passes, or when services are rendered.

     Contract Accounting

         For long-term contracts, the Company capitalizes in inventory direct material, direct labor and factory overhead as incurred. The Company also capitalizes certain general and administrative costs for estimating and bidding on contracts awarded (of which approximately $105,000 and $210,000 remained in inventory at December 31, 2002 and 2001, respectively). Selling costs are expensed as incurred. Costs to complete long-term contracts are estimated on a monthly basis. Estimated margins at completion are applied to cumulative contract revenue to arrive at costs charged to operations.

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

     Concentrations of Credit Risk

         Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company's customer base consists of various departments or agencies of the U.S. Government, aerospace and defense companies under contract with the U.S. Government and a number of customers in diverse industries across geographic areas, primarily in North America. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management's expectations. Approximately 56% of accounts receivable outstanding at December 31, 2002 are due from four of the Company's largest customers.

         The Company recognized revenue from contracts with the U.S. Government and its agencies of approximately $44,185,000, $40,046,000 and $45,467,000 during the years ended December 31, 2002, 2001 and 2000, respectively. The Company's largest customers for the year ended December 31, 2002 were Raytheon Company and Dana Corporation, which represented approximately 19% and 14%, respectively, of the Company's total net revenue. The Company's largest customers for the year ended December 31, 2001 were Raytheon Company and Honeywell International, Inc., which represented approximately 21% and 11%, respectively, of the Company's total net revenue. For the year ended December 31, 2000, the Company's largest customer was Raytheon Company, which represented approximately 15% of the Company's total net revenue. No other single customer accounted for more than 10% of the Company's total net revenue for the years ended December 31, 2002, 2001 or 2000.

     Stock Based Compensation

         Stock options are granted under various stock compensation programs to employees and independent directors (see Note 12). The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                         Years ended December 31,
                                                                ------------------------------------------
                                                                    2002           2001           2000
                                                                -----------     ----------     -----------
                                                                 (in thousands, except for per share data)
         Net income .........................................   $    11,439     $    6,367      $    3,184
         Pro forma stock-based compensation
          expense, net of tax ...............................         1,591          1,390           1,098
                                                                -----------     ----------     -----------
         Pro forma net income ...............................   $     9,848     $    4,977      $    2,086
                                                                ===========     ==========     ===========

         Pro forma earnings per common share:
              Basic .........................................   $      0.75     $     0.51      $     0.22
              Diluted .......................................   $      0.72     $     0.50      $     0.21

     Derivative Financial Instruments

         In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities" and issued its amendments, SFAS No. 137 and 138, in June 1999 and June 2000, respectively. SFAS No. 133, and its subsequent amendments, required the Company to recognize all derivatives on the consolidated balance sheet at fair value beginning January 1, 2001. Derivatives that are not hedges must be adjusted to

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value must be recognized currently in earnings. In 2001, the Company entered into interest rate swap agreements, which are deemed to be effective hedges in accordance with SFAS No. 133 (see Note 8).

   Adoption of Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 also specifies criteria for the recognition of identifiable intangible assets separately from goodwill. We will apply the provisions of SFAS No. 141 to all future business combinations. The adoption of SFAS No. 141 on July 1, 2001 did not have an impact on the Company's consolidated financial statements.

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

     The nonamortization of goodwill has increased the Company's net income and earnings per share beginning in 2002. Following are pro forma results assuming goodwill had not been amortized prior to January 1, 2002 (in thousands, except for per share data):


                                                                                  Years ended December 31,
                                                                         ------------------------------------------
                                                                            2002            2001           2000
                                                                         -----------    -----------     -----------
         Reported net income ......................................      $    11,439    $    6,367      $     3,184
         Adjustment for amortization of goodwill, net of tax ......               --           782              782
                                                                         -----------    -----------     -----------
         Adjusted net income ......................................      $    11,439    $    7,149      $     3,966
                                                                         ===========    ==========      ===========


         Basic earnings per common share as reported ..............      $      0.87      $    0.65     $      0.33
         Adjustment for amortization of goodwill, net of tax ......               --           0.08            0.08
                                                                         -----------    -----------     -----------
         Adjusted basic earnings per common share .................      $      0.87    $      0.73     $      0.41
                                                                         ===========    ===========     ===========


         Diluted earnings per common share as reported ............      $      0.84    $      0.63    $       0.32
         Adjustment for amortization of goodwill, net of tax ......               --           0.08            0.08
                                                                         -----------    -----------     -----------
         Adjusted diluted earnings per common share ...............      $      0.84    $      0.71     $      0.40
                                                                         ===========    ===========     ===========


     There has been no change to the carrying value of the Company's goodwill since January 1, 2002. Goodwill, net of accumulated amortization, at December 31, 2002 for the Electronics Group and the Industrial Group was approximately $13,837,000 and $440,000, respectively. The Company's other intangible assets subject to amortization and the related amortization expense are not material to the Company's consolidated financial position or results of operations, respectively.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Adoption of SFAS No. 144 did not impact the Company's financial statements in 2002.

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Reclassifications

         Certain reclassifications have been made to the prior years' financial statements to conform to the 2002 classification, none of which had an effect on previously reported net income.

(2)      Acquisitions and Mergers

         On May 31, 2001, the Company acquired certain assets and liabilities of the Marion Forge plant from Dana Corporation. The business produces fully machined, medium and heavy-duty truck axle shafts and other drive components for integration into subassemblies and is included with Sypris Technologies in the Industrial Group. The transaction was accounted for as a purchase, in which the purchase price of $11,486,000 was allocated based on the fair values of the assets and liabilities acquired. The results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date. The acquisition was financed by the Company's Credit Agreement (see Note 8).

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

(4)      Accounts Receivable

         Accounts receivable consists of the following:

                                                            December 31,
                                                     --------------------------
                                                        2002           2001
                                                     ----------     -----------
                                                           (in thousands)

         Commercial ...........................      $   34,108     $    34,658
         U.S. Government ......................           4,366           5,875
                                                     ----------     -----------
                                                         38,474          40,533
         Allowance for doubtful accounts ......            (523)           (775)
                                                     ----------     -----------
                                                     $   37,951     $    39,758
                                                     ==========     ===========

         Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 2002 and 2001, of $2,930,000 and $2,939,000, respectively.

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5)      Inventory

         Inventory consists of the following:

                                                                                       December 31,
                                                                                --------------------------
                                                                                   2002            2001
                                                                                ----------      ----------
                                                                                      (in thousands)
         Raw materials .......................................................  $   18,493      $   16,753
         Work in process .....................................................      14,769          11,911
         Finished goods ......................................................       4,588           5,450
         Costs relating to long-term contracts and programs, net of amounts
           attributed to revenue recognized to date ..........................      34,778          37,908
         Progress payments related to long-term contracts and programs .......      (2,737)         (6,540)
         LIFO reserve ........................................................      (1,007)           (987)
         Reserve for excess and obsolete inventory ...........................      (4,441)         (3,921)
                                                                                ----------      ----------
                                                                                $   64,443      $   60,574
                                                                                ==========      ==========

         The preceding amounts include inventory valued under the LIFO method that totaled approximately $12,663,000 and $9,141,000 at December 31, 2002 and 2001, respectively.

(6)      Property, Plant and Equipment

         Property, plant and equipment consists of the following:

                                                                                       December 31,
                                                                                --------------------------
                                                                                   2002           2001
                                                                                ----------      ----------
                                                                                      (in thousands)
         Land and land improvements ..........................................  $    1,736      $    1,436
         Buildings and building improvements .................................      19,132          17,837
         Machinery, equipment, furniture and fixtures ........................     119,740          96,674
         Construction in progress ............................................       6,201          19,858
                                                                                ----------      ----------
                                                                                   146,809         135,805
         Accumulated depreciation ............................................     (71,504)        (65,353)
                                                                                ----------      ----------
                                                                                $   75,305      $   70,452
                                                                                ==========      ==========

         Depreciation expense totaled approximately $11,280,000, $8,468,000 and $7,906,000 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, approximately $494,000 was included in accounts payable for capital expenditures. At December 31, 2001, approximately $2,782,000 and $612,000 was included in accounts payable and accrued liabilities, respectively, for capital expenditures.

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

(7)  Accrued Liabilities

     Accrued liabilities consists of the following:

                                                               December 31,
                                                         -----------------------
                                                           2002            2001
                                                         -------         -------
                                                               (in thousands)
Employee benefit plan accruals .................         $ 4,585         $ 6,308
Salaries, wages and incentives .................           3,735           3,925
Other ..........................................           7,715           9,669
                                                         -------         -------
                                                         $16,035         $19,902
                                                         =======         =======

     Included in other accrued liabilities are employee payroll deductions, advance payments, accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities.

(8)  Long-Term Debt

     The Company has a credit agreement with a syndicate of banks (the "Credit Agreement") that was entered into in October 1999 and amended most recently in July 2002. The Credit Agreement provides for a revolving credit facility with an aggregate commitment of $125,000,000 through January 2005. Under the terms of the Credit Agreement, interest rates are determined at the time of borrowing and are based on the London Interbank Offered Rate plus a margin of 1.0% to 3.25%; or the greater of the prime rate or the federal funds rate plus 0.5%, plus a margin up to 0.75%. The Company also pays a fee of 0.2% to 0.5% on the unused portion of the aggregate commitment. The margins applied to the respective interest rates and the commitment fee are adjusted quarterly and are based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The weighted average interest rate for outstanding borrowings at December 31, 2002 was 6.5%. The weighted average interest rates for borrowings during the years ended December 31, 2002, 2001 and 2000 were 5.8%, 7.4% and 8.5%, respectively. Current maturities of long-term debt at December 31, 2002 and 2001 represent amounts due under a short-term borrowing arrangement included in the Credit Agreement. Standby letters of credit up to a maximum of $15,000,000 may be issued under the Credit Agreement, and no significant amounts were outstanding at December 31, 2002 and 2001.

     The Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charge coverage and leverage ratios and minimum levels of net worth. As of December 31, 2002, the Company was in compliance with all covenants. The Credit Agreement is secured by substantially all assets of the Company, including but not limited to accounts receivable, inventory, equipment and real estate, and is also guaranteed by the subsidiaries of the Company. The Company met requirements for the release of asset collateralization as of December 31, 2002, and anticipates it will be released during the first quarter of 2003.

     On July 26, 2001, the Company entered into interest rate swap agreements with three banks that effectively convert a portion of its floating rate debt to a fixed rate basis for a period of two years, thus reducing the impact of interest rate changes on future interest expense. The swap agreements have a combined notional amount of $30,000,000 whereby the Company pays a fixed rate of interest of 4.52% and receives a variable 30-day LIBOR rate. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense in the consolidated income statement. The aggregate fair market value of all interest rate swap agreements was approximately $559,000 and $728,000 at December 31, 2002 and 2001, respectively. On the consolidated balance sheet, these amounts were included in accrued liabilities and other liabilities at December 2002 and 2001, respectively, with a corresponding charge, net of tax, to other comprehensive income.

     Interest incurred, net of amounts capitalized, during the years ended December 31, 2002, 2001 and 2000 totaled approximately $2,923,000, $4,021,000 and $4,206,000, respectively. The Company had no capitalized interest in 2002. Capitalized interest for the years ended December 31, 2001 and 2000 was $1,763,000 and

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

$910,000, respectively. Interest paid during the years ended December 31, 2002, 2001 and 2000 totaled approximately $2,763,000, $5,623,000 and $5,063,000, respectively.

(9)  Fair Value of Financial Instruments

     Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2002 and 2001 under the Credit Agreement approximates fair value because borrowings are for terms less than six months and have rates that reflect currently available terms and conditions for similar debt. The Company uses interest rate swap agreements (see Note 8) to minimize its exposure to fluctuations in interest rates for a portion of the debt. The fair value of the swap agreements is recognized in the consolidated financial statements.

(10) Employee Benefit Plans

     The Company sponsors noncontributory defined benefit pension plans (the "Pension Plans") covering certain employees of Sypris Technologies, including certain employees of the operation acquired from Dana in May 2001. The Pension Plans covering salaried and management employees provide pension benefits that are based on the employees' highest five-year average compensation within ten years before retirement. The Pension Plans covering hourly employees and union members generally provide benefits at stated amounts for each year of service. The Company's funding policy is to make the minimum annual contributions required by the applicable regulations; however, on November 27, 2002, the Company made a voluntary contribution to the Pension Plans totaling $5,660,000. The Pension Plans' assets are primarily invested in equity securities and fixed income securities.

     The following table details the components of pension expense:

                                                                         Years ended December 31,
                                                                ------------------------------------------
                                                                    2002           2001           2000
                                                                -----------     ----------     -----------
                                                                              (in thousands)

Service cost ........................................           $      172      $      358     $       180
Interest cost on projected benefit obligation .......                2,306           1,939           1,409
Net amortizations and deferrals .....................                  339             247             222
Expected return on plan assets ......................               (2,329)         (1,961)         (1,338)
                                                                ----------      ----------     -----------
                                                                $      488      $      583     $       473
                                                                ==========      ==========     ===========

     The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans:

                                                                                       December 31,
                                                                                --------------------------
                                                                                   2002           2001
                                                                                ----------     -----------
                                                                                      (in thousands)
Change in benefit obligation:
  Benefit obligation at beginning of year ...................................   $   31,983     $    19,096
  Benefit obligation assumed in acquisition .................................          --           11,547
  Service cost ..............................................................          172             358
  Interest cost .............................................................        2,306           1,939
  Actuarial loss ............................................................        2,394             463
  Benefits paid ............................................................        (1,618)         (1,420)
                                                                                ----------     -----------
  Benefit obligation at end of year ........................................    $   35,237     $    31,983
                                                                                ==========     ===========

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                                                              December 31,
                                                         ---------------------
                                                           2002         2001
                                                         --------     --------
                                                             (in thousands)
Change in plan assets:
  Fair value of plan assets at beginning of year .....   $ 24,789     $ 15,156
  Fair value of plan assets acquired in acquisition ..        --        10,457
  Actual return on plan assets .......................     (1,142)        (158)
  Company contributions ..............................      7,451          754
  Benefits paid ......................................     (1,618)      (1,420)
                                                         --------     --------
  Fair value of plan assets at end of year ...........   $ 29,480     $ 24,789
                                                         ========     ========
Funded status of the plans:
  Benefit obligation at end of year ..................   $ 35,237     $ 31,983
  Fair value of plan assets at end of year ...........     29,480       24,789
                                                         --------     --------
  Funded status of plan (underfunded) ................     (5,757)      (7,194)
  Unrecognized actuarial loss ........................      8,074        2,339
  Unrecognized prior service cost ....................        694          903
                                                         --------     --------
  Net asset (liability) recognized ...................   $  3,011     $ (3,952)
                                                         ========     ========
Balance sheet assets (liabilities):
  Accrued benefit liability ..........................   $ (5,661)    $ (7,160)
  Prepaid benefit cost ...............................      4,876          --
  Intangible asset ...................................         36          903
  Accumulated other comprehensive loss ...............      3,760        2,305
                                                         --------     --------
  Net amount recognized ..............................   $  3,011     $ (3,952)
                                                         ========     ========
Assumptions at year end:
  Discount rate used in determining present values ...       6.75%        7.50%
  Rate of compensation increase ......................       4.00%        4.00%
  Expected long-term rate of return on plan assets ...       8.50%        9.50%

     The Company sponsors a defined contribution plan (the "Defined Contribution Plan") for substantially all employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions and provides discretionary contributions. Contributions to the Defined Contribution Plan in 2002, 2001 and 2000 totaled approximately $2,267,000, $1,933,000 and $2,278,000, respectively.

     The Company has self-insured medical plans (the "Medical Plans") covering substantially all employees. The number of employees participating in the Medical Plans was approximately 1,300, 1,350 and 1,300 at December 31, 2002, 2001 and 2000, respectively. The Medical Plans limit the Company's annual obligations to fund claims to specified amounts per participant and in the aggregate. The Company is adequately insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2002, 2001 and 2000, the Company charged approximately $6,677,000, $5,890,000 and $4,456,000, respectively, to operations related to reinsurance premiums, medical claims incurred and estimated, and administrative costs for the Medical Plans. Claims paid during 2002, 2001 and 2000 did not exceed the aggregate limits.

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

(11) Commitments and Contingencies

     The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments (in thousands) under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002 are as follows:

         2003 ................................................    $     6,935
         2004 ................................................          6,468
         2005 ................................................          5,753
         2006 ................................................          5,179
         2007 ................................................          9,537
         2008 and thereafter .................................            138
                                                                  -----------
                                                                  $    34,010
                                                                  ===========

     Rent expense for the years ended December 31, 2002, 2001 and 2000 totaled approximately $7,387,000, $5,550,000 and $3,650,000, respectively.

     The Company entered into agreements for the sale and leaseback of certain specific manufacturing and testing equipment during 2001 and 2000. The terms of the operating leases range from five to nine years and the Company has the option to purchase the equipment at the expiration of the respective lease term at a fixed price based upon the equipment's estimated residual value. Lease payments on these operating leases are guaranteed by the Company. Proceeds from the sale and leaseback transactions during 2001 and 2000 were approximately $5,420,000 and $9,251,000, respectively, and the transactions resulted in a deferred loss for the years ended December 31, 2001 and 2000 of approximately $787,000 and $351,000, respectively, that is amortized on a straight-line basis over the term of the respective leases. As of December 31, 2002, the deferred loss net of amortization was approximately $1,039,000. Future minimum annual lease commitments related to these leases are included in the above schedule.

     As of December 31, 2002, the Company had outstanding purchase commitments of approximately $2,800,000, primarily for the acquisition of manufacturing equipment.

     The Company's Sypris Technologies subsidiary is a co-defendant in a lawsuit arising out of an explosion at a coker plant owned by Exxon Mobil Corporation located in Baton Rouge, Louisiana. In this lawsuit, it is alleged that a carbon steel pipe elbow that Sypris Technologies manufactured was improperly installed and the failure of which caused the explosion. In the third quarter of 2002, the Company obtained a summary judgment in its favor, which is now final and nonappealable, in a related lawsuit brought by Exxon Mobil in 1994 in state district court in Louisiana claiming damages for destruction of the plant. The pending action is a class action suit also filed in 1994 in federal court in Louisiana on behalf of the residents living around the plant and claims unspecified damages. Sypris Technologies is a co-defendant in this action with Exxon Mobil, the contractor and the fabricator. In this action, the Company maintains that the carbon steel pipe elbow at issue was appropriately marked as carbon steel and was improperly installed, without Sypris Technologies' knowledge, by the fabricator and general contractor in circumstances that required the use of a chromium steel elbow. As to all claims in the pending suit, the Company has received favorable summary judgment rulings, but some of such rulings remain subject to appeal. The Company is optimistic that the judgments in its favor will be upheld or become final.

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

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12)     Stock Option and Purchase Plans

         The Company has certain stock compensation plans under which options to purchase common stock may be granted to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Options are exercisable in whole or in part up to two years after the date of grant and ending ten years after the date of grant. The following table summarizes option activity for the three years ended December 31, 2002:

                                                                                                 Weighted
                                                                                                  Average
                                                                                  Exercise       Exercise
                                                                   Shares        Price Range       Price
                                                                -----------  ------------------  ---------
         Balance at January 1, 2000 ..........................    1,312,460  $   1.72  -  31.00  $    6.71
         Granted .............................................      518,746      6.56  -  10.50       9.52
         Exercised ...........................................     (114,246)     2.76  -   8.75       4.08
         Forfeited ...........................................     (163,223)     4.24  -  10.50       7.20
                                                                -----------  ------------------  ---------
         Balance at December 31, 2000 ........................    1,553,737      1.72  -  31.00       7.79
         Granted .............................................      632,819      3.88  -  13.27       6.15
         Exercised ...........................................     (164,616)     1.72  -   8.75       3.06
         Forfeited ...........................................     (174,980)     6.25  -  11.76       8.21
                                                                -----------  ------------------  ---------
         Balance at December 31, 2001 ........................    1,846,960      1.72  -  31.00       7.61
         Granted .............................................      362,391      9.95  -  19.00      14.32
         Exercised ...........................................     (127,561)     1.72  -  10.50       6.23
         Forfeited ...........................................     (144,425)     6.25  -  16.03       9.39
                                                                -----------  ------------------  ---------
         Balance at December 31, 2002 ........................    1,937,365  $   1.72  -  31.00  $    8.83
                                                                ===========  ==================  =========

         The following table summarizes certain weighted average data for options outstanding and currently exercisable at December 31, 2002:

                                                       Outstanding                       Exercisable
                                            ---------------------------------       ----------------------
                                                           Weighted Average
                                                          -------------------                    Weighted
                                                                     Remaining                    Average
                                                          Exercise  Contractual                  Exercise
         Exercise Price Range                  Shares       Price      Life           Shares       Price
         --------------------               -----------   --------   --------       -----------  ---------

         $1.72 - $5.00                          184,402   $   3.84        5.0           155,027  $    3.65
         $5.12 - $7.00                          490,693       6.16        6.1            41,218       6.34
         $7.37 - $10.00                         753,351       8.68        5.0           484,601       8.72
         $10.06 - $15.00                        406,881      12.34        6.5            56,442      11.24
         $15.59 - $20.00                         96,550      17.24        8.0            51,550      18.30
         $23.00 - $31.00                          5,488      27.38        2.3             5,488      27.38
                                            -----------   --------   --------       -----------  ---------
              Total                           1,937,365   $   8.83        5.7           794,326  $    8.54
                                            ===========   ========   ========       ===========  =========

         The Company's stock compensation program also provides for the grant of performance-based stock options to key employees ("Performance Options"). The terms and conditions of the Performance Options grants provide for the determination of the exercise price and the beginning of the vesting period to occur when the fair market value of the Company's common stock achieves certain targeted price levels. The Company did not grant Performance Options in 2002. Performance Options to purchase 56,000 shares and 108,000 shares of common stock were granted during 2001 and 2000, respectively. Performance Options to purchase 49,000 shares, 32,000 shares and 112,000 shares of common stock were forfeited in 2002, 2001 and 2000, respectively. One targeted price level of the Performance Options was achieved in 2002, resulting in determination of the exercise price and beginning of the vesting period for options to purchase 52,000 shares of common stock. Performance Options for which the targeted price level has not been achieved total 315,000 shares, 416,000 shares and 392,000 shares at December 31, 2002, 2001 and 2000, respectively, and are excluded from disclosures of options outstanding.

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The aggregate number of shares of common stock reserved for issuance under the Company's stock compensation programs as of December 31, 2002 and 2001 was 4,750,000 and 3,000,000, respectively. The aggregate number of shares available for future grant as of December 31, 2002 and 2001 was 2,013,261 and 380,227, respectively. Shares available for future grant as of December 31, 2002 includes 141,550 shares of common stock related to stock options that may be subject to future grant under certain of the Company's incentive plans based upon the achievement of certain financial targets and individual performance objectives and action by the Company's Board of Directors.

         The Company applies APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is at least equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for options granted by the Company during 2002, 2001 and 2000 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                  Years ended December 31,
                                                         ------------------------------------------
                                                             2002           2001           2000
                                                         -----------     ----------     -----------
         Expected life (years) .........................        7              8               8
         Expected volatility ...........................    74.79%         75.20%          70.30%
         Risk-free interest rates ......................     3.83%          4.93%           4.98%
         Expected dividend yield .......................     1.09%            --              --

         The weighted average Black-Scholes value of options granted under the stock option plans during 2002, 2001 and 2000 was $9.39, $4.71 and $7.05 per share, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The Company has a stock purchase plan that provides substantially all employees who have satisfied the eligibility requirements the opportunity to purchase shares of the Company's common stock on a compensation deduction basis. The purchase price is the lower of 85% of the fair market value of the common stock on the first or last business day of the purchase period. Payroll deductions may not exceed $6,000 for any six-month cycle. The stock purchase plan expires January 31, 2006. At December 31, 2002 and 2001, there were 159,209 shares and 196,904 shares, respectively, available for purchase under the plan. During 2002, 2001 and 2000, a total of 37,695 shares, 52,206 shares and 35,290 shares, respectively, were issued under the plan.

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(13)     Stockholders' Equity

         On March 26, 2002, the Company completed a public stock offering of 3,600,000 shares of its common stock and, on April 19, 2002, an additional 500,000 shares were issued through the exercise of an over-allotment option. The shares were sold at $14.50 per share and generated proceeds, after underwriting discounts and expenses, of approximately $55,656,000. Proceeds from the offering were primarily used to repay debt. On May 7, 2002, the Company's stockholders approved an amendment to increase the Company's authorized common stock from 20,000,000 shares to 30,000,000 shares.

         On September 12, 2002, the Company's Board of Directors declared an initial quarterly cash dividend of $0.03 (three cents) per common share outstanding that was paid on November 15, 2002. On October 29, 2002, the Company's Board of Directors declared an additional quarterly cash dividend of $0.03 (three cents) per common share outstanding. The dividend was paid on January 10, 2003.

         The Company has a stockholder rights plan, under which each stockholder owns one right for each outstanding share of common stock owned. Each right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $63.00. The rights trade along with, and not separately from, the shares of common stock unless they become exercisable. If any person or group acquires or makes a tender offer for 15% or more of the common stock of the Company (except in transactions approved by the Company's board of directors in advance) the rights become exercisable, and they will separate, become tradable, and entitle stockholders, other than such person or group, to acquire, at the exercise price, preferred stock with a market value equal to twice the exercise price. If the Company is acquired in a merger or other business combination with such person or group, or if 50% of its earning power or assets are sold to such person or group, each right will entitle its holder, other than such person or group, to acquire, at the exercise price, shares of the acquiring company's common stock with a market value of twice the exercise price. The rights will expire on October 23, 2011, unless redeemed or exchanged earlier by the Company, and will be represented by existing common stock certificates until they become exercisable.

         As of December 31, 2002, 18,400 shares of the Company's preferred stock were designated as Series A Preferred Stock in connection with the adoption of the stockholder rights plan. There are no shares of Series A Preferred Stock currently outstanding. The holders of Series A Preferred Stock will have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company's dissolution. The shares of Series A Preferred Stock shall not be redeemable. However, the Company may purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

         Cumulative losses recorded in other comprehensive income for adjustments in the minimum pension liability, net of tax, totaled $2,350,000, $1,477,000 and $353,000 at December 31, 2002, 2001 and 2000, respectively.
Cumulative amounts recorded in other comprehensive income for the aggregate fair market value of all swap agreements, net of tax, totaled $349,000 and $419,000 at December 31, 2002 and 2001, respectively.

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

         The components of income tax expense (benefit) are as follows:

                                              Years ended December 31,
                                     ------------------------------------------
                                         2002           2001           2000
                                     -----------     ----------     -----------
                                                   (in thousands)

         Current:
          Federal ................   $     1,184     $    2,161     $       969
          State ..................            45            255             102
          Other ..................            21             15               9
                                     -----------     ----------     -----------
                                           1,250          2,431           1,080

         Deferred:
          Federal ................         3,427            706          (2,351)
          State ..................           257           (227)           (127)
                                     -----------     ----------     -----------
                                           3,684            479          (2,478)
                                     -----------     ----------     -----------
                                     $     4,934     $    2,910     $    (1,398)
                                     ===========     ==========     ===========

         The Company files a consolidated federal income tax return which includes all subsidiaries. Income taxes paid during 2002, 2001 and 2000 totaled approximately $3,656,000, $1,962,000 and $1,347,000, respectively. The Company received approximately $208,000, $2,108,000 and $2,102,000 in federal income tax refunds during 2002, 2001 and 2000, respectively.

         At December 31, 2002, the Company had approximately $12,013,000 of state net operating loss carryforwards available to offset future state taxable income. Such carryforwards reflect income tax losses incurred which will expire on December 31 of the following years (in thousands):

         2009 .................................................    $     4,990
         2010 .................................................            560
         2011 .................................................          5,999
         2017 .................................................            464
                                                                   -----------
                                                                   $    12,013
                                                                   ===========

         The following is a reconciliation of income tax expense (benefit) to that computed by applying the federal statutory rate of 34% to income before income taxes:

                                                                         Years ended December 31,
                                                                -----------------------------------------
                                                                    2002           2001           2000
                                                                -----------     ----------     ----------
                                                                              (in thousands)
         Federal tax at the statutory rate ...................  $     5,567     $    3,154     $      607
         State income taxes, net of federal tax benefit ......          646            238            153
         Change in valuation allowance for deferred tax
            asset ............................................         (677)          (300)        (3,008)
         Research and development tax credit .................         (330)          (338)          (262)
         Other ...............................................         (272)           156          1,112
                                                                -----------     ----------     ----------
                                                                $     4,934     $    2,910     $   (1,398)
                                                                ===========     ==========     ==========

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Deferred income tax assets and liabilities are as follows:

                                                                     December 31,
                                                              --------------------------
                                                                 2002           2001
                                                              ----------     -----------
                                                                    (in thousands)
         Deferred tax assets:

          Compensation and benefit accruals ............      $    1,190     $     1,287
          Inventory valuation ..........................           1,042             728
          State net operating loss carryforwards .......             689             977
          Contract provisions ..........................             572             517
          Accounts receivable allowance ................             199             290
          Defined benefit pension plan .................              --           1,451
          Interest rate swap agreements ................             210             309
          Other ........................................             103             303
                                                              ----------     -----------
                                                                   4,005           5,862
          Valuation allowance ..........................              --            (677)
                                                              ----------     -----------
                                                                   4,005           5,185
         Deferred tax liabilities:
          Depreciation .................................          (4,115)         (2,354)
          Defined benefit pension plan .................            (258)             --
                                                              ----------     -----------
                                                                  (4,373)         (2,354)
                                                              ----------     -----------

         Net deferred tax (liability) asset ............      $     (368)    $     2,831
                                                              ==========     ===========

         The valuation allowance for deferred tax assets decreased by $677,000, $300,000 and $3,008,000 in 2002, 2001 and 2000, respectively. Management believes it is more likely than not that the Company's future earnings will be sufficient to ensure the realization of deferred tax assets for federal and state purposes.

(15)     Earnings Per Common Share

         Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

         The following table presents information necessary to calculate earnings per common share:

                                                                    Years ended December 31,
                                                           ------------------------------------------
                                                               2002           2001           2000
                                                           -----------     ----------     -----------
                                                            (in thousands, except for per share data)
         Shares outstanding:
           Weighted average shares outstanding ..........       13,117          9,828           9,671
           Effect of dilutive employee stock options ....          547            200             293
                                                           -----------     ----------     -----------
           Adjusted weighted average shares outstanding
             and assumed conversions ....................       13,664         10,028           9,964
                                                           ===========     ==========     ===========

         Net income applicable to common stock ..........  $    11,439     $    6,367     $     3,184
                                                           ===========     ==========     ===========

         Net income per common share:
           Basic ........................................  $      0.87     $     0.65     $      0.33
                                                           ===========     ==========     ===========
           Diluted ......................................  $      0.84     $     0.63     $      0.32
                                                           ===========     ==========     ===========

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(16)     Segment Information

         The Company's operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies, and workforce skills of the segments. The Electronics Group provides a wide range of manufacturing and technical services for a diversified customer base as an outsourced service provider. The Electronics Group also manufactures complex data storage systems, magnetic instruments, current sensors, and other electronic products. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. Revenue derived from outsourced services for the Electronics Group accounted for 55%, 67% and 65% of total net revenue in 2002, 2001 and 2000, respectively. Revenue derived from outsourced services for the Industrial Group accounted for 29%, 15% and 12% of total net revenue in 2002, 2001 and 2000, respectively. There was no intersegment net revenue recognized for all years presented. The following table presents financial information for the reportable segments of the Company:

                                                                         Years ended December 31,
                                                                -----------------------------------------
                                                                    2002           2001           2000
                                                                -----------     ----------     ----------
                                                                              (in thousands)
         Net revenue from unaffiliated customers:
           Electronics Group ................................   $   186,562     $  207,282    $   182,126
           Industrial Group .................................        86,915         47,358         34,445
                                                                -----------     ----------    -----------
                                                                $   273,477     $  254,640    $   216,571
                                                                ===========     ==========    ===========
         Gross profit:
           Electronics Group ................................   $    37,796     $   37,385    $    36,272
           Industrial Group .................................        11,725          6,162          4,041
                                                                -----------     ----------    -----------
                                                                $    49,521     $   43,547    $    40,313
                                                                ===========     ==========    ===========
         Operating income:
           Electronics Group ................................   $    14,447     $   12,903    $     6,935
           Industrial Group .................................         8,210          3,563          1,648
           General, corporate and other .....................        (3,701)        (3,436)        (3,106)
                                                                -----------     ----------    -----------
                                                                $    18,956     $   13,030    $     5,477
                                                                ===========     ==========    ===========
         Total assets:
           Electronics Group ................................   $   114,305     $  121,228    $   124,523
           Industrial Group .................................        90,781         73,820         37,851
           General, corporate and other .....................        18,519         16,396         16,748
                                                                -----------     ----------    -----------
                                                                $   223,605     $  211,444    $   179,122
                                                                ===========     ==========    ===========
         Depreciation and amortization:
           Electronics Group ................................   $     6,885     $    7,951    $     8,037
           Industrial Group .................................         4,224          1,694          1,109
           General, corporate and other .....................           277            211            205
                                                                -----------     ----------    -----------
                                                                $    11,386     $    9,856    $     9,351
                                                                ===========     ==========    ===========
         Capital expenditures:
           Electronics Group ................................   $     7,518     $    7,917    $     7,971
           Industrial Group .................................        12,009         19,547         15,546
           General, corporate and other .....................           220            159            369
                                                                -----------     ----------    -----------
                                                                   $ 19,747     $   27,623    $    23,886
                                                                ===========     ==========    ===========


         The Company's export sales from the U.S. totaled $25,437,000, $23,890,000 and $25,250,000 in 2002, 2001 and 2000, respectively.

                             SYPRIS SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(17)     Quarterly Financial Information (Unaudited)

         The following is an analysis of certain items in the consolidated income statements by quarter for the years ended December 31, 2002 and 2001:

                                                                2002                                        2001
                                             ------------------------------------------  ------------------------------------------
                                               First     Second      Third     Fourth      First     Second      Third     Fourth
                                             ---------  ---------  ---------  ---------   --------  ---------  ---------  ---------
                                                                    (in thousands, except for per share data)
Net revenue ................................ $  62,533  $  73,509  $  70,757  $  66,678  $  58,035  $  63,152  $  65,228  $  68,225
Gross profit ...............................    11,129     12,882     13,974     11,536     10,164     10,914     11,063     11,406
Operating income ...........................     3,733      4,759      5,658      4,806      2,577      2,912      3,501      4,040
Net income .................................     1,825      2,805      3,534      3,275      1,019      1,209      1,760      2,379
Earnings per common share:
   Basic ................................... $    0.18  $    0.20  $    0.25  $    0.23  $    0.10  $    0.12  $    0.18  $    0.24
   Diluted ................................. $    0.17  $    0.19  $    0.24  $    0.23  $    0.10  $    0.12  $    0.18  $    0.23
Cash dividends declared per common share.... $      --  $      --  $    0.03  $    0.03  $      --  $      --  $      --  $      --

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

Item 11.  Executive Compensation

           The information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Option Values on December 31, 2002," and "Employment Agreements" which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

           The information required herein is incorporated by reference from the section of the Company's Proxy Statement titled "Stock Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information" which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 13.  Certain Relationships and Related Transactions

         The information required herein is incorporated by reference from the section of the Company's Proxy Statement titled "Certain Relationships and Related Transactions," which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 14.  Controls and Procedures

         Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective, in all material respects.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

   3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed May 9, 2002 (No. 333-87880)).

   3.2 Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed May 9, 2002 (No. 333-87880)).

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

     10.6 Asset Purchase Agreement dated April 6, 2001 by and between Tube Turns Technologies, Inc. and Dana Corporation as amended by a First Amendment dated May 4, 2001 and as amended by a Second Amendment on May 15, 2001 (incorporated by reference to Exhibit
              2.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2001 filed on July 30, 2001 (Commission File No. 000-24020)).

     10.7 1999 Amended and Restated Loan Agreement between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated October 27, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999 filed on February 25, 2000 (Commission File No. 000-24020)).

   10.7.1 2000A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated November 9, 2000 (incorporated by reference to Exhibit 10.6.1 to the Company's Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

   10.7.2 2001A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated February 15, 2001 (incorporated by reference to Exhibit 10.6.2 to the Company's Form 10-Q for the quarterly period ended April 1, 2001 filed on April 30, 2001 (Commission File No. 000-24020)).

   10.7.3 2002A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated December 21, 2001. (incorporated by reference to Exhibit 10.6.3 to the Company's Form 10-k for the fiscal year ended December 31, 2001 filed on January 31, 2002 (Commission File No. 000-24020)).

   10.7.4 2002B Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated July 3, 2002 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarterly period ended June 30, 2002 filed on July 29, 2002 (Commission File No. 000-24020)).

     10.8 Lease between John Hancock Mutual Life Insurance Company and Honeywell, Inc. dated April 27, 1979; related Notice of Assignment from John Hancock Mutual Life Insurance Company to Sweetwell Industrial Associates, L.P., dated July 10, 1986; related Assignment and Assumption of Lease between Honeywell, Inc. and Defense Communications Products Corporation (prior name of Group Technologies Corporation) dated May 21, 1989; and related Amendment I to Lease Agreement between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 25, 1991, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

   10.8.1 Agreement related to Fourth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated November 1, 2000, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.1 to the Company's Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

     10.9 Lease between Metrum-Datatape, Inc. (assignee of Metrum, Inc.) and Alliant Techsystems, Inc. dated March 29, 1993 and amended July 29, 1993, May 2, 1994, November 14, 1995, December 4, 1996 and
              February 12, 1998 regarding 4800 East Dry Creek Road Property (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

  Exhibit
  Number      Description

   10.9.1 Sublease between Pharmacia & Upjohn Company and Metrum-D, Inc. dated November 14, 1997 (incorporated by reference to Exhibit
              10.26 to the Company's Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

   10.9.2 Amendment of Sublease between Pharmacia & Upjohn Company and Metrum-Datatape, Inc. dated August 6, 1998 (incorporated by reference to Exhibit 10.10.1 to the Company's Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

   10.10* Sypris Solutions, Inc. Stock Option Plan, Restated effective December 17, 1996, dated January 22, 1990 (incorporated by reference to Exhibit 10.22.2 to the Company's Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997 (Commission File No. 000-24020)).

   10.11* Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company's Form S-8 filed on May 9, 2002 (Registration No. 333-87880)).

   10.12* Sypris Solutions, Inc. Share Performance Program For Stock Option Grants dated July 1, 1998 (incorporated by reference to Exhibit
              10.28 to the Company's Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

   10.13* Sypris Solutions, Inc. Independent Directors' Stock Option Plan as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company's Form S-8 filed on May 9, 2002 (Registration No. 333-87882)).

   10.14* Sypris Solutions, Inc. Independent Directors Compensation Program Amended and Restated on May 7, 2002, dated September 1, 1995 (incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q for the quarterly period ended June 30, 2002 filed on July 29, 2002 (Commission File No. 000-24020)).

   10.15* Sypris Solutions, Inc. Executive Bonus Plan, effective as of January 2, 2001 (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

   10.16* Sypris Solutions, Inc. Executive Bonus Plan, effective as of January 2, 2002, executed on or after April 1, 2002 (incorporated by reference to Exhibit 10.21 to the Company's Form 10-Q for the quarterly period ended March 31, 2002 filed on April 29, 2002 (Commission File No. 000-24020)).

   10.17* Employment Agreement by and between Metrum-Datatape, Inc. and G. Darrell Robertson dated February 28, 2000 (incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

   10.18 Underwriting Agreement dated March 20, 2002 among Sypris Solutions, Inc., Needham & Company, Inc. and A.G. Edwards & Sons, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Form 10-Q for the quarterly period ended March 31, 2002 filed on April 29, 2002 (Commission File No. 000-24020)).

  Exhibit
  Number    Description

    21      Subsidiaries of the Company

    23      Consent of Ernst & Young LLP

   99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

* Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

    None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2003.

                                                  SYPRIS SOLUTIONS, INC.
                                                       (Registrant)


                                                   /s/ Jeffrey T. Gill
                                       -----------------------------------------
                                                  (Jeffrey T. Gill)
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2003:

             /s/ Robert E. Gill                           Chairman of the Board
--------------------------------------------
              (Robert E. Gill)


             /s/ Jeffrey T. Gill                          President, Chief Executive Officer and Director
--------------------------------------------
              (Jeffrey T. Gill)


            /s/ David D. Johnson                          Vice President and Chief Financial Officer
--------------------------------------------
             (David D. Johnson)                           (Principal Financial Officer)


            /s/ Anthony C. Allen                          Vice President of Finance and Information
--------------------------------------------
             (Anthony C. Allen)                           Systems (Principal Accounting Officer)


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


            /s/ William L. Healey                         Director
--------------------------------------------
             (William L. Healey)


            /s/ Roger W. Johnson                          Director
--------------------------------------------
             (Roger W. Johnson)


           /s/ Sidney R. Petersen                         Director
--------------------------------------------
            (Sidney R. Petersen)


              /s/ Robert Sroka                            Director
--------------------------------------------
               (Robert Sroka)

                                 CERTIFICATIONS

I, Jeffrey T. Gill, certify that:

1. I have reviewed this annual report on Form 10-K of Sypris Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:        February 26, 2003         By:           /s/ Jeffrey T. Gill
         ------------------------           -----------------------------------
                                                       Jeffrey T. Gill
                                            President & Chief Executive Officer

I, David D. Johnson, certify that:

1. I have reviewed this annual report on Form 10-K of Sypris Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:        February 26, 2003      By:           /s/ David D. Johnson
         ------------------------       ----------------------------------------
                                                     David D. Johnson
                                        Vice President & Chief Financial Officer

                                                                     SCHEDULE II

                             SYPRIS SOLUTIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                              Balance at    Charged to   Charged to                      Balance at
                                              Beginning     Costs and      Other                           End of
                                              of Period     Expenses      Accounts        Deductions       Period
                                             -----------   -----------   ----------       ----------     -----------
                                                                       (in thousands)
Allowance for doubtful accounts:

Year ended December 31, 2002                 $       775   $       231   $       --       $     (483) (1) $       523
                                             ===========   ===========   ==========        =========      ===========
Year ended December 31, 2001                 $       679   $       122   $       --       $      (26) (1) $       775
                                             ===========   ===========   ==========        =========      ===========
Year ended December 31, 2000                 $       670   $        18   $       --       $       (9) (1) $       679
                                             ===========   ===========   ==========        =========      ===========

Reserve for inactive, obsolete and
unsalable inventory:

Year ended December 31, 2002                 $     3,921   $       727   $       --       $     (207) (2) $     4,441
                                             ===========   ===========   ==========        =========      ===========
Year ended December 31, 2001                 $     3,004   $       432   $      500 (3)   $      (15) (2) $     3,921
                                             ===========   ===========   ==========        =========      ===========
Year ended December 31, 2000                 $     2,669   $       453   $       --       $     (118) (2) $     3,004
                                             ===========   ===========   ==========        =========      ===========

(1) Uncollectible accounts written off.
(2) Inactive, obsolete and unsalable inventory written off.
(3) Excess and obsolete reserve assumed in acquisition.