Form 10-K/A
period 2002-12-31
SYPRIS SOLUTIONS INC
filed 2003-03-25
CIK 864240

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

Yes      X               No ____

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

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

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

10.7.3 2002A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated December 21, 2001 (incorporated by reference to Exhibit 10.6.3 to the Company's Form 10-K for the fiscal year ended December 31, 2001 filed on January 31, 2002 (Commission File No. 000-24020)).

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

10.10         Sublease between Pharmacia & Upjohn Company and Metrum-D, Inc.
              dated  November  14, 1997  (incorporated  by  reference to Exhibit
              10.26 to the Company's Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

10.10.1 Amendment of Sublease between Pharmacia & Upjohn Company and Metrum-Datatape, Inc. dated August 6, 1998 (incorporated by reference to Exhibit 10.10.1 to the Company's Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.11* Sypris Solutions, Inc. Stock Option Plan, Restated effective December 17, 1996, dated January 22, 1990 (incorporated by reference to Exhibit 10.22.2 to the Company's Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997 (Commission File No. 000-24020)).

10.12* Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees as Amended and Restated effective December 18, 2002.

10.13* Sypris Solutions, Inc. Share Performance Program For Stock Option Grants dated July 1, 1998 (incorporated by reference to Exhibit
              10.28 to the Company's Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.14* Sypris Solutions, Inc. Independent Directors' Stock Option Plan as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company's Form S-8 filed on May 9, 2002 (Registration No. 333-87882)).

10.15* Sypris Solutions, Inc. Independent Directors Compensation Program Amended and Restated on May 7, 2002, dated September 1, 1995 (incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q for the quarterly period ended June 30, 2002 filed on July 29, 2002 (Commission File No. 000-24020)).

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

10.19 Underwriting Agreement dated March 20, 2002 among Sypris Solutions, Inc., Needham & Company, Inc. and A.G. Edwards & Sons, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Form 10-Q for the quarterly period ended March 31, 2002 filed on April 29, 2002 (Commission File No. 000-24020)).

21**          Subsidiaries of the Company

23**          Consent of Ernst & Young LLP

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*  Management contract or compensatory plan or arrangement.
**Previously filed.

(b)           Reports on Form 8-K.

              None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2003.

                                           SYPRIS SOLUTIONS, INC.
                                                (Registrant)



                                             /S/ JEFFREY T. GILL
                                                (Jeffrey T. Gill)
                                       President and Chief Executive Officer




                                 CERTIFICATIONS

I, Jeffrey T. Gill, certify that:

1. I have reviewed this annual report on Form 10-K/A of Sypris Solutions, Inc.;

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

5.       The registrant's other certifying officers and I have disclosed,  based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:         MARCH 21, 2003                By:  /s/ JEFFREY T. GILL
                                                      Jeffrey T. Gill
                                            President & Chief Executive Officer

I, David D. Johnson, certify that:

1. I have reviewed this annual report on Form 10-K/A of Sypris Solutions, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:         MARCH 21, 2003         By:  /s/ DAVID D. JOHNSON
                                              David D. Johnson
                                      Vice President & Chief Financial Officer


                                                              SCHEDULE II

                             SYPRIS SOLUTIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS



                                              BALANCE AT        CHARGED TO           CHARGED TO                      BALANCE AT
                                              BEGINNING         COSTS AND               OTHER                          END OF
                                              OF PERIOD          EXPENSES             ACCOUNTS        DEDUCTIONS       PERIOD
                                              ---------          --------             --------        ----------       ------
                                                                                  (IN THOUSANDS)

Allowance for doubtful accounts:

Year ended December 31, 2002...............  $       775   $       231              $    --            $  (483) (1)     $   523

Year ended December 31, 2001...............  $       679   $       122              $    --            $   (26) (1)     $   775

Year ended December 31, 2000...............  $       670   $        18              $    --            $    (9) (1)     $   679

Reserve for inactive, obsolete and unsalable inventory:

Year ended December 31, 2002...............  $     3,921   $       727              $    --            $   (207)(2)     $ 4,441

Year ended December 31, 2001...............  $     3,004   $       432              $   500 (3)        $    (15)(2)     $ 3,921

Year ended December 31, 2000...............  $     2,669   $       453              $    --            $   (118)(2)     $ 3,004

(1)    Uncollectible accounts written off.
(2)    Inactive, obsolete and unsalable inventory written off.
(3)    Excess and obsolete reserve assumed in acquisition.
