Form 10-Q
period 2003-03-30
SYPRIS SOLUTIONS INC
filed 2003-04-30
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                          to

Commission File Number: 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 Bullitt Lane, Suite 450 Louisville, Kentucky 40222
(Address of principal executive offices including zip code)

(502) 329-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

As of April 24, 2003 the registrant had 14,212,434 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except for per share data)

	Three Months Ended
	March 30, 2003	March 31, 2002
	(Unaudited)
Net revenue:
Outsourced services	$50,215	$52,661
Products	8,700	9,872

Total net revenue	58,915	62,533
Cost of sales:
Outsourced services	43,377	44,813
Products	5,587	6,591

Total cost of sales	48,964	51,404

Gross profit	9,951	11,129
Selling, general and administrative	6,149	6,514
Research and development	1,022	831
Amortization of intangible assets	21	51

Operating income	2,759	3,733
Interest expense, net	486	1,082
Other expense (income), net	67	(29)

Income before income taxes	2,206	2,680
Income tax expense	827	855

Net income	$1,379	$1,825

Earnings per common share:
Basic	$0.10	$0.18
Diluted	$0.10	$0.17
Dividends declared per common share	$0.03	$—
Weighted average shares outstanding:
Basic	14,184	10,169
Diluted	14,407	10,742

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,548	$12,403
Accounts receivable, net	39,733	37,951
Inventory, net	63,841	64,443
Other current assets	7,559	9,187

Total current assets	113,681	123,984
Property, plant and equipment, net	75,980	75,305
Goodwill	14,277	14,277
Other assets	9,825	10,039

	$213,763	$223,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,073	$23,356
Accrued liabilities	14,819	16,035
Current portion of long-term debt	—	7,000

Total current liabilities	34,892	46,391
Long-term debt	30,000	30,000
Other liabilities	10,393	10,179

Total liabilities	75,285	86,570
Stockholders’ equity:
Preferred stock, par value $.01 per share, 981,600 shares authorized; no shares issued	—	—
Series A preferred stock, par value $.01 per share, 18,400 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share, 30,000,000 shares authorized; 14,211,434 and 14,158,077 shares issued and outstanding in 2003 and 2002, respectively	142	142
Additional paid-in capital	82,924	82,575
Retained earnings	57,971	57,017
Accumulated other comprehensive income (loss)	(2,559)	(2,699)

Total stockholders’ equity	138,478	137,035

	$213,763	$223,605

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 30, 2003	March 31, 2002
	(Unaudited)
Cash flows from operating activities:
Net income	$1,379	$1,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,001	2,680
Other noncash charges	211	257
Changes in operating assets and liabilities:
Accounts receivable	(1,853)	(3,290)
Inventory	559	(2,470)
Other current assets	1,639	(483)
Accounts payable	(3,087)	1,002
Accrued liabilities	(777)	(1,635)

Net cash provided by (used in) operating activities	1,072	(2,114)
Cash flows from investing activities:
Capital expenditures	(4,073)	(7,602)
Changes in nonoperating assets and liabilities	392	(433)

Net cash used in investing activities	(3,681)	(8,035)
Cash flows from financing activities:
Net decrease in debt under revolving credit agreements	(7,000)	(25,000)
Cash dividends paid	(425)	—
Proceeds from issuance of common stock	179	49,164

Net cash (used in) provided by financing activities	(7,246)	24,164

Net (decrease) increase in cash and cash equivalents	(9,855)	14,015
Cash and cash equivalents at beginning of period	12,403	13,232

Cash and cash equivalents at end of period	$2,548	$27,247

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

(2)    Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), Sypris Electronics, LLC, Sypris Test & Measurement, Inc., Sypris Data Systems, Inc., and Sypris Technologies, Inc., and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended March 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2002 as presented in the Company’s annual report on Form 10-K.

(3)    Stock-Based Compensation

Stock options are granted under various stock compensation programs to employees and independent directors. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except for per share data):

	Three Months Ended
	March 30, 2003	March 31, 2002
	(Unaudited)
Net income	$1,379	$1,825
Pro forma stock-based compensation expense, net of tax	(380)	(377)

Pro forma net income	$999	$1,448

Earnings per common share:
Basic—as reported	$0.10	$0.18
Basic—pro forma	$0.07	$0.14
Diluted—as reported	$0.10	$0.17
Diluted—pro forma	$0.07	$0.13

(4)    Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows (in thousands):

	Three Months Ended
	March 30, 2003	March 31, 2002
	(Unaudited)
Shares used to compute basic earnings per common share	14,184	10,169
Dilutive effect of stock options	223	573

Shares used to compute diluted earnings per common share	14,407	10,742

(5)    Inventory

Inventory consisted of the following (in thousands):

	March 30, 2003	December 31, 2002
	(Unaudited)
Raw materials	$18,177	$18,493
Work in process	16,465	14,769
Finished goods	3,552	4,588
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	38,014	34,778
Progress payments related to long-term contracts and programs	(7,518)	(2,737)
LIFO reserve	(979)	(1,007)
Reserve for excess and obsolete inventory	(3,870)	(4,441)

	$63,841	$64,443

(6)    Segment Data

The Company’s operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized in either of the periods presented. The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	March 30, 2003	March 31, 2002
	(Unaudited)
Net revenue from unaffiliated customers:
Electronics Group	$35,689	$44,076
Industrial Group	23,226	18,457

	$58,915	$62,533

Gross profit:
Electronics Group	$7,299	$8,688
Industrial Group	2,652	2,441

	$9,951	$11,129

Operating income:
Electronics Group	$1,673	$3,150
Industrial Group	1,892	1,458
General, corporate and other	(806)	(875)

	$2,759	$3,733

(7)    Commitments and Contingencies

On March 21, 2003, the Company’s Sypris Technologies subsidiary obtained summary judgment in its favor, which is now final and nonappealable, on the last remaining claim in the previously disclosed class action suit pending against Sypris Technologies in federal district court in Louisiana arising out of the explosion of a coker plant owned by Exxon Mobil in Baton Rouge, Louisiana. The class action suit was filed in 1994 on behalf of residents living around the plant and claimed unspecified damages. In the third quarter of 2002, the Company obtained summary judgment in our favor in a related lawsuit brought by Exxon Mobil in 1994 in state district court in Louisiana claiming damages for destruction of the plant. The lawsuits claimed that a carbon steel pipe elbow manufactured by Sypris Technologies was improperly installed and the failure of which caused the explosion. The Company maintained in the suits that the carbon steel pipe elbow at issue was appropriately marked as carbon steel, and was improperly installed, without Sypris Technologies’ knowledge, by the fabricator and general contractor in circumstances that required the use of a chromium steel elbow. All litigation pending against the Company related to this matter has now been terminated favorably to the Company.

The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(8)    Income Taxes

The Company’s effective tax rate for the three months ended March 30, 2003 was 37.5%. Reconciling items between the federal statutory income tax rate of 34% and the effective tax rate include management’s estimate for 2003 research and development tax credits, state income tax benefits and certain other permanent differences.

(9)    Accumulated Other Comprehensive Income

The aggregate fair market value of all interest rate swap agreements decreased from $559,000 at December 31, 2002 to $336,000 at March 30, 2003, and was included in accrued liabilities on the consolidated balance sheets. The change in fair market value net of tax was $140,000 and $167,000 and recorded as other comprehensive income for the three months ended March 30, 2003 and March 31, 2002, respectively. Comprehensive income was $1,519,000 and $1,992,000 for the three months ended March 30, 2003 and March 31, 2002, respectively.

(10)    Long-Term Debt

In April 2003, the Company’s assets, including, but not limited to accounts receivable, inventory, equipment and real estate, were released as collateral under the Company’s credit agreement with a syndicate of banks (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility with an aggregate commitment of $125,000,000 through January 2005.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenue, derived from the Company’s consolidated income statements for the three months ended March 30, 2003 and March 31, 2002.

	Three Months Ended
	March 30, 2003	March 31, 2002
Net revenue:
Electronics Group	60.6%	70.5%
Industrial Group	39.4	29.5

Total net revenue	100.0	100.0
Cost of sales	83.1	82.2

Gross profit	16.9	17.8
Selling, general and administrative	10.4	10.4
Research and development	1.7	1.3
Amortization of intangible assets	0.1	0.1

Operating income	4.7%	6.0%

Net income	2.3%	2.9%

For reporting purposes, the operations of Sypris Electronics, Sypris Test & Measurement and Sypris Data Systems are included in the Electronics Group, and Sypris Technologies’ operations are included in the Industrial Group. Segment discussion is included in the following discussion and analysis of our consolidated results of operations.

Net Revenue.    Net revenue was $58.9 million for the first quarter of 2003, a decrease of $3.6 million, or 5.8%, from $62.5 million for the first quarter of 2002. Backlog at March 30, 2003 was $160.9 million, a decrease of $1.5 million from $162.4 million at March 31, 2002. Backlog for our Electronics Group and Industrial Group at March 30, 2003 was $113.3 million and $47.6 million, respectively.

Net revenue for our Electronics Group for the first quarter of 2003 was $35.7 million, a decrease of $8.4 million, or 19.0%, from $44.1 million for the first quarter of 2002. Net revenue from manufacturing services decreased $6.9 million in the first quarter of 2003, primarily due to the completion of certain contracts with aerospace and defense customers during 2002 and shipments delayed pending final customer inspections. This decline was partially offset by revenue from new contract awards during the second half of 2002 and the first quarter of 2003. Additionally, certain aerospace and defense customers initiated product technology upgrades during the first quarter of 2003 resulting in the deferral of production to subsequent periods. Net revenue from product sales decreased $1.3 million in the first quarter of 2003, primarily due to lower sales quantities of data systems products. Net revenue from other outsourced services decreased $0.2 million in the first quarter of 2003 due to reduced demand for test and measurement services.

Net revenue for our Industrial Group for the first quarter of 2003 was $23.2 million, an increase of $4.7 million, or 25.8%, from $18.5 million for the first quarter of 2002. The increase in net revenue was primarily due to the full quarter effect of the addition of a contract with Visteon Corporation and higher production for class 5-8 axle shafts and other drive train components under existing contracts.

Under the contract with Visteon, we began supplying light axle shafts for pick up trucks and sport utility vehicles late in the first quarter of 2002.

Gross Profit.    Gross profit for the first quarter of 2003 was $10.0 million, a decrease of $1.1 million, or 10.6%, from $11.1 million for the first quarter of 2002. Gross margin for the first quarter of 2003 decreased to 16.9% from 17.8% for the first quarter of 2002.

Gross profit for our Electronics Group for the first quarter of 2003 was $7.3 million, a decrease of $1.4 million, or 16.0%, from $8.7 million for the first quarter of 2002. Gross margin for the first quarter of 2003 increased to 20.5% from 19.7% for the first quarter of 2002. The decrease in gross profit was primarily attributable to the lower sales volume of our manufacturing services and lower sales volume and lower gross margins of our test and measurement services as compared to the year-earlier period. This decrease in gross profit was partially offset, and the decrease in test and measurement gross margin was more than offset, by higher margins in our manufacturing services, attributable to cost reductions and a more favorable revenue mix.

Gross profit for our Industrial Group for the first quarter of 2003 was $2.7 million, an increase of $0.3 million or 8.6% from $2.4 million for the first quarter of 2002. Gross margin for the first quarter of 2003 decreased to 11.4% from 13.2% for the first quarter of 2002. The increase in gross profit was primarily attributable to higher volume and improved production efficiencies related to the Visteon contract. The decrease in gross margin was primarily due to a change in revenue mix, with Visteon accounting for a higher percentage of revenue during the first quarter of 2003. The gross margin related to the Visteon contract was higher in the first quarter of 2003, however, the gross margin was lower than most of our other Industrial Group product lines because we had not yet reached our volume and efficiency goals related to this contract.

Selling, General and Administrative.    Selling, general and administrative expense for the first quarter of 2003 was $6.1 million, or 10.4% of net revenue, as compared to $6.5 million, or 10.4% of net revenue for the first quarter of 2002. The decline in selling, general and administrative expense was primarily attributable to management of our cost structure consistent with the decline in revenue.

Research and Development.    Research and development expense for the first quarter of 2003 was $1.0 million, or 1.7% of net revenue, as compared to $0.8 million, or 1.3% of net revenue for the first quarter of 2002. The increase in research and development expense was primarily due to new product development for the data systems product lines within our Electronics Group.

Interest Expense, Net.    Interest expense for the first quarter of 2003 was $0.5 million, a decrease of $0.6 million, or 55.1%, compared to $1.1 million for the first quarter of 2002. The decrease in interest expense primarily reflects the 2002 repayment of debt with proceeds from our public stock offering on March 26, 2002. Our weighted average debt outstanding decreased to approximately $30.0 million for the first quarter of 2003 from approximately $87.4 million for the first quarter of 2002. The weighted average interest rate for the first quarter of 2003 was approximately 6.4% as compared to approximately 4.8% for the prior period.

Income Taxes.    Income tax expense was $0.8 million for the first quarter of 2003 as compared to $0.9 million for the first quarter of 2002. The effective tax rate for the first quarter of 2003 was 37.5% as compared to 31.9% for the first quarter of 2002. The higher effective tax rate for the first quarter of 2003 was principally due to a reduction in the valuation allowance on deferred tax assets in 2002 and lower tax credits relative to pretax income that we expect to realize during 2003.

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities was $1.1 million for the first quarter of 2003, as compared to net cash used in operating activities of $2.1 million for the first quarter of 2002. This increase in cash flow was primarily due to changes in working capital, principally a reduction in inventory and other current assets, partially offset by a decrease in accounts payable.

Net cash used in investing activities was $3.7 million for the first quarter of 2003 as compared to $8.0 million for the first quarter of 2002. Capital expenditures for our Electronics Group and Industrial Group totaled $2.4 million and $1.7 million, respectively, for the first quarter of 2003. Capital expenditures for our Electronics Group were principally comprised of manufacturing, assembly and test equipment. Our Industrial Group’s capital expenditures included forging, machining, and tool room equipment in support of our truck components and assemblies operations.

Net cash used in financing activities was $7.2 million for the first quarter of 2003 as compared to net cash provided by financing activities of $24.2 million for the first quarter of 2002. During the first quarter of 2003, we reduced debt by $7.0 million. During the same period in 2002, we received net proceeds of $48.8 million for our public stock offering, which closed on March 26, 2002. Proceeds from the offering were used to reduce debt by $20.0 million during March 2002, and was used to further reduce debt in subsequent periods.

Subject to certain loan covenants, we had total availability for borrowings and letters of credit under the revolving credit facility of $94.9 million at March 30, 2003, which, when combined with the cash balance of $2.5 million, provides for total cash and borrowing capacity of $97.4 million. Maximum borrowings on the revolving credit facility are $125.0 million, subject to a $15.0 million limit for letters of credit. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group. In April 2003, our assets, including, but not limited to accounts receivable, inventory, equipment and real estate, was released as collateral under our revolving credit facility.

Our principal commitments at March 30, 2003 consisted of repayments of borrowings under the credit agreement and obligations under operating leases for certain of our real property and equipment. We also had purchase commitments totaling approximately $7.3 million at March 30, 2003, primarily for manufacturing equipment.

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

Forward-looking Statements

This Form 10-Q may contain projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect our current views with respect to future events and financial performance. No assurance can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. These factors include our dependence on our current management; the risks and uncertainties present in our business, including changes in laws or regulations; business conditions and growth in the general economy and the electronics and industrial markets served by us; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with our manufacturing facilities; the ability to successfully manage growth; the effects (including possible increases in the cost of doing business) resulting from current or future wars and terrorists activities or political uncertainties; as well as other factors included in our periodic reports filed with the Securities and Exchange Commission.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 26, 2001, we entered into interest rate swap agreements with three banks that effectively convert a portion of our variable rate debt to a fixed rate of 4.52%, excluding our applicable margin, through July 2003. We entered into interest rate swap agreements as a means to reduce the impact of interest rate changes on future interest expense. All of our outstanding debt ($30.0 million) was hedged under the interest rate swap agreements at March 30, 2003. We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Excluding borrowings hedged by the interest rate swap agreements, any additional borrowings under our credit agreement would bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate, or certain alternative short-term rates, plus a margin (1.0% at March 30, 2003) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in no additional interest expense for amounts borrowed as of March 30, 2003, because variable rate interest payments under all debt outstanding at March 30, 2003 were hedged by the swap. The vast majority of our transactions are denominated in U.S. dollars. As such, fluctuations in foreign currency exchange rates have historically had little impact on us. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the foreseeable future.

ITEM 4.     CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On March 21, 2003, our Sypris Technologies subsidiary obtained summary judgment in its favor, which is now final and nonappealable, on the last remaining claim in the previously disclosed class action suit pending against Sypris Technologies in federal district court in Louisiana arising out of the explosion of a coker plant owned by Exxon Mobil in Baton Rouge, Louisiana. The class action suit was filed in 1994 on behalf of residents living around the plant and claimed unspecified damages. In the third quarter of 2002, we obtained summary judgment in our favor in a related lawsuit brought by Exxon Mobil in 1994 in state district court in Louisiana claiming damages for destruction of the plant. The lawsuits claimed that a carbon steel pipe elbow manufactured by Sypris Technologies was improperly installed and the failure of which caused the explosion. We maintained in the suits that the carbon steel pipe elbow at issue was appropriately marked as carbon steel, and was improperly installed, without Sypris Technologies’ knowledge, by the fabricator and general contractor in circumstances that required the use of a chromium steel elbow. All litigation pending against us related to this matter has now been terminated favorably to us.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description

10.1	Sypris Solutions, Inc. Directors Compensation Program as Amended and Restated effective February 25, 2003.

10.2	Sypris Solutions, Inc. Executive Bonus Plan, effective as of January 1, 2003.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b)	Reports on Form 8-K:

The Company filed no reports on Form 8-K during the three months ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC. (Registrant)

Date:	April 30, 2003	By:	/s/ David D. Johnson
David D. Johnson Vice President & Chief Financial Officer

Date:	April 30, 2003	By:	/s/ Anthony C. Allen
Anthony C. Allen Vice President & Chief Accounting Officer

CERTIFICATIONS

I, Jeffrey T. Gill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sypris Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003	By:	/s/ Jeffrey T. Gill
Jeffrey T. Gill President & Chief Executive Officer

I, David D. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sypris Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003	By:	/s/ David D. Johnson
David D. Johnson Vice President & Chief Financial Officer