Form 10-Q
period 2003-06-29
SYPRIS SOLUTIONS INC
filed 2003-08-04
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 29, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to                     .

Commission File Number: 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 Bullitt Lane, Suite 450

Louisville, Kentucky 40222

(Address of principal executive offices, including zip code)

(502) 329-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐.

As of July 31, 2003, the Registrant had 14,222,238 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$58,852	$61,082	$109,067	$113,743
Products	11,769	12,427	20,469	22,299

Total net revenue	70,621	73,509	129,536	136,042
Cost of sales:
Outsourced services	50,585	52,556	93,962	97,369
Products	6,995	8,071	12,582	14,662

Total cost of sales	57,580	60,627	106,544	112,031

Gross profit	13,041	12,882	22,992	24,011
Selling, general and administrative	7,036	7,188	13,185	13,702
Research and development	1,066	932	2,088	1,763
Amortization of intangible assets	21	3	42	54

Operating income	4,918	4,759	7,677	8,492
Interest expense, net	547	660	1,033	1,742
Other expense (income), net	85	(31)	152	(60)

Income before income taxes	4,286	4,130	6,492	6,810
Income tax expense	1,607	1,325	2,434	2,180

Net income	$2,679	$2,805	$4,058	$4,630

Earnings per common share:
Basic	$0.19	$0.20	$0.29	$0.38
Diluted	$0.19	$0.19	$0.28	$0.36
Dividends declared per common share	$0.03	$—	$0.06	$—
Weighted average shares outstanding:
Basic	14,213	13,971	14,205	12,081
Diluted	14,430	14,696	14,425	12,736

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 29, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,319	$12,403
Accounts receivable, net	42,405	37,951
Inventory, net	62,444	64,443
Other current assets	8,038	9,187

Total current assets	125,206	123,984
Property, plant and equipment, net	80,263	75,305
Goodwill	14,277	14,277
Other assets	10,186	10,039

	$229,932	$223,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,525	$23,356
Accrued liabilities	16,682	16,035
Current portion of long-term debt	7,000	7,000

Total current liabilities	45,207	46,391
Long-term debt	33,000	30,000
Other liabilities	10,809	10,179

Total liabilities	89,016	86,570
Stockholders’ equity:
Preferred stock, par value $.01 per share, 981,600 shares authorized; no shares issued	—	—
Series A preferred stock, par value $.01 per share, 18,400 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share, 30,000,000 shares authorized; 14,215,844 and 14,158,077 shares issued and outstanding in 2003 and 2002, respectively	142	142
Additional paid-in capital	82,957	82,575
Retained earnings	60,224	57,017
Accumulated other comprehensive income (loss)	(2,407)	(2,699)

Total stockholders’ equity	140,916	137,035

	$229,932	$223,605

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 29, 2003	June 30, 2002
	(Unaudited)
Cash flows from operating activities:
Net income	$4,058	$4,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,186	5,423
Other noncash charges	393	558
Changes in operating assets and liabilities:
Accounts receivable	(4,589)	(4,212)
Inventory	1,911	1,020
Other current assets	1,291	1,753
Accounts payable	(1,764)	903
Accrued liabilities	1,259	(1,673)

Net cash provided by operating activities	8,745	8,402
Cash flows from investing activities:
Capital expenditures	(10,687)	(14,478)
Purchase of the net assets of acquired entity	(800)	—
Proceeds from sale of assets	2	72
Changes in nonoperating assets and liabilities	295	(323)

Net cash used in investing activities	(11,190)	(14,729)
Cash flows from financing activities:
Net increase (decrease) in debt under revolving credit agreements	3,000	(47,500)
Cash dividends paid	(850)	—
Proceeds from issuance of common stock	211	56,233

Net cash provided by financing activities	2,361	8,733

Net (decrease) increase in cash and cash equivalents	(84)	2,406
Cash and cash equivalents at beginning of period	12,403	13,232

Cash and cash equivalents at end of period	$12,319	$15,638

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), Sypris Electronics, LLC, Sypris Test & Measurement, Inc., Sypris Data Systems, Inc., and Sypris Technologies, Inc., and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended June 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2002 as presented in the Company’s annual report on Form 10-K.

(3)	Stock-Based Compensation

Stock options are granted under various stock compensation programs to employees and non-employee directors. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(Unaudited)		(Unaudited)
Net income	$2,679	$2,805	$4,058	$4,630
Pro forma stock-based compensation expense, net of tax	(529)	(554)	(909)	(931)

Pro forma net income	2,150	2,251	3,149	3,699
Earnings per common share:
Basic—as reported	$ 0.19	$ 0.20	$0.29	$0.38
Basic—pro forma	$ 0.15	$ 0.16	$0.22	$0.31
Diluted—as reported	$ 0.19	$ 0.19	$0.28	$0.36
Diluted—pro forma	$ 0.15	$ 0.15	$0.22	$0.29

(4)	Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(Unaudited)		(Unaudited)
Shares used to compute basic earnings per common share	14,213	13,971	14,205	12,081
Dilutive effect of stock options	217	725	220	655

Shares used to compute diluted earnings per common share	14,430	14,696	14,425	12,736

(5)	Inventory

Inventory consisted of the following (in thousands):

	June 29, 2003	December 31, 2002
	(Unaudited)
Raw materials	$17,118	$18,493
Work in process	15,618	14,769
Finished goods	3,290	4,588
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	37,911	34,778
Progress payments related to long-term contracts and programs	(6,494)	(2,737)
LIFO reserve	(979)	(1,007)
Reserve for excess and obsolete inventory	(4,020)	(4,441)

	$62,444	$64,443

(6)	Segment Data

The Company’s operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized in any of the periods presented. The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Electronics Group	$45,544	$49,297	$81,233	$93,373
Industrial Group	25,077	24,212	48,303	42,669

	$70,621	$73,509	$129,536	$136,042

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(Unaudited)		(Unaudited)
Gross profit:
Electronics Group	$9,723	$9,017	$17,022	$17,705
Industrial Group	3,318	3,865	5,970	6,306

	$13,041	$12,882	$22,992	$24,011

Operating income:
Electronics Group	$3,628	$2,882	$5,301	$6,032
Industrial Group	2,593	3,005	4,485	4,463
General, corporate and other	(1,303)	(1,128)	(2,109)	(2,003)

	$4,918	$4,759	$7,677	$8,492

(7)	Commitments and Contingencies

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

The Company’s effective tax rate for the three months and six months ended June 29, 2003 was 37.5%. Reconciling items between the federal statutory income tax rate of 34.0% and the effective tax rate include state income taxes, partially offset by management’s estimate for 2003 research and development tax credits and certain other permanent differences. The effective tax rate for the first six months of 2003 increased to 37.5% from 32.0% for the first six months of 2002 primarily due to a reduction in the valuation allowance on deferred tax assets in 2002 and lower tax credits relative to pre-tax income that the Company expects to realize during 2003.

(9)	Accumulated Other Comprehensive Income

The aggregate fair market value of all interest rate swap agreements decreased from $559,000 at December 31, 2002 to $93,000 at June 29, 2003, and was included in accrued liabilities on the consolidated balance sheets. The change in fair market value net of tax was $292,000 and $4,000 and recorded as other comprehensive income for the six months ended June 29, 2003 and June 30, 2002, respectively. Comprehensive income was $2,831,000 and $2,642,000 for the three months ended June 29, 2003 and June 30, 2002, respectively, and $4,350,000 and $4,634,000 for the six months ended June 29, 2003 and June 30, 2002, respectively. The swap agreements expired on July 25, 2003.

(10)	Recently Issued Accounting Standard

In January 2003, the Financial Accounting Standards Board issued FIN 46 – Consolidation of Variable Interest Entities an interpretation of ARB No. 51. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company expects that application of this Interpretation will not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenue, derived from the Company’s consolidated income statements for the three and six months ended June 29, 2003 and June 30, 2002.

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net revenue:
Electronics Group	64.5%	67.1%	62.7%	68.6%
Industrial Group	35.5	32.9	37.3	31.4

Total net revenue	100.0	100.0	100.0	100.0
Cost of sales	81.5	82.5	82.3	82.4

Gross profit	18.5	17.5	17.7	17.6
Selling, general and administrative	10.0	9.8	10.2	10.1
Research and development	1.5	1.2	1.6	1.3

Operating income	7.0%	6.5%	5.9%	6.2%

Net income	3.8%	3.8%	3.1%	3.4%

For reporting purposes, the operations of Sypris Electronics, Sypris Test & Measurement and Sypris Data Systems are included in the Electronics Group, and Sypris Technologies’ operations are included in the Industrial Group. Segment discussion is included in the following discussion and analysis of our consolidated results of operations.

Net Revenue. Net revenue was $70.6 million for the second quarter of 2003, a decrease of $2.9 million, or 3.9%, from $73.5 million for the second quarter of 2002. Net revenue was $129.5 million for the first six months of 2003, a decrease of $6.5 million, or 4.8%, from $136.0 million for the first six months of 2002. Backlog at June 29, 2003 was $175.1 million, an increase of $13.3 million from $161.8 million at June 30, 2002. Backlog for our Electronics Group and Industrial Group at June 29, 2003 was $128.5 million and $46.6 million, respectively.

Net revenue for our Electronics Group for the second quarter of 2003 was $45.5 million, a decrease of $3.8 million, or 7.6%, from $49.3 million for the second quarter of 2002. Net revenue for our Electronics Group for the first six months of 2003 was $81.2 million, a decrease of $12.2 million, or 13.0%, from $93.4 million for the first six months of 2002. Net revenue from manufacturing services decreased $5.1 million and $12.0 million in the second quarter and first six months of 2003, respectively, primarily due to the completion of certain contracts with aerospace and defense customers during 2002. This decline was partially offset by revenue from new contract awards since the second half of 2002 and increased demand on existing contracts. Shipments on these new contracts increased sequentially in the second quarter and are expected to continue to increase during the second half of 2003. Net revenue from other outsourced services increased $2.3 million and $2.1 million in the second quarter and first six months of 2003, respectively, primarily due to an increase in engineering services. Net revenue from product sales decreased $1.0 million and $2.3 million in the second quarter and first six months of 2003, respectively, primarily due to lower sales quantities of data systems products. Government funding delays attributable to the war in Iraq negatively impacted our product sales in the first quarter of 2003.

Net revenue for our Industrial Group for the second quarter of 2003 was $25.1 million, an increase of $0.9 million, or 3.6%, from $24.2 million for the second quarter of 2002. The increase in net revenue for the second quarter was primarily due to higher sales quantities to Visteon Corporation. Under the contract with Visteon, we began supplying light axle shafts for pick-up trucks and sport utility vehicles late in the first quarter of 2002. Net revenue for our Industrial Group for the first six months of 2003 was $48.3 million, an increase of $5.6 million, or 13.2%, from $42.7 million for the first six months of 2002. The increase in net revenue for the first six months was primarily due to the Visteon contract for light axle shafts and the shipment of new components to certain customers in the medium and heavy-duty truck market. An anticipated decline in the automotive market during the third quarter of 2003 could reduce our customer’s demand for light axle shafts, thereby impacting revenue growth in that quarter.

Gross Profit. Gross profit for the second quarter of 2003 was $13.0 million, an increase of $0.1 million, or 1.2%, from $12.9 million for the second quarter of 2002. Gross profit for the first six months of 2003 was $23.0 million, a decrease of $1.0 million, or 4.2%, from $24.0 million for the first six months of 2002. Gross margin for the second quarter of 2003 increased to 18.5% from 17.5% for the second quarter of 2002. Gross margin for the first six months of 2003 increased to 17.7% from 17.6% for the first six months of 2002.

Gross profit for our Electronics Group for the second quarter of 2003 was $9.7 million, an increase of $0.7 million, or 7.8%, from $9.0 million for the second quarter of 2002. Gross margin for the second quarter of 2003 increased to 21.3% from 18.3% for the second quarter of 2002. Gross profit for the second quarter was higher primarily due to increased gross margins for aerospace and defense manufacturing services and a higher volume of engineering services. Gross margins were higher for aerospace and defense manufacturing services primarily due to improved productivity and the mix of higher value programs. Gross profit for our Electronics Group for the first six months of 2003 was $17.0 million, a decrease of $0.7 million, or 3.9%, from $17.7 million for the first six months of 2002. Gross margin for the first six months of 2003 increased to 21.0% from 19.0% for the second quarter of 2002. Gross profit for the first six months was lower primarily due to lower test and measurement sales volume, partially offset by a higher volume of engineering services. Gross margin for the Electronics Group was higher for the first six months primarily due to improved productivity and the mix of higher value programs.

Gross profit for our Industrial Group for the second quarter of 2003 was $3.3 million, a decrease of $0.6 million or 14.2% from $3.9 million for the second quarter of 2002. Gross margin for the second quarter of 2003 decreased to 13.2% from 16.0% for the second quarter of 2002. The decrease in gross profit and gross margin was primarily due to a higher mix of lower-margin Class 5-7 truck components. Gross profit for our Industrial Group for the first six months of 2003 was $6.0 million, a decrease of $0.3 million or 5.3% from $6.3 million for the first six months of 2002. Gross margin for the first six months of 2003 decreased to 12.4% from 14.8% for the first six months of 2002. The decrease in gross profit was primarily due to a higher concentration of lower-margin Class 5-7 truck components, partially offset by higher volume and improved production efficiencies related to the Visteon contract. The gross margin related to the Visteon contract was higher in the first six months of 2003 than in the comparable prior year period; however, the gross margin was lower than most of our other Industrial Group product lines because we had not yet reached our volume and efficiency goals related to this contract.

Selling, General and Administrative. Selling, general and administrative expense for the second quarter of 2003 was $7.0 million, or 10.0% of net revenue, as compared to $7.2 million, or 9.8% of net revenue for the second quarter of 2002. Selling, general and administrative expense for the first six months of 2003 was $13.2 million, or 10.2% of net revenue, as compared to $13.7 million, or 10.1% of net revenue for the first six months of 2002. The decrease in selling, general and administrative expense was primarily due to management of our cost structure consistent with the decline in revenue.

Research and Development. Research and development expense for the second quarter of 2003 was $1.1 million, or 1.5% of net revenue, as compared to $0.9 million, or 1.2% of net revenue for the second quarter of 2002. Research and development expense for the first six months of 2003 was $2.1 million, or 1.6% of net revenue, as compared to $1.8 million, or 1.3% of net revenue for the first six months of 2002. The increase in research and development expense was primarily attributable to our Electronics Group and was related to new product development for the data systems product lines.

Interest Expense, Net. Interest expense for the second quarter of 2003 was $0.6 million, a decrease of $0.1, or 17.1%, as compared to $0.7 million for the second quarter of 2002. Interest expense for the first six months of 2003 was $1.0 million, a decrease of $0.7 million, or 40.7%, as compared to $1.7 million for the first six months of 2002. The decrease in interest expense for the first six months of 2003 compared to the first six months of 2002 was primarily due to the repayment of debt with proceeds from our public stock offering. Our weighted average debt outstanding decreased to approximately $33.5 million for the second quarter of 2003 from approximately $42.3 million for the second quarter of 2002. Our weighted average debt outstanding decreased to approximately $32.0 million for the first six months of 2003 from approximately $64.8 million for the first six months of 2002. The weighted average interest rate for the second quarter of 2003 was approximately 6.4% as compared to approximately 5.6% for the prior period. The weighted average interest rate for the first six months of 2003 was approximately 6.4% as compared to approximately 5.3% for the prior period. During these periods, we had interest rate swap agreements with higher than market interest rates on the first $30 million of outstanding debt. The interest rate swap agreements expired on July 25, 2003. Therefore, we expect our weighted average interest rate to decline during the third quarter of 2003, subject to changes in LIBOR during such time. There was no capitalized interest in 2003 as compared to $0.3 million and $0.7 million for the second quarter and first six months of 2002, respectively.

Income Taxes. Income tax expense was $1.6 million for the second quarter of 2003 as compared to $1.3 million for the second quarter of 2002. Income tax expense was $2.4 million for the first six months of 2003 as compared to $2.2 million for the first six months of 2002. The effective tax rate for the first six months of 2003 was 37.5% as compared to 32.0% for the first six months of 2002. The higher effective tax rates were primarily due to a reduction in the valuation allowance on deferred tax assets in 2002 and lower tax credits relative to pre-tax income that we expect to realize during 2003 as compared to 2002.

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities was $8.7 million for the first six months of 2003, as compared to $8.4 million for the first six months of 2002. This increase in cash flow was primarily due to favorable changes in working capital.

Net cash used in investing activities was $11.2 million for the first six months of 2003 as compared to $14.7 million for the first six months of 2002. For the first six months of 2003, capital expenditures for our Electronics Group and Industrial Group totaled $5.0 million and $5.7 million, respectively. Capital expenditures for our Electronics Group were principally comprised of manufacturing, assembly and test equipment. Our Industrial Group’s capital expenditures included forging, machining, and centralized tooling equipment in support of our truck components and assemblies operations.

Net cash provided by financing activities was $2.4 million for the first six months of 2003 as compared to $8.7 million for the first six months of 2002. During the first six months of 2003, we increased debt by $3.0 million. During the same period in 2002, we received net proceeds of $55.7 million for our public stock offering in March and April 2002, $52.5 million of which was used to reduce debt through June 30, 2002.

Subject to certain loan covenants, we had total availability for borrowings and letters of credit under the revolving credit facility of $84.9 million at June 29, 2003, which, when combined with the cash balance of $12.3 million, provides for total cash and borrowing capacity of $97.2 million. Maximum borrowings on the revolving credit facility are $125.0 million, subject to a $15.0 million limit for letters of credit. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Acquisitions with purchase prices above a certain threshold require the approval of our bank group.

Our principal commitments at June 29, 2003 consisted of repayments of borrowings under the credit agreement and obligations under operating leases for certain of our real property and equipment. We also had purchase commitments totaling approximately $5.8 million at June 29, 2003, primarily for manufacturing equipment.

We believe that sufficient resources will be available to satisfy our cash requirements for at least the next twelve months subject to the factors discussed below. Cash requirements for periods beyond the next twelve months depend on our profitability, ability to manage working capital requirements and rate of growth. If we make significant acquisitions or if working capital and capital expenditure requirements exceed expected levels during the next twelve months or in subsequent periods, we may require additional external sources of capital. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financings or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be adversely affected.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There have been no significant changes in our critical accounting policies during the second quarter or first six months of 2003.

Financial Accounting Standards

In January 2003, the Financial Accounting Standards Board issued FIN 46—Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. We expect that application of this Interpretation will not have a material effect on our financial position, results of operations or cash flows.

Forward-looking Statements

This Form 10-Q may contain projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company’s current views with respect to future events and financial performance. No assurance can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. These factors include the Company’s dependence on its current management; the risks and uncertainties present in the Company’s business, including: changes in laws or regulations or in the Company’s regulatory authorization, security clearances, or other legal capabilities to conduct its business; business conditions and growth or contraction in the general economy and the electronics and industrial markets served by the Company;

competitive factors and price pressures; labor relations; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with the Company’s manufacturing facilities; the ability to successfully manage growth or contraction; access to capital on favorable terms as needed for operations or growth; the effects (including possible increases in the cost of doing business) resulting from future war and terrorists activities or political uncertainties; performance of our pension fund portfolios; revisions in estimated costs related to certain contracts; risks of litigation, adverse regulatory actions, or other governmental sanctions; as well as other factors included in the Company’s periodic reports filed with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Any additional borrowings under our credit agreement will bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.0% at June 29, 2003) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense approximating $370,000 on an annualized basis, based upon our debt outstanding at June 29, 2003, and the expiration of our interest rate swap agreements on July 25, 2003. These swap agreements converted a portion of our variable rate debt to a fixed rate of 4.52%, excluding the applicable margin. As of July 25, 2003, the variable interest rate on borrowings under our credit agreement approximated 1.10%, excluding the applicable margin. Therefore, we expect our weighted average interest rate to decline during the third quarter of 2003, subject to changes in LIBOR during such time. Fluctuations in foreign currency exchange rates have historically had little impact on us because the vast majority of our transactions are denominated in U.S. dollars. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the foreseeable future.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 29, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As disclosed in our Form 10-Q filed with the Securities and Exchange Commission for the first quarter of 2003, we obtained summary judgments in our favor related to the previously disclosed class action suit against Sypris Technologies arising out of an explosion of a coker plant owned by Exxon Mobil in Baton Rouge, Louisiana.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on April 29, 2003 in Louisville, Kentucky. At the meeting, stockholders elected three Class I directors for a term of three years pursuant to the following votes:

Class I Director	Votes in Favor	Votes Withheld
Henry F. Frigon	12,482,310	1,195,261
Robert E. Gill	13,621,759	56,112
William L. Healey	12,486,010	1,191,861

The total number of shares of common stock outstanding as of March 11, 2003, the record date of the Annual Meeting of Stockholders, was 14,211,434.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)	Reports on Form 8-K filed or furnished with the Securities and Exchange Commission:

We furnished a Current Report on Form 8-K on April 24, 2003, attaching a press release dated April 23, 2003, announcing our first quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC. (Registrant)

Date:	August 4, 2003	By:	/s/ DAVID D. JOHNSON
(David D. Johnson) Vice President & Chief Financial Officer

Date:	August 4, 2003	By:	/s/ ANTHONY C. ALLEN
(Anthony C. Allen) Vice President & Chief Accounting Officer