Form 10-Q
period 2003-09-28
SYPRIS SOLUTIONS INC
filed 2003-10-29
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 28, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of October 24, 2003, the Registrant had 14,264,242 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$56,873	$59,102	$165,940	$172,845
Products	12,025	11,655	32,494	33,954

Total net revenue	68,898	70,757	198,434	206,799

Cost of sales:
Outsourced services	52,057	49,320	146,019	146,689
Products	7,272	7,463	19,854	22,125

Total cost of sales	59,329	56,783	165,873	168,814

Gross profit	9,569	13,974	32,561	37,985
Selling, general and administrative	6,925	7,522	20,110	21,224
Research and development	1,030	773	3,118	2,536
Amortization of intangible assets	67	21	109	75

Operating income	1,547	5,658	9,224	14,150
Interest expense, net	384	470	1,417	2,212
Other expense (income), net	65	(9)	217	(69)

Income before income taxes	1,098	5,197	7,590	12,007
Income tax expense	412	1,663	2,846	3,843

Net income	$686	$3,534	$4,744	$8,164

Earnings per common share:
Basic	$0.05	$0.25	$0.33	$0.64
Diluted	$0.05	$0.24	$0.33	$0.61
Dividends declared per common share	$0.03	$0.03	$0.09	$0.03

Weighted average shares outstanding:
Basic	14,241	14,121	14,221	12,763
Diluted	14,799	14,621	14,562	13,373

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 28, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,641	$12,403
Accounts receivable, net	42,286	37,951
Inventory, net	63,154	64,443
Other current assets	7,905	9,187

Total current assets	125,986	123,984
Property, plant and equipment, net	83,537	75,305
Goodwill	14,277	14,277
Other assets	10,359	10,039

	$234,159	$223,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,392	$23,356
Accrued liabilities	16,530	16,035
Current portion of long-term debt	8,000	7,000

Total current liabilities	48,922	46,391
Long-term debt	33,000	30,000
Other liabilities	10,536	10,179

Total liabilities	92,458	86,570

Stockholders’ equity:
Preferred stock, par value $.01 per share, 981,600 shares authorized; no shares issued	—	—
Series A preferred stock, par value $.01 per share, 18,400 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share, 30,000,000 shares authorized; 14,264,242 and 14,158,077 shares issued and outstanding in 2003 and 2002, respectively	143	142
Additional paid-in capital	83,423	82,575
Retained earnings	60,484	57,017
Accumulated other comprehensive income (loss)	(2,349)	(2,699)

Total stockholders’ equity	141,701	137,035

	$234,159	$223,605

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 28, 2003	September 29, 2002
	(Unaudited)
Cash flows from operating activities:
Net income	$4,744	$8,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,387	8,367
Other noncash charges	685	873
Changes in operating assets and liabilities:
Accounts receivable	(4,494)	(1,186)
Inventory	1,031	(1,029)
Other current assets	1,424	(358)
Accounts payable	1,517	7,656
Accrued liabilities	858	(1,938)

Net cash provided by operating activities	15,152	20,549

Cash flows from investing activities:
Capital expenditures	(16,983)	(16,891)
Purchase of the net assets of acquired entity	(1,520)	—
Proceeds from sale of assets	15	234
Changes in nonoperating assets and liabilities	172	(798)

Net cash used in investing activities	(18,316)	(17,455)

Cash flows from financing activities:
Net increase (decrease) in debt under revolving credit agreements	4,000	(57,500)
Cash dividends paid	(1,275)	—
Proceeds from issuance of common stock	677	56,526

Net cash provided by (used in) financing activities	3,402	(974)

Net increase in cash and cash equivalents	238	2,120

Cash and cash equivalents at beginning of period	12,403	13,232

Cash and cash equivalents at end of period	$12,641	$15,352

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), Sypris Electronics, LLC, Sypris Test & Measurement, Inc., Sypris Data Systems, Inc., and Sypris Technologies, Inc., and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended September 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2002 as presented in the Company’s Annual Report on Form 10-K.

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

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(Unaudited)		(Unaudited)

Net income	$686	$3,534	$4,744	$8,164
Pro forma stock-based compensation expense, net of tax	(341)	(333)	(1,250)	(1,264)

Pro forma net income	345	3,201	3,494	6,900
Earnings per common share:
Basic – as reported	$0.05	$0.25	$0.33	$0.64
Basic – pro forma	$0.02	$0.23	$0.25	$0.54
Diluted – as reported	$0.05	$0.24	$0.33	$0.61
Diluted – pro forma	$0.02	$0.22	$0.24	$0.52

(4)	Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(Unaudited)		(Unaudited)

Shares used to compute basic earnings per common share	14,241	14,121	14,221	12,763
Dilutive effect of stock options	558	500	341	610

Shares used to compute diluted earnings per common share	14,799	14,621	14,562	13,373

(5)	Inventory

Inventory consisted of the following (in thousands):

	September 28, 2003	December 31, 2002
	(Unaudited)

Raw materials	$16,241	$18,493
Work in process	16,457	14,769
Finished goods	3,412	4,588
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	35,089	34,778
Progress payments related to long-term contracts and programs	(3,210)	(2,737)
LIFO reserve	(979)	(1,007)
Reserve for excess and obsolete inventory	(3,856)	(4,441)

	$63,154	$64,443

(6)	Segment Data

The Company’s operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized in any of the periods presented. The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(Unaudited)		(Unaudited)

Net revenue from unaffiliated customers:
Electronics Group	$46,468	$46,341	$127,701	$139,714
Industrial Group	22,430	24,416	70,733	67,085

	$68,898	$70,757	$198,434	$206,799

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(Unaudited)		(Unaudited)

Gross profit:
Electronics Group	$8,164	$10,230	$25,186	$27,935
Industrial Group	1,405	3,744	7,375	10,050

	$9,569	$13,974	$32,561	$37,985

Operating income:
Electronics Group	$1,760	$4,052	$7,061	$10,084
Industrial Group	745	2,847	5,230	7,310
General, corporate and other	(958)	(1,241)	(3,067)	(3,244)

	$1,547	$5,658	$9,224	$14,150

(7)	Commitments and Contingencies

The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

As of September 28, 2003, the Company had outstanding purchase commitments of approximately $4.5 million, primarily for the acquisition of manufacturing equipment.

(8)	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 28, 2003 was 37.5%. Reconciling items between the federal statutory income tax rate of 34.0% and the effective tax rate include state income taxes, partially offset by management’s estimate for 2003 research and development tax credits and certain other permanent differences. The effective tax rate for the first nine months of 2003 increased to 37.5% from 32.0% for the first nine months of 2002, primarily due to a reduction in the valuation allowance on deferred tax assets in 2002.

(9)	Accumulated Other Comprehensive Income

The Company’s interest rate swap agreements expired in July 2003. The aggregate fair market value of these interest rate swap agreements was $559,000 at December 31, 2002, and was included in accrued liabilities on the consolidated balance sheet. The change in fair market value net of tax was $350,000 and recorded as other comprehensive income for the nine months ended September 28, 2003, and $6,000 and recorded as other comprehensive loss for the nine months ended September 29, 2002. Comprehensive income was $744,000 and $3,524,000 for the three months ended September 28, 2003 and September 29, 2002, respectively, and $5,094,000 and $8,158,000 for the nine months ended September 28, 2003 and September 29, 2002, respectively.

(10)	Recently Issued Accounting Standard

In January 2003, the Financial Accounting Standards Board issued FIN 46 – Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, effective for interim periods beginning after September 15, 2003. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company expects that application of this Interpretation will not have a material effect on the Company’s financial position, results of operations or cash flows.

(11)	Subsequent Event

On October 16, 2003, the Company’s credit agreement with its bank syndicate was amended to extend the expiration date to October 16, 2008 from January 2, 2005 and include the option to increase the amount of available credit to $150,000,000 from $125,000,000, subject to the lead bank’s approval.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenue, derived from the Company’s consolidated income statements for the three and nine months ended September 28, 2003 and September 29, 2002.

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net revenue:
Electronics Group	67.4%	65.5%	64.4%	67.6%
Industrial Group	32.6	34.5	35.6	32.4

Total net revenue	100.0	100.0	100.0	100.0
Cost of sales	86.1	80.3	83.6	81.6

Gross profit	13.9	19.7	16.4	18.4
Selling, general and administrative	10.1	10.6	10.1	10.3
Research and development	1.5	1.1	1.6	1.2
Amortization of intangible assets	0.1	—	0.1	0.1

Operating income	2.2%	8.0%	4.6%	6.8%

Net income	1.0%	5.0%	2.4%	3.9%

For reporting purposes, the operations of Sypris Electronics, Sypris Test & Measurement and Sypris Data Systems are included in the Electronics Group, and Sypris Technologies’ operations are included in the Industrial Group. Segment discussion is included in the following discussion and analysis of our consolidated results of operations.

Net Revenue. Net revenue was $68.9 million for the third quarter of 2003, a decrease of $1.9 million, or 2.6%, from $70.8 million for the third quarter of 2002. Net revenue was $198.4 million for the first nine months of 2003, a decrease of $8.4 million, or 4.0%, from $206.8 million for the first nine months of 2002. Backlog at September 28, 2003 was $178.2 million, an increase of $22.7 million from $155.5 million at September 29, 2002. Backlog for our Electronics Group and Industrial Group at September 28, 2003 was $130.9 million and $47.3 million, respectively.

Net revenue for our Electronics Group for the third quarter of 2003 was $46.5 million, an increase of $0.2 million, or 0.3%, from $46.3 million for the third quarter of 2002. Net revenue for our Electronics Group for the first nine months of 2003 was $127.7 million, a decrease of $12.0 million, or 8.6%, from $139.7 million for the first nine months of 2002. Net revenue from manufacturing services was steady during the third quarter of 2003 and decreased $12.0 million during first nine months of 2003. Revenue decreased during the first nine months primarily due to the completion of certain contracts with aerospace and defense customers during 2002. This decline was partially offset by revenue from new contract awards since the second half of 2002 and increased demand on existing contracts. Net revenue from other outsourced services was steady during the third quarter of 2003 and increased $2.2 million during the first nine months of 2003. The increase during the first nine months of 2003 was primarily due to an increase in engineering services. Net revenue from product sales increased $0.2 million during the third quarter of 2003 and decreased $2.1 million during the first nine months of 2003. The increase during the third quarter was primarily due to higher quantities of data systems products and the decrease during the first nine months of 2003 was primarily due to lower demand for our magnetic measuring products.

Net revenue for our Industrial Group for the third quarter of 2003 was $22.4 million, a decrease of $2.0 million, or 8.1%, from $24.4 million for the third quarter of 2002. The decrease in net revenue for the third quarter was primarily due to lower sales quantities to Visteon Corporation and Dana Corporation. During the third quarter, Visteon experienced plant downtime due to a longer than normal annual plant shut-down and the northeast electricity blackout. Also, Dana decided to rebalance inventory after levels were increased prior to the third quarter in anticipation of a potential labor-related work stoppage. During the quarter, the Dana plant ratified an agreement with the local union and reduced inventory to normal levels, reducing demand for our manufacturing services. Net revenue for our Industrial Group for the first nine months of 2003 was $70.7 million, an increase of $3.6 million, or 5.4%, from $67.1 million for the first nine months of 2002. The increase in net revenue for the first nine months was primarily due to the Visteon contract for light axle shafts and the shipment of new components to certain customers in the medium and heavy-duty truck market.

Gross Profit. Gross profit for the third quarter of 2003 was $9.6 million, a decrease of $4.4 million, or 31.5%, from $14.0 million for the third quarter of 2002. Gross profit for the first nine months of 2003 was $32.6 million, a decrease of $5.4 million, or 14.3%, from $38.0 million for the first nine months of 2002. Gross margin for the third quarter of 2003 decreased to 13.9% from 19.7% for the third quarter of 2002. Gross margin for the first nine months of 2003 decreased to 16.4% from 18.4% for the first nine months of 2002.

Gross profit for our Electronics Group for the third quarter of 2003 was $8.2 million, a decrease of $2.0 million, or 20.2%, from $10.2 million for the third quarter of 2002. Gross margin for the third quarter of 2003 decreased to 17.6% from 22.1% for the third quarter of 2002. Gross profit and gross margin for the third quarter decreased primarily due to warranty costs on an end-of-life program, expenses related to resolving technical problems on a custom manufacturing program and write-off of program costs related to the termination of an unprofitable contract. Gross profit for our Electronics Group for the first nine months of 2003 was $25.2 million, a decrease of $2.7 million, or 9.8%, from $27.9 million for the first nine months of 2002. Gross margin for the first nine months of 2003 decreased to 19.7% from 20.0% for the third quarter of 2002. Gross profit for the first nine months was lower primarily due a decline in revenue and the third quarter program costs listed above. Gross margin for the Electronics Group was lower for the first nine months primarily due to the third quarter program costs, partially offset by the mix of higher value products and programs.

Gross profit for our Industrial Group for the third quarter of 2003 was $1.4 million, a decrease of $2.3 million or 62.5% from $3.7 million for the third quarter of 2002. Gross margin for the third quarter of 2003 decreased to 6.3% from 15.3% for the third quarter of 2002. The decrease in gross profit and gross margin was primarily due to lost productivity as a result of the northeast electricity blackout in August 2003, lower volume, equipment maintenance and efficiency issues for certain automated equipment. Gross profit for our Industrial Group for the first nine months of 2003 was $7.4 million, a decrease of $2.7 million or 26.6% from $10.1 million for the first nine months of 2002. Gross margin for the first nine months of 2003 decreased to 10.4% from 15.0% for the first nine months of 2002. The decrease in gross profit was primarily due to the third quarter issues listed above and a higher concentration of lower-margin Class 5-7 truck components.

Selling, General and Administrative. Selling, general and administrative expense for the third quarter of 2003 was $6.9 million, or 10.1% of net revenue, as compared to $7.5 million, or 10.6% of net revenue for the third quarter of 2002. Selling, general and administrative expense for the first nine months of 2003 was $20.1 million, or 10.1% of net revenue, as compared to $21.2 million, or 10.3% of net revenue for the first nine months of 2002. The decrease in selling, general and administrative expense was primarily due to management of our cost structure consistent with the decline in revenue.

Research and Development. Research and development expense for the third quarter of 2003 was $1.0 million, or 1.5% of net revenue, as compared to $0.8 million, or 1.1% of net revenue for the third quarter of 2002. Research and development expense for the first nine months of 2003 was $3.1 million, or 1.6% of net revenue, as compared to $2.5 million, or 1.2% of net revenue for the first nine months of 2002. The increase in research and development expense was primarily attributable to our Electronics Group and was related to new product development for the data systems product lines.

Interest Expense, Net. Interest expense for the third quarter of 2003 was $0.4 million, a decrease of $0.1, or 18.3%, as compared to $0.5 million for the third quarter of 2002. Interest expense for the first nine months of 2003 was $1.4 million, a decrease of $0.8 million, or 35.9%, as compared to $2.2 million for the first nine months of 2002. The decrease in interest expense for the first nine months of 2003 compared to the first nine months of 2002 was primarily due to the repayment of debt with proceeds from our public stock offering. Our weighted average debt outstanding increased to approximately $36.8 million for the third quarter of 2003 from approximately $34.0 million for the third quarter of 2002. The weighted average interest rate for the third quarter of 2003 decreased to approximately 4.2% as compared to approximately 6.0% for the prior period, primarily due to the July 2003 expiration of interest rate swap rate agreements with higher than market interest rates that were in effect during the third quarter 2002. Our weighted average debt outstanding decreased to approximately $35.6 million for the first nine months of 2003 from approximately $54.5 million for the first nine months of 2002. The weighted average interest rate for the first nine months of 2003 was approximately 5.3% as compared to approximately 5.5% for the prior period.

Income Taxes. Income tax expense was $0.4 million for the third quarter of 2003 as compared to $1.7 million for the third quarter of 2002. Income tax expense was $2.8 million for the first nine months of 2003 as compared to $3.8 million for the first nine months of 2002. The effective tax rate for the first nine months of 2003 was 37.5% as compared to 32.0% for the first nine months of 2002. The higher effective tax rates were primarily due to a reduction in the valuation allowance on deferred tax assets in 2002.

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities decreased to $15.2 million for the first nine months of 2003, as compared to $20.5 million for the first nine months of 2002, primarily due to lower net income and unfavorable changes in working capital.

Net cash used in investing activities was $18.3 million for the first nine months of 2003 as compared to $17.5 million for the first nine months of 2002. For the first nine months of 2003, capital expenditures for our Electronics Group and Industrial Group totaled $7.7 million and $9.3 million, respectively. Capital expenditures for our Electronics Group were principally comprised of manufacturing, assembly and test equipment. Our Industrial Group’s capital expenditures included forging, machining, and centralized tooling equipment in support of our truck components and assemblies operations.

Net cash provided by financing activities was $3.4 million for the first nine months of 2003 as compared to net cash used in financing activities of $1.0 million for the first nine months of 2002. During the first nine months of 2003, we increased debt by $4.0 million. During the same period in 2002, we received net proceeds of $55.7 million for our public stock offering in March and April 2002, $52.5 million of which was used to reduce debt.

Subject to certain loan covenants, we had total availability for borrowings and letters of credit under the revolving credit facility of $83.9 million at September 28, 2003, which, when combined with the cash balance of $12.6 million, provides for total cash and borrowing capacity of $96.5 million. Maximum borrowings on the revolving credit facility are $125.0 million, subject to a $15.0 million limit for letters of credit. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Acquisitions with purchase prices above a certain threshold require the approval of our bank group. On October 16, 2003, we amended the revolving credit facility to extend the expiration date to October 16, 2008 from January 2, 2005 and include an option to increase the amount of available credit to $150.0 million from 125.0 million, subject to the lead bank’s approval.

Our principal commitments at September 28, 2003 consisted of repayments of borrowings under the credit agreement and obligations under operating leases for certain of our real property and equipment. We also had purchase commitments totaling approximately $4.5 million at September 28, 2003, primarily for manufacturing equipment.

On September 4, 2003, we announced a non-binding letter of understanding with Dana to acquire certain assets and serve as a supplier for the manufacture of drive train components for Dana. Under the proposed agreements, we will acquire certain manufacturing assets of Dana, including Dana’s plant in Morganton, North Carolina, a portion of its manufacturing campus in Toluca, Mexico, and certain production equipment at its plants in Glasgow, Kentucky and Humboldt, Tennessee. The transaction remains subject to completion of definitive agreements, board and regulatory approvals and is expected to be finalized in stages later this year and early in 2004. The purchase price of any acquired assets is subject to completion of definitive agreements and due diligence procedures.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There have been no significant changes in our critical accounting policies during the third quarter or first nine months of 2003.

Forward-looking Statements

This Form 10-Q may contain projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company’s current views with respect to future events and financial performance. No assurance can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. These factors include the Company’s discovery of unexpected material issues during due diligence; the failure to agree on the final terms of a definitive agreement or a long-term supply agreement with Dana or either party’s breach of those agreements; dependence on the Company’s current management; the risks and uncertainties present in the Company’s business, including: changes in laws or regulations or in the Company’s regulatory authorization, security clearances, or other legal capabilities to conduct its business; business conditions and growth or contraction in the general economy and the electronics and industrial markets served by the Company; competitive factors and price pressures; labor relations; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; cost and yield issues associated with the Company’s manufacturing facilities; the ability to successfully manage growth or contraction; access to capital on favorable terms as needed for operations or growth; the effects (including possible increases in the cost of doing business) resulting from future war and terrorists activities or political uncertainties; performance of the Company’s pension fund portfolios; revisions in estimated costs related to certain contracts; risks of litigation, adverse regulatory actions, or other governmental sanctions; as well as other factors included in the Company’s periodic reports filed with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.0% at September 28, 2003) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense approximating $410,000 on an annualized basis, based upon our debt outstanding at September 28, 2003. Fluctuations in foreign currency exchange rates have historically had little impact on us because the vast majority of our transactions are denominated in U.S. dollars. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the foreseeable future.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 28, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As disclosed in our Form 10-Q filed with the Securities and Exchange Commission for the first quarter of 2003, we obtained summary judgments in our favor related to the previously disclosed class action suit against Sypris Technologies arising out of an explosion of a coker plant owned by Exxon Mobil in Baton Rouge, Louisiana.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

99.1	2003A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated October 16, 2003.

(b)	Reports on Form 8-K filed or furnished with the Securities and Exchange Commission:

On July 30, 2003, we furnished a Current Report on Form 8-K, attaching a press release dated July 30, 2003, announcing our second quarter of 2003 financial results.

On September 4, 2003, we furnished a Current Report on Form 8-K, attaching a press release dated September 4, 2003, announcing a Letter of Understanding that we signed with Dana Corporation, for us to serve as a supplier of drive train components for Dana.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC. (Registrant)

Date: October 29, 2003	By:	/s/ DAVID D. JOHNSON

(David D. Johnson)
Vice President & Chief Financial Officer

Date: October 29, 2003	By:	/s/ ANTHONY C. ALLEN

(Anthony C. Allen)
Vice President & Chief Accounting Officer