Form 10-K
period 2003-12-31
SYPRIS SOLUTIONS INC
filed 2004-02-12
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

As of June 29, 2003, shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of the registrant’s common stock reported for such date on the Nasdaq National Market), had an aggregate market value of approximately $60,098,718. As of January 31, 2004 the registrant had 14,330,394 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held April 27, 2004 are incorporated by reference into Part III to the extent described therein.

In this Form 10-K, “Sypris,” “SYPR,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Form 10-K are the property of their respective owners.

PART I

Item 1.	Business

General

We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design, testing and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for aerospace & defense electronics, truck components & assemblies, and for users of test & measurement equipment. Revenue from our three core markets accounted for approximately 94% of our revenue during the year ended December 31, 2003, while revenue from our outsourced services accounted for approximately 83% of our revenue. We expect these percentages to increase in the future.

We focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry leaders who embrace multi-year contractual relationships as a strategic component of their supply chain management. These contracts, many of which are sole-source by part number and are for terms of up to eight years, enable us to invest in leading-edge technologies to help our customers remain competitive. The productivity, flexibility and economies of scale that result become an important means for differentiating ourselves from the competition when it comes to cost, quality, reliability and customer service.

Aerospace & Defense Electronics. We are an established supplier of manufacturing services for the production of complex circuit cards, high-level assemblies and subsystems. We have long-term relationships with many of the leading aerospace & defense contractors, including Boeing Company, General Dynamics Corporation, Honeywell International, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation and Raytheon Company. We manufacture these complex electronic assemblies under multi-year contracts for the missile guidance systems of the AMRAAM and Brimstone missile programs, and for the main color display systems for the cockpit of the AH-64D Apache Longbow attack helicopter. We also have a long-term relationship with the National Security Agency to design and build secure communications equipment and write encryption software. The defense budget for fiscal 2004 contains provisions to increase spending for missiles, smart weapons, sensors, surveillance, intelligence and secure communications, areas for which we have long provided essential services and products. Our aerospace & defense electronics business accounted for approximately 51% of net revenue in 2003.

Truck Components & Assemblies. We are the principal supplier of manufacturing services for the forging and machining of medium and heavy-duty truck axle shafts and other drive train components in North America. We produce these axle shafts and components under multi-year, sole-source contracts with ArvinMeritor, Inc. and Dana Corporation, the two primary providers of drive train assemblies for use by the leading truck manufacturers, including Ford Motor Company, Freightliner LLC, Mack Trucks, Inc., Navistar International Corporation, PACCAR, Inc. and Volvo Truck Corporation. We also supply Visteon Corporation with light axle shafts for Ford’s F150, F250, F350 and Ranger series pickup trucks, Ford Expedition, Lincoln Navigator and the Ford Mustang GT. We continue to support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies. Our truck components & assemblies business accounted for approximately 31% of net revenue in 2003.

Test & Measurement Services. We provide technical services for the calibration, certification and repair of test & measurement equipment in the U.S. We have a multi-year, sole-source contract with the Federal Aviation Administration to calibrate and certify the equipment that is used to maintain the radar systems and directional beacons at over 500 airports in the U.S., the Caribbean and the South Pacific. We also have a multi-year, sole-source contract with the National Weather Service to calibrate the equipment that is used to maintain the NEXRAD Doppler radar systems at over 130 advanced warning weather service radar stations in 45 states, the Caribbean and Guam. We also have a multi-year contract with AT&T Corporation to provide calibration and certification services at over 300 of its central and field switching locations. We are seeing an increased interest by large companies in awarding multi-site contracts for calibration services in order to accelerate vendor reduction programs and reduce costs. Our test & measurement services business accounted for approximately 12% of net revenue in 2003.

Recent Developments

On December 31, 2003, we completed the first phase of a proposed two-phase transaction with Dana in which we entered into a new eight-year agreement to supply a wide range of drive train components for the light, medium and heavy-duty truck markets to Dana. In connection with this agreement, we acquired the property, plant, and equipment as well as certain component inventories associated with Dana’s manufacturing plant in Morganton, North Carolina. In the proposed second phase of the transaction, which is evidenced by a letter of intent dated August 25, 2003, we expect to enter into an eight-year agreement with Dana for the supply of forged and machined components for use in the medium and heavy-duty truck markets effective as of the closing, which is expected to occur during 2004. As part of the proposed transaction, we plan to acquire a portion of Dana’s manufacturing campus in Toluca, Mexico and certain production equipment currently located at other Dana facilities in the U.S.

On January 13, 2004, we signed a letter of intent with ArvinMeritor to supply trailer axle beams and a variety of drive train components to ArvinMeritor under a series of multi-year agreements, the first of which is expected to close during 2004, with the balance scheduled to occur during the next two to three years in accordance with a predetermined transition plan. As part of the proposed transaction, we plan to acquire ArvinMeritor’s Kenton, Ohio plant that specializes in the manufacture of trailer axle beams. In addition, the proposed transaction provides for a five-year extension of an existing five-year supply agreement that is otherwise expected to expire on December 31, 2004 under which we supply ArvinMeritor with axle shafts for medium and heavy-duty trucks.

The proposed agreements with Dana and ArvinMeritor remain subject to due diligence, negotiation and execution of definitive agreements and board approvals among other contingencies, and in the case of ArvinMeritor’s Kenton plant, the negotiation and approval of a new union collective bargaining agreement.

Industry Overview

We believe the trend toward outsourcing is continuing across a wide range of industries and markets as outsourcing specialists assume a strategic role in the supply chain of companies of all types and sizes. We expect the growth in outsourcing expenditures to continue increasing at a rate far higher than the expansion in the overall economy.

We believe the trend toward outsourcing is continuing because outsourcing frequently represents a more efficient, lower cost means for manufacturing a product or delivering a service when compared to more vertically integrated alternatives. While the rate of acceptance of the outsourcing model may vary by industry, we believe the following benefits of outsourcing are driving this general trend.

Reduced Total Operating Costs and Invested Capital. Outsourcing specialists are frequently able to produce products and/or deliver services at a reduced total cost relative to that of their customers because of the ability to allocate the expense for a given set of fixed capacity, including assets, people and support systems, across multiple customers with diversified needs. In turn, these outsourcing specialists can achieve higher utilization of their resources and achieve greater productivity, flexibility and economies of scale.

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

Our Markets

Aerospace & Defense Electronics. The consolidation of defense contractors over the past decade has added to the increased demand for outsourcing specialists. The consolidated companies, some of which have developed highly leveraged balance sheets as a result of mergers and acquisitions, have been motivated to seek new ways to raise margins, increase profitability and enhance cash flow. Accordingly, outsourcing specialists, including Sypris, have been successful in building new relationships with companies that previously relied more on internal resources. We believe this trend will continue and that our extensive experience, clearances, certifications and qualifications in the manufacturing of aerospace & defense electronics will serve to differentiate us from many of the more traditional outsource suppliers. We also believe that we are well positioned to take advantage of additional outsourcing activity that may flow from the prime contractors that are awarded contracts related to increased defense appropriations and expenditures as a result of increased focus on national defense and homeland security.

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

Truck Components & Assemblies. The truck components & assemblies market consists of the original equipment manufacturers, or OEMs, including DaimlerChrysler Corporation, Ford, Freightliner, General Motors Corporation, Mack, Navistar, PACCAR and Volvo, and a deep and extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. Tier I companies represent the primary suppliers to the OEMs and includes ArvinMeritor, Dana, Delphi Automotive Systems Corporation, Eaton Corporation, and Visteon, among others. Many of the Tier I companies are confronted with excess capacity, high hourly wage rates, costly benefit packages and aging capital equipment. Below this group of companies reside numerous suppliers who either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components & assemblies market, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels.

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

Test & Measurement Services. The widespread adoption of the International Organization for Standardization (ISO) and Quality Standards (QS), among others, has been underway for many years. A critical component of basic manufacturing discipline and these quality programs is the periodic calibration and certification of the test & measurement equipment that is used to measure process performance. The investment in this equipment and the skills required to support the calibration and certification process has historically been performed offsite by the manufacturers of the equipment, or onsite by internal operations, even though the productive use of the assets and people is difficult to justify since equipment is often certified on an annual, or in some cases, biennial basis.

We believe that test & measurement services will be increasingly outsourced to independent specialists who can use the manpower and equipment across a diversified base of customers, reduce investment requirements and improve profitability on a national scale.

Our Business Strategy

Our objective is to improve our leadership position in each of our core markets by increasing the number of multi-year contracts with related customers and investing in highly automated production capacity to remain competitive on a global scale. We intend to serve our customers and achieve this objective by continuing to:

Concentrate on our Core Markets. We will continue to focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We have been an established supplier of manufacturing and technical services to major aerospace & defense companies and agencies of the U.S. Government for over 37 years. We are the principal supplier of medium and heavy-duty truck axle shafts in North America, and we are the sole provider of calibration, certification and repair services for equipment used by the Federal Aviation Administration to maintain the radar systems and directional beacons at each of the airports it serves in the U.S., the Caribbean and the South Pacific.

Dedicate our Resources to Support Strategic Partnerships. We will continue to dedicate our resources to support the needs of industry leaders who embrace multi-year contractual relationships as a strategic component of their supply chain management and have the potential for long-term growth. We prefer contracts that are sole-source by part number so we can work closely with the customer to the mutual benefit of both parties. In recent years, we have entered into multi-year manufacturing services agreements with Boeing, General Dynamics, Honeywell, Lockheed Martin, Northrup Grumman and Raytheon. We have also announced the award of sole-source supply agreements with ArvinMeritor, Visteon and Dana that run through year-end of 2004, 2006 and 2011, respectively, and we have executed a letter of intent with ArvinMeritor to extend that agreement through year end of 2009. Our success in establishing outsourcing partnerships with key customers has led to additional contracts and we believe that if we continue to successfully perform on these contracts, we will have additional growth opportunities with these and other customers.

Pursue the Strategic Acquisition of Customer-Owned Assets. We will continue to pursue the strategic acquisition of customer-owned assets that serve to consolidate our position of leadership in our core markets, create or strengthen our relationships with leading companies and expand our range of value-added services in return for multi-year supply agreements. Since these assets are integrated with our core businesses, we generally are able to use these assets to support other customers, thereby improving asset utilization and achieving greater productivity, flexibility and economies of scale. In recent years, we have completed two such transactions with Dana and have proposed transactions pending with Dana and ArvinMeritor.

Grow Through the Addition of New Value-Added Services. We will continue to grow through the addition of new value-added manufacturing capabilities and the introduction of additional components in the supply chain that enable us to provide a more complete solution by improving quality and reducing product cost, inventory levels and cycle times for our customers. We offer a variety of state-of-the-art machining capabilities to our customers in the truck components & assemblies market that enable us to reduce labor and shipping costs and minimize cycle times for our customers over the long-term. ArvinMeritor, Dana and Visteon have entered into contracts for these services, which we believe may provide us with significant additional opportunities for growth in the future.

Invest to Increase our Competitiveness and that of our Partners. We will continue to invest in advanced manufacturing and process technologies to reduce the cost of the services we provide for our customers on an ongoing basis. We continue to expand and automate the services we provide to our customers in the truck components & assemblies market, with approximately $59 million invested from 2000 to 2003. The automation substantially increased our output per man hour and enabled us to offer our customers reduced pricing that helped them to remain competitive on a global scale. Our ability to leverage this capability across a number of customers in the future will further improve our capacity utilization, absorption of overhead and reduce our manufacturing costs.

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

Our Services and Products

We are a diversified provider of outsourced services and specialty products. Our services consist of manufacturing, technical and other services and products that are delivered as part of our customers’ overall supply chain management. The information below is representative of the types of products we manufacture, services we provide and the customers and industries for which we provide such products or services.

Aerospace & Defense Electronics:

Boeing	Complex circuit cards for the Brimstone missile guidance systems.

Honeywell	Complex circuit cards for the color display systems of the AH-64D Apache Longbow attack helicopter.

Lockheed Martin	Space electronics for the space shuttle and the international space station, and data systems for a fleet ballistic missile program.

National Security Agency	Secure communications equipment, recording systems and encryption software.

Raytheon	Complex circuit cards and high level assemblies for use in satellite communications systems, the AMRAAM (advanced, medium-range, air attack missile) missile guidance system, and secure tactical communication systems.

Truck Components & Assemblies:

ArvinMeritor	Axle shafts for medium and heavy-duty trucks.

Dana	Axle shafts, drive train components and steer axle components for use in light, medium and heavy-duty trucks.

Visteon	Axle shafts for pickup trucks and sport utility vehicles.

Test & Measurement Services:

AT&T	Calibration and certification services at over 300 central and field switching locations.

Federal Aviation Administration	Calibration and certification services at over 500 airports.

Lockheed Martin	Testing of electronic components for use in space and defense applications.

National Weather Service	Calibration and certification services for over 130 advanced warning weather radar stations.

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

Technical Services

Test & Measurement Services. We calibrate, repair and certify the test & measurement equipment that is used to maintain wireless communication equipment, control tower radar and direction beacons, NEXRAD Doppler advanced warning weather service radar systems, digital oscilloscopes, microwave equipment and fiber optic measuring equipment, among others. The applications cover the maintenance of cellular communications systems, air traffic control systems, broadband telecommunication systems and quality certification programs in manufacturing operations. We also perform a wide-range of testing services on a contract basis, including radio frequency, microwave and mixed signal component testing, environmental testing, dynamics testing and failure analysis, among others. We provide our customers with services that exceed the scope of most manufacturing service companies, including software development, design services, prototype development, product re-engineering, feature enhancement, product ruggedization, cost reduction, product miniaturization, and electro-magnetic interference and shielding.

Products

In addition to our outsourced services, we provide some of our customers with specialized products including digital and analog data systems and encryption devices used in military applications, magnetic meters and sensors used in commercial and laboratory environments and high-pressure closures and joints used in pipeline and chemical systems. With the growth of our services business, our products business has increasingly become a smaller portion of our overall net revenue. We expect this trend to continue in the future.

Our Customers

Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offering. Our five largest customers in 2003, which accounted for 51% of net revenue, were ArvinMeritor, Dana, Honeywell, Raytheon and Visteon. Our five largest customers in 2002, which accounted for 50% of net revenue, were ArvinMeritor, Dana, Honeywell, Raytheon and Visteon. Our five largest customers in 2001, which accounted for 46% of net revenue, were ArvinMeritor, Dana, Honeywell, Lockheed Martin and Raytheon.

For the year ended December 31, 2003, the U.S. Government and Government Agencies, including the National Security Agency, collectively represented approximately 18% of our net revenue, Dana represented approximately 15% of our net revenue and Raytheon represented approximately 14% of our net revenue.

Sales and Business Development

Our principal sources of new business originate from the expansion of existing relationships, referrals and direct sales through senior management, direct sales personnel, domestic and international sales representatives, distributors and market specialists. We supplement these selling efforts with a variety of sales literature, advertising in numerous trade media and participation in trade shows. We also utilize engineering specialists extensively to facilitate the sales process by working with potential customers to reduce the cost of the service they need. Our specialists achieve this objective by working with the customer to improve their product’s design for ease of manufacturing, reducing the amount of set-up time or material that may be required to produce the product, or by developing software that can automate the test and/or certification process. The award of contracts or programs can be a lengthy process, which in some circumstances can extend well beyond 12 months. In addition, we have and will continue to selectively acquire assets from our customers in exchange for multi-year supply agreements and then leverage the newly acquired manufacturing capabilities to additional customers.

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

Backlog

Our order backlog at December 31, 2003 was $199.0 million as compared to order backlog at December 31, 2002 of $154.2 million. Backlog for the Electronics Group and the Industrial Group at December 31, 2003 was $125.8 million and $73.2 million, respectively. Backlog for the Electronics Group and the Industrial Group at December 31, 2002 was $115.4 million and $38.8 million, respectively. Backlog consists of firm purchase orders with scheduled delivery dates and quantities. Total backlog at December 31, 2003 included $160.2 million for orders that are expected to be filled within 12 months. Our backlog has varied from quarter to quarter and may vary significantly in the future as a result of the timing of significant new orders and/or shipments, order cancellations, material availability and other factors.

Competition

The outsourced manufacturing services markets that we serve are highly competitive and we compete against numerous domestic companies in addition to the internal capabilities of some of our customers. In the aerospace & defense electronics market, we compete primarily against companies including LaBarge, Inc., Primus Technologies Corporation, SMTEK International, Inc., Sparton Corporation and Teledyne Technologies Incorporated. In the truck components & assemblies market, we compete primarily against companies including Mid-West Forge, Inc., Spencer Forge and Machine, Inc. and Traxle Manufacturing, Inc., who serve as suppliers to many Tier I and smaller companies. In the test & measurement services market, we compete primarily against companies including SIMCO Electronics, Transcat, Inc., Davis Inotek Instruments, and a variety of small, local, independent laboratories. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours.

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

Raw steel and fabricated steel parts are a major component of our cost of sales and net revenue for the truck components & assemblies business. We purchase the majority of our steel for use in this business at the direction of our customers, with any periodic changes in the price of steel being reflected in the prices we are paid for our services, such that we neither benefit from nor are harmed by any future changes in the price of steel.

There can be no assurance that supply interruptions will not slow production, delay shipments to our customers or increase costs in the future, any of which could adversely affect our financial results.

Research and Development

Our research and development activities are mainly related to our product lines that serve the aerospace & defense electronics market. Most of the expenditures related to our outsourced services are for process improvements and are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small percentage of our net revenue. We invested $3.1 million, $3.4 million and $4.2 million in research and development in 2001, 2002 and 2003, respectively. We also utilize our research and development capability to develop processes and technologies for the benefit of our customers.

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

Government Regulation

Our operations are subject to compliance with regulatory requirements of federal, state and local authorities, including regulations concerning labor relations, export and import regulations, health and safety matters and protection of the environment. While compliance with applicable regulations has not adversely affected our operations in the past, there can be no assurance that we will continue to be in compliance in the future or that these regulations will not change. Current costs of compliance are not material to us.

We must comply with detailed government procurement and contracting regulations and with U.S. Government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Our failure to comply with our government procurement, contracting or security obligations could result in penalties or our suspension or debarment from government contracting, which would have a material adverse effect on our results of operations.

We are required to maintain U.S. Government security clearances at several of our locations. These clearances could be suspended or revoked if we were found not to be in compliance with applicable security regulations. Any such revocation or suspension would delay our delivery of products to customers. Although we have adopted policies directed at ensuring our compliance with applicable regulations and there have been no suspensions or revocations at any of our facilities, there can be no assurance that the approved status of our facilities will continue without interruption.

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

Employees

As of December 31, 2003, we had a total of approximately 1,730 employees, 1,260 engaged in manufacturing and providing our technical services, 60 engaged in sales and marketing, 190 engaged in engineering and 220 engaged in administration. Approximately 390 of our employees are covered by collective bargaining agreements with various unions that expire on various dates through 2006. Although we believe overall that our relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably or that we will not experience a work stoppage, which could adversely affect our results of operations.

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

Location	Market Served	Own or Lease (Expiration)	Approximate Square Feet	Certifications

Corporate Office:

Louisville, Kentucky		Lease (2014)	10,800

Manufacturing Facilities:

Louisville, Kentucky	Truck Components & Assemblies	Own	467,000	QS 9000

Tampa, Florida	Aerospace & Defense Electronics	Lease (2007)	308,000	ISO 9001 AS 9100 NASA-STD-8739 MIL-Q-9858A MIL-STD-2000A MIL-STD 45662 MIL-STD 801D

Marion, Ohio	Truck Components & Assemblies	Own	255,000	QS 9000

Morganton, North Carolina	Truck Components & Assemblies	Own	350,000	QS 9000

Orlando, Florida	Test & Measurement Services	Own	62,000	ISO 9001 ISO 9002 ISO 17025/Guide 25 MIL-STD 750 MIL-STD 883 MIL-STD 202 MIL-STD 810

San Dimas, California	Aerospace & Defense Electronics	Lease (2015)	26,300	ISO 9001

In addition, we lease space in 21 other facilities primarily utilized to provide technical services, all of which are located in the U.S. We also own 10 ISO-certified mobile calibration units and one ISO-certified transportable field calibration unit that are utilized to provide test & measurement services at customer locations throughout the U.S., the Caribbean and the South Pacific. We believe that our facilities and equipment are in good condition and reasonably suited and adequate for our current needs.

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at our facilities.

Certification/Specification	Description

ISO 9001	A certification process comprised of 20 quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products.

ISO 9002	A certification process similar to the ISO 9001 requirements, but it applies principally to manufacturing services as opposed to engineering services.

AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

QS 9000	A certification process developed by the nation’s major automakers that focuses on continuous improvement, defect reduction, variation reduction and elimination of waste.

ISO 17025/Guide 25	A certification process commonly referred to as A2LA, which sets out general provisions that a laboratory must address to carry out specific calibrations or tests and provides laboratories with direction for the development of a fundamental quality management system.

NASA-STD-8739	A specification for space programs designated by the National Aeronautics and Space Administration.

MIL	A specification that signifies specific functions or processes that are conducted in compliance with military specifications, such as a quality program, high-reliability soldering, calibration and metrology, and environmental testing.

Item 3.	Legal Proceedings

We are involved from time to time in litigation and other legal or environmental proceedings incidental to our business. There are currently no material pending legal proceedings to which we are a party.

Ongoing environmental proceedings include the following:

•	Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the State of Ohio voluntary action program standards applicable to the site. We continue to test and assess this site to determine the extent of this contamination by the prior owners of the facility. Under our purchase agreement for this facility, Dana has agreed to indemnify us for environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2002.

•	A leased facility we formerly occupied in Tampa, Florida is currently subject to remediation activities related to groundwater contamination involving methylene chloride and other volatile organic compounds which occurred prior to our use of the facility. The contamination extends beyond the boundaries of the facility. In December 1986, Honeywell, a prior operator of the facility, entered into a consent order with the Florida Department of Environmental Regulation under which Honeywell agreed to remediate the contamination, the full scope of which has not yet been determined. We purchased the assets of a business formerly located on this leased site and operated that business from 1993 until December 1994. Philips Electronics, the seller of those assets, has agreed to indemnify us with respect to environmental matters arising from groundwater contamination at the site prior to our use of the facility.

•	In December 1992, we acquired certain business assets formerly located at a leased facility in Littleton, Colorado. Certain chlorinated solvents disposed of on the site by Honeywell, a previous owner of the business, have contaminated the groundwater at and around the site. Alliant Techsystems, from which we acquired the business assets, operates a remediation system approved by the State of Colorado and has also entered into a consent order with the EPA providing for additional investigation at the site. Alliant Techsystems has agreed to indemnify us with respect to these matters.

•	Our Morganton, North Carolina facility is subject to soil contamination involving petroleum compounds. We continue to test and assess this site to determine the extent of any contamination at this site. Under our purchase agreement for this facility, Dana has agreed to indemnify us for environmental violations that existed on the site as of closing and as to which we notify Dana prior to December 31, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “SYPR.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by the Nasdaq National Market.

	High	Low
Year ended December 31, 2002:
First Quarter	$16.35	$12.50
Second Quarter	$21.35	$15.30
Third Quarter	$16.03	$10.00
Fourth Quarter	$12.28	$9.94

Year ended December 31, 2003:
First Quarter	$11.25	$6.88
Second Quarter	$10.75	$7.50
Third Quarter	$16.61	$10.25
Fourth Quarter	$17.55	$12.78

As of January 31, 2004, there were 838 holders of record of our common stock.

On September 22, 2002, our Board of Directors declared an initial quarterly cash dividend of $0.03 per common share outstanding. Cash dividends of $0.03 per common share have been paid quarterly since the initial dividend was declared in 2002. Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion.

Item 6.	Selected Financial Data

The following selected financial data (in thousands except per share data) should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K. The selected financial data set forth below with respect to statements of income for each of the years in the three-year period ended December 31, 2003 and with respect to the balance sheets at December 31, 2003 and 2002, are derived from our audited financial statements. These financial statements are included elsewhere in this Form 10-K and the data below are qualified by reference to those financial statements and related notes. The statements of income data for the years ended December 31, 2000 and 1999 and the balance sheet data at December 31, 2001, 2000 and 1999 are derived from our audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2003	2002(1)	2001(2)	2000	1999
Consolidated Income Statement Data:
Net revenue	$276,605	$273,477	$254,640	$216,571	$202,130
Cost of sales	230,593	223,956	211,093	176,258	157,181

Gross profit	46,012	49,521	43,547	40,313	44,949
Selling, general and administrative	26,711	27,114	26,134	26,881	23,388
Research and development	4,166	3,354	3,054	3,574	6,409
Amortization of intangible assets	194	97	1,329	1,436	986
Special charges	—	—	—	2,945	—

Operating income	14,941	18,956	13,030	5,477	14,166
Interest expense, net	1,693	2,742	4,111	4,035	1,730
Other expense (income), net	230	(159)	(358)	(344)	(219)

Income before income taxes	13,018	16,373	9,277	1,786	12,655
Income taxes (benefit)	4,883	4,934	2,910	(1,398)	3,099

Net income	$8,135	$11,439	$6,367	$3,184	$9,556

Net income per share:
Basic	$0.57	$0.87	$0.65	$0.33	$1.00
Diluted	$0.56	$0.84	$0.63	$0.32	$0.97
Cash dividends declared per common share	$0.12	$0.06	$—	$—	$—
Shares used in computing per share amounts:
Basic	14,237	13,117	9,828	9,671	9,515
Diluted	14,653	13,664	10,028	9,964	9,861

	December 31,
	2003(3)	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,019	$12,403	$13,232	$14,674	$10,406
Working capital	80,516	77,593	67,325	58,602	53,705
Total assets	263,495	223,605	211,444	179,122	148,564
Current portion of long-term debt	3,200	7,000	7,500	2,500	5,400
Long-term debt, net of current portion	53,000	30,000	80,000	62,500	49,000
Total stockholders’ equity	144,781	137,035	70,120	64,205	60,820

(1)	On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” which required us to discontinue the amortization of goodwill. See Note 1 of our consolidated financial statements for the year ended December 31, 2003 included elsewhere in this annual report.

(2)	On May 31, 2001, we completed the acquisition of the net assets of Dana’s Marion, Ohio facility and its results of operations are included from that date forward.

(3)	On December 31, 2003, we completed the acquisition of the net assets of Dana’s Morganton, North Carolina facility.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with the other financial information and consolidated financial statements included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Forward Looking Statements” and elsewhere in this Form 10-K.

Overview

We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design, testing and other technical services, typically under multi-year, sole-source contracts with major companies and government agencies in the markets for aerospace & defense electronics, truck components & assemblies, and for users of test & measurement equipment. Revenue from our three core markets accounted for approximately 94% of our revenue for the year ended December 31, 2003, while revenue from our outsourced services accounted for approximately 83% of our revenue. We expect these percentages to increase in the future.

We have four major operating subsidiaries that are grouped into two reportable segments, the Electronics Group and the Industrial Group. The Electronics Group is comprised of Sypris Data Systems, Inc., Sypris Electronics, LLC and Sypris Test & Measurement, Inc. Revenue from this group is derived primarily from the sale of manufacturing services, technical services and products to customers in the markets for aerospace & defense electronics and test & measurement services. The Industrial Group consists solely of Sypris Technologies, Inc., which generates revenue primarily from the sale of manufacturing services to customers in the market for truck components & assemblies and from the sale of products to the energy and chemical markets.

Our objective is to become the leading outsourcing specialist in each of our core markets for aerospace & defense electronics, truck components & assemblies, and for users of test & measurement equipment. We have focused our efforts on establishing long-term relationships with industry leaders who embrace multi-year contractual relationships as a strategic component of their supply chain management.

Recent Contract Awards. The pursuit of multi-year contractual relationships with industry leaders in each of our core market segments is a key component of our strategy. We focus primarily on those candidates that will enable us to consolidate positions of leadership in our existing markets, further develop strategic partnerships with leading companies, and expand our capability and capacity to increase our value-added service offerings. The quality of these contracts has enabled us to invest in leading-edge technologies that we believe will serve as an important means for differentiating ourselves in the future from the competition when it comes to cost, quality, reliability and customer service.

We recently announced the closing of a transaction with Dana as well as letters of intent for transactions we expect to close in 2004 with Dana and ArvinMeritor.

On December 31, 2003, we completed the first phase of a proposed two-phase transaction with Dana in which we entered into a new eight-year agreement to supply a wide range of drive train components for the light, medium and heavy-duty truck markets to Dana. In connection with this agreement, we acquired the property, plant, and equipment and certain component inventories associated with Dana’s manufacturing plant in Morganton, North Carolina for a purchase price of approximately $22 million. In addition, the parties agreed to a three-year extension of an existing seven-year supply agreement that we originally entered into on May 31, 2001. In the proposed second phase of the transaction, which is evidenced by a letter of intent signed on August 25, 2003, we expect to enter into an eight-year agreement with Dana for the supply of forged and machined components for use in the medium and heavy-duty truck markets effective as of the closing, which is expected to occur during 2004. As part of the proposed transaction, we plan to acquire a portion of Dana’s manufacturing campus in Toluca, Mexico and certain production equipment located at other Dana facilities in the U.S. The first phase of the transaction with Dana is expected to generate approximately $55 to $60 million of revenue per year, or approximately $440 million over the term of the contract while the three-year contract extension currently represents approximately $50 million of revenue per year, or $150 million over the new period. Should we complete the second phase of the transaction with Dana successfully, the total outsourcing arrangement excluding the contract extension is expected to result in revenue of approximately $130 million per year, based upon current market conditions.

On January 13, 2004, we signed a letter of intent with ArvinMeritor to supply trailer axle beams and a variety of drive train components to ArvinMeritor under a series of multi-year agreements, the first of which is expected to close during 2004, with the balance scheduled to occur during the next two to three years in accordance with a predetermined transition plan. As part of the proposed transaction, we plan to acquire ArvinMeritor’s Kenton, Ohio plant that specializes in the manufacture of trailer axle beams. In addition, the proposed transaction provides for a five-year extension of an existing five-year supply agreement that is otherwise expected to expire on December 31, 2004 under which we supply ArvinMeritor with axle shafts for medium and heavy-duty trucks. Should we complete the proposed transaction with ArvinMeritor successfully, the total outsourcing arrangement is expected to generate approximately $75 million of revenues per year, based upon current market conditions.

The proposed second phase of the Dana transaction and the proposed ArvinMeritor transaction remain subject to due diligence, negotiation and execution of definitive agreements and board approvals among other contingencies, and in the case of ArvinMeritor’s Kenton plant, the negotiation and approval of a new union collective bargaining agreement.

The expected revenues from these transactions are based upon current market volumes and neither Dana nor ArvinMeritor have an obligation to purchase a particular level of services under either the recently executed or the proposed contracts and there can be no assurance that the expected revenue will be realized. The prices contained in these agreements for our services are fixed for an initial term and generally reduced thereafter in accordance with schedules contained in the agreements. We believe these price reductions will not materially affect our profitability. We purchase raw steel and fabricated steel parts for these agreements at the direction of our customers, with any periodic changes in the price of steel being reflected in the prices we are paid for our services, such that we neither benefit from nor are harmed by any future changes in the price of steel. The agreements also provide for us to share in the benefits of any cost reduction suggestions that we make that are accepted by our customers.

Accounting Policies. Our significant accounting policies are described in Note 1 to the consolidated financial statements included elsewhere in this annual report. We believe our most critical accounting policies include revenue recognition and cost estimation on certain contracts for which we use percentage of completion methods of accounting, as described immediately below.

The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion methodologies affect the amounts reported in our financial statements. A number of internal and external factors affect our cost of sales estimates, including labor rate and efficiency variances, revised estimates of warranty costs, estimated future material prices and customer specification and testing requirement changes. If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported in our financial statements.

Net Revenue. The majority of our outsourced services revenue is derived from manufacturing services contracts under which we supply products to our customers according to specifications provided under our contracts. We generally recognize revenue for these outsourced services, as well as our product sales, when we ship the products, at which time title generally passes to the customer.

Contract revenue in our Electronics Group is recognized using the percentage of completion method, generally using units-of-delivery as the basis to measure progress toward completing the contract. Revenue is recognized on these contracts when units are delivered to the customer, with unit revenue based upon unit prices as set forth in the applicable contracts. The costs attributed to contract revenue are based upon the estimated average costs of all units to be shipped. The cumulative average costs of units shipped to date are adjusted through current operations as estimates of future costs to complete change. Revenue under certain other multi-year fixed price contracts is recorded using achievement of performance milestones or cost-to-cost as the basis to measure progress toward completing the contract. The basis for the measurement of progress toward completion is applied consistently to contracts with similar performance characteristics. Amounts representing contract change orders or claims are included in revenue when these costs are reliably estimated and realization is probable. We recognize all other revenue as product is shipped and title passes, or when the service is provided to the customer. Our net revenue includes adjustments for estimated product warranty and allowances for returns by our customers.

Generally, the percentage of completion method based on units of delivery is applied by our Electronics Group for outsourced services provided under multi-year contracts with aerospace & defense customers. Approximately 35%, 44% and 53% of total net revenue was recognized under the percentage of completion method based on units of delivery during 2003, 2002 and 2001, respectively. Approximately 5% of total net revenue was recognized under the percentage of completion method based on milestones or cost-to-cost during 2003.

Cost of Sales. Cost of sales consists primarily of our payments to our suppliers, compensation, payroll taxes and employee benefits for service and manufacturing personnel, and purchasing and manufacturing overhead costs. The contracts for which our Electronics Group recognizes net revenue under the percentage of completion method involve the use of estimates for cost of sales. We compare estimated costs to complete an entire contract to total net revenue for the term of the contract to arrive at an estimated gross margin percentage for each contract. Each month, the estimated gross margin percentage is applied to the cumulative net revenue recognized on the contract to arrive at cost of sales for the period.

These estimates require judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. These estimates are complicated and subject to many variables. Contract costs include material, labor and subcontract costs, as well as an allocation of indirect costs. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable.

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

Impairments. Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested at least annually for impairment by calculating the estimated fair value of each business with which goodwill is associated. The estimated fair value is based on a discounted cash flow analysis that requires judgment in our evaluation of the business and establishing an appropriate discount rate and terminal value to apply in the calculations. In selecting these and other assumptions, for each business we consider historical performance, forecasted operating results, general market conditions and industry considerations specific to the business. We likely would compute a materially different fair value for a business if different assumptions were used or if circumstances were to change.

We evaluate long-lived assets for impairment and assess their recoverability based upon our estimate of future cash flows. If facts and circumstances lead us to believe that the cost of one of our assets may be impaired, we will write down that carrying amount to fair value to the extent necessary. In determining an estimate of future cash flows, we consider historical performance, forecasted operating results, general market conditions and industry considerations specific to the assets. We likely would compute a materially different estimate of future cash flows if different assumptions were used or if circumstances were to change.

Results of Operations

The tables presented below, which compare our results of operations from one year to another, present the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net sales. The columns present the following:

•	The first two data columns in each table show the absolute results for each year presented.

•	The columns entitled “Year Over Year Change” and “Year Over Year Percentage Change” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net revenue increases from one year to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one year to the next, that change is shown as a negative number in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics.

In addition, as used in these tables, “NM” means “not meaningful.”

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Years Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Years Ended December 31,
	2003	2002	favorable (unfavorable)	favorable (unfavorable)	2003	2002
	(in thousands, except percentage data)
Net revenue:
Electronics Group	$180,733	$186,562	$(5,829)	(3.1)%	65.3%	68.2%
Industrial Group	95,872	86,915	8,957	10.3	34.7	31.8

Total	276,605	273,477	3,128	1.1	100.0	100.0
Cost of sales:
Electronics Group	144,467	148,766	4,299	2.9	79.9	79.7
Industrial Group	86,126	75,190	(10,936)	(14.5)	89.8	86.5

Total	230,593	223,956	(6,637)	(3.0)	83.4	81.9
Gross profit:
Electronics Group	36,266	37,796	(1,530)	(4.0)	20.1	20.3
Industrial Group	9,746	11,725	(1,979)	(16.9)	10.2	13.5

Total	46,012	49,521	(3,509)	(7.1)	16.6	18.1
Selling, general and administrative	26,711	27,114	403	1.5	9.7	9.9
Research and development	4,166	3,354	(812)	(24.2)	1.5	1.3
Amortization of intangible assets	194	97	(97)	(100.0)	0.0	0.0

Operating income	14,941	18,956	(4,015)	(21.2)	5.4	6.9
Interest expense, net	1,693	2,742	1,049	38.3	0.6	1.0
Other expense (income), net	230	(159)	(389)	NM	0.1	(0.1)

Income before income taxes	13,018	16,373	(3,355)	(20.5)	4.7	6.0
Income taxes	4,883	4,934	51	1.0	1.8	1.8

Net income	$8,135	$11,439	$(3,304)	(28.9)%	2.9%	4.2%

Net Revenue. Our backlog increased $44.8 million to $199.0 million at December 31, 2003, on $321.7 million in net orders in 2003 compared to $265.8 million in 2002. We expect to convert approximately 80% of the backlog at December 31, 2003 to revenue during 2004.

Net revenue decreased in the Electronics Group due to lower revenue from manufacturing services, partially offset by higher revenue from other outsourced services and product sales. Manufacturing services decreased $10.3 million because certain contracts with aerospace & defense customers were completed during 2002 which more than offset the revenue earned from new contract awards in 2003 and increased demand on certain other contracts. Net revenue from other outsourced services increased $3.9 million in 2003 due to an increase in engineering services. Net revenue from product sales increased $0.6 million in 2003 driven by higher quantities of data systems products, which benefited from higher spending by intelligence agencies. Backlog for our Electronics Group increased $10.4 million to $125.8 million at December 31, 2003, on $191.5 million in net orders in 2003 compared to $183.8 million in 2002. We expect to convert approximately 69% of the backlog at December 31, 2003 to revenue during 2004.

Net revenue in the Industrial Group increased due to higher sales of light axle shafts and new components for medium and heavy-duty trucks. We began full production of light axle shafts under our contract with Visteon during the second quarter of 2002 so 2003 benefited from the full year effect of this contract. In 2003, we began shipping to Dana additional drive train components parts for medium and heavy-duty trucks. Backlog for our Industrial Group increased $34.4 million to $73.2 million at December 31, 2003, on $130.2 million in net orders in 2003 compared to $82.0 million in 2002. Backlog and net orders in 2003 increased primarily due to the Dana contract that closed on December 31, 2003. We expect to convert substantially all this backlog at December 31, 2003 to revenue during 2004.

Gross Profit. Our Electronics Group experienced lower gross profit from manufacturing services and other outsourced services, partially offset by higher gross profit from products sales. Gross profit from manufacturing services decreased due to lower revenue and lower gross margins. Gross margins were lower primarily due to costs recognized during the third quarter related to warranty costs on an end-of-life program, expenses related to resolving technical problems on a custom manufacturing program and write-off of program costs related to the termination of an unprofitable contract. Gross profit from other outsourced services decreased due to lower gross margins in our test & measurement services business. Gross profit from product sales was higher due to the mix of higher value products and programs.

Gross profit for our Industrial Group decreased due to lower gross margins. Gross margins were lower due to equipment maintenance and efficiency issues for certain automated equipment and a higher concentration of lower-margin Class 5-7 truck components. The Industrial Group experienced a difficult third quarter in 2003 during which gross profit decreased $2.3 million as compared to the third quarter of 2002. During the third quarter of 2003, productivity for the Industrial Group decreased primarily as a result of the Northeast electricity blackout in August 2003 and lower sales quantities to Visteon and Dana. These lower sales quantities were driven by Visteon’s longer than normal annual plant shutdown and Dana’s rebalancing of inventory levels in anticipation of a potential labor-related work stoppage.

Selling, General and Administrative. Selling, general and administrative expense decreased $0.4 million in 2003 and decreased as a percentage of net revenue to 9.7% from 9.9% in 2002. We controlled our spending on selling, general and administrative in consideration of the 1.1% increase in net revenue from 2002 to 2003.

Research and Development. The increase in research and development costs is driven by development of a new data system product line within our Electronics Group. We expect to complete the development of these products in 2004, and sold limited quantities in 2003.

Amortization of Intangible Assets. Amortization of intangible assets increased in 2003 primarily due to certain identifiable intangible assets acquired during 2003.

Interest Expense, Net. Interest expense decreased in 2003 due to the repayment of debt and a lower weighted average interest rate. We used proceeds from our 2002 stock offering to repay $52.5 million of our outstanding debt, reducing our weighted average debt outstanding to $31.1 million during 2003 from $49.8 million during 2002. The weighted average interest rate decreased to 5.4% in 2003 from 5.8% in 2002 due to the July 2003 expiration of interest rate swap rate agreements with higher than market interest rates.

Income Taxes. Our effective income tax rate increased to 37.5% in 2003 from 30.1% for 2002. The lower effective tax rate in 2002 was primarily due to a reduction in the valuation allowance on deferred tax assets.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

	Years Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Years Ended December 31,
	2002	2001	favorable (unfavorable)	favorable (unfavorable)	2002	2001
	(in thousands, except percentage data)
Net revenue:
Electronics Group	$186,562	$207,282	$(20,720)	(10.0)%	68.2%	81.4%
Industrial Group	86,915	47,358	39,557	83.5	31.8	18.6

Total	273,477	254,640	18,837	7.4	100.0	100.0
Cost of sales:
Electronics Group	148,766	169,897	21,131	12.4	79.7	82.0
Industrial Group	75,190	41,196	(33,994)	(82.5)	86.5	87.0

Total	223,956	211,093	(12,863)	(6.1)	81.9	82.9
Gross profit:
Electronics Group	37,796	37,385	411	1.1	20.3	18.0
Industrial Group	11,725	6,162	5,563	90.3	13.5	13.0

Total	49,521	43,547	5,974	13.7	18.1	17.1
Selling, general and administrative	27,114	26,134	(980)	(3.7)	9.9	10.3
Research and development	3,354	3,054	(300)	(9.8)	1.3	1.2
Amortization of intangible assets	97	1,329	1,232	92.7	0.0	0.5

Operating income	18,956	13,030	5,926	45.5	6.9	5.1
Interest expense, net	2,742	4,111	1,369	33.3	1.0	1.6
Other (income) expense, net	(159)	(358)	(199)	(55.6)	(0.1)	(0.1)

Income before income taxes	16,373	9,277	7,096	76.5	6.0	3.6
Income taxes	4,934	2,910	(2,024)	(69.6)	1.8	1.1

Net income	$11,439	$6,367	$5,072	79.7%	4.2%	2.5%

Net Revenue. Our backlog decreased $8.1 million to $154.2 million at December 31, 2002, on $265.8 million in net orders in 2002 compared to $242.1 million in 2001.

Net revenue decreased in the Electronics Group due to lower revenue from manufacturing services and other outsourced services. Manufacturing services decreased $14.7 million due to lower aerospace & defense shipments during 2002 and the completion of a commercial contract in the fourth quarter of 2001. Net revenue from other outsourced services decreased $5.4 million in 2002 due to a 16% decline in revenue for test & measurement services. Weak economic conditions and a slowdown in the telecommunications, semiconductor, and commercial avionics markets negatively affected demand for test & measurement services from our customers. Net revenue from product sales decreased $0.6 million in 2002 due to reduced sales quantities for magnetics products. Backlog for our Electronics Group decreased $3.1 million to $115.4 million at December 31, 2002, on $183.8 million in net orders in 2002 compared to $183.5 million in 2001.

Net revenue in the Industrial Group increased $39.6 million in 2002 due to the full year effect of the May 2001 contract with Dana and the addition of a contract with Visteon. The contract with Dana for fully machined, medium and heavy-duty truck axle shafts and other drive train components, generated outsourced services revenue totaling $38.1 million in 2002, as compared to $16.5 million in 2001. Under the contract with Visteon we began supplying light axle shafts for pickup trucks and sport utility vehicles during the first quarter of 2002. Backlog for our Industrial Group decreased $5.0 million to $38.8 million at December 31, 2002, on $82.0 million in net orders in

2002 compared to $58.6 million in 2001. Net orders in 2002 increased primarily due to the contracts with Dana and Visteon.

Gross Profit. Gross profit was higher for our Electronics Group driven by higher gross margin as compared to 2001. Gross margin increased due to cost reductions, improved manufacturing efficiencies and a more favorable revenue mix in 2002 as compared to 2001. Most of the gross margin improvement was offset in gross profit by lower revenue.

Gross profit for our Industrial Group increased due to revenue growth from contracts with Dana and Visteon. While gross margin improved in 2002 compared to 2001, we believe start-up costs and manufacturing inefficiencies related to our initial production under the Visteon contract limited the gross profit contribution from this business.

Selling, General and Administrative. Selling, general and administrative expense increased in 2002 due to the additional management and administrative infrastructure to support the growth in our Industrial Group, partially offset by reduced selling expenses in our Electronics Group. During the fourth quarter of 2002, selling, general and administrative expense was 8.8% of net revenue, primarily due to a reduction in our incentive bonus expense based on performance measures defined in our incentive plans.

Research and Development. The increase in research and development costs is driven by development of a new data system product line within our Electronics Group.

Amortization of Intangible Assets. In 2002, we amortized intangible assets other than goodwill and indefinite-lived intangible assets. We recognized substantially less amortization expense in 2002 because amortization of goodwill and indefinite-lived intangible assets ceased when we adopted SFAS No. 142 effective January 1, 2002.

Interest Expense, Net. Interest expense decreased in 2002 due to the repayment of debt and a lower weighted average interest rate. We used proceeds from our stock offering during March and April 2002 to repay $52.5 million of our outstanding debt, reducing our weighted average debt outstanding to $49.8 million during 2002 from $74.5 million during 2001. The weighted average interest rate decreased to 5.8% in 2002 from 7.4% in 2001. There was no capitalized interest for 2002 as compared to $1.8 million for 2001.

Income Taxes. Our effective income tax rate decreased to 30.1% in 2002 from 31.4% for 2001. The lower effective tax rate was due to a reduction in the valuation allowance on deferred tax assets totaling $0.7 million in 2002 compared to $0.3 million in 2001.

Quarterly Results

The following table presents our unaudited condensed consolidated statements of income data for each of the eight quarters in the period ended December 31, 2003. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period.

	2003				2002
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:
Electronics Group	$35,689	$45,544	$46,468	$53,032	$44,076	$49,297	$46,341	$46,848
Industrial Group	23,226	25,077	22,430	25,139	18,457	24,212	24,416	19,830

Total	58,915	70,621	68,898	78,171	62,533	73,509	70,757	66,678
Cost of sales:
Electronics Group	28,390	35,821	38,304	41,952	35,388	40,280	36,111	36,987
Industrial Group	20,574	21,759	21,025	22,768	16,016	20,347	20,672	18,155

Total	48,964	57,580	59,329	64,720	51,404	60,627	56,783	55,142
Gross profit:
Electronics Group	7,299	9,723	8,164	11,080	8,688	9,017	10,230	9,861
Industrial Group	2,652	3,318	1,405	2,371	2,441	3,865	3,744	1,675

Total	9,951	13,041	9,569	13,451	11,129	12,882	13,974	11,536
Selling, general and administrative	6,149	7,036	6,925	6,601	6,514	7,188	7,522	5,890
Research and development	1,022	1,066	1,030	1,048	831	932	773	818
Amortization of intangible assets	21	21	67	85	51	3	21	22

Operating income	2,759	4,918	1,547	5,717	3,733	4,759	5,658	4,806
Interest expense, net	486	547	384	276	1,082	660	470	530
Other expense (income), net	67	85	65	13	(29)	(31)	(9)	(90)

Income before income taxes	2,206	4,286	1,098	5,428	2,680	4,130	5,197	4,366
Income taxes	827	1,607	412	2,037	855	1,325	1,663	1,091

Net income	$1,379	$2,679	$686	$3,391	$1,825	$2,805	$3,534	$3,275

Earnings per common share:
Basic	$0.10	$0.19	$0.05	$0.24	$0.18	$0.20	$0.25	$0.23

Diluted	$0.10	$0.19	$0.05	$0.23	$0.17	$0.19	$0.24	$0.23

Shares used in computing earnings per common share:
Basic	14,184	14,213	14,241	14,267	10,169	13,971	14,121	14,151
Diluted	14,407	14,430	14,799	14,868	10,742	14,696	14,621	14,478

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities increased $13.7 million to $27.3 million in 2003. We made contributions to pension plans totaling $7.5 million in 2002, which included a voluntary contribution totaling $5.7 million, compared to contributions totaling less than $1.0 million in each of 2003 and 2001. Increases in our working capital resulted in a decrease in net cash flow totaling $1.0 million, $6.8 million and $8.1 million in 2003, 2002 and 2001, respectively.

Net cash used in investing activities increased $25.6 million to $45.8 million in 2003 driven by net assets acquired totaling $21.8 million in connection with the Dana Morganton transaction and capital expenditures for our Electronics Group and Industrial Group totaling $10.6 million and $11.8 million, respectively. Capital expenditures for our Electronics Group were principally comprised of manufacturing, assembly and test equipment. Our Industrial Group’s capital expenditures included forging, machining, and centralized tooling equipment in support of our truck components & assemblies operations. Capital expenditures for the Industrial Group in 2002 and 2001 totaled $12.0 million and $19.5 million, respectively, which included new forging and machining equipment to increase and expand the range of production capabilities. In 2001, the Industrial Group acquired certain assets of Dana’s Marion, Ohio facility for $11.5 million, and received $5.4 million in proceeds from sale and leaseback transactions for certain machinery and equipment. Capital expenditures for the Electronics Group in 2002 and 2001 totaled $7.5 million and $7.9 million, respectively. We also received $1.4 million in 2001 for the sale of certain assets by our Electronics Group.

Net cash provided by financing activities increased $12.4 million to $18.2 million in 2003 due to borrowings in connection with assets acquired for the Dana Morganton transaction, partially offset by $1.7 million in dividends paid. In 2002, we received net proceeds totaling $55.7 million from our public stock offering that was used primarily to reduce debt. In 2001, we borrowed $22.5 million, primarily to fund capital expenditures and the acquisition of certain assets from Dana.

We had total availability for borrowings and letters of credit under the revolving credit facility of $68.8 million at December 31, 2003, which, when combined with our unrestricted cash balance of $12.0 million, provides for total cash and borrowing capacity of $80.8 million. Maximum borrowings on the revolving credit facility are $125.0 million, subject to a $15.0 million limit for letters of credit. The credit agreement includes an option to increase the amount of available credit to $150.0 million from $125.0 million, subject to the lead bank’s approval. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group.

Our principal commitments at December 31, 2003 consisted of repayments of borrowings under the credit agreement and obligations under operating leases for certain of our real property and equipment. We also had purchase commitments totaling approximately $3.9 million at December 31, 2003, primarily for manufacturing equipment. The following table provides information about the payment dates of our contractual obligations at December 31, 2003, excluding current liabilities except for the current portion of long-term debt (amounts in thousands):

	2004	2005	2006	2007	2008	2009 & Thereafter
Revolving credit facility	$3,200	$—	$—	$—	$53,000	$—
Operating leases	6,428	6,489	5,963	5,590	4,489	2,947

Total	$9,628	$6,489	$5,963	$5,590	$57,489	$2,947

We believe that, without taking into account the proceeds from this offering, sufficient resources will be available to satisfy our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our rate of growth. If we make significant acquisitions or if working capital and capital expenditure requirements exceed expected levels during the next twelve months or in subsequent periods, we may require additional external sources of capital. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financings or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be adversely affected.

Recent Accounting Pronouncements

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and 138. SFAS No. 133, and its subsequent amendments, requires us to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value must be recognized currently in earnings. In 2001, we entered into interest rate swap agreements, which were deemed to be effective hedges in accordance with SFAS No. 133. These swap agreements expired in July 2003.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 also specifies criteria for the recognition of identifiable intangible assets separately from goodwill. We applied the provisions of SFAS No. 141 to all business combinations subsequent to the effective date.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. We adopted the Interpretation in the fourth quarter 2003 and such adoption did not affect our financial statements.

Forward Looking Statements

This annual report contains forward-looking statements including statements concerning the future of our industries, product development, business strategy, the possibility of future acquisitions, continued acceptance and growth of our products and dependence upon significant customers. These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or include other forward-looking information. You should not place undue reliance on these forward-looking statements.

Important factors could cause performance to differ materially from projected results contained in, or based upon, these statements, including: the discovery of, or failure to discover, material issues during due diligence; the failure to agree on the final terms of definitive agreements, long-term supply agreements, collective bargaining agreements, or related agreements or any party’s breach of, or refusal to close the transactions reflected in, those agreements; the ability to successfully manage growth or contraction in the economy, or the commercial vehicle or electronics markets; access to capital on favorable terms as needed for operations or growth; the ability to achieve expected annual savings and synergies from past and future business combinations; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; program changes, delays, or cancellations by the government or other customers; concentrated reliance on major customers or suppliers; cost and yield issues associated with the Company’s manufacturing facilities; revisions in estimated costs related to major contracts; labor relations; risks inherent in operating abroad, including foreign currency exchange rates; performance of our pension fund portfolios; changes in applicable law or in the Company’s regulatory authorizations, security clearances, or other legal rights to conduct its business, deal with its work force or export goods and services; adverse regulatory actions, or other governmental sanctions; risks of litigation, including litigation with respect to environmental or asbestos-related matters, customer or supplier claims, or stockholders; the effects (including possible increases in the cost of doing business) resulting from future war and terrorists activities or political uncertainties; natural disasters, casualties, utility disruptions, or the failure to anticipate unknown risks and uncertainties present in the Company’s businesses; dependence on current management; as well as other factors included in the Company’s periodic reports filed with the Securities and Exchange Commission.

In this annual report, we rely on and refer to information and statistics regarding the markets in which we compete. We obtained this information and these statistics from various third party sources and publications that are not produced for the purposes of securities offerings or economic analysis. We have not independently verified the data and cannot assure you of the accuracy of the data we have included.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.0% at December 31, 2003) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense approximating $0.6 million on an annualized basis, based upon our debt outstanding at December 31, 2003. Fluctuations in foreign currency exchange rates have historically had little impact on us because the vast majority of our transactions are denominated in U.S. dollars. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the foreseeable future.

Item 8.	Financial Statements and Supplementary Data

SYPRIS SOLUTIONS, INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

January 30, 2004

SYPRIS SOLUTIONS, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except for per share data)

	Years ended December 31,
	2003	2002	2001
Net revenue:
Outsourced services	$230,632	$229,629	$209,874
Products	45,973	43,848	44,766

Total net revenue	276,605	273,477	254,640
Cost of sales:
Outsourced services	203,080	195,576	181,818
Products	27,513	28,380	29,275

Total cost of sales	230,593	223,956	211,093

Gross profit	46,012	49,521	43,547
Selling, general and administrative	26,711	27,114	26,134
Research and development	4,166	3,354	3,054
Amortization of intangible assets	194	97	1,329

Operating income	14,941	18,956	13,030
Interest expense, net	1,693	2,742	4,111
Other expense (income), net	230	(159)	(358)

Income before income taxes	13,018	16,373	9,277
Income tax expense	4,883	4,934	2,910

Net income	$8,135	$11,439	$6,367

Earnings per common share:
Basic	$0.57	$0.87	$0.65
Diluted	$0.56	$0.84	$0.63
Shares used in computing earnings per common share:
Basic	14,237	13,117	9,828
Diluted	14,653	13,664	10,028

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$12,019	$12,403
Accounts receivable, net	45,484	37,951
Inventory, net	61,932	64,443
Other current assets	11,370	9,187

Total current assets	130,805	123,984
Property, plant and equipment, net	106,683	75,305
Goodwill	14,277	14,277
Other assets	11,730	10,039

	$263,495	223,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,598	$23,356
Accrued liabilities	17,491	16,035
Current portion of long-term debt	3,200	7,000

Total current liabilities	50,289	46,391
Long-term debt	53,000	30,000
Other liabilities	15,425	10,179

Total liabilities	118,714	86,570
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 981,600 shares authorized; no shares issued	—	—
Series A preferred stock, par value $.01 per share, 18,400 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share, 30,000,000 shares authorized; 14,283,323 and 14,158,077 shares issued and outstanding in 2003 and 2002, respectively	143	142
Additional paid-in capital	83,541	82,575
Retained earnings	63,443	57,017
Accumulated other comprehensive income (loss)	(2,346)	(2,699)

Total stockholders’ equity	144,781	137,035

	$263,495	$223,605

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$8,135	$11,439	$6,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,831	11,386	9,856
Deferred income taxes	6,009	3,684	479
Provision for excess and obsolete inventory	832	727	432
Provision for doubtful accounts	191	231	122
Other noncash charges	846	339	59
Contributions to pension plans	(586)	(7,451)	(754)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,724)	1,576	(8,474)
Inventory	6,219	(4,559)	(3,519)
Other current assets	(2,427)	(863)	(416)
Accounts payable	3,154	(1,010)	3,648
Accrued and other liabilities	(205)	(1,898)	671

Net cash provided by operating activities	27,275	13,601	8,471
Cash flows from investing activities:
Capital expenditures	(22,521)	(19,747)	(27,623)
Proceeds from sale of assets	175	211	6,816
Purchase of net assets of acquired entities	(23,300)	—	(11,486)
Changes in nonoperating assets and liabilities	(171)	(662)	(650)

Net cash used in investing activities	(45,817)	(20,198)	(32,943)
Cash flows from financing activities:
Net increase (decrease) in debt under revolving credit agreements	19,200	(50,500)	22,500
Cash dividends paid	(1,709)	(424)	—
Proceeds from issuance of common stock	667	56,692	530

Net cash provided by financing activities	18,158	5,768	23,030

Net decrease in cash and cash equivalents	(384)	(829)	(1,442)
Cash and cash equivalents at beginning of year	12,403	13,232	14,674

Cash and cash equivalents at end of year	$12,019	$12,403	$13,232

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January1, 2001	9,709,669	$97	$24,401	$40,060	$(353)	$64,205
Net income	—	—	—	6,367	—	6,367
Adjustment in minimum pension liability, net of tax of $828	—	—	—	—	(1,124)	(1,124)
Change in fair value of interest rate swap agreements, net of tax of $309	—	—	—	—	(419)	(419)

Comprehensive income (loss)	—	—	—	6,367	(1,543)	4,824
Issuance of shares under Employee Stock Purchase Plan	52,206	1	256	—	—	257
Exercise of stock options	136,800	1	566	—	—	567
Stock option tax benefit	—	—	267	—	—	267

Balance at December 31, 2001	9,898,675	99	25,490	46,427	(1,896)	70,120
Net income	—	—	—	11,439	—	11,439
Adjustment in minimum pension liability, net of tax of $582	—	—	—	—	(873)	(873)
Change in fair value of interest rate swap agreements, net of tax of $99	—	—	—	—	70	70

Comprehensive income (loss)	—	—	—	11,439	(803)	10,636
Cash dividends, $0.06 per common share	—	—	—	(849)	—	(849)
Issuance of common shares	4,100,000	41	55,615	—	—	55,656
Issuance of shares under Employee Stock Purchase Plan	37,695	1	335	—	—	336
Exercise of stock options	123,983	1	758	—	—	759
Stock option tax benefit	—	—	377	—	—	377
Retire unvested restricted shares	(2,276)	—	—	—	—	—

Balance at December 31, 2002	14,158,077	142	82,575	57,017	(2,699)	137,035
Net income	—	—	—	8,135	—	8,135
Adjustment in minimum pension liability, net of tax of $2	—	—	—	—	4	4
Change in fair value of interest rate swap agreements, net of tax of $210	—	—	—	—	349	349

Comprehensive income	—	—	—	8,135	353	8,488
Cash dividends, $0.12 per common share	—	—	—	(1,709)	—	(1,709)
Issuance of shares under Employee Stock Purchase Plan	38,160	—	353	—	—	353
Exercise of stock options	87,086	1	456	—	—	457
Stock option tax benefit	—	—	157	—	—	157

Balance at December 31, 2003	14,283,323	$143	$83,541	$63,443	$(2,346)	$144,781

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(1)	Organization and Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, testing, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for aerospace & defense electronics, truck components & assemblies, and for users of test & measurement equipment.

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

Inventory

Contract inventory is stated at actual production costs, reduced by the cost of units for which revenue has been recognized. Gross contract inventory is considered work in process. Progress payments under long-term contracts are specified in the contracts as a percentage of cost and are liquidated as contract items are completed and shipped. Other inventory is stated at the lower of cost or market. The first-in, first-out method was used for determining the cost of inventory excluding contract inventory and certain other inventory, which was determined using the last-in, first-out method (“LIFO”) (see Note 4). The Company’s reserve for excess and obsolete inventory is primarily based upon forecasted demand for its product sales, and any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Interest cost is capitalized for qualifying assets during the period in which the asset is being installed and prepared for its intended use. Capitalized interest cost is amortized on the same basis as the related depreciation.

Goodwill

Beginning in 2002 with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but instead tested at least annually for impairment. Prior to 2002, goodwill was amortized using the straight-line method over its estimated period of benefit of 15 years (see “Adoption of Recently Issued Accounting Standards” below). Goodwill is reported net of accumulated amortization of approximately $4,146,000 at December 31, 2003 and 2002.

Long-lived Assets

The Company evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company’s management to believe that the cost of one of its assets may be impaired, the Company will write down that carrying amount to fair value to the extent necessary.

Revenue Recognition

A portion of the Company’s business is conducted under long-term, fixed-price contracts with aerospace & defense companies and agencies of the U.S. Government. Contract revenue is recognized using the percentage of completion method, generally using units-of-delivery as the basis to measure progress toward completing the contract. The costs attributed to contract revenue are based upon the estimated average costs of all units to be shipped. The cumulative average costs of units shipped to date are adjusted through current operations as estimates of future costs to complete change (see “Contract Accounting” below). Revenue under certain other long-term fixed price contracts is recorded using achievement of performance milestones or cost-to-cost as the basis to measure progress toward completing the contract. Amounts representing contract change orders or claims are included in revenue when such costs are reliably estimated and realization is probable.

Revenue recognized under the percentage of completion method of accounting totaled approximately $111,341,000, $120,424,000 and $134,478,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, approximately 88% of such amount was accounted for based on units of delivery and approximately 12% was accounted for based on milestones or cost-to-cost. In 2002 and 2001, substantially all such amounts were accounted for under the units-of-delivery method. All other revenue is recognized as product is shipped and title passes, or when services are rendered.

Contract Accounting

For long-term contracts, the Company capitalizes in inventory direct material, direct labor and factory overhead as incurred. Selling costs are expensed as incurred. Costs to complete long-term contracts are estimated on a monthly basis. Estimated margins at completion are applied to cumulative contract revenue to arrive at costs charged to operations.

Accounting for long-term contracts under the percentage of completion method involves substantial estimation processes, including determining the estimated cost to complete a contract. As contracts may require performance over several accounting periods, formal detailed cost-to-complete estimates are performed and updated monthly via performance reports. Management’s estimates of costs-to-complete change due to internal and external factors, such as labor rate and efficiency variances, revised estimates of warranty costs, estimated future material prices and customer specification and testing requirement changes. Changes in estimated costs are reflected in gross profit in the period in which they are known. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The accrued liability for warranty costs is included in the caption “Accrued liabilities” in the accompanying consolidated balance sheets.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of various departments or agencies of the U.S. Government, aerospace & defense companies under contract with the U.S. Government and a number of customers in diverse industries across geographic areas, primarily in North America. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 43% of accounts receivable outstanding at December 31, 2003 are due from the Company’s four largest customers.

The Company recognized revenue from contracts with the U.S. Government and its agencies of approximately $49,143,000, $44,185,000 and $40,046,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s largest customers for the year ended December 31, 2003 were Dana Corporation and Raytheon Company, which represented approximately 15% and 14%, respectively, of the Company’s total net revenue. The Company’s largest customers for the year ended December 31, 2002 were Raytheon Company and Dana Corporation, which represented approximately 19% and 14%, respectively, of the Company’s total net revenue. The Company’s largest customers for the year ended December 31, 2001 were Raytheon Company and Honeywell International, Inc., which represented approximately 21% and 11%, respectively, of the Company’s total net revenue. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2003, 2002 or 2001.

Stock Based Compensation

Stock options are granted under various stock compensation programs to employees and independent directors (see Note 11). The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	Years ended December 31,
	2003	2002	2001
	(in thousands, except for per share data)
Net income	$8,135	$11,439	$6,367
Pro forma stock-based compensation expense, net of tax	1,624	1,591	1,390

Pro forma net income	$6,511	$9,848	$4,977

Pro forma earnings per common share:
Basic	$0.46	$0.75	$0.51
Diluted	$0.44	$0.72	$0.50

Derivative Financial Instruments

In 2001, the Company entered into interest rate swap agreements, which were deemed to be effective hedges in accordance with SFAS No. 133, “Accounting of Derivative Instruments and Hedging Activities” (see Note 7). All

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

derivatives on the consolidated balance sheets are reported at fair value and changes in the fair value, net of income tax, were recognized in other comprehensive income (loss) on the consolidated statements of stockholders’ equity.

Adoption of Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 also specifies criteria for the recognition of identifiable intangible assets separately from goodwill. The Company applied the provisions of SFAS No. 141 to all business combinations subsequent to the effective date (see Note 2).

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

The nonamortization of goodwill has increased the Company’s net income and earnings per share beginning in 2002. Following are pro forma results assuming goodwill had not been amortized prior to January 1, 2002 (in thousands, except for per share data):

	Years ended December 31,
	2003	2002	2001
Reported net income	$8,135	$11,439	$6,367
Adjustment for amortization of goodwill, net of tax	—	—	782

Adjusted net income	$8,135	$11,439	$7,149

Basic earnings per common share as reported	$0.57	$0.87	$0.65
Adjustment for amortization of goodwill, net of tax	—	—	0.08

Adjusted basic earnings per common share	$0.57	$0.87	$0.73

Diluted earnings per common share as reported	$0.56	$0.84	$0.63
Adjustment for amortization of goodwill, net of tax	—	—	0.08

Adjusted diluted earnings per common share	$0.56	$0.84	$0.71

There has been no change to the carrying value of the Company’s goodwill since January 1, 2002. Goodwill, net of accumulated amortization, at December 31, 2003 for the Electronics Group and the Industrial Group was approximately $13,837,000 and $440,000, respectively. The Company’s other intangible assets subject to amortization and the related amortization expense are not material to the Company’s consolidated financial position or results of operations, respectively.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company adopted the Interpretation in the fourth quarter 2003 and such adoption did not effect the financial statements.

(2)	Acquisitions

On May 31, 2001, the Company acquired from Dana Corporation certain assets and liabilities of the Marion Forge plant. The business produces fully machined, medium and heavy-duty truck axle shafts and other drive train components for integration into subassemblies and is included with Sypris Technologies in the Industrial Group. The transaction was accounted for as a purchase, in which the purchase price of $11,486,000 was allocated

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

based on the fair values of the assets and liabilities acquired. The purchase price was allocated primarily to property, plant and equipment. The results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date. The acquisition was financed by the Company’s Credit Agreement (see Note 7).

On December 31, 2003, the Company acquired from Dana Corporation certain assets and liabilities of a plant that will expand Sypris Technologies’ manufacturing capabilities in certain light, medium and heavy-duty truck steer axles and other drive train components. The transaction was accounted for as a purchase, in which the purchase price of $22,297,000 was allocated based on the fair values of the assets and liabilities acquired. The results of operations of the acquired business will be included in the consolidated financial statements beginning January 1, 2004. The acquisition was financed by the Company’s Credit Agreement (see Note 7). The Company paid Dana $21,780,000 on the closing date and $517,000 in January 2004. Following are the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, which are subject to refinement (in thousands):

Current assets	$4,540
Property, plant and equipment	17,746
Other assets	1,727

Total assets acquired	24,013
Current liabilities assumed	(1,716)

Net assets acquired	$22,297

Other assets represents the estimated fair value of an eight-year supply agreement with Dana Corporation that the Company will amortize on a straight-line basis over the life of the contract.

(3)	Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2003	2002
	(in thousands)
Commercial	$39,978	$34,108
U.S. Government	6,100	4,366

	46,078	38,474
Allowance for doubtful accounts	(594)	(523)

	$45,484	$37,951

Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 2003 and 2002, of $4,508,000 and $2,930,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(4)	Inventory

Inventory consists of the following:

	December 31,
	2003	2002
	(in thousands)
Raw materials	$22,394	$18,493
Work in process	15,854	14,769
Finished goods	3,052	4,588
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	36,569	34,778
Progress payments related to long-term contracts and programs	(9,851)	(2,737)
LIFO reserve	(940)	(1,007)
Reserve for excess and obsolete inventory	(5,146)	(4,441)

	$61,932	$64,443

The preceding amounts include inventory valued under the LIFO method that totaled approximately $11,476,000 and $12,663,000 at December 31, 2003 and 2002, respectively.

(5)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2003	2002
	(in thousands)
Land and land improvements	$2,173	$1,736
Buildings and building improvements	23,420	19,132
Machinery, equipment, furniture and fixtures	148,733	119,740
Construction in progress	15,539	6,201

	189,865	146,809
Accumulated depreciation	(83,182)	(71,504)

	$106,683	$75,305

Depreciation expense totaled approximately $12,637,000, $11,280,000 and $8,468,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Approximately $3,488,000 and $494,000 was included in accounts payable for capital expenditures at December 31, 2003 and 2002, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(6)	Accrued Liabilities

Accrued liabilities consists of the following:

	December 31,
	2003	2002
	(in thousands)
Employee benefit plan accruals	$5,219	$4,585
Salaries, wages and incentives	1,708	3,735
Other	10,564	7,715

	$17,491	$16,035

Included in other accrued liabilities are employee payroll deductions, advance payments, accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities.

(7)	Long-Term Debt

The Company has a credit agreement with a syndicate of banks (the “Credit Agreement”) that was entered into in October 1999 and amended most recently in October 2003. The Credit Agreement provides for a revolving credit facility with an aggregate commitment of $125,000,000 through October 2008. We had total availability for borrowings and letters of credit under the revolving credit facility of $68,800,000 at December 31, 2003, which, when combined with our unrestricted cash balance of $12,019,000, provides for total cash and borrowing capacity of $80,819,000. The credit agreement includes an option to increase the amount of available credit to $150,000,000, subject to the lead bank’s approval. Current maturities of long-term debt at December 31, 2003 and 2002 represent amounts due under a short-term borrowing arrangement included in the Credit Agreement. Standby letters of credit up to a maximum of $15,000,000 may be issued under the Credit Agreement, and no significant amounts were outstanding at December 31, 2003 and 2002.

Under the terms of the Credit Agreement, interest rates are determined at the time of borrowing and are based on the London Interbank Offered Rate plus a margin of 1.0% to 2.0%; or the greater of the prime rate or the federal funds rate plus 0.5%, plus a margin up to 0.75%. The Company also pays a fee of 0.20% to 0.25% on the unused portion of the aggregate commitment. The margins applied to the respective interest rates and the commitment fee are adjusted quarterly and are based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The weighted average interest rate for outstanding borrowings at December 31, 2003 was 2.7%. The weighted average interest rates for borrowings during the years ended December 31, 2003, 2002 and 2001 were 5.4%, 5.8% and 7.4%, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charge coverage and leverage ratios and minimum levels of net worth. As of December 31, 2003, the Company was in compliance with all covenants.

On July 26, 2001, the Company entered into interest rate swap agreements with three banks that effectively converted a portion of its floating rate debt to a fixed rate basis for a period of two years, thus reducing the impact of interest rate changes on interest expense. The swap agreements, which expired on July 25, 2003, had a combined notional amount of $30,000,000 whereby the Company paid a fixed rate of interest of 4.52% and received a variable 30-day LIBOR rate. The differential paid or received was accrued as interest rates changed and was recognized as an adjustment to interest expense in the consolidated income statements. The aggregate fair market value of all interest rate swap agreements was approximately $559,000 at December 31, 2002, which was included in accrued liabilities on the consolidated balance sheet.

Interest incurred, net of amounts capitalized, during the years ended December 31, 2003, 2002 and 2001 totaled approximately $1,729,000, $2,923,000 and $4,021,000, respectively. The Company had no capitalized

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

interest in 2003 or 2002. Capitalized interest for the year ended December 31, 2001 was $1,763,000. Interest paid during the years ended December 31, 2003, 2002 and 2001 totaled approximately $1,328,000, $2,763,000 and $5,623,000, respectively.

(8)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2003 and 2002 under the Credit Agreement approximates fair value because borrowings are for terms less than six months and have rates that reflect currently available terms and conditions for similar debt.

(9)	Employee Benefit Plans

The Company sponsors noncontributory defined benefit pension plans (the “Pension Plans”) covering certain employees of Sypris Technologies. The Pension Plans covering salaried and management employees provide pension benefits that are based on the employees’ highest five-year average compensation within ten years before retirement. The Pension Plans covering hourly employees and union members generally provide benefits at stated amounts for each year of service. The Company’s funding policy is to make the minimum annual contributions required by the applicable regulations; however, the Company made a voluntary contribution to the Pension Plans totaling $5,660,000 in 2002. The Pension Plans’ assets are primarily invested in equity securities and fixed income securities.

The following table details the components of pension expense:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Service cost	$137	$172	358
Interest cost on projected benefit obligation	2,265	2,306	1,939
Net amortizations and deferrals	611	339	247
Expected return on plan assets	(2,430)	(2,329)	(1,961)

	$583	$488	$583

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans:

	December 31,
	2003	2002
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$35,237	$31,983
Service cost	137	172
Interest cost	2,265	2,306
Actuarial loss	1,450	2,394
Benefits paid	(1,765)	(1,618)

Benefit obligation at end of year	$37,324	$35,237

Change in plan assets:
Fair value of plan assets at beginning of year	$29,480	$24,789
Actual return on plan assets	3,958	(1,142)
Company contributions	586	7,451
Benefits paid	(1,765)	(1,618)

Fair value of plan assets at end of year	$32,259	$29,480

Funded status of the plans:
Benefit obligation at end of year	$37,324	$35,237
Fair value of plan assets at end of year	32,259	29,480

Funded status of plan (underfunded)	(5,065)	(5,757)
Unrecognized actuarial loss	7,714	8,074
Unrecognized prior service cost	365	694

Net asset recognized	$3,014	$3,011

Balance sheet assets (liabilities):
Prepaid benefit cost	$4,685	$4,876
Intangible asset	—	36
Accrued benefit liability	(5,425)	(5,661)
Accumulated other comprehensive loss	3,754	3,760

Net amount recognized	$3,014	$3,011

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$22,304	$20,622
Accumulated benefit obligation	$22,100	$20,284
Fair value of plan assets	$16,677	$14,627
Projected benefit obligation and net periodic pension cost assumptions:
Discount rate	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%
Expected long-term rate of return on plan assets	8.25%	8.50%
Weighted average asset allocation:
Equity securities	63%	38%
Debt securities	37	62

Total	100%	100%

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company uses November 30 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2004 range from $1,500,000 to $2,000,000. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2003 and 2002 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 55-65% and fixed income securities ranging 35-45% of total investments.

The Company sponsors a defined contribution plan (the “Defined Contribution Plan”) for substantially all employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions and provides discretionary contributions. Contributions to the Defined Contribution Plan in 2003, 2002 and 2001 totaled approximately $2,737,000, $2,267,000 and $1,933,000, respectively.

The Company has self-insured medical plans (the “Medical Plans”) covering substantially all employees. The number of employees participating in the Medical Plans was approximately 1,325, 1,300 and 1,350 at December 31, 2003, 2002 and 2001, respectively. The Medical Plans limit the Company’s annual obligations to fund claims to specified amounts per participant and in the aggregate. The Company is adequately insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2003, 2002 and 2001, the Company charged approximately $7,223,000, $6,677,000 and $5,890,000, respectively, to operations related to reinsurance premiums, medical claims incurred and estimated, and administrative costs for the Medical Plans. Claims paid during 2003, 2002 and 2001 did not exceed the aggregate limits.

(10)	Commitments and Contingencies

The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003 are as follows (in thousands):

2004	6,428
2005	6,489
2006	5,963
2007	5,590
2008	4,489
2009 and thereafter	2,947

$31,906

Rent expense for the years ended December 31, 2003, 2002 and 2001 totaled approximately $7,485,000, $7,387,000 and $5,550,000, respectively.

The Company entered into agreements for the sale and leaseback of certain specific manufacturing and testing equipment during 2001. The terms of the operating leases range from five to nine years and the Company has the option to purchase the equipment at the expiration of the respective lease term at a fixed price based upon the equipment’s estimated residual value. Lease payments on these operating leases are guaranteed by the Company. Proceeds from the sale and leaseback transactions during 2001 were approximately $5,420,000 and the transactions resulted in a deferred loss of approximately $787,000. Deferred losses on sales and leaseback transactions are amortized on a straight-line basis over the term of the respective leases. Cumulative deferred losses, including deferred losses incurred prior to 2001, net of amortization, was approximately $835,000 and $1,039,000 as of December 31, 2003 and 2002, respectively. Future minimum annual lease commitments related to these leases are included in the above schedule.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2003, the Company had outstanding purchase commitments of approximately $3,904,000, primarily for the acquisition of manufacturing equipment.

The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(11)	Stock Option and Purchase Plans

The Company has certain stock compensation plans under which options to purchase common stock may be granted to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Options are exercisable in whole or in part up to two years after the date of grant and ending ten years after the date of grant. The following table summarizes option activity for the three years ended December 31, 2003:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Balance at January 1, 2001	1,553,737	$1.72 - 31.00	$7.79
Granted	632,819	3.88 - 13.27	6.15
Exercised	(164,616)	1.72 - 8.75	3.06
Forfeited	(174,980)	6.25 - 11.76	8.21

Balance at December 31, 2001	1,846,960	1.72 - 31.00	7.61
Granted	362,391	9.95 - 19.00	14.32
Exercised	(127,561)	1.72 - 10.50	6.23
Forfeited	(144,425)	6.25 - 16.03	9.39

Balance at December 31, 2002	1,937,365	1.72 - 31.00	8.83
Granted	690,811	6.88 - 16.10	8.78
Exercised	(104,730)	1.72 - 10.50	5.04
Forfeited	(178,061)	3.36 - 16.03	9.17

Balance at December 31, 2003	2,345,385	$3.88 - 31.00	$8.96

The following table summarizes certain weighted average data for options outstanding and currently exercisable at December 31, 2003:

	Outstanding			Exercisable
		Weighted Average		Shares	Weighted Average Exercise Price
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life
$3.88 - $5.00	125,120	$4.63	5.6	102,870	$4.59
$5.12 - $7.00	438,970	6.14	5.2	103,590	6.19
$7.37 - $10.00	1,212,208	8.43	5.7	520,593	8.64
$10.06 - $15.00	466,794	12.19	6.0	79,069	10.87
$15.59 - $20.00	96,805	17.24	7.1	55,805	18.13
$23.00 - $31.00	5,488	27.38	1.3	5,488	27.38

Total	2,345,385	$8.96	5.7	867,415	$8.80

The Company’s stock compensation program also provides for the grant of performance-based stock options to key employees (“Performance Options”). The terms and conditions of the Performance Options grants

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

provide for the determination of the exercise price and the beginning of the vesting period to occur when the fair market value of the Company’s common stock achieves certain targeted price levels. Performance Options to purchase 116,000 shares and 56,000 shares of common stock were granted during 2003 and 2001, respectively. The Company did not grant Performance Options in 2002. Performance Options to purchase 28,000 shares, 49,000 shares and 32,000 shares of common stock were forfeited in 2003, 2002 and 2001, respectively. One targeted price level of the Performance Options was achieved in 2002, resulting in determination of the exercise price and beginning of the vesting period for options to purchase 52,000 shares of common stock. Performance Options for which the targeted price level has not been achieved total 403,000 shares, 315,000 shares and 416,000 shares at December 31, 2003, 2002 and 2001, respectively, and are excluded from disclosures of options outstanding.

The aggregate number of shares of common stock reserved for issuance under the Company’s stock compensation programs as of December 31, 2003 and 2002 was 4,750,000. The aggregate number of shares available for future grant as of December 31, 2003 and 2002 was 1,375,011 and 2,013,261, respectively.

The Company applies APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options is at least equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for options granted by the Company during 2003, 2002 and 2001 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2003	2002	2001
Expected life (years)	7	7	8
Expected volatility	75.0%	74.8%	75.2%
Risk-free interest rates	3.69%	3.83%	4.93%
Expected dividend yield	0.95%	1.09%	—

The weighted average Black-Scholes value of options granted under the stock option plans during 2003, 2002 and 2001 was $5.76, $9.39 and $4.71 per share, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company has a stock purchase plan that provides substantially all employees who have satisfied the eligibility requirements the opportunity to purchase shares of the Company’s common stock on a compensation deduction basis. The purchase price is the lower of 85% of the fair market value of the common stock on the first or last business day of the purchase period. Payroll deductions may not exceed $6,000 for any six-month cycle. The stock purchase plan expires January 31, 2006. At December 31, 2003 and 2002, there were 121,049 shares and 159,209 shares, respectively, available for purchase under the plan. During 2003, 2002 and 2001, a total of 38,160 shares, 37,695 shares and 52,206 shares, respectively, were issued under the plan.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(12)	Stockholders’ Equity

On March 26, 2002, the Company completed a public stock offering of 3,600,000 shares of its common stock and, on April 19, 2002, an additional 500,000 shares were issued through the exercise of an over-allotment option. The shares were sold at $14.50 per share and generated proceeds, after underwriting discounts and expenses, of approximately $55,656,000. Proceeds from the offering were primarily used to repay debt. On May 7, 2002, the Company’s stockholders approved an amendment to increase the Company’s authorized common stock from 20,000,000 shares to 30,000,000 shares.

The Company has a stockholder rights plan, under which each stockholder owns one right for each outstanding share of common stock owned. Each right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $63.00. The rights trade along with, and not separately from, the shares of common stock unless they become exercisable. If any person or group acquires or makes a tender offer for 15% or more of the common stock of the Company (except in transactions approved by the Company’s Board of Directors in advance) the rights become exercisable, and they will separate, become tradable, and entitle stockholders, other than such person or group, to acquire, at the exercise price, preferred stock with a market value equal to twice the exercise price. If the Company is acquired in a merger or other business combination with such person or group, or if 50% of its earning power or assets are sold to such person or group, each right will entitle its holder, other than such person or group, to acquire, at the exercise price, shares of the acquiring company’s common stock with a market value of twice the exercise price. The rights will expire on October 23, 2011, unless redeemed or exchanged earlier by the Company, and will be represented by existing common stock certificates until they become exercisable.

As of December 31, 2003, 18,400 shares of the Company’s preferred stock were designated as Series A Preferred Stock in connection with the adoption of the stockholder rights plan. There are no shares of Series A Preferred Stock currently outstanding. The holders of Series A Preferred Stock will have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company’s dissolution. The shares of Series A Preferred Stock shall not be redeemable. However, the Company may purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

Cumulative losses recorded in other comprehensive income (loss) for adjustments in the minimum pension liability, net of tax, totaled $2,346,000, $2,350,000 and $1,477,000 at December 31, 2003, 2002 and 2001, respectively. Cumulative losses recorded in other comprehensive income (loss) for the aggregate fair market value of all swap agreements, net of tax, totaled $349,000 and $419,000 at December 31, 2002 and 2001, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(13)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

The components of income tax expense (benefit) are as follows:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Current:
Federal	$(847)	$1,184	$2,161
State	(279)	66	270

	(1,126)	1,250	2,431
Deferred:
Federal	4,938	3,427	706
State	1,071	257	(227)

	6,009	3,684	479

	$4,883	$4,934	$2,910

The Company files a consolidated federal income tax return which includes all subsidiaries. Income taxes paid during 2003, 2002 and 2001 totaled approximately $2,250,000, $3,656,000 and $1,962,000, respectively. The Company received approximately $1,760,000, $208,000 and $2,108,000 in federal income tax refunds during 2003, 2002 and 2001, respectively.

At December 31, 2003, the Company had approximately $9,862,000 of state net operating loss carryforwards available to offset future state taxable income. Such carryforwards reflect income tax losses incurred (in thousands) which will expire on December 31 of the following years:

2009	$2,839
2010	560
2011	5,999
2017	464

$9,862

The following is a reconciliation of income tax expense to that computed by applying the federal statutory rate of 34% to income before income taxes:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Federal tax at the statutory rate	$4,426	$5,567	$3,154
State income taxes, net of federal tax benefit	522	646	238
Change in valuation allowance for deferred tax asset	—	(677)	(300)
Research and development tax credit	(146)	(330)	(338)
Other	81	(272)	156

	$4,883	$4,934	$2,910

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred income tax assets and liabilities are as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Compensation and benefit accruals	$747	$1,190
Inventory valuation	1,201	1,042
State net operating loss carryforwards	560	689
Contract provisions	—	572
Accounts receivable allowance	226	199
Interest rate swap agreements	—	210
Other	—	103

	2,734	4,005
Deferred tax liabilities:
Depreciation	(8,652)	(4,115)
Contract provisions	(240)	—
Defined benefit pension plan	(231)	(258)
Other	(200)	—

	(9,323)	(4,373)

Net deferred tax liability	$(6,589)	$(368)

The valuation allowance for deferred tax assets decreased by $677,000 and $300,000 in 2002 and 2001, respectively. Management believes it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of deferred tax assets for federal and state purposes.

(14)	Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

The following table presents information necessary to calculate earnings per common share:

	Years ended December 31,
	2003	2002	2001
	(in thousands, except for per share data)
Shares outstanding:
Weighted average shares outstanding	14,237	13,117	9,828
Effect of dilutive employee stock options	416	547	200

Adjusted weighted average shares outstanding and assumed conversions	14,653	13,664	10,028

Net income applicable to common stock	$8,135	$11,439	$6,367

Earnings per common share:
Basic	$0.57	$0.87	$0.65

Diluted	$0.56	$0.84	$0.63

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(15)	Segment Information

The Company’s operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies, and workforce skills of the segments. The Electronics Group provides a wide range of manufacturing and technical services for a diversified customer base as an outsourced service provider. The Electronics Group also manufactures complex data storage systems, magnetic instruments, current sensors, and other electronic products. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. Revenue derived from outsourced services for the Electronics Group accounted for 52%, 55% and 67% of total net revenue in 2003, 2002 and 2001, respectively. Revenue derived from outsourced services for the Industrial Group accounted for 31%, 29% and 15% of total net revenue in 2003, 2002 and 2001, respectively. There was no intersegment net revenue recognized for all years presented. The following table presents financial information for the reportable segments of the Company:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Net revenue from unaffiliated customers:
Electronics Group	$180,733	$186,562	$207,282
Industrial Group	95,872	86,915	47,358

	$276,605	$273,477	$254,640

Gross profit:
Electronics Group	$36,266	$37,796	$37,385
Industrial Group	9,746	11,725	6,162

	$46,012	$49,521	$43,547

Operating income:
Electronics Group	$12,062	$14,447	$12,903
Industrial Group	6,895	8,210	3,563
General, corporate and other	(4,016)	(3,701)	(3,436)

	$14,941	$18,956	$13,030

Total assets:
Electronics Group	$121,560	$114,305	$121,228
Industrial Group	121,429	90,781	73,820
General, corporate and other	20,506	18,519	16,396

	$263,495	$223,605	$211,444

Depreciation and amortization:
Electronics Group	$7,134	$6,885	$7,951
Industrial Group	5,425	4,224	1,694
General, corporate and other	272	277	211

	$12,831	$11,386	$9,856

Capital expenditures:
Electronics Group	$10,621	$7,518	$7,917
Industrial Group	11,790	12,009	19,547
General, corporate and other	110	220	159

	$22,521	$19,747	$27,623

The Company’s export sales from the U.S. totaled $22,250,000, $25,437,000 and $23,890,000 in 2003, 2002 and 2001, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(16)	Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the consolidated income statements by quarter for the years ended December 31, 2003 and 2002:

	2003				2002
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except for per share data)
Net revenue	$58,915	$70,621	$68,898	$78,171	$62,533	$73,509	$70,757	$66,678
Gross profit	9,951	13,041	9,569	13,451	11,129	12,882	13,974	11,536
Operating income	2,759	4,918	1,547	5,717	3,733	4,759	5,658	4,806
Net income	1,379	2,679	686	3,391	1,825	2,805	3,534	3,275
Earnings per common share:
Basic	$0.10	$0.19	$0.05	$0.24	$0.18	$0.20	$0.25	$0.23
Diluted	$0.10	$0.19	$0.05	$0.23	$0.17	$0.19	$0.24	$0.23
Cash dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$—	$—	$0.03	$0.03

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company – Audit and Finance Committee,” “Election of Directors,” and “Executive Officers,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

The Company has adopted a Code of Business Conduct that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. The Company has made the Code of Business Conduct available on its website at www.sypris.com.

Item 11.	Executive Compensation

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Governance of the Company – Compensation of Directors,” “Governance of the Company – Compensation Committee Interlocks and Insider Participation,” “Governance of the Company – Certain Relationships and Related Transactions,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Option Values on December 31, 2003,” and “Employment Agreements” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference from the sections of the Company’s Proxy Statement titled “Stock Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 13.	Certain Relationships and Related Transactions

The information required herein is incorporated by reference from the sections of the Company’s Proxy Statement titled “Governance of the Company – Certain Relationships and Related Transactions,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section of the Company’s Proxy Statement titled “Relationship with Independent Public Accountants,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

3.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed May 9, 2002 (No. 333-87880)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2002 (No. 333-87880)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999).

4.2	Rights Agreement dated as of October 23, 2001 between the Company and LaSalle Bank National Association, as Rights Agent, including as Exhibit A the Form of Certificate of Designation and as Exhibit B the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 23, 2001 (Commission File No. 000-24020)).

10.1	Purchase and Sale Agreement among Honeywell Inc., Defense Communications Products Corporation (prior name of Group Technologies Corporation) and Group Financial Partners, Inc. dated May 21, 1989 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.2	Purchase and Sale Agreement among Alliant Techsystems Inc., MAC Acquisition I, Inc. and Group Technologies Corporation dated December 31, 1992 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.3	Purchase and Sale Agreement among Philips Electronic North America Corporation and Group Technologies Corporation dated June 25, 1993 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326).

10.4	Stock and Asset Purchase and Sale Agreement among Group Technologies Corporation, Group Technologies Mexican Holding Company, SCI Systems, Inc., SCI Systems de Mexico S.A. de C.V. and SCI Holdings, Inc. dated June 30, 1997 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 15, 1997 (Commission File No. 000-24020)).

Exhibit Number	Description

10.5	Asset Purchase Agreement among Datatape Incorporated, Delta Tango, Inc., Metrum-D, Inc., Impactdata, Inc. and M. Stuart Millar dated November 12, 1997 (incorporated by reference to Exhibit 2.11 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.6	Asset Purchase Agreement dated April 6, 2001 by and between Tube Turns Technologies, Inc. and Dana Corporation as amended by a First Amendment dated May 4, 2001 and as amended by a Second Amendment on May 15, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 filed on July 30, 2001 (Commission File No. 000-24020)).

10.7	Asset Purchase Agreement between Sypris Technologies, Inc. and Dana Corporation dated December 8, 2003.

10.8	1999 Amended and Restated Loan Agreement between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated October 27, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 filed on February 25, 2000 (Commission File No. 000-24020)).

10.8.1	2000A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated November 9, 2000 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.8.2	2001A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated February 15, 2001 (incorporated by reference to Exhibit 10.6.2 to the Company’s Form 10-Q for the quarterly period ended April 1, 2001 filed on April 30, 2001 (Commission File No. 000-24020)).

10.8.3	2002A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated December 21, 2001 (incorporated by reference to Exhibit 10.6.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 filed on January 31, 2002 (Commission File No. 000-24020)).

10.8.4	2002B Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated July 3, 2002 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 filed on July 29, 2002 (Commission File No. 000-24020)).

10.8.5	2003A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated October 16, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2003 filed on October 29, 2003 (Commission File No. 000-24040)).

Exhibit Number	Description

10.9	Lease between John Hancock Mutual Life Insurance Company and Honeywell, Inc. dated April 27, 1979; related Notice of Assignment from John Hancock Mutual Life Insurance Company to Sweetwell Industrial Associates, L.P., dated July 10, 1986; related Assignment and Assumption of Lease between Honeywell, Inc. and Defense Communications Products Corporation (prior name of Group Technologies Corporation) dated May 21, 1989; and related Amendment I to Lease Agreement between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 25, 1991, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.9.1	Agreement related to Fourth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated November 1, 2000, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.10	Lease between Metrum-Datatape, Inc. (assignee of Metrum, Inc.) and Alliant Techsystems, Inc. dated March 29, 1993 and amended July 29, 1993, May 2, 1994, November 14, 1995, December 4, 1996 and February 12, 1998 regarding 4800 East Dry Creek Road Property (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.11	Lease between Sypris Data Systems, Inc. and Via Verde Venture, LLC. dated September 24, 2003 regarding 160 East Via Verde, San Dimas, California.

10.12*	Sypris Solutions, Inc. Stock Option Plan, Restated effective December 17, 1996, dated January 22, 1990 (incorporated by reference to Exhibit 10.22.2 to the Company’s Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997 (Commission File No. 000-24020)).

10.13*	Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87880)).

10.14*	Sypris Solutions, Inc. Share Performance Program For Stock Option Grants dated July 1, 1998 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.15*	Sypris Solutions, Inc. Independent Directors’ Stock Option Plan as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87882)).

10.16*	Sypris Solutions, Inc. Directors Compensation Program As Amended and Restated Effective February 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 30, 2003 filed on April 30, 2003 (Commission File No. 000-24020)).

10.17*	Sypris Solutions, Inc. Executive Bonus Plan, effective as of January 2, 2002, executed on or after April 1, 2002 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 filed on April 29, 2002 (Commission File No. 000-24020)).

10.18*	Sypris Solutions, Inc. Executive Bonus Plan, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 30, 2003 filed on April 30, 2003 (Commission File No. 000-24020)).

10.19*	Employment Agreement by and between Metrum-Datatape, Inc. and G. Darrell Robertson dated February 28, 2000 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.20	Underwriting Agreement dated March 20, 2002 among Sypris Solutions, Inc., Needham & Company, Inc. and A.G. Edwards & Sons, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 filed on April 29, 2002 (Commission File No. 000-24020)).

Exhibit Number	Description

21	Subsidiaries of the Company

23	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K filed or furnished with the Securities and Exchange Commission:

On September 29, 2003, we furnished a Current Report on Form 8-K, attaching a press release dated September 29, 2003, reporting lower earnings forecast for 2003 and providing an initial outlook for 2004.

On October 22, 2003, we furnished a Current Report on Form 8-K, attaching a press release dated October 29, 2003, reporting our third quarter 2003 results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2004.

SYPRIS SOLUTIONS, INC. (Registrant)

/s/ Jeffrey T. Gill

(Jeffrey T. Gill) President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 12, 2004:

/s/ Robert E. Gill (Robert E. Gill)	Chairman of the Board

/s/ Jeffrey T. Gill (Jeffrey T. Gill)	President, Chief Executive Officer and Director

/s/ David D. Johnson (David D. Johnson)	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Anthony C. Allen (Anthony C. Allen)	Vice President of Finance and Information Systems (Principal Accounting Officer)

/s/ Henry F. Frigon (Henry F. Frigon)	Director

/s/ R. Scott Gill (R. Scott Gill)	Director

/s/ William L. Healey (William L. Healey)	Director

/s/ Roger W. Johnson (Roger W. Johnson)	Director

/s/ Sidney R. Petersen (Sidney R. Petersen)	Director

/s/ Robert Sroka (Robert Sroka)	Director

SCHEDULE II

SYPRIS SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2003	$523	$191	$—		$(120	)(1)	$594

Year ended December 31, 2002	$775	$231	$—		$(483	)(1)	$523

Year ended December 31, 2001	$679	$122	$—		$(26	)(1)	$775

Reserve for inactive, obsolete and unsalable inventory:
Year ended December 31, 2003	$4,441	$832	$328		$(455	)(2)	$5,146

Year ended December 31, 2002	$3,921	$727	$—		$(207	)(2)	$4,441

Year ended December 31, 2001	$3,004	$432	$500	(3)	$(15	)(2)	$3,921

(1)	Uncollectible accounts written off.

(2)	Inactive, obsolete and unsalable inventory written off.

(3)	Excess and obsolete reserve assumed in acquisition.