Form 10-K/A
period 2003-12-31
SYPRIS SOLUTIONS INC
filed 2004-03-11
CIK 864240

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

Yes ☒ No ☐

As of June 29, 2003, shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of the registrant’s common stock reported for such date on the Nasdaq National Market), had an aggregate market value of approximately $60,098,718. As of January 31, 2004 the registrant had 14,326,773 shares of common stock outstanding.

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

As of January 31, 2004, there were 1,056 holders of record of our common stock.

On September 22, 2002, our Board of Directors declared an initial quarterly cash dividend of $0.03 per common share outstanding. Cash dividends of $0.03 per common share have been paid quarterly since the initial dividend was declared in 2002. Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2004.

SYPRIS SOLUTIONS, INC. (Registrant)

/s/ Anthony C. Allen

(Anthony C. Allen ) Vice President of Finance and Information Systems

2