Form 10-K/A
period 2003-12-31
SYPRIS SOLUTIONS INC
filed 2004-04-07
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Note: This Amendment No. 2 to Form 10-K is being filed to include Exhibit 31.1, 31.2 and 32 related to the Form 10-K/A filed by Sypris Solutions, Inc. on March 11, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

The financial statements as set forth under Item 8 of this report on Form 10-K are included.

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

3.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed May 9, 2002 (No. 333-87880)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2002 (No. 333-87880)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999).

4.2	Rights Agreement dated as of October 23, 2001 between the Company and LaSalle Bank National Association, as Rights Agent, including as Exhibit A the Form of Certificate of Designation and as Exhibit B the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 23, 2001 (Commission File No. 000-24020)).

10.1	Purchase and Sale Agreement among Honeywell Inc., Defense Communications Products Corporation (prior name of Group Technologies Corporation) and Group Financial Partners, Inc. dated May 21, 1989 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.2	Purchase and Sale Agreement among Alliant Techsystems Inc., MAC Acquisition I, Inc. and Group Technologies Corporation dated December 31, 1992 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.3	Purchase and Sale Agreement among Philips Electronic North America Corporation and Group Technologies Corporation dated June 25, 1993 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326).

10.4	Stock and Asset Purchase and Sale Agreement among Group Technologies Corporation, Group Technologies Mexican Holding Company, SCI Systems, Inc., SCI Systems de Mexico S.A. de C.V. and SCI Holdings, Inc. dated June 30, 1997 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 15, 1997 (Commission File No. 000-24020)).

Exhibit Number	Description

10.5	Asset Purchase Agreement among Datatape Incorporated, Delta Tango, Inc., Metrum-D, Inc., Impactdata, Inc. and M. Stuart Millar dated November 12, 1997 (incorporated by reference to Exhibit 2.11 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.6	Asset Purchase Agreement dated April 6, 2001 by and between Tube Turns Technologies, Inc. and Dana Corporation as amended by a First Amendment dated May 4, 2001 and as amended by a Second Amendment on May 15, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 filed on July 30, 2001 (Commission File No. 000-24020)).

10.7**	Asset Purchase Agreement between Sypris Technologies, Inc. and Dana Corporation dated December 8, 2003.

10.8	1999 Amended and Restated Loan Agreement between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated October 27, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 filed on February 25, 2000 (Commission File No. 000-24020)).

10.8.1	2000A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated November 9, 2000 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.8.2	2001A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated February 15, 2001 (incorporated by reference to Exhibit 10.6.2 to the Company’s Form 10-Q for the quarterly period ended April 1, 2001 filed on April 30, 2001 (Commission File No. 000-24020)).

10.8.3	2002A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated December 21, 2001 (incorporated by reference to Exhibit 10.6.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 filed on January 31, 2002 (Commission File No. 000-24020)).

10.8.4	2002B Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated July 3, 2002 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 filed on July 29, 2002 (Commission File No. 000-24020)).

10.8.5	2003A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated October 16, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2003 filed on October 29, 2003 (Commission File No. 000-24040)).

Exhibit Number	Description

10.9	Lease between John Hancock Mutual Life Insurance Company and Honeywell, Inc. dated April 27, 1979; related Notice of Assignment from John Hancock Mutual Life Insurance Company to Sweetwell Industrial Associates, L.P., dated July 10, 1986; related Assignment and Assumption of Lease between Honeywell, Inc. and Defense Communications Products Corporation (prior name of Group Technologies Corporation) dated May 21, 1989; and related Amendment I to Lease Agreement between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 25, 1991, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.9.1	Agreement related to Fourth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated November 1, 2000, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.10	Lease between Metrum-Datatape, Inc. (assignee of Metrum, Inc.) and Alliant Techsystems, Inc. dated March 29, 1993 and amended July 29, 1993, May 2, 1994, November 14, 1995, December 4, 1996 and February 12, 1998 regarding 4800 East Dry Creek Road Property (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.11**	Lease between Sypris Data Systems, Inc. and Via Verde Venture, LLC. dated September 24, 2003 regarding 160 East Via Verde, San Dimas, California.

10.12*	Sypris Solutions, Inc. Stock Option Plan, Restated effective December 17, 1996, dated January 22, 1990 (incorporated by reference to Exhibit 10.22.2 to the Company’s Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997 (Commission File No. 000-24020)).

10.13*	Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87880)).

10.14*	Sypris Solutions, Inc. Share Performance Program For Stock Option Grants dated July 1, 1998 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.15*	Sypris Solutions, Inc. Independent Directors’ Stock Option Plan as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87882)).

10.16*	Sypris Solutions, Inc. Directors Compensation Program As Amended and Restated Effective February 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 30, 2003 filed on April 30, 2003 (Commission File No. 000-24020)).

10.17*	Sypris Solutions, Inc. Executive Bonus Plan, effective as of January 2, 2002, executed on or after April 1, 2002 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 filed on April 29, 2002 (Commission File No. 000-24020)).

10.18*	Sypris Solutions, Inc. Executive Bonus Plan, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 30, 2003 filed on April 30, 2003 (Commission File No. 000-24020)).

10.19*	Employment Agreement by and between Metrum-Datatape, Inc. and G. Darrell Robertson dated February 28, 2000 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.20	Underwriting Agreement dated March 20, 2002 among Sypris Solutions, Inc., Needham & Company, Inc. and A.G. Edwards & Sons, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 filed on April 29, 2002 (Commission File No. 000-24020)).

Exhibit Number	Description

21**	Subsidiaries of the Company

23**	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes—Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes—Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Previously filed.

(b)	Reports on Form 8-K filed or furnished with the Securities and Exchange Commission:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 2004.

SYPRIS SOLUTIONS, INC. (Registrant)

/s/ Anthony C. Allen

(Anthony C. Allen) Vice President or Finance and Information Systems