Form 10-Q
period 2004-03-31
SYPRIS SOLUTIONS INC
filed 2004-04-30
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2004.

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

As of April 26, 2004, the Registrant had 17,856,365 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except for per share data)

	Three Months Ended
	March 31, 2004	March 30, 2003
	(Unaudited)
Net revenue:
Outsourced services	$80,127	$50,215
Products	9,249	8,700

Total net revenue	89,376	58,915

Cost of sales:
Outsourced services	69,307	43,377
Products	5,592	5,587

Total cost of sales	74,899	48,964

Gross profit	14,477	9,951

Selling, general and administrative	8,158	6,149
Research and development	524	1,022
Amortization of intangible assets	126	21

Operating income	5,669	2,759

Interest expense, net	288	486
Other (income) expense, net	(58)	67

Income before income taxes	5,439	2,206

Income tax expense	2,040	827

Net income	$3,399	$1,379

Earnings per common share:
Basic	$0.23	$0.10
Diluted	$0.22	$0.10

Dividends declared per common share	$0.03	$0.03

Weighted average shares outstanding:
Basic	14,791	14,184
Diluted	15,593	14,407

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,337	$12,019
Accounts receivable, net	61,276	45,484
Inventory, net	64,520	61,932
Other current assets	9,534	11,370

Total current assets	146,667	130,805

Property, plant and equipment, net	109,764	106,683

Goodwill	14,277	14,277

Other assets	12,608	11,730

	$283,316	$263,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,632	$29,598
Accrued liabilities	21,809	17,491
Current portion of long-term debt	8,000	3,200

Total current liabilities	65,441	50,289

Long-term debt	5,000	53,000
Other liabilities	15,450	15,425

Total liabilities	85,891	118,714

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 981,600 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 18,400 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 17,398,365 and 14,283,323 shares issued and outstanding in 2004 and 2003, respectively	174	143
Additional paid-in capital	133,183	83,541
Retained earnings	66,414	63,443
Accumulated other comprehensive income (loss)	(2,346)	(2,346)

Total stockholders’ equity	197,425	144,781

	$283,316	$263,495

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Three Months Ended
	March 31, 2004	March 30, 2003
	(Unaudited)
Cash flows from operating activities:
Net income	$3,399	$1,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,001	3,001
Other noncash charges	215	211
Changes in operating assets and liabilities:
Accounts receivable	(15,959)	(1,853)
Inventory	(2,674)	559
Other current assets	1,836	1,639
Accounts payable	7,972	(3,087)
Accrued liabilities	3,149	(777)

Net cash provided by operating activities	1,939	1,072

Cash flows from investing activities:
Capital expenditures	(8,875)	(4,073)
Changes in nonoperating assets and liabilities	233	392

Net cash used in investing activities	(8,642)	(3,681)

Cash flows from financing activities:
Net decrease in debt under revolving credit agreements	(43,200)	(7,000)
Cash dividends paid	(428)	(425)
Proceeds from issuance of common stock	49,649	179

Net cash provided by (used in) financing activities	6,021	(7,246)

Net decrease in cash and cash equivalents	(682)	(9,855)

Cash and cash equivalents at beginning of period	12,019	12,403

Cash and cash equivalents at end of period	$11,337	$2,548

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), Sypris Electronics, LLC, Sypris Test & Measurement, Inc., Sypris Data Systems, Inc., and Sypris Technologies, Inc., and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2003 as presented in the Company’s Annual Report on Form 10-K.

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

	Three Months Ended
	March 31, 2004	March 30, 2003
	(Unaudited)
Net income	$3,399	$1,379
Pro forma stock-based compensation expense, net of tax	(372)	(380)

Pro forma net income	$3,027	$999

Earnings per common share:
Basic – as reported	$0.23	$0.10
Basic – pro forma	$0.20	$0.07
Diluted – as reported	$0.22	$0.10
Diluted – pro forma	$0.19	$0.07

(4)	Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows (in thousands):

	Three Months Ended
	March 31, 2004	March 30, 2003
	(Unaudited)
Shares used to compute basic earnings per common share	14,791	14,184
Dilutive effect of stock options	802	223

Shares used to compute diluted earnings per common share	15,593	14,407

(5)	Inventory

Inventory consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
	(Unaudited)
Raw materials	$21,187	$22,394
Work in process	17,957	15,854
Finished goods	3,216	3,052
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	37,613	36,569
Progress payments related to long-term contracts and programs	(9,341)	(9,851)
LIFO reserve	(821)	(940)
Reserve for excess and obsolete inventory	(5,291)	(5,146)

	$64,520	$61,932

(6)	Segment Data

The Company’s operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no intersegment net revenue recognized in any of the periods presented. The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	March 31, 2004	March 30, 2003
	(Unaudited)
Net revenue from unaffiliated customers:
Electronics Group	$40,925	$35,689
Industrial Group	48,451	23,226

	$89,376	$58,915

Gross profit:
Electronics Group	$7,901	$7,299
Industrial Group	6,576	2,652

	$14,477	$9,951

Operating income:
Electronics Group	$1,975	$1,673
Industrial Group	5,188	1,892
General, corporate and other	(1,494)	(806)

	$5,669	$2,759

(7)	Commitments and Contingencies

The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

As of March 31, 2004, the Company had outstanding purchase commitments of approximately $7,112,000, primarily for the acquisition of manufacturing equipment.

(8)	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2004 was 37.5%. Reconciling items between the federal statutory income tax rate of 34.0% and the effective tax rate include state income taxes, partially offset by management’s estimate for 2004 research and development tax credits and certain other permanent differences.

(9)	Issuance of Common Stock

On March 17, 2004, the Company completed a public stock offering of 3,000,000 shares of its common stock at $17.00 per share and generated proceeds, after underwriting discounts and estimated expenses, of approximately $48,017,000. On April 8, 2004, an over-allotment option was exercised for 450,000 shares at $17.00 per share and generated proceeds, after underwriting discounts and estimated expenses, of approximately $7,203,000. The proceeds of the offering were used principally to repay debt.

(10)	Employee Benefit Plans

Pension expense consisted of the following (in thousands):

	Three Months Ended
	March 31, 2004	March 30, 2003
	(Unaudited)
Service cost	$66	$11
Interest cost on projected benefit obligation	558	566
Net amortizations, deferrals, and other costs	314	56
Expected return on plan assets	(607)	(608)

	$331	$25

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The table presented below, which compares our first quarter results of operations from 2004 to 2003, presents the results for each period, the change in those results from 2004 to 2003 in both dollars and percentage change and the results for each period as a percentage of net revenue. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Year Over Year Change” and “Year Over Year Percentage Change” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net revenue increases from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative number in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics.

In addition, as used in these tables, “NM” means “not meaningful.”

Three Months Ended March 31, 2004 Compared to Three Months Ended March 30, 2003

	Three Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	March 31, 2004	March 30, 2003	Favorable (Unfavorable)	Favorable (Unfavorable)	March 31, 2004	March 30, 2003
	(in thousands, except percentage data)
Net revenue:
Electronics Group	$40,925	$35,689	$5,236	14.7%	45.8%	60.6%
Industrial Group	48,451	23,226	25,225	108.6	54.2	39.4

Total	89,376	58,915	30,461	51.7	100.0	100.0

Cost of sales:
Electronics Group	33,024	28,390	(4,634)	(16.3)	80.7	79.5
Industrial Group	41,875	20,574	(21,301)	(103.5)	86.4	88.6

Total	74,899	48,964	(25,935)	(53.0)	83.8	83.1

Gross profit:
Electronics Group	7,901	7,299	602	8.2	19.3	20.5
Industrial Group	6,576	2,652	3,924	148.0	13.6	11.4

Total	14,477	9,951	4,526	45.5	16.2	16.9

Selling, general and administrative	8,158	6,149	(2,009)	(32.7)	9.1	10.4
Research and development	524	1,022	498	48.7	0.6	1.8
Amortization of intangible assets	126	21	(105)	(500.0)	0.2	—

Operating income	5,669	2,759	2,910	105.5	6.3	4.7

Interest expense, net	288	486	198	40.7	0.3	0.9
Other (income) expense, net	(58)	67	125	NM	(0.1)	0.1

Income before income taxes	5,439	2,206	3,233	146.6	6.1	3.7

Income taxes	2,040	827	(1,213)	(146.7)	2.3	1.4

Net income	$3,399	$1,379	$2,020	146.5%	3.8%	2.3%

Backlog. Our backlog increased $53.5 million to $214.3 million at March 31, 2004, from $160.8 million at March 30, 2003, on $104.7 million in net orders in the first quarter of 2004 compared to $66.0 million in net orders in the first quarter of 2003. We expect to convert approximately 85% of the backlog at March 31, 2004 to revenue during the next twelve months.

Backlog for our Electronics Group increased $18.8 million to $132.1 million at March 31, 2004, from $113.3 million at March 30, 2003, on $47.2 million in net orders in the first quarter of 2004 compared to $34.1 million in net orders in the first quarter of 2003. We expect to convert approximately 76% of the backlog at March 31, 2004 to revenue during the next twelve months.

Backlog for our Industrial Group increased $34.7 million to $82.2 million at March 31, 2004, on $57.5 million in net orders in the first quarter of 2004 compared to $31.9 million in net orders in the first quarter of 2003. Backlog and net orders in the first quarter of 2004 increased primarily due to the Dana contract that closed on December 31, 2003. We expect to convert substantially all this backlog at March 31, 2004 to revenue during the next twelve months.

Net Revenue. The Electronics Group derives its revenue from manufacturing services, other outsourced services and product sales. Net revenue increased in the Electronics Group primarily due to higher revenue from manufacturing services and other outsourced services. Manufacturing services increased $2.1 million primarily from services performed in 2004 on contracts from aerospace & defense customers awarded in 2003, partially offset by contracts completed during 2003. Net revenue from other outsourced services increased $3.3 million in the first quarter of 2004 primarily due to an increase in calibration and engineering services.

Net revenue in the Industrial Group increased primarily due to higher volume resulting from the new Dana Corporation contract that started in January 2004. The contract with Dana for steer axles and drive train components for the light, medium and heavy-duty truck markets generated outsourced services revenue of $18.7 million in the first quarter of 2004. Excluding the new Dana contract, our Industrial Group’s net revenue increased $6.5 million due to a general increase in demand for medium and heavy-duty trucks.

Gross Profit. Gross profit for our Electronics Group was higher primarily due to an increase in revenue for other outsourced services. Gross profit as a percentage of revenue for manufacturing services was lower due to a change in revenue mix consisting of increased manufacturing and other outsourced services in 2004.

Our Industrial Group’s gross profit and gross profit as a percentage of revenue increased primarily due to revenue growth from the new Dana contract. Excluding the Dana contract, our Industrial Group experienced higher gross profit and gross profit as a percentage of revenue primarily due to increases in volume from the medium and heavy-duty truck markets and efficiencies achieved on that volume.

Selling, General and Administrative. Selling, general and administrative expense increased $2.0 million primarily due to higher administrative costs related to additional infrastructure to support business growth, the new Dana contract and an increase in selling-related expenses. Selling, general and administrative expense as a percentage of revenue decreased from the prior year period.

Research and Development. The completion of the first release of Silver Phoenix, a new data system product line within our Electronics Group, drove the decrease in research and development costs. We began selling limited quantities of Silver Phoenix beginning in the second half of 2003. The majority of research and development costs during the first quarter of 2004 were related to future releases of this product.

Amortization of Intangible Assets. Amortization of intangible assets was higher in the first quarter of 2004 primarily due to certain identifiable intangible assets acquired during 2003.

Interest Expense, Net. Interest expense decreased due to a lower weighted average interest rate. The weighted average interest rate decreased to 2.8% in the first quarter of 2004 from 6.4% in the first quarter of 2003 due to the July 2003 expiration of interest rate swap rate agreements with higher than market interest rates.

Income Taxes. Our effective income tax rate remained at 37.5% in the first quarter of 2004.

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities increased $0.8 million to $1.9 million in the first quarter of 2004, primarily due to a $2.0 million increase in earnings in the first quarter of 2004 compared to the first quarter of 2003, partially offset by an increase in working capital related to the new Dana contract.

Net cash used in investing activities increased $4.9 million to $8.6 million in the first quarter of 2004 driven by capital expenditures for our Electronics Group and Industrial Group totaling $5.1 million and $3.4 million, respectively. Capital expenditures for our Electronics Group were principally comprised of manufacturing, assembly and test equipment. Capital expenditures for our Industrial Group included forging, machining, and centralized tooling equipment in support of our truck components & assemblies operations.

During the first quarter of 2004, we generated $6.0 million from financing activities compared to the use of $7.2 million during the first quarter of 2003. During the first quarter of 2004, we received net proceeds of $48.0 million for our public stock offering of 3,000,000 shares of common stock that closed in March. Proceeds from the offering were principally used to reduce debt. During the second quarter of 2004, we issued an additional 450,000 shares as a result of the underwriters’ exercise of an over-allotment option, which generated proceeds, after underwriters discounts and estimated expenses, of approximately $7.2 million.

We had total availability for borrowings and letters of credit under our revolving credit facility of $112.0 million at March 31, 2004, which, when combined with our unrestricted cash balance of $11.3 million, provides for total cash and borrowing capacity of $123.3 million. Maximum borrowings on the revolving credit facility are $125.0 million, subject to a $15.0 million limit for letters of credit. The credit agreement includes an option to increase the amount of available credit to $150.0 million from $125.0 million, subject to the lead bank’s approval. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group.

As a result of our repayment of debt with proceeds from the public stock offering, our principal commitment for the revolving credit facility decreased from the amounts disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. As of March 31, 2004, our principal commitment under the revolving credit facility was $8.0 million due in 2004 and $5.0 million due in 2008. We also had purchase commitments totaling approximately $7.1 million at March 31, 2004, primarily for manufacturing equipment.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There have been no significant changes in our critical accounting policies during the first quarter of 2004.

Forward-looking Statements

This Form 10-Q may contain projections and other “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as they relate to, or may affect, the Company’s future results. These statements only reflect management’s current opinions and no assurance can be given that any of these results will actually occur. Important factors could cause performance to differ materially from projected results contained in, or based upon, these statements, including: the discovery of, or failure to discover, material issues during due diligence; the failure to agree on the final terms of definitive agreements, long-term supply agreements, collective bargaining agreements, or related agreements or any party’s breach of, or refusal to close the transactions reflected in, those agreements; the ability to successfully manage growth or contraction in the economy, or the commercial vehicle or electronics markets; access to capital on favorable terms as needed for operations or growth; the ability to achieve expected annual savings and synergies from past and future business combinations; competitive factors and price pressures; availability of third party component parts at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; program changes, delays, or cancellations by the government or other customers; concentrated reliance on major customers or suppliers; cost and yield issues associated with the Company’s manufacturing facilities; revisions in estimated costs related to major contracts; labor relations; risks inherent in operating abroad, including foreign currency exchange rates; performance of our pension fund portfolios; changes in applicable law or in the Company’s regulatory authorizations, security clearances, or other legal rights to conduct its business, deal with its work force or export goods and services; adverse regulatory actions, or other governmental sanctions; risks of litigation, including litigation with respect to environmental or asbestos-related matters, customer or supplier claims, or stockholders; the effects (including possible increases in the cost of doing business) resulting from future war and terrorists activities or political uncertainties; natural disasters, casualties, utility disruptions, or the failure to anticipate unknown risks and uncertainties present in the Company’s businesses; dependence on current management; as well as other factors included in the Company’s reports filed with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.0% at March 31, 2004) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense approximating $130,000 on an annualized basis, based upon our debt outstanding at March 31, 2004. Fluctuations in foreign currency exchange rates have historically had little impact on us because the vast majority of our transactions are denominated in U.S. dollars. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the foreseeable future.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description

10.1	2004 Sypris Equity Plan effective as of April 27, 2004.

10.2	Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995, Amended and Restated on February 24, 2004.

10.3	Underwriting Agreement dated March 11, 2004 among Sypris Solutions, Inc. and Needham & Company.

31.1	CEO certification pursuant to Section 302 of Sarbanes—Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes—Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

(b)	Reports on Form 8-K filed or furnished with the Securities and Exchange Commission:

On January 2, 2004, we furnished a Current Report on Form 8-K, attaching a press release dated December 31, 2003, reporting the completion of the purchase of a manufacturing plant located in Morganton, North Carolina from Dana Corporation.

On January 5, 2004, we furnished a Current Report on Form 8-K, attaching a press release dated January 5, 2004, reporting the purchase of a manufacturing plant located in Morganton, North Carolina from Dana Corporation (“Dana”) and the beginning of an 8-year supply contract to furnish Dana with a wide range of drive train components.

On January 15, 2004, we furnished a Current Report on Form 8-K, attaching a press release dated January 15, 2004, reporting the signing of a letter of intent with ArvinMeritor, Inc.

On February 5, 2004, we furnished a Current Report on Form 8-K, attaching a press release dated February 5, 2004, reporting our fourth quarter and year-end results of operations and financial condition.

On March 15, 2004, we filed a Current Report on Form 8-K, announcing the waiver by Needham & Company, Inc. of a lock-up agreement executed by one of our directors, Roger W. Johnson, and the resultant exercise and sale of stock options by such director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC. (Registrant)

Date:	April 30, 2004	By:	/s/ David D. Johnson
(David D. Johnson) Vice President & Chief Financial Officer

Date:	April 30, 2004	By:	/s/ Anthony C. Allen
(Anthony C. Allen) Vice President & Chief Accounting Officer