Form 10-Q
period 2004-06-30
SYPRIS SOLUTIONS INC
filed 2004-08-03
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004.

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

As of July 30, 2004, the Registrant had 17,868,435 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 29, 2003	June 30, 2004	June 29, 2003
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$85,923	$58,852	$166,050	$109,067
Products	9,973	11,769	19,222	20,469

Total net revenue	95,896	70,621	185,272	129,536

Cost of sales:
Outsourced services	77,003	50,585	146,310	93,962
Products	5,897	6,995	11,489	12,582

Total cost of sales	82,900	57,580	157,799	106,544

Gross profit	12,996	13,041	27,473	22,992

Selling, general and administrative	8,628	7,036	16,786	13,185
Research and development	875	1,066	1,399	2,088
Amortization of intangible assets	140	21	266	42

Operating income	3,353	4,918	9,022	7,677

Interest expense, net	227	547	515	1,033
Other (income) expense, net	(48)	85	(106)	152

Income before income taxes	3,174	4,286	8,613	6,492

Income tax expense	1,190	1,607	3,230	2,434

Net income	$1,984	$2,679	$5,383	$4,058

Earnings per common share:
Basic	$0.11	$0.19	$0.33	$0.29
Diluted	$0.11	$0.19	$0.32	$0.28

Dividends declared per common share	$0.03	$0.03	$0.06	$0.06

Weighted average shares outstanding:
Basic	17,827	14,213	16,326	14,205
Diluted	18,552	14,430	17,072	14,425

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,539	$12,019
Accounts receivable, net	71,915	45,484
Inventory, net	78,487	61,932
Other current assets	7,899	11,370

Total current assets	170,840	130,805

Property, plant and equipment, net	139,131	106,683

Goodwill	14,277	14,277

Other assets	13,320	11,730

	$337,568	$263,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,780	$29,598
Accrued liabilities	22,790	17,491
Current portion of long-term debt	5,000	3,200

Total current liabilities	74,570	50,289

Long-term debt	41,000	53,000
Other liabilities	16,030	15,425

Total liabilities	131,600	118,714

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 17,868,435 and 14,283,323 shares issued and outstanding in 2004 and 2003, respectively	179	143
Additional paid-in capital	140,353	83,541
Retained earnings	67,782	63,443
Accumulated other comprehensive income (loss)	(2,346)	(2,346)

Total stockholders’ equity	205,968	144,781

	$337,568	$263,495

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Six Months Ended
	June 30, 2004	June 29, 2003
	(Unaudited)
Cash flows from operating activities:
Net income	$5,383	$4,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,516	6,186
Other noncash charges	693	393
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(26,816)	(4,589)
Inventory	(11,431)	1,911
Other current assets	1,786	1,291
Accounts payable	20,113	(1,764)
Accrued liabilities	5,062	1,259

Net cash provided by operating activities	3,306	8,745

Cash flows from investing activities:
Capital expenditures	(19,214)	(10,687)
Purchase of the net assets of acquired entities	(29,399)	(800)
Proceeds from sale of assets	—	2
Changes in nonoperating assets and liabilities	247	295

Net cash used in investing activities	(48,366)	(11,190)

Cash flows from financing activities:
Net (decrease) increase in debt under revolving credit facility	(37,700)	3,000
Proceeds from long-term debt	27,500	—
Cash dividends paid	(950)	(850)
Proceeds from issuance of common stock	56,730	211

Net cash provided by financing activities	45,580	2,361

Net increase (decrease) in cash and cash equivalents	520	(84)

Cash and cash equivalents at beginning of period	12,019	12,403

Cash and cash equivalents at end of period	$12,539	$12,319

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

(2) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), Sypris Electronics, LLC, Sypris Test & Measurement, Inc., Sypris Data Systems, Inc., and Sypris Technologies, Inc., and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2003 as presented in the Company’s annual report on Form 10-K.

(3) Acquisitions

On May 3, 2004, the Company acquired certain assets and liabilities of a plant located in Kenton, Ohio from ArvinMeritor Inc. that will expand the Company’s manufacturing capabilities in trailer axle beams and various drive train components. The transaction was accounted for as a purchase, in which the purchase price of $14,062,000 was initially allocated based on the fair values of the assets and liabilities acquired. The results of operations of the acquired business were included in the consolidated financial statements beginning May 4, 2004. Following are the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, which are subject to refinement (in thousands):

Current assets	$3,281
Property, plant and equipment	10,774
Other assets	800

Total assets acquired	14,855
Current liabilities assumed	(793)

Net assets acquired	$14,062

Other assets represent the estimated fair value of supply agreements with ArvinMeritor that the Company will amortize on a straight-line basis over nine years.

On June 30, 2004, the Company acquired certain assets and liabilities of a plant located in Toluca, Mexico from Dana Corporation that will expand the Company’s manufacturing capabilities in steer axles, drive axle shafts and various drive train components. The transaction was accounted for as a purchase, in which the purchase price of $15,348,000 was initially allocated based on the fair values of the assets and liabilities acquired. The results of operations of the acquired business will be included in the consolidated financial statements beginning July 1, 2004. Following are the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, which are subject to refinement (in thousands):

Current assets	$2,185
Property, plant and equipment	13,631
Other assets	402

Total assets acquired	16,218
Current liabilities assumed	(870)

Net assets acquired	$15,348

Other assets represent the estimated fair value of supply agreements with Dana that the Company will amortize on a straight-line basis over eight years.

(4) Stock-Based Compensation

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

	Three Months Ended		Six Months Ended
	June 30, 2004	June 29, 2003	June 30, 2004	June 29, 2003
	(Unaudited)		(Unaudited)
Net income	$1,984	$2,679	$5,383	$4,058
Pro forma stock-based compensation expense, net of tax	(451)	(529)	(823)	(909)

Pro forma net income	$1,533	$2,150	$4,560	$3,149

Earnings per common share:
Basic – as reported	$0.11	$0.19	$0.33	$0.29
Basic – pro forma	$0.09	$0.15	$0.28	$0.22
Diluted – as reported	$0.11	$0.19	$0.32	$0.28
Diluted – pro forma	$0.08	$0.15	$0.27	$0.22

(5) Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 29, 2003	June 30, 2004	June 29, 2003
	(Unaudited)		(Unaudited)
Shares used to compute basic earnings per common share	17,827	14,213	16,326	14,205
Dilutive effect of stock options	725	217	746	220

Shares used to compute diluted earnings per common share	18,552	14,430	17,072	14,425

(6) Inventory

Inventory consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Raw materials	$27,776	$22,394
Work in process	19,474	15,854
Finished goods	5,056	3,052
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	43,340	36,569
Progress payments related to long-term contracts and programs	(10,466)	(9,851)
LIFO reserve	(821)	(940)
Reserve for excess and obsolete inventory	(5,872)	(5,146)

	$78,487	$61,932

(7) Segment Data

The Company’s operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no material intersegment net revenue recognized in any of the periods presented. The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 29, 2003	June 30, 2004	June 29, 2003
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Electronics Group	$37,674	$45,544	$78,599	$81,233
Industrial Group	58,222	25,077	106,673	48,303

	$95,896	$70,621	$185,272	$129,536

Gross profit:
Electronics Group	$7,460	$9,723	$15,361	$17,022
Industrial Group	5,536	3,318	12,112	5,970

	$12,996	$13,041	$27,473	$22,992

Operating income:
Electronics Group	$973	$3,628	$2,948	$5,301
Industrial Group	3,516	2,593	8,704	4,485
General, corporate and other	(1,136)	(1,303)	(2,630)	(2,109)

	$3,353	$4,918	$9,022	$7,677

			June 30, 2004	December 31, 2003
			(Unaudited)
Total assets:
Electronics Group			$121,054	$121,560
Industrial Group			201,370	121,429
General, corporate and other			15,144	20,506

			$337,568	$263,495

(8) Commitments and Contingencies

The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

As of June 30, 2004, the Company had outstanding purchase commitments of approximately $8,485,000, primarily for the acquisition of manufacturing equipment.

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

(10) Issuance of Senior Notes

On June 10, 2004, the Company issued $27.5 million of senior notes through a private placement transaction. The Company is authorized to issue up to $55.0 million of senior notes and expects to issue the remaining $27.5 million during the third quarter of 2004, subject to certain pre-closing conditions. The notes issued on June 10, 2004 consist of $7.5 million of notes due in 2009 bearing interest at 4.73% and a $20.0 million note due in 2014 bearing interest at 5.78%. The senior notes contain customary affirmative and negative covenants, including financial covenants requiring the maintenance of a specified leverage ratio and minimum levels of net worth. As of June 30, 2004, the Company was in compliance with all covenants.

(11) Employee Benefit Plans

Pension expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 29, 2003	June 30, 2004	June 29, 2003
	(Unaudited)		(Unaudited)
Service cost	$19	$42	$85	$53
Interest cost on projected benefit obligation	485	485	1,043	1,051
Net amortizations, deferrals and other costs	55	185	369	241
Expected return on plan assets	(746)	(689)	(1,353)	(1,297)

	$(187)	$23	$144	$48

Pension expense for the six months ended June 30, 2004 has been adjusted to give effect to a revision to the estimate of total pension expense expected for the year ending December 31, 2004. Total estimated contributions expected to be paid to the Company’s pension plans during 2004 is approximately $600,000.

(12) Income Taxes

The Company’s effective tax rate for the three months and six months ended June 30, 2004 was 37.5%. Reconciling items between the federal statutory income tax rate of 34.0% and the effective tax rate include state income taxes, partially offset by management’s estimate for 2004 research and development tax credits and certain other permanent differences.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The tables presented below, which compare our results of operations for the second quarter and six month periods from 2004 to 2003, present the results for each period, the change in those results from 2004 to 2003 in both dollars and percentage change and the results for each period as a percentage of net revenue. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Year Over Year Change” and “Year Over Year Percentage Change” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net revenue increases from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative number in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics.

In addition, as used in these tables, “NM” means “not meaningful.”

Three Months Ended June 30, 2004 Compared to Three Months Ended June 29, 2003

	Three Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	June 30, 2004	June 29, 2003	Favorable (Unfavorable)	Favorable (Unfavorable)	June 30, 2004	June 29, 2003
	(in thousands, except percentage data)
Net revenue:
Electronics Group	$37,674	$45,544	$(7,870)	(17.3)%	39.3%	64.5%
Industrial Group	58,222	25,077	33,145	132.2	60.7	35.5

Total	95,896	70,621	25,275	35.8	100.0	100.0

Cost of sales:
Electronics Group	30,214	35,821	5,607	15.7	80.2	78.7
Industrial Group	52,686	21,759	(30,927)	(142.1)	90.5	86.8

Total	82,900	57,580	(25,320)	(44.0)	86.4	81.5

Gross profit:
Electronics Group	7,460	9,723	(2,263)	(23.3)	19.8	21.3
Industrial Group	5,536	3,318	2,218	66.8	9.5	13.2

Total	12,996	13,041	(45)	(0.3)	13.6	18.5

Selling, general and administrative	8,628	7,036	(1,592)	(22.6)	9.0	10.0
Research and development	875	1,066	191	17.9	0.9	1.5
Amortization of intangible assets	140	21	(119)	(566.7)	0.2	—

Operating income	3,353	4,918	(1,565)	(31.8)	3.5	7.0

Interest expense, net	227	547	320	58.5	0.2	0.8
Other (income) expense, net	(48)	85	133	NM	—	0.1

Income before income taxes	3,174	4,286	(1,112)	(25.9)	3.3	6.1
Income taxes	1,190	1,607	417	25.9	1.2	2.3

Net income	$1,984	$2,679	$(695)	(25.9)%	2.1%	3.8%

Six Months Ended June 30, 2004 Compared to Six Months Ended June 29, 2003

	Six Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Six Months Ended
	June 30, 2004	June 29, 2003	Favorable (Unfavorable)	Favorable (Unfavorable)	June 30, 2004	June 29, 2003
	(in thousands, except percentage data)
Net revenue:
Electronics Group	$78,599	$81,233	$(2,634)	(3.2)%	42.4%	62.7%
Industrial Group	106,673	48,303	58,370	120.8	57.6	37.3

Total	185,272	129,536	55,736	43.0	100.0	100.0

Cost of sales:
Electronics Group	63,238	64,211	973	1.5	80.5	79.0
Industrial Group	94,561	42,333	(52,228)	(123.4)	88.6	87.6

Total	157,799	106,544	(51,255)	(48.1)	85.2	82.3

Gross profit:
Electronics Group	15,361	17,022	(1,661)	(9.8)	19.5	21.0
Industrial Group	12,112	5,970	6,142	102.9	11.4	12.4

Total	27,473	22,992	4,481	19.5	14.8	17.7

Selling, general and administrative	16,786	13,185	(3,601)	(27.3)	9.1	10.2
Research and development	1,399	2,088	689	33.0	0.7	1.6
Amortization of intangible assets	266	42	(224)	(533.3)	0.1	—

Operating income	9,022	7,677	1,345	17.5	4.9	5.9

Interest expense, net	515	1,033	518	50.1	0.3	0.8
Other (income) expense, net	(106)	152	258	NM	—	0.1

Income before income taxes	8,613	6,492	2,121	32.7	4.6	5.0

Income taxes	3,230	2,434	(796)	(32.7)	1.7	1.9

Net income	$5,383	$4,058	$1,325	32.7%	2.9%	3.1%

Backlog. Our backlog increased $76.0 million to $251.1 million at June 30, 2004, from $175.1 million at June 29, 2003, on $237.5 million in net orders in the six months ended June 30, 2004 compared to $150.3 million in net orders in the six months ended June 29, 2003. We expect to convert approximately 89% of the backlog at June 30, 2004 to revenue during the next twelve months.

Backlog for our Electronics Group increased $2.5 million to $131.0 million at June 30, 2004, from $128.5 million at June 29, 2003, on $83.9 million in net orders in the six months ended June 30, 2004 compared to $94.2 million in net orders in the six months ended June 29, 2003. We expect to convert approximately 80% of the backlog at June 30, 2004 to revenue during the next twelve months.

Backlog for our Industrial Group increased $73.5 million to $120.1 million at June 30, 2004, from $46.6 million at June 29, 2003, on $153.6 million in net orders in the six months ended 2004 compared to $56.1 million in net orders in the six months ended June 29, 2003. Backlog and net orders increased $63.9 million and $85.3 million, respectively, due to three new contracts that closed since December 31, 2003. We expect to convert substantially all of the Industrial Group’s backlog at June 30, 2004 to revenue during the next twelve months.

Net Revenue. The Electronics Group derives its revenue from manufacturing services, other outsourced services and product sales. Manufacturing services revenue decreased $7.8 million in the second quarter and $5.7 million in the six month period primarily due to delayed shipments arising from a customer’s design changes and contracts completed during 2003. The shipments were delayed during the second quarter and are currently expected to be shipped early in 2005. Net revenue from other outsourced services increased $2.0 million in the second quarter and $5.3 million in the six month period primarily due to an increase in calibration and engineering services. Product sales decreased $2.0 million in the second quarter and $2.3 million in the six month period primarily due to reduced government funding and increased competition.

The Industrial Group entered into new multi-year contracts on December 31, 2003, May 3, 2004 and June 30, 2004 and, on each of the respective dates, acquired certain manufacturing assets from its customers in connection with the new contracts. These contracts include two with Dana Corporation for steer axles, drive axle shafts and various drive train components for the light, medium and heavy-duty truck markets and one with ArvinMeritor, Inc. for trailer axle beams and various drive train components. The December and May contracts generated outsourced services revenue of $28.5 million and $47.2 million in the second quarter and six month periods of 2004, respectively. The June contract will begin generating revenue in the third quarter of 2004. Excluding the new contracts, the Industrial Group’s net revenue increased $4.6 million and $11.2 million in the second quarter and six month periods, respectively, primarily due to a general increase in demand for medium and heavy-duty trucks.

Gross Profit. The Electronics Group’s gross profit decreased in the second quarter and six month periods primarily due to the decline in revenue for manufacturing services and products. The reduced volume also negatively impacted fixed cost absorption for manufacturing services thus contributing to the decrease in gross profit. Manufacturing services contributed $1.2 million of the decrease in gross profit in the second quarter and six month periods while product sales contributed $0.8 million in each period. Although revenue from other technical services increased in the second quarter and six month periods, the increase was primarily attributable to calibration and testing services, which provided lower gross profit as a percentage of revenue than certain engineering services provided in 2003. This revenue mix change resulted in a decrease in gross profit of $0.3 million in the second quarter and an increase in gross profit of $0.3 million in the six month period.

The Industrial Group’s gross profit increased in the second quarter and six month periods primarily due to the revenue growth from new contracts. The gross profit contributed by the new contracts was partially offset by manufacturing inefficiencies associated with disruptions in raw material availability and the increase in demand in the commercial truck market. The market expansion and disruptions to production schedules during the second quarter arising from steel allocations from certain suppliers led to short production quantity runs, increased machinery set-up time, higher maintenance costs and increased overtime, all of which contributed additional costs to our operations. Certain deliveries were also expedited at additional costs in order to meet customer requirements and prevent interruptions in our customers’ production schedules.

Selling, General and Administrative. Selling, general and administrative expense increased in the second quarter and six month periods primarily due to higher administrative costs related to additional infrastructure to support the new contracts in the Industrial Group and the overall growth of the business and an increase in selling-related expenses.

Research and Development. Research and development costs decreased in the second quarter and six month periods due to the completion of the first release of Silver Phoenix, a new data system product line within our Electronics Group. The majority of research and development costs during the first six months of 2004 were related to future releases of this product.

Amortization of Intangible Assets. Amortization of intangible assets increased in the second quarter and six month periods primarily due to certain identifiable intangible assets acquired in connection with the new Industrial Group contracts.

Interest Expense, Net. Interest expense decreased in the second quarter and six month periods due to a decrease in debt outstanding and a lower weighted average interest rate. The weighted average interest rate decreased effective with the July 2003 expiration of interest rate swap rate agreements with higher than market interest rates.

Income Taxes. Our effective income tax rate remained at 37.5% in the second quarter and six month periods.

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities for the first six months of 2004 was $3.3 million, a decrease of $5.4 million from the comparable prior year period. The decrease was primarily due to an investment in working capital to support the new Industrial Group contracts and the increased revenue from the growth in the commercial truck market.

Net cash used in investing activities for the first six months of 2004 was $48.4 million, an increase of $37.2 million from the comparable prior year period. The increase includes the Industrial Group’s acquisition of net assets approximating $29.4 million related to the new contracts and capital expenditures for our Electronics Group and Industrial Group totaling $7.5 million and $11.5 million, respectively. Capital expenditures for our Electronics Group were principally comprised of manufacturing, assembly and test equipment. Capital expenditures for our Industrial Group included forging, machining, and centralized tooling equipment in support of our truck components & assemblies operations.

Net cash provided by financing activities for the first six months of 2004 was $45.6 million, an increase of $43.2 million from the comparable prior year period. We received net proceeds of $55.2 million for our public stock offering of 3,450,000 shares of common stock that closed in March and April 2004. Proceeds from the offering were principally used to reduce debt on our revolving credit facility. We issued senior notes for $27.5 million in June 2004 through a private placement transaction. The transaction is part of an authorization for the issuance of $55.0 million of senior notes which we expect to complete during the third quarter.

We had total availability for borrowings and letters of credit under our revolving credit facility of $106.5 million at June 30, 2004, which, when combined with our unrestricted cash balance of $12.5 million, provides for total cash and borrowing capacity of $119.0 million. Maximum borrowings on the revolving credit facility are $125.0 million, subject to a $15.0 million limit for letters of credit. The credit agreement includes an option to increase the amount of available credit to $150.0 million from $125.0 million, subject to the lead bank’s approval. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group.

As a result of the repayment of debt on our revolving credit facility with proceeds from the public stock offering and the issuance of senior notes, our principal commitment for the revolving credit facility decreased from the amounts disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. As of June 30, 2004, our principal commitment under the revolving credit facility was $5.0 million due in 2004 and $13.5 million due in 2008. Additionally, as of June 30, 2004 we have senior notes for $7.5 million and $20.0 million due in 2009 and 2011, respectively. We also had purchase commitments totaling approximately $8.5 million at June 30, 2004, primarily for manufacturing equipment.

On June 30, 2004, a newly-formed Mexican subsidiary of the Company acquired certain assets of a manufacturing facility located in Toluca, Mexico. The results of operations of the acquired business will be included in the consolidated financial statements beginning July 1, 2004. The translation of the financial statements of the Company’s Mexican subsidiary from local currencies to the U.S. dollar subjects the Company to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. Management does not consider its exposure to exchange rate risks to be material and considers the Mexican peso a relatively stable currency. The Company does not typically manage its related foreign currency exchange rate risk through the use of financial instruments.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There have been no significant changes in our critical accounting policies during the first six months of 2004.

Forward-looking Statements

This Form 10-Q may contain projections and other “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as they relate to, or may affect, the Company’s future results. These statements only reflect management’s current opinions and no assurance can be given that any of these results will actually occur. Important factors could cause performance to differ materially from projected results contained in, or based upon, these statements, including: the discovery of, or failure to discover, material issues during due diligence; the failure to agree on the final terms of definitive agreements, long-term supply agreements, collective bargaining agreements, or related agreements or any party’s breach of, or refusal to close the transactions reflected in, those agreements; the ability to successfully manage growth or contraction in the economy, or the commercial vehicle or electronics markets; access to capital on favorable terms as needed for operations or growth; availability of funds under our credit facility; the ability to achieve expected annual savings and synergies from past and future business combinations or otherwise to successfully integrate such combinations; competitive factors and price pressures; cost and availability of raw materials such as steel, third party component parts, tooling, spare parts, equipment or other supplies on a timely basis; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; program changes, delays, or cancellations by the government or other customers; concentrated reliance on major customers or suppliers; cost and yield issues associated with the Company’s manufacturing facilities; revisions in estimated costs related to major contracts; labor relations; risks inherent in operating abroad, including foreign currency exchange rates; performance of our pension fund portfolios; changes in applicable law or in the Company’s regulatory authorizations, security clearances, or other legal rights to conduct its business, deal with its work force, import or export goods and services; adverse regulatory actions, or other governmental sanctions; risks of litigation, including litigation with respect to environmental, asbestos-related, product liability or contractual matters, customer or supplier claims, or stockholders; the effects (including possible increases in the cost of doing business) resulting from future war and terrorists activities or political uncertainties; energy cost increases; cost and availability of insurance coverage; natural disasters, casualties, utility disruptions, or the failure to anticipate unknown risks and uncertainties present in the Company’s businesses; dependence on current management; volatility of the Company’s stock price; as well as other factors included in the Company’s reports filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.0% at June 30, 2004) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense approximating $185,000 on an annualized basis, based upon our debt outstanding at June 30, 2004. Fluctuations in foreign currency exchange rates have historically had little impact on us because the vast majority of our transactions are denominated in U.S. dollars. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to materially affect operations in the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on April 27, 2004 in Louisville, Kentucky. At the meeting, stockholders elected three Class II directors for a term of three years pursuant to the following votes:

Class I Director	Votes in Favor	Votes Withheld
R. Scott Gill	11,970,940	1,880,249
Roger W. Johnson	12,271,605	1,579,584
Robert Sroka	13,193,898	657,291

The total number of shares of common stock outstanding as of March 11, 2003, the record date of the Annual Meeting of Stockholders, was 14,329,753.

The 2004 Sypris Equity Plan, which authorizes awards of stock, stock options and stock appreciation rights to Directors and Officers and certain other employees, respecting, in the aggregate, 3,000,000 shares of Common Stock or other authorized common stock of the Company no more dilutive than the Common Stock, was approved by a vote of the majority of the shares of the Company’s common stock represented at the meeting: 9,669,655 shares were voted in favor of the proposal; 3,423,754 were voted against; and 7,687 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation of Sypris Solutions, Inc.

10.1	2004 Sypris Equity Plan effective as of April 27, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 30, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.2	Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of June 10, 2004.

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)	Reports on Form 8-K filed or furnished with the Securities and Exchange Commission:

On April 22, 2004, we furnished a Current Report on Form 8-K, attaching a press release dated April 22, reporting 2004 first quarter results of operations and financial condition.

On May 4, 2004, we furnished a Current Report on Form 8-K, attaching a press release dated May 3, reporting that we had completed the purchase of a manufacturing plant located in Kenton, Ohio from ArvinMeritor, Inc.

On June 10, 2004, we furnished a Current Report on Form 8-K, attaching a press release dated June 10, reporting that we had completed the first funding of a total issuance of up to $55 million of unsecured senior notes through a private placement.

On June 30, 2004, we furnished a Current Report on Form 8-K, attaching a press release dated June 30, reporting that we had completed the purchase of a manufacturing facility located in Toluca, Mexico from Dana Corporation.

On June 30, 2004, we furnished a Current Report on Form 8-K, attaching a press release dated June 30, reporting a lower earnings forecast for the second quarter and full year 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: August 3, 2004	By:	/s/ David D. Johnson
(David D. Johnson)
Vice President & Chief Financial Officer

Date: August 3, 2004	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Accounting Officer