Form 10-Q
period 2004-09-30
SYPRIS SOLUTIONS INC
filed 2004-11-09
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004.

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

As of November 3, 2004, the Registrant had 17,906,270 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 28, 2003	September 30, 2004	September 28, 2003
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$109,310	$56,873	$275,360	$165,940
Products	9,147	12,025	28,369	32,494

Total net revenue	118,457	68,898	303,729	198,434

Cost of sales:
Outsourced services	96,874	52,057	242,522	146,019
Products	5,896	7,272	18,047	19,854

Total cost of sales	102,770	59,329	260,569	165,873

Gross profit	15,687	9,569	43,160	32,561

Selling, general and administrative	8,915	6,925	25,701	20,110
Research and development	1,084	1,030	2,483	3,118
Amortization of intangible assets	145	67	411	109

Operating income	5,543	1,547	14,565	9,224

Interest expense, net	646	384	1,161	1,417
Other expense (income), net	15	65	(91)	217

Income before income taxes	4,882	1,098	13,495	7,590

Income tax expense	1,395	412	4,625	2,846

Net income	$3,487	$686	$8,870	$4,744

Earnings per common share:
Basic	$0.19	$0.05	$0.53	$0.33
Diluted	$0.19	$0.05	$0.51	$0.33

Dividends declared per common share	$0.03	$0.03	$0.09	$0.09

Weighted average shares outstanding:
Basic	17,889	14,241	16,851	14,221
Diluted	18,306	14,799	17,504	14,562

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,332	$12,019
Accounts receivable, net	93,820	45,484
Inventory, net	93,606	61,932
Other current assets	11,120	11,370

Total current assets	208,878	130,805

Property, plant and equipment, net	153,262	106,683

Goodwill	14,277	14,277

Other assets	13,525	11,730

	$389,942	$263,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,155	$29,598
Accrued liabilities	21,804	17,491
Current portion of long-term debt	8,150	3,200

Total current liabilities	92,109	50,289

Long-term debt	72,500	53,000
Other liabilities	15,992	15,425

Total liabilities	180,601	118,714

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 17,903,622 and 14,283,323 shares issued and outstanding in 2004 and 2003, respectively	179	143
Additional paid-in capital	140,712	83,541
Retained earnings	70,724	63,443
Accumulated other comprehensive income (loss)	(2,274)	(2,346)

Total stockholders’ equity	209,341	144,781

	$389,942	$263,495

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Nine Months Ended
	September 30, 2004	September 28, 2003
	(Unaudited)
Cash flows from operating activities:
Net income	$8,870	$4,744
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,564	9,387
Other noncash charges	1,108	685
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(49,139)	(4,494)
Inventory	(26,946)	1,031
Other current assets	(1,435)	1,424
Accounts payable	35,488	1,517
Accrued liabilities	4,436	858

Net cash (used in) provided by operating activities	(14,054)	15,152

Cash flows from investing activities:
Capital expenditures	(38,245)	(16,983)
Purchase of the net assets of acquired entities	(29,399)	(1,520)
Proceeds from sale of assets	—	15
Changes in nonoperating assets and liabilities	(33)	172

Net cash used in investing activities	(67,677)	(18,316)

Cash flows from financing activities:
Net (decrease) increase in debt under revolving credit facility	(30,550)	4,000
Proceeds from long-term debt	55,000	—
Cash dividends paid	(1,486)	(1,275)
Proceeds from issuance of common stock	57,080	677

Net cash provided by financing activities	80,044	3,402

Net (decrease) increase in cash and cash equivalents	(1,687)	238

Cash and cash equivalents at beginning of period	12,019	12,403

Cash and cash equivalents at end of period	$10,332	$12,641

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), Sypris Electronics, LLC, Sypris Test & Measurement, Inc., Sypris Data Systems, Inc., and Sypris Technologies, Inc., and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2003 as presented in the Company’s annual report on Form 10-K.

(3)	Recent Accounting Pronouncements

On October 13, 2004, the FASB concluded that Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Note 5 – “Stock-Based Compensation” sets forth the pro forma effect on net income and earnings per share assuming we had applied the fair value recognition provisions of SFAS 123. The Company intends to adopt SFAS 123R effective July 1, 2005 such that the first period impacted will be the third quarter of 2005.

(4)	Acquisitions

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

On June 30, 2004, the Company acquired certain assets and liabilities of a plant located in Toluca, Mexico from Dana Corporation that will expand the Company’s manufacturing capabilities in steer axles, drive axle shafts and various drive train components. The transaction was accounted for as a purchase, in which the purchase price of $15,586,000 was initially allocated based on the fair values of the assets and liabilities acquired. The results of operations of the acquired business were included in the consolidated financial statements beginning July 1, 2004. Following are the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, which are subject to refinement (in thousands):

Current assets	$2,185
Property, plant and equipment	13,771
Other assets	500

Total assets acquired	16,456
Current liabilities assumed	(870)

Net assets acquired	$15,586

Other assets represent the estimated fair value of supply agreements with Dana that the Company will amortize on a straight-line basis over eight years.

(5)	Stock-Based Compensation

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 28, 2003	September 30, 2004	September 28, 2003
	(Unaudited)		(Unaudited)
Net income	$3,487	$686	$8,870	$4,744
Pro forma stock-based compensation expense, net of tax	(166)	(341)	(989)	(1,250)

Pro forma net income	$3,321	$345	$7,881	$3,494

Earnings per common share:
Basic – as reported	$0.19	$0.05	$0.53	$0.33
Basic – pro forma	$0.19	$0.02	$0.47	$0.25
Diluted – as reported	$0.19	$0.05	$0.51	$0.33
Diluted – pro forma	$0.18	$0.02	$0.45	$0.24

(6)	Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 28, 2003	September 30, 2004	September 28, 2003
	(Unaudited)		(Unaudited)
Shares used to compute basic earnings per common share	17,889	14,241	16,851	14,221
Dilutive effect of stock options	417	558	653	341

Shares used to compute diluted earnings per common share	18,306	14,799	17,504	14,562

(7)	Inventory

Inventory consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Raw materials	$34,804	$22,394
Work in process	18,366	15,854
Finished goods	5,749	3,052
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	48,130	36,569
Progress payments related to long-term contracts and programs	(6,696)	(9,851)
LIFO reserve	(1,308)	(940)
Reserve for excess and obsolete inventory	(5,439)	(5,146)

	$93,606	$61,932

(8)	Segment Data

The Company’s operations are conducted in two reportable business segments: the Electronics Group and the Industrial Group. There was no material intersegment net revenue recognized in any of the periods presented. The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 28, 2003	September 30, 2004	September 28, 2003
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Electronics Group	$40,028	$46,468	$118,627	$127,701
Industrial Group	78,429	22,430	185,102	70,733

	$118,457	$68,898	$303,729	$198,434

Gross profit:
Electronics Group	$6,827	$8,164	$22,188	$25,186
Industrial Group	8,860	1,405	20,972	7,375

	$15,687	$9,569	$43,160	$32,561

Operating income:
Electronics Group	$399	$1,760	$3,347	$7,061
Industrial Group	6,432	745	15,136	5,230
General, corporate and other	(1,288)	(958)	(3,918)	(3,067)

	$5,543	$1,547	$14,565	$9,224

			September 30, 2004	December 31, 2003
			(Unaudited)
Total assets:
Electronics Group			$130,136	$121,560
Industrial Group			247,293	121,429
General, corporate and other			12,513	20,506

			$389,942	$263,495

(9)	Commitments and Contingencies

The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

As of September 30, 2004, the Company had outstanding purchase commitments of approximately $11,057,000, primarily for the acquisition of manufacturing equipment for the Industrial Group.

(10)	Issuance of Common Stock

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

(11)	Issuance of Senior Notes

On June 10, 2004 and August 19, 2004, the Company issued a total of $55.0 million of senior notes through a private placement transaction. The notes consist of $7.5 million of notes due in 2009 bearing interest at 4.73%, $27.5 million of notes due in 2009 bearing interest at 5.35% and a $20.0 million note due in 2014 bearing interest at 5.78%. The senior notes contain customary affirmative and negative covenants, including financial covenants requiring the maintenance of a specified leverage ratio and minimum levels of net worth. As of September 30, 2004, the Company was in compliance with all covenants.

(12)	Employee Benefit Plans

Pension expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 28, 2003	September 30, 2004	September 28, 2003
	(Unaudited)		(Unaudited)
Service cost	$19	$42	$104	$95
Interest cost on projected benefit obligation	614	486	1,657	1,537
Net amortizations, deferrals and other costs	55	185	424	426
Expected return on plan assets	(616)	(688)	(1,969)	(1,985)

	$72	$25	$216	$73

Total estimated contributions paid to the Company’s pension plans during the nine months ended September 30, 2004 were approximately $694,000 and no further contributions are expected to be paid during the fourth quarter of 2004.

(13)	Income Taxes

The Company’s effective tax rate for the three months and nine months ended September 30, 2004 was 28.6% and 34.3%, respectively. An examination by the Internal Revenue Service of our federal income tax returns for prior years was completed during the third quarter of 2004 and a favorable adjustment to income tax expense of approximately $434,000 was recorded in the third quarter as the additional tax assessment was less than the estimated liability previously recorded. Other reconciling items between the federal statutory income tax rate of 34.0% and the effective tax rate include state income taxes, partially offset by management’s estimate for 2004 research and development tax credits and certain other permanent differences.

(14)	Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiary is the Mexican peso. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Total comprehensive income for the three months and nine months ended September 30, 2004 was $3,559,000 and $8,942,000, respectively, including a foreign currency translation adjustment of $72,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The tables presented below, which compare our results of operations for the three and nine month periods from 2004 to 2003, present the results for each period, the change in those results from 2004 to 2003 in both dollars and percentage and the results for each period as a percentage of net revenue. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Year Over Year Change” and “Year Over Year Percentage Change” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net revenue increases from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative number in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics.

In addition, as used in these tables, “NM” means “not meaningful.”

Three Months Ended September 30, 2004 Compared to Three Months Ended September 28, 2003

	Three Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	September 30, 2004	September 28, 2003	Favorable (Unfavorable)	Favorable (Unfavorable)	September 30, 2004	September 28, 2003
	(in thousands, except percentage data)
Net revenue:
Electronics Group	$40,028	$46,468	$(6,440)	(13.9)%	33.8%	67.4%
Industrial Group	78,429	22,430	55,999	249.7	66.2	32.6

Total	118,457	68,898	49,559	71.9	100.0	100.0

Cost of sales:
Electronics Group	33,201	38,304	5,103	13.3	82.9	82.4
Industrial Group	69,569	21,025	(48,544)	(230.9)	88.7	93.7

Total	102,770	59,329	(43,441)	(73.2)	86.8	86.1

Gross profit:
Electronics Group	6,827	8,164	(1,337)	(16.4)	17.1	17.6
Industrial Group	8,860	1,405	7,455	530.6	11.3	6.3

Total	15,687	9,569	6,118	63.9	13.2	13.9

Selling, general and administrative	8,915	6,925	(1,990)	(28.7)	7.5	10.1
Research and development	1,084	1,030	(54)	(5.2)	0.9	1.5
Amortization of intangible assets	145	67	(78)	(116.4)	0.1	0.1

Operating income	5,543	1,547	3,996	258.3	4.7	2.2

Interest expense, net	646	384	(262)	(68.2)	0.6	0.5
Other expense, net	15	65	50	76.9	0.0	0.1

Income before income taxes	4,882	1,098	3,784	344.6	4.1	1.6

Income tax expense	1,395	412	(983)	(238.6)	1.2	0.6

Net income	$3,487	$686	$2,801	408.3%	2.9%	1.0%

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 28, 2003

	Nine Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Nine Months Ended
	September 30, 2004	September 28, 2003	Favorable (Unfavorable)	Favorable (Unfavorable)	September 30, 2004	September 28, 2003
	(in thousands, except percentage data)
Net revenue:
Electronics Group	$118,627	$127,701	$(9,074)	(7.1)%	39.1%	64.4%
Industrial Group	185,102	70,733	114,369	161.7	60.9	35.6

Total	303,729	198,434	105,295	53.1	100.0	100.0

Cost of sales:
Electronics Group	96,439	102,515	6,076	5.9	81.3	80.3
Industrial Group	164,130	63,358	(100,772)	(159.1)	88.7	89.6

Total	260,569	165,873	(94,696)	(57.1)	85.8	83.6

Gross profit:
Electronics Group	22,188	25,186	(2,998)	(11.9)	18.7	19.7
Industrial Group	20,972	7,375	13,597	184.4	11.3	10.4

Total	43,160	32,561	10,599	32.6	14.2	16.4

Selling, general and administrative	25,701	20,110	(5,591)	(27.8)	8.5	10.1
Research and development	2,483	3,118	635	20.4	0.8	1.6
Amortization of intangible assets	411	109	(302)	(277.1)	0.1	0.1

Operating income	14,565	9,224	5,341	57.9	4.8	4.6

Interest expense, net	1,161	1,417	256	18.1	0.4	0.7
Other (income) expense, net	(91)	217	308	NM	—	0.1

Income before income taxes	13,495	7,590	5,905	77.8	4.4	3.8

Income tax expense	4,625	2,846	(1,779)	(62.5)	1.5	1.4

Net income	$8,870	$4,744	$4,126	87.0%	2.9%	2.4%

Backlog. Our backlog increased $63.7 million to $241.9 million at September 30, 2004, from $178.2 million at September 28, 2003, on $346.7 million in net orders in the nine months ended September 30, 2004 compared to $222.1 million in net orders in the nine months ended September 28, 2003. We expect to convert approximately 92% of the backlog at September 30, 2004 to revenue during the next twelve months.

Backlog for our Electronics Group decreased $6.9 million to $124.0 million at September 30, 2004, from $130.9 million at September 28, 2003, on $116.9 million in net orders in the nine months ended September 30, 2004 compared to $142.9 million in net orders in the nine months ended September 28, 2003. We expect to convert approximately 81% of the Electronics Group’s backlog at September 30, 2004 to revenue during the next twelve months.

Backlog for our Industrial Group increased $70.6 million to $117.9 million at September 30, 2004, from $47.3 million at September 28, 2003, on $229.8 million in net orders in the nine months ended September 30, 2004 compared to $79.2 million in net orders in the nine months ended September 28, 2003. The increase in backlog and net orders was due to three new contracts that closed since December 31, 2003. We expect to convert substantially all of the Industrial Group’s backlog at September 30, 2004 to revenue during the next twelve months.

Net Revenue. The Electronics Group derives its revenue from manufacturing services, other outsourced services and product sales. Manufacturing services revenue decreased $3.7 million in the third quarter and $9.4 million in the nine month period primarily due to reduced program funding for federal government agencies, delayed shipments and contracts completed during 2003. The delayed shipments arose during the second quarter and are currently expected to be shipped early in 2005. A sequential and comparable period increase in manufacturing services revenue is expected in the fourth quarter of 2004 primarily due to increased volume on certain large programs. Net revenue from other outsourced services increased $1.0 million in the third quarter and $6.3 million in the nine month period primarily due to an increase in calibration and testing services. Product sales decreased $3.7 million in the third quarter and $6.0 million in the nine month period primarily due to reduced government funding. Customer demand for the Electronics Group’s products is not expected to increase significantly during the fourth quarter and in 2005.

The Industrial Group entered into new multi-year contracts on December 31, 2003, May 3, 2004 and June 30, 2004 and, on each of the respective dates, acquired certain manufacturing assets from its customers in connection with the new contracts. These contracts include two with Dana Corporation for steer axle components, drive axle shafts and various drive train components for the light, medium and heavy-duty truck markets and one with ArvinMeritor, Inc. for trailer axle beams and various drive train components. The new contracts generated outsourced services revenue of $49.2 million and $96.5 million in the third quarter and nine month periods of 2004, respectively. Excluding the new contracts, the Industrial Group’s net revenue increased $6.8 million and $17.9 million in the third quarter and nine month periods, respectively, primarily due to a general increase in demand for medium and heavy-duty trucks. Net revenue in the Industrial Group is expected to decrease sequentially in the fourth quarter of 2004 due to the lower number of working days in the fourth quarter as compared to the third quarter. Net revenue is expected to show comparable period increases during 2005 due to the three new contracts, additional business opportunities with existing customers and anticipated growth in the medium and heavy-duty truck markets.

Gross Profit. The Electronics Group’s gross profit decreased in the third quarter and nine month periods primarily due to lower margins associated with the decrease in product revenue. Product revenue declined 38% for the third quarter and 23% for the nine months which resulted in a corresponding decrease in gross profit of $1.8 million and $3.3 million for the third quarter and nine month periods, respectively. The declines are primarily volume related, although competitive pricing pressure also began to impact profit margins during the third quarter. The decreased product gross profit was partially offset by improved margins from manufacturing and other outsourced services. Manufacturing and other outsourced services gross profit increased $0.5 million and $0.3 million during the third quarter and nine month periods, respectively, on decreased comparable period revenue. The comparable period variances include the negative impact in 2003 of warranty costs, technical problems and program termination costs on outsourced services gross profit. Gross profit as a percent of net revenue in the fourth quarter of 2004 is expected to be consistent with that reported for the third quarter.

The Industrial Group’s gross profit increased in the third quarter and nine month periods primarily due to the revenue growth from new contracts. Gross profit contributed by the new contracts was partially offset by manufacturing inefficiencies associated with disruptions in raw material and key components. The disruptions to production schedules during the third quarter were less than the first six months of 2004; however, production inefficiencies related to the timely and dependable receipt of steel and components are expected to continue through the first half of 2005. Even with these production issues, the overall increase in sales volume attributable to the new contracts and the anticipated growth in the truck market is expected to continue to result in comparable period gross profit increases in the fourth quarter of 2004 and throughout 2005.

Selling, General and Administrative. Selling, general and administrative expense increased in the third quarter and nine month periods primarily due to higher administrative costs related to additional infrastructure to support the new contracts in the Industrial Group and the overall growth of the business and an increase in selling-related expenses. Selling, general and administrative expense as a percentage of net revenue declined for the third quarter and nine month periods primarily due to the growth of the Industrial Group which has a lower operating cost structure.

Research and Development. Research and development expense in the comparable third quarter periods was approximately even, while research and development expense decreased in the comparable nine month period due to the completion of the first release of Silver Phoenix, a new data system product line within our Electronics Group. The majority of research and development costs during the first nine months of 2004 were related to future releases of this product.

Amortization of Intangible Assets. Amortization of intangible assets increased in the third quarter and nine month periods primarily due to certain identifiable intangible assets acquired in connection with the new Industrial Group contracts.

Interest Expense, Net. Interest expense increased in the third quarter due to the issuance of senior notes totaling $55 million in June and August 2004 at a weighted average interest rate of 5.4%. Interest expense decreased in the first nine months of 2004 due to a decrease in weighted average debt outstanding and a lower weighted average interest rate. The weighted average interest rate decreased effective with the July 2003 expiration of interest rate swap agreements with higher than market interest rates.

Income Taxes. Our effective income tax rate was 28.6% and 34.3% for the third quarter and nine month periods of 2004 as compared to 37.5% for the same periods of 2003. An examination by the Internal Revenue Service of our federal income tax returns for prior years was completed during the third quarter of 2004 and a favorable adjustment of $434,000 to income tax expense was recorded in the third quarter as the additional tax assessment was less than the estimated liability previously recorded. We expect the effective income tax rate for the fourth quarter of 2004 to be 37.5%.

Liquidity, Capital Resources and Financial Condition

Net cash used by operating activities for the first nine months of 2004 was $14.1 million as compared to net cash provided by operating activities of $15.1 million in the comparable prior year period. The change was primarily due to an investment in working capital to support the new Industrial Group contracts and the increased revenue from the growth in the commercial truck market. The increases in accounts receivable and accounts payable were primarily related to the new Industrial Group contracts as such accounts were not acquired in connection with these transactions. The increase in inventory also relates to the new Industrial Group contracts and the increase in volume attributable to the medium and heavy duty truck market.

Net cash used in investing activities for the first nine months of 2004 was $67.7 million, an increase of $49.4 million from the comparable prior year period. The increase includes the Industrial Group’s acquisition of net assets approximating $29.4 million related to the new contracts and capital expenditures for our Electronics Group and Industrial Group totaling $10.1 million and $27.9 million, respectively. Capital expenditures for our Electronics Group were principally comprised of manufacturing, assembly and test equipment. Capital expenditures for our Industrial Group included forging, machining, and centralized tooling equipment.

Net cash provided by financing activities for the first nine months of 2004 was $80.0 million, an increase of $76.6 million from the comparable prior year period. We received net proceeds of $55.2 million for our public stock offering of 3,450,000 shares of common stock that closed in March and April 2004. Proceeds from the offering were principally used to reduce debt on our revolving credit facility. We issued senior notes for a total of $55 million in June and August 2004 through private placement transactions.

We had total availability for borrowings and letters of credit under our revolving credit facility of $99.3 million at September 30, 2004, which, when combined with our unrestricted cash balance of $10.3 million, provides for total cash and borrowing capacity of $109.6 million. Maximum borrowings on the revolving credit facility are $125.0 million, subject to a $15.0 million limit for letters of credit. The credit agreement includes an option to increase the amount of available credit to $150.0 million from $125.0 million, subject to the lead bank’s approval. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group.

As a result of the repayment of debt on our revolving credit facility with proceeds from the public stock offering and the issuance of senior notes, our principal commitment for the revolving credit facility decreased from the amounts disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. As of September 30, 2004, our principal commitment under the revolving credit facility was $8.2 million and $17.5 million due in 2004 and 2008, respectively. Additionally, as of September 30, 2004 we have senior notes for $7.5 million, $27.5 million and $20.0 million due in 2009, 2011 and 2014, respectively. We also had purchase commitments totaling approximately $11.1 million at September 30, 2004, primarily for manufacturing equipment for the Industrial Group.

On June 30, 2004, a newly-formed Mexican subsidiary of the Company acquired certain assets of a manufacturing facility located in Toluca, Mexico. The results of operations of the acquired business have been included in the consolidated financial statements beginning July 1, 2004. The translation of the financial statements of the Company’s Mexican subsidiary from the Mexican peso to the U.S. dollar subjects the Company to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in U.S. dollars. Management does not consider its exposure to exchange rate risks to be material and considers the Mexican peso a relatively stable currency. The Company does not typically manage its related foreign currency exchange rate risk through the use of financial instruments.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There have been no significant changes in our critical accounting policies during the first nine months of 2004.

Forward-looking Statements

This Form 10-Q may contain projections and other “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as they relate to, or may affect, the Company’s future results. These statements only reflect management’s current opinions and no assurance can be given that any of these results will actually occur. Important factors could cause performance to differ materially from projected results contained in, or based upon, these statements, including: the discovery of, or failure to discover, material issues during due diligence; the failure to agree on the final terms of definitive agreements, long-term supply agreements, collective bargaining agreements, or related agreements or any party’s breach of, or refusal to close the transactions reflected in, those agreements; the ability to successfully manage growth or contraction in the economy, or the commercial vehicle or electronics markets; access to capital on favorable terms as needed for operations or growth; availability of funds under our credit facility; the ability to achieve expected annual savings and synergies from past and future business combinations or otherwise to successfully integrate such combinations; competitive factors and price pressures; cost and availability of raw materials such as steel, third party component parts, tooling, spare parts, equipment or other supplies on a timely basis; inventory valuation; changes in product mix; program changes, delays, or cancellations by the government or other customers; concentrated reliance on major customers or suppliers; cost efficiency and yield issues associated with the Company’s manufacturing facilities; revisions in estimated costs related to major contracts; labor relations; risks inherent in operating abroad, including unexpected changes or volatility in foreign currency exchange rates; performance of our pension fund portfolios; changes in applicable law or in the Company’s regulatory authorizations, security clearances, or other legal rights to conduct its business, deal with its work force, import or export goods and services; adverse regulatory actions, or other governmental sanctions; unexpected costs of compliance programs, including Sarbanes-Oxley Act compliance programs; risks of litigation, including litigation with respect to environmental, asbestos-related, product liability or contractual matters, customer or supplier claims, or stockholders; the effects (including possible increases in the cost of doing business) resulting from future war and terrorists activities or political uncertainties; energy cost increases; cost and availability of insurance coverage; natural disasters, casualties, utility disruptions or price increases, or the failure to anticipate unknown risks and uncertainties present in the Company’s businesses; dependence on current management; volatility of the Company’s stock price; as well as other factors included in the Company’s reports filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.0% at September 30, 2004) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense approximating $256,500 on an annualized basis, based upon our debt outstanding at September 30, 2004. Fluctuations in foreign currency exchange rates have historically had an immaterial impact on our earnings, fair values or cash flows, because the vast majority of our transactions are denominated in U.S. dollars. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to materially affect operations in the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of June 10, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: November 9, 2004	By:	/s/ David D. Johnson
(David D. Johnson)
Vice President & Chief Financial Officer

Date: November 9, 2004	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Accounting Officer