Form 10-K
period 2004-12-31
SYPRIS SOLUTIONS INC
filed 2005-03-11
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004.

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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of June 30, 2004, shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of the registrant’s common stock reported for such date on the Nasdaq National Market), had an aggregate market value of approximately $178,150,998. As of February 28, 2005 the registrant had 17,980,914 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held April 26, 2005 are incorporated by reference into Part III to the extent described therein.

In this Form 10-K, “Sypris,” “SYPR,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Form 10-K are the property of their respective owners.

PART I

Item 1. Business

General

We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design, testing and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for aerospace & defense electronics, truck components & assemblies, and for users of test & measurement equipment. Revenue from our three core markets accounted for approximately 96% of our revenue during the year ended December 31, 2004, while revenue from our outsourced services accounted for approximately 92% of our revenue. We expect these percentages to increase in the future.

We focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry leaders who embrace multi-year contractual relationships as a strategic component of their supply chain management. These contracts, many of which are sole-source by part number and are for terms of up to ten years, enable us to invest in leading-edge technologies to help our customers remain competitive. The productivity, flexibility and economies of scale that result become an important means for differentiating ourselves from the competition when it comes to cost, quality, reliability and customer service.

Truck Components & Assemblies. We are the principal supplier of manufacturing services for the forging and machining of medium and heavy-duty truck axle shafts and other drive train components in North America. We produce these axle shafts and components under multi-year, sole-source contracts with ArvinMeritor, Inc. and Dana Corporation, the two primary providers of drive train assemblies for use by the leading truck manufacturers, including Ford Motor Company, Freightliner LLC, Mack Trucks, Inc., Navistar International Corporation, PACCAR, Inc. and Volvo Truck Corporation. We supply ArvinMeritor with trailer axle beams for use by the leading trailer manufacturers, including Wabash National Corporation, Great Dane Limited Partnership, Stoughton Trailers, LLC, Hyundai Motor Company, Trailmobile Corporation, Dorsey Trailer Company and Utility Trailer Manufacturing Company. We also supply Visteon Corporation with light axle shafts for Ford’s F150, F250, F350 and Ranger series pickup trucks, Ford Expedition, Lincoln Navigator and the Ford Mustang GT. We continue to support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies. Our truck components & assemblies business accounted for approximately 58% of net revenue in 2004.

Aerospace & Defense Electronics. We are an established supplier of manufacturing services for the production of complex circuit cards, high-level assemblies and subsystems. We have long-term relationships with many of the leading aerospace & defense contractors, including Boeing Company, General Dynamics Corporation, Honeywell International, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation and Raytheon Company. We manufacture these complex electronic assemblies under multi-year contracts for the missile guidance systems of the AMRAAM and Brimstone missile programs, and for the main color display systems for the cockpit of the AH-64D Apache Longbow attack helicopter. We also have a long-term relationship with the National Security Agency to design and build secure communications equipment and write encryption software. The defense budget for fiscal 2005 contains provisions to increase spending for missiles, smart weapons, sensors, surveillance, intelligence and secure communications, areas for which we have long provided essential services and products; however, funds were diverted in 2004 to finance the armed forces and related equipment and expendable supplies for the war in Iraq and we expect this to continue throughout 2005. Our aerospace & defense electronics business accounted for approximately 28% of net revenue in 2004.

Test & Measurement Services. We provide technical services for the calibration, certification and repair of test & measurement equipment in the U.S. We have a multi-year, sole-source contract with the Federal Aviation Administration to calibrate and certify the equipment that is used to maintain the radar systems and directional beacons at over 500 airports in the U.S., the Caribbean and the South Pacific. We also have a multi-year, sole-source contract with the National Weather Service to calibrate the equipment that is used to maintain the NEXRAD Doppler radar systems at over 130 advanced warning weather service radar stations in 45 states, the Caribbean and

Guam. We also have a multi-year contract with AT&T Corporation to provide calibration and certification services at over 200 of its central and field switching locations. We are seeing an increased interest by large companies in awarding multi-site contracts for calibration services in order to accelerate vendor reduction programs and reduce costs. Our test & measurement services business accounted for approximately 10% of net revenue in 2004.

Certain Developments

On December 31, 2003, we completed the first phase of a two-phase transaction with Dana in which we entered into a new eight-year agreement to supply a wide range of drive train components for the light, medium and heavy-duty truck markets to Dana. In connection with this agreement, we acquired the property, plant, and equipment as well as certain component inventories associated with Dana’s manufacturing plant in Morganton, North Carolina. On June 30, 2004, we completed the second phase of the transaction in which we entered into an eight-year agreement with Dana for the supply of forged and machined components for use in the medium and heavy-duty truck markets. In connection with this agreement, we acquired certain of the property, plant, and equipment as well as certain component inventories associated with Dana’s manufacturing campus in Toluca, Mexico. During 2004, we also acquired or entered into agreements to acquire certain production equipment located at other Dana facilities in the U.S. and amended the terms of our various supply agreements with Dana to extend the expiration date of all supply agreements to December 31, 2014.

On May 3, 2004, we entered into a series of multi-year agreements with ArvinMeritor to supply trailer axle beams and a variety of drive train components to ArvinMeritor. The outsourcing arrangement will begin in phases over the next several years, the first of which began on May 3, 2004. The initial terms of the contracts vary, but in each case represent a long-term, multi-year commitment to the supply arrangement. As part of the transaction, we acquired ArvinMeritor’s Kenton, Ohio plant that specializes in the manufacture of trailer axle beams. In addition, the transaction included a five-year extension of an existing five-year supply agreement that would have expired on December 31, 2004, under which we supply ArvinMeritor with axle shafts for medium and heavy-duty trucks.

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

Our Markets

Truck Components & Assemblies. The truck components & assemblies market consists of the original equipment manufacturers, or OEMs, including DaimlerChrysler Corporation, Ford, Freightliner, General Motors Corporation, Mack, Navistar, PACCAR and Volvo, and a deep and extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. The trailer market consists of OEMs including Wabash, Great Dane, Stoughton, Hyundai, Trailmobile, Dorsey and Utility. Tier I companies represent the primary suppliers to the OEMs and includes ArvinMeritor, Dana, Delphi Automotive Systems Corporation, Eaton Corporation, and Visteon, among others. Many of the Tier I companies are confronted with excess capacity, high hourly wage rates, costly benefit packages and aging capital equipment. Below this group of companies reside numerous suppliers who either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components & assemblies and the trailer markets, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels.

In an attempt to gain a competitive advantage, many OEMs have been reducing the number of suppliers they utilize. These manufacturers are choosing stronger relationships with fewer suppliers who are capable of investing to support their operations. In response to this trend, many suppliers have combined with others to gain the critical mass required to support these needs. As a result, the number of Tier I suppliers is being reduced, but in many cases, the aggregate production capacity of these companies has yet to be addressed. We believe that as Tier I suppliers seek to eliminate excess capacity, they will increasingly choose outsourcing as a means to enhance their financial performance and as a result, companies, such as Sypris, will be presented with new business and acquisition opportunities.

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

Concentrate on our Core Markets. We will continue to focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We have been an established supplier of manufacturing and technical services to major aerospace & defense companies and agencies of the U.S. Government for over 38 years. We are the principal supplier of medium and heavy-duty truck axle shafts in North America, and we are the sole provider of calibration, certification and repair services for equipment used by the Federal Aviation Administration to maintain the radar systems and directional beacons at each of the airports it serves in the U.S., the Caribbean and the South Pacific.

Dedicate our Resources to Support Strategic Partnerships. We will continue to dedicate our resources to support the needs of industry leaders who embrace multi-year contractual relationships as a strategic component of their supply chain management and have the potential for long-term growth. We prefer contracts that are sole-source by part number so we can work closely with the customer to the mutual benefit of both parties. In recent years, we have entered into multi-year manufacturing services agreements with Boeing, General Dynamics, Honeywell, Lockheed Martin, Northrup Grumman and Raytheon. We have also announced the award of sole-source supply agreements with Visteon, ArvinMeritor, and Dana that run through 2006, 2013 and 2014, respectively. Our success in establishing outsourcing partnerships with key customers has led to additional contracts, and we believe that if we continue to successfully perform on these contracts, we will have additional growth opportunities with these and other customers.

Pursue the Strategic Acquisition of Customer-Owned Assets. We will continue to pursue the strategic acquisition of customer-owned assets that serve to consolidate our position of leadership in our core markets, create or strengthen our relationships with leading companies and expand our range of value-added services in return for multi-year supply agreements. Since these assets are integrated with our core businesses, we generally are able to use these assets to support other customers, thereby improving asset utilization and achieving greater productivity, flexibility and economies of scale. In recent years, we have completed three such transactions with Dana and one with ArvinMeritor.

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

Invest to Increase our Competitiveness and that of our Partners. We will continue to invest in advanced manufacturing and process technologies to reduce the cost of the services we provide for our customers on an ongoing basis. We continue to expand and automate the services we provide to our customers in the truck components & assemblies market, with approximately $102 million invested from 2000 to 2004. The automation substantially increased our output per man hour and enabled us to offer our customers reduced pricing that helped them to remain competitive on a global scale. Our ability to leverage this capability across a number of customers in the future will further improve our capacity utilization, absorption of overhead and reduce our manufacturing costs.

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

Truck Components & Assemblies:

ArvinMeritor	Axle shafts and drive train components for medium and heavy-duty trucks and axle beams for trailers.

Dana	Axle shafts, drive train components and steer axle components for use in light, medium and heavy-duty trucks.

Visteon	Axle shafts for pickup trucks and sport utility vehicles.

Aerospace & Defense Electronics:

Boeing	Complex circuit cards for the Brimstone missile guidance systems.

Honeywell	Complex circuit cards for the color display systems of the AH-64D Apache Longbow attack helicopter.

Lockheed Martin	Space electronics for the space shuttle and the international space station, and data systems for a fleet ballistic missile program.

National Security Agency	Secure communications equipment, recording systems and encryption software.

Raytheon	Complex circuit cards and high level assemblies for use in satellite communications systems, the AMRAAM (advanced, medium-range, air attack missile) missile guidance system, and secure tactical communication systems.

Test & Measurement Services:

AT&T	Calibration and certification services at over 200 central and field switching locations.

Federal Aviation Administration	Calibration and certification services at over 500 airports or airways facilities.

Lockheed Martin	Testing of electronic components for use in space and defense applications.

National Weather Service	Calibration and certification services for over 130 advanced warning weather radar stations.

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

Our Customers

Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offering. Our five largest customers in 2004, 2003 and 2002 were ArvinMeritor, Dana, Honeywell, Raytheon and Visteon. These five customers accounted for 67%, 51% and 50% of net revenue in 2004, 2003 and 2002, respectively.

For the year ended December 31, 2004, the U.S. Government and Government Agencies, including the National Security Agency, collectively represented approximately 9% of our net revenue, Dana represented approximately 36% of our net revenue and ArvinMeritor represented approximately 15% of our net revenue.

Sales and Business Development

Our principal sources of new business originate from the expansion of existing relationships, referrals and direct sales through senior management, direct sales personnel, domestic and international sales representatives, distributors and market specialists. We supplement these selling efforts with a variety of sales literature, advertising in numerous trade media and participation in trade shows. We also utilize engineering specialists extensively to facilitate the sales process by working with potential customers to reduce the cost of the service they need. Our specialists achieve this objective by working with the customer to improve their product’s design for ease of manufacturing, reducing the amount of set-up time or material that may be required to produce the product, or by developing software that can automate the test and/or certification process. The award of contracts or programs can be a lengthy process, which in some circumstances can extend well beyond 12 months. In addition, we have and intend to selectively acquire assets from our customers in exchange for multi-year supply agreements and then leverage the newly acquired manufacturing capabilities to additional customers.

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

Backlog

Our order backlog at December 31, 2004 was $249.8 million as compared to order backlog at December 31, 2003 of $199.0 million. Backlog for the Aerospace & Defense segment, the Test & Measurement segment and the Industrial Group at December 31, 2004 was $113.9 million, $4.4 million and $131.5 million, respectively. Backlog for the Aerospace & Defense segment, the Test & Measurement segment and the Industrial Group at December 31, 2003 was $120.0 million, $5.8 million and $73.2 million, respectively. Backlog consists of firm purchase orders with scheduled delivery dates and quantities. Total backlog at December 31, 2004 included $224.9 million for orders that are expected to be filled within 12 months. Our backlog has varied from quarter to quarter and may vary significantly in the future as a result of the timing of significant new orders and/or shipments, order cancellations, material availability and other factors.

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

Suppliers

For the majority of our business, we purchase raw materials and component parts from suppliers chosen by our customers, at prices negotiated by our customers. When these suppliers increase their prices, cause delays in production schedules or fail to meet our customers’ quality standards, our customers have contractually agreed to reimburse us for the costs associated with such price increases and not to charge us for their costs caused by such delays or quality issues. Accordingly, our risks are primarily limited to accurate inspections of such materials, timely communications, and the collection of such reimbursements or charges, along with any additional costs incurred by us due to delays in, interruptions of, or non-optimal scheduling of, production schedules. For a smaller portion of our business, we arrange our own suppliers and assume the additional risks of price increases, quality concerns and production delays.

Raw steel and fabricated steel parts are a major component of our cost of sales and net revenue for the truck components & assemblies business. We purchase the majority of our steel for use in this business at the direction of our customers, with any periodic changes in the price of steel being reflected in the prices we are paid for our services, such that we neither benefit from nor are directly harmed by any future changes in the price of steel.

There can be no assurance that supply interruptions or price increases will not slow production, delay shipments to our customers or increase costs in the future, any of which could adversely affect our financial results. Delays, interruptions, or non-optimal scheduling of production related to interruptions in raw materials supplies can be expected to increase our costs.

Research and Development

Our research and development activities are mainly related to our product lines that serve the aerospace & defense electronics market. Most of the expenditures related to our outsourced services are for process improvements and are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small percentage of our net revenue. We invested $3.7 million, $4.2 million and $3.4 million in research and development in 2004, 2003 and 2002, respectively. We also utilize our research and development capability to develop processes and technologies for the benefit of our customers.

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

Government Regulation

Our operations are subject to compliance with regulatory requirements of federal, state and local authorities, both in the U.S. and in Mexico, including regulations concerning financial reporting and controls, labor relations, export and import matters, health and safety matters and protection of the environment. While compliance with applicable regulations has not adversely affected our operations in the past, there can be no assurance that we will continue to be in compliance in the future or that these regulations will not change or that the costs of compliance will not be material to us.

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

We are also subject to comprehensive and changing federal, state and local environmental requirements, both in the U.S. and in Mexico, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with releases of hazardous substances. We use hazardous substances in our operations and as is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties, we may be held liable and may be required to pay the cost of remedying the condition. The amount of any resulting liability could be material.

Employees

As of December 31, 2004, we had a total of approximately 2,866 employees, 2,429 engaged in manufacturing and providing our technical services, 62 engaged in sales and marketing, 176 engaged in engineering and 199 engaged in administration. Approximately 1,316 of our employees are covered by collective bargaining agreements with various unions that expire on various dates through 2009, including a number of agreements that will be renegotiated in 2005. Although we believe overall that our relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our results of operations.

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

Location	Market Served	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:

Louisville, Kentucky		Lease (2014)	10,800

Manufacturing and Service Facilities:

Kenton, Ohio	Truck Components & Assemblies	Own	540,000	QS 9000

Louisville, Kentucky	Truck Components & Assemblies	Own	467,000	QS 9000

Marion, Ohio	Truck Components & Assemblies	Own	255,000	QS 9000

Morganton, North Carolina	Truck Components & Assemblies	Own	350,000	QS 9000

Orlando, Florida	Test & Measurement Services	Own	62,000	ISO 9001 ISO 9002 ISO 17025/Guide 25 MIL-STD 750 MIL-STD 883 MIL-STD 202 MIL-STD 810

San Dimas, California	Aerospace & Defense Electronics	Lease (2015)	26,300	ISO 9001

Tampa, Florida	Aerospace & Defense Electronics	Lease (2007)	308,000	ISO 9001 AS 9100 NASA-STD-8739 MIL-Q-9858A MIL-STD-2000A MIL-STD 45662 MIL-STD 801D

Toluca, Mexico	Truck Components & Assemblies	Own	209,700	QS 9000

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

Ongoing environmental proceedings include the following:

•	Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the State of Ohio voluntary action program standards applicable to the site. We continue to test and assess this site to determine the extent of this contamination by the prior owners of the facility. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2002.

•

A leased facility we formerly occupied in Tampa, Florida is currently subject to remediation activities related to groundwater contamination involving methylene chloride and other volatile organic compounds which occurred prior to our use of the facility. The contamination extends beyond the boundaries of the facility. In December 1986, Honeywell, a prior operator of the facility, entered into a consent order with the Florida Department of Environmental Regulation under which Honeywell agreed to remediate the contamination, the full scope of which has not yet been determined. We purchased the assets of a business formerly located on this leased site and operated that business from 1993 until December 1994. Philips Electronics, the seller of those assets, has agreed to indemnify us with respect to environmental matters arising from groundwater contamination at the site prior to our use of the facility. On November 3, 2004, Sypris Electronics was served as a co-defendant with Honeywell International, Inc. and Phillips Electronics America Corporation in an environmental lawsuit filed in the Circuit Court of Thirteenth Judicial Circuit Hillsborough County, Florida by Helen Jones and other surrounding landowners, alleging various damages caused by such contamination. Philips Electronics has agreed to pay for our defense costs and the action has been removed to US District Court for the Middle District of Florida, Tampa Division. A motion to dismiss Sypris Electronics has been filed.

•	In December 1992, we acquired certain business assets formerly located at a leased facility in Littleton, Colorado. Certain chlorinated solvents disposed of on the site by Honeywell, a previous owner of the business, have contaminated the groundwater at and around the site. Alliant Techsystems, from which we acquired the business assets, operates a remediation system approved by the State of Colorado and has also entered into a consent order with the EPA providing for additional investigation at the site. Alliant Techsystems has agreed to indemnify us with respect to these matters.

•	Our Morganton, North Carolina and Toluca, Mexico facilities are subject to soil contamination involving petroleum compounds, among other concerns. We continue to test and assess these sites to determine the extent of any contamination by the prior owners of the facility. Under our purchase agreement for each facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notify Dana prior to December 31, 2005, or June 30, 2006, respectively.

•	Our Kenton, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, volatile organic compounds, certain metals, PCBs and other contaminants. We continue to test and assess this site to determine the extent of any contamination by the prior owners of the facility. Under our purchase agreement for this facility, Meritor Heavy Vehicle Systems has agreed to indemnify us for environmental violations that existed on the site as of closing and as to which we notify ArvinMeritor prior to May 2, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “SYPR.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by the Nasdaq National Market.

	High	Low
Year ended December 31, 2003:
First Quarter	$11.25	$6.88
Second Quarter	10.75	7.50
Third Quarter	16.61	10.25
Fourth Quarter	17.55	12.78

Year ended December 31, 2004:
First Quarter	$21.90	$17.00
Second Quarter	21.17	17.25
Third Quarter	14.23	11.08
Fourth Quarter	16.81	12.98

As of February 28, 2005, there were 1,229 holders of record of our common stock.

On September 22, 2002, our Board of Directors declared an initial quarterly cash dividend of $0.03 per common share outstanding. Cash dividends of $0.03 per common share have been paid quarterly since the initial dividend was declared in 2002. Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion.

Item 6. Selected Financial Data

The following selected financial data (in thousands except per share data) should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K. The selected financial data set forth below with respect to statements of income for each of the years in the three-year period ended December 31, 2004 and with respect to the balance sheets at December 31, 2004 and 2003, are derived from our audited financial statements. These financial statements are included elsewhere in this Form 10-K and the data below are qualified by reference to those financial statements and related notes. The statements of income data for the years ended December 31, 2001 and 2000 and the balance sheet data at December 31, 2002, 2001 and 2000 are derived from our audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2004 (1)(2)	2003	2002	2001 (3)(4)	2000 (3)(5)
Consolidated Income Statement Data:

Net revenue	$425,402	$276,605	$273,477	$254,640	$216,571
Cost of sales	373,247	230,593	223,956	211,093	176,258

Gross profit	52,155	46,012	49,521	43,547	40,313

Selling, general and administrative	35,248	26,711	27,114	26,134	26,881
Research and development	3,697	4,166	3,354	3,054	3,574
Amortization of intangible assets	596	194	97	1,329	1,436
Special charges	—	—	—	—	2,945

Operating income	12,614	14,941	18,956	13,030	5,477

Interest expense, net	2,100	1,693	2,742	4,111	4,035
Other (income) expense, net	(138)	230	(159)	(358)	(344)

Income before income taxes	10,652	13,018	16,373	9,277	1,786

Income tax expense (benefit)	3,245	4,883	4,934	2,910	(1,398)

Net income	$7,407	$8,135	$11,439	$6,367	$3,184

Net income per share:
Basic	$0.43	$0.57	$0.87	$0.65	$0.33
Diluted	$0.42	$0.56	$0.84	$0.63	$0.32

Cash dividends declared per common share	$0.12	$0.12	$0.06	$—	$—

Shares used in computing per share amounts:
Basic	17,119	14,237	13,117	9,828	9,671
Diluted	17,745	14,653	13,664	10,028	9,964

	December 31,
	2004 (1)	2003 (2)	2002	2001 (4)	2000
Consolidated Balance Sheet Data:

Cash and cash equivalents	$14,060	$12,019	$12,403	$13,232	$14,674
Working capital	145,359	80,516	77,593	67,325	58,602
Total assets	428,954	263,495	223,605	211,444	179,122
Current portion of long-term debt	7,000	3,200	7,000	7,500	2,500
Long-term debt, net of current portion	110,000	53,000	30,000	80,000	62,500
Total stockholders’ equity	207,436	144,781	137,035	70,120	64,205

(1)	On May 3, 2004 and June 30, 2004, respectively, we completed the acquisition of the net assets of ArvinMeritor’s Kenton, Ohio facility and Dana’s Toluca, Mexico facility and their results of operations and related purchased assets are included from those dates forward.
(2)	On December 31, 2003, we completed the acquisition of the net assets of Dana’s Morganton, North Carolina facility and its results of operations and related purchased assets are included from that date forward.
(3)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which required us to discontinue the amortization of goodwill. Amortization of goodwill decreased earnings per share by $0.08 in the years ended December 31, 2001 and 2000.
(4)	On May 31, 2001, we completed the acquisition of the net assets of Dana’s Marion, Ohio facility and its results of operations and related purchased assets are included from that date forward.
(5)	Special charges were recognized in 2000 related to the consolidation of certain operations within the Aerospace & Defense segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with the other financial information and consolidated financial statements included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Forward-Looking Statements” and elsewhere in this Form 10-K.

Overview

We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design, testing and other technical services, typically under multi-year, sole-source contracts with major companies and government agencies in the markets for aerospace & defense electronics, truck components & assemblies, and test & measurement services. Revenue from our three core markets accounted for approximately 96% of our revenue for the year ended December 31, 2004, while revenue from our outsourced services accounted for approximately 92% of our revenue. We expect these percentages to increase in the future.

The Company is organized into two business groups, the Industrial Group and the Electronics Group. The Industrial Group is one reportable business segment, while the Electronics Group includes two reportable business segments, Aerospace & Defense and Test & Measurement. The Industrial Group is comprised of Sypris Technologies, Inc. and its subsidiaries, which generates revenue primarily from the sale of manufacturing services to customers in the market for truck components & assemblies and from the sale of products to the energy and chemical markets. The Aerospace & Defense reportable segment is comprised of Sypris Data Systems, Inc. and Sypris Electronics, LLC. Revenue from this group is derived primarily from the sale of manufacturing services, technical services and products to customers in the market for aerospace & defense electronics. The Test & Measurement reportable segment consists solely of Sypris Test & Measurement, Inc., which generates revenue primarily from providing technical services for the calibration, certification and repair of test and measurement equipment in the U.S. We previously had only two reportable business segments and therefore, segment information for 2003 and 2002 has been reclassified to be consistent with the current year presentation.

Our objective is to become the leading outsourcing specialist in each of our core markets for aerospace & defense electronics, truck components & assemblies, and test & measurement services. We have focused our efforts on establishing long-term relationships with industry leaders who embrace multi-year contractual relationships as a strategic component of their supply chain management.

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

On December 31, 2003, we completed the first phase of a two-phase transaction with Dana in which we entered into a new eight-year agreement to supply a wide range of drive train components for the light, medium and heavy-duty truck markets to Dana. In connection with this agreement, we acquired the property, plant, and equipment and certain component inventories associated with Dana’s manufacturing plant in Morganton, North Carolina for a purchase price of approximately $22 million. In addition, the parties agreed to a three-year extension of an existing seven-year supply agreement that we originally entered into on May 31, 2001. In the second phase of the transaction, which closed on June 30, 2004, we entered into an eight-year agreement with Dana for the supply of forged and machined components for use in the medium and heavy-duty truck markets. In connection with this agreement, we acquired certain of the property, plant, and equipment as well as certain component inventories associated with Dana’s manufacturing campus in Toluca, Mexico. During 2004, we also acquired or entered into agreements to acquire certain production equipment located at other Dana facilities in the U.S. and amended the terms of our various supply agreements with Dana to extend the expiration date of all supply agreements to September 2014.

On May 3, 2004, we entered into a series of multi-year contracts with ArvinMeritor to supply trailer axle beams and a variety of drive train components to ArvinMeritor. The outsourcing arrangement will begin in phases over the next several years, the first of which began on May 3, 2004. The initial terms of the contracts vary, but in each case represent a long-term, multi-year commitment to the supply arrangement. As part of the transaction, we acquired certain of the property, plant, and equipment as well as certain component inventories associated with ArvinMeritor’s Kenton, Ohio plant that specializes in the manufacture of trailer axle beams. In addition, the transaction provided for a five-year extension of an existing five-year supply agreement that would have expired on December 31, 2004 under which we supply ArvinMeritor with axle shafts for medium and heavy-duty trucks.

The net revenue from the operations acquired in these transactions was $142.5 million in 2004. The prices contained in these agreements for our services are fixed for an initial term and generally reduced thereafter in accordance with schedules contained in the agreements. We believe these price reductions will not materially affect our profitability. We purchase raw steel and fabricated steel parts for these agreements at the direction of our customers, with any periodic changes in the price of steel being reflected in the prices we are paid for our services, such that we neither benefit from nor are directly harmed by any future changes in the price of steel. The agreements also provide for us to share in the benefits of any cost reduction suggestions that we make that are accepted by our customers.

Accounting Policies. Our significant accounting policies are described in Note 1 to the consolidated financial statements included elsewhere in this annual report. We believe our most critical accounting policies include revenue recognition and cost estimation on certain contracts for which we use percentage of completion methods of accounting, allowance for doubtful accounts, impairments and reserves for excess, obsolete and scrap inventory, as described immediately below.

The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion methodologies affect the amounts reported in our consolidated financial statements. A number of internal and external factors affect our cost of sales estimates, including labor rate and efficiency variances, revised estimates of warranty costs, estimated future material prices and customer specification and testing requirement changes. If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported in our consolidated financial statements.

Net Revenue. The majority of our outsourced services revenue is derived from manufacturing services contracts under which we supply products to our customers according to specifications provided under our contracts. We generally recognize revenue for these outsourced services, as well as our product sales, when we ship the products, at which time title generally passes to the customer.

Contract revenue in our Aerospace & Defense segment is recognized using the percentage of completion method, generally using units-of-delivery as the basis to measure progress toward completing the contract. Revenue is recognized on these contracts when units are delivered to the customer, with unit revenue based upon unit prices as set forth in the applicable contracts. The costs attributed to contract revenue are based upon the estimated average costs of all units to be shipped. The cumulative average costs of units shipped to date are adjusted through current operations as estimates of future costs to complete change. Revenue under certain other multi-year fixed price contracts is recorded using achievement of performance milestones or cost-to-cost as the basis to measure progress toward completing the contract. The basis for the measurement of progress toward completion is applied consistently to contracts with similar performance characteristics. Amounts representing contract change orders or claims are included in revenue when these costs are reliably estimated and realization is probable. We recognize all other revenue as product is shipped and title passes, or when the service is provided to the customer. Our net revenue includes adjustments for estimated product warranty and allowances for returns by our customers.

Generally, the percentage of completion method based on units of delivery is applied by our Aerospace & Defense segment for outsourced services provided under multi-year contracts. Approximately 18%, 35% and 44% of total net revenue was recognized under the percentage of completion method based on units of delivery during 2004, 2003 and 2002, respectively. Approximately 3% and 5% of total net revenue was recognized under the percentage of completion method based on milestones or cost-to-cost during 2004 and 2003, respectively. In 2002, substantially all such amounts were accounted for under the units-of-delivery method.

Cost of Sales. Cost of sales consists primarily of our payments to our suppliers, compensation, payroll taxes and employee benefits for service and manufacturing personnel, and purchasing and manufacturing overhead costs. The contracts for which our Aerospace & Defense segment recognizes net revenue under the percentage of completion method involve the use of estimates for cost of sales. We compare estimated costs to complete an entire contract to total net revenue for the term of the contract to arrive at an estimated gross margin percentage for each contract. Each month, the estimated gross margin percentage is applied to the cumulative net revenue recognized on the contract to arrive at cost of sales for the period.

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

Allowance for Doubtful Accounts. We establish reserves for uncollectible accounts receivable based on overall receivable aging levels, a specific evaluation of accounts for customers with known financial difficulties and evaluation of customer chargebacks, if any. These reserves and corresponding write-offs could significantly increase if our customers experience deteriorating financial results or in the event we receive a significant chargeback which is deemed uncollectible.

Impairments. Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested at least annually for impairment by calculating the estimated fair value of each business with which goodwill is associated. The estimated fair value is based on a discounted cash flow analysis that requires judgment in our evaluation of the business and establishing an appropriate discount rate and terminal value to apply in the calculations. In selecting these and other assumptions for each business, we consider historical performance, forecasted operating results, general market conditions and industry considerations specific to the business. It is possible that the assumptions underlying the impairment analysis will change in such a manner that impairment charges may occur. We likely would compute a materially different fair value for a business if different assumptions were used or if circumstances were to change.

At December 31, 2004, net assets of our Test & Measurement segment were $14.0 million, including goodwill of $6.9 million. Our Test & Measurement segment reported an operating loss in 2004 and 2003 of $0.4 million and $0.6 million, respectively, primarily as a result of decreased product sales, cost and process inefficiencies on certain technical services provided by this segment and an unfavorable mix of technical service revenue. A new senior management team was installed in 2003 for this segment and spending for sales, marketing, research and development were increased in 2004 to grow the revenue base and various organizational changes were made to improve the operations. Such investments yielded increased net revenue and gross margin in 2004 and continued improvements are expected in 2005. If continued improvement in our Test & Measurement operations is not achieved and profitability deteriorates, we may be required to record an impairment charge to goodwill for the Test & Measurement segment.

The recoverability of long-lived assets is evaluated if impairment indicators exist. Indicators of impairment include historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate the recoverability of long-lived assets based on forecasted undiscounted cash flows. If an impairment has occurred, the long-lived asset is written down to its estimated fair value on a discounted basis. The estimation of future cash flows requires management’s judgment concerning historical performance, forecasted operating results, general market conditions and industry considerations specific to the assets. There are inherent uncertainties related to these factors and management’s judgments in applying these factors to the analysis of long-lived asset impairment. It is possible that the assumptions underlying the impairment analysis will change in such a manner that impairment charges may occur. We likely would compute a materially different estimate of future cash flows if different assumptions were used or if circumstances were to change.

Reserve for Excess, Obsolete and Scrap Inventory We record inventory at the lower of cost (generally first-in, first-out) or market. Because of the stability of product costs in recent years, and the level of gross profit margins on most products, we have not made any material adjustments to write down inventory to market. However, we do reserve for excess, obsolete or scrap inventory. These reserves are primarily based upon management’s assessment of the salability of the inventory, historical usage of raw materials, historical demand for finished goods, and estimated future usage and demand. An improper assessment of salability or improper estimate of future usage or demand, or significant changes in usage or demand could result in significant changes in the reserves and a positive or a negative impact on our results of operations in the period the change occurs.

Results of Operations

The tables presented below, which compare our results of operations from one year to another, present the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue. The columns present the following:

•	The first two data columns in each table show the absolute results for each year presented.

•	The columns entitled “Year Over Year Change” and “Year Over Year Percentage Change” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net revenue increases from one year to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one year to the next, that change is shown as a negative number in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics.

In addition, as used in these tables, “NM” means “not meaningful.”

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Years Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Years Ended December 31,
	2004	2003	Favorable (Unfavorable)	Favorable (Unfavorable)	2004	2003
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$260,410	$95,872	$164,538	171.6%	61.2%	34.7%

Aerospace & Defense	119,179	141,597	(22,418)	(15.8)	28.0	51.2
Test & Measurement	45,813	39,136	6,677	17.1	10.8	14.1

Electronics Group	164,992	180,733	(15,741)	(8.7)	38.8	65.3

Total net revenue	425,402	276,605	148,797	53.8	100.0	100.0

Cost of sales:
Industrial Group	236,690	86,126	(150,564)	(174.8)	90.9	89.8

Aerospace & Defense	99,895	112,717	12,822	11.4	83.8	79.6
Test & Measurement	36,662	31,750	(4,912)	(15.5)	80.0	81.1

Electronics Group	136,557	144,467	7,910	5.5	82.8	79.9

Total cost of sales	373,247	230,593	(142,654)	(61.9)	87.7	83.4

Gross profit:
Industrial Group	23,720	9,746	13,974	143.4	9.1	10.2

Aerospace & Defense	19,284	28,880	(9,596)	(33.2)	16.2	20.4
Test & Measurement	9,151	7,386	1,765	23.9	20.0	18.9

Electronics Group	28,435	36,266	(7,831)	(21.6)	17.2	20.1

Total gross profit	52,155	46,012	6,143	13.4	12.3	16.6

Selling, general and administrative	35,248	26,711	(8,537)	(32.0)	8.3	9.7
Research and development	3,697	4,166	469	11.3	0.9	1.5
Amortization of intangible assets	596	194	(402)	(207.2)	0.1	—

Operating income	12,614	14,941	(2,327)	(15.6)	3.0	5.4

Interest expense, net	2,100	1,693	(407)	(24.0)	0.5	0.6
Other (income) expense, net	(138)	230	368	NM	—	0.1

Income before income taxes	10,652	13,018	(2,366)	(18.2)	2.5	4.7

Income taxes	3,245	4,883	1,638	33.5	0.8	1.8

Net income	$7,407	$8,135	$(728)	(8.9)%	1.7%	2.9%

Backlog. Our backlog increased $50.8 million to $249.8 million at December 31, 2004, on $476.4 million in net orders in 2004 compared to $321.7 million in 2003. We expect to convert approximately 90% of the backlog at December 31, 2004 to revenue during 2005.

Backlog for our Industrial Group increased $58.3 million to $131.5 million at December 31, 2004, on $318.7 million in net orders in 2004 compared to $130.2 million in 2003. We expect to convert substantially all of the Industrial Group’s backlog at December 31, 2004 to revenue during 2005.

        Backlog for our Aerospace & Defense segment decreased $6.0 million to $113.9 million at December 31, 2004, on $113.3 million in net orders in 2004 compared to $150.6 million in 2003. Backlog for our Test & Measurement segment decreased $1.5 million to $4.4 million at December 31, 2004, on $44.4 million in net orders in 2004 compared to $40.9 million in 2003. We expect to convert approximately 79% of the Aerospace & Defense backlog and approximately 90% of the Test & Measurement backlog at December 31, 2004 to revenue during 2005.

Net Revenue. The Industrial Group entered into new multi-year contracts on December 31, 2003, May 3, 2004 and June 30, 2004 and, on each of the respective dates, acquired certain manufacturing assets from its customers in connection with the new contracts. These contracts include two with Dana for steer axle components, drive axle shafts and various drive train components for the light, medium and heavy-duty truck markets and one with ArvinMeritor for trailer axle beams and various drive train components. The new contracts generated outsourced services revenue of $46.1 million and $142.5 million in the fourth quarter and full year of 2004, respectively. Excluding the new contracts, the Industrial Group’s net revenue increased $4.1 million and $22.0 million in the fourth quarter and full year periods, respectively, primarily due to a general increase in demand for medium and heavy-duty trucks. Net revenue is expected to show comparable period increases during 2005 due to the three new contracts, additional business opportunities with existing customers and anticipated growth in the medium and heavy-duty truck markets.

The Aerospace & Defense segment derives its revenue from manufacturing services, other outsourced services and product sales. Manufacturing services revenue accounted for approximately 75% and 70% of total Aerospace & Defense segment revenue in 2004 and 2003, respectively. Manufacturing services revenue decreased $9.9 million in 2004 primarily due to reduced program funding for federal government agencies, delayed shipments and contracts completed during 2003. The delayed shipments arose during the second quarter and are currently expected to be shipped early in 2005. During the fourth quarter of 2004, manufacturing services revenue was $29.9 million or 33% of the full year, primarily due to increased volume on certain large programs. Manufacturing services in the first half of 2005 are expected to return to levels consistent with the comparable 2004 period. Other outsourced services revenue and product sales decreased $0.7 million and $11.8 million in 2004, respectively. The decrease in product sales is primarily due to reduced government funding for our customer’s programs, which is not expected to increase significantly during 2005.

The Test & Measurement segment derives its revenue from technical services and product sales. Technical services revenue accounted for approximately 87% and 86% of total Test & Measurement revenue in 2004 and 2003, respectively. Technical services revenue and products sales increased $6.3 million and $0.4 million in 2004 and 2003, respectively. The increase in technical services revenue was primarily due to a large contract with a prime government contractor for testing services performed during 2004, growth from calibration services provided under certain national customer accounts in 2004 and the full-year impact of two calibration operations acquired during the second half of 2003.

Gross Profit. The Industrial Group’s gross profit increased $14.0 million in 2004 primarily due to the revenue growth from new contracts. Gross profit contributed by the new contracts was partially offset by manufacturing inefficiencies associated with disruptions in raw material and key components and capacity limitations associated with the increased demand. The disruptions to production schedules related to the timely and dependable receipt of steel and components were present throughout 2004; however, during the fourth quarter the Industrial Group’s gross margin declined to 3.6% and resulted in full year gross margin of 9.1% as compared to 10.2% in 2003. The factors impacting gross profit in the fourth quarter included excessive overtime to meet fluctuating customer demand, loss of days worked to conduct three physical inventories, cost overruns on a variety of new manufacturing cells, higher than expected training costs on new programs and increased charges to reflect the growing nature and complexity of the business. An inventory adjustment of $1.8 million was recorded in the fourth quarter comprised primarily of a last-in, first-out adjustment and production scrap. Also, labor and absorption variances of approximately $1.5 million related to manufacturing inefficiencies were recognized and excess supply, tooling and freight costs totaling approximately $0.9 million were incurred in the fourth quarter. We expect that steel supply disruptions, manufacturing inefficiencies related to the start-up of new programs, the installation of new manufacturing equipment and process development for the new manufacturing cells will continue to negatively impact gross profit through the first half of 2005. Even with these production issues, the overall increase in sales volume attributable to the new contracts and the anticipated growth in the truck market is expected to continue to result in comparable period gross profit increases throughout 2005.

The Aerospace & Defense segment’s gross profit decreased $9.6 million in 2004 primarily due to lower margins associated with the decrease in product revenue. Product revenue declined 60% for the fourth quarter and 38% for the full year which resulted in a corresponding decrease in gross profit of $4.0 million and $7.3 million for the fourth quarter and full year periods, respectively. The declines are primarily volume related, although competitive pricing pressure also began to impact profit margins during the second half of 2004. Manufacturing and other outsourced services gross profit decreased $2.3 million or 15% in 2004, primarily due to a revenue decrease of 10% and an inventory write-off of $0.7 million in the fourth quarter related to a terminated contract. Gross margin for the Aerospace & Defense segment was 16.2% in 2004 as compared to 20.4% in 2003. The decrease in gross margin resulted primarily from the lower volume and related margins for product sales and the lower volume for manufacturing services.

The Test & Measurement segment’s gross profit increased $1.8 million in 2004 primarily due to the increase in technical services revenue. Gross margin for the Test & Measurement segment was 20.0% in 2004 as compared to 18.9% in 2003. The increase in gross margin resulted primarily from the higher volume for testing and calibration services and lower costs for products achieved through outsourcing certain product subassemblies.

Selling, General and Administrative. Selling, general and administrative expense increased $8.5 million in 2004 and decreased as a percentage of net revenue to 8.3% in 2004 from 9.7% in 2003. The Industrial Group’s selling, general and administrative expense accounted for $5.4 million of the increase, primarily due to higher administrative costs related to additional infrastructure to support the new contracts in the Industrial Group and the overall growth of the business. The Test & Measurement segment also increased selling expense to support the national account opportunities for its calibration services.

Research and Development. Research and development costs decreased $0.5 million in 2004 due to the completion of the first release of Silver Phoenix, a new data system product line within our Aerospace & Defense segment. The majority of research and development costs during 2004 were related to future releases of this product.

Amortization of Intangible Assets. Amortization of intangible assets increased in 2004 primarily due to certain identifiable intangible assets acquired in connection with the new Industrial Group contracts.

Interest Expense, Net. Interest expense increased in 2004 due to an increase in our weighted average debt outstanding partially offset by a decrease in our weighted average interest rate. Our weighted average debt outstanding increased to $51.5 million during 2004 from $31.1 million during 2003. The increase in debt primarily related to the Industrial Group’s acquisitions, working capital for the acquired operations, and capital expenditures to increase capacity and automation. Net proceeds totaling $55.7 million from our public stock offering in March and April 2004 were used primarily to reduce debt and partially offset the increase in debt otherwise incurred. The weighted average interest rate decreased to 4.8% in 2004 from 5.4% in 2003. Our interest rate decreased effective with the July 2003 expiration of interest rate swap agreements with higher than market interest rates. Our effective interest rate is expected to increase in 2005 due to the issuance of senior notes totaling $55.0 million in June and August 2004 at a weighted average fixed interest rate of 5.4% and expected increased market rates under our credit agreement.

Income Taxes. Our effective income tax rate was 30.5% in 2004 as compared to 37.5% for 2003. An examination by the Internal Revenue Service of our federal income tax returns for certain prior years was completed during the third quarter of 2004 and a favorable adjustment of $434,000 to income tax expense was recorded in the third quarter as the additional tax assessment was less than the estimated liability previously recorded. Additionally, our effective tax rate on foreign operations in 2004 was approximately 29%, which reflects the lower statutory tax rate for Mexico. Our effective tax rate for 2005 is expected to be within a range of 35% to 38%.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Years Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Years Ended December 31,
	2003	2002	Favorable (Unfavorable)	Favorable (Unfavorable)	2003	2002
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$95,872	$86,915	$8,957	10.3%	34.7%	31.8%

Aerospace & Defense	141,597	146,491	(4,894)	(3.3)	51.2	53.6
Test & Measurement	39,136	40,071	(935)	(2.3)	14.1	14.7

Electronics Group	180,733	186,562	(5,829)	(3.1)	65.3	68.2

Total net revenue	276,605	273,477	3,128	1.1	100.0	100.0

Cost of sales:
Industrial Group	86,126	75,190	(10,936)	(14.5)	89.8	86.5

Aerospace & Defense	112,717	117,370	4,653	4.0	79.6	80.1
Test & Measurement	31,750	31,396	(354)	(1.1)	81.1	78.4

Electronics Group	144,467	148,766	4,299	2.9	79.9	79.7

Total cost of sales	230,593	223,956	(6,637)	(3.0)	83.4	81.9

Gross profit:
Industrial Group	9,746	11,725	(1,979)	(16.9)	10.2	13.5

Aerospace & Defense	28,880	29,121	(241)	(0.8)	20.4	19.9
Test & Measurement	7,386	8,675	(1,289)	(14.9)	18.9	21.6

Electronics Group	36,266	37,796	(1,530)	(4.0)	20.1	20.3

Total gross profit	46,012	49,521	(3,509)	(7.1)	16.6	18.1

Selling, general and administrative	26,711	27,114	403	1.5	9.7	9.9
Research and development	4,166	3,354	(812)	(24.2)	1.5	1.3
Amortization of intangible assets	194	97	(97)	(100.0)	—	—

Operating income	14,941	18,956	(4,015)	(21.2)	5.4	6.9

Interest expense, net	1,693	2,742	1,049	38.3	0.6	1.0
Other expense (income), net	230	(159)	(389)	NM	0.1	(0.1)

Income before income taxes	13,018	16,373	(3,355)	(20.5)	4.7	6.0

Income taxes	4,883	4,934	51	1.0	1.8	1.8

Net income	$8,135	$11,439	$(3,304)	(28.9)%	2.9%	4.2%

Backlog. Our backlog increased $44.8 million to $199.0 million at December 31, 2003, on $321.7 million in net orders in 2003 compared to $265.8 million in 2002.

Backlog for our Industrial Group increased $34.4 million to $73.2 million at December 31, 2003, on $130.2 million in net orders in 2003 compared to $82.0 million in 2002. Backlog and net orders in 2003 increased primarily due to the Dana contract that closed on December 31, 2003.

Backlog for our Aerospace & Defense segment increased $8.6 million to $120.0 million at December 31, 2003, on $150.6 million in net orders in 2003 compared to $145.7 million in 2002. Backlog for our Test & Measurement segment increased $1.8 million to $5.8 million at December 31, 2003, on $40.9 million in net orders in 2003 compared to $38.1 million in 2002.

        Net Revenue. Net revenue in the Industrial Group increased $9.0 million in 2003 primarily due to higher sales of light axle shafts and new components for medium and heavy-duty trucks. We began full production of light axle shafts under our contract with Visteon during the second quarter of 2002 so 2003 benefited from the full year effect of this contract. In 2003, we began shipping to Dana additional drive train components parts for medium and heavy-duty trucks.

Net revenue in the Aerospace & Defense segment decreased $4.9 million in 2003 primarily due to lower revenue from manufacturing services. Manufacturing services decreased $10.3 million because certain contracts with aerospace & defense customers were completed during 2002 which more than offset the revenue earned from new contract awards in 2003 and increased demand on certain other contracts. Net revenue from other outsourced services increased $3.0 million in 2003 due to an increase in engineering services. Net revenue from product sales increased $2.4 million in 2003 driven by higher quantities of data systems products, which benefited from higher spending by intelligence agencies.

Net revenue in the Test & Measurement segment decreased $0.9 million in 2003 primarily due to a $1.8 million decrease in product sales. Net revenue from technical services increased $0.9 million in 2003 primarily due to an increase in calibration services.

Gross Profit. Gross profit for our Industrial Group decreased due to lower gross margins. Gross margins were lower due to equipment maintenance and efficiency issues for certain automated equipment and a higher concentration of lower-margin Class 5-7 truck components. The Industrial Group experienced a difficult third quarter in 2003 during which gross profit decreased $2.3 million as compared to the third quarter of 2002. During the third quarter of 2003, productivity for the Industrial Group decreased primarily as a result of the Northeast electricity blackout in August 2003 and lower sales quantities to Visteon and Dana. These lower sales quantities were driven by Visteon’s longer than normal annual plant shutdown and Dana’s rebalancing of inventory levels in anticipation of a potential labor-related work stoppage.

Our Aerospace & Defense segment experienced lower gross profit from manufacturing services, partially offset by higher gross profit from products sales. Gross profit from manufacturing services decreased due to lower revenue and lower gross margins. Gross margins were lower primarily due to costs recognized during the third quarter related to warranty costs on an end-of-life program, expenses related to resolving technical problems on a custom manufacturing program and write-off of program costs related to the termination of an unprofitable contract. Gross profit from product sales was higher due to the mix of higher value products and programs.

Gross profit for our Test & Measurement segment decreased primarily due to the lower volume in product sales. Gross profit from technical services also decreased due to a less profitable mix of business for calibration and testing services.

Selling, General and Administrative. Selling, general and administrative expense decreased $0.4 million in 2003 and decreased as a percentage of net revenue to 9.7% from 9.9% in 2002. We controlled our spending on selling, general and administrative in consideration of the 1.1% increase in net revenue from 2002 to 2003.

Research and Development. The increase in research and development costs is driven by development of a new data system product line within our Aerospace & Defense segment. We expect to complete the development of these products in 2004, and sold limited quantities in 2003.

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

Quarterly Results

The following table presents our unaudited condensed consolidated statements of income data for each of the eight quarters in the two-year period ended December 31, 2004. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period.

	2004				2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:
Industrial Group	$48,451	$58,222	$78,429	$75,308	$23,226	$25,077	$22,430	$25,139

Aerospace & Defense	29,572	25,793	28,350	35,464	26,121	35,751	37,174	42,551
Test & Measurement	11,353	11,881	11,678	10,901	9,568	9,793	9,294	10,481

Electronics Group	40,925	37,674	40,028	46,365	35,689	45,544	46,468	53,032

Total net revenue	89,376	95,896	118,457	121,673	58,915	70,621	68,898	78,171

Cost of sales:
Industrial Group	41,875	52,686	69,569	72,560	20,574	21,759	21,025	22,768

Aerospace & Defense	24,110	21,002	23,899	30,884	20,738	28,049	30,759	33,171
Test & Measurement	8,914	9,212	9,302	9,234	7,652	7,772	7,545	8,781

Electronics Group	33,024	30,214	33,201	40,118	28,390	35,821	38,304	41,952

Total cost of sales	74,899	82,900	102,770	112,678	48,964	57,580	59,329	64,720

Gross profit:
Industrial Group	6,576	5,536	8,860	2,748	2,652	3,318	1,405	2,371

Aerospace & Defense	5,462	4,791	4,451	4,580	5,383	7,702	6,415	9,380
Test & Measurement	2,439	2,669	2,376	1,667	1,916	2,021	1,749	1,700

Electronics Group	7,901	7,460	6,827	6,247	7,299	9,723	8,164	11,080

Total gross profit	14,477	12,996	15,687	8,995	9,951	13,041	9,569	13,451

Selling, general and administrative	8,158	8,628	8,915	9,547	6,149	7,036	6,925	6,601
Research and development	524	875	1,084	1,214	1,022	1,066	1,030	1,048
Amortization of intangible assets	126	140	145	185	21	21	67	85

Operating income (loss)	5,669	3,353	5,543	(1,951)	2,759	4,918	1,547	5,717

Interest expense, net	288	227	646	939	486	547	384	276
Other (income) expense, net	(58)	(48)	15	(47)	67	85	65	13

Income (loss) before income taxes	5,439	3,174	4,882	(2,843)	2,206	4,286	1,098	5,428

Income tax expense (benefit)	2,040	1,190	1,395	(1,380)	827	1,607	412	2,037

Net income (loss)	$3,399	$1,984	$3,487	$(1,463)	$1,379	$2,679	$686	$3,391

Earnings (loss) per common share:
Basic	$0.23	$0.11	$0.19	$(0.08)	$0.10	$0.19	$0.05	$0.24
Diluted	$0.22	$0.11	$0.19	$(0.08)	$0.10	$0.19	$0.05	$0.23

Shares used in computing earnings (loss) per common share:
Basic	14,791	17,827	17,889	17,916	14,184	14,213	14,241	14,267
Diluted	15,593	18,552	18,306	17,916	14,407	14,430	14,799	14,868

Liquidity, Capital Resources and Financial Condition

Net cash used in operating activities was $27.4 million in 2004 as compared to net cash provided by operating activities of $27.3 million in 2003. The use of cash in operating activities in 2004 was primarily due to increases in accounts receivable and inventory of $61.0 million and $28.5 million, respectively. The acquired operations of the Industrial Group accounted for $51.8 million and $9.5 million of the increase in accounts receivable and inventory, respectively. Although inventory was acquired with each of these transactions, additional investment was required during 2004 to support the increase in demand in the truck components & assemblies market across the entire Industrial Group. Accounts receivable in the Aerospace & Defense segment decreased $3.0 million in 2004, primarily related to decreased product sales. Inventory in the Aerospace & Defense segment increased $16.3 million in 2004, primarily to support shipments on two manufacturing services contracts in 2005.

Net cash used in investing activities was $86.1 million in 2004 as compared to $45.8 million in 2003. Capital expenditures increased to $55.9 million in 2004 from $22.5 million in 2003. Capital expenditures in 2004 for our Industrial Group were $42.6 million principally comprised of forging, machining, and centralized tooling equipment. Capital expenditures in 2004 for our Aerospace & Defense and Test & Measurement segments were $8.4 million and $4.6 million, respectively, principally comprised of manufacturing, assembly and test equipment. Our Industrial Group invested $29.6 million and $22.3 million in 2004 and 2003, respectively, for the acquisition of net assets related to the new contracts with Dana and ArvinMeritor. Capital expenditures in 2003 for our Aerospace & Defense and Test & Measurement segments were $5.7 million and $4.9 million, respectively, and capital expenditures for the Industrial Group were $11.8 million.

Net cash provided by financing activities was $115.6 million in 2004 as compared to $18.2 million in 2003. We received net proceeds of $55.3 million for our public stock offering of 3,450,000 shares of common stock that closed in March and April 2004. Proceeds from the offering were principally used to reduce debt on our revolving credit facility. We issued senior notes for a total of $55.0 million in June and August 2004 through private placement transactions.

We had total availability for borrowings and letters of credit under the revolving credit facility of $63.0 million at December 31, 2004, which, when combined with our unrestricted cash balance of $14.1 million, provides for total cash and borrowing capacity of $77.1 million. Maximum borrowings on the revolving credit facility are $125.0 million, subject to a $15.0 million limit for letters of credit. The credit agreement includes an option to increase the amount of available credit to $150.0 million from $125.0 million, subject to the lead bank’s approval. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group. Our credit agreement was amended in March 2005 to revise certain financial covenants. Other terms of the credit agreement remained substantially unchanged.

Our principal commitments at December 31, 2004 consisted of repayments of borrowings under the credit agreement and senior notes, pension obligations and obligations under operating leases for certain of our real property and equipment. We also had purchase commitments totaling approximately $24.0 million at December 31, 2004, primarily for manufacturing equipment. The following table provides information about the payment dates of our debt and contractual lease obligations at December 31, 2004, excluding current liabilities except for the current portion of long-term debt (amounts in thousands):

	2005	2006	2007	2008	2009	2010 & Thereafter
Revolving credit facility	$7,000	$—	$—	$55,000	$—	$—
Senior notes	—	—	—	7,500	—	47,500
Operating leases	7,370	6,256	5,078	4,329	3,309	3,898

Total	$14,370	$6,256	$5,078	$68,829	$3,309	$51,398

At December 31, 2004, we also had approximately $4.9 million of federal net operating loss carryforwards available to offset future federal taxable income. Such carryforwards will increase future cash flows, if utilized, and reflect income tax losses incurred which will expire on December 31, 2024.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.”

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.6 million, $0.2 million, and $0.4 million in 2004, 2003 and 2002, respectively. On March 1, 2005, the Board of Directors approved a resolution to accelerate the vesting for “underwater” options as of March 11, 2005 in order to reduce future compensation expense related to outstanding options. After amendment of each underlying option agreement, compensation expense to be recognized in the income statement over the next seven years will be reduced by approximately $1.2 million.

Forward-Looking Statements

This annual report, and our other oral or written communications, may contain “forward-looking” statements. These statements may include our expectations or projections about the future of our industries, business strategies, potential acquisitions or financial results and our views about developments beyond our control including domestic or global economic conditions, trends and market developments. These statements are based on management’s views and assumptions at the time originally made and we undertake no obligation to update these statements, even if, for example they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views will come to pass, and you should not place undue reliance on these forward-looking statements.

A number of significant factors could materially affect our specific business operations, and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results include:

•	Disruptions in the timely supply or availability of raw materials such as steel and component parts, and changes to the demands of our customers’ schedules for finished goods, could delay, increase the cost or otherwise impair our ability to efficiently manage production schedules, adversely affecting our revenues, expenses or earnings;

•	Increases in the cost of raw materials such as steel or component parts could increase our working capital committed to such materials and parts, work in process and finished goods, and could cause delays in payment from, or other difficulties for, our customers who are impacted by such costs;

•	The cost, efficiency and yield of our operations, including changes in product mix and any associated variances in our profit margins; cost and inefficiencies associated with increasing our manufacturing capacity and launching new programs; our ability to successfully reduce the causes, amounts and costs related to the scrap levels in our production processes, our ability to achieve expected annual savings or other synergies from past and future business combinations; inventory risks due to shifts in market demand, obsolescence, price erosion of raw material or component parts, shrinkage, or other factors affecting our inventory valuations; or our ability to successfully manage growth, contraction or competitive pressures in our primary markets, including the commercial vehicle or aerospace & defense electronics markets, or in the domestic or global economies;

•	Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or, after closing with regard to the timely discovery of breaches of representations or warranties, or of certain indemnified environmental conditions;

•	The failure to agree on the final terms of any definitive agreements, long-term supply agreements, collective bargaining agreements, or related agreements or any party’s breach of, or refusal to close the transactions reflected in, those agreements;

•	Access to capital on favorable terms as needed for our operations or growth, including changes in the costs or supply of debt, equity capital, or insurance coverages, whether resulting from adverse changes in our operations, our financial results, the risk profile of our businesses, our credit ratings, any actual or alleged breach of our debt covenants, insurance conditions or similar agreements, or any adverse regulatory developments;

•	Our concentrated reliance on major customers, suppliers or programs, including any changes, delays, or cancellations by the government or other customers which impact our major programs, or any revisions in the timing of shipments, prices or the estimated costs related to our major contracts;

•	The Company’s dependence on its current management and our ability to successfully recruit and retain qualified employees as needed to manage our businesses in a changing business environment, including during rapid changes in the size, complexity or skills required of our workforce; labor disputes or other deteriorations in our labor relations; or changes in the cost of providing pension and other employee benefits, including changes in health care costs, investment returns on plan assets, and discount rates used to calculate pension and related liabilities, which could lead to increased costs or disruptions of operations in any of our business units;

•	The risks inherent in operating abroad, including foreign currency exchange rates, adverse regulatory developments, and miscommunications or errors due to inaccurate foreign language translations;

•	The risk of changes in or adverse actions under applicable law or in our regulatory authorizations, licenses, security clearances, or other legal rights to operate our businesses, manage our work force or import and export goods and services as needed; the risk of litigation, including litigation with respect to customer, creditor, stockholder, environmental or asbestos-related matters, customer or supplier claims, or stockholders; or the risk of other adverse regulatory actions, compliance costs or other governmental sanctions;

•	The risks relating to war and future terrorist activities or political uncertainties which could change the timing and availability of funding for the aerospace & defense electronics markets that we serve or impact the cost or feasibility of doing business domestically or abroad;

•	Disruptions or cost increases of utilities such as electricity, natural gas or water, the occurrence of natural disasters, casualties, or our failure to anticipate or to adequately insure against other risks and uncertainties present in our businesses including unknown or unidentified risks; and

•	Other factors included in our filings with the Securities and Exchange Commission.

This list of factors that may affect our future performance or the accuracy of our forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.25% at December 31, 2004) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense approximating $620,000 on an annualized basis, based upon our debt outstanding at December 31, 2004. Fluctuations in foreign currency exchange rates have historically had little impact on our earnings, fair values or cash flows, because the vast majority of our transactions are denominated in U.S. dollars. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurances that the growth in our Industrial Group’s business combined with significant increases in the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

SYPRIS SOLUTIONS, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Sypris Solutions, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to Sypris management and its Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to the accuracy of financial statement preparation and presentation.

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2004, with the exception of the operations acquired during 2004 in Kenton, Ohio and Toluca, Mexico, which together constituted 19% and 2% of total and net assets, respectively, as of December 31, 2004 and 16% and 52% of net revenue and net income, respectively, for the year then ended. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we concluded that as of December 31, 2004, Sypris’ internal control over financial reporting is effective based on these criteria.

Ernst & Young LLP, our independent auditors and a registered public accounting firm, has issued an attestation report on our assessment of Sypris Solutions, Inc.’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Sypris Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sypris Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations acquired in 2004 in Kenton, Ohio and Toluca, Mexico, which are included in the 2004 consolidated financial statements of Sypris Solutions, Inc. and together constituted 19% and 2% of total and net assets, respectively, as of December 31, 2004 and 16% and 52% of net revenue and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Sypris Solutions, Inc. also did not include an evaluation of the internal control over financial reporting of the operations acquired in 2004 in Kenton, Ohio and Toluca, Mexico.

In our opinion, management’s assessment that Sypris Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sypris Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Sypris Solutions, Inc. and our report dated February 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

February 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

February 8, 2005

SYPRIS SOLUTIONS, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except for per share data)

	Years ended December 31,
	2004	2003	2002
Net revenue:
Outsourced services	$389,717	$230,632	$229,629
Products	35,685	45,973	43,848

Total net revenue	425,402	276,605	273,477

Cost of sales:
Outsourced services	349,756	203,080	195,576
Products	23,491	27,513	28,380

Total cost of sales	373,247	230,593	223,956

Gross profit	52,155	46,012	49,521

Selling, general and administrative	35,248	26,711	27,114
Research and development	3,697	4,166	3,354
Amortization of intangible assets	596	194	97

Operating income	12,614	14,941	18,956

Interest expense, net	2,100	1,693	2,742
Other (income) expense, net	(138)	230	(159)

Income before income taxes	10,652	13,018	16,373

Income tax expense	3,245	4,883	4,934

Net income	$7,407	$8,135	$11,439

Earnings per common share:
Basic	$0.43	$0.57	$0.87
Diluted	$0.42	$0.56	$0.84

Shares used in computing earnings per common share:
Basic	17,119	14,237	13,117
Diluted	17,745	14,653	13,664

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$14,060	$12,019
Accounts receivable, net	104,637	45,484
Inventory, net	94,252	61,932
Other current assets	21,566	11,370

Total current assets	234,515	130,805

Property, plant and equipment, net	166,940	106,683

Goodwill	14,277	14,277

Other assets	13,222	11,730

Total assets	$428,954	$263,495

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$61,778	$29,598
Accrued liabilities	20,378	17,491
Current portion of long-term debt	7,000	3,200

Total current liabilities	89,156	50,289

Long-term debt	110,000	53,000
Other liabilities	22,362	15,425

Total liabilities	221,518	118,714

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 and 981,600 shares authorized in 2004 and 2003, respectively; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 and 18,400 shares authorized in 2004 and 2003, respectively; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 17,920,500 and 14,283,323 shares issued and outstanding in 2004 and 2003, respectively	179	143
Additional paid-in capital	140,898	83,541
Retained earnings	68,724	63,443
Accumulated other comprehensive loss	(2,365)	(2,346)

Total stockholders’ equity	207,436	144,781

Total liabilities and stockholders’ equity	$428,954	$263,495

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$7,407	$8,135	$11,439
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,066	12,831	11,386
Deferred income taxes	3,692	6,009	3,684
Provision for excess and obsolete inventory	1,520	832	727
Provision for doubtful accounts	1,842	191	231
Other noncash charges	252	846	339
Contributions to pension plans	(929)	(586)	(7,451)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(60,995)	(7,724)	1,576
Inventory	(28,495)	6,219	(4,559)
Other current assets	(7,196)	(2,427)	(863)
Accounts payable	33,947	3,154	(1,010)
Accrued and other liabilities	2,479	(205)	(1,898)

Net cash (used in) provided by operating activities	(27,410)	27,275	13,601

Cash flows from investing activities:
Capital expenditures	(55,900)	(22,521)	(19,747)
Proceeds from sale of assets	47	175	211
Purchase of net assets of acquired entities	(29,648)	(23,300)	—
Changes in nonoperating assets and liabilities	(640)	(171)	(662)

Net cash used in investing activities	(86,141)	(45,817)	(20,198)

Cash flows from financing activities:
Net increase (decrease) in debt under revolving credit agreements	5,800	19,200	(50,500)
Proceeds from issuance of senior notes	55,000	—	—
Cash dividends paid	(2,023)	(1,709)	(424)
Proceeds from issuance of common stock	56,815	667	56,692

Net cash provided by financing activities	115,592	18,158	5,768

Net increase (decrease) in cash and cash equivalents	2,041	(384)	(829)

Cash and cash equivalents at beginning of year	12,019	12,403	13,232

Cash and cash equivalents at end of year	$14,060	$12,019	$12,403

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2002	9,898,675	$99	$25,490	$46,427	$(1,896)	$70,120

Net income	—	—	—	11,439	—	11,439
Adjustment in minimum pension liability, net of tax of $582	—	—	—	—	(873)	(873)
Change in fair value of interest rate swap agreements, net of tax of $99	—	—	—	—	70	70

Comprehensive income (loss)	—	—	—	11,439	(803)	10,636

Cash dividends, $0.06 per common share	—	—	—	(849)	—	(849)
Issuance of common shares	4,100,000	41	55,615	—	—	55,656
Issuance of shares under Employee Stock Purchase Plan	37,695	1	335	—	—	336
Exercise of stock options	123,983	1	758	—	—	759
Stock option tax benefit	—	—	377	—	—	377
Retire unvested restricted shares	(2,276)	—	—	—	—	—

Balance at December 31, 2002	14,158,077	142	82,575	57,017	(2,699)	137,035

Net income	—	—	—	8,135	—	8,135
Adjustment in minimum pension liability, net of tax of $2	—	—	—	—	4	4
Change in fair value of interest rate swap agreements, net of tax of $210	—	—	—	—	349	349

Comprehensive income	—	—	—	8,135	353	8,488

Cash dividends, $0.12 per common share	—	—	—	(1,709)	—	(1,709)
Issuance of shares under Employee Stock Purchase Plan	38,160	—	353	—	—	353
Exercise of stock options	87,086	1	456	—	—	457
Stock option tax benefit	—	—	157	—	—	157

Balance at December 31, 2003	14,283,323	143	83,541	63,443	(2,346)	144,781

Net income	—	—	—	7,407	—	7,407
Adjustment in minimum pension liability, net of tax of $405	—	—	—	—	(637)	(637)
Foreign currency translation	—	—	—	—	618	618

Comprehensive income (loss)	—	—	—	7,407	(19)	7,388

Cash dividends, $0.12 per common share	—	—	—	(2,126)	—	(2,126)
Issuance of common shares	3,450,000	35	55,220	—	—	55,255
Issuance of shares under Employee Stock Purchase Plan	48,537	—	499	—	—	499
Exercise of stock options	138,640	1	1,086	—	—	1,087
Stock option tax benefit	—	—	552	—	—	552

Balance at December 31, 2004	17,920,500	$179	$140,898	$68,724	$(2,365)	$207,436

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(1) Organization and Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”) and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the U.S. and Mexico and serve a wide variety of domestic and foreign customers. All significant intercompany accounts and transactions have been eliminated.

Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, testing, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for aerospace & defense electronics, truck components & assemblies, and test & measurement services.

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

Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost. Depreciation of property, plant and equipment is generally computed using the straight-line method over their estimated economic lives. For land improvements, buildings and building improvements, the estimated economic life is generally 40 years. Estimated economic lives range from three to fifteen years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of their economic life or the respective lease term using the straight-line method. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major renewals and improvements are capitalized.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Interest cost is capitalized for qualifying assets during the period in which the asset is being installed and prepared for its intended use. Capitalized interest cost is amortized on the same basis as the related depreciation.

Goodwill

Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested at least annually for impairment by calculating the estimated fair value of each business with which goodwill is associated. The Company tested goodwill of $14,277,000 for impairment as of December 31, 2004 and 2003 determining that no impairment loss was necessary. As of December 31, 2004 and 2003, the carrying value of goodwill for the Aerospace & Defense and the Test & Measurement segments was $6,900,000 and $6,937,000, respectively, and the carrying value of goodwill for the Industrial Group was $440,000.

Long-lived Assets

When indicators of impairment exist, the Company evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated undiscounted future cash flows. If facts and circumstances lead the Company’s management to believe that the carrying value of one of its assets is impaired, the Company will write down the long-lived asset to its estimated fair value.

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

Revenue recognized under the percentage of completion method of accounting totaled approximately $90,018,000, $111,341,000 and $120,424,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004 and 2003, approximately 85% and 88%, respectively, of such amount was accounted for based on units of delivery and approximately 15% and 12%, respectively, was accounted for based on milestones or cost-to-cost. In 2002, substantially all such amounts were accounted for under the units-of-delivery method.

All other revenue is recognized as product is shipped and title passes, or when services are rendered. Related shipping and handling costs, if any, are included in costs of sales.

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

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of various departments or agencies of the U.S. Government, aerospace & defense companies under contract with the U.S. Government and a number of customers in diverse industries across geographic areas, primarily in North America and Mexico. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 73% and 43% of accounts receivable outstanding at December 31, 2004 and 2003, respectively are due from the Company’s four largest customers.

The Company recognized revenue from contracts with the U.S. Government and its agencies of approximately $38,975,000, $49,143,000 and $44,185,000 during the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s other largest customers for the year ended December 31, 2004 were Dana Corporation (“Dana”) and ArvinMeritor, Inc. (“ArvinMeritor”), which represented approximately 36% and 15%, respectively, of the Company’s total net revenue. Dana and Raytheon Company (“Raytheon”) were the Company’s largest customers for the years ended December 31, 2003 and 2002. Net revenue from Dana for 2003 and 2002 was approximately 15% and 19%, respectively, while Raytheon was approximately 14% in both years. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2004, 2003 or 2002.

Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiary is the Mexican peso. Earnings are translated into U.S. dollars using the monthly average exchange rates, while balance sheet accounts are translated using year end exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Stock Based Compensation

Stock options are granted under various stock compensation programs to employees and independent directors (see Note 12). The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	Years ended December 31,
	2004	2003	2002
	(in thousands, except for per share data)
Net income	$7,407	$8,135	$11,439
Pro forma stock-based compensation expense, net of tax	1,277	1,624	1,591

Pro forma net income	$6,130	$6,511	$9,848

Pro forma earnings per common share:
Basic	$0.36	$0.46	$0.75
Diluted	$0.35	$0.44	$0.72

Derivative Financial Instruments

In 2001, the Company entered into interest rate swap agreements, which were deemed to be effective hedges in accordance with SFAS No. 133, “Accounting of Derivative Instruments and Hedging Activities” (see Note 8). All changes in the fair value, net of income tax, were recognized in other comprehensive income (loss) on the consolidated statements of stockholders’ equity. All such interest rate swap agreements expired in July 2003.

Collective Bargaining Agreements

Approximately 1,316 or 46% of the Company’s employees, all of which are in the Industrial Group, are covered by collective bargaining agreements. Employees covered by collective bargaining agreements expiring in one year approximates 250 or 9% of the Company’s workforce.

Adoption of Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.”

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share (see “Stock Based Compensation” above). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $552,000, $157,000, and $377,000 in 2004, 2003 and 2002, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Reclassifications

Certain amounts in the Company’s 2002 and 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

(2) Acquisitions

On June 30, 2004, the Company acquired certain assets and liabilities of a plant located in Toluca, Mexico from Dana that expanded the Company’s manufacturing capabilities in steer axles, drive axle shafts and various drive train components. The transaction was accounted for as a purchase, in which the purchase price of $16,486,000 was initially allocated based on the fair values of the assets and liabilities acquired. The purchase price includes approximately $900,000 to be paid to Dana in 2005 related to a post-closing adjustment to Dana’s net book value of the acquired assets. The results of operations of the acquired business were included in the consolidated financial statements beginning July 1, 2004. Following are the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, which are subject to refinement based on final costs and appraisals (in thousands):

Current assets	$2,385
Property, plant and equipment	14,462
Supply agreements	500

Total assets acquired	17,347
Current liabilities assumed	(861)

Net assets acquired	$16,486

On May 3, 2004, the Company acquired certain assets and liabilities of a plant located in Kenton, Ohio from ArvinMeritor that expanded the Company’s manufacturing capabilities in trailer axle beams and various drive train components. The transaction was accounted for as a purchase, in which the purchase price of $14,062,000 was initially allocated based on the fair values of the assets and liabilities acquired. The results of operations of the acquired business were included in the consolidated financial statements beginning May 4, 2004. Following are the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, which are subject to refinement based on final costs and appraisals (in thousands):

Current assets	$3,012
Property, plant and equipment	11,103
Supply agreements	800

Total assets acquired	14,915
Current liabilities assumed	(853)

Net assets acquired	$14,062

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On December 31, 2003, the Company acquired from Dana certain assets and liabilities of a plant that expanded the Company’s manufacturing capabilities in certain light, medium and heavy-duty truck steer axles and other drive train components. The transaction was accounted for as a purchase, in which the purchase price of $22,297,000 was allocated based on the fair values of the assets and liabilities acquired. The results of operations of the acquired business were included in the consolidated financial statements beginning January 1, 2004. The Company paid Dana $21,780,000 on the closing date and $517,000 in January 2004. Following are the final fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Current assets	$4,540
Property, plant and equipment	17,746
Supply agreements	1,727

Total assets acquired	24,013
Current liabilities assumed	(1,716)

Net assets acquired	$22,297

The estimated fair values of the supply agreements in each of the above acquisitions are accounted for as finite-lived intangible assets that are being amortized on a straight-line basis over eight and nine year periods in accordance with the terms of the respective agreements. Additionally, each acquisition above was financed by the Company’s Credit Agreement (see Note 8).

(3) Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2004	2003
	(in thousands)
Commercial	$98,608	$39,978
U.S. Government	7,726	6,100

	106,334	46,078
Allowance for doubtful accounts	(1,697)	(594)

	$104,637	$45,484

Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 2004 and 2003, of $5,690,000 and $4,508,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(4) Inventory

Inventory consists of the following:

	December 31,
	2004	2003
	(in thousands)
Raw materials	$33,599	$22,394
Work in process	20,791	15,854
Finished goods	5,956	3,052
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	43,575	36,569
Progress payments related to long-term contracts and programs	(1,543)	(9,851)
LIFO reserve	(2,224)	(940)
Reserve for excess and obsolete inventory	(5,902)	(5,146)

	$94,252	$61,932

The preceding amounts include inventory valued under the LIFO method that totaled approximately $12,783,000 and $11,476,000 at December 31, 2004 and 2003, respectively.

(5) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2004	2003
	(in thousands)
Land and land improvements	$5,330	$2,173
Buildings and building improvements	35,261	23,420
Machinery, equipment, furniture and fixtures	200,009	148,733
Construction in progress	25,932	15,539

	266,532	189,865
Accumulated depreciation	(99,592)	(83,182)

	$166,940	$106,683

Depreciation expense totaled approximately $18,470,000, $12,637,000 and $11,280,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Approximately $818,000 and $3,488,000 was included in accounts payable for capital expenditures at December 31, 2004 and 2003, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(6) Other Assets

Other assets consists of the following:

	December 31,
	2004	2003
	(in thousands)
Intangible assets:
Gross carrying value:
Industrial Group	$3,407	$2,095

Aerospace & Defense	795	956
Test & Measurement	720	720

Electronics Group	1,515	1,676

Total gross carrying value	4,922	3,771

Accumulated amortization:
Industrial Group	(653)	(337)

Aerospace & Defense	(308)	(393)
Test & Measurement	(297)	(96)

Electronics Group	(605)	(489)

Total accumulated amortization	(1,258)	(826)

Intangible assets, net	3,664	2,945
Prepaid benefit cost	4,871	4,685
Other	4,687	4,100

	$13,222	$11,730

Intangible assets consists primarily of long-term supply agreements in the Industrial Group and non-compete and royalty agreements in both segments of the Electronics Group. The weighted average amortization period for intangible assets was 8 years and 9 years at December 31, 2004 and 2003, respectively.

(7) Accrued Liabilities

Accrued liabilities consists of the following:

	December 31,
	2004	2003
	(in thousands)
Salaries, wages, employment taxes and withholdings	$2,480	$1,255
Employee benefit plans	5,366	6,022
Income, property and other taxes	4,247	3,199
Other	8,285	7,015

	$20,378	$17,491

Included in other accrued liabilities are advance payments, accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(8) Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2004	2003
	(in thousands)
Revolving credit facility	$62,000	$56,200
Senior notes	55,000	—

	117,000	56,200
Less current portion	(7,000)	(3,200)

	$110,000	$53,000

On June 10, 2004 and August 19, 2004, the Company issued a total of $55.0 million of senior notes through a private placement transaction (the “Senior Notes”). The Senior Notes consist of $7.5 million of notes due in 2009 bearing interest at 4.73%, $27.5 million of notes due in 2009 bearing interest at 5.35% and a $20.0 million note due in 2014 bearing interest at 5.78%. The Senior Notes contain customary affirmative and negative covenants, including financial covenants requiring the maintenance of a specified leverage ratio and minimum levels of net worth. As of December 31, 2004, the Company was in compliance with all covenants.

The Company has a credit agreement with a syndicate of banks (the “Credit Agreement”) that was entered into in October 1999 and amended most recently in October 2003. The Credit Agreement provides for a revolving credit facility with an aggregate commitment of $125,000,000 through October 2008. We had total availability for borrowings and letters of credit under the revolving credit facility of $63,000,000 at December 31, 2004, which, when combined with our unrestricted cash balance of $14,060,000, provides for total cash and borrowing capacity of $77,060,000. The Credit Agreement includes an option to increase the amount of available credit to $150,000,000, subject to the lead bank’s approval. Current maturities of long-term debt at December 31, 2004 and 2003 represent amounts due under a short-term borrowing arrangement included in the Credit Agreement. Standby letters of credit up to a maximum of $15,000,000 may be issued under the Credit Agreement, and no significant amounts were outstanding at December 31, 2004 and 2003.

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

The weighted average interest rate for outstanding borrowings at December 31, 2004 was 4.7%. The weighted average interest rates for borrowings during the years ended December 31, 2004, 2003 and 2002 were 4.8%, 5.4% and 5.8% respectively.

The Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charge coverage and leverage ratios and minimum levels of net worth. As of December 31, 2004, the Company was in compliance with all covenants.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Interest incurred, net of amounts capitalized, during the years ended December 31, 2004, 2003 and 2002 totaled approximately $2,584,000, $1,729,000 and $2,923,000, respectively. Capitalized interest for the year ended December 31, 2004 approximated $355,000. The Company had no capitalized interest in 2003 or 2002. Interest paid during the years ended December 31, 2004, 2003 and 2002 totaled approximately $2,328,000, $1,328,000 and $2,763,000, respectively.

(9) Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying value for the recently issued Senior Notes approximates the fair value at December 31, 2004. The carrying amount of debt outstanding at December 31, 2004 and 2003 under the Credit Agreement approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

(10) Employee Benefit Plans

The Company sponsors noncontributory defined benefit pension plans (the “Pension Plans”) covering certain employees of the Industrial Group. The Pension Plans covering salaried and management employees provide pension benefits that are based on the employees’ highest five-year average compensation within ten years before retirement. The Pension Plans covering hourly employees and union members generally provide benefits at stated amounts for each year of service. The Company’s funding policy is to make the minimum annual contributions required by the applicable regulations; however, the Company made a voluntary contribution to the Pension Plans totaling $5,660,000 in 2002. The Pension Plans’ assets are primarily invested in equity securities and fixed income securities.

The following table details the components of pension expense:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Service cost	$124	$137	$172
Interest cost on projected benefit obligation	2,272	2,265	2,306
Net amortizations and deferrals	480	611	339
Expected return on plan assets	(2,589)	(2,430)	(2,329)

	$287	$583	$488

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans:

	December 31,
	2004	2003
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$37,324	$35,237
Service cost	124	137
Interest cost	2,272	2,265
Actuarial loss	2,226	1,450
Benefits paid	(1,955)	(1,765)

Benefit obligation at end of year	$39,991	$37,324

Change in plan assets:
Fair value of plan assets at beginning of year	$32,259	$29,480
Actual return on plan assets	2,984	3,958
Company contributions	944	586
Benefits paid	(1,955)	(1,765)

Fair value of plan assets at end of year	$34,232	$32,259

Funded status of the plans:
Benefit obligation at end of year	$39,991	$37,324
Fair value of plan assets at end of year	34,232	32,259

Funded status of plan (underfunded)	(5,759)	(5,065)
Unrecognized actuarial loss	9,225	7,714
Unrecognized prior service cost	206	365

Net asset recognized	$3,672	$3,014

Balance sheet assets (liabilities):
Prepaid benefit cost	$4,871	$4,685
Accrued benefit liability	(5,995)	(5,425)
Accumulated other comprehensive loss	4,796	3,754

Net amount recognized	$3,672	$3,014

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$24,272	$22,304
Accumulated benefit obligation	24,082	22,100
Fair value of plan assets	18,086	16,677

Projected benefit obligation and net periodic pension cost assumptions:
Discount rate	5.75%	6.25%
Rate of compensation increase	4.00	4.00
Expected long-term rate of return on plan assets	8.25	8.25

Weighted average asset allocation:
Equity securities	64%	63%
Debt securities	36	37

Total	100%	100%

The Company uses November 30 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2005 ranges from $200,000 to $1,000,000. The expected long-term

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

rates of return on plan assets for determining net periodic pension cost for 2004 and 2003 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 55-65% and fixed income securities ranging 35-45% of total investments.

The Company sponsors a defined contribution plan (the “Defined Contribution Plan”) for substantially all employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions and provides discretionary contributions. Contributions to the Defined Contribution Plan in 2004, 2003 and 2002 totaled approximately $3,238,000, $2,737,000 and $2,267,000, respectively.

The Company has self-insured medical plans (the “Medical Plans”) covering substantially all employees. The number of employees participating in the Medical Plans was approximately 1,850, 1,325 and 1,300 at December 31, 2004, 2003 and 2002, respectively. The Medical Plans limit the Company’s annual obligations to fund claims to specified amounts per participant and in the aggregate. The Company is adequately insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2004, 2003 and 2002, the Company charged approximately $10,640,000, $7,223,000 and $6,677,000, respectively, to operations related to reinsurance premiums, medical claims incurred and estimated, and administrative costs for the Medical Plans. Claims paid during 2004, 2003 and 2002 did not exceed the aggregate limits.

(11) Commitments and Contingencies

The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004 are as follows (in thousands):

2005	$7,370
2006	6,256
2007	5,078
2008	4,329
2009	3,309
2010 and thereafter	3,898

$30,240

Rent expense for the years ended December 31, 2004, 2003 and 2002 totaled approximately $7,427,000, $7,485,000 and $7,387,000, respectively.

The Company entered into agreements for the sale and leaseback of certain specific manufacturing and testing equipment during 2001. The terms of the operating leases range from five to nine years and the Company has the option to purchase the equipment at the expiration of the respective lease term at a fixed price based upon the equipment’s estimated residual value. Lease payments on these operating leases are guaranteed by the Company. Proceeds from the sale and leaseback transactions during 2001 were approximately $5,420,000 and the transactions resulted in a deferred loss of approximately $787,000. Deferred losses on sales and leaseback transactions are amortized on a straight-line basis over the term of the respective leases. Cumulative deferred losses, including deferred losses incurred prior to 2001, net of amortization, was approximately $689,000 and $835,000 as of December 31, 2004 and 2003, respectively. Future minimum annual lease commitments related to these leases are included in the above schedule.

As of December 31, 2004, the Company had outstanding purchase commitments of approximately $24.0 million primarily for the acquisition of manufacturing equipment and inventory.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company bears insurance risk as a member of a group captive insurance entity for certain general liability, automobile and workers’ compensation insurance programs and a self-insured employee health program. The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company monitors its estimated insurance-related liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company’s results of operations and financial condition. The Company believes that its present insurance coverage and level of accrued liabilities are adequate.

The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(12) Stock Option and Purchase Plans

The Company has certain stock compensation plans under which options to purchase common stock may be granted to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Options are exercisable in whole or in part up to two years after the date of grant and ending ten years after the date of grant. The following table summarizes option activity for the three years ended December 31, 2004:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Balance at January 1, 2002	1,846,960	$1.72 - $31.00	$7.61
Granted	362,391	9.95 - 19.00	14.32
Exercised	(127,561)	1.72 - 10.50	6.23
Forfeited	(144,425)	6.25 - 16.03	9.39

Balance at December 31, 2002	1,937,365	1.72 - 31.00	8.83
Granted	690,811	6.88 - 16.10	8.78
Exercised	(104,730)	1.72 - 10.50	5.04
Forfeited	(178,061)	3.36 - 16.03	9.17

Balance at December 31, 2003	2,345,385	3.88 - 31.00	8.96
Granted	154,280	11.95 - 21.54	17.68
Exercised	(144,660)	3.88 - 13.50	7.65
Forfeited	(138,438)	5.94 - 31.00	9.70

Balance at December 31, 2004	2,216,567	$3.88 - $25.52	$9.60

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes certain weighted average data for options outstanding and currently exercisable at December 31, 2004:

	Outstanding			Exercisable
	Shares	Weighted Average		Shares	Weighted Average Exercise Price
Exercise Price Range		Exercise Price	Remaining Contractual Life
$3.88 - $6.00	182,389	$5.03	4.4	128,264	$4.89
$6.01 - $8.00	551,056	6.89	4.0	291,901	7.10
$8.01 - $10.00	812,780	8.72	5.0	341,915	9.20
$10.01 - $16.00	465,265	12.34	5.3	141,871	11.88
$16.01 - $26.00	205,077	18.25	7.0	97,747	18.86

Total	2,216,567	$9.60	5.0	1,001,698	$9.36

The Company’s stock compensation program also provides for the grant of performance-based stock options to key employees (“Performance Options”). The terms and conditions of the Performance Options grants provide for the determination of the exercise price and the beginning of the vesting period to occur when the fair market value of the Company’s common stock achieves certain targeted price levels. Performance Options to purchase 116,000 shares of common stock were granted during 2003. The Company did not grant Performance Options in 2004 or 2002. Performance Options to purchase 17,500 shares, 28,000 shares and 49,000 shares of common stock were forfeited in 2004, 2003 and 2002, respectively. One targeted price level of the Performance Options was achieved in 2004 and 2002, resulting in determination of the exercise price and beginning of the vesting period for options to purchase 14,500 and 52,000 shares of common stock, respectively. Performance Options for which the targeted price level has not been achieved totaled 371,000 shares, 403,000 shares and 315,000 shares at December 31, 2004, 2003 and 2002, respectively, and are excluded from disclosures of options outstanding.

During 2004, the 1994 equity plan expired and was replaced with the 2004 equity plan. A total of 3,000,000 shares of common stock were reserved for issuance under the 2004 equity plan while the aggregate number of shares of common stock reserved for issuance under the Company’s stock compensation programs as of December 31, 2003 and 2002 was 4,750,000. The aggregate number of shares available for future grant as of December 31, 2004 and 2003 was 2,987,000 and 1,375,011, respectively.

The Company applies APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of the Company’s employee stock options is at least equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for options granted by the Company during 2004, 2003 and 2002 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2004	2003	2002
Expected life (years)	6.8	7.0	7.0
Expected volatility	55.5%	75.0%	74.8%
Risk-free interest rates	3.76%	3.69%	3.83%
Expected dividend yield	0.70%	0.95%	1.09%

The Company estimated the volatility rate for 2003 and prior based on similar companies’ volatility rates due to the lack of volume in the Company’s common stock. Effective January 1, 2004, the Company estimated the

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

expected volatility rate based on the Company’s historical stock price, as the Company determined that its historical prices provided a more reliable estimate of volatility. The weighted average Black-Scholes value of options granted under the stock option plans during 2004, 2003 and 2002 was $9.76, $5.76 and $9.39 per share, respectively.

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

The Company has a stock purchase plan that provides substantially all employees who have satisfied the eligibility requirements the opportunity to purchase shares of the Company’s common stock on a compensation deduction basis. The purchase price is the lower of 85% of the fair market value of the common stock on the first or last business day of the purchase period. Payroll deductions may not exceed $6,000 for any six-month cycle. At December 31, 2004 and 2003, there were 75,512 shares and 121,049 shares, respectively, available for purchase under the plan. During 2004, 2003 and 2002, a total of 48,357 shares, 38,160 shares and 37,695 shares, respectively, were issued under the plan. The stock purchase plan was terminated effective January 31, 2005.

(13) Stockholders’ Equity

On March 17, 2004, the Company completed a public stock offering of 3,000,000 shares of its common stock, and, on April 8, 2004, an additional 450,000 shares were issued through the exercise of an over-allotment option. The shares were sold at $17.00 per share and generated proceeds, after underwriting discounts and expenses, of approximately $55,255,000. Proceeds from the offering were primarily used to repay debt.

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

As of December 31, 2004, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in connection with the adoption of the stockholder rights plan. There are no shares of Series A Preferred Stock currently outstanding. The holders of Series A Preferred Stock will have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company’s dissolution. The shares of Series A Preferred Stock shall not be redeemable. However, the Company may purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cumulative losses recorded in other comprehensive income (loss) for adjustments in the minimum pension liability, net of tax, totaled $2,983,000, $2,346,000 and $2,350,000 at December 31, 2004, 2003 and 2002, respectively. Cumulative foreign currency translation gains recorded in other comprehensive income (loss) totaled $618,000 at December 31, 2004. Cumulative losses recorded in other comprehensive income (loss) for the aggregate fair market value of all swap agreements, net of tax, totaled $349,000 at December 31, 2002.

(14) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of income before taxes are as follows:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Domestic	$7,139	$13,018	$16,373
Foreign	3,513	—	—

	$10,652	$13,018	$16,373

The components of income tax (benefit) expense are as follows:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Current:
Federal	$(742)	$(847)	$1,184
State	33	(279)	66
Foreign	262	—	—

Total current income tax (benefit) expense	(447)	(1,126)	1,250

Deferred:
Federal	2,424	4,938	3,427
State	519	1,071	257
Foreign	749	—	—

Total deferred income tax expense	3,692	6,009	3,684

	$3,245	$4,883	$4,934

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. Income taxes paid during 2004, 2003 and 2002 totaled approximately $4,188,000, $2,250,000 and $3,656,000, respectively. The Company received approximately $2,555,000, $1,760,000 and $208,000 in federal income tax refunds during 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company had approximately $4,876,000 of federal net operating loss carryforwards available to offset federal taxable income. Such carryforwards reflect income tax losses incurred which will expire on December 31, 2024.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

At December 31, 2004, the Company had approximately $9,614,000 of state net operating loss carryforwards available to offset future state taxable income. Such carryforwards reflect income tax losses incurred (in thousands) which will expire on December 31 of the following years:

2009	$2,591
2010	560
2011	5,999
2017	464

$9,614

The following is a reconciliation of income tax expense to that computed by applying the federal statutory rate of 34% to income before income taxes:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Federal tax at the statutory rate	$3,622	$4,426	$5,567
State income taxes, net of federal tax benefit	432	522	646
Effect of tax rates of foreign subsidiaires	(183)	—	—
Research and development tax credit	(464)	(146)	(330)
Change in estimate for federal tax contingencies	(434)	—	—
Change in valuation allowance for deferred tax asset	—	—	(677)
Other	272	81	(272)

	$3,245	$4,883	$4,934

Deferred income tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Compensation and benefit accruals	$730	$747
Inventory valuation	1,916	1,201
Federal and State net operating loss carryforwards	2,439	560
Contract provisions	287	—
Accounts receivable allowance	661	226
Other	212	—

Total deferred tax assets	6,245	2,734

Deferred tax liabilities:
Depreciation	(15,105)	(8,652)
Foreign inventory valuation and other provisions	(749)	—
Defined benefit pension plan	(269)	(231)
Contract provisions	—	(240)
Other	—	(200)

Total deferred tax liabilities	(16,123)	(9,323)

Net deferred tax liability	$(9,878)	$(6,589)

Management believes it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of deferred tax assets for federal and state purposes.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company, because it intends to indefinitely reinvest foreign earnings outside the U.S., has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries ($2,502,000 at December 31, 2004) that might be payable if these earnings were repatriated. However, the Company believes that U.S. foreign tax credits would, for the most part, eliminate any additional U.S. tax.

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

The following table presents information necessary to calculate earnings per common share:

	Years ended December 31,
	2004	2003	2002
	(in thousands, except for per share data)
Shares outstanding:
Weighted average shares outstanding	17,119	14,237	13,117
Effect of dilutive employee stock options	626	416	547

Adjusted weighted average shares outstanding and assumed conversions	17,745	14,653	13,664

Net income applicable to common stock	$7,407	$8,135	$11,439

Earnings per common share:
Basic	$0.43	$0.57	$0.87
Diluted	$0.42	$0.56	$0.84

(16) Segment Information

The Company is organized into two business groups, the Industrial Group and the Electronics Group. The Industrial Group is one reportable business segment, while the Electronics Group includes two reportable business segments, Aerospace & Defense and Test & Measurement. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies, and workforce skills of the segments. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. The Aerospace & Defense reportable segment provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems. The Test & Measurement reportable segment provides a wide range of technical services for a diversified customer base as an outsourced service provider and manufactures magnetic instruments, current sensors, and other electronic products. Revenue derived from outsourced services for the Industrial Group accounted for 59%, 31% and 29% of total net revenue in 2004, 2003 and 2002, respectively. Revenue derived from outsourced services for the Aerospace & Defense reportable segment accounted for 24%, 40% and 43% of total net revenue in 2004, 2003 and 2002, respectively. Revenue derived from outsourced services for the Test & Measurement reportable segment accounted for 10%, 12% and 12% of total net revenue in 2004, 2003 and 2002, respectively. There was no intersegment net revenue recognized for all years presented. The Company previously had only two reportable business segments and therefore, segment information for 2003 and 2002 has been reclassified to be consistent with the current year presentation.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents financial information for the reportable segments of the Company:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Net revenue from unaffiliated customers:
Industrial Group	$260,410	$95,872	$86,915

Aerospace & Defense	119,179	141,597	146,491
Test & Measurement	45,813	39,136	40,071

Electronics Group	164,992	180,733	186,562

	$425,402	$276,605	$273,477

Gross profit:
Industrial Group	$23,720	$9,746	$11,725

Aerospace & Defense	19,284	28,880	27,316
Test & Measurement	9,151	7,386	10,480

Electronics Group	28,435	36,266	37,796

	$52,155	$46,012	$49,521

Operating income (loss):
Industrial Group	$15,120	$6,895	$8,210

Aerospace & Defense	3,597	12,636	13,302
Test & Measurement	(431)	(574)	1,145

Electronics Group	3,166	12,062	14,447
General, corporate and other	(5,672)	(4,016)	(3,701)

	$12,614	$14,941	$18,956

Total assets:
Industrial Group	$268,004	$121,429	$90,781

Aerospace & Defense	101,344	88,306	86,681
Test & Measurement	33,537	33,254	27,624

Electronics Group	134,881	121,560	114,305
General, corporate and other	26,069	20,506	18,519

	$428,954	$263,495	$223,605

Depreciation and amortization:
Industrial Group	$10,151	$5,425	$4,224

Aerospace & Defense	5,061	4,502	4,587
Test & Measurement	3,553	2,632	2,298

Electronics Group	8,614	7,134	6,885
General, corporate and other	301	272	277

	$19,066	$12,831	$11,386

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Capital expenditures:
Industrial Group	$42,634	$11,790	$12,009

Aerospace & Defense	8,399	5,683	4,557
Test & Measurement	4,601	4,938	2,961

Electronics Group	13,000	10,621	7,518
General, corporate and other	266	110	220

	$55,900	$22,521	$19,747

The Company’s export sales from the U.S. totaled $37,318,000, $22,250,000 and $25,437,000 in 2004, 2003 and 2002, respectively. Approximately $26,481,000 of net revenue in 2004 and $24,278,000 of long lived assets at December 31, 2004 relate to the Company’s international operations.

(17) Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the consolidated income statements by quarter for the years ended December 31, 2004 and 2003:

	2004				2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except for per share data)
Net revenue	$89,376	$95,896	$118,457	$121,673	$58,915	$70,621	$68,898	$78,171
Gross profit	14,477	12,996	15,687	8,995	9,951	13,041	9,569	13,451
Operating income (loss)	5,669	3,353	5,543	(1,951)	2,759	4,918	1,547	5,717
Net income (loss)	3,399	1,984	3,487	(1,463)	1,379	2,679	686	3,391
Earnings (loss) per common share:
Basic	$0.23	$0.11	$0.19	$(0.08)	$0.10	$0.19	$0.05	$0.24
Diluted	$0.22	$0.11	$0.19	$(0.08)	$0.10	$0.19	$0.05	$0.23
Cash dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, with the exception of the operations acquired during 2004 in Kenton, Ohio and Toluca, Mexico. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The management of Sypris Solutions, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included in Part II, Item 8 of this Form 10-K. Additionally, Ernst & Young LLP, our independent auditors and a registered public accounting firm, has issued an attestation report on our assessment of Sypris Solutions, Inc.’s internal control over financial reporting, which is included in Part II, Item 8 of this Form 10K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 1, 2005, the Board of Directors approved a resolution to accelerate the vesting for “underwater” options, as of March 11, 2005 in order to reduce future compensation expense related to such options. After amendment of each underlying option agreement, compensation expense to be recognized in the income statement over the next seven years will be reduced by approximately $1.2 million. An amendment to each affected stock option award agreement substantially in the form of Exhibit 10.25 to this Form 10-K will be executed, effective as of March 11, 2005, including the affected agreements of officers.

Our Credit Agreement was amended in March 2005 to revise certain financial covenants. Other terms of the Credit Agreement remained substantially unchanged. The executed amendment to our Credit Agreement is included in the form of Exhibit 10.6.6 to this Form 10-K, effective as of March 10, 2005.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company – Committees of the Board of Directors,” “Governance of the Company – Audit and Finance Committee,” “Election of Directors,” and “Executive Officers,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

The Company has adopted a Code of Business Conduct that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. The Company has made the Code of Business Conduct available on its website at www.sypris.com.

Item 11. Executive Compensation

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Governance of the Company – Compensation of Directors,” “Governance of the Company – Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Option Values on December 31, 2004,” and “Defined Benefit Pension Plan” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

Item 13. Certain Relationships and Related Transactions

The information required herein is incorporated by reference from the sections of the Company’s Proxy Statement titled “Governance of the Company – Certain Relationships and Related Transactions,” “Governance of the Company – Certain Employees,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section of the Company’s Proxy Statement titled “Relationship with Independent Public Accountants,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

3.	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2002 (No. 333-87880)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999).

4.2	Rights Agreement dated as of October 23, 2001 between the Company and LaSalle Bank National Association, as Rights Agent, including as Exhibit A the Form of Certificate of Designation and as Exhibit B the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 23, 2001 (Commission File No. 000-24020)).

10.1	Purchase and Sale Agreement among Honeywell Inc., Defense Communications Products Corporation (prior name of Group Technologies Corporation) and Group Financial Partners, Inc. dated May 21, 1989 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.2	Purchase and Sale Agreement among Alliant Techsystems Inc., MAC Acquisition I, Inc. and Group Technologies Corporation dated December 31, 1992 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.3	Purchase and Sale Agreement among Philips Electronic North America Corporation and Group Technologies Corporation dated June 25, 1993 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326).

10.4	Asset Purchase Agreement dated April 6, 2001 by and between Tube Turns Technologies, Inc. and Dana Corporation as amended by a First Amendment dated May 4, 2001 and as amended by a Second Amendment on May 15, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 filed on July 30, 2001 (Commission File No. 000-24020)).

10.5	Asset Purchase Agreement between Sypris Technologies, Inc. and Dana Corporation dated December 8, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed on February 12, 2004 (Commission File No. 000-24020)).

Exhibit Number	Description
10.6	1999 Amended and Restated Loan Agreement between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated October 27, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 filed on February 25, 2000 (Commission File No. 000-24020)).

10.6.1	2000A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated November 9, 2000 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.6.2	2001A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated February 15, 2001 (incorporated by reference to Exhibit 10.6.2 to the Company’s Form 10-Q for the quarterly period ended April 1, 2001 filed on April 30, 2001 (Commission File No. 000-24020)).

10.6.3	2002A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated December 21, 2001 (incorporated by reference to Exhibit 10.6.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 filed on January 31, 2002 (Commission File No. 000-24020)).

10.6.4	2002B Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated July 3, 2002 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 filed on July 29, 2002 (Commission File No. 000-24020)).

10.6.5	2003A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated October 16, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2003 filed on October 29, 2003 (Commission File No. 000-24020)).

10.6.6	2005A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated March 10, 2005.

10.7	Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of June 10, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020))

10.8	Lease between John Hancock Mutual Life Insurance Company and Honeywell, Inc. dated April 27, 1979; related Notice of Assignment from John Hancock Mutual Life Insurance Company to Sweetwell Industrial Associates, L.P., dated July 10, 1986; related Assignment and Assumption of Lease between Honeywell, Inc. and Defense Communications Products Corporation (prior name of Group Technologies Corporation) dated May 21, 1989; and related Amendment I to Lease Agreement between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 25, 1991, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

Exhibit Number	Description
10.8.1	Agreement related to Fourth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated November 1, 2000, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.9	Lease between Metrum-Datatape, Inc. (assignee of Metrum, Inc.) and Alliant Techsystems, Inc. dated March 29, 1993 and amended July 29, 1993, May 2, 1994, November 14, 1995, December 4, 1996 and February 12, 1998 regarding 4800 East Dry Creek Road Property (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.10	Lease between Sypris Data Systems, Inc. and Via Verde Venture, LLC. dated September 24, 2003 regarding 160 East Via Verde, San Dimas, California (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed on February 12, 2004 (Commission File No. 000-24020)).

10.11*	Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87880)).

10.12*	Sypris Solutions, Inc. Share Performance Program For Stock Option Grants dated July 1, 1998 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.13*	Sypris Solutions, Inc. Independent Directors’ Stock Option Plan as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87882)).

10.14*	Sypris Solutions, Inc., Directors Compensation Program As Amended and Restated Effective February 24, 2004 and as amended December 15, 2004, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.15*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on March 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.16*	Sypris Solutions, Inc. Executive Bonus Plan, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 30, 2003 filed on April 30, 2003 (Commission File No. 000-24020)).

10.17*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2004.

10.18*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.19*	2004 Sypris Equity Plan effective as of April 27, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.20*	Form of non-qualified stock option award agreement for non-employee directors (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.21*	Form of non-qualified stock option award agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

Exhibit Number	Description
10.22*	Form of performance-based stock option award agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.23*	Form of Restricted Stock Award Agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.24*	Form of Non-Qualified Stock Option Award Agreement for Six-Year Stock Option for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.25*	Form of Amendment to Stock Option Agreements to Accelerate Vesting Periods for Certain “Underwater” Options for grants to executive officers and other key employees.

10.26*	Employment Agreement by and between Metrum-Datatape, Inc. and G. Darrell Robertson dated February 28, 2000 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.27	Underwriting Agreement dated March 20, 2002 among Sypris Solutions, Inc., Needham & Company, Inc. and A.G. Edwards & Sons, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 filed on April 29, 2002 (Commission File No. 000-24020)).

10.28	Underwriting Agreement dated March 11, 2004 among Sypris Solutions, Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

21	Subsidiaries of the Company

23	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2005.

SYPRIS SOLUTIONS, INC.
(Registrant)

/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2005:

/s/ Robert E. Gill (Robert E. Gill)	Chairman of the Board

/s/ Jeffrey T. Gill (Jeffrey T. Gill)	President, Chief Executive Officer and Director

/s/ David D. Johnson (David D. Johnson)	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Anthony C. Allen (Anthony C. Allen)	Vice President and Treasurer (Principal Accounting Officer)

/s/ William G. Ferko (William G. Ferko)	Director

/s/ Henry F. Frigon (Henry F. Frigon)	Director

/s/ R. Scott Gill (R. Scott Gill)	Director

/s/ William L. Healey (William L. Healey)	Director

/s/ Sidney R. Petersen (Sidney R. Petersen)	Director

/s/ Robert Sroka (Robert Sroka)	Director

SCHEDULE II

SYPRIS SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:

Year ended December 31, 2004	$594	$1,842	$—		$(739	)(1)	$1,697

Year ended December 31, 2003	$523	$191	$—		$(120	)(1)	$594

Year ended December 31, 2002	$775	$231	$—		$(483	)(1)	$523

Reserve for inactive, obsolete and unsalable inventory:

Year ended December 31, 2004	$5,146	$1,520	$335	(3)	$(1,099	)(2)	$5,902

Year ended December 31, 2003	$4,441	$832	$328	(3)	$(455	)(2)	$5,146

Year ended December 31, 2002	$3,921	$727	$—		$(207	)(2)	$4,441

(1)	Uncollectible accounts written off.
(2)	Inactive, obsolete and unsalable inventory written off.
(3)	Excess and obsolete reserve assumed in acquisition.