Form 10-Q
period 2005-03-31
SYPRIS SOLUTIONS INC
filed 2005-05-06
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

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

As of April 26, 2005, the Registrant had 18,014,799 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except for per share data)

	Three Months Ended March 31,
	2005	2004 Restated (Note 3)
	(Unaudited)
Net revenue:
Outsourced services	$117,011	$80,127
Products	7,230	9,249

Total net revenue	124,241	89,376

Cost of sales:
Outsourced services	107,334	69,426
Products	5,548	5,592

Total cost of sales	112,882	75,018

Gross profit	11,359	14,358
Selling, general and administrative	8,553	8,158
Research and development	673	524
Amortization of intangible assets	138	126

Operating income	1,995	5,550

Interest expense, net	1,261	288
Other income, net	(181)	(58)

Income before income taxes	915	5,320

Income tax expense	325	1,995

Net income	$590	$3,325

Earnings per common share:
Basic	$0.03	$0.22
Diluted	$0.03	$0.21

Dividends declared per common share	$0.03	$0.03

Weighted average shares outstanding:
Basic	18,030	14,791
Diluted	18,367	15,593

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2005	December 31, 2004 Restated (Note 3)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,475	$14,060
Accounts receivable, net	113,899	104,637
Inventory, net	99,676	96,476
Other current assets	15,602	21,566

Total current assets	245,652	236,739

Property, plant and equipment, net	175,295	166,940

Goodwill	14,277	14,277

Other assets	13,090	13,222

Total assets	$448,314	$431,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,272	$61,778
Accrued liabilities	21,026	20,378
Current portion of long-term debt	2,000	7,000

Total current liabilities	105,298	89,156

Long-term debt	110,000	110,000

Other liabilities	23,258	23,083

Total liabilities	238,556	222,239
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 18,012,559 and 17,920,500 shares issued and outstanding in 2005 and 2004, respectively	180	179
Additional paid-in capital	141,718	140,898
Retained earnings	70,278	70,227
Accumulated other comprehensive loss	(2,418)	(2,365)

Total stockholders’ equity	209,758	208,939

Total liabilities and stockholders’ equity	$448,314	$431,178

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Three Months Ended March 31,
	2005	2004 Restated (Note 3)
	(Unaudited)
Cash flows from operating activities:
Net income	$590	$3,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,754	4,001
Other noncash charges	620	215
Changes in operating assets and liabilities:
Accounts receivable	(9,555)	(15,959)
Inventory	(3,600)	(2,555)
Other current assets	5,872	1,836
Accounts payable	21,045	7,972
Accrued liabilities	1,133	3,104

Net cash provided by operating activities	21,859	1,939

Cash flows from investing activities:
Capital expenditures, net	(14,598)	(8,875)
Changes in nonoperating assets and liabilities	(128)	233

Net cash used in investing activities	(14,726)	(8,642)

Cash flows from financing activities:
Net decrease in debt under revolving credit agreements	(5,000)	(43,200)
Cash dividends paid	(538)	(428)
Proceeds from issuance of common stock	820	49,649

Net cash (used in) provided by financing activities	(4,718)	6,021

Net increase (decrease) in cash and cash equivalents	2,415	(682)

Cash and cash equivalents at beginning of period	14,060	12,019

Cash and cash equivalents at end of period	$16,475	$11,337

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, testing, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for aerospace & defense electronics, truck components & assemblies, and test & measurement equipment.

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2004 as presented in the Company’s Annual Report on Form 10-K.

(3)	Change in Method of Accounting

During the first quarter of 2005, the Company’s Industrial Group changed its method of accounting for certain inventory and costs of sales at its Louisville manufacturing facility to the first-in, first-out (FIFO) method from the last-in, first-out (LIFO) method used in all prior years. As a result, all inventories are now stated at the lower of cost, determined on a FIFO basis, or market. Prior to this voluntary change in accounting principle, approximately 13% of the Company’s total inventory as previously reported was valued using LIFO and the remaining inventories were valued using FIFO.

The change is preferable because it results in conforming all of the Company’s inventories to a uniform method of accounting subsequent to a series of acquisitions from 2001 through 2004. In addition, inventories will be valued in a manner which more closely approximates current cost, and LIFO is the prevalent method used by other entities within the Company’s industry, and it provides a more meaningful and understandable presentation of financial position to users of the Company’s financial statements.

In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, the financial statements for all prior periods have been adjusted to retroactively apply this change in accounting principle.

The effect of the accounting change on net income (loss) and earnings (loss) per common share as previously reported by quarter for 2004 is:

	Year ended December 31, 2004
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net income (loss):
Previously reported	$3,399	$1,984	$3,487	$(1,463)	$7,407
Increase (decrease)	(74)	—	304	662	892

Restated	$3,325	$1,984	$3,791	$(801)	$8,299

Basic earnings (loss) per common share:
Previously reported	$0.23	$0.11	$0.19	$(0.08)	$0.43
Increase (decrease)	(0.01)	—	0.02	0.04	0.05

Restated	$0.22	$0.11	$0.21	$(0.04)	$0.48

Diluted earnings (loss) per common share:
Previously reported	$0.22	$0.11	$0.19	$(0.08)	$0.43
Increase (decrease)	(0.01)	—	0.02	0.04	0.05

Restated	$0.21	$0.11	$0.21	$(0.04)	$0.48

The effect of the accounting change on net income (loss) and earnings (loss) per common share as previously reported for 2003 and 2002 is:

	Year ended December 31,
	2003	2002
	(in thousands, except per share data)
Net income (loss):
Previously reported	$8,135	$11,439
Increase (decrease)	(44)	13

Restated	$8,091	$11,452

Basic earnings (loss) per common share:
Previously reported	$0.57	$0.87
Increase (decrease)	—	—

Restated	$0.57	$0.87

Diluted earnings (loss) per common share:
Previously reported	$0.56	$0.84
Increase (decrease)	—	—

Restated	$0.56	$0.84

The retroactive restatement of the change in accounting method increases previously reported inventory, retained earnings and noncurrent deferred tax liabilities at December 31, 2004 by $2,224,000, $1,503,000 and $721,000, respectively. The restatement had no impact on operating cash flow.

(4)	Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” In April of 2005, the FASB delayed the effective date of SFAS 123R and accordingly, the Company will adopt SFAS 123R on January 1, 2006.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share (see “Stock-Based Compensation” below). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the quarters ended March 31, 2005 and 2004 was $97,000 and $384,000, respectively.

On March 1, 2005 and April 25, 2005, the Board of Directors approved a resolution to accelerate the vesting for “underwater” options as of March 11, 2005 and April 25, 2005, respectively in order to reduce future compensation expense related to outstanding options. After amendment of each underlying option agreement, compensation expense to be recognized in the income statement, subsequent to the adoption of SFAS 123R, was reduced by approximately $1,385,000.

(5)	Stock-Based Compensation

Stock options are granted under various stock compensation programs to employees and non-employee directors. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except for per share data):

	Three Months Ended March 31,
	2005	2004 Restated (Note 3)
	(Unaudited)
Net income	$590	$3,325
Pro forma stock-based compensation expense, net of tax	(1,344)	(372)

Pro forma net (loss) income	$(754)	$2,953

Earnings (loss) per common share:
Basic — as reported	$0.03	$0.22
Basic — pro forma	$(0.04)	$0.20
Diluted — as reported	$0.03	$0.21
Diluted — pro forma	$(0.04)	$0.19

(6)	Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Shares used to compute basic earnings per common share	18,030	14,791
Dilutive effect of stock options	337	802

Shares used to compute diluted earnings per common share	18,367	15,593

(7)	Inventory

Inventory consisted of the following (in thousands):

	March 31, 2005	Restated (Note 3) December 31, 2004
	(Unaudited)
Raw materials	$39,919	$33,599
Work in process	17,015	20,791
Finished goods	8,632	5,956
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	46,209	43,575
Progress payments related to long-term contracts and programs	(5,752)	(1,543)
Reserve for excess and obsolete inventory	(6,347)	(5,902)

	$99,676	$96,476

(8)	Segment Data

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

	Three Months Ended March 31,
	2005	2004 Restated (Note 3)
	(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$88,690	$48,451

Aerospace & Defense	23,996	29,572
Test & Measurement	11,555	11,353

Electronics Group	35,551	40,925

	$124,241	$89,376

Gross profit:
Industrial Group	$6,397	$6,457

Aerospace & Defense	2,391	5,462
Test & Measurement	2,571	2,439

Electronics Group	4,962	7,901

	$11,359	$14,358

Operating income (loss):
Industrial Group	$4,143	$5,069

Aerospace & Defense	(1,000)	1,867
Test & Measurement	(66)	108

Electronics Group	(1,066)	1,975

General, corporate and other	(1,082)	(1,494)

	$1,995	$5,550

(9)	Commitments and Contingencies

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

As of March 31, 2005, the Company had outstanding purchase commitments of approximately $5,041,000, primarily for the acquisition of manufacturing equipment.

(10)	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2005 was 35.5%. Reconciling items between the federal statutory income tax rate of 34.0% and the effective tax rate include state and foreign income taxes, estimated 2005 research and development tax credits and certain other permanent differences.

(11)	Employee Benefit Plans

Pension expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Service cost	$35	$66
Interest cost on projected benefit obligation	560	558
Net amortizations, deferrals and other costs	131	314
Expected return on plan assets	(684)	(607)

	$42	$331

(12)	Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiary is the Mexican peso. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Total comprehensive income for the three months ended March 31, 2005 was $537,000, including a foreign currency translation adjustment of $53,000.

ITem 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Method of Accounting

During the first quarter of 2005, our Industrial Group changed its method of accounting for certain inventory and costs of sales at our Louisville manufacturing facility to the first-in, first-out (FIFO) method from the last-in, first-out (LIFO) method used in all prior years. As a result, all inventories are now stated at the lower of cost, determined on a FIFO basis, or market. Prior to this voluntary change in accounting principle, approximately 13% of our total inventory as previously reported was valued using LIFO and the remaining inventories were valued using FIFO.

The change is preferable because it results in conforming all of our inventories to a uniform method of accounting subsequent to a series of acquisitions from 2001 through 2004. In addition, inventories will be valued in a manner which more closely approximates current cost, and LIFO is the prevalent method used by other entities within our industry, and it provides a more meaningful and understandable presentation of financial position to users of our financial statements.

In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, the financial statements for all prior periods have been adjusted to retroactively apply this change in accounting principle. For the year ended December 31, 2004, the change from LIFO to FIFO reduced previously reported cost of sales for our Industrial Group by $1,284,000 which resulted in corresponding increases in gross profit, operating income and income before taxes. The effect of the accounting change on net income (loss) and earnings (loss) per common share as previously reported by quarter for 2004 is:

	Year ended December 31, 2004
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net income (loss):
Previously reported	$3,399	$1,984	$3,487	$(1,463)	$7,407
Increase (decrease)	(74)	—	304	662	892

Restated	$3,325	$1,984	$3,791	$(801)	$8,299

Basic earnings (loss) per common share:
Previously reported	$0.23	$0.11	$0.19	$(0.08)	$0.43
Increase (decrease)	(0.01)	—	0.02	0.04	0.05

Restated	$0.22	$0.11	$0.21	$(0.04)	$0.48

Diluted earnings (loss) per common share:
Previously reported	$0.22	$0.11	$0.19	$(0.08)	$0.43
Increase (decrease)	(0.01)	—	0.02	0.04	0.05

Restated	$0.21	$0.11	$0.21	$(0.04)	$0.48

The effect of the accounting change on net income (loss) and earnings (loss) per common share as previously reported for 2003 and 2002 is:

	Year ended December 31,
	2003	2002
	(in thousands, except per share data)
Net income (loss):
Previously reported	$8,135	$11,439
Increase (decrease)	(44)	13

Restated	$8,091	$11,452

Basic earnings (loss) per common share:
Previously reported	$0.57	$0.87
Increase (decrease)	—	—

Restated	$0.57	$0.87

Diluted earnings (loss) per common share:
Previously reported	$0.56	$0.84
Increase (decrease)	—	—

Restated	$0.56	$0.84

The retroactive restatement of the change in accounting method increases previously reported inventory, retained earnings and noncurrent deferred tax liabilities at December 31, 2004 by $2,224,000, $1,503,000 and $721,000, respectively. The restatement had no impact on operating cash flow.

Results of Operations

The table presented below, which compares our first quarter results of operations from 2005 to 2004, presents the results for each period, the change in those results from 2005 to 2004 in both dollars and percentage change and the results for each period as a percentage of net revenue. The columns present the following:

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

•	The last two columns in each table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics.

In addition, as used in these tables, “NM” means “not meaningful.”

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

	Three Months Ended March 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended March 31,
	2005	2004 Restated (Note 3)	Favorable (Unfavorable)	Favorable (Unfavorable)	2005	2004
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$88,690	$48,451	$40,239	83.1%	71.4%	54.2%
Aerospace & Defense	23,996	29,572	(5,576)	(18.9)	19.3	33.1
Test & Measurement	11,555	11,353	202	1.8	9.3	12.7

Electronics Group	35,551	40,925	(5,374)	(13.1)	28.6	45.8

Total	124,241	89,376	34,865	39.0	100.0	100.0

Cost of sales:
Industrial Group	82,293	41,994	(40,299)	(96.0)	92.8	86.7
Aerospace & Defense	21,605	24,110	2,505	10.4	90.0	81.5
Test & Measurement	8,984	8,914	(70)	(0.8)	77.7	78.5

Electronics Group	30,589	33,024	2,435	7.4	86.0	80.7

Total	112,882	75,018	(37,864)	(50.5)	90.9	83.9

Gross profit:
Industrial Group	6,397	6,457	(60)	(0.9)	7.2	13.3
Aerospace & Defense	2,391	5,462	(3,071)	(56.2)	10.0	18.5
Test & Measurement	2,571	2,439	132	5.4	22.3	21.5

Electronics Group	4,962	7,901	(2,939)	(37.2)	14.0	19.3

Total	11,359	14,358	(2,999)	(20.9)	9.1	16.1

Selling, general and administrative	8,553	8,158	(395)	(4.8)	6.9	9.1
Research and development	673	524	(149)	(28.4)	0.5	0.6
Amortization of intangible assets	138	126	(12)	(9.5)	0.1	0.1

Operating income	1,995	5,550	(3,555)	(64.1)	1.6	6.2

Interest expense, net	1,261	288	(973)	(337.8)	1.0	0.3
Other income, net	(181)	(58)	123	NM	(0.1)	(0.1)

Income before income taxes	915	5,320	(4,405)	(82.8)	0.7	6.0

Income taxes	325	1,995	1,670	83.7	0.3	2.2

Net income	$590	$3,325	$(2,735)	(82.3)%	0.5%	3.7%

Backlog. Our backlog increased $47.3 million to $261.7 million at March 31, 2005, from $214.3 million at March 31, 2004, on $136.0 million in net orders in the first quarter of 2005 compared to $104.7 million in net orders in the first quarter of 2004. We expect to convert approximately 90% of the backlog at March 31, 2005 to revenue during the next twelve months.

Backlog for our Industrial Group increased $69.8 million to $152.0 million at March 31, 2005, from $82.2 million at March 31, 2004 on $109.2 million in net orders in the first quarter of 2005 compared to $57.5 million in net orders in the first quarter of 2004. Backlog and net orders in the first quarter of 2005 increased primarily due to the ArvinMeritor and Dana contracts that closed on May 3, 2004 and June 30, 2004, respectively. We expect to convert substantially all the Industrial Group’s backlog at March 31, 2005 to revenue during the next twelve months.

Backlog for our Aerospace & Defense segment decreased $20.5 million to $104.4 million at March 31, 2005, from $124.9 million at March 31, 2004, on $14.3 million in net orders in the first quarter of 2005 compared to $34.5 million in net orders in the first quarter of 2004. Backlog for our Test & Measurement segment decreased $1.9 million to $5.3 million at March 31, 2005, on $12.5 million in net orders in 2005 compared to $12.7 million in net orders in 2004. We expect to convert approximately 75% of the Aerospace & Defense backlog and substantially all of the Test & Measurement backlog at March 31, 2005 to revenue during the next twelve months.

Net Revenue. Net revenue in the Industrial Group increased primarily due to higher volume resulting from the new ArvinMeritor and Dana contracts that started in May and June of 2004, respectively. These new contracts with ArvinMeritor for trailer axle beams and various drive train components and with Dana for steer axles, drive axle shafts and drive train components for the light, medium and heavy-duty truck markets generated outsourced services revenue of $29.0 million in the first quarter of 2005. Excluding these two new contracts, our Industrial Group’s net revenue increased $11.2 million primarily due to a general increase in demand for medium and heavy-duty trucks.

The Aerospace & Defense segment derives its revenue from manufacturing services, other outsourced services and product sales. Net revenue decreased in the Aerospace & Defense segment primarily due to lower revenue from product sales and technical outsourced services. Net revenue from product sales decreased $2.7 million in the first quarter of 2005 primarily due to a continued decrease in demand for data storage products. Government funding for certain of our customers’ programs in the range, telemetry and intelligence markets and the related demand for our products is expected to remain low throughout 2005, with a slight improvement over the prior year expected in the second half of 2005. Net revenue from technical outsourced services decreased $2.3 million primarily due to the completion of an engineering program in 2004. Net revenue from manufacturing services decreased $0.6 million primarily due to reduced volume on a military program, partially offset by revenue from a new customer for initial shipments on a new contract.

The Test & Measurement segment derives its revenue from technical services and product sales. Products sales increased $0.2 million for the first quarter of 2005 primarily due to increased shipments on a military program related to the conflict in Iraq. An increase in calibration services offset a decline in testing services resulting in no change in net revenue from technical services from the comparable prior year quarter.

Gross Profit. Our Industrial Group’s gross profit of $6.4 million in the first quarter of 2005 decreased slightly from $6.5 million in the first quarter of 2004 while revenue increased 83.1%. Gross profit as a percentage of revenue decreased to 7.2% from 13.3%, primarily due to costs associated with the increase in manufacturing capacity, launch of new programs, overtime to meet customer shipment schedules and disruption of material deliveries to us and our customers which continued to impact profit margins in the first quarter of 2005. The excess costs associated with these items decreased sequentially from the fourth quarter of 2004 and are expected to continue to decrease throughout 2005 as manufacturing cell installations are completed and as steel quality and supply is expected to improve.

The Aerospace & Defense segment’s gross profit decreased $3.1 million in the first quarter of 2005 primarily due to lower margins associated with the decrease in product revenue. Lower overhead absorption attributable to the 30.6% decrease in product revenue and competitive pricing pressure combined to reduce gross profit by $2.2 million during the first quarter of 2005. The low volume expected for the remainder of 2005 will continue to have a negative impact on gross profit, although the comparable period variance should decrease in the second half of 2005. Manufacturing services gross profit decreased $0.9 million in the first quarter of 2005, primarily due to a change in program mix and lower profit during the ramp-up of a new contract.

The Test & Measurement segment’s gross profit increased $0.1 million for the first quarter of 2005 primarily due to increased product sales with lower manufacturing costs achieved through outsourcing certain product subassemblies.

Selling, General and Administrative. Selling, general and administrative expense increased $0.4 million primarily due to higher administrative costs related to additional infrastructure to support the growth in the Industrial Group. Selling, general and administrative expense as a percentage of revenue decreased from the corresponding prior year period.

Research and Development. The modest increase in research and development costs related to additional investments in two data systems product development projects within our Aerospace & Defense segment.

Amortization of Intangible Assets. Amortization of intangible assets increased in the first quarter of 2005 primarily due to certain identifiable intangible assets acquired in connection with the Industrial Group contracts entered into during 2004.

Interest Expense, Net. Interest expense increased primarily due to an increase in weighted average debt outstanding, as well as, higher interest rates. The weighted average interest rate increased to 4.8% in the first quarter of 2005 from 2.8% in the first quarter of 2004 due to the issuance of senior notes totaling $55.0 million in June and August 2004 at a weighted average fixed interest rate of 5.4% and increased market interest rates and interest margin pricing under our credit agreement.

Income Taxes. Our effective income tax rate decreased to 35.5% in the first quarter of 2005 from 37.5% in the first quarter of 2004. The decrease primarily relates to our operations in Mexico acquired in June 2004 and the 30.0% statutory tax rate for Mexican taxable income.

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities increased $20.0 million to $21.9 million in the first quarter of 2005, primarily due to a decrease in working capital. Accounts receivable and inventories increased $9.6 million and $3.6 million, respectively, in the first quarter of 2005 primarily due to the revenue growth in the Industrial Group. This revenue growth and an increase in days payable outstanding contributed to an increase in accounts payable of $21.0 million in the first quarter of 2005. Other current assets decreased $5.9 million in the first quarter of 2005, primarily due to the receipt of an income tax refund attributable to 2004.

Net cash used in investing activities increased $6.0 million to $14.7 million in the first quarter of 2005 primarily from capital expenditures for our Industrial Group, the Test & Measurement segment and the Aerospace & Defense segment totaling $12.8 million, $1.1 million and $0.6 million, respectively. Capital expenditures for our Industrial Group included forging, machining, and centralized tooling equipment in support of our truck components & assemblies operations. Capital expenditures for our Aerospace & Defense segment were principally comprised of manufacturing and assembly equipment, while expenditures for our Test & Measurement segment were principally comprised of calibration and test equipment.

Net cash used in financing activities was $4.7 million in the first quarter of 2005, compared to net cash provided by financing activities of $6.0 million in the first quarter of 2004. During the first quarter of 2005, we repaid $5.0 million on our revolving credit facility. During the first quarter of 2004, we received net proceeds of $48.0 million for our public stock offering of 3,000,000 shares of common stock that closed in March 2004. Proceeds from the offering were principally used to reduce debt.

We had total borrowings under our revolving credit facility of $55.0 million at March 31, 2005, and an unrestricted cash balance of $16.5 million. Maximum borrowings on the revolving credit facility are $125.0 million, subject to a $15.0 million limit for letters of credit. The credit agreement includes an option to increase the amount of available credit to $150.0 million from $125.0 million, subject to the lead bank’s approval. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group. Our credit agreement was amended in March 2005 to revise certain financial covenants. Other terms of the credit agreement remained substantially unchanged.

As of March 31, 2005, our principal commitment under the revolving credit facility was $2.0 million due in 2005 and $55.0 million due in 2008, while our principal commitment under the senior notes was $7.5 million, $27.5 million and $20.0 million due in 2008, 2011 and 2014. We also had purchase commitments totaling approximately $5.0 million at March 31, 2005, primarily for manufacturing equipment.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no significant changes in our critical accounting policies during the first quarter of 2005.

Forward-looking Statements

This quarterly report, and our other oral or written communications, may contain “forward-looking” statements. These statements may include our expectations or projections about the future of our industries, business strategies, potential acquisitions or financial results and our views about developments beyond our control including domestic or global economic conditions, trends and market developments. These statements are based on management’s views and assumptions at the time originally made and we undertake no obligation to update these statements, even if, for example they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views will come to pass, and you should not place undue reliance on these forward-looking statements.

A number of significant factors could materially affect our specific business operations, and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results include:

•	Disruptions in the timely supply or availability of raw materials such as steel and component parts, and changes to the demands of our customers’ schedules for finished goods, could delay, increase the cost or otherwise impair our ability to efficiently manage production schedules, adversely affecting our revenues, expenses or earnings;

•	Increases in the cost of raw materials such as steel or component parts could increase our working capital committed to such materials and parts, work in process and finished goods, and could cause delays in payment from, or other difficulties for, our customers who are impacted by such costs;

•	The cost, efficiency and yield of our operations, including changes in product mix and any associated variances in our profit margins; cost and inefficiencies associated with increasing our manufacturing capacity and launching new programs; our ability to successfully reduce the causes, amounts and costs related to the scrap levels in our production processes; our ability to achieve expected annual savings or other synergies from past and future business combinations; inventory risks due to shifts in market demand, obsolescence, price erosion of raw material or component parts, shrinkage, or other factors affecting our inventory valuations; or our ability to successfully manage growth, contraction or competitive pressures in our primary markets, including the commercial vehicle or aerospace & defense electronics markets, or in the domestic or global economies;

•	Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or, after closing with regard to the timely discovery of breaches of representations or warranties, or of certain indemnified environmental conditions;

•	The failure to agree on the final terms of any definitive agreements, long-term supply agreements, collective bargaining agreements, or related agreements or any party’s breach of, or refusal to close the transactions reflected in, those agreements;

•	Access to capital on favorable terms as needed for our operations or growth, including changes in the costs or supply of debt, equity capital, or insurance coverages, whether resulting from adverse changes in our operations, our financial results, the risk profile of our businesses, our credit ratings, any actual or alleged breach of our debt covenants, insurance conditions or similar agreements, or any adverse regulatory developments;

•	Our concentrated reliance on major customers, suppliers or programs, including any changes, delays, or cancellations by the government or other customers which impact our major programs, or any revisions in the timing of shipments, prices or the estimated costs related to our major contracts;

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

•	The risks inherent in operating abroad, including foreign currency exchange rates, adverse regulatory developments, and miscommunications or errors due to inaccurate foreign language translations;

•	The risk of changes in or adverse actions under applicable law or in our regulatory authorizations, licenses, security clearances, or other legal rights to operate our businesses, manage our work force or import and export goods and services as needed; any change in our accounting policies or practices; the risk of litigation, including litigation with respect to customer, creditor, stockholder, environmental or asbestos-related matters, customer or supplier claims, or stockholders; or the risk of other adverse regulatory actions, compliance costs or other governmental sanctions;

•	The risks relating to war and future terrorist activities or political uncertainties which could change the timing and availability of funding for the aerospace & defense electronics markets that we serve or impact the cost or feasibility of doing business domestically or abroad;

•	Disruptions or cost increases of utilities such as electricity, natural gas or water, the occurrence of natural disasters, casualties, or our failure to anticipate or to adequately insure against other risks and uncertainties present in our businesses including unknown or unidentified risks; and

•	Other factors included in our filings with the Securities and Exchange Commission.

This list of factors that may affect our future performance or the accuracy of our forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

In this quarterly report, we may rely on and refer to information and statistics regarding the markets in which we compete. We obtained this information and these statistics from various third party sources and publications that are not produced for the purposes of securities offerings or reporting or economic analysis. We have not independently verified the data and cannot assure you of the accuracy of the data we have included.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.75% at March 31, 2005) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense approximating $570,000 on an annualized basis, based upon our debt outstanding at March 31, 2005. Fluctuations in foreign currency exchange rates have historically had little impact on our earnings, fair values or cash flows, because the vast majority of our transactions are denominated in U.S. dollars. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurances that the growth in our Industrial Group’s business combined with significant increases in the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	2005A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated March 10, 2005 (incorporated by reference to Exhibit 10.6.6 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020)).

10.2	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.3	Form of Restricted Stock Award Agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.4	Form of Non-Qualified Stock Option Award Agreement for Six-Year Stock Option for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.5	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on March 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.6	Form of Amendment to Stock Option Agreements to Accelerate Vesting Periods for Certain “Underwater” Options for grants to executive officers and other key employees.

10.7	Amendment to Stock Option Agreements to David D. Johnson.

18	Letter Regarding Change in Accounting Principles

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC. (Registrant)

Date: May 6, 2005	By:	/s/ David D. Johnson
(David D. Johnson) Vice President & Chief Financial Officer

Date: May 6, 2005	By:	/s/ Anthony C. Allen
(Anthony C. Allen) Vice President & Chief Accounting Officer