Form 10-Q
period 2005-06-30
SYPRIS SOLUTIONS INC
filed 2005-08-05
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

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

As of July 29, 2005, the Registrant had 18,035,758 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 Restated (Note 3)	2005	2004 Restated (Note 3)
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$117,404	$85,923	$234,415	$166,050
Products	8,198	9,973	15,428	19,222

Total net revenue	125,602	95,896	249,843	185,272

Cost of sales:
Outsourced services	106,694	77,003	214,028	146,429
Products	5,020	5,897	10,568	11,489

Total cost of sales	111,714	82,900	224,596	157,918

Gross profit	13,888	12,996	25,247	27,354

Selling, general and administrative	9,113	8,628	17,666	16,786
Research and development	944	875	1,617	1,399
Amortization of intangible assets	175	140	313	266

Operating income	3,656	3,353	5,651	8,903

Interest expense, net	1,508	227	2,769	515
Other income, net	(586)	(48)	(767)	(106)

Income before income taxes	2,734	3,174	3,649	8,494

Income tax expense	753	1,190	1,078	3,185

Net income	$1,981	$1,984	$2,571	$5,309

Earnings per common share:
Basic	$0.11	$0.11	$0.14	$0.33
Diluted	$0.11	$0.11	$0.14	$0.31

Dividends declared per common share	$0.03	$0.03	$0.06	$0.06

Weighted average shares outstanding:
Basic	18,028	17,827	17,996	16,326
Diluted	18,261	18,552	18,279	17,072

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 30, 2005	December 31, 2004 Restated (Note 3)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,283	$14,060
Accounts receivable, net	110,813	104,637
Inventory, net	121,908	96,476
Other current assets	17,737	21,566

Total current assets	268,741	236,739

Property, plant and equipment, net	180,790	166,940

Goodwill	14,277	14,277

Other assets	13,476	13,222

Total assets	$477,284	$431,178

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$97,220	$61,778
Accrued liabilities	20,811	20,378
Current portion of long-term debt	7,000	7,000

Total current liabilities	125,031	89,156

Long-term debt	117,500	110,000
Other liabilities	22,798	23,083

Total liabilities	265,329	222,239

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 18,035,358 and 17,920,500 shares issued and outstanding in 2005 and 2004, respectively	180	179
Additional paid-in capital	141,931	140,898
Retained earnings	71,716	70,227
Accumulated other comprehensive loss	(1,872)	(2,365)

Total stockholders’ equity	211,955	208,939

Total liabilities and stockholders’ equity	$477,284	$431,178

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Six Months Ended June 30,
	2005	2004 Restated (Note 3)
	(Unaudited)
Cash flows from operating activities:
Net income	$2,571	$5,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,900	8,516
Other noncash charges	1,507	693
Changes in operating assets and liabilities, net of acquisitions in 2004:
Accounts receivable	(6,517)	(26,816)
Inventory	(26,282)	(11,312)
Other current assets	3,227	1,786
Accounts payable	35,993	20,113
Accrued liabilities	1,230	5,017

Net cash provided by operating activities	23,629	3,306

Cash flows from investing activities:
Capital expenditures	(26,061)	(19,214)
Purchase of the net assets of acquired entities	—	(29,399)
Changes in nonoperating assets and liabilities	(797)	247

Net cash used in investing activities	(26,858)	(48,366)

Cash flows from financing activities:
Net change in debt under revolving credit facility	7,500	(37,700)
Proceeds from long-term debt	—	27,500
Cash dividends paid	(1,078)	(950)
Proceeds from issuance of common stock	1,030	56,730

Net cash provided by financing activities	7,452	45,580

Net increase in cash and cash equivalents	4,223	520

Cash and cash equivalents at beginning of period	14,060	12,019

Cash and cash equivalents at end of period	$18,283	$12,539

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, testing, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for aerospace & defense electronics, truck components and assemblies, and test & measurement equipment.

(2) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2004 as presented in the Company’s Annual Report on Form 10-K.

(3) Change in Method of Accounting

During the first quarter of 2005, the Company’s Industrial Group changed its method of accounting for certain inventory and cost of sales at its Louisville manufacturing facility to the first-in, first-out (FIFO) method from the last-in, first-out (LIFO) method used in all prior years. As a result, all inventories are now stated at the lower of cost, determined on a FIFO basis, or market. Prior to this voluntary change in accounting principle, approximately 13% of the Company’s total inventory as previously reported was valued using LIFO and the remaining inventories were valued using FIFO.

The change is preferable because it results in conforming all of the Company’s inventories to a uniform method of accounting subsequent to a series of acquisitions from 2001 through 2004. In addition, inventories will be valued in a manner which more closely approximates current cost, and FIFO is the prevalent method used by other entities within the Company’s industry and provides a more meaningful and understandable presentation of financial position to users of the Company’s financial statements.

In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, the financial statements for all prior periods have been adjusted to retroactively apply this change in accounting principle. The effect of the accounting change on net income (loss) and earnings (loss) per common share as previously reported by quarter for 2004 is:

	Year ended December 31, 2004
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net income (loss):
Previously reported	$3,399	$1,984	$3,487	$(1,463)	$7,407
Increase (decrease)	(74)	—	304	662	892

Restated	$3,325	$1,984	$3,791	$(801)	$8,299

Basic earnings (loss) per common share:
Previously reported	$0.23	$0.11	$0.19	$(0.08)	$0.43
Increase (decrease)	(0.01)	—	0.02	0.04	0.05

Restated	$0.22	$0.11	$0.21	$(0.04)	$0.48

Diluted earnings (loss) per common share:
Previously reported	$0.22	$0.11	$0.19	$(0.08)	$0.42
Increase (decrease)	(0.01)	—	0.02	0.04	0.05

Restated	$0.21	$0.11	$0.21	$(0.04)	$0.47

The effect of the accounting change on net income and earnings per common share as previously reported for 2003 and 2002 is:

	Years ended December 31,
	2003	2002
	(in thousands, except per share data)
Net income:
Previously reported	$8,135	$11,439
Increase (decrease)	(44)	13

Restated	$8,091	$11,452

Basic earnings per common share:
Previously reported	$0.57	$0.87
Increase (decrease)	—	—

Restated	$0.57	$0.87

Diluted earnings per common share:
Previously reported	$0.56	$0.84
Increase (decrease)	—	—

Restated	$0.56	$0.84

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share (see “Stock-Based Compensation” below). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the six months ended June 30, 2005 and 2004 was $175,000 and $552,000, respectively.

On March 1, 2005 and April 25, 2005, the Board of Directors approved resolutions to accelerate the vesting for “underwater” options as of March 11, 2005 and April 25, 2005, respectively in order to reduce future compensation expense related to outstanding options. After amendment of each underlying option agreement, compensation expense to be recognized in the income statement, subsequent to the adoption of SFAS No. 123R was reduced by approximately $1,385,000.

(5) Stock-Based Compensation

Stock options are granted under various stock compensation programs to employees and non-employee directors. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 Restated (Note 3)	2005	2004, Restated (Note 3)
	(Unaudited)		(Unaudited)
Net income	$1,981	$1,984	$2,571	$5,309
Pro forma stock-based compensation expense, net of tax	(157)	(451)	(1,501)	(823)

Pro forma net income	$1,824	$1,533	$1,070	$4,486

Earnings per common share:
Basic – as reported	$0.11	$0.11	$0.14	$0.33
Basic – pro forma	$0.10	$0.09	$0.06	$0.27
Diluted – as reported	$0.11	$0.11	$0.14	$0.31
Diluted – pro forma	$0.10	$0.08	$0.06	$0.26

(6) Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Shares used to compute basic earnings per common share	18,028	17,827	17,996	16,326
Dilutive effect of stock options	233	725	283	746

Shares used to compute diluted earnings per common share	18,261	18,552	18,279	17,072

(7) Inventory

Inventory consisted of the following (in thousands):

	June 30, 2005	December 31, 2004 Restated (Note 3)
	(Unaudited)
Raw materials	$49,336	$33,599
Work in process	18,082	20,791
Finished goods	12,119	5,956
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	51,998	43,575
Progress payments related to long-term contracts and programs	(2,834)	(1,543)
Reserve for excess and obsolete inventory	(6,793)	(5,902)

	$121,908	$96,476

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 Restated (Note 3)	2005	2004, Restated (Note 3)
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$89,673	$58,222	$178,363	$106,673
Aerospace & Defense	24,095	25,793	48,091	55,365
Test & Measurement	11,834	11,881	23,389	23,234

Electronics Group	35,929	37,674	71,480	78,599

	$125,602	$95,896	$249,843	$185,272

Gross profit:
Industrial Group	$7,541	$5,536	$13,938	$11,993
Aerospace & Defense	3,369	4,791	5,760	10,253
Test & Measurement	2,978	2,669	5,549	5,108

Electronics Group	6,347	7,460	11,309	15,361

	$13,888	$12,996	$25,247	$27,354

Operating income (loss):
Industrial Group	$5,334	$3,516	$9,477	$8,585
Aerospace & Defense	(127)	657	(1,127)	2,524
Test & Measurement	39	316	(27)	424

Electronics Group	(88)	973	(1,154)	2,948
General, corporate and other	(1,590)	(1,136)	(2,672)	(2,630)

	$3,656	$3,353	$5,651	$8,903

	June 30, 2005	December 31, 2004 Restated (Note 3)
	(Unaudited)
Total assets:
Industrial Group	$317,010	$270,228
Aerospace & Defense	98,702	101,344
Test & Measurement	35,755	33,537

Electronics Group	134,457	134,881
General, corporate and other	25,817	26,069

	$477,284	$431,178

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

As of June 30, 2005, the Company had outstanding purchase commitments of approximately $3,754,000, primarily for the acquisition of manufacturing equipment.

(10) Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2005 was 27.5% and 29.5%, respectively. Reconciling items between the federal statutory income tax rate of 34.0% and the effective tax rate include changes in estimates for tax contingencies, state and foreign income taxes, estimated 2005 research and development tax credits and certain other permanent differences.

(11) Employee Benefit Plans

Pension expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Service cost	$70	$19	$105	$85
Interest cost on projected benefit obligation	1,642	485	2,202	1,043
Net amortizations, deferrals and other costs	372	55	504	369
Expected return on plan assets	(2,037)	(746)	(2,722)	(1,353)

	$47	$(187)	$89	$144

(12)	Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiary is the Mexican peso. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Total comprehensive income for the three months and six months ended June 30, 2005 was $2,527,000 and $3,064,000, respectively, including foreign currency translation adjustments of $546,000 and $493,000. For the three months and six months ended June 30, 2005, other income, net includes foreign currency transaction gains of $532,000 and $620,000, respectively.

(13)	Subsequent Events

On June 27, 2005, the Compensation Committee (the “Committee”) of the Company’s Board of Directors approved a program, pursuant to the 2004 Sypris Equity Plan, to authorize the issuance of various restricted stock awards to key employees, including the Company’s executive officers, in large part pursuant to a newly approved executive long term incentive program. The awards vest at various rates depending on the type of award issued.

Effective August 1, 2005, restricted stock awards potentially representing 112,000 shares of common stock were granted to Company executives. Certain shares are subject to performance requirements; however, with certain exceptions, the restrictions on one-third of these shares are removed after three, five and seven years, respectively. During the restricted period, which is commensurate with each vesting year, the recipients receive dividends and voting rights for the shares. Generally, if a recipient leaves the Company before the end of the restricted period or if performance requirements are not met, if any, the shares will be forfeited. The shares have been valued at fair value on the grant date and maximum compensation expense to be recognized in future periods totals $1,200,000 prior to consideration of forfeitures or attainment of performance requirements, if any.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Method of Accounting

During the first quarter of 2005, our Industrial Group changed its method of accounting for certain inventory and cost of sales at our Louisville manufacturing facility to the first-in, first-out (FIFO) method from the last-in, first-out (LIFO) method used in all prior years. As a result, all inventories are now stated at the lower of cost, determined on a FIFO basis, or market. Prior to this voluntary change in accounting principle, approximately 13% of our total inventory as previously reported was valued using LIFO and the remaining inventories were valued using FIFO.

The change is preferable because it results in conforming all of our inventories to a uniform method of accounting subsequent to a series of acquisitions from 2001 through 2004. In addition, inventories will be valued in a manner which more closely approximates current cost, and FIFO is the prevalent method used by other entities within our industry and provides a more meaningful and understandable presentation of financial position to users of our financial statements.

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

	Year ended December 31, 2004
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
Net income (loss):
Previously reported	$3,399	$1,984	$3,487	$(1,463)	$7,407
Increase (decrease)	(74)	—	304	662	892

Restated	$3,325	$1,984	$3,791	$(801)	$8,299

Basic earnings (loss) per common share:
Previously reported	$0.23	$0.11	$0.19	$(0.08)	$0.43
Increase (decrease)	(0.01)	—	0.02	0.04	0.05

Restated	$0.22	$0.11	$0.21	$(0.04)	$0.48

Diluted earnings (loss) per common share:
Previously reported	$0.22	$0.11	$0.19	$(0.08)	$0.42
Increase (decrease)	(0.01)	—	0.02	0.04	0.05

Restated	$0.21	$0.11	$0.21	$(0.04)	$0.47

The effect of the accounting change on net income and earnings per common share as previously reported for 2003 and 2002 is:

	Years ended December 31,
	2003	2002
	(in thousands, except per share data)
Net income:
Previously reported	$8,135	$11,439
Increase (decrease)	(44)	13

Restated	$8,091	$11,452

Basic earnings per common share:
Previously reported	$0.57	$0.87
Increase (decrease)	—	—

Restated	$0.57	$0.87

Diluted earnings per common share:
Previously reported	$0.56	$0.84
Increase (decrease)	—	—

Restated	$0.56	$0.84

The retroactive restatement of the change in accounting method increases previously reported inventory, retained earnings and noncurrent deferred tax liabilities at December 31, 2004 by $2,224,000, $1,503,000 and $721,000, respectively. The restatement had no impact on operating cash flow.

Results of Operations

The tables presented below, which compare our results of operations for the second quarter and six month periods from 2005 to 2004, present the results for each period, the change in those results from 2005 to 2004 in both dollars and percentage change and the results for each period as a percentage of net revenue. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Year Over Year Change” and “Year Over Year Percentage Change” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net revenue increases from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative number in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics.

In addition, as used in these tables, “NM” means “not meaningful.”

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

	Three Months Ended June 30,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended June 30,
	2005	2004 Restated (Note 3)	Favorable (Unfavorable)	Favorable (Unfavorable)	2005	2004
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$89,673	$58,222	$31,451	54.0%	71.4%	60.7%
Aerospace & Defense	24,095	25,793	(1,698)	(6.6)	19.2	26.9
Test & Measurement	11,834	11,881	(47)	(0.4)	9.4	12.4

Electronics Group	35,929	37,674	(1,745)	(4.6)	28.6	39.3

Total	125,602	95,896	29,706	31.0	100.0	100.0

Cost of sales:
Industrial Group	82,132	52,686	(29,446)	(55.9)	91.6	90.5
Aerospace & Defense	20,726	21,002	276	1.3	86.0	81.4
Test & Measurement	8,856	9,212	356	3.9	74.8	77.5

Electronics Group	29,582	30,214	632	2.1	82.3	80.2

Total	111,714	82,900	(28,814)	(34.8)	88.9	86.4

Gross profit:
Industrial Group	7,541	5,536	2,005	36.2	8.4	9.5
Aerospace & Defense	3,369	4,791	(1,422)	(29.7)	14.0	18.6
Test & Measurement	2,978	2,669	309	11.6	25.2	22.5

Electronics Group	6,347	7,460	(1,113)	(14.9)	17.7	19.8

Total	13,888	12,996	892	6.9	11.1	13.6

Selling, general and administrative	9,113	8,628	(485)	(5.6)	7.3	9.0
Research and development	944	875	(69)	(7.9)	0.8	0.9
Amortization of intangible assets	175	140	(35)	(25.0)	0.1	0.2

Operating income	3,656	3,353	303	9.0	2.9	3.5

Interest expense, net	1,508	227	(1,281)	NM	1.2	0.2
Other income, net	(586)	(48)	538	NM	(0.5)	—

Income before income taxes	2,734	3,174	(440)	(13.9)	2.2	3.3

Income taxes	753	1,190	437	36.7	0.6	1.2

Net income	$1,981	$1,984	$(3)	(0.2)%	1.6%	2.1%

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

	Six Months Ended June 30,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Six Months Ended June 30,
	2005	2004 Restated (Note 3)	Favorable (Unfavorable)	Favorable (Unfavorable)	2005	2004
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$178,363	$106,673	$71,690	67.2%	71.4%	57.6%
Aerospace & Defense	48,091	55,365	(7,274)	(13.1)	19.2	29.9
Test & Measurement	23,389	23,234	155	0.7	9.4	12.5

Electronics Group	71,480	78,599	(7,119)	(9.1)	28.6	42.4

Total	249,843	185,272	64,571	34.9	100.0	100.0

Cost of sales:
Industrial Group	164,425	94,680	(69,745)	(73.7)	92.2	88.8
Aerospace & Defense	42,331	45,112	2,781	6.2	88.0	81.5
Test & Measurement	17,840	18,126	286	1.6	76.3	78.0

Electronics Group	60,171	63,238	3,067	4.8	84.2	80.5

Total	224,596	157,918	(66,678)	(42.2)	89.9	85.2

Gross profit:
Industrial Group	13,938	11,993	1,945	16.2	7.8	11.2
Aerospace & Defense	5,760	10,253	(4,493)	(43.8)	12.0	18.5
Test & Measurement	5,549	5,108	441	8.6	23.7	22.0

Electronics Group	11,309	15,361	(4,052)	(26.4)	15.8	19.5

Total	25,247	27,354	(2,107)	(7.7)	10.1	14.8

Selling, general and administrative	17,666	16,786	(880)	(5.2)	7.1	9.1
Research and development	1,617	1,399	(218)	(15.6)	0.6	0.7
Amortization of intangible assets	313	266	(47)	(17.7)	0.1	0.1

Operating income	5,651	8,903	(3,252)	(36.5)	2.3	4.9

Interest expense, net	2,769	515	(2,254)	NM	1.1	0.3
Other (income) expense, net	(767)	(106)	661	NM	(0.3)	—

Income before income taxes	3,649	8,494	(4,845)	(57.0)	1.5	4.6

Income taxes	1,078	3,185	2,107	66.2	0.5	1.7

Net income	$2,571	$5,309	$(2,738)	(51.6)%	1.0%	2.9%

Backlog. Our backlog increased $2.8 million to $253.9 million at June 30, 2005, from $251.1 million at June 30, 2004, on $254.0 million in net orders in the six months ended June 30, 2005 compared to $237.5 million in net orders in the six months ended June 30, 2004. We expect to convert approximately 92% of the backlog at June 30, 2005 to revenue during the next twelve months.

Backlog for our Industrial Group increased $27.5 million to $147.6 million at June 30, 2005, from $120.1 million at June 30, 2004 on $194.5 million in net orders in the six months ended June 30, 2005 compared to $153.6 million in net orders in the six months ended June 30, 2004. We expect to convert substantially all of the Industrial Group’s backlog at June 30, 2005 to revenue during the next twelve months.

Backlog for our Aerospace & Defense segment decreased $23.3 million to $100.9 million at June 30, 2005, from $124.2 million at June 30, 2004, on $34.0 million in net orders in the six months ended June 30, 2005 compared to $59.6 million in net orders in the six months ended June 30, 2004. Backlog for our Test & Measurement segment decreased $1.5 million to $5.4 million at June 30, 2005, on

$24.5 million in net orders in 2005 compared to $24.3 million in net orders in 2004. We expect to convert approximately 79% of the Aerospace & Defense backlog and 98% of the Test & Measurement backlog at June 30, 2005 to revenue during the next twelve months.

Net Revenue. Net revenue in the Industrial Group increased primarily due to higher volume resulting from the new ArvinMeritor and Dana contracts that started in May and June of 2004, respectively. These new contracts with ArvinMeritor for trailer axle beams and various drive train components and with Dana for steer axles, drive axle shafts and drive train components for the light, medium and heavy-duty truck markets generated outsourced services revenue of $32.8 million and $59.8 million in the second quarter and six month periods of 2005, respectively, as compared to $9.6 million in both comparable periods of 2004. Excluding these two new contracts, our Industrial Group’s net revenue increased $8.2 million and $21.5 million for the second quarter and six month periods of 2005, respectively, primarily due to a growth in the commercial vehicle market.

The Aerospace & Defense segment derives its revenue from manufacturing services, other outsourced services and product sales. Net revenue decreased in the Aerospace & Defense segment primarily due to lower revenue from product sales and technical outsourced services. Net revenue from product sales decreased $2.3 million and $5.0 million in the second quarter and six month periods of 2005, respectively, primarily due to a continued decrease in demand for data storage products. Government funding for certain of our customers’ programs in the range, telemetry and intelligence markets and the related demand for our products is expected to improve over prior year in the second half of 2005. Net revenue from technical outsourced services decreased $1.3 million and $3.5 million in the second quarter and six month periods of 2005, respectively, primarily due to the completion of an engineering program in 2004. Net revenue from manufacturing services increased $1.9 million and $1.2 million in the second quarter and six month periods of 2005, respectively, primarily due to increased volume on two military programs and revenue from new customers for initial shipments on new contracts.

The Test & Measurement segment derives its revenue from technical services and product sales. Products sales increased $0.4 million and $0.6 million for the second quarter and six month periods of 2005, respectively, primarily due to increased shipments on a military program related to the conflict in Iraq. Net revenue from technical outsourced services decreased $0.4 million and $0.5 million in the second quarter and six month periods of 2005, respectively.

Gross Profit. Our Industrial Group’s gross profit of $7.5 million and $13.9 million in the second quarter and six month periods of 2005, respectively, increased from $5.5 million and $12.0 million in the second quarter and six month periods of 2004, respectively. Gross profit as a percentage of revenue decreased to 8.4% and 7.8% for the second quarter and six month periods of 2005, respectively, from 9.5% and 11.2% for the second quarter and six month periods of 2004, respectively, primarily due to costs associated with the increase in manufacturing capacity, launch of new programs, and overtime to meet customer shipment schedules. The excess costs associated with these items decreased sequentially from the first quarter of 2005 and are expected to continue to decrease throughout 2005 as manufacturing cell installations are completed.

The Aerospace & Defense segment’s gross profit decreased $1.4 million and $4.5 million in the second quarter and six month periods of 2005, respectively, primarily due to lower margins associated with the decrease in product revenue. Lower overhead absorption attributable to the 40.8% and 45.5% decrease in product revenue reduced gross profit by $1.1 million and $3.2 million during the second quarter and six month periods of 2005, respectively. Higher volumes expected for the remainder of 2005 should continue to improve gross profit performance in the second half of 2005. Manufacturing services gross profit decreased $0.2 million and $0.7 million in the second quarter and six month periods of 2005, respectively, primarily due to a change in program mix and lower profit during the ramp-up of a new contract.

The Test & Measurement segment’s gross profit increased $0.3 million and $0.4 million for the second quarter and six month periods of 2005, respectively, primarily due to increased product sales with lower manufacturing costs achieved through outsourcing certain product subassemblies.

Selling, General and Administrative. Selling, general and administrative expense increased $0.5 million and $0.9 million in the second quarter and six month periods of 2005, respectively, primarily due to additional infrastructure to support growth in the Industrial Group and costs associated with headcount reductions in both the Aerospace & Defense and Test & Measurement segments. Selling, general and administrative expense as a percentage of revenue decreased from the corresponding prior year periods.

Research and Development. The increase in research and development costs relate to continued investments in two data systems product development projects within our Aerospace & Defense segment.

Amortization of Intangible Assets. Amortization of intangible assets increased in the second quarter and six month periods primarily due to certain identifiable intangible assets acquired in connection with the new ArvinMeritor and Dana contracts that started in May and June of 2004, respectively.

Interest Expense, Net. Interest expense increased in the second quarter and six month periods due to an increase in weighted average debt outstanding and higher interest rates. The weighted average interest rate increased to 5.1% in the second quarter of 2005 from 3.7% in the second quarter of 2004 due to the issuance of senior notes totaling $55.0 million in June and August 2004 at a weighted average fixed interest rate of 5.4% and increased market interest rates and interest margin pricing under our credit agreement.

Other Income, Net. Other income, net increased for the second quarter and six month periods of 2005 due primarily to foreign currency transaction gains of $532,000 and $620,000, respectively.

Income Taxes. Our effective income tax rate decreased to 27.5% and 29.5% for the second quarter and six months ended June 30, 2005 from 37.5% in the second quarter and six month periods in 2004. The decrease primarily relates to certain changes in estimates for tax contingencies and the impact of our operations in Mexico acquired on June 30, 2004, for which the 2005 statutory tax rate is 30.0%.

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities increased $20.3 million to $23.6 million for the first six months of 2005, primarily due to a net decrease in working capital investment in 2005. Accounts receivable and inventories increased $6.5 million and $26.3 million, respectively, in the first six months of 2005 primarily due to the revenue growth in the Industrial Group. This revenue growth and an increase in days payable outstanding contributed to an increase in accounts payable of $36.0 million in the first six months of 2005. Other current assets decreased $3.2 million in the first six months of 2005, primarily due to the receipt of an income tax refund attributable to 2004.

Net cash used in investing activities decreased $21.5 million to $26.9 million for the first six months of 2005, primarily due to 2004 amounts including the Industrial Group’s acquisition of net assets approximating $29.4 million related to the new contracts, which was partially offset by increases in the Industrial Group’s 2005 capital expenditures primarily in support of continued expansion.

Net cash provided by financing activities was $7.5 million for the first six months of 2005, compared to $45.6 million in the first six months of 2004. During the first six months of 2005, we borrowed $7.5 million on our revolving credit facility, while during the same period for 2004, we received net proceeds of $55.2 million for our public stock offering of 3,450,000 shares of common stock that closed in March and April 2004. Proceeds from the offering were principally used to reduce debt on our revolving credit facility.

We had total borrowings under our revolving credit facility of $69.5 million at June 30, 2005, and an unrestricted cash balance of $18.3 million. Maximum borrowings on the revolving credit facility are $125.0 million, subject to a $15.0 million limit for letters of credit. The credit agreement includes an option to increase the amount of available credit to $150.0 million from $125.0 million, subject to the lead bank’s approval. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group. Our credit agreement was amended in March and August 2005 to revise certain financial covenants, while our senior notes were amended in August 2005 to revise certain financial covenants. Other terms of the credit agreement and senior notes remained substantially unchanged.

As of June 30, 2005, our principal commitment under the revolving credit facility was $7.0 million due in 2005 and $62.5 million due in 2008, while our principal commitment under the senior notes was $7.5 million, $27.5 million and $20.0 million due in 2008, 2011 and 2014, respectively. We also had purchase commitments totaling approximately $3.7 million at June 30, 2005, primarily for manufacturing equipment.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no significant changes in our critical accounting policies during the first six months of 2005.

Forward-looking Statements

This quarterly report, and our other oral and written communications may contain “forward-looking” statements. These statements may include our expectations or projections about the future of our industries, business strategies, potential acquisitions or financial results and our views about developments beyond our control including domestic or global economic conditions, trends and market developments. These statements are based on management’s views and assumptions at the time originally made and we undertake no obligation to update these statements, even if, for example they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views will come to pass, and you should not place undue reliance on these forward-looking statements.

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

Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results include:

•	Disruptions in the timely supply or availability of raw materials such as steel and component parts, and changes to the demands of our customers’ schedules for finished goods, could delay, increase the cost or otherwise impair our ability to efficiently manage production schedules, adversely affecting our revenues, expenses or earnings;

•	Increases in the cost of raw materials such as steel or component parts could increase our working capital committed to such materials and parts, work in process and finished goods, and could cause delays in payment from, or other difficulties for, our customers who are impacted by such costs;

•	The cost, efficiency and yield of our operations, including changes in product mix and any associated variances in our profit margins; cost and inefficiencies associated with increasing our manufacturing capacity and launching new programs; our ability to successfully reduce the causes, amounts and costs related to the scrap levels, overtime rates, or expediting costs in our production processes; our ability to achieve expected annual savings or other synergies from past and future business combinations; inventory risks due to shifts in market demand, obsolescence, price erosion of raw material or component parts, shrinkage, or other factors affecting our inventory valuations; production delays due to equipment downtime; or our ability to successfully manage growth beyond our productive capacity, contraction, cyclical downturns or competitive pressures in our primary markets, including the commercial vehicle or aerospace & defense electronics markets, or in the domestic or global economies;

•	Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or, after closing with regard to the timely discovery of breaches of representations or warranties, or of certain indemnified environmental conditions;

•	The failure to agree on the final terms of any definitive agreements, long-term supply agreements, collective bargaining agreements, or related agreements or any party’s breach of, or refusal to close the transactions reflected in, those agreements;

•	Access to capital on favorable terms as needed for our operations or growth, including changes in the costs or supply of debt, equity capital, or insurance coverages, whether resulting from adverse changes in our operations, our financial results, the risk profile of our businesses, our credit ratings, any actual or alleged breach of our debt covenants, insurance conditions or similar agreements, or any adverse regulatory developments;

•	Our concentrated reliance on major customers, suppliers or programs, including any changes, delays, or cancellations by the government or other customers which impact our major programs, or any revisions in the timing of shipments, prices or the estimated costs related to our major contracts;

•	The Company’s dependence on its current management and our ability to successfully recruit and retain qualified employees as needed to manage our businesses in a changing business environment, including during rapid changes in the size, complexity or skills required of our workforce; labor disputes or other deteriorations in our labor relations; or changes in the cost of providing pension and other employee benefits, including changes in health care costs, investment returns on plan assets, and discount rates used to calculate pension and related liabilities, which could lead to increased costs or disruptions of operations in any of our business units;

•	The risks inherent in operating abroad, including foreign currency exchange rates, adverse regulatory developments, and miscommunications or errors due to inaccurate foreign language translations;

•	The risk of changes in or adverse actions under applicable law or in our regulatory authorizations, licenses, security clearances, or other legal rights to operate our businesses, manage our work force or import and export goods and services as needed; any change in our accounting policies or practices; the risk of litigation, including litigation with respect to customer, creditor, stockholder, environmental or asbestos-related matters, customer or supplier claims, or stockholders; or the risk of other adverse regulatory actions, costs of compliance with regulatory or contractual obligations; or other governmental sanctions;

•	The risks relating to war and future terrorist activities or political uncertainties which could change the timing and availability of funding for the aerospace & defense electronics markets that we serve or impact the cost or feasibility of doing business domestically or abroad;

•	Disruptions or cost increases of utilities such as electricity, natural gas or water, the occurrence of natural disasters, casualties, or our failure to anticipate or to adequately insure against other risks and uncertainties present in our businesses including unknown or unidentified risks; and

•	Other factors included in our filings with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (2.0% at June 30, 2005) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense approximating $695,000 on an annualized basis, based upon our debt outstanding at June 30, 2005. Historically, fluctuations in foreign currency exchange rates have not materially impacted our earnings, fair values or cash flows, because the vast majority of our transactions are denominated in U.S. dollars. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurance that the growth in our Industrial Group’s business combined with significant increases in the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on April 26, 2005 in Louisville, Kentucky. At the meeting, stockholders elected three Class III directors for a term of three years pursuant to the following votes:

Class III Director	Votes in Favor	Votes Withheld
William G. Ferko	16,835,990	107,839
Jeffrey T. Gill	16,506,434	437,395
Sidney R. Peterson	16,504,428	439,400

The total number of shares of common stock outstanding as of March 9, 2005, the record date of the Annual Meeting of Stockholders, was 17,982,914.

ITEM 5. OTHER INFORMATION

On August 3, 2005, our credit agreement and senior notes were amended to revise certain financial covenants. Other terms of the credit agreement and senior notes remained substantially unchanged. The amendment to our credit agreement and senior notes agreement is included at Exhibit 10.1 and 10.2, respectively.

Effective August 1, 2005, the Company amended the terms of the Two-Year Restricted Stock Award Agreement, the 1-3-5 Year Restricted Stock Award Agreement, and the Long-term Incentive Program and Form of Long-term Incentive Award Agreements previously filed as Exhibits 10.2, 10.3 and 10.4 to the Company’s Form 8-K filed on June 27, 2005, primarily in order to provide certain dividend and voting rights to restricted shares granted under the programs, to make the programs respective forfeiture and vesting terms more consistent, as well as, to add performance requirements to certain awards, substantially in the form of Exhibits 10.8, 10.9 and 10.10 to this Form 10-Q.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit Number	Description
10.1	2005B Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated March 10, 2005 (Commission File No. 000-24020).

10.2	2005C Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated August 3, 2005 (Commission File No. 000-24020).

10.3	2005A Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of August 3, 2005 (Commission File No. 000-24020).

10.4	Sypris Solutions, Inc. Incentive Bonus Plan (July 1, 2005 – December 31, 2005) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.5	Form of Two-Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.6	Form of 1-3-5 Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.7	Long-term Incentive Program and Form of Long-term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.8	Amended Form of Two-Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (Commission File No. 000-24020).

10.9	Amended Form of 1-3-5 Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (Commission File No. 000-24020).

10.10	Amended Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (Commission File No. 000-24020).

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: August 5, 2005	By:	/s/ T. Scott Hatton
(T. Scott Hatton)
Vice President & Chief Financial Officer

Date: August 5, 2005	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Accounting Officer