Form 10-Q
period 2005-09-30
SYPRIS SOLUTIONS INC
filed 2005-11-03
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2005, the Registrant had 18,164,058 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 Restated (Note 3)	2005	2004 Restated (Note 3)
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$131,016	$109,310	$365,431	$275,360
Products	9,795	9,147	25,223	28,369

Total net revenue	140,811	118,457	390,654	303,729
Cost of sales:
Outsourced services	119,448	96,387	333,476	242,154
Products	5,757	5,896	16,325	18,047

Total cost of sales	125,205	102,283	349,801	260,201

Gross profit	15,606	16,174	40,853	43,528
Selling, general and administrative	8,492	8,915	26,158	25,701
Research and development	767	1,084	2,384	2,483
Amortization of intangible assets	161	145	474	411

Operating income	6,186	6,030	11,837	14,933
Interest expense, net	1,797	646	4,566	1,161
Other (income) expense, net	(89)	15	(856)	(91)

Income before income taxes	4,478	5,369	8,127	13,863
Income tax expense	1,477	1,578	2,555	4,763

Net income	$3,001	$3,791	$5,572	$9,100

Earnings per common share:
Basic	$0.17	$0.21	$0.31	$0.54
Diluted	$0.16	$0.21	$0.30	$0.52
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09
Weighted average shares outstanding:
Basic	18,036	17,889	18,009	16,851
Diluted	18,423	18,306	18,328	17,504

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2005	December 31, 2004 Restated (Note 3)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,505	$14,060
Accounts receivable, net	109,595	104,637
Inventory, net	98,997	92,016
Other current assets	17,790	21,566

Total current assets	248,887	232,279

Property, plant and equipment, net	180,870	166,940
Goodwill	14,277	14,277
Other assets	22,996	17,682

Total assets	$467,030	$431,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,036	$61,778
Accrued liabilities	26,651	20,378
Current portion of long-term debt	—	7,000

Total current liabilities	118,687	89,156

Long-term debt	112,000	110,000
Other liabilities	21,856	23,083

Total liabilities	252,543	222,239

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 18,164,058 and 17,920,500 shares issued and outstanding in 2005 and 2004, respectively	182	179
Additional paid-in capital	143,336	140,898
Unearned compensation	(1,335)	—
Retained earnings	74,172	70,227
Accumulated other comprehensive loss	(1,868)	(2,365)

Total stockholders’ equity	214,487	208,939

Total liabilities and stockholders’ equity	$467,030	$431,178

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Nine Months Ended September 30,
	2005	2004 Restated (Note 3)
	(Unaudited)
Cash flows from operating activities:
Net income	$5,572	$9,100
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,698	13,564
Other noncash charges	1,714	1,108
Changes in operating assets and liabilities, net of acquisitions in 2004:
Accounts receivable	(5,095)	(49,139)
Inventory	(8,006)	(25,949)
Accounts payable	30,809	35,488
Accrued liabilities	6,542	4,574
Other	(2,108)	(2,800)

Net cash provided by (used in) operating activities	48,126	(14,054)

Cash flows from investing activities:
Capital expenditures	(32,776)	(38,245)
Purchase of the net assets of acquired entities	—	(29,399)
Changes in nonoperating assets and liabilities	(1,330)	(33)

Net cash used in investing activities	(34,106)	(67,677)

Cash flows from financing activities:
Net change in debt under revolving credit facility	(5,000)	(30,550)
Proceeds from long-term debt	—	55,000
Cash dividends paid	(1,619)	(1,486)
Proceeds from issuance of common stock	1,044	57,080

Net cash (used in) provided by financing activities	(5,575)	80,044

Net increase (decrease) in cash and cash equivalents	8,445	(1,687)

Cash and cash equivalents at beginning of period	14,060	12,019

Cash and cash equivalents at end of period	$22,505	$10,332

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2004 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, the Company reclassified deferred costs approximating $4,460,000 from inventory to other assets at December 31, 2004.

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” In April of 2005, the FASB delayed the effective date of SFAS 123R and accordingly, the Company will adopt SFAS 123R on January 1, 2006.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share (see “Stock-Based Compensation” below). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the nine months ended September 30, 2005 and 2004 was $179,000 and $489,000, respectively.

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

Stock options are granted under various stock compensation programs to employees and non-employee directors. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 Restated (Note 3)	2005	2004, Restated (Note 3)
	(Unaudited)		(Unaudited)

Net income	$3,001	$3,791	$5,572	$9,100
Pro forma stock-based compensation expense, net of tax	(137)	(166)	(1,638)	(989)

Pro forma net income	$2,864	$3,625	$3,934	$8,111

Earnings per common share:
Basic – as reported	$0.17	$0.21	$0.31	$0.54
Basic – pro forma	$0.16	$0.20	$0.22	$0.48
Diluted – as reported	$0.16	$0.21	$0.30	$0.52
Diluted – pro forma	$0.15	$0.20	$0.21	$0.46

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

During August of 2005, restricted stock awards potentially representing 127,500 shares of common stock were granted to Company executives. Certain shares are subject to performance requirements; however, with certain exceptions, the restrictions on one-third of these shares are removed after three, five and seven years, respectively. During the restricted period, which is commensurate with each vesting year, the recipients receive dividends and voting rights for the shares. Generally, if a recipient leaves the Company before the end of the restricted period or if performance requirements are not met, if any, the shares will be forfeited. The shares have been valued at fair value on the grant date and maximum compensation expense to be recognized in future periods totals $897,000, net of taxes of $538,000, prior to consideration of forfeitures or attainment of performance requirements, if any.

(6)	Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Shares used to compute basic earnings per common share	18,036	17,889	18,009	16,851
Dilutive effect of stock options	387	417	319	653

Shares used to compute diluted earnings per common share	18,423	18,306	18,328	17,504

(7)	Inventory

Inventory consisted of the following (in thousands):

	September 30, 2005	December 31, 2004 Restated (Note 3)
	(Unaudited)

Raw materials	$39,320	$33,599
Work in process	20,557	20,791
Finished goods	11,931	5,956
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	39,130	39,115
Progress payments related to long-term contracts and programs	(4,958)	(1,543)
Reserve for excess and obsolete inventory	(6,983)	(5,902)

	$98,997	$92,016

(8)	Segment Data

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 Restated (Note 3)	2005	2004 Restated (Note 3)
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$94,504	$78,429	$272,867	$185,102
Aerospace & Defense	33,866	28,350	81,957	83,715
Test & Measurement	12,441	11,678	35,830	34,912

Electronics Group	46,307	40,028	117,787	118,627

	$140,811	$118,457	$390,654	$303,729

Gross profit:
Industrial Group	$7,343	$9,347	$21,281	$21,340
Aerospace & Defense	5,368	4,451	11,128	14,704
Test & Measurement	2,895	2,376	8,444	7,484

Electronics Group	8,263	6,827	19,572	22,188

	$15,606	$16,174	$40,853	$43,528

Operating income (loss):
Industrial Group	$5,270	$6,919	$14,747	$15,504
Aerospace & Defense	2,187	398	1,060	2,922
Test & Measurement	309	1	282	425

Electronics Group	2,496	399	1,342	3,347
General, corporate and other	(1,580)	(1,288)	(4,252)	(3,918)

	$6,186	$6,030	$11,837	$14,933

	September 30, 2005	December 31, 2004 Restated (Note 3)
	(Unaudited)
Total assets:
Industrial Group	$302,869	$270,228
Aerospace & Defense	98,353	101,344
Test & Measurement	35,400	33,537

Electronics Group	133,753	134,881
General, corporate and other	30,408	26,069

	$467,030	$431,178

(9)	Commitments and Contingencies

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

As of September 30, 2005, the Company had outstanding purchase commitments of approximately $8,124,000, primarily for the acquisition of manufacturing equipment.

(10)	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2005 was 33.0% and 31.4%, respectively. Reconciling items between the federal statutory income tax rate of 34.0% and the effective tax rate include changes in estimates for tax contingencies (for the nine month period only), state and foreign income taxes, estimated 2005 research and development tax credits, non-cash compensation expense and certain other permanent differences.

(11)	Employee Benefit Plans

Pension expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Service cost	$70	$19	$175	$104
Interest cost on projected benefit obligation	1,642	614	3,844	1,657
Net amortizations, deferrals and other costs	372	55	876	424
Expected return on plan assets	(2,037)	(616)	(4,759)	(1,969)

	$47	$72	$136	$216

(12)	Comprehensive Income

Total comprehensive income for the three months ended September 30 was $3,005,000 and $3,863,000 for 2005 and 2004, respectively, including foreign currency translation adjustments of $4,000 and $72,000, respectively. Total comprehensive income for the nine months ended September 30 was $6,069,000 and $9,172,000 for 2005 and 2004, respectively, including foreign currency translation adjustments of $497,000 and $72,000, respectively. For the nine months ended September 30, 2005, other income, net includes foreign currency remeasurement gains of $641,000.

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

The retroactive restatement of the change in accounting method increased previously reported inventory, retained earnings and noncurrent deferred tax liabilities at December 31, 2004 by $2,224,000, $1,503,000 and $721,000, respectively. The restatement had no impact on operating cash flow.

Results of Operations

The tables presented below, which compare our results of operations for the third quarter and nine month periods from 2005 to 2004, present the results for each period, the change in those results from 2005 to 2004 in both dollars and percentage change and the results for each period as a percentage of net revenue. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Year Over Year Change” and “Year Over Year Percentage Change” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net revenue increases from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative number in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics.

In addition, as used in these tables, “NM” means “not meaningful.”

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

	Three Months Ended September 30,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended September 30,
	2005	2004 Restated (Note 3)	Favorable (Unfavorable)	Favorable (Unfavorable)	2005	2004
	(in thousands, except percentage data)

Net revenue:
Industrial Group	$94,504	$78,429	$16,075	20.5%	67.1%	66.2%
Aerospace & Defense	33,866	28,350	5,516	19.5	24.1	23.9
Test & Measurement	12,441	11,678	763	6.5	8.8	9.9

Electronics Group	46,307	40,028	6,279	15.7	32.9	33.8

Total	140,811	118,457	22,354	18.9	100.0	100.0
Cost of sales:
Industrial Group	87,161	69,082	(18,079)	(26.2)	92.2	88.1
Aerospace & Defense	28,498	23,899	(4,599)	(19.2)	84.1	84.3
Test & Measurement	9,546	9,302	(244)	(2.6)	76.7	79.7

Electronics Group	38,044	33,201	(4,843)	(14.6)	82.2	82.9

Total	125,205	102,283	(22,922)	(22.4)	88.9	86.4
Gross profit:
Industrial Group	7,343	9,347	(2,004)	(21.4)	7.8	11.9
Aerospace & Defense	5,368	4,451	917	20.6	15.9	15.7
Test & Measurement	2,895	2,376	519	21.8	23.3	20.3

Electronics Group	8,263	6,827	1,436	21.0	17.8	17.1

Total	15,606	16,174	(568)	(3.5)	11.1	13.6
Selling, general and administrative	8,492	8,915	423	4.7	6.0	7.5
Research and development	767	1,084	317	29.2	0.6	0.9
Amortization of intangible assets	161	145	(16)	(11.0)	0.1	0.1

Operating income	6,186	6,030	156	2.6	4.4	5.1
Interest expense, net	1,797	646	(1,151)	(178.2)	1.3	0.6
Other (income) expense, net	(89)	15	104	NM	(0.1)	—

Income before income taxes	4,478	5,369	(891)	(16.6)	3.2	4.5
Income taxes	1,477	1,578	101	6.4	1.1	1.3

Net income	$3,001	$3,791	$(790)	(20.8)%	2.1%	3.2%

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	Nine Months Ended September 30,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Nine Months Ended September 30,
	2005	2004 Restated (Note 3)	Favorable (Unfavorable)	Favorable (Unfavorable)	2005	2004
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$272,867	$185,102	$87,765	47.4%	69.8%	60.9%
Aerospace & Defense	81,957	83,715	(1,758)	(2.1)	21.0	27.6
Test & Measurement	35,830	34,912	918	2.6	9.2	11.5

Electronics Group	117,787	118,627	(840)	(0.7)	30.2	39.1

Total	390,654	303,729	86,925	28.6	100.0	100.0

Cost of sales:
Industrial Group	251,586	163,762	(87,824)	(53.6)	92.2	88.5
Aerospace & Defense	70,829	69,011	(1,818)	(2.6)	86.4	82.4
Test & Measurement	27,386	27,428	42	0.2	76.4	78.6

Electronics Group	98,215	96,439	(1,776)	(1.8)	83.4	81.3

Total	349,801	260,201	(89,600)	(34.4)	89.5	85.7

Gross profit:
Industrial Group	21,281	21,340	(59)	(0.3)	7.8	11.5
Aerospace & Defense	11,128	14,704	(3,576)	(24.3)	13.6	17.6
Test & Measurement	8,444	7,484	960	12.8	23.6	21.4

Electronics Group	19,572	22,188	(2,616)	(11.8)	16.6	18.7

Total	40,853	43,528	(2,675)	(6.1)	10.5	14.3

Selling, general and administrative	26,158	25,701	(457)	(1.8)	6.7	8.5
Research and development	2,384	2,483	99	4.0	0.6	0.8
Amortization of intangible assets	474	411	(63)	(15.3)	0.1	0.1

Operating income	11,837	14,933	(3,096)	(20.7)	3.1	4.9
Interest expense, net	4,566	1,161	(3,405)	NM	1.2	0.4
Other income, net	(856)	(91)	765	NM	(0.2)	—

Income before income taxes	8,127	13,863	(5,736)	(41.4)	2.1	4.5
Income taxes	2,555	4,763	2,208	46.4	0.7	1.6

Net income	$5,572	$9,100	$(3,528)	(38.8)%	1.4%	2.9%

Backlog. Our backlog increased $11.0 million to $252.9 million at September 30, 2005, from $241.9 million at September 30, 2004, on $393.2 million in net orders in the nine months ended September 30, 2005 compared to $346.7 million in net orders in the nine months ended September 30, 2004. We expect to convert approximately 89.7% of the backlog at September 30, 2005 to revenue during the next twelve months.

Backlog for our Industrial Group increased $14.0 million to $131.9 million at September 30, 2005, from $117.9 million at September 30, 2004, on $273.3 million in net orders in the nine months ended September 30, 2005 compared to $229.8 million in net orders in the nine months ended September 30, 2004. We expect to convert substantially all of the Industrial Group’s backlog at September 30, 2005 to revenue during the next twelve months.

Backlog for our Aerospace & Defense segment decreased $2.9 million to $115.6 million at September 30, 2005, from $118.5 million at September 30, 2004, on $83.2 million in net orders in the nine months ended September 30, 2005 compared to $82.2 million in net orders in the nine months ended September 30, 2004. Backlog for our Test & Measurement segment decreased $0.1 million to $5.4 million at September 30, 2005, on $36.8 million in net orders in 2005 compared to $34.7 million in net orders in 2004. We expect to convert approximately 77.5% of the Aerospace & Defense backlog and 97.1% of the Test & Measurement backlog at September 30, 2005 to revenue during the next twelve months.

Net Revenue. Net revenue in the Industrial Group increased from the prior year quarter primarily due to growth in the commercial vehicle market in addition to new business. Net revenue for the nine month period increased due to higher volume resulting from the new ArvinMeritor and Dana contracts that started in May and June of 2004, respectively. These new contracts with ArvinMeritor for trailer axle beams and various drive train components and with Dana for steer axles, drive axle shafts and drive train components for the light, medium and heavy-duty truck markets generated outsourced services revenue of $98.6 million in the nine month period of 2005, as compared to $39.6 million in 2004. Excluding these two new contracts, our Industrial Group’s net revenue increased $28.7 million for the first nine months of 2005, primarily due to growth in the commercial vehicle market in addition to the aforementioned new business.

The Aerospace & Defense segment derives its revenue from manufacturing services, other outsourced services and product sales. Aerospace & Defense segment net revenue increased from the prior year quarter primarily as a result of an increase in manufacturing services and shipments of new data systems products in the third quarter of 2005. Net revenue decreased from the prior year nine month period primarily due to lower revenue from product sales and manufacturing services. Net revenue from manufacturing services increased $5.5 million and $6.8 million in the third quarter and nine month periods of 2005, respectively, primarily due to increased volume on two military programs and revenue from new customers for initial shipments on new contracts. Net revenue from technical outsourced services decreased $0.5 million and $4.0 million in the third quarter and nine month periods of 2005, respectively, primarily due to the completion of an engineering program in 2004. Net revenue from product sales increased $0.5 million in the third quarter, primarily due to shipments of new data systems products in the third quarter of 2005, while net revenue for the first nine months of 2005 decreased $4.5 million from the prior year, primarily due to decreased demand for legacy data storage products.

The Test & Measurement segment derives its revenue from technical services and product sales. Products sales increased $0.4 million and $1.1 million for the third quarter and nine month periods of 2005, respectively, primarily due to increased shipments on a military program. Net revenue from technical outsourced services increased $0.3 million in the third quarter and decreased $0.1 million in nine months ended September 30, 2005.

Gross Profit. Our Industrial Group’s gross profit was $21.3 million for both nine month periods, while declining to $7.3 million from $9.3 million in the third quarter period of 2004, primarily due to inefficiencies related to rebalancing of customer demand and the impact of declining overhead absorption rates resulting from inventory reduction initiatives. Gross profit as a percentage of revenue decreased to 7.8% for the third quarter and nine month periods of 2005, from 11.9% and 11.5% for the third quarter and nine month periods of 2004, respectively, primarily due to costs associated with the increase in manufacturing capacity, launch of new programs, and overtime to meet customer shipment schedules. The excess costs associated with these items continued to decrease sequentially in the third quarter of 2005 and are expected to continue to decrease throughout the fourth quarter of 2005.

The Aerospace & Defense segment’s gross profit increased $0.9 million in the third quarter, primarily due to increased product revenue from shipments of new data systems products with higher margins in the third quarter of 2005. The Aerospace & Defense segment’s gross profit decreased $3.6 million in the nine months ended September 30, 2005 primarily due to lower data storage product sales and technical outsourced revenue. Lower overhead absorption attributable to the 29.3% decrease in product revenue decreased gross profit by $2.5 million for the nine months ended September 30, 2005. Technical outsourced services gross profit decreased by $0.6 million from the prior year nine month period, primarily due to lower revenue.

The Test & Measurement segment’s gross profit increased $0.5 million and $1.0 million for the third quarter and nine month periods of 2005, respectively, primarily due to increased product sales combined with lower costs due to headcount reductions in the first half of 2005.

Selling, General and Administrative. Selling, general and administrative expense decreased $0.4 million in the third quarter due to lower costs resulting from with headcount reductions in both the Aerospace & Defense and Test & Measurement segments in the first half of the year. Selling, general and administrative expense increased $0.5 million for the nine months ended September 30, 2005 primarily due to additional infrastructure to support growth in the Industrial Group. Selling, general and administrative expense continued to decrease as a percentage of revenue from the corresponding prior year and sequential periods.

Research and Development. Research and development costs decreased from the prior year quarter and nine month period due to decreased investment in the third quarter of 2005 for one of our data systems product development projects within our Aerospace & Defense segment. Such costs are expected to decline in the fourth quarter as product development is completed.

Amortization of Intangible Assets. Amortization of intangible assets increased in the third quarter and nine month periods primarily due to certain identifiable intangible assets acquired in connection with the new ArvinMeritor and Dana contracts that started in May and June of 2004, respectively.

Interest Expense, Net. Interest expense increased in the third quarter and nine month periods due to an increase in weighted average debt outstanding and higher interest rates. The weighted average interest rate increased to 5.4% in the third quarter of 2005 from 4.7% in the third quarter of 2004 due to the issuance of senior notes totaling $55.0 million in June and August 2004 at a weighted average fixed interest rate of 5.4% and increased market interest rates and interest margin pricing under our credit agreement.

Other Income, Net. Other income, net increased for the nine month period of 2005 due primarily to foreign currency remeasurement gains of $0.6 million.

Income Taxes. Our effective income tax rate for the third quarter of 2005 increased to 33.0% from 29.4% in the prior year quarter, primarily due to the rate in the prior year quarter including a $434,000 favorable adjustment to income tax expense as a result of the completion of an examination by the Internal Revenue Service, which resulted in less tax expense then previously estimated. Our effective income tax rate for the nine month period decreased to 31.4% from 34.4% in the prior year nine month period. The decrease primarily relates to the impact of our operations in Mexico acquired on June 30, 2004, for which the 2005 statutory tax rate is 30.0%.

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities was $48.1 million for the first nine months of 2005 as compared to net cash used in operating activities of $14.0 million in 2004. Cash provided by operating activities in 2005 includes a net decrease in working capital investment primarily due to an increase in accounts payable of $30.8 million which was partially offset by changes in accounts receivable and inventories of $5.1 million and $8.0 million, respectively. Accounts payable increased in 2005 as a result of increased volume and the extension of vendor payment terms. The use of cash in operating activities in 2004 was primarily due to a net increase in working capital investment related to our new ArvinMeritor and Dana contracts that started in May and June of 2004, respectively.

Net cash used in investing activities decreased $33.6 million to $34.1 million for the first nine months of 2005, primarily due to 2004 amounts including the Industrial Group’s acquisition of net assets approximating $29.4 million related to the new contracts. The remainder of the decrease results from a year over year reduction in the Industrial Group’s capital expenditures which began to return to normal levels near the end of the third quarter.

Net cash used in financing activities was $5.6 million for the first nine months of 2005, compared to net cash provided by financing activities of $80.0 million for the first nine months of 2004. During the first nine months of 2005, we made net repayments of $5.0 million on our revolving credit facility, while during the same period for 2004, we received net proceeds of $55.2 million for our public stock offering of 3,450,000 shares of common stock that closed in March and April 2004. We also issued senior notes for a total of $55.0 million in June and August 2004 through private placement transactions. Proceeds from the offering and the senior notes were principally used to reduce debt on our revolving credit facility.

We had total borrowings under our revolving credit facility of $57.0 million at September 30, 2005, and an unrestricted cash balance of $22.5 million. Maximum borrowings on the revolving credit facility are $125.0 million, subject to a $15.0 million limit for letters of credit. The credit agreement includes an option to increase the amount of available credit to $150.0 million from $125.0 million, subject to the lead bank’s approval. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group. Our credit agreement was amended in March and August 2005 to revise certain financial covenants, while our senior notes were amended in August 2005 to revise certain financial covenants. Other terms of the credit agreement and senior notes remained substantially unchanged.

As of September 30, 2005, our principal commitment under the revolving credit facility was $57.0 million due in 2008, while our principal commitment under the senior notes was $7.5 million, $27.5 million and $20.0 million due in 2008, 2011 and 2014, respectively. We also had purchase commitments totaling approximately $8.1 million at September 30, 2005, primarily for manufacturing equipment.

We believe that sufficient resources will be available to satisfy our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our rate of growth. If we make significant acquisitions, if our largest customers experience financial difficulty, or if working capital and capital expenditure requirements exceed expected levels during the next twelve months or in subsequent periods, we may require additional external sources of capital. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financings or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be adversely affected.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no significant changes in our critical accounting policies during the first nine months of 2005.

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

A number of significant factors could materially affect our specific business operations, and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results include:

•	Disruptions in the timely supply or availability of raw materials such as steel and component parts, and changes to the demands of our customers’ schedules for finished goods, could delay, increase the cost or otherwise impair our ability to efficiently manage production schedules, adversely affecting our revenues, expenses or earnings;

•	Increases in the cost of raw materials such as steel or component parts could increase our working capital committed to such materials and parts, work in process and finished goods, and could cause delays in payment from, or other difficulties for, our customers who are impacted by such costs;

•	The cost, efficiency and yield of our operations, including changes in product mix and any associated variances in our profit margins; cost and inefficiencies associated with increasing our manufacturing capacity and launching new programs; our ability to successfully reduce the causes, amounts and costs related to the scrap levels, overtime rates, or expediting costs in our production processes; our ability to achieve expected annual savings or other synergies from past and future business combinations; inventory risks due to shifts in market demand, obsolescence, price erosion of raw material or component parts, shrinkage, or other factors affecting our inventory valuations; production delays due to equipment downtime; or our ability to successfully manage growth beyond our productive capacity, or contraction, restructurings, insolvencies, cyclical downturns or competitive pressures in our primary markets, including the commercial vehicle or aerospace & defense electronics markets, or in the domestic or global economies;

•	Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or, after closing with regard to the timely discovery of breaches of representations or warranties, or of certain indemnified environmental conditions;

•	The failure to agree on the final terms of any definitive agreements, long-term supply agreements, collective bargaining agreements, or related agreements or any party’s breach of, or refusal to close the transactions reflected in, those agreements;

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

•	Our concentrated reliance on major customers, suppliers or programs, including any changes, delays, or cancellations by the government or other customers which impact our major programs, any revisions in the timing of shipments, prices or the estimated costs related to our major contracts, or the impact of significant declines in the creditworthiness of key providers or customers in the overall supply chains for our primary markets;

•	The Company’s dependence on its current management and our ability to successfully recruit and retain qualified employees as needed to manage our businesses in a changing business environment, including during rapid changes in the size, complexity or skills required of our workforce; labor disputes or other deteriorations in our labor relations; or changes in the cost of providing pension and other employee benefits, including changes in health care costs, investment returns on plan assets, and discount rates used to calculate pension and related liabilities, which could lead to increased costs or disruptions of operations in any of our business units;

•	The risks inherent in operating abroad, including foreign currency exchange rates, adverse regulatory developments, and miscommunications or errors due to inaccurate foreign language translations;

•	The risk of changes in or adverse actions under applicable law or in our regulatory authorizations, licenses, security clearances, or other legal rights to operate our businesses, manage our work force or import and export goods and services as needed; any change in our accounting policies or practices; the risk of litigation, including litigation with respect to customer, creditor, stockholder, environmental or asbestos-related matters, customer or supplier claims, or stockholders; or the risk of other adverse regulatory actions, costs of compliance with regulatory or contractual obligations; or other governmental sanctions;

•	The risks relating to war and future terrorist activities or political uncertainties which could change the timing and availability of funding for the aerospace & defense electronics markets that we serve or impact the cost or feasibility of doing business domestically or abroad;

•	Disruptions or cost increases of utilities such as electricity, natural gas or water, the occurrence of natural disasters, casualties, or our failure to anticipate or to adequately insure against other risks and uncertainties present in our businesses including unknown or unidentified risks; and

•	Other factors included in our filings with the Securities and Exchange Commission.

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

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (2.0% at September 30, 2005) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense approximating $570,000 on an annualized basis, based upon our debt outstanding at September 30, 2005. Historically, fluctuations in foreign currency exchange rates have not materially impacted our annual earnings, fair values or cash flows, because the vast majority of our transactions are denominated in U.S. dollars; however, there can be no assurance that future fluctuations in foreign currency exchange rates or continued international growth will not result in significant foreign currency gains or losses. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurance that the growth in our Industrial Group’s business combined with significant increases in the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a)	Exhibits:

Exhibit Number	Description

10.1	2005B Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated May 10, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.2	2005C Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.3	First Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.4	Amended Form of Two-Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.5	Amended Form of 1-3-5 Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.6	Amended Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC. (Registrant)

Date:	November 3, 2005	By:	/s/ T. Scott Hatton
(T. Scott Hatton) Vice President & Chief Financial Officer

Date:	November 3, 2005	By:	/s/ Jeffrey T. Reibel
(Jeffrey T. Reibel) Controller (Principal Accounting Officer)