Form 10-K
period 2005-12-31
SYPRIS SOLUTIONS INC
filed 2006-03-15
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to                     .

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Bullitt Lane, Suite 450 Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was $116,861,629.

There were 18,165,658 shares of the registrant’s common stock issued and outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held May 2, 2006 are incorporated by reference into Part III to the extent described therein.

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

We focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management. These contracts, many of which are sole-source by part number and are for terms of up to ten years, enable us to invest in leading-edge technologies to help our customers remain competitive. The productivity, flexibility and economies of scale that result become an important means for differentiating ourselves from the competition when it comes to cost, quality, reliability and customer service.

Truck Components & Assemblies.    We are the principal supplier of manufacturing services for the forging and machining of medium and heavy-duty truck axle shafts and other drive train components in North America. We produce these axle shafts and components under multi-year, sole-source contracts with ArvinMeritor, Inc. (ArvinMeritor) and Dana Corporation (Dana), the two primary providers of drive train assemblies for use by the leading truck manufacturers, including Ford Motor Company (“Ford”), Freightliner LLC (“Freightliner”), Mack Trucks, Inc. (“Mack”), Navistar International Corporation (“Navistar”), PACCAR, Inc. (“PACCAR”) and Volvo Truck Corporation (“Volvo”). We supply ArvinMeritor with trailer axle beams for use by the leading trailer manufacturers, including Dorsey Trailer Company (“Dorsey”), Great Dane Limited Partnership (“Great Dane”), Hyundai Motor Company (“Hyundai”), Stoughton Trailers, LLC (“Stoughton”), Trailmobile Corporation (“Trailmobile”), Utility Trailer Manufacturing Company (“Utility”) and Wabash National Corporation (“Wabash”). We also supply Visteon Corporation (Visteon) with light axle shafts for Ford’s F150, F250, F350 and Ranger series pickup trucks, Ford Expedition, Lincoln Navigator and the Ford Mustang GT, and Traxle Manufacturing Inc. (“Traxle”) with forged axle shafts for the heavy duty truck market. We continue to support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies. Our truck components & assemblies business accounted for approximately 66% of net revenue in 2005.

Aerospace & Defense Electronics.    We are an established supplier of manufacturing services for the production of complex circuit cards, high-level assemblies and subsystems. We have long-term relationships with many of the leading aerospace & defense contractors, including Boeing Company (“Boeing”), General Dynamics Corporation (“General Dynamics”), Honeywell International, Inc. (“Honeywell”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop Grumman”) and Raytheon Company (“Raytheon”). We manufacture these complex electronic assemblies under multi-year contracts for the missile guidance systems of the AMRAAM and Brimstone missile programs, and for the main color display systems for the cockpit of the AH-64D Apache Longbow attack helicopter. We also have a long-term relationship with the National Security Agency to design and build secure communications equipment and write encryption software. The defense budget for fiscal 2006 contains provisions to increase spending for space, smart weapons, surveillance, intelligence and secure communications, areas for which we have long provided essential services and products; however, funds were diverted in 2005 to finance the armed forces and related equipment and expendable supplies for the war in Iraq, and we expect this to continue throughout 2006. Our aerospace & defense electronics business accounted for approximately 22% of net revenue in 2005.

Test & Measurement Services.     We provide technical services for the calibration, certification and repair of test & measurement equipment in and outside the United States (U.S.). We have a multi-year contract with the Federal Aviation Administration (“FAA”) to calibrate and certify the equipment that is used to maintain the radar systems and directional beacons at over 500 airports in the U.S., the Caribbean and the South Pacific. We also have a contract with the National Weather Service to calibrate the equipment that is used to maintain the NEXRAD

Doppler radar systems at over 130 advanced warning weather service radar stations in 45 states, the Caribbean and Guam. We also have a multi-year contract with AT&T Corporation (“AT&T”) to provide calibration and certification services at over 200 of its central and field switching locations. We are seeing an increased interest by large companies, such as Eastman Kodak Company (“Kodak”), in awarding multi-year contracts for calibration services in order to accelerate vendor reduction programs and reduce costs. Our test and measurement services business accounted for approximately 8% of net revenue in 2005.

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

Improved Supply Chain Management.    We believe that the trend in outsourcing favors specialists that have the financial, managerial and capital resources to assume an increasingly greater role in the management of the supply chain for the customer. By utilizing fewer and more capable suppliers, companies are able to greatly simplify the infrastructure required to manage these suppliers, thereby reducing their costs and improving margins.

Our Markets

Truck Components & Assemblies.    The truck components & assemblies market consists of the original equipment manufacturers, or OEMs, including DaimlerChrysler Corporation, Ford, Freightliner, General Motors Corporation, Mack, Navistar, PACCAR and Volvo, and a deep and extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. The trailer market consists of OEMs including Dorsey, Great Dane, Hyundai, Stoughton, Trailmobile, Utility and Wabash. Tier I companies represent the primary suppliers to the OEMs and includes ArvinMeritor, Dana, Delphi Automotive Systems Corporation, Eaton Corporation, and Visteon, among others. Many of the Tier I companies are confronted with excess capacity, high hourly wage rates, costly benefit packages and aging capital equipment. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components & assemblies and the trailer markets, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels.

In an attempt to gain a competitive advantage, many OEMs have been reducing the number of suppliers they utilize. These manufacturers are choosing stronger relationships with fewer suppliers that are capable of investing to support their operations. In response to this trend, many suppliers have combined with others to gain the critical mass required to support these needs. As a result, the number of Tier I suppliers is being reduced, but in many cases, the aggregate production capacity of these companies has yet to be addressed. We believe that as Tier I suppliers seek to eliminate excess capacity, they will increasingly choose outsourcing as a means to enhance their financial performance, and as a result, companies such as Sypris will be presented with new business and acquisition opportunities.

Aerospace & Defense Electronics.    The consolidation of defense contractors over the past decade has added to the increased demand for outsourcing specialists. The consolidated companies, some of which have developed highly leveraged balance sheets as a result of mergers and acquisitions, have been motivated to seek new ways to raise margins, increase profitability and enhance cash flow. Accordingly, outsourcing specialists, including Sypris, have been successful in building new relationships with companies that previously relied more on internal resources. We believe this trend will continue, and that our extensive experience, clearances, certifications and qualifications in the manufacturing of aerospace & defense electronics will serve to differentiate us from many of the more traditional outsource suppliers. We also believe that we are well positioned to take advantage of additional outsourcing activity that may flow from the prime contractors that are awarded contracts related to increased defense appropriations and expenditures as a result of increased focus on national defense and homeland security.

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

Concentrate on our Core Markets.     We are the principal supplier of medium and heavy-duty truck axle shafts in North America. We will continue to focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We have been an established supplier of manufacturing and technical services to major aerospace & defense companies and agencies of the U.S. Government for over 39 years. We are also the sole provider of calibration, certification and repair services for equipment used by the FAA to maintain the radar systems and directional beacons at each of the airports it serves in the U.S., the Caribbean and the South Pacific.

Dedicate our Resources to Support Strategic Partnerships.    We will continue to dedicate our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management and have the potential for long-term growth. We prefer contracts that are sole-source by part number so we can work closely with the customer to the mutual benefit of both parties. Visteon,

ArvinMeritor, and Dana have awarded us with sole-source supply agreements that run through 2006, 2013 and 2014, respectively. In recent years, we have entered into multi-year manufacturing services agreements with Boeing, General Dynamics, Honeywell, Lockheed Martin, Northrop Grumman and Raytheon. Our success in establishing outsourcing partnerships with key customers has led to additional contracts, and we believe that if we continue to successfully perform on these contracts, we will have additional growth opportunities with these and other customers.

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

Grow Through the Addition of New Value-Added Services.    We will continue to grow through the addition of new value-added manufacturing capabilities and the introduction of additional components in the supply chain that enable us to provide a more complete solution by improving quality and reducing product cost, inventory levels and cycle times for our customers. We offer a variety of state-of-the-art machining capabilities to our customers in the truck components & assemblies market that enable us to reduce labor and shipping costs and minimize cycle times for our customers over the long-term, providing us with significant additional growth opportunities in the future.

Invest to Increase our Competitiveness and that of our Partners.    We will continue to invest in advanced manufacturing and process technologies to reduce the cost of the services we provide for our customers on an ongoing basis. We continue to expand and automate the services we provide to our customers in the truck components & assemblies market, with approximately $130 million invested from 2000 to 2005. The automation substantially increased our output per man hour and enabled us to offer our customers reduced pricing that helped them to remain competitive on a global scale. Our ability to leverage this capability across a number of customers in the future will further improve our capacity utilization, absorption of overhead and reduce our manufacturing costs.

We believe that the number and duration of our strategic relationships enable us to invest in our business with greater certainty and with less risk than others that do not benefit from the type of longer term contractual commitments we receive from many of our major customers. The investments we make in support of these contracts provide us with the productivity, flexibility, technological edge and economies of scale that we believe will help to differentiate us from the competition in the future when it comes to cost, quality, reliability and customer service.

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

Truck Components & Assemblies:

ArvinMeritor	Axle shafts and drive train components for medium and heavy-duty trucks and axle beams for trailers.

Dana	Axle shafts, drive train components and steer axle components for use in light, medium and heavy-duty trucks.

Visteon	Axle shafts for pickup trucks and sport utility vehicles.

Traxle	Axle shafts for heavy duty trucks.

Aerospace & Defense Electronics:

Boeing	Complex circuit cards for the Brimstone missile guidance systems.

Honeywell	Complex circuit cards for the color display systems of the AH-64D Apache Longbow attack helicopter.

Lockheed Martin	Space electronics for the space shuttle and the international space station and data systems for a fleet ballistic missile program.

National Security Agency	Secure communications equipment, recording systems and encryption devices.

Raytheon	Complex circuit cards and high level assemblies for use in satellite communications systems, the AMRAAM (advanced, medium-range, air attack missile) missile guidance system, and secure tactical communication systems.

Test & Measurement Services:

AT&T	Calibration and certification services at over 200 central and field switching locations.

Federal Aviation Administration	Calibration and certification services at over 500 airports or airways facilities.

Kodak	Calibration and certification services for the Rochester campus.

Lockheed Martin	Testing of electronic components for use in space and defense applications.

National Weather Service	Calibration and certification services for over 130 advanced warning weather radar stations.

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

Our Customers

Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offering. Our five largest customers in 2005 were ArvinMeritor, Dana, Raytheon, Traxel and Visteon. These five customers accounted for 67% of 2005 net revenue. Our five largest customers in 2004 and 2003 were ArvinMeritor, Dana, Honeywell, Raytheon and Visteon. These five customers accounted for 67% and 51% of net revenue in 2004 and 2003, respectively.

For the year ended December 31, 2005, Dana and ArvinMeritor represented approximately 39% and 15% of our net revenue, respectively. Similar amounts for the 2004 year ended were 36% and 15%, respectively.

Geographic Areas

Our operations are domiciled in the U.S. and Mexico. Our Mexican subsidiaries and affiliates are a part of our Industrial Group and manufacture and sell a number of products similar to those the Industrial Group produces in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations.

Consolidated non-U.S. sales were $68.7 million, or 13% and $26.5 million, or 6% of our consolidated sales in 2005 and 2004, respectively. In 2005 and 2004, our non-U.S. net income was $4.9 million and $2.5 million, respectively, as compared to consolidated net income of $5.3 million and $8.3 million, respectively,. Non-U.S. sales were not significant for 2003. You can find more information about our regional operating results in “Note 18 Segment Information” in Item 8 of this Form 10-K.

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

Backlog

Our order backlog at December 31, 2005 was $252.3 million as compared to order backlog at December 31, 2004 of $249.8 million. Backlog for the Industrial Group, the Aerospace & Defense segment and the Test & Measurement segment at December 31, 2005 was $150.4 million, $98.2 million and, $3.7 million, respectively. Backlog for the Industrial Group, the Aerospace & Defense segment and the Test & Measurement segment at December 31, 2004 was $131.5 million, $113.9 million and $4.4 million, respectively. Backlog consists of purchase orders with scheduled delivery dates and quantities. Total backlog at December 31, 2005 included $238.6 million for orders that are expected to be filled within 12 months. Our backlog has varied from quarter to quarter and may vary significantly in the future as a result of the timing of significant new orders and/or shipments, order cancellations, material availability and other factors.

Competition

The outsourced manufacturing services markets that we serve are highly competitive, and we compete against numerous domestic companies in addition to the internal capabilities of some of our customers. In the truck components & assemblies market, we compete primarily against companies including Mid-West Forge, Inc., Spencer Forge and Machine, Inc. and Traxle, that serve as suppliers to many Tier I and smaller companies. In the aerospace and defense electronics market, we compete primarily against companies including Jabil Circuit, Inc., LaBarge, Inc., Primus Technologies Corporation, Sparton Corporation and Teledyne Technologies Incorporated. In the test & measurement services market, we compete primarily against companies including SIMCO Electronics, Transcat, Inc., Davis Inotek Instruments, and a variety of small, local, independent laboratories. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours.

We believe that the principal competitive factors in our markets include the availability of capacity, technological capability, flexibility, financial strength and timeliness in responding to design and schedule changes, price, quality, delivery. Although we believe that we generally compete favorably with respect to each of these factors, some of our competitors are larger and have greater financial and operating resources than we do. Some of our competitors have greater geographic breadth and range of services than we do. We also face competition from manufacturing operations of our current and potential customers that continually evaluate the relative benefits of internal manufacturing compared to outsourcing. We believe our competitive position to be good, and the barriers to entry to be high in the markets we serve.

Suppliers

For the majority of our business, we purchase raw materials and component parts from suppliers chosen by our customers, at prices negotiated by our customers. When these suppliers increase their prices, cause delays in production schedules or fail to meet our customers’ quality standards, our customers have contractually agreed to reimburse us for the costs associated with such price increases and not to charge us for costs caused by such delays or quality issues. Accordingly, our risks are primarily limited to accurate inspections of such materials, timely communications, and the collection of such reimbursements or charges, along with any additional costs incurred by us due to delays in, interruptions of, or non-optimal scheduling of, production schedules. For a smaller portion of our business, we arrange our own suppliers and assume the additional risks of price increases, quality concerns and production delays.

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

Research and Development

Our research and development activities are mainly related to our product lines that serve the aerospace & defense electronics market. Most of the expenditures related to our outsourced services are for process improvements and are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small percentage of our net revenue. We invested $2.8 million, $3.7 million and $4.2 million in research and development in 2005, 2004 and 2003, respectively. We also utilize our research and development capability to develop processes and technologies for the benefit of our customers.

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

We must comply with detailed government procurement and contracting regulations and with U.S. Government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Our failure to comply with our government procurement, contracting or security obligations could result in penalties or our suspension or debarment from government contracting, which would have a material adverse effect on our consolidated results of operations.

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

We are also subject to comprehensive and changing federal, state and local environmental requirements, both in the U.S. and in Mexico, including those governing discharges to air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with releases of hazardous substances. We use hazardous substances in our operations and, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties, we may be held liable and may be required to pay the cost of remedying the condition. The amount of any resulting liability could be material.

Employees

As of December 31, 2005, we had a total of approximately 2,978 employees, 2,557 engaged in manufacturing and providing our technical services, 53 engaged in sales and marketing, 152 engaged in engineering and 216 engaged in administration. Approximately 1,489 of our employees are covered by collective bargaining agreements with various unions that expire on various dates through 2009. Although we believe overall that our relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

Item 1A.	Risk Factors

Risks Related to Our Business and Forward-Looking Statements

This annual report, and our other oral or written communications, may contain “forward-looking” statements. These statements may include our expectations or projections about the future of our industries, business strategies, potential acquisitions or financial results and our views about developments beyond our control including domestic or global economic conditions, trends and market forces. These statements are based on management’s views and assumptions at the time originally made and we undertake no obligation to update these statements, even if, for example, they remain available on our website after our outlook has changed. There can be no assurance that our expectations, projections or views will come to pass, and you should not place undue reliance on these forward-looking statements.

A number of significant risk factors could materially affect our specific business operations, and cause our performance to differ materially from any future results projected or implied by our prior statements, including those described below. Many of these risk factors are also identified in connection with the more specific descriptions contained throughout this report.

Customers

Customer contracts could be less profitable than expected.

We generally bear the risk that our contracts could be unprofitable or less profitable than planned, despite our estimates of revenues and future costs to complete such contracts. For contracts to which we apply the “percentage of completion” accounting method, revisions to our cost estimates could reduce our operating results in later periods.

A material portion of our business is conducted under multi-year contracts, which generally include fixed prices or periodic price reductions without minimum purchase requirements. Our financial results are at greater risk when we must accept contractual responsibility for raw material or component prices, when we cannot offset price reductions and cost increases with operating efficiencies or other savings, when we must submit contract bid prices before all key design elements are finalized or when we are subjected to other competitive pressures which erode our margins. The profitability of our contracts also can be adversely affected by unexpected start-up costs on new programs, operating inefficiencies, ineffective capital investments, inflationary pressures or inaccurate forecasts of future unit costs.

In the past few years we have signed long-term supply agreements with Dana and ArvinMeritor and acquired their facilities in Morganton, North Carolina, Kenton, Ohio and Toluca, Mexico, among other manufacturing assets. Although these acquired facilities have well-established product markets, these customers or their products may not continue to be successful, product enhancements may not be made in a timely fashion, our long-term pricing agreements could generate lower margins than anticipated and there can be no assurance that we will successfully integrate these operations. In addition, our failure to identify potential liabilities with respect to certain indemnified environmental and other conditions, or our assertion of related claims, could adversely affect our operating results or our customer relationships.

Dana (or any of our other significant customers who similarly seek bankruptcy protection) could seek to terminate business with us, originate new business with our competitors, terminate or assign our long-term supply agreements. Any loss of revenue from our major customers, including the non-payment or late payment of our invoices could adversely affect our balance sheet, revenues, profitability and cash flows, debt covenants or access to capital needed for operations.

Changing demands could reduce revenues or increase costs and harm operating results.

Unexpected changes in our customers’ demand levels have harmed our operating results in the past and could do so in the future. Many of our customers will not commit to firm production or delivery schedules. Disagreements over pricing, quality, delivery, capacity, exclusivity, or trade credit terms could disrupt order schedules. Orders also fluctuate due to changing global capacity and demand, new products, changes in market share, reorganizations or bankruptcies, material shortages, labor disputes or other factors that discourage outsourcing. These forces could increase, decrease, accelerate, delay or cancel our delivery schedules.

Inaccurate forecasting of our customers’ requirements can disrupt the efficient utilization of our manufacturing capacity, inventories or workforce. If we lose anticipated revenues, we might not succeed in redeploying our substantial capital investment and other fixed costs. If we receive unanticipated orders, these incremental volumes could be unprofitable due to the higher costs of operating above our optimal capacity.

We depend on a few key customers in challenging industries for most of our revenues.

Our five largest customers in 2005 were ArvinMeritor, Dana, Raytheon, Traxel and Visteon, collectively accounting for 67% of 2005 net revenue. Our five largest customers in 2004 and 2003 were ArvinMeritor, Dana, Honeywell, Raytheon and Visteon, collectively accounting for 67% and 51% of net revenue in 2004 and 2003, respectively. The truck components & assemblies industry has experienced credit risk, labor unrest, rising steel costs, bankruptcy and other obstacles, while the aerospace & defense electronics industry has seen consolidation and uncertain funding.

We depend on the continued growth and financial stability of these customers, our core markets in these industries and general economic conditions. Adverse changes affecting these customers, markets or general conditions could harm our operating results. The truck components market is highly cyclical, due in part to regulatory deadlines. Rising costs of steel or component parts have increased our inventory and working capital levels and caused delays in payment from, or other difficulties for, our automotive customers. Many of these customers’ labor disputes, financial difficulties and restructuring needs have created rising uncertainty and risk, which could increase our costs or impair our business model. The aerospace & defense industry is pressured by cyclicality, technological change, shortening product life cycles, decreasing margins, unpredictable funding levels and government procurement processes. Any of these factors, particularly in our secured electronic communications or missile programs, could impair our business model.

If any of our significant customers were restructured, the resulting entity could seek to terminate business with us or originate new business with our competitors. Any loss of revenue from our major customers, including the non-payment or late payment of our invoices could adversely affect our balance sheet, revenues, profitability and cash flows.

As of February 24, 2006, we had provided approximately $54.8 million in combined trade credit outstanding to ArvinMeritor, Dana and Visteon, each of which currently carries at least one “non-investment grade”

credit rating on its unsecured debt, indicating a high potential risk of default. There can be no assurance that any of our customers will not default on, delay or dispute payment of, or seek to reject our outstanding invoices in bankruptcy or otherwise.

On March 3, 2006 (the Filing Date), our largest customer, Dana, and 40 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia- Pacific, Canadian and Mexican subsidiaries (Dana Mexico) were excluded from the Chapter 11 filing. As of the Filing Date, we had been paid for substantially all outstanding Dana accounts receivable recorded in the balance sheet at December 31, 2005. Accounts receivable from domestic Dana subsidiaries at the Filing Date could be subject to compromise, right of offset or set aside as a protected payment under Dana’s Chapter 11 filing. For example, recently amended bankruptcy law generally permits accounts payable to be offset against accounts receivable and offers protection for the last 20 calendar days of shipments as an administrative priority expense in the bankruptcy. As of the Filing Date and excluding certain gain contingencies, we estimated amounts due from Dana to approximate $28.6 million including up to an estimated $13.0 million due from Dana Mexico, in addition to potential offsets from accounts payable and other protected claims of $12.0 million, although right of offset and protected claims have not been approved by the Bankruptcy Court. We continue to pursue additional offsets to further reduce our net receivable position.

Dana may be unable to reorganize, reach acceptable terms with its creditor’s or emerge from Chapter 11. We may:

•	be unable to obtain right of offset with regard to our outstanding domestic payables and receivables;

•	be unable to secure 100% payment for shipments 20 calendar days prior to the Filing Date;

•	be required to refund payments made by Dana to us in the 90 days proceeding the Filing Date;

•	have our supply agreements rejected or assigned by Dana;

•	be required to settle all amounts due from Dana at discounted rates; or

•	be unable to negotiate acceptable terms with the reorganized Dana.

Dana (or any of our other significant customers who similarly seek bankruptcy protection) could seek to terminate business with us or originate new business with our competitors. Any loss of revenue from our major customers, including the non-payment or late payment of our invoices could adversely affect our balance sheet, revenues, profitability and cash flows, debt covenants or access to capital needed for operations.

Congressional budgetary constraints or reallocations can reduce our government sales.

We sell manufacturing services and products to a number of government agencies, which in the aggregate represented approximately 9% of our net revenue in 2005 and 2004. We also serve as a contractor for large aerospace & defense companies such as Boeing, Honeywell, Lockheed Martin, Northrop Grumman and Raytheon, typically under federally funded programs. Sales to larger aerospace & defense customers, in the aggregate, represented approximately 9% and 16% of net revenue during 2005 and 2004, respectively.

Our government contracts have many inherent risks that could adversely impact our financial results. These contracts depend upon the continuing availability of Congressional appropriations. Future levels of governmental spending, including delays, declines or reallocations in the funding of certain programs could adversely affect our financial results, if we are unable to offset these changes with new business or cost reductions.

Suppliers

Interruptions in the supply of key components could disrupt production.

Some of our manufacturing services or products require one or more components that are available from a limited number of providers or from sole-source providers. In the past, some of the materials we use, including steel, certain forgings or castings, capacitors and memory and logic devices, have been subject to industry-wide shortages. As a result, suppliers have been forced to allocate available quantities among their customers, and we have not been able to obtain all of the materials desired. Our inability to reliably obtain these or any other materials when and as needed could slow production or assembly, delay shipments to our customers, impair the recovery of our fixed costs and increase the costs of recovering to customers’ schedules, including overtime, expedited freight, equipment maintenance, operating inefficiencies, higher working capital and the obsolescence risks associated with larger buffer inventories. Each of these factors could reduce operating results and net income.

Shortages or increased costs of utilities could harm our business and our customers.

We and our customers depend on a constant supply of electricity and natural gas from utility providers for the operation of our respective businesses and facilities. In the past, we have experienced power outages which reduced our ability to deliver products and our customers’ demand for those products. If we or our customers experience future interruptions in service from these providers, our production and/or delivery of products could be negatively affected. Additionally, due to the heavy consumption of energy in our production process and the businesses of our customers, if the cost of energy significantly increases, our results of operations, and those of our customers, could be negatively impacted.

Execution

We must operate more efficiently, or our results could decline.

If we are unable to improve the cost, efficiency and yield of our operations, our costs could increase and our financial results could decline. A number of major obstacles could include:

•	inflationary pressures;

•	changes in anticipated product mix and the associated variances in our profit margins;

•	efforts to increase our manufacturing capacity and launch new programs;

•	the need to identify and eliminate our root causes of scrap;

•	our ability to achieve expected annual savings or other synergies from past and future business combinations;

•	inventory risks due to shifts in market demand;

•	obsolescence;

•	price erosion of raw material or component parts;

•	shrinkage, or other factors affecting our inventory valuations; or

•	inability to successfully manage growth, contraction or competitive pressures in our primary markets.

Our management or systems could be inadequate to support our existing or future operations. Growth in our business could require us to invest in additional equipment to improve our efficiency. We may have limited experience or expertise in installing or operating such equipment, which could negatively impact our ability to deliver products on time or with acceptable costs. In addition, a material portion of our manufacturing equipment requires significant maintenance to operate effectively and we may experience maintenance and repair issues. We may also be required to relocate equipment between facilities, which could negatively impact our production processes.

Our growth strategies could be ineffective due to the risks of further acquisitions.

Our growth strategy includes acquiring complementary businesses. We could fail to identify, finance or complete suitable acquisitions on acceptable terms and prices. Acquisition efforts could increase a number of risks, including:

•	diversion of management’s attention;

•	difficulties in integrating systems, operations and cultures;

•	potential loss of key employees and customers of the acquired companies;

•	lack of experience operating in the geographic market of the acquired business;

•	an increase in our expenses and working capital requirements;

•	risks of entering into markets or producing products where we have limited or no experience, including difficulties in integrating purchased technologies and products with our technologies and products;

•	our ability to improve productivity and implement cost reductions;

•	our ability to secure collective bargaining agreements with employees; and

•	exposure to unanticipated liabilities.

Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or, after closing with regard to the timely discovery of breaches of representations or warranties, or of certain indemnified environmental conditions could seriously harm our business.

Competition

Increasing competition could limit or reduce our market share.

We operate in highly competitive environments that include our customers’ internal capabilities. We believe that the principal competitive factors in our markets include the availability of manufacturing capacity, technological strength, speed and flexibility in responding to design or schedule changes, price, quality, delivery, cost management and financial strength. Our earnings could decline if our competitors or customers can provide comparable speed and quality at a lower cost, or if we fail to adequately invest in the range and quality of manufacturing services and products our customers require.

Some of our competitors have greater financial and organizational resources, customer bases and brand recognition than we do. As a result, our competitors may respond more quickly to technological changes or customer needs, consume lower fixed and variable unit costs, negotiate reduced component prices, and obtain better terms for financing growth. If we fail to compete in any of these areas, we may lose market share and our business could be seriously harmed. There can be no assurance that we will not experience increased competition or that we will be able to maintain our profitability if our competitive environment changes.

Our technologies could become obsolete, reducing our revenues and profitability.

The markets for our products and services are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities. We could fail to make required capital investments, develop or successfully market services and products that meet changing customer needs, and anticipate or respond to technological changes in a cost-effective and timely manner. We could encounter competition from new or revised technologies that render our technologies and equipment less profitable or obsolete in our chosen markets, and our operating results may suffer.

Access to Capital

An inability to obtain favorable financing could impair our growth.

Our future liquidity and capital requirements are difficult to predict because they depend on numerous factors, including the pace at which we grow our business and acquire new facilities. One method we have used to obtain multi-year supply agreements is to buy a customer’s non-core manufacturing assets and produce products for them. We may need to raise substantial additional funds in order to grow this business. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. Additional equity financing could result in dilution to existing holders. If additional financing is obtained in the form of debt, the terms of the debt could place restrictions on our ability to operate or increase the financial risk of our capital structure. Our ability to borrow under our current credit facility is conditioned upon our compliance with various financial covenants. We could lose our access to such financing if we experience adverse changes in our operations, poor financial results, increased risk profiles of our businesses, declines in our credit ratings, any actual or alleged breach of our debt covenants, insurance conditions or similar agreements, or any adverse regulatory developments.

Any inability to raise additional funds as needed could impair our ability to operate and grow our business. Such financing could be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive for us.

Contract Terminations

Contract terminations or delays could harm our business.

We often provide manufacturing services and products under contracts that contain detailed specifications, quality standards and other terms. If we are unable to perform in accordance with such terms, our customers might seek to terminate such contracts, or downgrade our past performance rating, an increasingly critical factor in federal procurement competitions. Moreover, many of our contracts are subject to termination for convenience or upon default. These provisions could provide only limited recoveries of certain incurred costs or profits on completed work, and could impose liability for our customers’ costs in procuring undelivered items from another source. If any of our significant contracts were to be terminated or not renewed, we would lose substantial revenues and our operating results as well as prospects for future business opportunities would be adversely affected.

We are subject to various audits, reviews and investigations, including private party “whistleblower” lawsuits, relating to our compliance with federal and state laws. Should our business be charged with wrongdoing, or determined not to be a “presently responsible contractor,” we could be temporarily suspended or debarred for up to three or more years from receiving new government contracts or government-approved subcontracts.

Labor Relations

We must attract and retain qualified employees.

Our future success in a changing business environment, including during rapid changes in the size, complexity or skills required of our workforce, will depend to a large extent upon the efforts and abilities of our executive, managerial and technical employees. The loss of key employees could have a material adverse effect on our operations. Our future success will also require an ability to attract and retain qualified employees. Labor disputes or changes in the cost of providing pension and other employee benefits, including changes in health care costs, investment returns on plan assets, and discount rates used to calculate pension and related liabilities, could lead to increased costs or disruptions of operations in any of our business units.

Disputes with labor unions could disrupt our business plans.

We currently have collective bargaining agreements covering approximately 1,489 employees, or approximately 50% of total employees. Although we believe that our overall relations with our labor unions are positive, we could experience a work stoppage or other disputes which could disrupt our operations and harm our operating results.

Regulatory

Environmental, health and safety risks could expose us to potential liability.

We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals and substances used in our operations. If we fail to comply with present or future regulations, we could be forced to alter, suspend or discontinue our manufacturing processes, and pay substantial fines or penalties.

Groundwater and other contamination has occurred at certain of our current and former facilities during the operation of those facilities by their former owners, and this contamination may occur at future facilities we operate or acquire. Although we typically receive environmental indemnification agreements from previous owners of these facilities, there is no assurance that the indemnifications of former owners will be adequate to protect us from liability.

Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the state voluntary action program standards applicable to the site. We continue to test and assess this site to determine the extent of this contamination by the prior owners of the facility. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2002. Such amounts due from Dana, if any, could be subject to compromise or rejection in conjunction with Dana’s Chapter 11 filing.

A leased facility we formerly occupied in Tampa, Florida is subject to remediation activities related to groundwater contamination involving methyl chloride and other volatile organic compounds which occurred prior to our use of the facility, and such contamination extends beyond the boundaries of the facility. The prior operator of the facility has entered into a consent order with the State of Florida and agreed to remediate the contamination, the full scope of which has not yet been determined. We previously acquired certain business assets formerly located at a leased facility in Littleton, Colorado, where chlorinated solvents had been disposed of on site by a prior owner of the business at the site, contaminating the groundwater at and around the site. The seller of the assets to us is operating a remediation system on the site approved by the State of Colorado and has entered into a consent order with the EPA providing for additional investigation at the site.

Our Morganton, North Carolina facility is subject to soil and groundwater contamination involving petroleum compounds, certain metals, and other contaminants, some of which exceed the State of North Carolina standards applicable to the site. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2005. Such amounts due from Dana, if any, could be subject to compromise or rejection in conjunction with Dana’s Chapter 11 filing.

Our Toluca, Mexico facility is subject to soil and groundwater contamination involving petroleum compounds and volatile organic compounds, among other concerns. We continue to test and assess this site to determine the extent of any contamination by the prior owners of the facility. Under our purchase agreement for each facility, Dana and Dana Mexico (Dana’s Mexican subsidiary, not currently a party to the bankruptcy) have agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notify Dana prior to June 30, 2006. Such amounts due from Dana, if any, could be subject to compromise or rejection in conjunction with Dana’s Chapter 11 filing.

Our Kenton, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, volatile organic compounds, certain metals, PCBs and other contaminants. We continue to test and assess this site to determine the extent of any contamination by the prior owners of the facility. Under our purchase agreement for this facility, Meritor Heavy Vehicle Systems has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notify ArvinMeritor prior to May 2, 2006.

Adverse regulatory developments or litigation could harm our business.

Our businesses operate in heavily regulated environments. We must successfully manage the risk of changes in or adverse actions under applicable law or in our regulatory authorizations, licenses and permits, governmental security clearances or other legal rights to operate our businesses, to manage our work force or to import and export goods and services as needed. Our business activities expose us to the risks of litigation with respect to our customers, suppliers, creditors, stockholders or from product liability, environmental or asbestos-related matters. We also face the risk of other adverse regulatory actions, compliance costs or governmental sanctions, as well as the costs and risks related to our ongoing efforts to design and implement effective internal controls.

Other Risks

We face other factors which could seriously disrupt our operations.

Many other risk factors beyond our control could seriously disrupt our operations, including:

•	risks relating to war, future terrorist activities or political uncertainties which could shut down our domestic or foreign facilities, disrupt transportation of products or supplies, or change the timing and availability of funding in our aerospace & defense electronics markets;

•	risks inherent in operating abroad, including foreign currency exchange rates, adverse regulatory developments, and miscommunications or errors due to inaccurate foreign language translations or currency exchange rates;

•	risks relating to natural disasters or other casualties; or

•	our failure to anticipate or to adequately insure against other risks and uncertainties present in our businesses including unknown or unidentified risks.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

Location	Market Served	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:

Louisville, Kentucky		Lease (2014)	13,800

Manufacturing and Service Facilities:

Kenton, Ohio	Truck Components & Assemblies	Own	540,000	QS 9000

Louisville, Kentucky	Truck Components & Assemblies	Own	467,000	QS 9000

Marion, Ohio	Truck Components & Assemblies	Own	255,000	QS 9000

Morganton, North Carolina	Truck Components & Assemblies	Own	342,000	QS 9000 ISO 14001

Orlando, Florida	Test & Measurement Services	Own	62,000	AS 9100 ISO 9001 ISO 17025/Guide 25 MIL-STD 750 MIL-STD 883 MIL-STD 202 MIL-STD 810

San Dimas, California	Aerospace & Defense Electronics	Lease (2015)	26,300	ISO 9001

Tampa, Florida	Aerospace & Defense Electronics	Lease (2007)	318,000	ISO 9001 AS 9100 NASA-STD-8739 MIL-Q-9858A IPC-A-610, Rev D, Class 3 J-STD-001, Rev D, Class 3

Toluca, Mexico	Truck Components & Assemblies	Own	209,700	QS 9000

In addition, we lease space in 21 other facilities primarily utilized to provide technical services, all of which are located in the U.S. We also own 10 ISO-certified mobile calibration units and one ISO-certified transportable field calibration unit that are utilized to provide test & measurement services at customer locations throughout the U.S., the Caribbean and the South Pacific.

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at our facilities.

Certification/Specification	Description
AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

IPC-A-610	A certification process for electronics assembly manufacturing which describes materials, methods and verification criteria for producing high quality electronic products. Class 3 specifically includes high performance or performance-on-demand products where equipment downtime cannot be tolerated, end-use environment may be uncommonly harsh, and the equipment must function when required.

J-STD-001	A family of voluntary standards of industry-accepted workmanship criteria for electronics assemblies.

ISO 9001	A certification process comprised of 20 quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products.

ISO 9002	A certification process similar to the ISO 9001 requirements, but it applies principally to manufacturing services as opposed to engineering services.

ISO 14001	A family of voluntary standards and guidance documents defining specific requirements for an Environmental Management System.

ISO 17025/Guide 25	A certification process commonly referred to as A2LA, which sets out general provisions that a laboratory must address to carry out specific calibrations or tests and provides laboratories with direction for the development of a fundamental quality management system.

MIL	A specification that signifies specific functions or processes that are conducted in compliance with military specifications, such as a quality program, high-reliability soldering, calibration and metrology, and environmental testing.

NASA-STD-8739	A specification for space programs designated by the National Aeronautics and Space Administration.

QS 9000	A certification process developed by the nation’s major automakers that focuses on continuous improvement, defect reduction, variation reduction and elimination of waste.

Item 3.	Legal Proceedings

We are involved from time to time in litigation and other legal or environmental proceedings incidental to our business. There are currently no material pending legal proceedings to which we are a party.

Ongoing environmental proceedings include the following:

•	Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the State of Ohio voluntary action program standards applicable to the site. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2002. Such amounts due from Dana, if any, could be subject to compromise or rejection in conjunction with Dana’s Chapter 11 filing.

•	A leased facility we formerly occupied in Tampa, Florida is currently subject to remediation activities related to groundwater contamination involving methylene chloride and other volatile organic compounds which occurred prior to our use of the facility. The contamination extends beyond the boundaries of the facility. In December 1986, Honeywell, a prior operator of the facility, entered into a consent order with the Florida Department of Environmental Regulation under which Honeywell agreed to remediate the contamination, the full scope of which has not yet been determined. We purchased the assets of a business formerly located on this leased site and operated that business from 1993 until December 1994. Philips Electronics, the seller of those assets, has agreed to indemnify us with respect to environmental matters arising from groundwater contamination at the site prior to our use of the facility. On November 3, 2004, Sypris Electronics was served as a co-defendant with Honeywell International, Inc. and Phillips Electronics America Corporation in an environmental lawsuit filed in the Circuit Court of Thirteenth Judicial Circuit Hillsborough County, Florida by Helen Jones and other surrounding landowners, alleging various damages caused by such contamination. Philips Electronics has agreed to pay for our defense costs and a motion to dismiss Sypris Electronics has been filed.

•	In December 1992, we acquired certain business assets formerly located at a leased facility in Littleton, Colorado. Certain chlorinated solvents disposed of on the site by Honeywell, a previous owner of the business, have contaminated the groundwater at and around the site. Alliant Techsystems, from which we acquired the business assets, operates a remediation system approved by the State of Colorado and has also entered into a consent order with the EPA providing for additional investigation at the site. Alliant Techsystems has agreed to indemnify us with respect to these matters.

•	Our Morganton, North Carolina facility is subject to soil and groundwater contamination involving petroleum compounds, certain metals, and other contaminants, some of which exceed the State of North Carolina standards applicable to the site. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2005. Such amounts due from Dana, if any, could be subject to compromise or rejection in conjunction with Dana’s Chapter 11 filing.

•	Our Toluca, Mexico facility is subject to soil and groundwater contamination involving petroleum compounds and volatile organic compounds, among other concerns. We continue to test and assess this site to determine the extent of any contamination by the prior owners of the facility. Under our purchase agreement for each facility, Dana and Dana Mexico has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notify Dana prior to June 30, 2006. Such amounts due from Dana, if any, could be subject to compromise or rejection in conjunction with Dana’s Chapter 11 filing.

•	Our Kenton, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, volatile organic compounds, certain metals, PCBs and other contaminants. We continue to test and assess this site to determine the extent of any contamination by the prior owners of the facility. Under our purchase agreement for this facility, Meritor Heavy Vehicle Systems has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notify ArvinMeritor prior to May 2, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “SYPR.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by the Nasdaq National Market.

	High	Low
Year ended December 31, 2004:
First Quarter	$21.90	$17.00
Second Quarter	21.17	17.25
Third Quarter	14.23	11.08
Fourth Quarter	16.81	12.98

Year ended December 31, 2005:
First Quarter	$15.57	$10.61
Second Quarter	12.77	8.52
Third Quarter	14.30	10.74
Fourth Quarter	11.15	8.88

As of February 28, 2006, there were 1,046 holders of record of our common stock.

On September 22, 2002, our Board of Directors declared an initial quarterly cash dividend of $0.03 per common share outstanding. Cash dividends of $0.03 per common share have been paid quarterly since the initial dividend was declared in 2002. Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in Item 8 of this Form 10-K. The selected financial data set forth below as of December 31, 2005 and 2004, and for the three years included in the period ended December 31, 2005 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K, and the data below are qualified by reference to those consolidated financial statements and related notes. The financial statement data at December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 are derived from our audited consolidated financial statements not included in this Form 10-K.

	Years Ended December 31,
	2005	2004(1)(2)(3) Restated	2003(1) Restated	2002(1) Restated	2001(1)(4)(5) Restated
	(in thousands, except per share data)
Consolidated Income Statement Data:
Net revenue	$522,766	$425,402	$276,605	$273,477	$254,640
Cost of sales	471,428	371,963	230,660	223,936	211,165

Gross profit	51,338	53,439	45,945	49,541	43,475
Selling, general and administrative	35,669	35,248	26,711	27,114	26,134
Research and development	2,833	3,697	4,166	3,354	3,054
Amortization of intangible assets	614	596	194	97	1,329

Operating income	12,222	13,898	14,874	18,976	12,958
Interest expense, net	5,979	2,100	1,693	2,742	4,111
Other (income) expense, net	(1,325)	(138)	230	(159)	(358)

Income before income taxes	7,568	11,936	12,951	16,393	9,205
Income tax expense	2,247	3,637	4,860	4,940	2,887

Net income	$5,321	$8,299	$8,091	$11,453	$6,318

Net income per share:
Basic	$0.30	$0.48	$0.57	$0.87	$0.64
Diluted	$0.29	$0.47	$0.56	$0.84	$0.63
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.06	$—
Shares used in computing per share amounts:
Basic	18,016	17,119	14,237	13,117	9,828
Diluted	18,323	17,745	14,653	13,664	10,028

	December 31,
	2005	2004(1)(2)(3) Restated	2003(1)(3) Restated	2002(1) Restated	2001(1)(4)(5) Restated
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,060	$14,060	$12,019	$12,403	$13,232
Working capital	111,765	143,123	81,456	78,600	68,312
Total assets	417,624	431,178	264,435	224,612	212,431
Current portion of long-term debt	—	7,000	3,200	7,000	7,500
Long-term debt, net of current portion	80,000	110,000	53,000	30,000	80,000
Total stockholders’ equity	213,734	208,939	145,392	137,690	70,761

(1)	On January 1, 2005, the Company changed its accounting policy for inventory and cost of sales at one manufacturing facility. Prior year amounts have been restated as required for comparability. The change increased previously reported earnings for the year ended 2004 by $892, or $0.05 per diluted share. The change (decreased) increased previously reported earnings for 2003, 2002 and 2001 by $(44), $13 and $(49), respectively, which did not change per diluted share amounts.

(2)	On May 3, 2004 and June 30, 2004, respectively, we completed the acquisition of the net assets of ArvinMeritor’s Kenton, Ohio facility and Dana’s Toluca, Mexico facility and their results of operations and related purchased assets are included from those dates forward.

(3)	On December 31, 2003, we completed the acquisition of the net assets of Dana’s Morganton, North Carolina facility and its results of operations and related purchased assets are included from that date forward.

(4)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which required us to discontinue the amortization of goodwill. Amortization of goodwill decreased earnings per diluted share by $0.08 in the year ended December 31, 2001.

(5)	On May 31, 2001, we completed the acquisition of the net assets of Dana’s Marion, Ohio facility and its results of operations and related purchased assets are included from that date forward.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated results of operations and financial condition should be read together with the other financial information and consolidated financial statements included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this Form 10-K.

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

The change is preferable because it results in conforming all of our inventories to a uniform method of accounting subsequent to a series of acquisitions from 2001 through 2004. In addition, inventories will be valued in a manner which more closely approximates current cost, and FIFO is the prevalent method used by other entities within our industry and provides a more meaningful and understandable presentation of financial position to users of our consolidated financial statements.

In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, the consolidated financial statements for all prior periods have been adjusted to retroactively apply this change in accounting principle. For the year ended December 31, 2004, the change from LIFO to FIFO reduced previously reported cost of sales for our Industrial Group by $1.3 million which resulted in corresponding increases in gross profit, operating income and income before taxes. The effect of the accounting change on net income (loss) and earnings (loss) per common share as previously reported by quarter for 2004 is:

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

The effect of the accounting change on net income and earnings per common share as previously reported for the year ended December 31, 2003 (in thousands, except per share data) is:

Net income:
Previously reported	$8,135
Increase (decrease)	(44)

Restated	$8,091

Basic earnings per common share:
Previously reported	$0.57
Increase (decrease)	—

Restated	$0.57

Diluted earnings per common share:
Previously reported	$0.56
Increase (decrease)	—

Restated	$0.56

The retroactive restatement of the change in accounting method increased previously reported inventory, retained earnings and noncurrent deferred tax liabilities at December 31, 2004 by $2.2 million, $1.5 million and $0.7 million, respectively. The restatement had no impact on operating cash flow.

Overview

We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design, testing and other technical services, typically under multi-year, sole-source contracts with major companies and government agencies in the markets for aerospace & defense electronics, truck components & assemblies, and test & measurement services. Revenue from our three core markets accounted for approximately 96% of our revenue for the year ended December 31, 2005, while revenue from our outsourced services accounted for approximately 93% of our revenue. We expect these percentages to increase in the future.

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

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the amounts reported. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. We believe the following critical accounting policies affect our more complex judgments and estimates. We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition in the Industrial Group, including cost of sales; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

Long-term Contract Net Revenue.     A large part of our Aerospace & Defense segment business is derived from long-term contracts for development, production and service activities which we account for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, Audits of Federal Government Contractors, the AICPA’s Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature, as applicable. We consider the nature of these contracts and the types of products and services provided when we determine the proper accounting for a particular contract.

Primarily, we record long-term, fixed-price contracts on a percentage of completion basis using units-of-delivery to measure progress toward completing the contract and recognizing net revenue. Revenue is recognized on these contracts when units are shipped or delivered to the customer, as applicable, with unit revenue based upon unit prices as set forth in the applicable contracts. The costs attributed to contract revenue are based upon the estimated average costs of all units to be shipped. For example, we use this method of revenue recognition on our encryption programs. In less frequent circumstances, we enter into milestone specific, fixed-price contracts for which net revenue is recorded when we achieve performance milestones. Revenue recognized under such milestones is limited to net revenue that we would recognize under the cost-to-cost method. Under the cost-to-cost method of accounting, revenue is recognized based on the ratio of costs incurred to our estimate of total costs at completion. For example, we use this methodology for our CEC, Common Card and KI-17 programs. As we incur costs under cost-reimbursement-type contracts, we record net revenue. Cost-reimbursement-type contracts include time and materials and other level-of-effort-type contracts. An example of this type of revenue recognition includes the JWARN program.

As a general rule, we recognize net revenue and profits earlier in a production cycle when we use the cost-to-cost and milestone methods of percentage of completion accounting than when we use the units-of-delivery method. In addition, our profits and margins may vary materially depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives, and the stage of performance at which the right to receive fees is finally determined.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable.

The majority of our Aerospace & Defense segment net revenue is driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government, and therefore not necessarily on market-based factors. Cost-based pricing is determined under the Federal Acquisition Regulations (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through net revenue.

Approximately 16%, 18% and 35% of total net revenue was recognized under the percentage of completion method based on units of delivery during 2005, 2004 and 2003, respectively. Approximately 2%, 3% and 5% of total net revenue was recognized under the percentage of completion method based on milestones or cost-to-cost during 2005, 2004 and 2003, respectively. Therefore, the amounts we record in our consolidated financial statements using contract accounting methods and cost accounting standards are material. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are generally included in earnings in the current period. We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. In addition to less formal monthly reviews, management in the Aerospace & Defense segment formally assess the status of contracts on a quarterly basis through extensive estimate at completion reviews which include multiple levels of program personnel. Costs incurred and allocated to contracts with the U.S.

Government are reviewed for compliance with regulatory standards by our personnel, and are subject to audit by the Defense Contract Audit Agency.

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

At December 31, 2005, net assets of our Test & Measurement segment were $13.6 million, including goodwill of $6.9 million. Our Test & Measurement segment reported an operating loss in 2004 of $0.4 million, primarily as a result of decreased product sales, cost and process inefficiencies on certain technical services provided by this segment and an unfavorable mix of technical service revenue. A new senior management team was installed in 2003 for this segment and spending for sales, marketing, research and development were increased in 2004 to grow the revenue base, and various organizational changes were made to improve the operations. In 2005, such investments yielded increased net revenue and gross margin resulting in $0.4 million of operating income. As 2005 restructuring efforts continue to pay back, further operating income improvement is expected in 2006. If continued improvement in our Test & Measurement operations is not achieved and profitability deteriorates, we may be required to record an impairment charge to goodwill for the Test & Measurement segment.

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

Reserve for Excess, Obsolete and Scrap Inventory.    We record inventory at the lower of cost, determined under the first-in, first-out method, or market. Because of the stability of product costs in recent years, and the level of gross profit margins on most products, we have not made any material adjustments to write down inventory to market. However, we do reserve for excess, obsolete or scrap inventory. These reserves are primarily based upon management’s assessment of the salability of the inventory, historical usage of raw materials, historical demand for finished goods, and estimated future usage and demand. An improper assessment of salability or improper estimate of future usage or demand, or significant changes in usage or demand could result in significant changes in the reserves and a positive or a negative impact on our consolidated results of operations in the period the change occurs.

Results of Operations

The tables presented below, which compare our consolidated results of operations from one year to another, present the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue. The columns present the following:

•	The first two data columns in each table show the absolute results for each year presented.

•	The columns entitled “Year Over Year Change” and “Year Over Year Percentage Change” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net revenue increases from one year to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one year to the next, that change is shown as a negative number in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics.

In addition, as used in these tables, “NM” means “not meaningful.”

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Years Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Years Ended December 31,
	2005	2004 (1) Restated	Favorable (Unfavorable)	Favorable (Unfavorable)	2005	2004
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$359,602	$260,410	$99,192	38.1%	68.8%	61.2%
Aerospace & Defense	115,863	119,179	(3,316)	(2.8)	22.2	28.0
Test & Measurement	47,301	45,813	1,488	3.2	9.0	10.8

Electronics Group	163,164	164,992	(1,828)	(1.1)	31.2	38.8

Total net revenue	522,766	425,402	97,364	22.9	100.0	100.0
Cost of sales:
Industrial Group	336,686	235,406	(101,280)	(43.0)	93.6	90.4
Aerospace & Defense	98,367	99,895	1,528	1.5	84.9	83.8
Test & Measurement	36,375	36,662	287	0.8	76.9	80.0

Electronics Group	134,742	136,557	1,815	1.3	82.6	82.8

Total cost of sales	471,428	371,963	(99,465)	(26.7)	90.2	87.4
Gross profit:
Industrial Group	22,916	25,004	(2,088)	(8.4)	6.4	9.6
Aerospace & Defense	17,496	19,284	(1,788)	(9.3)	15.1	16.2
Test & Measurement	10,926	9,151	1,775	19.4	23.1	20.0

Electronics Group	28,422	28,435	(13)	NM	17.4	17.2

Total gross profit	51,338	53,439	(2,101)	(3.9)	9.8	12.6
Selling, general and administrative	35,669	35,248	(421)	(1.2)	6.8	8.3
Research and development	2,833	3,697	864	23.4	0.6	0.9
Amortization of intangible assets	614	596	(18)	(3.0)	0.1	0.1

Operating income	12,222	13,898	(1,676)	(12.1)	2.3	3.3
Interest expense, net	5,979	2,100	(3,879)	(184.7)	1.1	0.5
Other income, net	(1,325)	(138)	1,187	(860.1)	(0.2)	—

Income before income taxes	7,568	11,936	(4,368)	(36.6)	1.4	2.8
Income taxes	2,247	3,637	1,390	38.2	0.4	0.9

Net income	$5,321	$8,299	$(2,978)	(35.9)%	1.0%	1.9%

(1)	On January 1, 2005, the Company changed its accounting policy for inventory and cost of sales at one manufacturing facility. The change increased previously reported earnings for the year ended 2004 by $892, or $0.05 per diluted share.

Backlog.    Our backlog increased $2.4 million to $252.3 million at December 31, 2005, on $525.2 million in net orders in 2005 compared to $476.4 million in 2004. We expect to convert approximately 95% of the backlog at December 31, 2005 to revenue during 2006.

Backlog for our Industrial Group increased $18.9 million to $150.4 million at December 31, 2005, on $378.9 million in net orders in 2005 compared to $318.7 million in 2004. We expect to convert substantially all of the Industrial Group’s backlog at December 31, 2005 to revenue during 2006.

Backlog for our Aerospace & Defense segment decreased $15.7 million to $98.2 million at December 31, 2005, on $99.9 million in net orders in 2005 compared to $113.3 million in 2004. Backlog for our Test & Measurement segment decreased $0.7 million to $3.7 million at December 31, 2005 on $46.5 million in net orders in 2005 compared to $44.4 million in 2004. We expect to convert approximately 86% of the Aerospace & Defense backlog and approximately 96% of the Test & Measurement backlog at December 31, 2005 to revenue during 2006.

Net Revenue.     Net revenue in the Industrial Group for the year increased due to higher volume resulting from the new ArvinMeritor and Dana contracts that started in May and June of 2004, respectively. These new contracts with ArvinMeritor for trailer axle beams and various drive train components and with Dana for steer axles, drive axle shafts and drive train components for the light, medium and heavy-duty truck markets generated outsourced services revenue of $213.2 million in 2005, as compared to $142.5 million in 2004. Excluding the new contracts, the Industrial Group’s net revenue increased $28.5 million, or 24.2%, in 2005, primarily due to record demand for medium and heavy-duty trucks as a result of pre-buy activity ahead of a change in domestic emission requirements.

The Aerospace & Defense segment derives its revenue from manufacturing services, other outsourced services and product sales. Manufacturing services revenue accounted for approximately 81% and 75% of total Aerospace & Defense segment revenue in 2005 and 2004, respectively. Manufacturing services revenue increased $3.8 million in 2005 primarily due to increased volume on two military programs and revenue from new customers for initial shipments on new contracts. Net revenue from technical outsourced services decreased $3.2 million in 2005 primarily due to the completion of an engineering program in 2004. Net revenue from product sales decreased $3.9 million primarily due to decreased demand for legacy data storage products.

The Test & Measurement segment derives its revenue from technical services and product sales. Technical services revenue accounted for approximately 84% and 87% of total Test & Measurement revenue in 2005 and 2004, respectively. Products sales increased $1.4 million in 2005, primarily due to increased shipments on a military program, while revenue from technical services was consistent with the prior year.

Gross Profit.     The Industrial Group’s gross profit decreased $2.1 million in 2005 associated with start-up programs and capacity constraints in addition to increased energy costs. Gross profit as a percentage of revenue decreased to 6.4% for 2005 from 9.6% in 2004, primarily due to costs associated with the increase in manufacturing capacity, launch of new programs, overtime to meet customer shipment schedules and increased natural gas costs. We expect Lean and other cost reduction initiatives along with reductions in capital expansion in 2006 to result in gross profit increases throughout 2006. The factors impacting gross profit in the fourth quarter included higher natural gas and overtime along with the impact of declining overhead absorption rates resulting from inventory reduction initiatives.

The Aerospace & Defense segment’s gross profit decreased $1.8 million in 2005 primarily due to lower data storage product sales and technical outsourced revenue. Lower overhead absorption attributable to decreased product revenue reduced gross profit by $1.2 million for 2005. Technical outsourced services gross profit decreased by $0.6 from 2004 primarily due to lower revenue. Gross margin for the Aerospace & Defense segment was 15.1% in 2005 as compared to 16.2% in 2004. The decrease in gross margin resulted primarily from the lower volume and related margins for product sales, which was partially offset by higher volume for manufacturing services.

The Test & Measurement segment’s gross profit increased $1.8 million in 2005 primarily due to the increased product sales combined with lower personnel costs resulting from headcount reductions in the first half of 2005.

Selling, General and Administrative.    Selling, general and administrative expense increased $0.4 million in 2005 and decreased as a percentage of net revenue to 6.8% in 2005 from 8.3% in 2004. The Industrial Group’s selling, general and administrative expense accounted for $0.3 million of the increase, primarily due to higher administrative costs related to additional infrastructure to support the new contracts in the Industrial Group and the overall growth of the business. The Test & Measurement segment also increased selling expense to drive increased revenue, which was offset by reductions in selling, general and administrative expense in the Aerospace & Defense segment resulting from reduced headcount.

Research and Development.    Research and development costs decreased $0.9 million in 2005 due to the successful completion and launch of one of our data systems product development projects within our Aerospace & Defense segment in the last half of 2005. Such costs are expected to decline in 2006 as other product development projects are completed.

Amortization of Intangible Assets.     Amortization of intangible assets increased in 2005 primarily due to certain identifiable intangible assets acquired in connection with the ArvinMeritor and Dana contracts that started in May and June of 2004, respectively.

Interest Expense, Net.    Interest expense increased in 2005 due to an increase in our weighted average debt outstanding and higher interest rates. Our weighted average debt outstanding increased to $115.9 million during 2005 from $51.5 million during 2004. The increase in debt primarily related to the Industrial Group’s acquisitions and capital expenditures to increase capacity and automation. The weighted average interest rate increased to 5.2% in 2005 from 4.8% in 2004. Our effective interest rate is expected to increase in 2006 due to expected increased market rates under our credit agreement; however, interest costs are expected to decline in 2006 due to a continuation of working capital reduction initiatives which reduced net debt by $38.3 million in the second half of 2005.

Other Income, Net.    Other income, net increased $1.2 million in 2005 due primarily to foreign currency remeasurement gains of U.S. Dollar denominated accounts of our foreign subsidiaries.

Income Taxes.    Our effective income tax rate was 29.7% in 2005 as compared to 30.5% for 2004. The decrease primarily relates to the full year impact of our Mexico operations acquired on June 30, 2004, for which the 2005 statutory tax rate is 30.0%. In 2005 and 2004, tax expense was reduced by $0.2 million and $0.4 million, respectively, as a result of the resolution of various domestic federal and state tax liabilities which proved to be less than original estimates.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Years Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Years Ended December 31,
	2004 (1) Restated	2003 (1) Restated	Favorable (Unfavorable)	Favorable (Unfavorable)	2004	2003
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$260,410	$95,872	$164,538	171.6%	61.2%	34.7%
Aerospace & Defense	119,179	141,597	(22,418)	(15.8)	28.0	51.2
Test & Measurement	45,813	39,136	6,677	17.1	10.8	14.1

Electronics Group	164,992	180,733	(15,741)	(8.7)	38.8	65.3

Total net revenue	425,402	276,605	148,797	53.8	100.0	100.0
Cost of sales:
Industrial Group	235,406	86,193	(149,213)	(173.1)	90.4	89.9
Aerospace & Defense	99,895	112,717	12,822	11.4	83.8	79.6
Test & Measurement	36,662	31,750	(4,912)	(15.5)	80.0	81.1

Electronics Group	136,557	144,467	7,910	5.5	82.8	79.9

Total cost of sales	371,963	230,660	(141,303)	(61.3)	87.4	83.4
Gross profit:
Industrial Group	25,004	9,679	15,325	158.3	9.6	10.1
Aerospace & Defense	19,284	28,880	(9,596)	(33.2)	16.2	20.4
Test & Measurement	9,151	7,386	1,765	23.9	20.0	18.9

Electronics Group	28,435	36,266	(7,831)	(21.6)	17.2	20.1

Total gross profit	53,439	45,945	7,494	16.3	12.6	16.6
Selling, general and administrative	35,248	26,711	(8,537)	(32.0)	8.3	9.6
Research and development	3,697	4,166	469	11.3	0.9	1.5
Amortization of intangible assets	596	194	(402)	(207.2)	0.1	0.1

Operating income	13,898	14,874	(976)	(6.6)	3.3	5.4
Interest expense, net	2,100	1,693	(407)	(24.0)	0.5	0.6
Other (income) expense, net	(138)	230	368	NM	—	0.1

Income before income taxes	11,936	12,951	(1,015)	(7.8)	2.8	4.7
Income taxes	3,637	4,860	1,223	25.2	0.9	1.8

Net income	$8,299	$8,091	$208	2.5%	1.9%	2.9%

(1)	On January 1, 2005, the Company changed its accounting policy for inventory and cost of sales at one manufacturing facility. The change increased previously reported earnings for the year ended 2004 by $892, or $0.05 per diluted share, while decreasing previously reported earnings for 2003 by $44, which did not change the per diluted share amount.

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

Net Revenue.     The Industrial Group entered into new multi-year contracts on December 31, 2003, May 3, 2004 and June 30, 2004 and, on each of the respective dates, acquired certain manufacturing assets from its customers in connection with the new contracts. These contracts included two with Dana for steer axle components, drive axle shafts and various drive train components for the light, medium and heavy-duty truck markets and one with ArvinMeritor for trailer axle beams and various drive train components. The new contracts generated outsourced services revenue of $142.5 million in 2004. Excluding the new contracts, the Industrial Group’s net revenue increased $22.0 million for the year primarily due to a general increase in demand for medium and heavy-duty trucks.

Net revenue in the Aerospace & Defense segment decreased $22.4 million in 2004 primarily due to lower revenue from manufacturing services. Manufacturing services decreased $9.9 million primarily due to reduced program funding for federal government agencies, delayed shipments and contracts completed during 2003. Other outsourced services revenue and product sales decreased $0.7 million and $11.8 million in 2004 respectively. The decrease in product sales is primarily due to reduced government funding for our customer’s programs.

Net revenue in the Test & Measurement segment increased $6.7 million in 2004 primarily due to a $6.3 million increase in technical sales. The increase in revenue from technical services is primarily due to a large contract with a prime government contractor for testing services performed during 2004, growth from calibration services provided under certain customer accounts in 2004 and the full-year impact of two calibration operations acquired during the second half of 2003.

Gross Profit.     The Industrial Group’s gross profit increased $15.3 million in 2004 primarily due to the revenue growth from new contracts. Gross profit contributed by the new contracts was partially offset by manufacturing inefficiencies associated with disruptions in raw material and key components and capacity limitations associated with the increased demand. The disruptions to production schedules related to the timely and dependable receipt of steel and components were present throughout 2004; however, during the fourth quarter the Industrial Group’s gross margin declined to 4.9% and resulted in full year gross margin of 9.6% as compared to 10.1% in 2003. The factors impacting gross profit in the fourth quarter included excessive overtime to meet fluctuating customer demand, loss of days worked to conduct three physical inventories, cost overruns on a variety of new manufacturing cells, higher than expected training costs on new programs and increased charges to reflect the growing nature and complexity of the business. Labor and absorption variances of approximately $1.5 million related to manufacturing inefficiencies were recognized and excess supply, tooling and freight costs totaling approximately $0.9 million were incurred in the fourth quarter. Also, an inventory adjustment of $1.1 million was recorded in the fourth quarter primarily due to production scrap.

Our Aerospace & Defense segment’s gross profit decreased $9.6 million in 2004 primarily due to lower margins associated with the decrease in product revenue. Product revenue declined 38% for the year which resulted in a corresponding decrease in gross profit of $7.3 million. The decline is primarily volume related, although competitive pricing pressure also began to impact profit margins during the second half of 2004. Manufacturing and other outsourced services gross profit decreased $2.3 million or 15% in 2004, primarily due to a revenue decrease of 10% and an inventory write-off of $0.7 million in the fourth quarter related to a terminated contract. Gross margin for the Aerospace and Defense segment was 16.2% in 2004 as compared to 20.4% in 2003. The decrease in gross margin resulted primarily from the lower volume and related margins for product sales and the lower volume for manufacturing services.

The Test & Measurement segment’s gross profit increased $1.8 million in 2004 primarily due to the increase in technical services revenue. Gross margin for the Test & Measurement segment was 20.0% in 2004 as compared to 18.9% in 2003. The increase in gross margin resulted primarily from the higher volumes for testing and calibration services and lower costs for products achieved through outsourcing certain product subassemblies.

Selling, General and Administrative.    Selling, general and administrative expense increased $8.5 million in 2004 and decreased as a percentage of net revenue to 8.3% from 9.6% in 2003. The Industrial Group’s selling, general and administrative expense accounted for $5.4 million of the increase, primarily due to higher administrative costs related to additional infrastructure to support the new contracts in the Industrial Group and the overall growth of the business. The Test & Measurement segment also increased selling expense to support the national account opportunities for its calibration services.

Research and Development.    Research and development costs decreased $0.5 million in 2004 due to the completion of the first release of Silver Phoenix, a new data system product line within our Aerospace and Defense segment. The majority of research and development costs during 2004 were related to future releases of this product.

Amortization of Intangible Assets.    Amortization of intangible assets increased in 2004 primarily due to certain identifiable intangible assets acquired in connection with the new Industrial Group contracts.

Interest Expense, Net.     Interest expense increased in 2004 due to an increase in our weighted average debt outstanding partially offset by a decrease in our weighted average interest rate. Our weighted average debt outstanding increased to $51.5 million during 2004 from $31.1 million during 2003. The increase in debt is primarily related to the Industrial Group’s acquisitions, working capital for the acquired operations, and capital expenditures to increase capacity and automation. The weighted average interest rate decreased to 4.8% in 2004 from 5.4% in 2003. Our interest rate decreased effective with the July 2003 expiration of interest rate swap agreements with higher than market interest rates. Our effective interest rate is expected to increase in 2005 due to the issuance of senior notes totaling $55.0 million in June and August 2004 at a weighted average fixed interest rate of 5.4% and expected increased market rates under our credit agreement.

Income Taxes.    Our effective income tax rate was 30.5% in 2004 as compared to 37.5% for 2003. An examination by the Internal Revenue Service of our federal income tax returns for certain prior years was completed during the third quarter of 2004 and a favorable adjustment of $0.4 million to income tax expense was recorded as the additional tax assessment was less than the estimated liability previously recorded. Additionally, our effective tax rate on foreign operation in 2004 was approximately 29%, which reflects the lower statutory rate for Mexico.

Quarterly Results

The following table presents our unaudited condensed consolidated statements of income data for each of the eight quarters in the two-year period ended December 31, 2005. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period.

	2005				2004 Restated (1)
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:
Industrial Group	$88,690	$89,673	$94,504	$86,735	$48,451	$58,222	$78,429	$75,308
Aerospace & Defense	23,996	24,095	33,866	33,906	29,572	25,793	28,350	35,464
Test & Measurement	11,555	11,834	12,441	11,471	11,353	11,881	11,678	10,901

Electronics Group	35,551	35,929	46,307	45,377	40,925	37,674	40,028	46,365

Total net revenue	124,241	125,602	140,811	132,112	89,376	95,896	118,457	121,673
Cost of sales:
Industrial Group	82,293	82,132	87,161	85,100	41,994	52,686	69,082	71,644
Aerospace & Defense	21,605	20,726	28,498	27,538	24,110	21,002	23,899	30,884
Test & Measurement	8,984	8,856	9,546	8,989	8,914	9,212	9,302	9,234

Electronics Group	30,589	29,582	38,044	36,527	33,024	30,214	33,201	40,118

Total cost of sales	112,882	111,714	125,205	121,627	75,018	82,900	102,283	111,762
Gross profit:
Industrial Group	6,397	7,541	7,343	1,635	6,457	5,536	9,347	3,664
Aerospace & Defense	2,391	3,369	5,368	6,368	5,462	4,791	4,451	4,580
Test & Measurement	2,571	2,978	2,895	2,482	2,439	2,669	2,376	1,667

Electronics Group	4,962	6,347	8,263	8,850	7,901	7,460	6,827	6,247

Total gross profit	11,359	13,888	15,606	10,485	14,358	12,996	16,174	9,911
Selling, general and administrative	8,553	9,113	8,492	9,511	8,158	8,628	8,915	9,547
Research and development	673	944	767	449	524	875	1,084	1,214
Amortization of intangible assets	138	175	161	140	126	140	145	185

Operating income (loss)	1,995	3,656	6,186	385	5,550	3,353	6,030	(1,035)
Interest expense, net	1,261	1,508	1,797	1,413	288	227	646	939
Other (income) expense, net	(181)	(586)	(89)	(469)	(58)	(48)	15	(47)

Income (loss) before income taxes	915	2,734	4,478	(559)	5,320	3,174	5,369	(1,927)
Income tax expense (benefit)	325	753	1,477	(308)	1,995	1,190	1,578	(1,126)

Net income (loss)	$590	$1,981	$3,001	$(251)	$3,325	$1,984	$3,791	$(801)

Earnings (loss) per common share:
Basic	$0.03	$0.11	$0.17	$(0.01)	$0.22	$0.11	$0.21	$(0.04)
Diluted	$0.03	$0.11	$0.16	$(0.01)	$0.21	$0.11	$0.21	$(0.04)
Shares used in computing earnings (loss) per common share:
Basic	17,964	18,028	18,036	18,037	14,791	17,827	17,889	17,916
Diluted	18,296	18,261	18,423	18,037	15,593	18,552	18,306	17,916

(1)	On January 1, 2005, the Company changed its accounting policy for inventory and cost of sales at one manufacturing facility. The change (decreased) increased previously reported earnings for the 2004 first, second, third and fourth quarter by $(74), zero, $304 and $662, or $(0.01), zero, $0.02, and $0.04 per diluted share, respectively.

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities was $72.6 million in 2005 as compared to net cash used in operating activities of $27.4 million in 2004. The cash provided by operating activities in 2005 includes a net decrease in working capital investment primarily due to an increase in accounts payable of $15.1 million and a decrease in inventories and accounts receivable of $11.6 million and $8.6 million, respectively. The reduction in working capital in 2005 was primarily driven by the implementation of a weekly working capital management framework in the second half of 2005. The use of cash in operating activities in 2004 was primarily due to a net increase in working capital investment related to our new ArvinMeritor and Dana contracts that started in May and June of 2004, respectively.

Net cash used in investing activities was $36.2 million in 2005 as compared to $86.1 million in 2004. Capital expenditures decreased to $36.3 million in 2005 from $55.9 million in 2004. Capital expenditures in 2005 for our Industrial Group were $28.4 million principally comprised of forging, machining, and centralized tooling equipment, while capital expenditures for our Aerospace & Defense and Test & Measurement segments were $2.9 million and $4.4 million, respectively, principally comprised of manufacturing, assembly and test equipment. Capital expenditures in 2004 for the Industrial Group were $42.6 million with an additional $29.6 million invested in 2004 for the acquisition of net assets related to the new contracts with Dana and ArvinMeritor. Capital expenditures in 2004 for our Aerospace & Defense and Test & Measurement segments were $8.4 million and $4.6 million, respectively. The reduction of capital expenditures in the Industrial Group for 2005 is the result of our expected gradual return to normal levels of capital expenditures, after our initial investments in new plants, forging technology and automation. Capital expenditures decreased in 2005 for the Aerospace & Defense segment as several programs neared completion and new programs required less new capital investment than in prior years.

Net cash used in financing activities was $38.3 million in 2005 as compared to net cash provided by financing activities of $115.6 million in 2004. In 2005, we made net repayments totaling $37.0 million on our revolving credit facility as a result of significantly improved cash flow from operations. In 2004, we received net proceeds of $55.3 million from our public stock offering of 3,450,000 shares of common stock that closed in March and April 2004. We also issued senior notes for a total of $55.0 million in June and August 2004 through private placement transitions. Proceeds from the offering were principally used to reduce debt on our revolving credit facility.

We had total availability for borrowings and letters of credit under the revolving credit facility of $100.0 million at December 31, 2005. Maximum borrowings on the revolving credit facility are $125.0 million, subject to a $15.0 million limit for letters of credit. On February 14, 2006, the Company exercised its option to voluntarily reduce the aggregate commitment to $100,000,000. The voluntary election reduced the total availability for borrowings and letters of credit under the revolving credit facility to $75.0 million, which when combined with our unrestricted cash balance of $12.1 million, provides for total cash and borrowing capacity of $87.1 million. The credit agreement includes an option to increase the amount of available credit to $125.0 million, subject to the lead bank’s approval. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group. Our credit agreement was amended in March 2006 to revise certain financial covenants, while our senior notes were amended in August 2005 to revise certain financial covenants. Other terms of the credit agreement and senior notes remained substantially unchanged.

On March 3, 2006 (the Filing Date), our largest customer, Dana, and 40 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia- Pacific, Canadian and Mexican subsidiaries (Dana Mexico) were excluded from the Chapter 11 filing and are operating as normal. As of the Filing Date, we had been paid for substantially all outstanding Dana accounts receivable recorded in the balance sheet at December 31, 2005. Accounts receivable from domestic Dana subsidiaries at the Filing Date could be subject to compromise, right of offset or set aside as a protected payment under Dana’s Chapter 11 filing. For example, recently amended bankruptcy law generally permits accounts payable to be offset against accounts receivable and offers protection for the last 20 calendar days of shipments as an administrative priority expense in the bankruptcy. As of the Filing Date and excluding certain gain contingencies, we estimated amounts due from Dana to approximate $28.6 million including up to an estimated $13.0 million due from Dana Mexico, in addition to potential offsets from accounts payable and other protected claims of $12.0 million, although right of offset and protected claims have not been approved by the Bankruptcy Court. We continue to pursue additional offsets to further reduce our net receivable position. Under the Chapter 11 proceedings, right of offset may not be granted, certain payments made by Dana to the Company in the 90 days preceding Dana’s Chapter 11 filing could be subject to return as a “preference “, or our shipments may not be protected, which would increase our net receivable position. As a consequence of Dana’s Chapter 11 filing, the timing of payments from Dana will increase our net debt and working capital levels. Accounts receivable and payable from Dana Mexico are not currently subject to compromise under Dana’s Chapter 11 filing and continue to be received and paid in normal course.

Our principal commitments at December 31, 2005 consisted of repayments of borrowings under the credit agreement and senior notes, pension obligations and obligations under operating leases for certain of our real property and equipment. Estimated pension contributions for 2006 are expected to range from $0.9 million to $1.3 million. We also had purchase commitments totaling approximately $31.2 million at December 31, 2005, primarily for inventory and manufacturing equipment. The following table provides information about the payment dates of our debt and contractual lease obligations at December 31, 2005, excluding current liabilities except for the current portion of long-term debt (amounts in thousands):

	2006	2007	2008	2009	2010	2011 & Thereafter
Revolving credit facility	$—	$—	$25,000	$—	$—	$—
Senior notes	—	—	—	7,500	—	47,500
Operating leases	7,597	6,178	5,091	3,771	1,228	3,343

Total	$7,597	$6,178	$30,091	$11,271	$1,228	$50,843

At December 31, 2005 we also had approximately $3.9 million of federal net operating loss carryforwards available to offset future federal taxable income. Such carryforwards will increase future cash flows, if utilized, and reflect income tax losses incurred which will expire on December 31, 2024.

We believe that sufficient resources will be available to satisfy our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our rate of growth. If we make significant acquisitions, if our largest customers experience financial difficulty, or if working capital and capital expenditure requirements exceed expected levels during the next twelve months or in subsequent periods, we may require additional external sources of capital. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financings or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our business, consolidated results of operations and financial condition could be adversely affected.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. The provisions of Statement No. 123(R) are effective for fiscal years beginning after December 15, 2005.

As permitted by SFAS No. 123, we historically accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and, as the strike price of options issued was equal to grant date fair value, we did not recognize compensation cost for employee stock option issuances. We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Excluding restricted stock issued in 2005, the impact of adoption of SFAS 123(R) is expected to result in an additional non cash compensation expense in fiscal 2006 for options granted through December 31, 2005 of $0.3 million, net of tax, plus an undetermined amount for options yet to be granted. Had the Company adopted SFAS No.

123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 pro forma footnote disclosure, excluding the impact of the “underwater” option accelerations which occurred in 2005.

On March 1, 2005, April 25, 2005 and December 28, 2005, the Board of Directors approved resolutions to accelerate the vesting for “underwater” options as of March 11, 2005, April 25, 2005 and December 30, 2005, respectively in order to reduce future compensation expense related to outstanding options. After amendment of each underlying option agreement, compensation expense to be recognized in the income statement, subsequent to the adoption of SFAS No. 123(R) was reduced by approximately $1.6 million, net of tax.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for the years ended December 31, 2005, 2004 and 2003 was $0.2 million, $0.6 million and $0.2 million, respectively.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006. The impact on the Company’s consolidated financial position and results of operations was not material.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.75 % at December 31, 2005) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense approximating $0.3 million on an annualized basis, based upon our debt outstanding at December 31, 2005. Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains related to U.S. Dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. dollars. A one percent change in foreign currency exchange rates would result in remeasurement gain or loss of approximately $0.3 million on an annualized basis, based upon the U.S. Dollar denominated accounts of our foreign subsidiary at December 31, 2005. A change in fixed interest rates of 100 basis points would change the fair value of our Senior Notes by $2.8 million. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurances that the growth in our Industrial Group’s business combined with significant increases in the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

SYPRIS SOLUTIONS, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Sypris Solutions, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to Sypris management and its Board of Directors regarding the preparation and fair presentation of published consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to the accuracy of consolidated financial statement preparation and presentation.

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2005. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we concluded that as of December 31, 2005, Sypris’ internal control over financial reporting is effective based on these criteria.

Ernst & Young LLP, our independent auditors and a registered public accounting firm, has issued an attestation report on our assessment of Sypris Solutions, Inc.’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Sypris Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sypris Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sypris Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sypris Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Sypris Solutions, Inc. and our report dated February 17, 2006, except for Note 20 as to which the date is March 3, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

February 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

February 17, 2006, except for Note 20 as to

        which the date is March 3, 2006

SYPRIS SOLUTIONS, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except for per share data)

	Years ended December 31,
	2005	2004 Restated (Note 2)	2003 Restated (Note 2)
Net revenue:
Outsourced services	$488,356	$389,717	$230,632
Products	34,410	35,685	45,973

Total net revenue	522,766	425,402	276,605
Cost of sales:
Outsourced services	449,794	348,472	203,147
Products	21,634	23,491	27,513

Total cost of sales	471,428	371,963	230,660

Gross profit	51,338	53,439	45,945
Selling, general and administrative	35,669	35,248	26,711
Research and development	2,833	3,697	4,166
Amortization of intangible assets	614	596	194

Operating income	12,222	13,898	14,874
Interest expense, net	5,979	2,100	1,693
Other (income) expense, net	(1,325)	(138)	230

Income before income taxes	7,568	11,936	12,951
Income tax expense	2,247	3,637	4,860

Net income	$5,321	$8,299	$8,091

Earnings per common share:
Basic	$0.30	$0.48	$0.57
Diluted	$0.29	$0.47	$0.56
Shares used in computing earnings per common share:
Basic	18,016	17,119	14,237
Diluted	18,323	17,745	14,653

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2005	2004 Restated (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$12,060	$14,060
Accounts receivable, net	95,432	104,637
Inventory, net	79,724	92,016
Other current assets	26,020	21,566

Total current assets	213,236	232,279
Property, plant and equipment, net	176,719	166,940
Goodwill	14,277	14,277
Other assets	13,392	17,682

Total assets	$417,624	$431,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,567	$61,778
Accrued liabilities	24,904	20,378
Current portion of long-term debt	—	7,000

Total current liabilities	101,471	89,156
Long-term debt	80,000	110,000
Other liabilities	22,419	23,083

Total liabilities	203,890	222,239
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 18,165,658 and 17,920,500 shares issued and outstanding in 2005 and 2004, respectively	182	179
Additional paid-in capital	143,350	140,898
Retained earnings	73,375	70,227
Accumulated other comprehensive loss	(1,934)	(2,365)
Unearned compensation	(1,239)	—

Total stockholders’ equity	213,734	208,939

Total liabilities and stockholders’ equity	$417,624	$431,178

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2005	2004 Restated (Note 2)	2003 Restated (Note 2)
Cash flows from operating activities:
Net income	$5,321	$8,299	$8,091
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,909	19,066	12,831
Deferred income taxes	(1,091)	3,692	6,009
Provision for excess and obsolete inventory	739	1,520	832
Provision for doubtful accounts	607	1,842	191
Noncash compensation expense	219	—	—
Other noncash charges	123	252	846
Contributions to pension plans	(79)	(929)	(586)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,595	(60,995)	(7,724)
Inventory	11,555	(27,004)	7,971
Other current assets	3,363	(9,971)	(4,112)
Accounts payable	15,119	33,947	3,154
Accrued and other liabilities	2,208	2,871	(228)

Net cash provided by (used in) operating activities	72,588	(27,410)	27,275
Cash flows from investing activities:
Capital expenditures	(36,264)	(55,900)	(22,521)
Proceeds from sale of assets	649	47	175
Purchase of net assets of acquired entities	—	(29,648)	(23,300)
Changes in nonoperating assets and liabilities	(625)	(640)	(171)

Net cash used in investing activities	(36,240)	(86,141)	(45,817)
Cash flows from financing activities:
Net (decrease) increase in debt under revolving credit agreements	(37,000)	5,800	19,200
Proceeds from issuance of senior notes	—	55,000	—
Cash dividends paid	(2,164)	(2,023)	(1,709)
Proceeds from issuance of common stock	816	56,815	667

Net cash (used in) provided by financing activities	(38,348)	115,592	18,158

Net (decrease) increase in cash and cash equivalents	(2,000)	2,041	(384)
Cash and cash equivalents at beginning of year	14,060	12,019	12,403

Cash and cash equivalents at end of year	$12,060	$14,060	$12,019

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation
	Shares	Amount
Restated January 1, 2003 balance (Note 2)	14,158,077	$142	$82,575	$57,672	$(2,699)	$—

Restated net income (Note 2)	—	—	—	8,091	—	—
Adjustment in minimum pension liability, net of tax of $2	—	—	—	—	4	—
Change in fair value of interest rate swap agreements, net of tax of $210	—	—	—	—	349	—

Restated comprehensive income	—	—	—	8,091	353	—

Cash dividends, $0.12 per common share	—	—	—	(1,709)	—	—
Issuance of shares under Employee Stock Purchase Plan	38,160	—	353	—	—	—
Exercise of stock options	87,086	1	456	—	—	—
Stock option tax benefit	—	—	157	—	—	—

Restated December 31, 2003 balance (Note 2)	14,283,323	143	83,541	64,054	(2,346)	—

Restated net income (Note 2)	—	—	—	8,299	—	—
Adjustment in minimum pension liability, net of tax of $405	—	—	—	—	(637)	—
Foreign currency translation gain	—	—	—	—	618	—

Restated comprehensive income (loss) (Note 2)	—	—	—	8,299	(19)	—

Cash dividends, $0.12 per common share	—	—	—	(2,126)	—	—
Issuance of common shares	3,450,000	35	55,220	—	—	—
Issuance of shares under Employee Stock Purchase Plan	48,537	—	499	—	—	—
Exercise of stock options	138,640	1	1,086	—	—	—
Stock option tax benefit	—	—	552	—	—	—

Restated December 31, 2004 balance (Note 2)	17,920,500	179	140,898	70,227	(2,365)	—

Net income	—	—	—	5,321	—	—
Adjustment in minimum pension liability, net of tax of $132	—	—	—	—	(208)	—
Foreign currency translation gain	—	—	—	—	639	—

Comprehensive income	—	—	—	5,321	431	—

Cash dividends, $0.12 per common share	—	—	—	(2,173)	—	—
Issuance of restricted common stock	127,500	2	1,394	—	—	(1,396)
Noncash compensation	—	—	62	—	—	157
Issuance of shares under Employee Stock Purchase Plan	36,177	—	350	—	—	—
Exercise of stock options	81,481	1	465	—	—	—
Stock option tax benefit	—	—	181	—	—	—

Balance at December 31, 2005	18,165,658	$182	$143,350	$73,375	$(1,934)	$(1,239)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”) and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.) and Mexico and serve a wide variety of domestic and international customers. All significant intercompany accounts and transactions have been eliminated.

Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, testing, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components & assemblies, aerospace & defense electronics, and test & measurement services. The Company provides such services through its Industrial and Electronics Groups (Note 18).

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Specifically, due to the size and nature of the Company’s aerospace and defense related programs, the estimation of total contract related revenues and cost at completion is subject to a wide range of variables. As contracts may require performance over several accounting periods, formal detailed cost-to-complete estimates are performed and updated monthly. Management’s estimates of costs-to-complete change due to internal and external factors, such as labor rate and efficiency variances, revised estimates of warranty costs, estimated future material prices and customer specification and testing requirement changes. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value. Costs for raw materials, work in process and finished goods, excluding contract inventory included in the Electronics Group, is determined under the first-in, first-out method (see Note 2). Indirect inventories, which include perishable tooling, repair parts and other materials consumed in the manufacturing process but not incorporated into finished products are classified as raw materials.

Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific materials and equipment, allocable operating overhead, advances to suppliers and where appropriate, pre-contract engineering and design expenses. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance based payments and progress payments. Such advances and payments are reflected as an offset against the related inventory balances. General administrative expenses related to commercial products and services provided essentially under commercial terms and conditions are expensed as incurred.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s reserve for excess and obsolete inventory is primarily based upon forecasted demand for its product sales, and any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost. Depreciation of property, plant and equipment is generally computed using the straight-line method over their estimated economic lives. For land improvements, buildings and building improvements, the estimated economic life is generally 40 years. Estimated economic lives range from three to fifteen years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of their economic life or the respective lease term using the straight-line method. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized.

Interest cost is capitalized for qualifying assets during the period in which the asset is being installed and prepared for its intended use. Capitalized interest cost is amortized on the same basis as the related depreciation.

Long-lived Assets

When indicators of impairment exist, the Company evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated undiscounted future cash flows. If facts and circumstances indicate that the carrying value of an asset or groups of assets, as applicable, is impaired, the long-lived asset or groups of long-lived assets are written down to their estimated fair value.

Goodwill

Goodwill is tested at least annually for impairment by calculating the estimated fair value of each business with which goodwill is associated. The estimated fair value is determined based on a discounted cash flow basis, which is compared to the carrying value of each applicable business. The Company tested goodwill of $14,277,000 for impairment as of December 31, 2005 and 2004, determining that no impairment loss was necessary. As of December 31, 2005 and 2004, the carrying value of goodwill for the Industrial Group, Aerospace & Defense and the Test & Measurement segments was $440,000, $6,900,000 and $6,937,000, respectively.

Net Revenue and Cost of Sales

Net revenue of products and services provided essentially under commercial terms and conditions are recorded upon delivery and passage of title, or when services are rendered. Related shipping and handling costs, if any, are included in costs of sales. Net revenue under service-type contracts is recorded as costs are incurred. Applicable estimated profits are included in earnings in the proportion that incurred costs bear to total estimated costs.

Net revenue under long-term, fixed-price contracts with aerospace & defense companies and agencies of the U.S. Government is recognized using the percentage of completion method, primarily using units-of-delivery as the basis to measure progress toward completing the contract and recognizing revenue. Estimated contract profits are taken into earnings in proportion to recorded sales. Sales under certain long-term fixed-price contracts that specifically provide for milestones are recorded as revenue upon achievement of performance milestones, limited to revenue recognized using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Amounts representing contract change orders or claims are included in revenue when such costs are reliably estimated and realization is probable. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts are charged to earnings when determined to be probable.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Revenue recognized under the percentage of completion method of accounting totaled approximately $94,419,000, $90,018,000 and $111,341,000 for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, approximately 91%, 85% and 88%, respectively, of such amount was accounted for based on units of delivery and approximately 9%, 15% and 12%, respectively, was accounted for based on milestones or cost-to-cost.

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The accrued liability for warranty costs is included in the caption “Accrued liabilities” in the accompanying consolidated balance sheets.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, various departments or agencies of the U.S. Government, and aerospace & defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 72% and 73% of accounts receivable outstanding at December 31, 2005 and 2004, respectively are due from the Company’s four largest customers. More specifically, Dana Corporation (“Dana”) and ArvinMeritor, Inc. (“Arvin Meritor”) comprise 34% and 27%, respectively of December 31, 2005 outstanding accounts receivables. Similar amounts at December 31, 2004 were 43% and 19%, respectively.

The Industrial Group’s largest customers for the year ended December 31, 2005 were Dana and ArvinMeritor, which represented approximately 39% and 15%, respectively, of the Company’s total net revenue. Dana and ArvinMeritor were also the Company’s largest customers for the year ended December 31, 2004 which represented approximately 36% and 15%, respectively, of the Company’s total net revenue. Dana and Raytheon Company were the Company’s largest customers for the year ended December 31, 2003, which represented approximately 15% and 14%, respectively, of the Company’s total net revenue. The Company recognized revenue from contracts with the U.S. Government and its agencies approximating 9%, 9% and 18% of net revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Raytheon and U.S. Government agencies are customers of the Aerospace & Defense and Test & Measurement reportable segments. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2005, 2004 or 2003.

Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiary is the Mexican peso. Assets and liabilities are translated at period end exchange rate, and income and expense items are translated at the period end weighted average exchange rate. The resulting translation adjustments are recorded in comprehensive income (loss) as a separate component of stockholders’ equity. Remeasurement gains or losses for U.S. dollar denominated accounts of the Company’s Mexican subsidiary are included in other income, net.

Stock Based Compensation

Stock options are granted under various stock compensation programs to employees and independent directors (see Note 14). On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. The provisions of Statement No. 123(R) are effective for fiscal years beginning after December 15, 2005.

As permitted by SFAS No. 123, the Company historically accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and, as the strike price of options issued was equal to grant date fair value, the Company did not recognize compensation cost for employee stock option issuances. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Excluding restricted stock issued in 2005 (Note 14), the impact of adoption of SFAS 123(R) is expected to result in an additional non cash compensation expense in fiscal 2006 for equity awards granted through December 31, 2005 of approximately $238,000, net of tax plus an undetermined amount for options yet to be granted. Had the Company adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 pro forma disclosure, excluding the impact of the “underwater” option accelerations which occurred in 2005.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	Years ended December 31,
	2005	2004 Restated (Note 2)	2003 Restated (Note 2)
	(in thousands, except for per share data)
Net income	$5,321	$8,299	$8,091
Pro forma stock-based compensation expense, net of tax	2,597	1,277	1,624

Pro forma net income	$2,724	$7,022	$6,467

Pro forma earnings per common share:
Basic	$0.15	$0.41	$0.45
Diluted	$0.15	$0.40	$0.44

On March 1, 2005, April 25, 2005 and December 28, 2005, the Board of Directors approved resolutions to accelerate the vesting for “underwater” options as of March 11, 2005, April 25, 2005 and December 30, 2005, respectively in order to reduce future compensation expense related to outstanding options. Substantially all other options terms remained unchanged. After amendment of each underlying option agreement, compensation expense to be recognized in the income statement, subsequent to the adoption of SFAS No. 123(R) was reduced by approximately $1,573,000, net of tax.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for the years ended December 31, 2005, 2004 and 2003 was $181,000, $552,000 and $157,000, respectively.

Derivative Financial Instruments

In 2001, the Company entered into interest rate swap agreements, which were deemed to be effective hedges in accordance with SFAS No. 133, “Accounting of Derivative Instruments and Hedging Activities” (see Note 10). All changes in the fair value, net of income tax, were recognized in other comprehensive income (loss) on the consolidated statements of stockholders’ equity. All such interest rate swap agreements expired in July 2003.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Collective Bargaining Agreements

Approximately 1,489 or 50% of the Company’s employees, all of which are in the Industrial Group, are covered by collective bargaining agreements. Employees covered by collective bargaining agreements expiring in one year approximate 225 or 8% of the Company’s workforce.

Adoption of Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006. The impact on the Company’s consolidated financial position and results of operations was not material.

Reclassifications

Certain amounts in the Company’s 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. For example, the Company reclassified deferred contract costs approximating $4,460,000 from inventory to other assets at December 31, 2004.

(2)	Change in Method of Accounting

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

The change is preferable because it results in conforming all of the Company’s inventories to a uniform method of accounting subsequent to a series of acquisitions from 2001 through 2004. In addition, inventories will be valued in a manner which more closely approximates current cost, and FIFO is the prevalent method used by other entities within the Company’s industry and provides a more meaningful and understandable presentation of financial position to users of the Company’s consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, the consolidated financial statements for all prior periods have been adjusted to retroactively apply this change in accounting principle. The effect of the accounting change on net income (loss) and earnings (loss) per common share as previously reported by quarter for 2004 is:

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

The effect of the accounting change on net income and earnings per common share as previously reported for the year ended December 31, 2003 (in thousands, except per share data) is:

Net income:
Previously reported	$8,135
Increase (decrease)	(44)

Restated	$8,091

Basic earnings per common share:
Previously reported	$0.57
Increase (decrease)	—

Restated	$0.57

Diluted earnings per common share:
Previously reported	$0.56
Increase (decrease)	—

Restated	$0.56

The retroactive restatement of the change in accounting method increases previously reported inventory, retained earnings and noncurrent deferred tax liabilities at December 31, 2004 by $2,224,000, $1,503,000 and $721,000, respectively. The restatement had no impact on operating cash flow.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(3)	Acquisitions

On June 30, 2004, the Company acquired certain assets and liabilities of a plant located in Toluca, Mexico from Dana that expanded the Company’s manufacturing capabilities in steer axles, drive axle shafts and various drive train components. The transaction was accounted for as a purchase, in which the purchase price of $16,486,000 was initially allocated based on the fair values of the assets and liabilities acquired. The purchase price includes approximately $900,000 paid to Dana in 2005 related to a post-closing adjustment to Dana’s net book value of the acquired assets. The results of operations of the acquired business were included in the consolidated financial statements beginning July 1, 2004. Following are the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

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

The estimated fair value of the supply agreements in the above acquisition are accounted for as finite-lived intangible assets that are being amortized on a straight-line basis over eight and nine year periods in accordance with the terms of the respective agreements. Additionally, the acquisition above was financed by the Company’s Credit Agreement (see Note 10).

Subsequent to the closure of each acquisition, the Company performed an evaluation of the acquisition proforma disclosure requirements and determined that proforma information was not required as the acquisitions were not material, individually or in the aggregate, as applicable.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(4)	Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2005	2004
	(in thousands)
Commercial	$89,342	$98,608
U.S. Government	7,988	7,726

	97,330	106,334
Allowance for doubtful accounts	(1,898)	(1,697)

	$95,432	$104,637

Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 2005 and 2004, of $7,118,000 and $5,690,000 respectively.

(5)	Inventory

Inventory consists of the following:

	December 31,
	2005	2004 Restated (Note 2)
	(in thousands)
Raw materials, including perishable tooling of $2,301 and $2,625 in 2005 and 2004, respectively	$35,440	$36,224
Work in process	16,275	18,166
Finished goods	14,525	5,956
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	34,690	39,115
Progress payments related to long-term contracts and programs	(14,864)	(1,543)
Reserve for excess and obsolete inventory	(6,342)	(5,902)

	$79,724	$92,016

(6)	Other Current Assets

Other current assets consist of the following:

	December 31,
	2005	2004
	(in thousands)
Deferred contract costs	$10,890	$—
Other	15,130	21,566

	$26,020	$21,566

Included in other current assets are pre-paid expenses, income taxes refundable, and other items, none of which exceed 5% of total current assets.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(7)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2005	2004
	(in thousands)
Land and land improvements	$5,448	$5,330
Buildings and building improvements	37,194	35,261
Machinery, equipment, furniture and fixtures	244,606	200,009
Construction in progress	9,633	25,932

	296,881	266,532
Accumulated depreciation	(120,162)	(99,592)

	$176,719	$166,940

Depreciation expense totaled approximately $25,295,000, $18,470,000 and $12,637,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Approximately $488,000 and $818,000 was included in accounts payable for capital expenditures at December 31, 2005 and 2004, respectively.

(8)	Other Assets

Other assets consist of the following:

	December 31,
	2005	2004
	(in thousands)
Intangible assets:
Gross carrying value:
Industrial Group	$3,407	$3,407
Aerospace & Defense	795	795
Test & Measurement	720	720

Electronics Group	1,515	1,515

Total gross carrying value	4,922	4,922
Accumulated amortization:
Industrial Group	(1,011)	(653)
Aerospace & Defense	(361)	(308)
Test & Measurement	(499)	(297)

Electronics Group	(860)	(605)

Total accumulated amortization	(1,871)	(1,258)

Intangible assets, net	3,051	3,664
Prepaid benefit cost	5,181	4,871
Deferred contract costs	—	4,460
Other	5,160	4,687

	$13,392	$17,682

Intangible assets consist primarily of long-term supply agreements in the Industrial Group and non-compete and royalty agreements in both segments of the Electronics Group. The weighted average amortization period for intangible assets was 8 years at December 31, 2005 and 2004.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(9)	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2005	2004
	(in thousands)
Salaries, wages, employment taxes and withholdings	$2,305	$2,480
Employee benefit plans	5,243	5,366
Income, property and other taxes	4,599	4,247
Payments received in excess of contract costs	7,000	1,043
Other	5,757	7,242

	$24,904	$20,378

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities.

(10)	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2005	2004
	(in thousands)
Revolving credit facility	$25,000	$62,000
Senior notes	55,000	55,000

	80,000	117,000
Less current portion	—	(7,000)

	$80,000	$110,000

On June 10, 2004 and August 19, 2004, the Company issued a total of $55,000,000 of senior notes through a private placement transaction (the “Senior Notes”). The Senior Notes consist of $7,500,000 of notes due in 2009 bearing interest at 4.73%, $27,500,000 of notes due in 2011 bearing interest at 5.35% and a $20,000,000 note due in 2014 bearing interest at 5.78%.

The Company also has a credit agreement with a syndicate of banks (the “Credit Agreement”) that was entered into in October 1999 and amended most recently in August 2005. The Credit Agreement provides for a revolving credit facility with an aggregate commitment of $125,000,000 through October 2008. On February 14, 2006, the Company exercised its option to voluntarily reduce the aggregate commitment to $100,000,000. After the voluntary reduction, the Company had total availability for borrowings and letters of credit under the revolving credit facility of $75,000,000 at December 31, 2005, which, when combined with the unrestricted cash balance of $12,060,000, provides for total cash and borrowing capacity of $87,060,000. The Credit Agreement includes an option to increase the amount of available credit to $125,000,000 subject to the lead bank’s approval. Current maturities of long-term debt at December 31, 2004 represent amounts due under a short-term borrowing arrangement included in the Credit Agreement. Standby letters of credit up to a maximum of $15,000,000 may be issued under the Credit Agreement, and no significant amounts were outstanding at December 31, 2005 and 2004.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

commitment fee are adjusted quarterly and are based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization.

The Senior Notes and the Credit Agreement contain customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified fixed charge coverage and leverage ratios and minimum levels of net worth. As of December 31, 2005 the Company was in compliance with all covenants.

The weighted average interest rate for outstanding borrowings at December 31, 2005 was 6.3%. The weighted average interest rates for borrowings during the years ended December 31, 2005, 2004 and 2003 were 5.2%, 4.8% and 5.4% respectively. Interest incurred, net of amounts capitalized, during the years ended December 31, 2005, 2004 and 2003 totaled approximately $6,279,000, $2,584,000 and $1,729,000, respectively. Capitalized interest for the years ended December 31, 2005 and 2004 approximated $328,000 and $355,000, respectively. The Company had no capitalized interest in 2003. Interest paid during the years ended December 31, 2005, 2004 and 2003 totaled approximately $6,541,000, $2,328,000 and $1,328,000, respectively.

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

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying value for the Senior Notes exceeded the fair value by approximately $950,000 at December 31, 2005. The carrying amount of debt outstanding at December 31, 2005 and 2004 under the Credit Agreement approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

(12)	Employee Benefit Plans

The Industrial Group sponsors noncontributory defined benefit pension plans (the “Pension Plans”) covering certain of its employees. The Pension Plans covering salaried and management employees provide pension benefits that are based on the employees’ highest five-year average compensation within ten years before retirement. The Pension Plans covering hourly employees and union members generally provide benefits at stated amounts for each year of service. All of the Company’s pension plans are frozen to new participants and certain plans are frozen to additional benefit accruals. The Company’s funding policy is to make the minimum annual contributions required by the applicable regulations. The Pension Plans’ assets are primarily invested in equity securities and fixed income securities.

The following table details the components of pension expense:

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Service cost	$105	$124	$137
Interest cost on projected benefit obligation	2,202	2,272	2,265
Net amortizations and deferrals	503	480	611
Expected return on plan assets	(2,722)	(2,589)	(2,430)

	$88	$287	$583

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans:

	December 31,
	2005	2004
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$39,991	$37,324
Service cost	105	124
Interest cost	2,202	2,272
Actuarial loss	140	2,226
Benefits paid	(2,031)	(1,955)

Benefit obligation at end of year	$40,407	$39,991

Change in plan assets:
Fair value of plan assets at beginning of year	$34,232	$32,259
Actual return on plan assets	2,172	2,984
Company contributions	10	944
Benefits paid	(2,031)	(1,955)

Fair value of plan assets at end of year	$34,383	$34,232

Funded status of the plans:
Benefit obligation at end of year	$40,407	$39,991
Fair value of plan assets at end of year	34,383	34,232

Funded status of plan (underfunded)	(6,024)	(5,759)
Unrecognized actuarial loss	9,515	9,225
Unrecognized prior service cost	102	206

Net asset recognized	$3,593	$3,672

Balance sheet assets (liabilities):
Prepaid benefit cost	$4,968	$4,871
Accrued benefit liability	(6,511)	(5,995)
Accumulated other comprehensive loss	5,136	4,796

Net amount recognized	$3,593	$3,672

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$24,996	$24,272
Accumulated benefit obligation	24,867	24,082
Fair value of plan assets	18,356	18,086

Projected benefit obligation and net periodic pension cost assumptions:
Discount rate	5.60%	5.75%
Rate of compensation increase	4.00	4.00
Expected long-term rate of return on plan assets	8.25	8.25

Weighted average asset allocation:
Equity securities	67%	64%
Debt securities	33	36

Total	100%	100%

The Company uses November 30 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2006 ranges from $900,000 to $1,300,000. The expected long-term

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

rates of return on plan assets for determining net periodic pension cost for 2005 and 2004 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 55-65% and fixed income securities ranging 35-45% of total investments. At December 31, 2005, the equity percentage temporarily exceeded the range due to equity security returns.

At December 31, 2005, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2006	$2,420
2007	2,607
2008	2,740
2009	2,866
2010	2,942
Thereafter	15,543

$29,118

The Company sponsors a defined contribution plan (the “Defined Contribution Plan”) for substantially all employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions and provide discretionary contributions. Contributions to the Defined Contribution Plan in 2005, 2004 and 2003 totaled approximately $2,543,000, $3,238,000 and $2,737,000, respectively.

The Company has self-insured medical plans (the “Medical Plans”) covering substantially all employees. The number of employees participating in the Medical Plans was approximately 1,853, 1,850 and 1,325 at December 31, 2005, 2004 and 2003, respectively. The Medical Plans limit the Company’s annual obligations to fund claims to specified amounts per participant and in the aggregate. The Company is adequately insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2005, 2004 and 2003, the Company charged approximately $10,694,000, $10,640,000 and $7,223,000, respectively, to operations related to medical claims incurred and estimated, reinsurance premiums, and administrative costs for the Medical Plans. Claims paid during 2005, 2004 and 2003 did not exceed the aggregate limits.

(13)	Commitments and Contingencies

The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005 are as follows (in thousands):

2006	$7,597
2007	6,178
2008	5,091
2009	3,771
2010	1,228
2011 and thereafter	3,343

$27,208

Rent expense for the years ended December 31, 2005, 2004 and 2003 totaled approximately $8,377,000 $7,427,000 and $7,485,000, respectively.

The Company entered into agreements for the sale and leaseback of certain specific manufacturing and testing equipment during 2001. The terms of the operating leases range from five to nine years and the Company has

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

the option to purchase the equipment at the expiration of the respective lease term at a fixed price based upon the equipment’s estimated residual value. Lease payments on these operating leases are guaranteed by the Company. Proceeds from the sale and leaseback transactions during 2001 were approximately $5,420,000 and the transactions resulted in a deferred loss of approximately $787,000. Deferred losses on sales and leaseback transactions are amortized on a straight-line basis over the term of the respective leases. Cumulative deferred losses, including deferred losses incurred prior to 2001, net of amortization, was approximately $542,000 and $689,000 as of December 31, 2005 and 2004, respectively, which is included in other assets. Future minimum annual lease commitments related to these leases are included in the above schedule.

As of December 31, 2005, the Company had outstanding purchase commitments of approximately $31,182,000 primarily for the acquisition of inventory and manufacturing equipment.

The Company bears insurance risk as a member of a group captive insurance entity for certain general liability, automobile and workers’ compensation insurance programs and a self-insured employee health program. The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company monitors its estimated insurance-related liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company’s consolidated results of operations and financial condition. The Company believes that its present insurance coverage and level of accrued liabilities are adequate.

The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company. For example, the Company has purchased certain plants with various potential environmental issues under purchase agreements which include indemnification provisions for, among other things, environmental conditions that existed on the sites at closing.

(14)	Stock Option and Purchase Plans

The Company has certain stock compensation plans under which options to purchase common stock may be granted to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Options are exercisable in whole or in part up to two years after the date of grant and ending ten years after the date of grant. The following table summarizes option activity for the three years ended December 31, 2005:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Balance at January 1, 2003	1,937,365	$1.72 -$31.00	$8.83
Granted	690,811	6.88 - 16.10	8.78
Exercised	(104,730)	1.72 - 10.50	5.04
Forfeited	(178,061)	3.36 - 16.03	9.17

Balance at December 31, 2003	2,345,385	3.88 - 31.00	8.96

Granted	154,280	11.95 - 21.54	17.68
Exercised	(144,660)	3.88 - 13.50	7.65
Forfeited	(138,438)	5.94 - 31.00	9.70

Balance at December 31, 2004	2,216,567	3.88 - 25.52	9.60

Granted	475,393	9.98 - 15.31	11.08
Exercised	(101,522)	4.24 - 10.25	6.14
Forfeited	(301,493)	5.00 - 25.52	10.28

Balance at December 31, 2005	2,288,945	$3.88 -$20.70	$9.98

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes certain weighted average data for options outstanding and currently exercisable at December 31, 2005:

	Outstanding			Exercisable
	Shares	Weighted Average		Shares	Weighted Average Exercise Price
Exercise Price Range		Exercise Price	Remaining Contractual Life
$3.88 - $6.00	109,652	$4.92	4.2	87,652	$4.88
$6.01 - $8.00	495,596	6.95	3.0	355,326	7.07
$8.01 - $10.00	733,078	8.92	4.3	495,786	9.21
$10.01 - $12.00	500,740	10.88	5.5	500,740	10.88
$12.01 - $14.00	249,683	13.36	4.6	249,683	13.36
$14.01 - $21.00	200,196	17.66	6.5	200,196	17.66

Total	2,288,945	$9.98	4.5	1,889,383	$10.49

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

During August of 2005, restricted stock awards potentially representing 127,500 shares of common stock were granted to Company executives at a weighted average grant date fair value per share of $13.03. Certain shares are subject to performance requirements. With certain exceptions, the restrictions on one-third of these shares are removed after three, five and seven years, respectively. During the restricted period, which is commensurate with each vesting year, the recipients receive dividends and voting rights for the shares. Generally, if a recipient leaves the Company before the end of the restricted period or if performance requirements are not met, if any, the shares will be forfeited. The shares have been valued at fair value on the grant date and maximum compensation expense to be recognized in future periods totals $833,000 net of taxes of $500,000, prior to consideration of forfeitures or attainment of performance requirements, if any. None of the restricted shares were forfeited at December 31, 2005 and total non-cash compensation expense of $157,000 was recognized as expense during 2005.

The Company’s stock compensation program also provides for the grant of performance-based stock options to key employees (“Target Options”). The terms and conditions of the Target Options grants provide for the determination of the exercise price and the beginning of the vesting period to occur when the fair market value of the Company’s common stock achieves certain targeted price levels. The Company did not grant Performance Options in 2005 or 2004. Target Options to purchase 116,000 shares of common stock were granted during 2003. Target Options to purchase 84,000 shares, 17,500 shares and 28,000 shares of common stock were forfeited in 2005, 2004 and 2003, respectively. One targeted price level of the Target Options was achieved in 2004 and 2002, resulting in determination of the exercise price and beginning of the vesting period for options to purchase 14,500 and 52,000 shares of common stock, respectively. Target Options for which the targeted price level has not been achieved totaled 287,000 shares, 371,000 shares and 403,000 shares at December 31, 2005, 2004 and 2003, respectively, and are excluded from disclosures of options outstanding.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

During 2004, the 1994 equity plan expired and was replaced with the 2004 equity plan. A total of 3,000,000 shares of common stock were reserved for issuance under the 2004 equity plan while the aggregate number of shares of common stock reserved for issuance under the Company’s stock compensation programs as of December 31, 2003 was 4,750,000. The aggregate number of shares available for future grant as of December 31, 2005 and 2004 was 2,386,607 and 2,987,000 respectively.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for options granted by the Company during 2005, 2004 and 2003 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2005	2004	2003
Expected life (years)	5.8	6.8	7.0
Expected volatility	53.0%	55.5%	75.0%
Risk-free interest rates	4.12%	3.76%	3.69%
Expected dividend yield	1.06%	0.70%	0.95%

The Company estimated the volatility rate for 2003 and prior based on similar companies’ volatility rates due to the lack of volume in the Company’s common stock. Effective January 1, 2004, the Company estimated the expected volatility rate based on the Company’s historical stock price, as the Company determined that its historical prices provided a more reliable estimate of volatility. The weighted average Black-Scholes value of options granted under the stock option plans during 2005, 2004 and 2003 was $5.47, $9.76 and $5.76 per share, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility estimated life. Changes in the subjective input assumptions can materially affect the fair value estimate.

The Company stock purchase plan was terminated effective January 31, 2005 and previously provided substantially all employees who have satisfied the eligibility requirements the opportunity to purchase shares of the Company’s common stock on a compensation deduction basis. The purchase price was the lower of 85% of the fair market value of the common stock on the first or last business day of the purchase period. Payroll deductions could not exceed $6,000 for any six-month cycle. At December 31, 2004, there were 75,512 shares available for purchase under the plan. During 2005, 2004 and 2003, a total of 36,177, 48,357 shares and 38,160 shares, respectively, were issued under the plan.

(15)	Stockholders’ Equity

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

holder, other than such person or group, to acquire, at the exercise price, shares of the acquiring company’s common stock with a market value of twice the exercise price. The rights will expire on October 23, 2011, unless redeemed or exchanged earlier by the Company, and will be represented by existing common stock certificates until they become exercisable.

As of December 31, 2005, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in connection with the adoption of the stockholder rights plan. There are no shares of Series A Preferred Stock currently outstanding. The holders of Series A Preferred Stock will have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company’s dissolution. The shares of Series A Preferred Stock shall not be redeemable. However, the Company may purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

Cumulative losses recorded in other comprehensive loss for adjustments in the minimum pension liability, net of tax, totaled $3,191,000, $2,983,000 and $2,346,000 at December 31, 2005, 2004 and 2003, respectively. Cumulative foreign currency translation gains recorded in other comprehensive income totaled $1,257,000 and $618,000 at December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, other income, net includes foreign currency remeasurement gains of $871,000. Foreign currency remeasurement gains for the year ended December 31, 2004 were not significant.

(16)	Income Taxes

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

The components of income before taxes are as follows:

	Years ended December 31,
	2005	2004 Restated (Note 2)	2003 Restated (Note 2)
	(in thousands)
Domestic	$579	$8,423	$12,951
Foreign	6,989	3,513	—

	$7,568	$11,936	$12,951

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of income tax (benefit) expense are as follows:

	Years ended December 31,
	2005	2004 Restated (Note 2)	2003 Restated (Note 2)
	(in thousands)
Current:
Federal	$661	$(350)	$(870)
State	23	33	(279)
Foreign	2,654	262	—

Total current income tax expense (benefit)	3,338	(55)	(1,149)

Deferred:
Federal	(519)	2,424	4,938
State	6	519	1,071
Foreign	(578)	749	—

Total deferred income tax (benefit) expense	(1,091)	3,692	6,009

	$2,247	$3,637	$4,860

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. Income taxes paid during 2005, 2004 and 2003 totaled approximately $465,000, $4,188,000 and $2,250,000, respectively. The Company received approximately $4,266,000, $2,555,000 and $1,760,000 in federal income tax refunds during 2005, 2004 and 2003, respectively.

At December 31, 2005, the Company had approximately $3,925,000 of federal net operating loss carryforwards available to offset federal taxable income. Such carryforwards reflect income tax losses incurred which will expire on December 31, 2024.

At December 31, 2005, the Company had approximately $8,424,000 of state net operating loss carryforwards available to offset future state taxable income. Such carryforwards reflect income tax losses incurred (in thousands) which will expire on December 31 of the following years:

2009	$1,401
2010	560
2011	5,999
2017	464

$8,424

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following is a reconciliation of income tax expense to that computed by applying the federal statutory rate of 34% to income before income taxes:

	Years ended December 31,
	2005	2004 Restated (Note 2)	2003 Restated (Note 2)
	(in thousands)
Federal tax at the statutory rate	$2,573	$4,058	$4,403
Current year permanent differences	150	112	61
State income taxes, net of federal tax benefit	23	432	516
Change in estimate of tax contingencies	(200)	(434)	—
Change in estimate of blended tax rate	144	249	—
Research tax credits	(100)	(464)	(146)
Effect of tax rates of foreign subsidiaries	(300)	(183)	—
Other	(43)	(133)	26

	$2,247	$3,637	$4,860

Deferred income tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Compensation and benefit accruals	$873	$730
Inventory valuation	2,477	1,916
Federal and State net operating loss carryforwards	1,991	2,439
Contract provisions	—	287
Accounts receivable allowance	739	661
AMT credits	584	—
Other	—	212

Total deferred tax assets	6,664	6,245

Deferred tax liabilities:
Depreciation	(15,644)	(15,105)
Foreign inventory valuation and other provisions	(208)	(749)
Defined benefit pension plan	(187)	(269)
Contract provisions	(33)	—
Other	(4)	—

Total deferred tax liabilities	(16,076)	(16,123)

Net deferred tax liability	$(9,412)	$(9,878)

Management believes it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of deferred tax assets for federal and state purposes.

The American Jobs Creation Act of 2004 (the Act), which was signed into law on October 22, 2004, introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. The Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 109-2 in December 2004, which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act. The Company has considered the implications of the Act on the repatriation of certain foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries. The Company did not repatriate earnings under the Act in fiscal 2005 and

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

because it intends to indefinitely reinvest foreign earnings outside the U.S., has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries ($7,415,000 at December 31, 2005) that might be payable if these earnings were repatriated. However, the Company believes that U.S. foreign tax credits would, for the most part, eliminate any additional U.S. tax.

(17)	Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

The following table presents information necessary to calculate earnings per common share:

	Years ended December 31,
	2005	2004 Restated (Note 2)	2003 Restated (Note 2)
	(in thousands, except for per share data)
Shares outstanding:
Weighted average shares outstanding	18,016	17,119	14,237
Effect of dilutive employee stock options	307	626	416

Adjusted weighted average shares outstanding and assumed conversions	18,323	17,745	14,653

Net income applicable to common stock	$5,321	$8,299	$8,091

Earnings per common share:
Basic	$0.30	$0.48	$0.57

Diluted	$0.29	$0.47	$0.56

Weighted average anti-dilutive options outstanding excluded from diluted earnings per common share were 508,000, 122,000 and 345,000 at December 31, 2005, 2004 and 2003, respectively.

(18)	Segment Information

The Company is organized into two business groups, the Industrial Group and the Electronics Group. The Industrial Group is one reportable business segment, while the Electronics Group includes two reportable business segments, Aerospace & Defense and Test & Measurement. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies, and workforce skills of the segments. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. The Aerospace & Defense reportable segment provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems. The Test & Measurement reportable segment provides a wide range of technical services for a diversified customer base as an outsourced service provider and manufactures magnetic instruments, current sensors, and other electronic products. Revenue derived from outsourced services for the Industrial Group accounted for 67%, 59% and 31% of total net revenue in 2005, 2004 and 2003, respectively. Revenue derived from outsourced services for the Aerospace & Defense reportable segment accounted for 19%, 24% and 40% of total net revenue in 2005, 2004 and 2003, respectively. Revenue derived from outsourced services for the Test & Measurement reportable segment accounted for 8%, 10% and 12% of total net revenue in 2005, 2004 and 2003, respectively. There was no intersegment net revenue recognized for any year presented.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents financial information for the reportable segments of the Company:

	Years ended December 31,
	2005	2004 Restated (Note 2)	2003 Restated (Note 2)
	(in thousands)
Net revenue from unaffiliated customers:
Industrial Group	$359,602	$260,410	$95,872
Aerospace & Defense	115,863	119,179	141,597
Test & Measurement	47,301	45,813	39,136

Electronics Group	163,164	164,992	180,733

	$522,766	$425,402	$276,605

Gross profit:
Industrial Group	$22,916	$25,004	$9,679
Aerospace & Defense	17,496	19,284	28,880
Test & Measurement	10,926	9,151	7,386

Electronics Group	28,422	28,435	36,266

	$51,338	$53,439	$45,945

Operating income (loss):
Industrial Group	$14,014	$16,404	$6,828
Aerospace & Defense	4,305	3,597	12,636
Test & Measurement	354	(431)	(574)

Electronics Group	4,659	3,166	12,062
General, corporate and other	(6,451)	(5,672)	(4,016)

	$12,222	$13,898	$14,874

Total assets:
Industrial Group	$278,967	$270,228	$122,369
Aerospace & Defense	83,443	101,344	88,306
Test & Measurement	33,631	33,537	33,254

Electronics Group	117,074	134,881	121,560
General, corporate and other	21,583	26,069	20,506

	$417,624	$431,178	$264,435

Depreciation and amortization:
Industrial Group	$16,045	$10,151	$5,425
Aerospace & Defense	5,642	5,061	4,502
Test & Measurement	3,963	3,553	2,632

Electronics Group	9,605	8,614	7,134
General, corporate and other	259	301	272

	$25,909	$19,066	$12,831

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years ended December 31,
	2005	2004 Restated (Note 2)	2003 Restated (Note 2)
	(in thousands)
Capital expenditures:
Industrial Group	$28,391	$42,634	$11,790
Aerospace & Defense	2,889	8,399	5,683
Test & Measurement	4,366	4,601	4,938

Electronics Group	7,255	13,000	10,621
General, corporate and other	618	266	110

	$36,264	$55,900	$22,521

The Company’s export sales from the U.S. totaled $47,622,000, $37,318,000 and $22,250,000 in 2005, 2004 and 2003, respectively. Approximately $68,671,000 and $26,481,000 of net revenue in 2005 and 2004, respectively, and $32,304,000 and $24,278,000 of long lived assets at December 31, 2005 and 2004, respectively, relate to the Company’s international operations.

(19)	Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the consolidated income statements by quarter for the years ended December 31, 2005 and 2004:

	2005				2004 Restated (Note 2)
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except for per share data)
Net revenue	$124,241	$125,602	$140,811	$132,112	$89,376	$95,896	$118,457	$121,673
Gross profit	11,359	13,888	15,606	10,485	14,358	12,996	16,174	9,911
Operating income (loss)	1,995	3,656	6,186	385	5,550	3,353	6,030	(1,035)
Net income (loss)	590	1,981	3,001	(251)	3,325	1,984	3,791	(801)
Earnings (loss) per common share:
Basic	$0.03	$0.11	$0.17	$(0.01)	$0.22	$0.11	$0.21	$(0.04)
Diluted	$0.03	$0.11	$0.16	$(0.01)	$0.21	$0.11	$0.21	$(0.04)
Cash dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

(20)	Subsequent Event

On March 3, 2006 (the Filing Date), the Company’s largest customer, Dana, and 40 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia-Pacific, Canadian and Mexican subsidiaries were excluded from the Chapter 11 filing. As of the Filing Date, the Company had been paid for substantially all outstanding Dana accounts receivable recorded in the balance sheet at December 31, 2005. Accounts receivable from domestic Dana subsidiaries at the Filing Date could be subject to compromise, right of offset or set aside as a protected payment under Dana’s Chapter 11 filing. As of the Filing Date and excluding certain gain contingencies, we estimated amounts due from Dana to approximate $28,600,000 including up to an estimated $13,000,000 due from Dana Mexico, in addition to potential offsets from accounts payable and other protected claims of approximately $12,000,000, although right of offset and protected claims have not been approved by the Bankruptcy Court. We continue to pursue additional offsets to further reduce our net receivable position. Under the Chapter 11 proceedings, right of offset may not be granted, certain payments made by Dana to the Company in the 90 days preceding Dana’s Chapter 11 filing could be subject to return as a “preference”, or our shipments may not be protected, which would increase our net receivable position. Accounts receivable and payable

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

from Dana Mexico are not currently subject to compromise under Dana’s Chapter 11 filing and continue to be received and paid in normal course.

The Company has purchase agreements with Dana which include indemnification provisions for, among other things, environmental conditions that existed on the sites acquired from Dana at closing. Amounts due from Dana, if any, may also be subject to compromise or rejection under Dana’s Chapter 11 filing.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Our Credit Agreement was amended in February 2006 to revise certain financial covenants. Other terms of the Credit Agreement remained substantially unchanged. The executed amendment to our Credit Agreement is included in the form of Exhibit 10.6.9 to this Form 10-K.

Our Senior Notes were amended in March 2006 to revise certain financial covenants. Other terms of the Credit Agreement remained substantially unchanged. The executed amendment to our Senior Notes is included in the form of Exhibit 10.7.2 to this Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company –Committees of the Board of Directors,” “Governance of the Company – Audit and Finance Committee,” “Proposal One, Election of Directors,” and “Executive Officers,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

The Company has adopted a Code of Business Conduct that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. The Company has made the Code of Business Conduct available on its website at www.sypris.com.

Item 11.	Executive Compensation

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Governance of the Company – Compensation of Directors,” “Governance of the Company – Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Option Values on December 31, 2005” and “Defined Benefit Pension Plan” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

The information required herein is incorporated by reference from the sections of the Company’s Proxy Statement titled “Governance of the Company – Certain Employees,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

3.	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2002 (No. 333-87880)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999).

4.2	Rights Agreement dated as of October 23, 2001 between the Company and LaSalle Bank National Association, as Rights Agent, including as Exhibit A the Form of Certificate of Designation and as Exhibit B the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 23, 2001 (Commission File No. 000-24020)).

10.1	Purchase and Sale Agreement among Honeywell Inc., Defense Communications Products Corporation (prior name of Group Technologies Corporation) and Group Financial Partners, Inc. dated May 21, 1989 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.2	Purchase and Sale Agreement among Alliant Techsystems Inc., MAC Acquisition I, Inc. and Group Technologies Corporation dated December 31, 1992 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.3	Purchase and Sale Agreement among Philips Electronic North America Corporation and Group Technologies Corporation dated June 25, 1993 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.4	Asset Purchase Agreement dated April 6, 2001 by and between Tube Turns Technologies, Inc. and Dana Corporation as amended by a First Amendment dated May 4, 2001 and as amended by a Second Amendment on May 15, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 filed on July 30, 2001 (Commission File No. 000-24020)).

10.5	Asset Purchase Agreement between Sypris Technologies, Inc. and Dana Corporation dated December 8, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed on February 12, 2004 (Commission File No. 000-24020)).

Exhibit Number	Description
10.6	1999 Amended and Restated Loan Agreement between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated October 27, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 filed on February 25, 2000 (Commission File No. 000-24020)).

10.6.1	2000A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated November 9, 2000 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.6.2	2001A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated February 15, 2001 (incorporated by reference to Exhibit 10.6.2 to the Company’s Form 10-Q for the quarterly period ended April 1, 2001 filed on April 30, 2001 (Commission File No. 000-24020)).

10.6.3	2002A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated December 21, 2001 (incorporated by reference to Exhibit 10.6.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 filed on January 31, 2002 (Commission File No. 000-24020)).

10.6.4	2002B Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated July 3, 2002 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 filed on July 29, 2002 (Commission File No. 000-24020)).

10.6.5	2003A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated October 16, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2003 filed on October 29, 2003 (Commission File No. 000-24020)).

10.6.6	2005A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated March 10, 2005 (incorporated by reference to Exhibit 10.6.6 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020)).

10.6.7	2005B Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated May 10, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.6.8	2005C Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated August 3, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

Exhibit Number	Description
10.6.9	2006A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated February 28, 2006.

10.7	Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of June 10, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

10.7.1	First Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.7.2	Second Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of March 13, 2006.

10.8	Lease between John Hancock Mutual Life Insurance Company and Honeywell, Inc. dated April 27, 1979; related Notice of Assignment from John Hancock Mutual Life Insurance Company to Sweetwell Industrial Associates, L.P., dated July 10, 1986; related Assignment and Assumption of Lease between Honeywell, Inc. and Defense Communications Products Corporation (prior name of Group Technologies Corporation) dated May 21, 1989; and related Amendment I to Lease Agreement between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 25, 1991, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.8.1	Agreement related to Fourth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated November 1, 2000, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.9	Lease between Metrum-Datatape, Inc. (assignee of Metrum, Inc.) and Alliant Techsystems, Inc. dated March 29, 1993 and amended July 29, 1993, May 2, 1994, November 14, 1995, December 4, 1996 and February 12, 1998 regarding 4800 East Dry Creek Road Property (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.10	Lease between Sypris Data Systems, Inc. and Via Verde Venture, LLC. dated September 24, 2003 regarding 160 East Via Verde, San Dimas, California (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed on February 12, 2004 (Commission File No. 000-24020)).

10.11*	Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87880)).

10.12*	Sypris Solutions, Inc. Share Performance Program For Stock Option Grants dated July 1, 1998 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.13*	Sypris Solutions, Inc. Independent Directors’ Stock Option Plan as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87882)).

Exhibit Number	Description
10.14*	Sypris Solutions, Inc., Directors Compensation Program As Amended and Restated Effective February 24, 2004 and as amended December 15, 2004, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.15*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on March 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.16*	Sypris Solutions, Inc. Executive Bonus Plan, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 30, 2003 filed on April 30, 2003 (Commission File No. 000-24020)).

10.17*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020)).

10.18*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.19*	2004 Sypris Equity Plan effective as of April 27, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.20*	Form of non-qualified stock option award agreement for non-employee directors (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.21*	Form of non-qualified stock option award agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.22*	Form of performance-based stock option award agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.23*	Form of Restricted Stock Award Agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.24*	Form of Non-Qualified Stock Option Award Agreement for Six-Year Stock Option for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.25*	Form of Amendment to Stock Option Agreements to Accelerate Vesting Periods for Certain “Underwater” Options for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020))

10.26*	Employment Agreement by and between Metrum-Datatape, Inc. and G. Darrell Robertson dated February 28, 2000 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.27	Underwriting Agreement dated March 20, 2002 among Sypris Solutions, Inc., Needham & Company, Inc. and A.G. Edwards & Sons, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 filed on April 29, 2002 (Commission File No. 000-24020)).

10.28	Underwriting Agreement dated March 11, 2004 among Sypris Solutions, Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

Exhibit Number	Description
10.29*	Form of Restricted Stock Award Agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.30*	Form of Non-Qualified Stock Option Award Agreement for Six-Year Stock Option for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.31*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on March 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.32*	Form of Amendment to Stock Option Agreements to Accelerate Vesting Periods for Certain “Underwater” Options for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 6, 2005 (Commission File No. 000-24020)).

10.33*	Amendment to Stock Option Agreements to David D. Johnson (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 6, 2005 (Commission File No. 000-24020)).

10.34*	Sypris Solutions, Inc. Incentive Bonus Plan (July 1, 2005 – December 31, 2005) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.35*	Form of Two-Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.36*	Amended Form of Two-Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.37*	Form of 1-3-5 Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.38*	Amended Form of 1-3-5 Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.39*	Long-term Incentive Program and Form of Long-term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.40*	Amended Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.41*	Form of Amendment to Stock Option Agreements to Accelerate Vesting Periods for Certain “Underwater” Options for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.1 to the Companies Form 8-K filed on January 6, 2006 (Commission File No. 000-24020)).

18	Letter Regarding Change in Accounting Principles (incorporated by reference to Exhibit 18 to the Company’s Form 10-Q filed on May 6, 2005 (Commission File No. 000-24020)).

21	Subsidiaries of the Company

23	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

Exhibit Number	Description
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

SYPRIS SOLUTIONS, INC.
(Registrant)

/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2006:

/s/ Robert E. Gill (Robert E. Gill)	Chairman of the Board

/s/ Jeffrey T. Gill (Jeffrey T. Gill)	President, Chief Executive Officer and Director

/s/ T. Scott Hatton (T. Scott Hatton)	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jeffrey T. Reibel (Jeffrey T. Reibel)	Controller (Principal Accounting Officer)

/s/ John F. Brinkley (John F. Brinkley)	Director

/s/ William G. Ferko (William G. Ferko)	Director

/s/ Henry F. Frigon (Henry F. Frigon)	Director

/s/ R. Scott Gill (R. Scott Gill)	Director

/s/ William L. Healey (William L. Healey)	Director

/s/ Sidney R. Petersen (Sidney R. Petersen)	Director

/s/ Robert Sroka (Robert Sroka)	Director

SCHEDULE II

SYPRIS SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2005	$1,697	$607	$—		$(406	) (1)	$1,898

Year ended December 31, 2004	$594	$1,842	$—		$(739	) (1)	$1,697

Year ended December 31, 2003	$523	$191	$—		$(120	) (1)	$594

Reserve for inactive, obsolete and unsalable inventory:
Year ended December 31, 2005	$5,902	$739	$—		$(299	) (2)	$6,342

Year ended December 31, 2004	$5,146	$1,520	$335	(3)	$(1,099	) (2)	$5,902

Year ended December 31, 2003	$4,441	$832	$328	(3)	$(455	) (2)	$5,146

(1)	Uncollectible accounts written off.

(2)	Inactive, obsolete and unsalable inventory written off.

(3)	Excess and obsolete reserve assumed in acquisition.