Form 10-Q
period 2006-03-31
SYPRIS SOLUTIONS INC
filed 2006-05-02
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal quarter ended March 31, 2006

OR

☐	Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from              to

Commission file number: 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive Offices) (Zip code)	(Registrant’s telephone number, including area code)

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

As of April 26, 2006, the Registrant had 18,307,514 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except for per share data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Net revenue:
Outsourced services	$108,812	$109,744
Products	21,185	14,497

Total net revenue	129,997	124,241

Cost of sales:
Outsourced services	101,144	101,892
Products	16,234	10,990

Total cost of sales	117,378	112,882

Gross profit	12,619	11,359

Selling, general and administrative	9,919	8,553
Research and development	334	673
Amortization of intangible assets	159	138

Operating income	2,207	1,995

Interest expense, net	1,159	1,261
Other income, net	(250)	(181)

Income before income taxes	1,298	915

Income tax expense	441	325

Net income	$857	$590

Earnings per common share:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03

Dividends declared per common share	$0.03	$0.03

Weighted average shares outstanding:
Basic	18,042	17,964
Diluted	18,289	18,296

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,312	$12,060
Accounts receivable, net	98,396	95,432
Inventory, net	78,533	79,724
Other current assets	26,256	26,020

Total current assets	217,497	213,236

Property, plant and equipment, net	173,794	176,719

Goodwill	14,277	14,277

Other assets	13,350	13,392

Total assets	$418,918	$417,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,311	$76,567
Accrued liabilities	30,776	24,904

Total current liabilities	103,087	101,471

Long-term debt	80,000	80,000

Other liabilities	22,283	22,419

Total liabilities	205,370	203,890

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 18,303,033 and 18,165,658 shares issued and outstanding in 2006 and 2005, respectively	183	182
Additional paid-in capital	142,336	142,111
Retained earnings	73,682	73,375
Accumulated other comprehensive loss	(2,653)	(1,934)

Total stockholders’ equity	213,548	213,734

Total liabilities and stockholders’ equity	$418,918	$417,624

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$857	$590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,819	5,754
Other noncash items	(38)	620
Changes in operating assets and liabilities:
Accounts receivable	(3,167)	(9,555)
Inventory	938	(1,904)
Other current assets	(236)	4,176
Accounts payable	(4,145)	21,045
Accrued liabilities	6,131	1,133

Net cash provided by operating activities	7,159	21,859

Cash flows from investing activities:
Capital expenditures, net	(3,862)	(14,627)
Proceeds from sale of assets	10	29
Changes in nonoperating assets and liabilities	(650)	(128)

Net cash used in investing activities	(4,502)	(14,726)

Cash flows from financing activities:
Net decrease in debt under revolving credit agreements	—	(5,000)
Cash dividends paid	(545)	(538)
Proceeds from issuance of common stock	105	722
Tax benefit of options exercised	35	98

Net cash used in financing activities	(405)	(4,718)

Net increase in cash and cash equivalents	2,252	2,415

Cash and cash equivalents at beginning of period	12,060	14,060

Cash and cash equivalents at end of period	$14,312	$16,475

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

(2) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, Sypris or the Company), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2005 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(3) Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006. The impact on the Company’s consolidated financial position and results of operations was not material.

(4) Major Customer Chapter 11 Filing

On March 3, 2006 (the Filing Date), the Company’s largest customer, Dana Corporation (Dana), and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia-Pacific, Canadian and Mexican subsidiaries were excluded from the Chapter 11 filing. Accounts receivable from domestic Dana subsidiaries at the Filing Date could be subject to compromise, right of offset or set aside as a protected payment under Dana’s Chapter 11 filing. Accounts receivable and payable from Dana’s Mexican Subsidiary (Dana Mexico) are not currently subject to compromise under Dana’s Chapter 11 filing and continue to be received and paid in normal course.

As of March 31, 2006 and excluding certain gain contingencies, we estimated amounts due from Dana to approximate $24,500,000, including up to an estimated $8,500,000 due from Dana Mexico, in addition to potential offsets from accounts payable and other protected claims of approximately $14,400,000, although right of offset and protected claims have not been approved by the Bankruptcy Court. The Company continues to pursue additional offsets to further reduce our net receivable position. Under the Chapter 11 proceedings, right of offset may not be granted, certain payments made by Dana to the Company in the 90 days preceding Dana’s Chapter 11 filing could be subject to return as a “preference,” or the Company’s shipments may not be protected, which would increase the Company’s net receivable position. Further, the Company has purchase agreements with Dana which include indemnification provisions for, among other things, environmental conditions that existed on the sites acquired from Dana at closing. Amounts due from Dana, if any, may also be subject to compromise or rejection under Dana’s Chapter 11 filing.

(5) Stock-Based Compensation

During 2004, the 1994 equity plan expired and was replaced with the 2004 equity plan. A total of 3,000,000 shares of common stock were reserved for issuance under the 2004 equity plan. The Company’s stock compensation program provides for the grant of performance-based stock options (Target Options), restricted shares, and stock options. The terms and conditions of the Target Options grants provide for the determination of the exercise price and the beginning of the vesting period to occur when the fair market value of the Company’s common stock achieves certain targeted price levels. The Company has not granted Target Options since the first quarter of 2003. On August 1, 2005, the Company first issued restricted shares under the 2004 Equity Plan, including certain shares subject to performance requirements (Performance Restricted Stock). With certain exceptions, the restrictions on one-third of these shares are removed after three, five and seven years, respectively. During the restricted period, which is commensurate with each vesting year, the recipients receive dividends and voting rights for the shares. Generally, if a recipient leaves the Company before the end of the restricted period or if performance requirements, if any, are not met, the shares will be forfeited. Stock option grants under the 2004 Sypris Equity Plan include both six and ten year lives along with graded vesting over three, four and five years of service.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, using the modified prospective method. As a result, the Company’s 2006 results of operations reflected the portion of share-based awards earned during the three months ended March 31, 2006 for new stock options granted, previously granted stock options and Target Options. For the three months ended March 31, 2006, stock-based compensation, including restricted shares and Performance Restricted Stock, approximated $96,000, net of taxes. Stock-based compensation expense was included in selling, general and administrative expenses in the consolidated income statement for the first three months of fiscal 2006. No stock-based compensation was capitalized into inventory or property, plant and equipment. In conjunction with the adoption of SFAS 123R, the Company selected the straight-line amortization method for its graded vesting options granted subsequent to January 1, 2006. Prior to that date, the Company used an accelerated method required for graded vesting awards.

Prior to the first quarter of fiscal 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net income and earnings per share for the three months ended March 31, 2005 would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

(Unaudited)
Net income	$590
Pro forma stock-based compensation expense, net of tax	(1,344)

Pro forma net loss	$(754)

Earnings (loss) per common share:
Basic – as reported	$0.03
Basic – pro forma	$(0.04)
Diluted – as reported	$0.03
Diluted – pro forma	$(0.04)

On March 1, 2005, April 25, 2005 and December 28, 2005, the Board of Directors approved resolutions to accelerate the vesting for “underwater” options as of March 11, 2005, April 25, 2005 and December 30, 2005, respectively, in order to reduce future compensation expense related to outstanding options. After amendment of each underlying option agreement, compensation expense to be recognized in the income statement, subsequent to the adoption of SFAS No. 123(R), was reduced by approximately $1,573,000, net of tax.

Fair value for restricted shares is equal to the stock price on the date of grant, while fair value of Performance Restricted Stock also considers a probability-weighted performance model. The fair values of Target Options were determined by a third party valuation firm using a Monte-Carlo Simulation Model, while the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical Company and industry data along with implied data to estimate the expected price volatility, the expected option life, the expected forfeiture rate and the expected dividend yield. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2006	2005
Expected life (years)	4.2	5.8
Expected volatility	47.3%	54.3%
Risk-free interest rates	4.8%	4.2%
Expected dividend yield	1.2%	1.0%

Effective March 2, 2006, restricted stock awards potentially representing 110,750 shares of common stock were granted to Company employees. The issuance increases the total outstanding restricted stock awards to 238,250 shares at a weighted average grant date fair value per share of $11.79. No restricted shares were forfeited or vested during the first three months ended March 31, 2006. A summary of the option activity for the first three months of fiscal 2006 is as follows:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,288,945	$9.98
Options granted	176,500	10.33
Options forfeited	(17,825)	9.58
Options expired	(8,232)	9.57
Options exercised	(63,710)	7.92

Outstanding at March 31, 2006	2,375,678	10.07	4.5	$2,048,000

Exercisable at March 31, 2006	1,924,849	$10.38	4.3	$1,562,000

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the first quarter of fiscal 2006 and 2005 was $4.13 and $5.86 per share, respectively. The total intrinsic value of options exercised was $159,000 during the first quarter of fiscal 2006, and $261,000 during the first quarter of fiscal 2005.

A summary of the status of our unvested option shares as of March 31, 2006 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at December 31, 2005	399,562	$5.18
Options granted	176,500	4.13
Options forfeited	(8,825)	4.56
Options vested	(116,408)	5.19

Unvested at March 31, 2006	450,829	$4.78

As of March 31, 2006, there was $3,028,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of option shares vested was $606,221 during the first quarter of fiscal 2006, and $4,574,000 during the first quarter of fiscal 2005.

(6) Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Shares used to compute basic earnings per common share	18,042	17,964
Dilutive effect of stock options	247	332

Shares used to compute diluted earnings per common share	18,289	18,296

(7) Inventory

Inventory consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
	(Unaudited)
Raw materials	$32,206	$35,440
Work in process	16,723	16,275
Finished goods	11,563	14,525
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	32,602	34,690
Progress payments related to long-term contracts and programs	(7,291)	(14,864)
Reserve for excess and obsolete inventory	(7,270)	(6,342)

	$78,533	$79,724

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

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$92,499	$88,690
Aerospace & Defense	26,011	23,996
Test & Measurement	11,487	11,555

Electronics Group	37,498	35,551

	$129,997	$124,241

Gross profit:
Industrial Group	$5,949	$6,397
Aerospace & Defense	3,955	2,391
Test & Measurement	2,715	2,571

Electronics Group	6,670	4,962

	$12,619	$11,359

Operating income (loss):
Industrial Group	$3,203	$4,143
Aerospace & Defense	788	(1,000)
Test & Measurement	206	(66)

Electronics Group	994	(1,066)
General, corporate and other	(1,990)	(1,082)

	$2,207	$1,995

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

As of March 31, 2006, the Company had outstanding purchase commitments of approximately $20,988,000, primarily for the acquisition of inventory and manufacturing equipment.

(10) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2006 and 2005 was 34.0% and 35.5%, respectively. Reconciling items between the federal statutory income tax rate of 34.0% and the effective tax rate include state and foreign income taxes and certain other permanent differences. The Mexican statutory rate decreased to 29% for 2006 from 30% in 2005.

(11) Employee Benefit Plans

Pension expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Service cost	$24	$35
Interest cost on projected benefit obligation	552	560
Net amortizations, deferrals and other costs	134	131
Expected return on plan assets	(682)	(684)

	$28	$42

(12) Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiary is the Mexican peso. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in other comprehensive loss as a separate component of stockholders’ equity. Total comprehensive income for the three months ended March 31 was $139,000 and $537,000 for 2006 and 2005, respectively, including a foreign currency translation adjustments of $719,000 and $53,000, respectively. For the three months ended March 31, 2006 and 2005, other income, net includes foreign currency transaction gains of $8,000 and $88,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adoption of New Accounting Principle

Our stock compensation program provides for the grant of performance-based stock options (Target Options), restricted shares, and stock options. We have not granted Target Options since the first quarter of 2003. On August 1, 2005, we first issued restricted shares under the 2004 Equity Plan, including certain shares subject to performance requirements (Performance Restricted Stock).

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. As a result, the Company’s 2006 results of operations reflected the portion of share-based awards earned during the three months ended March 31, 2006 for new stock options granted, previously granted stock options and Target Options. For the three months ended March 31, 2006, stock-based compensation, including restricted shares and Performance Restricted Stock, approximated $0.1 million, net of taxes. Stock-based compensation expense was included in selling, general and administrative expenses in the consolidated income statement for the first three months of fiscal 2006. No stock-based compensation was capitalized into inventory or property, plant and equipment.

Prior to the first quarter of fiscal 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net income and earnings per share for the three months ended March 31, 2005 would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

(Unaudited)
Net income	$590
Pro forma stock-based compensation expense, net of tax	(1,344)

Pro forma net loss	$(754)

Earnings (loss) per common share:
Basic – as reported	$0.03
Basic – pro forma	$(0.04)
Diluted – as reported	$0.03
Diluted – pro forma	$(0.04)

On March 1, 2005, April 25, 2005 and December 28, 2005, the Board of Directors approved resolutions to accelerate the vesting for “underwater” options as of March 11, 2005, April 25, 2005 and December 30, 2005, respectively, in order to reduce future compensation expense related to outstanding options. After amendment of each underlying option agreement, compensation expense to be recognized in the income statement, subsequent to the adoption of SFAS No. 123(R), was reduced by approximately $1.6 million, net of tax. As of March 31, 2006, there was $3.0 million of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Results of Operations

The table presented below, which compares our first quarter results of operations from 2006 to 2005, presents the results for each period, the change in those results from 2006 to 2005 in both dollars and percentage change and the results for each period as a percentage of net revenue. The columns present the following:

•	The first two data columns in the table show the absolute results for each period presented.

•	The columns entitled “Year Over Year Change” and “Year Over Year Percentage Change” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net revenue increases from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative number in both columns.

•	The last two columns in the table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics.

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

	Three Months Ended March 31		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended March 31
	2006	2005	Favorable (Unfavorable)	Favorable (Unfavorable)	2006	2005
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$92,499	$88,690	$3,809	4.3%	71.2%	71.4%
Aerospace & Defense	26,011	23,996	2,015	8.4	20.0	19.3
Test & Measurement	11,487	11,555	(68)	(0.6)	8.8	9.3

Electronics Group	37,498	35,551	1,947	5.5	28.8	28.6

Total	129,997	124,241	5,756	4.6	100.0	100.0
Cost of sales:
Industrial Group	86,550	82,293	(4,257)	(5.2)	93.6	92.8
Aerospace & Defense	22,056	21,605	(451)	(2.1)	84.8	90.0
Test & Measurement	8,772	8,984	212	2.4	76.4	77.7

Electronics Group	30,828	30,589	(239)	(0.8)	82.2	86.0

Total	117,378	112,882	(4,496)	(4.0)	90.3	90.9
Gross profit:
Industrial Group	5,949	6,397	(448)	(7.0)	6.4	7.2
Aerospace & Defense	3,955	2,391	1,564	65.4	15.2	10.0
Test & Measurement	2,715	2,571	144	5.6	23.6	22.3

Electronics Group	6,670	4,962	1,708	34.4	17.8	14.0

Total	12,619	11,359	1,260	11.1	9.7	9.1
Selling, general and administrative	9,919	8,553	(1,366)	(16.0)	7.6	6.9
Research and development	334	673	339	50.4	0.3	0.5
Amortization of intangible assets	159	138	(21)	(15.2)	0.1	0.1

Operating income	2,207	1,995	212	10.6	1.7	1.6

Interest expense, net	1,159	1,261	102	8.1	0.9	1.0
Other income, net	(250)	(181)	69	38.1	(0.2)	(0.1)

Income before income taxes	1,298	915	383	41.9	1.0	0.7

Income taxes	441	325	(116)	(35.7)	0.3	0.2

Net income	$857	$590	$267	45.3%	0.7%	0.5%

Backlog. Backlog for our Aerospace & Defense segment decreased $13.2 million to $91.2 million at March 31, 2006, from $104.4 million at March 31, 2005, on $19.0 million in net orders in the first quarter of 2006 compared to $14.3 million in net orders in the first quarter of 2005. Backlog for our Test & Measurement segment decreased $1.3 million to $4.0 million at March 31, 2006, on $11.8 million in net orders in 2006 compared to $12.5 million in net orders in 2005. We expect to convert approximately 84% of the Aerospace & Defense backlog and 88% of the Test & Measurement backlog at March 31, 2006 to revenue during the next twelve months.

Net Revenue. The Industrial Group primarily derives its revenue from manufacturing services related to forging and machining of medium and heavy-duty truck axle shafts and other drive train components. Net revenue in the Industrial Group increased primarily due to $2.7 million of new axle and knuckle business and $1.1 million of growth with existing customers.

The Aerospace & Defense segment derives its revenue from product sales and technical outsourced services. Aerospace & Defense segment net revenue increased from the prior year quarter primarily as a result of a $5.9 million increase in product sales offset by a $3.9 million decrease in technical outsourced services in the first quarter of 2006. Product sale increases were primarily due to increased volume on two military programs and new data storage product sales. Net revenue from technical outsourced services decreased primarily due to the completion of a military program in the prior year and other program delays.

The Test & Measurement segment derives its revenue from technical services and product sales. Product sales decreased $0.1 million for the first quarter of 2006 primarily due to volume reductions on a military program, while net revenue from technical outsourced services remained flat.

Gross Profit. Our Industrial Group’s gross profit of $5.9 million in the first quarter of 2006 decreased from $6.4 million in the first quarter of 2005 while revenue increased 4.3%. Gross profit as a percentage of revenue decreased to 6.4% from 7.2%, primarily due to a $1.0 million increase in natural gas. The excess costs were partially offset by $0.5 million of favorable productivity and product mix.

The Aerospace & Defense segment’s gross profit increased $1.6 million in the first quarter of 2006 primarily due to shipments of new data systems products with higher gross margins and favorable manufacturing services program mix.

The Test & Measurement segment’s gross profit increased $0.1 million for the first quarter of 2006 primarily due to reduced salary and benefit costs as a result of restructurings occurring in April of 2005.

Selling, General and Administrative. Selling, general and administrative expense increased $1.4 million primarily due to higher administrative costs related to additional infrastructure to support the growth in the Industrial Group in addition to increased legal costs resulting from the Dana Chapter 11 filing. Selling, general and administrative expense as a percentage of revenue decreased from the corresponding prior year period.

Research and Development. Research and development costs decreased from the prior year quarter due to the completion and launch of two of our data systems product development projects within our Aerospace & Defense segment.

Amortization of Intangible Assets. Amortization of intangible assets increased slightly in the first quarter of 2006, but remained consistent sequentially with the fourth quarter of 2005.

Interest Expense, Net. Interest expense decreased primarily due to decreased weighted average debt outstanding resulting from our working capital management initiative, partially offset by higher interest rates. Our weighted average debt outstanding decreased to $76.0 million for the first quarter of 2006 from $120.1 million during the first quarter of 2005. The weighted average interest rate increased to 5.5% in the first quarter of 2006 from 4.8% in the first quarter of 2005 due to increased market interest rates and interest margin pricing under our credit agreement.

Income Taxes. Our effective income tax rate decreased to 34.0% in the first quarter of 2006 from 35.5% in the first quarter of 2005, primarily as a result of reduced tax expense from our Mexico operations for which the statutory rate is 29% for 2006, a decrease from 30% in 2005.

Liquidity, Capital Resources and Financial Condition

On March 3, 2006 (the Filing Date), the Company’s largest customer, Dana Corporation (Dana), and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia-Pacific, Canadian and Mexican subsidiaries were excluded from the Chapter 11 filing. Accounts receivable from domestic

Dana subsidiaries at the Filing Date could be subject to compromise, right of offset or set aside as a protected payment under Dana’s Chapter 11 filing. Accounts receivable and payable from Dana’s Mexican Subsidiary (Dana Mexico) are not currently subject to compromise under Dana’s Chapter 11 filing and continue to be received and paid in normal course.

As of March 31, 2006 and excluding certain gain contingencies, we estimated amounts due from Dana to approximate $24,500,000, including up to an estimated $8,500,000 due from Dana Mexico, in addition to potential offsets from accounts payable and other protected claims of approximately $14,400,000, although right of offset and protected claims have not been approved by the Bankruptcy Court. The Company continues to pursue additional offsets to further reduce our net receivable position. Under the Chapter 11 proceedings, right of offset may not be granted, certain payments made by Dana to the Company in the 90 days preceding Dana’s Chapter 11 filing could be subject to return as a “preference,” or the Company’s shipments may not be protected, which would increase the Company’s net receivable position. Further, the Company has purchase agreements with Dana which include indemnification provisions for, among other things, environmental conditions that existed on the sites acquired from Dana at closing. Amounts due from Dana, if any, may also be subject to compromise or rejection under Dana’s Chapter 11 filing.

Net cash provided by operating activities decreased $14.7 million to $7.2 million in the first quarter of 2006, primarily due to the impact of the Dana Chapter 11 filing, which adversely impacted working capital by an estimated $9.5 million. Overall, accounts receivable increased $3.2 million in the first quarter of 2006 and accounts payable decreased $4.1 million. Accrued liabilities increased $6.1 million primarily as a result of a $4.5 million advance payment and additional payroll days accrued due to the timing of period end payroll for the first quarter of 2006.

Net cash used in investing activities decreased $10.2 million to $4.5 million in the first quarter of 2006 primarily as a result of decreased capital expenditures for our Industrial Group resulting from the completion of manufacturing capacity increases and launch of new programs in the prior year.

Net cash used in financing activities was $0.4 million in the first quarter of 2006, compared to $4.7 million in the first quarter of 2005. During the first quarter of 2005, we repaid $5.0 million on our revolving credit facility.

We had total borrowings under our revolving credit facility of $25.0 million at March 31, 2006, and an unrestricted cash balance of $14.3 million. Maximum borrowings on the revolving credit facility are $100.0 million, subject to a $15.0 million limit for letters of credit. The credit agreement includes an option to increase the amount of available credit to $125.0 million from $100.0 million, subject to the lead bank’s approval. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group. Our credit agreement and senior notes were amended in March 2006 to revise certain financial covenants. Other terms of the credit agreement and senior notes remained substantially unchanged.

As of March 31, 2006, our principal commitment under the revolving credit facility is due in 2008, while our principal commitment under the senior notes is $7.5 million, $27.5 million and $20.0 million due in 2008, 2011 and 2014, respectively. We also had purchase commitments totaling approximately $21.0 million at March 31, 2006, primarily for inventory and manufacturing equipment.

We believe that sufficient resources will be available to satisfy our cash requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our rate of growth. If we make significant acquisitions, if working capital and capital expenditure requirements exceed expected levels during the next twelve months or in subsequent periods or if Dana is unable to successfully reorganize, we may require additional external sources of capital. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financings or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be adversely affected.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no significant changes in our critical accounting policies during the first quarter of 2006 except as follows:

•	Stock-based Compensation—The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. The Company uses the Black-Scholes option-pricing method, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and consequently, the related expense recognized on the consolidated statements of income.

See note 5 to the consolidated financial statements, “Stock-based Compensation,” for a more detailed discussion of the effects of SFAS No. 123(R) on our consolidated results of operations and financial condition.

Forward-looking Statements

This quarterly report, and our other oral or written communications, may contain “forward-looking” statements. These statements may include our expectations or projections about the future of our industries, business strategies, potential acquisitions or financial results and our views about developments beyond our control, including domestic or global economic conditions, trends and market developments. These statements are based on management’s views and assumptions at the time originally made, and we undertake no obligation to update these statements, even if, for example, they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views will come to pass, and you should not place undue reliance on these forward-looking statements.

A number of significant factors could materially affect our specific business operations, and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results include: cost and availability of raw materials such as steel, components, freight, natural gas or utilities; cost and inefficiencies associated with increasing our manufacturing capacity and launching new programs; stability and predictability of our costs and margins or our customers’ forecasts, financial conditions (including bankruptcies or other restructurings), late payments, low-margin product mix, market shares, changing product requirements or scheduling demands; costs associated with breakdowns or repairs of machinery and equipment; growth beyond our productive capacity, cyclical or other downturns, adverse impacts of new technologies or other competitive pressures which erode our margins; cost, efficiency and yield of our operations including capital investments, working capital, scrap rates, cycle times, injuries, self-insured risks, wages, freight, production schedules, overtime costs, expediting costs or scrap rates; failure to make strategic acquisitions or to integrate and improve results of acquired businesses or to identify and adequately insure environmental or other risks in due diligence; inventory valuation risks due to obsolescence, shrinkage, price, overstocking or underbilling; changes in government funded or other customer programs; reliance on major customers or suppliers; revised contract prices or estimates of major contract costs; dependence on, recruitment or retention of management or other key employees; union negotiations; pension valuation, health care or other benefit costs; labor relations; strikes; risks of foreign operations; currency exchange rates; costs and supply of debt, equity capital, or insurance due to poor operating or financial results, new business risks, credit ratings, debt covenants, contract claims, insurance conditions or regulatory developments; impairments or write-offs of goodwill or fixed assets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; completion of the internal control assessment process; costs of compliance with auditing, regulatory or contractual obligations; regulatory actions or sanctions; contract terminations or other disputes or litigation, involving customer, supplier, creditor, stockholder, product liability, environmental or asbestos-related claims; war, terrorism or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties; and the risk factors disclosed in Item 1A of our Annual Report on Form 10K for the fiscal year ended December 31, 2005, as updated by Item 1A of Part II of this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.25% at March 31, 2006) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense approximating $250,000 on an annualized basis, based upon our debt outstanding at March 31, 2006. Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains related to U.S. Dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. dollars. A one percent change in foreign currency exchange rates would result in remeasurement gain or loss of less then $0.1 million on an annualized basis, based upon the U.S. Dollar denominated accounts of our foreign subsidiary at March 31, 2006. A change in fixed interest rates of 100 basis points would change the fair value of our Senior Notes by $2.8 million. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurances that the growth in our Industrial Group’s business combined with significant increases in the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2005. The following risk factors reflect certain material changes from the risk factors previously disclosed in our Report on Form 10-K:

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

If any of our significant customers were restructured, the resulting entity could seek to terminate business with us or originate new business with our competitors. Any loss of revenue from our major customers, including the non-payment or late payment of our invoices, could adversely affect our balance sheet, revenues, profitability and cash flows.

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

On March 3, 2006 (the Filing Date), our largest customer, Dana, and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia- Pacific, Canadian and Mexican subsidiaries (Dana Mexico) were excluded from the Chapter 11 filing. Accounts receivable from domestic Dana subsidiaries at the Filing Date could be subject to compromise, right of offset or set aside as a protected payment under Dana’s Chapter 11 filing. For example, recently amended bankruptcy law generally permits accounts payable to be offset against accounts receivable and offers protection for the last 20 calendar days of shipments as an administrative priority expense in the bankruptcy. As of March 31, 2006 and excluding certain gain contingencies, we estimated pre-petition amounts due from Dana to approximate $24.5 million, including up to an estimated $8.5 million due from Dana Mexico, in addition to potential offsets from accounts payable and other protected claims of $14.4 million, although right of offset and protected claims have not been approved by the Bankruptcy Court. We continue to pursue additional offsets to further reduce our net receivable position.

Dana may be unable to reorganize, reach acceptable terms with its creditors or emerge from Chapter 11. We may:

•	be unable to obtain right of offset with regard to our outstanding domestic payables and receivables;

•	be unable to secure 100% payment for shipments 20 calendar days prior to the Filing Date;

•	be required to refund payments made by Dana to us in the 90 days preceding the Filing Date;

•	have our supply agreements rejected or assigned by Dana;

•	be required to settle all amounts due from Dana at discounted rates; or

•	be unable to negotiate acceptable terms with the reorganized Dana.

Dana (or any of our other significant customers who similarly seek bankruptcy protection) could seek to terminate business with us or originate new business with our competitors. Any loss of revenue from our major customers, including the non-payment or late payment of our invoices, could adversely affect our balance sheet, revenues, profitability and cash flows, debt covenants or access to capital needed for operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Amendment to Stock Option Agreements to Accelerate Vesting Periods for Certain “Underwater” Options for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6, 2006 (Commission File No. 000-24020)).

10.2	2006A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated February 28, 2006 (incorporated by reference to Exhibit 10.6.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 15, 2006 (Commission File No. 000-24020)).

10.3	Second Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of March 13, 2006 (incorporated by reference to Exhibit 10.7.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 15, 2006 (Commission File No. 000-24020)).

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: May 2, 2006	By:	/s/ T. Scott Hatton
(T. Scott Hatton)
Vice President & Chief Financial Officer

Date: May 2, 2006	By:	/s/ Jeffrey T. Reibel
(Jeffrey T. Reibel)
Controller (Principal Accounting Officer)