Form 10-Q
period 2006-06-30
SYPRIS SOLUTIONS INC
filed 2006-08-04
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal quarter ended June 30, 2006

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

As of July 28, 2006, the Registrant had 18,330,842 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$115,419	$111,386	$224,230	$221,130
Products	16,814	14,216	37,998	28,713

Total net revenue	132,233	125,602	262,228	249,843

Cost of sales:
Outsourced services	109,688	102,242	210,831	204,115
Products	12,111	9,472	28,346	20,481

Total cost of sales	121,799	111,714	239,177	224,596

Gross profit	10,434	13,888	23,051	25,247

Selling, general and administrative	9,632	9,113	19,551	17,666
Research and development	371	944	704	1,617
Amortization of intangible assets	158	175	317	313

Operating income	273	3,656	2,479	5,651

Interest expense, net	1,083	1,508	2,242	2,769
Other income, net	(8)	(586)	(258)	(767)

(Loss) income before income taxes	(802)	2,734	495	3,649

Income tax (benefit) expense	(358)	753	83	1,078

Net (loss) income	$(444)	$1,981	$412	$2,571

(Loss) earnings per common share:
Basic	$(0.02)	$0.11	$0.02	$0.14
Diluted	$(0.02)	$0.11	$0.02	$0.14

Dividends declared per common share	$0.03	$0.03	$0.06	$0.06

Weighted average shares outstanding:
Basic	18,065	18,028	18,055	17,996
Diluted	18,065	18,261	18,237	18,279

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,348	$12,060
Accounts receivable, net	97,168	95,432
Inventory, net	73,460	79,724
Other current assets	29,468	26,020

Total current assets	226,444	213,236

Property, plant and equipment, net	168,349	176,719
Goodwill	14,277	14,277
Other assets	12,015	13,392

Total assets	$421,085	$417,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,283	$76,567
Accrued liabilities	24,624	24,904
Current portion of long-term debt	15,000	—

Total current liabilities	131,907	101,471

Long-term debt	55,000	80,000
Other liabilities	22,249	22,419

Total liabilities	209,156	203,890

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 18,317,524 and 18,165,658 shares issued and outstanding in 2006 and 2005, respectively	183	182
Additional paid-in capital	142,761	142,111
Retained earnings	72,687	73,375
Accumulated other comprehensive loss	(3,702)	(1,934)

Total stockholders’ equity	211,929	213,734

Total liabilities and stockholders’ equity	$421,085	$417,624

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$412	$2,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,678	11,900
Other noncash items	(1,072)	1,507
Changes in operating assets and liabilities:
Accounts receivable	(1,814)	(6,517)
Inventory	6,161	(26,282)
Other current assets	(3,448)	3,227
Accounts payable	15,827	35,993
Accrued liabilities	(156)	1,230

Net cash provided by operating activities	29,588	23,629

Cash flows from investing activities:
Capital expenditures	(4,903)	(26,061)
Proceeds from sale of assets	57	—
Changes in nonoperating assets and liabilities	431	(797)

Net cash used in investing activities	(4,415)	(26,858)

Cash flows from financing activities:
Net change in debt under revolving credit facility	(10,000)	7,500
Cash dividends paid	(1,094)	(1,078)
Proceeds from issuance of common stock	209	1,030

Net cash (used in) provided by financing activities	(10,885)	7,452

Net increase in cash and cash equivalents	14,288	4,223

Cash and cash equivalents at beginning of period	12,060	14,060

Cash and cash equivalents at end of period	$26,348	$18,283

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

(2) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2005 as presented in the Company’s Annual Report on Form 10-K.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Specifically, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and will be adopted by the Company on January 1, 2007. The impact on the Company’s consolidated financial position and results of operations has not yet been evaluated.

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

On May 10, 2006, the Company reached an agreement with Dana (the Agreement) under which both parties agreed, among other things, that Dana owed the Company $21,859,236. Of this amount, the Agreement also provided the Company with a $9,200,000 payment of certain administrative expenses on May 11, 2006, as well as reduced payment terms on a prospective basis. Accordingly, as of June 30, 2006 (excluding certain gain contingencies), net amounts due from pre-petition Dana (Debtor in Possession) approximated $12,659,236, which was subject to additional offsets from accounts payable to Dana and other protected claims of approximately $12,311,434. The Company continues to pursue additional offsets, possible gain contingencies and other relief through the Bankruptcy Court and other dispute resolution efforts.

(5) Stock-Based Compensation

During 2004, the 1994 stock option plan expired and was replaced with the 2004 equity plan. A total of 3,000,000 shares of common stock were reserved for issuance under the 2004 equity plan. The Company’s stock compensation program provides for the grant of performance-based stock options (Target Options), restricted shares, and stock options. The terms and conditions of the Target Options grants provide for the determination of the exercise price and the beginning of the vesting period to occur when the fair market value of the Company’s common stock achieves certain targeted price levels. The Company has not granted Target Options since the first quarter of 2003. On August 1, 2005, the Company first issued restricted shares under the 2004 Equity Plan, including certain shares subject to performance requirements (Performance Restricted Stock). With certain exceptions, the restrictions on one-third of these shares are removed after three, five and seven years, respectively. During the restricted period, which is commensurate with each vesting year, the recipients receive dividends and voting rights for the shares. Generally, if a recipient leaves the Company before the end of the restricted period or if performance requirements, if any, are not met, the shares will be forfeited. Stock option grants under the 2004 equity plan include both six and ten year lives along with graded vesting over three, four and five years of service.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, using the modified prospective method. As a result, the Company’s 2006 results of operations reflect the portion of share-based awards earned during the six months ended June 30, 2006 for new stock options granted, previously granted and unvested stock options and Target Options. For the quarter and six months ended June 30, 2006, stock-based compensation, including restricted shares and Performance Restricted Stock, approximated $260,000 and $355,000, respectively, net of taxes, and was included in selling, general and administrative expenses in the consolidated income statement. No stock-based compensation was capitalized into inventory or property, plant and equipment. In conjunction with the adoption of SFAS 123R, the Company selected the straight-line amortization method for graded vesting options granted subsequent to January 1, 2006. Prior to that date, the Company used an accelerated method previously required for graded vesting awards.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Unaudited)
Net income	$1,981	$2,571
Pro forma stock-based compensation expense, net of tax	(157)	(1,501)

Pro forma net income	$1,824	$1,070

Earnings per common share:
Basic – as reported	$0.11	$0.14
Basic – pro forma	$0.10	$0.06
Diluted – as reported	$0.11	$0.14
Diluted – pro forma	$0.10	$0.06

On March 1, 2005, April 25, 2005 and December 28, 2005, the Board of Directors approved resolutions to accelerate the vesting for “underwater” options as of March 11, 2005, April 25, 2005 and December 30, 2005, respectively, in order to reduce future compensation expense related to outstanding options. After amendment of each underlying option agreement, compensation expense to be recognized in the consolidated income statement, subsequent to the adoption of SFAS No. 123(R), was reduced by approximately $1,573,000, net of tax.

Fair value for restricted shares is equal to the stock price on the date of grant, while fair value of Performance Restricted Stock also considers a probability-weighted performance model. The fair values of Target Options were determined by a third party valuation firm using a Monte-Carlo Simulation Model, while the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical Company and industry data along with implied data to estimate the expected price volatility, the expected option life, the expected forfeiture rate and the expected dividend yield. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Six Months Ended June 30,
	2006	2005
Expected life (years)	4.5	5.8
Expected volatility	47.6%	53.9%
Risk-free interest rates	4.8%	3.9%
Expected dividend yield	1.2%	1.1%

During the first half of 2006, restricted stock awards potentially representing 112,000 shares of common stock were granted to Company employees. The issuance increased the total outstanding restricted stock awards to 239,500 shares at a weighted average grant date fair value per share of $11.77. No restricted shares were forfeited or vested during the first six months ended June 30, 2006. A summary of the option activity for the first six months of fiscal 2006 is as follows:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,288,945	9.98
Granted	194,187	10.24
Forfeited	(22,625)	10.01
Expired	(33,654)	10.96
Exercised	(112,710)	8.13

Outstanding at June 30, 2006	2,314,143	10.08	4.37	2,006,957

Exercisable at June 30, 2006	1,878.214	10.38	4.28	1,562,119

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the six month period ended June 30, 2006 and 2005 was $4.19 and $5.40 per share, respectively. The total intrinsic value of options exercised was $219,000 and $469,000 during the six months ended June 30, 2006 and 2005, respectively. A summary of the status of our unvested options as of June 30, 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	399,562	$5.18
Granted	194,187	4.19
Forfeited	(10,625)	4.70
Vested	(147,195)	5.17

Unvested at June 30, 2006	$435,929	$4.75

As of June 30, 2006, there was $2,811,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of option shares vested was $763,000 and $6,308,000 during the six months ended June 30, 2006 and 2005, respectively.

(6) Earnings Per Common Share

There were no adjustments required to be made to net income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Shares used to compute basic earnings per common share	18,065	18,028	18,055	17,996
Dilutive effect of stock options	—	233	182	283

Shares used to compute diluted earnings per common share	18,065	18,261	18,237	18,279

(7) Inventory

Inventory consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
	(Unaudited)
Raw materials	$30,472	$35,440
Work in process	13,362	16,275
Finished goods	10,446	14,525
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	32,695	34,690
Progress payments related to long-term contracts and programs	(6,651)	(14,864)
Reserve for excess and obsolete inventory	(6,864)	(6,342)

	$73,460	$79,724

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$98,454	$89,673	$190,952	$178,363
Aerospace & Defense	21,917	24,095	47,927	48,091
Test & Measurement	11,862	11,834	23,349	23,389

Electronics Group	33,779	35,929	71,276	71,480

	$132,233	$125,602	$262,228	$249,843

Gross profit:
Industrial Group	$4,491	$7,541	$10,439	$13,938
Aerospace & Defense	3,347	3,369	7,301	5,760
Test & Measurement	2,596	2,978	5,311	5,549

Electronics Group	5,943	6,347	12,612	11,309

	$10,434	$13,888	$23,051	$25,247

Operating income (loss):
Industrial Group	$2,127	$5,334	$5,330	$9,477
Aerospace & Defense	348	(127)	1,137	(1,127)
Test & Measurement	42	39	248	(27)

Electronics Group	390	(88)	1,385	(1,154)
General, corporate and other	(2,244)	(1,590)	(4,236)	(2,672)

	$273	$3,656	$2,479	$5,651

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

As of June 30, 2006, the Company had outstanding purchase commitments of approximately $32.7 million primarily for the acquisition of inventory and manufacturing equipment. As of June 30, 2006, the Company also had outstanding letters of credit approximating $1.9 million primarily for a captive insurance program.

(10) Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2006 was 45% and 17%, respectively. Reconciling items between the federal statutory income tax rate of 34% and the effective tax rate include state and foreign income taxes, estimated research and development tax credits, changes in estimate for tax contingencies, and certain other permanent differences.

(11) Employee Benefit Plans

Pension expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Service cost	$25	$70	$49	$105
Interest cost on projected benefit obligation	538	1,642	1,090	2,202
Net amortizations, deferrals and other costs	110	372	244	504
Expected return on plan assets	(698)	(2,037)	(1,380)	(2,722)

	$(25)	$47	$3	$89

(12) Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiary is the Mexican peso. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Total comprehensive loss for the three months and six months ended June 30, 2006 was $1,493,000 and $1,355,000 respectively, including foreign currency translation adjustments of $1,049,000 and $1,768,000, respectively. For the three and six months ended June 30, 2005, other income, net includes foreign currency transaction gains of $532,000 and $620,000, respectively. Similar amounts for 2006 were not significant.

(13) Subsequent Events

In July of 2006, the Company paid the remaining $15,000,000 drawn on the Revolving Credit Facility.

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

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, using the modified prospective method. As a result, our 2006 results of operations reflected the portion of share-based awards earned during the six months ended June 30, 2006 for new stock options granted, previously granted stock options and Target Options. For the quarter and six months ended June 30, 2006, stock-based compensation, including restricted shares and Performance Restricted Stock, approximated $0.3 million and $0.4 million, respectively, net of taxes and was included in selling, general and administrative expenses in the consolidated income statement. No stock-based compensation was capitalized into inventory or property, plant and equipment. In conjunction with the adoption of SFAS 123R, we selected the straight-line amortization method for graded vesting options granted subsequent to January 1, 2006. Prior to that date, we used an accelerated method previously required for graded vesting awards.

Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Unaudited)
Net income	$1,981	$2,571
Pro forma stock-based compensation expense, net of tax	(157)	(1,501)

Pro forma net income	$1,824	$1,070

Earnings per common share:
Basic – as reported	$0.11	$0.14
Basic – pro forma	$0.10	$0.06
Diluted – as reported	$0.11	$0.14
Diluted – pro forma	$0.10	$0.06

On March 1, 2005, April 25, 2005 and December 28, 2005, the Board of Directors approved resolutions to accelerate the vesting for “underwater” options as of March 11, 2005, April 25, 2005 and December 30, 2005, respectively, in order to reduce future compensation expense related to outstanding options. After amendment of each underlying option agreement, compensation expense to be recognized in the consolidated income statement, subsequent to the adoption of SFAS No. 123(R), was reduced by approximately $1.6 million, net of tax.

Results of Operations

The tables presented below, which compare our results of operations for the second quarter and six month periods from 2006 to 2005, present the results for each period, the change in those results from 2006 to 2005 in both dollars and percentage change and the results for each period as a percentage of net revenue. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Year Over Year Change” and “Year Over Year Percentage Change” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net revenue increases from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative number in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics.

In addition, as used in these tables, “NM” means “not meaningful.”

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	Three Months Ended June 30,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended June 30,
	2006	2005	Favorable (Unfavorable)	Favorable (Unfavorable)	2006	2005
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$98,454	$89,673	$8,781	9.8%	74.4%	71.4%
Aerospace & Defense	21,917	24,095	(2,178)	(9.0)	16.6	19.2
Test & Measurement	11,862	11,834	28	0.2	9.0	9.4

Electronics Group	33,779	35,929	(2,150)	(6.0)	25.6	28.6

Total	132,233	125,602	6,631	5.3	100.0	100.0

Cost of sales:
Industrial Group	93,963	82,132	(11,831)	(14.4)	95.4	91.6
Aerospace & Defense	18,570	20,726	2,156	10.4	84.7	86.0
Test & Measurement	9,266	8,856	(410)	(4.6)	78.1	74.8

Electronics Group	27,836	29,582	1,746	5.9	82.4	82.3

Total	121,799	111,714	(10,085)	(9.0)	92.1	88.9

Gross profit:
Industrial Group	4,491	7,541	(3,050)	(40.4)	4.6	8.4
Aerospace & Defense	3,347	3,369	(22)	(0.7)	15.3	14.0
Test & Measurement	2,596	2,978	(382)	(12.8)	21.9	25.2

Electronics Group	5,943	6,347	(404)	(6.4)	17.6	17.7

Total	10,434	13,888	(3,454)	(24.9)	7.9	11.1

Selling, general and administrative	9,632	9,113	(521)	(5.7)	7.3	7.3
Research and development	371	944	573	60.7	0.3	0.8
Amortization of intangible assets	158	175	17	9.7	0.1	0.1

Operating income	273	3,656	(3,383)	(92.5)	0.2	2.9

Interest expense, net	1,083	1,508	425	28.2	0.8	1.2
Other income, net	(8)	(586)	(578)	(98.6)	—	(0.5)

(Loss) income before income taxes	(802)	2,734	(3,536)	(129.3)	(0.6)	2.2

Income taxes	(358)	753	1,111	147.5	(0.3)	0.6

Net (loss) income	$(444)	$1,981	$(2,425)	122.4%	(0.3)%	1.6%

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Six Months Ended June 30,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Six Months Ended June 30,
	2006	2005	Favorable (Unfavorable)	Favorable (Unfavorable)	2006	2005
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$190,952	$178,363	$12,589	7.1%	72.8%	71.4%
Aerospace & Defense	47,927	48,091	(164)	(0.3)	18.3	19.2
Test & Measurement	23,349	23,389	(40)	(0.2)	8.9	9.4

Electronics Group	71,276	71,480	(204)	(0.3)	27.2	28.6

Total	262,228	249,843	12,385	5.0	100.0	100.0

Cost of sales:
Industrial Group	180,513	164,425	(16,088)	(9.8)	94.5	92.2
Aerospace & Defense	40,626	42,331	1,705	4.0	84.8	88.0
Test & Measurement	18,038	17,840	(198)	(1.1)	77.3	76.3

Electronics Group	58,664	60,171	1,507	2.5	82.3	84.2

Total	239,177	224,596	(14,581)	(6.5)	91.2	89.9

Gross profit:
Industrial Group	10,439	13,938	(3,499)	(25.1)	5.5	7.8
Aerospace & Defense	7,301	5,760	1,541	26.8	15.2	12.0
Test & Measurement	5,311	5,549	(238)	(4.3)	22.7	23.7

Electronics Group	12,612	11,309	1,303	11.5	17.7	15.8

Total	23,051	25,247	(2,196)	(8.7)	8.8	10.1

Selling, general and administrative	19,551	17,666	(1,885)	(10.7)	7.4	7.1
Research and development	704	1,617	913	56.5	0.3	0.6
Amortization of intangible assets	317	313	(4)	(1.3)	0.1	0.1

Operating income	2,479	5,651	(3,172)	(56.1)	1.0	2.3

Interest expense, net	2,242	2,769	527	19.0	0.8	1.1
Other income, net	(258)	(767)	(509)	(66.4)	—	(0.3)

Income before income taxes	495	3,649	(3,154)	(86.4)	0.2	1.5

Income taxes	83	1,078	995	92.3	—	0.5

Net income	$412	$2,571	$(2,159)	(83.9)%	0.2%	1.0%

Backlog. Backlog for our Aerospace & Defense segment decreased $14.0 million to $87.1 million at June 30, 2006, from $100.9 million at June 30, 2005, on $37.3 million in net orders in the six months ended June 30, 2006 compared to $34.0 million in net orders in the six months ended June 30, 2005 due to program delays related to certain classified products. Backlog for our Test & Measurement segment decreased $1.1 million to $4.3 million at June 30, 2006, on $24.3 million in net orders in 2006 compared to $24.5 million in net orders in 2005. We expect to convert approximately 84% of the Aerospace & Defense backlog and 98% of the Test & Measurement backlog at June 30, 2006 to revenue during the next twelve months.

Net Revenue. The Industrial segment derives its revenue from manufacturing services and product sales. Compared to the prior year quarter, net revenue in the Industrial Group increased $6.4 million due to organic growth in the heavy truck market and $2.6 million due to organic growth in the trailer axle market, while material revaluations and energy related product sales increased revenue $2.7 million and $0.7 million, respectively. These increases were partially offset by reductions from the divestiture of a non-core product line. Additional increases in net revenue for the six months ended June 30, 2006 over the prior year period were primarily due to $2.7 million of new axle and knuckle business and $1.1 million of growth with existing customers in the truck market. We expect revenue to exceed prior year levels for the remainder of the year before receding in 2007 as a result of the expected decreased demand in the heavy truck market.

The Aerospace & Defense segment derives its revenue from product sales and technical outsourced services. Aerospace & Defense segment net revenue decreased from the prior year quarter primarily as a result of a $4.6 million decrease in technical outsourced services due to the completion of a military program in the prior year and other program delays, which was offset by a $2.4 million increase in product sales primarily due to new data storage product sales and increased volume on two military programs. Revenue for the six months ended June 30, 2006 remained flat with the prior period.

The Test & Measurement segment derives its revenue from technical services and product sales. Product sales decreased $0.4 million from the prior year quarter primarily due to decreased shipments on a military program, which were offset by a $0.4 million increase in technical services over the prior year quarter. Such changes from the prior year six month period were a $0.5 million decrease and a $0.4 million increase, respectively.

Gross Profit. Our Industrial Group’s gross profit of $4.5 million and $10.4 million in the second quarter and six month periods of 2006, respectively, decreased from $7.5 million and $13.9 million in the second quarter and six month periods of 2005, respectively. Gross profit as a percentage of revenue decreased to 4.6% and 5.5% for the second quarter and six month periods of 2006, respectively, from 8.4% and 7.8% for the second quarter and six month periods of 2005, respectively, primarily due to costs associated with unplanned equipment downtime that resulted in significant overtime, labor inefficiencies and increased material consumption during a period in which record demand required the business to be at or beyond full operational capacity.

The Aerospace & Defense segment’s gross profit remained flat and increased $1.5 million in the second quarter and six month periods of 2006, respectively, primarily due to shipments of new data systems products with higher gross margins.

The Test & Measurement segment’s gross profit decreased $0.4 million and $0.2 million for the second quarter and six month periods of 2006, respectively, primarily due to an unfavorable shift in sales mix from product sales with higher margins to technical services sales.

Selling, General and Administrative. Selling, general and administrative expense increased $0.5 million in the second quarter of 2006 over the prior year period, primarily due to a $0.2 million increase in legal fees resulting from Dana related issues and, as required by SFAS No. 123(R), we incurred $0.3 million of stock-based compensation in the second quarter of 2006 over the prior year quarter. Selling, general and administrative expense in the six month period ended June 20, 2006 increased $1.9 million over the prior year period, primarily due to a $0.6 million increase in salary and benefit costs recorded in the first half of 2006, as infrastructure was added to support growth in the Industrial Group. The remaining increase in the first half of 2006 is due to the increases in legal fees, SFAS 123(R) costs and other consulting fees incurred totaling $0.6 million, $0.4 million and $0.3 million, respectively. Selling, general and administrative expense as a percentage of revenue remained consistent with the corresponding prior year periods.

Research and Development. Research and development costs decreased from the prior year quarter and six month period due to the completion and launch in late 2005 of two of our data systems product development projects within our Aerospace & Defense segment.

Amortization of Intangible Assets. Amortization of intangible assets decreased in the second quarter of 2006, but remained consistent sequentially with the first quarter of 2006. Amortization of intangible assets for the six month period ended June 30, 2006 remained consistent with the prior year period.

Interest Expense, Net. Interest expense decreased in the second quarter and six month periods due to decreased weighted average debt outstanding resulting from our working capital management initiative, partially offset by higher interest rates. The weighted average interest rate increased to 5.6% in the second quarter of 2006 from 5.1% in the second quarter of 2005 due to a combination of higher interest rates on our variable rate debt and increased loan amortization costs.

Other Income, Net. Other income, net decreased for the second quarter and six month periods of 2006 due primarily to the prior year periods including foreign currency transaction gains of $532,000 and $620,000, respectively, while such amounts in the second quarter and first six months of 2006 were not significant.

Income Taxes. Our effective income tax rate increased to 45% and decreased to 17% for the second quarter and six months ended June 30, 2006 from 27.5% and 29.5% in the second quarter and six month periods in 2005, primarily due to a change in the mix of domestic and foreign earnings. The decrease from the prior year six month period also reflects the impact of a change in the Mexican statutory tax rate to 29% for 2006 from 30% in 2005.

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities increased $6.0 million to $29.6 million for the first six months of 2006, primarily due to a net decrease in working capital investment in 2005. Accounts receivable increased $1.8 million, primarily due to approximately $21.9 million of pre-petition Dana receivables which were partially offset during the quarter by a $9.2 million progress payment from Dana and improved collections of accounts receivable as demonstrated by an 11 day decline in days sales outstanding, excluding pre-petition amounts due from Dana at June 30, 2006, to 55 days as compared to 66 days at the prior year end. Inventories decreased $6.2 million, in the first six months of 2006, primarily due to Lean and other inventory reduction initiatives. The increase in accounts payable of $15.8 million in the first six months of 2006 results primarily from $12.3 million of pre-petition Dana payables which remained unpaid at June 30, 2006, with the remaining increase due primarily to our revenue growth. Other current assets increased $3.5 million in the first six months of 2006, primarily due to additional deferred costs incurred over the prior period.

Net cash used in investing activities decreased $22.4 million to $4.4 million for the first six months of 2006, primarily due to the return of our Industrial Group’s reinvestment rates to more normal levels as prior year expansion levels ceased.

Net cash used in financing activities was $10.9 million for the first six months of 2006, compared to net cash provided by financing activities of $7.5 million in the first six months of 2005. During the first six months of 2006, we paid $10.0 million on our revolving credit facility; while during the same period for 2005, we borrowed $7.5 million on our revolving credit facility.

We had total borrowings under our revolving credit facility of $15 million at June 30, 2006, and an unrestricted cash balance of $26.3 million. Subsequent to the second quarter end, we paid off the amounts due under our revolving credit facility. Maximum borrowings on the revolving credit facility are $100.0 million, subject to a $15.0 million limit for letters of credit of which $1.9 million were issued. The credit agreement includes an option to increase the amount of available credit to $125.0 million from $100.0 million, subject to the lead bank’s approval. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group. Our credit agreement and senior notes were amended in March 2006 to revise certain financial covenants. Other terms of the credit agreement and senior notes remained substantially unchanged.

As of June 30, 2006, our principal commitment under the revolving credit facility was $15 million due in 2008, while our principal commitment under the senior notes was $7.5 million, $27.5 million and $20.0 million due in 2008, 2011 and 2014, respectively. We also had purchase commitments totaling approximately $32.7 million at June 30, 2006, primarily for inventory production and manufacturing equipment.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our

Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no significant changes in our critical accounting policies during the six months period ended June 30, 2006 except as follows:

•	Stock-based Compensation - The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. The Company uses the Black-Scholes option-pricing method, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and consequently, the related expense recognized on the consolidated statements of income.

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

A number of significant factors could materially affect our specific business operations, and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results include: cost and availability of raw materials such as steel, components, freight, natural gas or utilities; cost and inefficiencies associated with increasing our manufacturing capacity and launching new programs; stability and predictability of our costs and margins or our customers’ forecasts, financial conditions (including bankruptcies or other restructurings), late payments, low-margin product mix, market shares, changing product requirements or scheduling demands; costs associated with breakdowns or repairs of machinery and equipment; growth beyond our productive capacity, cyclical or other downturns, adverse impacts of new technologies or other competitive pressures which erode our margins; cost, efficiency and yield of our operations including capital investments, working capital, cycle times, injuries, self-insured risks, wages, freight, production schedules, overtime costs, expediting costs or scrap rates; failure to make strategic acquisitions or to integrate and improve results of acquired businesses or to identify and adequately insure environmental or other risks in due diligence; inventory valuation risks due to obsolescence, shrinkage, price, overstocking or underbilling; changes in government funded or other customer programs; reliance on major customers or suppliers; revised contract prices or estimates of major contract costs; dependence on, recruitment or retention of management or other key employees; union negotiations; pension valuation, health care or other benefit costs; labor relations; strikes; risks of foreign operations; currency exchange rates; costs and supply of debt, equity capital, or insurance due to poor operating or financial results, new business risks, credit ratings, debt covenants, contract claims, insurance conditions or regulatory developments; impairments or write-offs of goodwill or fixed assets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; completion of the internal control assessment process; costs of compliance with auditing, regulatory or contractual obligations; regulatory actions or sanctions; contract terminations or other disputes or litigation, involving customer, supplier, creditor, stockholder, product liability, environmental or asbestos-related claims; war, terrorism or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties; and the risk factors disclosed in Item 1A of our Annual Report on Form 10K for the fiscal year ended December 31, 2005, as updated by Item 1A of Part II of this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.25% at June 30, 2006) based upon our leverage ratio. An increase in interest rates of 100 basis points would result in additional interest expense of less than $0.2 million on an annualized basis, based upon our debt outstanding at June 30, 2006. Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains related to U.S. Dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. dollars. A one percent change in foreign currency exchange rates would result in remeasurement gain or loss of less then $0.1 million on an annualized basis, based upon the U.S. Dollar denominated accounts of our foreign subsidiary at June 30, 2006. A change in fixed interest rates of 100 basis points would change the fair value of our Senior Notes by $2.8 million. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurances that the growth in our Industrial Group’s business combined with significant increases in the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as noted below:

In connection with ongoing remediation and improvement of our internal controls over inventory at one Industrial Group plant, several internal controls were expanded, modified or added which materially affected and are expected to continue to affect internal control. During the second quarter of 2006, we took the following actions with regard to internal control at the specified plant: (i) reinforced compliance with existing processes and procedures relating to the inventory control process and implemented additional processes and procedures relating thereto, (ii) expanded and enhanced the periodic review process by the plant’s financial and accounting personnel, and (iii) elected to perform a full physical inventory observation on a quarterly basis at this location following the implementation period, until our expanded and enhanced internal control have demonstrated effectiveness on a sustainable basis. We believe that the foregoing actions materially improved internal control over financial reporting during the second quarter of 2006.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in

Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2005. The following risk factor reflects certain material changes from the similarly titled risk factor previously disclosed in our Report on Form 10-K:

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

As of June 30, 2006, we had provided approximately $70.3 million in combined trade credit outstanding to ArvinMeritor, Dana and Visteon, each of which currently carries at least one “non-investment grade” credit rating on its unsecured debt, indicating a high potential risk of default. There can be no assurance that any of our customers will not default on, delay or dispute payment of, or seek to reject our outstanding invoices in bankruptcy or otherwise.

On March 3, 2006 (the Filing Date), our largest customer, Dana, and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia- Pacific, Canadian and Mexican subsidiaries (Dana Mexico) were excluded from the Chapter 11 filing. On May 10, 2006, the Company reached an agreement with Dana (the Agreement) under which both parties agreed, among other things, that Dana owed the Company $21,859,236. Of this amount, the Agreement also provided the Company with a $9.2 million payment of certain administrative expenses on May 11, 2006, as well as reduced payment terms on a prospective basis. Accordingly, as of June 30, 2006 (excluding certain gain contingencies), net amounts due from pre-petition Dana (Debtor in Possession) approximated $12,659,236, which was subject to additional offsets from accounts payable to Dana and other protected claims of approximately $12,311,434. The Company continues to pursue additional offsets, possible gain contingencies and other relief through the Bankruptcy Court and other dispute resolution efforts.

Dana may be unable to reorganize, reach acceptable terms with its creditors or emerge from Chapter 11. As a result we may:

•	have our supply agreements rejected or assigned by Dana; or

•	be unable to negotiate acceptable terms with the reorganized Dana.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 2, 2006 in Louisville, Kentucky. At the meeting, stockholders elected three Class III directors for a term of three years pursuant to the following votes:

Class III Director	Votes in Favor	Votes Withheld
John F. Brinkley	17,097,002	101,241
Robert E. Gill	16,647,847	550,376
William L. Healey	17,006,485	191,485

The total number of shares of common stock outstanding as of March 9, 2006, the record date of the Annual Meeting of Stockholders, was 18,274,308.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Preliminary Settlement Agreement between Sypris Solutions, Inc, and Dana Corporation (Debtor in Possession) dated May 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2006 (Commission File No. 000-24020)).

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: August 4, 2006	By:	/s/ T. Scott Hatton
(T. Scott Hatton)
Vice President & Chief Financial Officer

Date: August 4, 2006	By:	/s/ Jeffrey T. Reibel
(Jeffrey T. Reibel)
Controller (Principal Accounting Officer)