Form 10-Q
period 2006-09-30
SYPRIS SOLUTIONS INC
filed 2006-11-01
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2006

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

As of October 27, 2006, the Registrant had 18,338,384 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$108,615	$117,414	$332,845	$338,544
Products	17,340	23,397	55,340	52,110

Total net revenue	125,955	140,811	388,185	390,654
Cost of sales:
Outsourced services	102,832	109,217	313,663	313,333
Products	12,887	15,988	41,233	36,468

Total cost of sales	115,719	125,205	354,896	349,801

Gross profit	10,236	15,606	33,289	40,853
Selling, general and administrative	10,175	8,492	29,726	26,158
Research and development	427	767	1,132	2,384
Amortization of intangible assets	163	161	480	474

Operating (loss) income	(529)	6,186	1,951	11,837
Interest expense, net	820	1,797	3,062	4,566
Other expense (income), net	12	(89)	(246)	(856)

(Loss) income before income taxes	(1,361)	4,478	(865)	8,127
Income tax (benefit) expense	(559)	1,477	(476)	2,555

Net (loss) income	$(802)	$3,001	$(389)	$5,572

(Loss) earnings per common share:
Basic	$(0.04)	$0.17	$(0.02)	$0.31
Diluted	$(0.04)	$0.16	$(0.02)	$0.30

Dividends declared per common share	$0.03	$0.03	$0.09	$0.09

Weighted average shares outstanding:
Basic	18,094	18,036	18,071	18,009
Diluted	18,094	18,423	18,071	18,328

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$26,238	$12,060
Accounts receivable, net	76,047	95,432
Inventory, net	77,859	79,724
Other current assets	35,267	26,020

Total current assets	215,411	213,236
Property, plant and equipment, net	160,217	176,719
Goodwill	14,277	14,277
Other assets	11,699	13,392

Total assets	$401,604	$417,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,512	$76,567
Accrued liabilities	21,341	24,904
Current portion of long-term debt	5,000	—

Total current liabilities	111,853	101,471
Long-term debt	55,000	80,000
Other liabilities	23,018	22,419

Total liabilities	189,871	203,890
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 18,338,384 and 18,165,658 shares issued and outstanding in 2006 and 2005, respectively	183	182
Additional paid-in capital	143,217	142,111
Retained earnings	71,335	73,375
Treasury stock	(16)	—
Accumulated other comprehensive loss	(2,986)	(1,934)

Total stockholders’ equity	211,733	213,734

Total liabilities and stockholders’ equity	$401,604	$417,624

Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(389)	$5,572
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,272	18,698
Other noncash items	1,414	1,714
Changes in operating assets and liabilities:
Accounts receivable	18,334	(5,095)
Inventory	1,657	(8,006)
Other current assets	(4,142)	(2,108)
Accounts payable	9,288	30,809
Accrued liabilities	(4,238)	6,542

Net cash provided by operating activities	43,196	48,126
Cash flows from investing activities:
Capital expenditures	(7,852)	(32,805)
Proceeds from sale of assets	71	29
Changes in nonoperating assets and liabilities	85	(1,330)

Net cash used in investing activities	(7,696)	(34,106)
Cash flows from financing activities:
Net change in debt under revolving credit facility	(20,000)	(5,000)
Cash dividends paid	(1,643)	(1,619)
Proceeds from issuance of common stock	321	1,044

Net cash used in financing activities	(21,322)	(5,575)

Net increase in cash and cash equivalents	14,178	8,445
Cash and cash equivalents at beginning of period	12,060	14,060

Cash and cash equivalents at end of period	$26,238	$22,505

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, Sypris or Company), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2005 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	Recent Accounting Pronouncements

On September 29, 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 does not change the amount of net periodic benefit cost included in net income, but does require the recognition in the statement of financial position of the funded status of a defined benefit postretirement plan. SFAS No. 158 also requires the measurement of a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year. The disclosure requirements and recognition in the statement of financial position of the funded status of the Company’s plans are effective for the Company on December 31, 2006, while the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position is effective for the Company on December 31, 2008. The impact on the Company’s consolidated financial position and results of operations has not yet been determined.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Specifically, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and will be adopted by the Company on January 1, 2007. The impact on the Company’s consolidated financial position and results of operations has not yet been determined.

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

On March 3, 2006 (Filing Date), the Company’s largest customer, Dana Corporation (Dana), and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia-Pacific, Canadian and Mexican subsidiaries were excluded from the Chapter 11 filing. On May 10, 2006, the Company reached an agreement with Dana (Agreement) under which both parties agreed, among other things, that Dana owed the Company approximately $22,100,000, subject to reconciliation. Of this amount, the Agreement also provided the Company with a $9,200,000 progress payment on May 11, 2006, as well as reduced payment terms on a prospective basis. During the third quarter and in conjunction with the reconciliation under the Agreement, the Company successfully reconciled approximately $9,900,000 of payables to Dana against receivables from Dana. Accordingly, as of September 30, 2006 (excluding certain gain contingencies), net amounts due from pre-petition Dana (Debtor in Possession) approximated $3,000,000, which was subject to additional offsets from accounts payable to Dana and other protected claims of approximately $1,900,000.

The Company continues to pursue additional offsets, possible gain contingencies and other relief through the Bankruptcy Court and other dispute resolution efforts, the outcome of which is uncertain at this time. For the nine months ended September 30, 2006, the Company incurred over $1,200,000 of legal and other professional fees for Dana related issues. Such costs are included in selling, general and administrative expense in the consolidated statement of operation.

(5)	Stock-Based Compensation

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

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective method. As a result, the Company’s 2006 results of operations reflect the portion of share-based awards earned during the nine months ended September 30, 2006 for new stock options granted, previously granted and unvested stock options and Target Options. For the three and nine months ended September 30, 2006, stock-based compensation, including restricted shares and Performance Restricted Stock, approximated $302,000 and $724,000, respectively, and was included in selling, general and administrative expenses in the consolidated statement of operation. No stock-based compensation was capitalized into inventory or property, plant and equipment. In conjunction with the adoption of SFAS No. 123(R), the Company selected the straight-line amortization method for graded vesting options granted subsequent to January 1, 2006. Prior to that date, the Company used an accelerated method previously required for graded vesting awards.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123(R), the net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Unaudited)
Net income	$3,001	$5,572
Pro forma stock-based compensation expense, net of tax	(137)	(1,638)

Pro forma net income	$2,864	$3,934

Earnings per common share:
Basic – as reported	$0.17	$0.31
Basic – pro forma	$0.16	$0.22
Diluted – as reported	$0.16	$0.30
Diluted – pro forma	$0.15	$0.21

On March 1, 2005, April 25, 2005 and December 28, 2005, the Board of Directors approved resolutions to accelerate the vesting for “underwater” options as of March 11, 2005, April 25, 2005 and December 30, 2005, respectively, in order to reduce future compensation expense related to outstanding options. After amendment of each underlying option agreement, compensation expense to be recognized in the consolidated statement of operation, subsequent to the adoption of SFAS No. 123(R), was reduced by approximately $1,573,000, net of tax.

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

	Nine Months Ended September 30,
	2006	2005
Expected life (years)	4.8	5.8
Expected volatility	47.8%	53.3%
Risk-free interest rates	4.8%	4.1%
Expected dividend yield	1.2%	1.0%

During the first nine months of 2006, restricted stock awards potentially representing 112,000 shares of common stock were granted to Company employees. The issuance increased the total outstanding restricted stock awards to 239,500 shares at a weighted average grant date fair value per share of $11.77. During the nine months ended September 30, 2006, 6,000 restricted shares vested and no restricted shares were forfeited. In conjunction with the vesting of shares and payment of taxes thereon, the Company received into treasury 2,259 restricted shares at $7.06 per share, the closing market price on the date the restricted stock vested. Such repurchased shares are presented as treasury stock in the equity section of the balance sheet.

A summary of the option activity for the first nine months of fiscal 2006 is as follows:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,288,945	$9.98
Granted	211,526	10.15
Forfeited	(25,425)	9.76
Expired	(42,654)	10.93
Exercised	(135,829)	7.70

Outstanding at September 30, 2006	2,296,563	10.12	4.18	$945,932

Exercisable at September 30, 2006	1,860,634	$10.43	4.09	$782,250

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the nine month period ended September 30, 2006 and 2005 was $4.23 and $5.65 per share, respectively. The total intrinsic value of options exercised was $282,000 and $476,000 during the nine months ended September 30, 2006 and 2005, respectively. A summary of the status of our unvested options as of September 30, 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	399,562	$5.18
Granted	211,526	4.23
Forfeited	(12,625)	4.77
Vested	(162,534)	5.20

Unvested at September 30, 2006	435,929	$4.73

As of September 30, 2006, there was $2,619,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of option shares vested was $846,000 and $7,356,000 during the nine months ended September 30, 2006 and 2005, respectively.

(6)	Earnings Per Common Share

There were no adjustments required to be made to net (loss) income for purposes of computing basic and diluted earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings per common share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Shares used to compute basic (loss) earnings per common share	18,094	18,036	18,071	18,009
Dilutive effect of stock options	—	387	—	319

Shares used to compute diluted (loss) earnings per common share	18,094	18,423	18,071	18,328

(7)	Inventory

Inventory consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
	(Unaudited)
Raw materials	$32,491	$35,440
Work in process	11,600	16,275
Finished goods	10,039	14,525
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	36,020	34,690
Progress payments related to long-term contracts and programs	(5,642)	(14,864)
Reserve for excess and obsolete inventory	(6,649)	(6,342)

	$77,859	$79,724

(8)	Segment Data

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$93,021	$94,504	$283,974	$272,867
Aerospace & Defense	21,166	33,866	69,094	81,957
Test & Measurement	11,768	12,441	35,117	35,830

Electronics Group	32,934	46,307	104,211	117,787

	$125,955	$140,811	$388,185	$390,654

Gross profit:
Industrial Group	$5,150	$7,343	$15,590	$21,281
Aerospace & Defense	2,607	5,368	9,909	11,128
Test & Measurement	2,479	2,895	7,790	8,444

Electronics Group	5,086	8,263	17,699	19,572

	$10,236	$15,606	$33,289	$40,853

Operating (loss) income:
Industrial Group	$2,340	$5,270	$7,670	$14,747
Aerospace & Defense	(919)	2,187	218	1,060
Test & Measurement	167	309	415	282

Electronics Group	(752)	2,496	633	1,342
General, corporate and other	(2,117)	(1,580)	(6,352)	(4,252)

	$(529)	$6,186	$1,951	$11,837

(9)	Commitments and Contingencies

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

As of September 30, 2006, the Company had outstanding purchase commitments of approximately $28,500,000 primarily for the acquisition of inventory and manufacturing equipment. As of September 30, 2006, the Company also had outstanding letters of credit approximating $1,900,000 primarily under a captive insurance program.

(10)	Income Taxes

The Company’s effective income tax rate increased to 41% and 55% for the third quarter and nine months ended September 30, 2006, respectively, from 33% and 31% in the third quarter and nine month periods in 2005, respectively, primarily due to the mix of foreign earnings and domestic losses. The change from prior year also reflects the impact of a change in the Mexican statutory tax rate to 29% for 2006 from 30% in 2005.

(11)	Employee Benefit Plans

Pension expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Service cost	$25	$70	$74	$175
Interest cost on projected benefit obligation	538	1,642	1,628	3,844
Net amortizations, deferrals and other costs	110	372	354	876
Expected return on plan assets	(698)	(2,037)	(2,078)	(4,759)

	$(25)	$47	$(22)	$136

(12)	Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiary is the Mexican peso. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in other comprehensive loss as a separate component of stockholders’ equity. Total comprehensive loss for the three months and nine months ended September 30, 2006 was $86,000 and $1,441,000 respectively, including foreign currency translation adjustments of $716,000 gain and $1,052,000 loss, respectively. Total comprehensive income for the three months and nine months ended September 30, 2005 was $3,005,000 and $6,069,000, respectively, including foreign currency translation adjustments of $4,000 and $497,000, respectively. For the nine months ended September 30, 2005, other expense (income), net includes foreign currency transaction gains of $641,000. Similar amounts for 2006 were not significant.

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

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective method. As a result, our 2006 results of operations reflect the portion of share-based awards earned during the nine months ended September 30, 2006 for new stock options granted, previously granted stock options and Target Options. For the three and nine months ended September 30, 2006, stock-based compensation, including restricted shares and Performance Restricted Stock, approximated $0.3 million and $0.7 million, respectively and was included in selling, general and administrative expenses in the consolidated statement of operation. No stock-based compensation was capitalized into inventory or property, plant and equipment. In conjunction with the adoption of SFAS No. 123(R), we selected the straight-line amortization method for graded vesting options granted subsequent to January 1, 2006. Prior to that date, we used an accelerated method previously required for graded vesting awards.

Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123(R), the net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Unaudited)
Net income	$3,001	$5,572
Pro forma stock-based compensation expense, net of tax	(137)	(1,638)

Pro forma net income	$2,864	$3,934

Earnings per common share:
Basic – as reported	$0.17	$0.31
Basic – pro forma	$0.16	$0.22
Diluted – as reported	$0.16	$0.30
Diluted – pro forma	$0.15	$0.21

On March 1, 2005, April 25, 2005 and December 28, 2005, the Board of Directors approved resolutions to accelerate the vesting for “underwater” options as of March 11, 2005, April 25, 2005 and December 30, 2005, respectively, in order to reduce future compensation expense related to outstanding options. After amendment of each underlying option agreement, compensation expense to be recognized in the consolidated statement of operation, subsequent to the adoption of SFAS No. 123(R), was reduced by approximately $1.6 million, net of tax.

Results of Operations

The tables presented below, which compare our results of operations for the third quarter and nine month periods from 2006 to 2005, present the results for each period, the change in those results from 2006 to 2005 in both dollars and percentage and the results for each period as a percentage of net revenue. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Year Over Year Change” and “Year Over Year Percentage Change” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net revenue increases from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative number in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics.

In addition, as used in these tables, “NM” means “not meaningful.”

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

	Three Months Ended September 30,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended September 30,
	2006	2005	Favorable (Unfavorable)	Favorable (Unfavorable)	2006	2005
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$93,021	$94,504	$(1,483)	(1.6)%	73.9%	67.1%
Aerospace & Defense	21,166	33,866	(12,700)	(37.5)	16.8	24.1
Test & Measurement	11,768	12,441	(673)	(5.4)	9.3	8.8

Electronics Group	32,934	46,307	(13,373)	(28.9)	26.1	32.9

Total	125,955	140,811	(14,856)	(10.6)	100.0	100.0
Cost of sales:
Industrial Group	87,871	87,161	(710)	(0.8)	94.5	92.2
Aerospace & Defense	18,559	28,498	9,939	34.9	87.7	84.1
Test & Measurement	9,289	9,546	257	2.7	78.9	76.7

Electronics Group	27,848	38,044	10,196	26.8	84.6	82.2

Total	115,719	125,205	9,486	7.6	91.9	88.9
Gross profit:
Industrial Group	5,150	7,343	(2,193)	(29.9)	5.5	7.8
Aerospace & Defense	2,607	5,368	(2,761)	(51.4)	12.3	15.9
Test & Measurement	2,479	2,895	(416)	(14.4)	21.1	23.3

Electronics Group	5,086	8,263	(3,177)	(38.4)	15.4	17.8

Total	10,236	15,606	(5,370)	(34.4)	8.1	11.1
Selling, general and administrative	10,175	8,492	(1,683)	(19.8)	8.1	6.0
Research and development	427	767	340	44.3	0.3	0.6
Amortization of intangible assets	163	161	(2)	(1.2)	0.1	0.1

Operating (loss) income	(529)	6,186	(6,715)	NM	(0.4)	4.4
Interest expense, net	820	1,797	977	54.4	0.7	1.3
Other expense (income), net	12	(89)	(101)	NM	—	(0.1)

(Loss) income before income taxes	(1,361)	4,478	(5,839)	NM	(1.1)	3.2
Income tax (benefit) expense	(559)	1,477	2,036	NM	(0.5)	1.1

Net (loss) income	$(802)	$3,001	$(3,803)	NM %	(0.6)%	2.1%

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

	Nine Months Ended September 30,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Nine Months Ended September 30,
	2006	2005	Favorable (Unfavorable)	Favorable (Unfavorable)	2006	2005
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$283,974	$272,867	$11,107	4.1%	73.2%	69.8%
Aerospace & Defense	69,094	81,957	(12,863)	(15.7)	17.8	21.0
Test & Measurement	35,117	35,830	(713)	(2.0)	9.0	9.2

Electronics Group	104,211	117,787	(13,576)	(11.5)	26.8	30.2

Total	388,185	390,654	(2,469)	(0.6)	100.0	100.0
Cost of sales:
Industrial Group	268,384	251,586	(16,798)	(6.7)	94.5	92.2
Aerospace & Defense	59,185	70,829	11,644	16.4	85.7	86.4
Test & Measurement	27,327	27,386	59	0.2	77.8	76.4

Electronics Group	86,512	98,215	11,703	11.9	83.0	83.4

Total	354,896	349,801	(5,095)	(1.5)	91.4	89.5
Gross profit:
Industrial Group	15,590	21,281	(5,691)	(26.7)	5.5	7.8
Aerospace & Defense	9,909	11,128	(1,219)	(11.0)	14.3	13.6
Test & Measurement	7,790	8,444	(654)	(7.7)	22.2	23.6

Electronics Group	17,699	19,572	(1,873)	(9.6)	17.0	16.6

Total	33,289	40,853	(7,564)	(18.5)	8.6	10.5
Selling, general and administrative	29,726	26,158	(3,568)	(13.6)	7.7	6.7
Research and development	1,132	2,384	1,252	52.5	0.3	0.6
Amortization of intangible assets	480	474	(6)	(1.3)	0.1	0.1

Operating income	1,951	11,837	(9,886)	(83.5)	0.5	3.1
Interest expense, net	3,062	4,566	1,504	32.9	0.8	1.2
Other income, net	(246)	(856)	(610)	(71.3)	(0.1)	(0.2)

(Loss) income before income taxes	(865)	8,127	(8,992)	NM	(0.2)	2.1
Income tax (benefit) expense	(476)	2,555	3,031	NM	(0.1)	0.7

Net (loss) income	$(389)	$5,572	$(5,961)	NM %	(0.1)%	1.4%

Backlog. Backlog for our Aerospace & Defense segment decreased $23.2 million to $92.4 million at September 30, 2006, from $115.6 million at September 30, 2005, on $70.9 million in net orders in the nine months ended September 30, 2006 compared to $83.2 million in net orders in the nine months ended September 30, 2005 primarily due to the completion of a classified program during the second quarter of 2006 and program delays in the launch of two new classified programs. Backlog for our Test & Measurement segment decreased $1.5 million to $3.9 million at September 30, 2006, on $35.2 million in net orders in 2006 compared to $36.8 million in net orders in 2005, primarily driven by softer industry demand for component screening services. We expect to convert approximately 91% of the Aerospace & Defense backlog and 100% of the Test & Measurement backlog at September 30, 2006 to revenue during the next twelve months.

Net Revenue. The Industrial segment derives its revenue from manufacturing services and product sales. Compared to the prior year quarter, net revenue in the Industrial Group decreased $1.5 million due to a $4.3 million decline in revenue for component shipments to the Ford Motor Company and a $1.6 million decline related to the divestiture of a non-core product line, which were partially offset by $4.1 million of organic growth in the axle and energy product markets. Revenue for the nine months ended September 30, 2006 increased $11.1 million over the prior year primarily due to new axle and knuckle business and organic growth in the heavy truck axle, trailer axle and energy related products markets. These increases were partially offset by reductions from the divestiture of a non-core product line.

The Aerospace & Defense segment derives its revenue from product sales and technical outsourced services. Aerospace & Defense segment net revenue decreased $12.7 million from the prior year quarter and $12.9 million for the nine months ended September 30, 2006 over the prior year period. The quarter to date declines were primarily due to a $6.1 million decline in maturing manufacturing service programs, a $6.0 million decline related to the delayed launch of two classified programs to replace a previous program, and a $1.8 million decline in data storage product sales due to delays in government funding, all of which were partially offset by increases in engineered services revenue. The year to date declines were primarily due to maturing manufacturing service programs which declined year over year by $12.6 million, the delayed launch of new classified programs which replaced prior generation programs that declined year over year by $10.9 million, all of which were partially offset by a $9.5 million increase in two classified product sales and a $1.0 million increase in engineered services revenue, with the remainder due to increases in data storage product sales.

The Test & Measurement segment derives its revenue from technical services and product sales. Test & Measurement segment net revenue decreased $0.7 million from the prior year quarter and $0.7 million for the nine months ended September 30, 2006 over the prior year period. The quarter over quarter decline was primarily related to a $1.0 million decline in component screening services, which was partially offset by increased demand for our calibration services, while the year over year decline was driven by decreased shipments on a military program.

Gross Profit. Our Industrial Group’s gross profit of $5.2 million and $15.6 million in the third quarter and nine month periods of 2006, respectively, decreased from $7.3 million and $21.3 million in the third quarter and nine month periods of 2005, respectively. Gross profit as a percentage of revenue decreased to 5.5% for the third quarter and nine month periods of 2006 from 7.8% for the third quarter and nine month periods of 2005 primarily due to costs associated with constant shifts in demand and unplanned equipment downtime which resulted in overtime, labor inefficiencies and increased material consumption.

The Aerospace & Defense segment’s gross profit decreased $2.8 million and $1.2 million in the third quarter and nine month periods of 2006, respectively, primarily due to the completion of a classified program in the second quarter of 2006 and the delayed launch of two new classified programs, which were offset by a $0.6 million increase in data storage product gross profit.

The Test & Measurement segment’s gross profit decreased $0.4 million and $0.7 million for the third quarter and nine month periods of 2006, respectively, primarily due to an unfavorable shift in sales mix from product sales with higher margins to technical services sales and lower demand for component screening services.

Selling, General and Administrative. Selling, general and administrative expense increased $1.7 million in the third quarter of 2006 over the prior year period, primarily due to $0.9 million for bad debt reserves related to aged accounts receivable, a $0.6 million increase in legal fees related to a major customer’s bankruptcy filing, and $0.3 million of stock-based compensation in the third quarter of 2006 over the prior year quarter, as required by SFAS No. 123(R), with the remainder primarily due to increased consulting costs. Selling, general and administrative expense in the nine month period ended September 30, 2006 increased $3.6 million over the prior year period, primarily due to increases in legal fees, bad debt expense, SFAS 123(R) costs, and other consulting fees incurred, totaling $1.2 million, $0.9 million, $0.7 million and $0.4 million, respectively, with the remainder due to an increase in salary and benefit costs recorded in the first nine months of 2006, as infrastructure was added to support growth in the Industrial Group.

Research and Development. Research and development costs decreased from the prior year quarter and nine month period due to the completion and launch in late 2005 of two of our data systems product development projects within our Aerospace & Defense segment.

Amortization of Intangible Assets. Amortization of intangible assets remained relatively consistent with both prior year periods.

Interest Expense, Net. Interest expense decreased in the third quarter and nine month periods due to decreased weighted average debt outstanding resulting from our working capital management initiative. The weighted average interest rate remained consistent with the third quarter of 2005 at 5.4%.

Other Income, Net. Other income, net decreased $0.6 million compared to the nine month period of 2005 due primarily to the prior year period including foreign currency transaction gains of $0.6 million while such amounts in the first nine months of 2006 were not significant.

Income Taxes. Our effective income tax rate increased to 41% and 55% for the third quarter and nine months ended September 30, 2006, respectively from 33% and 31% in the third quarter and nine month periods in 2005, respectively, primarily due to the mix of foreign earnings and domestic losses. The change from prior year also reflects the impact of a change in the Mexican statutory tax rate to 29% for 2006 from 30% in 2005.

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities totaled $43.2 million in the first nine months of 2006 as compared to $48.1 million for the comparable period of 2005, primarily driven by the net loss of $0.4 million in 2006 versus net income of $5.6 million in the prior year period which was partially offset by higher depreciation and amortization of $2.5 million. Cash flows from working capital reductions totaled $20.9 million and $22.1 million in the first nine months of 2005 and 2006, respectively. Accounts receivable decreased $18.3 million from the prior year end, primarily due to improved collections of accounts receivable and improved payment terms negotiated with Dana, the results of which are demonstrated by a 14 day decline in days sales outstanding to 52 days as compared to 66 days at the prior year end. Inventories decreased $1.7 million, in the first nine months of 2006, primarily due to Lean and other inventory reduction initiatives. The increase in accounts payable of $9.3 million in the first nine months of 2006 is primarily due to increased sourcing volumes and timing of payments in addition to $1.9 million of pre-petition Dana payables remaining unreconciled at September 30, 2006. Other current assets increased $4.1 million in the first nine months of 2006, primarily due to additional deferred contract costs incurred over the prior period.

Net cash used in investing activities decreased $26.4 million to $7.7 million for the first nine months of 2006, primarily due to the return of our Industrial Group’s reinvestment rates to more normal levels as prior year capacity expansion projects ended.

Net cash used in financing activities was $21.3 million for the first nine months of 2006, compared to $5.6 million in the first nine months of 2005. During the first nine months of 2006, we paid $20.0 million on our revolving credit facility; while during the same period for 2005, we paid $5.0 million on our revolving credit facility.

We had total borrowings under our revolving credit facility of $5.0 million at September 30, 2006, and a cash balance of $26.2 million. Subsequent to the third quarter end, we paid off the amounts due under our revolving credit facility. Maximum borrowings on the revolving credit facility are $100.0 million, subject to a $15.0 million limit for letters of credit of which $1.9 million were issued. The credit agreement includes an option to increase the amount of available credit to $125.0 million from $100.0 million, subject to the lead bank’s approval. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group. Our credit agreement and senior notes were amended in March 2006 to revise certain financial covenants. Other terms of the credit agreement and senior notes remained substantially unchanged.

As of September 30, 2006, our principal commitment under the revolving credit facility was $5.0 million due in 2008, while our principal commitment under the senior notes was $7.5 million, $27.5 million and $20.0 million due in 2009, 2011 and 2014, respectively. We also had purchase commitments totaling approximately $28.5 million at September 30, 2006, primarily for inventory production and manufacturing equipment.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no significant changes in our critical accounting policies during the nine months period ended September 30, 2006 except as follows:

•	Stock-based Compensation - The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R). The Company uses the Black-Scholes option-pricing method, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and, consequently, the related expense recognized on the consolidated statement of operations.

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

A number of significant factors could materially affect our specific business operations, and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results include: cost and availability of raw materials such as steel, components, freight, natural gas or utilities; cost and inefficiencies associated with increasing our manufacturing capacity and launching new programs; stability and predictability of our costs and margins or our customers’ forecasts, financial conditions, late payments, low-margin product mix, market shares, changing product requirements or scheduling demands; costs associated with breakdowns or repairs of machinery and equipment; growth beyond our productive capacity, cyclical or other downturns, adverse impacts of new technologies or other competitive pressures which erode our margins; cost, efficiency and yield of our operations including capital investments, working capital, scrap rates cycle times, injuries, self-insured risks, wages, freight, production schedules, overtime costs, or expediting costs; failure to make strategic acquisitions or to integrate and improve results of acquired businesses or to identify and adequately insure environmental or other risks in due diligence; inventory valuation risks due to obsolescence, shrinkage, theft, price, overstocking or underbilling; changes in government funded or other customer programs; reliance on major customers or suppliers, especially in the automotive sector where bankruptcies (such as Dana Corporation’s recent filing) could result in the rejection or modification of our contracts; revised contract prices or estimates of major contract costs; dependence on, recruitment or retention of management or other key employees; union negotiations; pension valuation, health care or other benefit costs; labor relations; strikes; risks of foreign operations; currency exchange rates; costs and supply of debt, equity capital, or insurance due to poor operating or financial results, new business risks, credit ratings, debt covenant violations, contract claims, insurance conditions or regulatory developments; impairments or write-offs of goodwill or fixed assets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; weaknesses in internal controls; costs of compliance with auditing, regulatory or contractual obligations; regulatory actions or sanctions; disputes or litigation, involving customer, supplier, creditor, stockholder, product liability or environmental claims; war, terrorism or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or

unknown risks and uncertainties; and the risk factors disclosed in Item 1A of our Annual Report on Form 10K for the fiscal year ended December 31, 2005, as updated by Item 1A of Part II of this report.

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

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.25% at September 30, 2006) based upon our leverage ratio. A change in interest rates of 100 basis points would not significantly change interest expense on an annualized basis, based upon our debt outstanding at September 30, 2006. Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains related to U.S. Dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. dollars. A one percent change in foreign currency exchange rates would result in remeasurement gain or loss of $0.3 million on an annualized basis, based upon the U.S. Dollar denominated accounts of our foreign subsidiary at September 30, 2006. A change in fixed interest rates of 100 basis points would change the fair value of our Senior Notes by $2.8 million. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurances that the growth in our Industrial Group’s business combined with significant increases in the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates.

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

As of September 30, 2006, we had provided approximately $51.2 million in combined trade credit outstanding to ArvinMeritor, Dana and Visteon, each of which currently carries at least one “non-investment grade” credit rating on its unsecured debt, indicating a high potential risk of default. There can be no assurance that any of our customers will not default on, delay or dispute payment of, or seek to reject our outstanding invoices in bankruptcy or otherwise.

On March 3, 2006 (the Filing Date), our largest customer, Dana, and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia- Pacific, Canadian and Mexican subsidiaries (Dana Mexico) were excluded from the Chapter 11 filing. On May 10, 2006, the Company reached an agreement with Dana (the Agreement) under which both parties agreed, among other things, that Dana owed the Company approximately $22.1 million, subject to reconciliation. Of this amount, the Agreement also provided the Company with a $9.2 million progress payment on May 11, 2006, as well as reduced payment terms on a prospective basis. During the third quarter and in conjunction with the reconciliation under the Agreement, the Company successfully reconciled approximately $9.9 million of payables to Dana against receivables from Dana. Accordingly, as of September 30, 2006 (excluding certain gain contingencies), net amounts due from pre-petition Dana (Debtor in Possession) approximated $3.0 million, which was subject to additional offsets from accounts payable to Dana and other protected claims of approximately $1.9 million. The Company continues to pursue additional offsets, possible gain contingencies and other relief through the Bankruptcy Court and other dispute resolution efforts.

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

On August 1, 2006, the restrictions on 6,000 restricted shares expired, of which 2,259 were withheld by the Company for payment of employee payroll taxes related to such vesting. Common shares repurchased are held in treasury. The following table summarizes our repurchases during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 2006	2,259	$7.06	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC. (Registrant)

Date: November 1, 2006	By:	/s/ T. Scott Hatton
(T. Scott Hatton)
Vice President & Chief Financial Officer

Date: November 1, 2006	By:	/s/ Jeffrey T. Reibel
(Jeffrey T. Reibel)
Controller (Principal Accounting Officer)