Form 10-K
period 2006-12-31
SYPRIS SOLUTIONS INC
filed 2007-03-14
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Bullitt Lane, Suite 450 Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was $90,168,612.

There were 18,901,875 shares of the registrant’s common stock outstanding as of March 8, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held April 24, 2007 are incorporated by reference into Part III to the extent described therein.

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

Truck Components & Assemblies. We are the principal supplier of manufacturing services for the forging and machining of medium and heavy-duty truck axle shafts and other drive train components in North America. We produce these axle shafts and components under multi-year, sole-source contracts with ArvinMeritor, Inc. (ArvinMeritor) and Dana Corporation (Dana), the two primary providers of drive train assemblies for use by the leading truck manufacturers, including Ford Motor Company (Ford), Freightliner LLC (Freightliner), Mack Trucks, Inc. (Mack), Navistar International Corporation (Navistar), PACCAR, Inc. (PACCAR) and Volvo Truck Corporation (Volvo). We supply ArvinMeritor with trailer axle beams for use by the leading trailer manufacturers, including Dorsey Trailer Company (Dorsey), Great Dane Limited Partnership (Great Dane), Hyundai Motor Company (Hyundai), Stoughton Trailers, LLC (Stoughton), Trailmobile Corporation (Trailmobile), Utility Trailer Manufacturing Company (Utility) and Wabash National Corporation (Wabash). We also supply Ford with light axle shafts for the F150, F250, F350 and Ranger series pickup trucks, the Expedition, Lincoln Navigator and the Mustang GT, and Traxle Manufacturing Inc. (Traxle) with forged axle shafts for the heavy duty truck market. We continue to support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies. Our truck components & assemblies business accounted for approximately 70% of net revenue in 2006.

Aerospace & Defense Electronics. We are an established supplier of manufacturing services for the production of complex circuit cards, high-level assemblies and subsystems. We have historically had long-term relationships with many of the leading aerospace & defense contractors, including Boeing Company (Boeing), General Dynamics Corporation (General Dynamics), Honeywell International, Inc. (Honeywell), Lockheed Martin Corporation (Lockheed), Northrop Grumman Corporation (Northrop Grumman) and Raytheon Company (Raytheon). We currently manufacture complex circuit card assemblies under multi-year contracts with Raytheon for programs involving a missile guidance system and an air defense network, and under a multi-year contract with Honeywell for main color display systems in the cockpit of a military aircraft. We also have a long-term relationship with the U.S. Government to design and build secure communications equipment and encryption devices. The defense budget for fiscal 2007 contains provisions to increase spending for space, smart weapons, surveillance, intelligence and secure communications, areas for which we have long provided essential services and products; however, funds were diverted in 2005 and 2006 to finance the armed forces and related equipment and expendable supplies for the war in Iraq, and we expect this to continue throughout 2007. Our aerospace & defense electronics business accounted for approximately 18% of net revenue in 2006.

Test & Measurement Services. We provide technical services for the calibration, certification and repair of test & measurement equipment in and outside the United States (U.S.). We have a multi-year contract with the Federal Aviation Administration (FAA) to calibrate and certify the equipment that is used to maintain the radar systems and directional beacons at over 460 airports in the U.S., the Caribbean and the South Pacific. We also have a contract with the National Weather Service to calibrate the equipment that is used to maintain the NEXRAD Doppler radar systems at over 120 advanced warning weather service radar stations in 45 states, the Caribbean and

Guam. We also have a multi-year contract with AT&T Corporation (AT&T) to provide calibration and certification services at over 200 of its central and field switching locations. We are seeing an increased interest by large companies, such as Eastman Kodak Company (Kodak), in awarding multi-year contracts for calibration services in order to accelerate vendor reduction programs and reduce costs. Our test & measurement services business accounted for approximately 8% of net revenue in 2006.

Recent Developments

On March 3, 2006 (Filing Date), our largest customer, Dana, and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia-Pacific, Canadian and Mexican subsidiaries were excluded from the Chapter 11 filing. On May 10, 2006, we reached an agreement with Dana (Agreement) under which both parties agreed, among other things, that Dana owed us approximately $22.1 million, subject to reconciliation and that we owed Dana approximately $11.8 million. Of this amount, the Agreement also provided us with a $9.2 million progress payment on May 11, 2006, as well as reduced payment terms on a prospective basis. During the third quarter and in conjunction with the reconciliation under the Agreement, we successfully reconciled approximately $9.9 million of payables to Dana against receivables from Dana. As of December 31, 2006, we had completed the reconciliation process with Dana under the Agreement. Accordingly, as of December 31, 2006 (excluding certain gain contingencies), net amounts expected to be collected from pre-petition Dana (Debtor in Possession) after remaining accounts payable offsets approximates $1.1 million, although Dana has yet to pay such amounts. We also have a $3.3 million refundable deposit with Dana for a specified business line yet to be transferred to us for which we are pursuing reimbursement.

In addition, on December 6, 2006, an independent arbitrator ruled that Dana had breached certain of its agreements with Sypris by failing to transfer certain volumes of business and by failing to pay the appropriate prices for the volumes that were transferred. As a result, the arbitrator awarded payments to Sypris totaling $1.8 million plus $0.1 million per month on an ongoing basis until such breaches are cured. On January 29, 2007, this award became final. We received a partial payment of $0.9 million on March 7, 2007.

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

Improved Supply Chain Management. We believe that the trend in outsourcing favors specialists that have the financial, managerial and capital resources to assume an increasingly greater role in the management of the supply chain for the customer. By utilizing fewer and more capable suppliers, companies are able to greatly simplify the infrastructure required to manage these suppliers, thereby reducing their costs, risks and logistical complexity, while improving margins, supply chain reliability, flexibility and long-term strategic planning.

Our Markets

Truck Components & Assemblies. The truck components & assemblies market consists of the original equipment manufacturers, or OEMs, including DaimlerChrysler Corporation, Ford, Freightliner, General Motors Corporation, Mack, Navistar, PACCAR and Volvo, and a deep and extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. The trailer market consists of OEMs including Dorsey, Great Dane, Hyundai, Stoughton, Trailmobile, Utility and Wabash. Tier I companies represent the primary suppliers to the OEMs and includes ArvinMeritor, Dana, Delphi Automotive Systems Corporation, Eaton Corporation, and Visteon Corporation (Visteon), among others. Many of the Tier I companies are confronted with excess capacity, high hourly wage rates, costly benefit packages and aging capital equipment. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components & assemblies and the trailer markets, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels.

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

The nature of providing outsourced manufacturing services to the aerospace & defense electronics industry differs substantially from the traditional commercial outsourced manufacturing services industry. The cost of failure can be extremely high, the manufacturing requirements are typically complex and products are produced in relatively small quantities. Companies that provide these manufacturing services are required to maintain and adhere to a number of strict and comprehensive certifications, security clearances and traceability standards.

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

Dedicate our Resources to Support Strategic Partnerships. We will continue to dedicate our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management and have the potential for long-term growth. We prefer contracts that are sole-source by part number so we can work closely with the customer to the mutual benefit of both parties. ArvinMeritor and Dana have awarded us with sole-source supply agreements that run through 2013 and 2014, respectively. Historically, we entered into multi-year manufacturing services agreements with Boeing, Honeywell, Lockheed Martin, Northrop Grumman and Raytheon. Our success in establishing outsourcing partnerships with key customers has historically led to additional contracts, and we believe that if we continue to successfully perform on current contracts, we will have additional growth opportunities with these and other customers.

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

Invest to Increase our Competitiveness and that of our Partners. We will continue to invest in advanced manufacturing and process technologies to reduce the cost of the services we provide for our customers on an ongoing basis. We continue to expand and automate the services we provide to our customers in the truck components & assemblies market, with approximately $136 million invested from 2000 to 2006. The automation substantially increased our output per man hour and enabled us to offer our customers reduced pricing that helped them to remain competitive on a global scale. Our ability to leverage this capability across a number of customers in the future will further improve our capacity utilization, absorption of overhead and reduce our manufacturing costs.

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

Truck Components & Assemblies:

ArvinMeritor	Axle shafts and drive train components for medium and heavy-duty trucks and axle beams for trailers.
Axle Alliance	Axle shafts for heavy-duty trucks.
Dana	Axle shafts, drive train components and steer axle components for use in light, medium and heavy-duty trucks.
Ford	Axle shafts for mustangs, light-duty trucks and super-duty trucks.
Traxle	Axle shafts for heavy-duty trucks.

Aerospace & Defense Electronics:

Honeywell	Complex circuit cards for the color display systems used in military aircraft.
U.S. Government	Encryption devices, secure communications equipment and recording systems.
Raytheon	Complex circuit cards for use in a missile guidance system and an integrated air defense network.

Test & Measurement Services:

AT&T	Calibration and certification at over 230 central and field switching locations.
Federal Aviation Administration	Calibration and certification at over 460 airports or airways facilities.
Lockheed Martin	Testing of electronic components for space and defense applications.
National Weather Service	Calibration and certification for over 120 advanced warning weather radar stations.

Manufacturing Services

Our manufacturing services typically involve the fabrication or assembly of a product or subassembly according to specifications provided by our customers. We purchase raw materials or components from our customers and independent suppliers in connection with performing our manufacturing services. Our manufacturing capabilities are enhanced by advanced quality and manufacturing techniques, Lean Manufacturing, just-in-time procurement and continuous flow manufacturing, statistical process control, total quality management, stringent and real-time engineering change control routines and total cycle time reduction techniques.

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

Products

In addition to our outsourced services, we provide some of our customers with specialized products including digital and analog data systems and encryption devices used in military applications, magnetic meters and sensors used in commercial and laboratory environments and high-pressure closures and joints used in pipeline and chemical systems. As we look to grow our Aerospace & Defense segment, emphasis will be placed on funding of new products to broaden our portfolio and meet the needs of our customers.

Our Customers

Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offering. Our five largest customers in 2006 were Dana, ArvinMeritor, Ford, Traxle and Raytheon. These five customers accounted for 70% and 67% of net revenue in 2006 and 2005 respectively. Our five largest customers in 2004 were ArvinMeritor, Dana, Honeywell, Raytheon and Visteon. These five customers accounted for 67% of net revenue in 2004. More specifically, for the year ended December 31, 2006, Dana and ArvinMeritor represented approximately 41% and 19% of our net revenue, respectively. Similar amounts for the 2005 and 2004 years ended for Dana were 39% and 36%, respectively, while ArvinMeritor was 15% for both the 2005 and 2004 years ended.

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

Consolidated non-U.S. net revenues were $86.2 million, or 17% and $68.7 million, or 13% of our consolidated net revenues in 2006 and 2005, respectively. Similar amounts for 2004 were $26.5 million, or 6% of our consolidated net revenue. In 2006, 2005, and 2004, our non-U.S. net income was $5.8 million, $4.9 million and $2.5 million, respectively, as compared to a consolidated net loss of $1.4 million in 2006 and net income of $5.3 million and $8.3 million in 2005 and 2004, respectively. You can find more information about our regional operating results in “Note 18 Segment Information” in Item 8 of this Form 10-K.

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

Backlog

Our order backlog at December 31, 2006 was $99.5 million as compared to order backlog at December 31, 2005 of $101.9 million. Backlog for the Aerospace & Defense segment and the Test & Measurement segment at December 31, 2006 was $94.0 million and $5.5 million, respectively. Backlog for the Aerospace & Defense segment and the Test & Measurement segment at December 31, 2005 was $98.2 million and $3.7 million, respectively. Backlog consists of purchase orders with scheduled delivery dates and quantities. Total backlog at December 31, 2006 included $91.6 million for orders that are expected to be filled within 12 months. Our backlog has varied from quarter to quarter and may vary significantly in the future as a result of the timing of significant new orders and/or shipments, order cancellations, material availability and other factors.

Competition

The outsourced manufacturing services markets that we serve are highly competitive, and we compete against numerous domestic companies in addition to the internal capabilities of some of our customers. In the truck components & assemblies market, we compete primarily against companies including Mid-West Forge, Inc., Spencer Forge and Machine, Inc. and Traxle, that serve as suppliers to many Tier I and smaller companies. In the aerospace & defense electronics market, we compete primarily against companies including Jabil Circuit, Inc., LaBarge, Inc., Primus Technologies Corporation, Sparton Corporation and Teledyne Technologies Incorporated. In the test & measurement services market, we compete primarily against companies including SIMCO Electronics, Transcat, Inc., Davis Inotek Instruments, and a variety of small, local, independent laboratories. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours.

We believe that the principal competitive factors in our markets include the availability of capacity, technological capability, flexibility, financial strength and timeliness in responding to design and schedule changes, price, quality and delivery. Although we believe that we generally compete favorably with respect to each of these factors, some of our competitors are larger and have greater financial and operating resources than we do. Some of our competitors have greater geographic breadth and range of services than we do. We also face competition from manufacturing operations of our current and potential customers that continually evaluate the relative benefits of internal manufacturing compared to outsourcing. We believe our competitive position to be good, and the barriers to entry to be high in the markets we serve.

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

Research and Development

Our research and development activities are mainly related to our product lines that serve the aerospace & defense electronics market. Process improvement expenditures related to our outsourced services are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small percentage of our net revenue. We invested $2.0 million, $2.8 million and $3.7 million in research and development in 2006, 2005 and 2004, respectively. We also utilize our research and development capability to develop processes and technologies for the benefit of our customers.

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

Employees

As of December 31, 2006, we had a total of approximately 2,639 employees, 2,174 engaged in manufacturing and providing our technical services, 46 engaged in sales and marketing, 151 engaged in engineering and 268 engaged in administration. Approximately 1,298 of our employees are covered by collective bargaining agreements with various unions that expire on various dates through 2009. Excluding certain Mexico employees covered under an annually ratified agreement, no other collective bargaining agreements are subject to renewal in the next 12 months. Although we believe overall that our relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

In the past few years, we have signed long-term supply agreements with Dana and ArvinMeritor and acquired their facilities in Morganton, North Carolina, Kenton, Ohio and Toluca, Mexico, among other manufacturing assets. Although these acquired facilities have well-established product markets, these customers or their products may not continue to be successful, product enhancements may not be made in a timely fashion, our long-term pricing agreements could generate lower margins than anticipated and there can be no assurance that we will successfully integrate these operations. In addition, our failure to identify potential liabilities with respect to certain indemnified environmental and other conditions, or our assertion of related claims, could adversely affect our operating results or our customer relationships.

On the Filing Date, Dana and 40 of its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. Dana (or any of our other significant customers who similarly seek bankruptcy protection) could act to terminate all or a portion of its business with us, originate new business with our competitors, terminate or assign our long-term supply agreements. Any loss of revenue from our major customers, including the non-payment or late payment of our invoices, could adversely affect our balance sheet, revenues, profitability and cash flows, debt covenants or access to capital needed for operations.

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

Our five largest customers in 2006 and 2005 were Dana, ArvinMeritor, Ford, Traxle and Raytheon, collectively accounting for 70% and 67% of net revenue in 2006 and 2005, respectively. Our five largest customers in 2004 were ArvinMeritor, Dana, Honeywell, Raytheon and Visteon, collectively accounting for 67% of net revenue in 2004. The truck components & assemblies industry has experienced credit risk, highly cyclical market demand, labor unrest, rising steel costs, bankruptcy and other obstacles, while the aerospace & defense electronics industry has seen consolidation and uncertain funding.

We depend on the continued growth and financial stability of these customers, our core markets in these industries and general economic conditions. Adverse changes affecting these customers, markets or general conditions could harm our operating results. The truck components market is highly cyclical, due in part to regulatory deadlines, and is expected to decline by up to 40% in 2007. We expect these declines to cause a significant drop in our revenues which is anticipated to adversely affect our financial results. However, if we fail to plan effectively, our inventory levels, fixed costs or other key financial results could be more unfavorable than our forecasts.

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

As of February 25, 2007, we had provided approximately $39.0 million in combined trade credit outstanding to ArvinMeritor, Dana and Ford, each of which currently carries at least one “non-investment grade” credit rating on its unsecured debt, indicating a high potential risk of default. There can be no assurance that any of our customers will not default on, delay or dispute payment of, or seek to reject our outstanding invoices in bankruptcy or otherwise.

On the Filing Date, our largest customer, Dana, and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia-Pacific, Canadian and Mexican subsidiaries were excluded from the Chapter 11 filing. On May 10, 2006, we entered into the Agreement under which both parties agreed, among other things, that Dana owed us approximately $22.1 million, subject to reconciliation. Of this amount, the Agreement also provided us with a $9.2 million progress payment on May 11, 2006, as well as reduced payment terms on a prospective basis. During the third quarter and in conjunction with the reconciliation under the Agreement, we successfully reconciled approximately $9.9 million of payables to Dana against receivables from Dana. As of December 31, 2006, Dana and the Company had substantially completed the reconciliation process under the Agreement. Accordingly, as of December 31, 2006 (excluding certain gain contingencies), net amounts expected to be collected from pre-petition Dana (Debtor in Possession) approximated $1.1 million, although Dana has yet to pay such amounts. We also have a $3.3 million refundable deposit with Dana for a specified business line yet to be transferred to us for which we are pursuing reimbursement.

In addition, on December 6, 2006, an independent arbitrator initially held that Dana had breached its agreements with Sypris by failing to transfer certain volumes of business and by failing to pay the appropriate prices for the volumes that were transferred. As a result, the arbitrator awarded payments to Sypris totaling $1.8 million plus $0.1 million per month on an ongoing basis until such breaches are cured. On January 29, 2007, this award became final. We received a partial payment of $0.9 million on March 7, 2007. We continue to pursue additional offsets, possible gain contingencies, attorneys’ fees, interest and other relief through the Bankruptcy Court and other dispute resolution efforts, the outcome of which is uncertain at this time. For the year ended December 31, 2006, we incurred over $1.5 million of legal and other professional fees for Dana related issues. Such costs are included in selling, general and administrative expense in the consolidated statement of operations.

Dana may be unable to reorganize, reach acceptable terms with its creditors or emerge from Chapter 11. Our supply agreements may be rejected or assigned by Dana, and we may be unable to negotiate acceptable terms with the reorganized Dana. Dana (or any of our other significant customers who similarly seek bankruptcy protection) could seek to terminate business with us or originate new business with our competitors. Any loss of revenue from our major customers, including the non-payment or late payment of our invoices, could adversely affect our balance sheet, revenues, profitability and cash flows, debt covenants or access to capital needed for operations.

Congressional budgetary constraints or reallocations can reduce our government sales.

We sell manufacturing services and products to a number of government agencies, which in the aggregate represented approximately 8% and 9% of our net revenue in 2006 and 2005, respectively. We also serve as a contractor for large aerospace & defense companies such as Boeing, Honeywell, Lockheed Martin, Northrop Grumman and Raytheon, typically under federally funded programs. Sales to larger aerospace & defense customers, in the aggregate, represented approximately 7% and 9% of net revenue during 2006 and 2005, respectively.

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

Some of our manufacturing services or products require one or more components that are available from a limited number of providers or from sole-source providers. In the past, some of the materials we use, including steel, certain forgings or castings, capacitors and memory and logic devices, have been subject to industry-wide shortages. As a result, suppliers have been forced to allocate available quantities among their customers, and we have not been able to obtain all of the materials desired. Our inability to reliably obtain these or any other materials when and as needed could slow production or assembly, delay shipments to our customers, impair the recovery of our fixed costs and increase the costs of recovering to customers’ schedules, including overtime, expedited freight, equipment maintenance, operating inefficiencies, higher working capital and the obsolescence risks associated with larger buffer inventories. Each of these factors could reduce operating results.

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

If we are unable to improve the cost, efficiency and yield of our operations, our costs could increase and our financial results could decline. A number of major obstacles could include: inflationary pressures; changes in anticipated product mix and the associated variances in our profit margins; efforts to increase our manufacturing capacity and launch new programs; efforts to migrate, restructure or move business operations from one location to another; the need to identify and eliminate our root causes of scrap; our ability to achieve expected annual savings or other synergies from past and future business combinations; inventory risks due to shifts in market demand; obsolescence; price erosion of raw material or component parts; shrinkage, or other factors affecting our inventory valuations; or inability to successfully manage growth, contraction or competitive pressures in our primary markets.

Our management or systems could be inadequate to support our existing or future operations. Growth in our business could require us to invest in additional equipment to improve our efficiency. We may have limited experience or expertise in installing or operating such equipment, which could negatively impact our ability to deliver products on time or with acceptable costs. In addition, a material portion of our manufacturing equipment requires significant maintenance to operate effectively and we may experience maintenance and repair issues. If our efforts to relocate equipment between facilities are unsuccessful or require more time than anticipated, the resulting delays could negatively impact our production processes.

Our growth strategies could be ineffective due to the risks of further acquisitions.

Our growth strategy includes acquiring complementary businesses. We could fail to identify, finance or complete suitable acquisitions on acceptable terms and prices. Acquisition efforts could increase a number of risks, including: diversion of management’s attention; difficulties in integrating systems, operations and cultures; potential loss of key employees and customers of the acquired companies; lack of experience operating in the geographic market of the acquired business; an increase in our expenses and working capital requirements; risks of entering into markets or producing products where we have limited or no experience, including difficulties in integrating purchased technologies and products with our technologies and products; our ability to improve productivity and implement cost reductions; our ability to secure collective bargaining agreements with employees; and exposure to unanticipated liabilities.

Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or, after closing with regard to the timely discovery of breaches of representations or warranties, or of certain indemnified environmental conditions, could seriously harm our business.

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

Our future liquidity and capital requirements are difficult to predict because they depend on numerous factors, including the pace at which we grow our business and acquire new facilities. One method we have used to obtain multi-year supply agreements is to buy a customer’s non-core manufacturing assets and produce products for them. We may need to raise substantial additional funds in order to grow this business. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. Additional equity financing could result in dilution to existing holders. If additional financing is obtained in the form of debt, the terms of the debt could place restrictions on our ability to operate or increase the financial risk of our capital structure. Our ability to borrow under our current credit facility is conditioned upon our compliance with various financial covenants. We could lose our access to such financing if we experience adverse changes in our operations, poor financial results, increased risk profiles of our businesses, declines in our credit ratings, any actual or alleged breach of our debt covenants, insurance conditions or similar agreements, or any adverse regulatory developments. The Company has negotiated revised terms and conditions with respect to its revolving credit facility and certain outstanding notes and anticipates that such revised terms will become effective on or before March 31, 2007. However there can be no assurances that these transactions will be closed, and the Company’s financial condition or results could be materially harmed if a mutually satisfactory agreement is not achieved.

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

We often provide manufacturing services and products under contracts that contain detailed specifications, quality standards and other terms. If we are unable to perform in accordance with such terms, our customers might seek to terminate such contracts, or downgrade our past performance rating, an increasingly critical factor in federal procurement competitions. Moreover, many of our contracts are subject to termination for convenience or upon default. These provisions could provide only limited recoveries of certain incurred costs or profits on completed work, and could impose liability for our customers’ costs in procuring undelivered items from another source. If any of our significant contracts were to be terminated or not renewed, we would lose substantial revenues and our operating results as well as prospects for future business opportunities could be adversely affected.

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

We currently have collective bargaining agreements covering approximately 1,298 employees, or approximately 49% of total employees, none of which are subject to renewal in the next 12 months. Although we believe that our overall relations with our labor unions are positive, we could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the state voluntary action program standards applicable to the site. We continue to test and assess this site to determine the extent of this contamination by the prior owners of the facility. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2002. However, such amounts due from Dana, if any, could be subject to compromise or rejection in conjunction with Dana’s Chapter 11 filing. If rejected, Sypris could be exposed to the risk of a substantial discount if Dana’s indemnification obligation were held to be an unsecured, prepetition claim.

A leased facility we formerly occupied in Tampa, Florida is subject to remediation activities related to groundwater contamination involving methyl chloride and other volatile organic compounds, which occurred prior to our use of the facility, and such contamination extends beyond the boundaries of the facility. The prior operator of the facility has entered into a consent order with the State of Florida and agreed to remediate the contamination, the full scope of which has not yet been determined.

We previously acquired certain business assets formerly located at a leased facility in Littleton, Colorado, where chlorinated solvents had been disposed of on site by a prior owner of the business at the site, contaminating the groundwater at and around the site. The seller of the assets to us is operating a remediation system on the site approved by the State of Colorado and has entered into a consent order with the EPA providing for additional investigation at the site. In addition, Sypris has been contractually indemnified by prior owners of both facilities.

Our Morganton, North Carolina facility is subject to soil and groundwater contamination involving petroleum compounds, certain metals, and other contaminants, some of which may exceed the State of North Carolina standards applicable to the site. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2005. However, such amounts due from Dana, if any, could be subject to compromise or rejection in conjunction with Dana’s Chapter 11 filing. If rejected, Sypris could be exposed to the risk of a substantial discount, if Dana’s indemnification obligation were held to be an unsecured, prepetition claim.

Our Toluca, Mexico facility is subject to soil and groundwater contamination involving petroleum compounds and volatile organic compounds, among other concerns. We continue to test and assess this site to determine the extent of any contamination by the prior owners of the facility. Under our purchase agreement for each facility, Dana and Dana Mexico (Dana’s Mexican subsidiary, not currently a party to the bankruptcy) have agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to June 30, 2006.

Our Kenton, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, volatile organic compounds, certain metals, PCBs and other contaminants. Under our purchase agreement for this facility, Meritor Heavy Vehicle Systems agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified ArvinMeritor prior to May 2, 2006.

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

Many other risk factors beyond our control could seriously disrupt our operations, including: risks relating to war, future terrorist activities, political uncertainties or natural disasters which could shut down our domestic or foreign facilities, disrupt transportation of products or supplies, increase the costs under our self insurance program, or change the timing and availability of funding in our aerospace & defense electronics markets; risks inherent in operating abroad, including foreign currency exchange rates, adverse regulatory developments, and miscommunications or errors due to inaccurate foreign language translations or currency exchange rates; risks relating to natural disasters or other casualties; or our failure to anticipate or to adequately insure against other risks and uncertainties present in our businesses including unknown or unidentified risks.

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

Location	Market Served	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:

Louisville, Kentucky		Lease (2014)	21,600

Manufacturing and Service Facilities:

Kenton, Ohio	Truck Components & Assemblies	Own	540,000	QS 9000

Louisville, Kentucky	Truck Components & Assemblies	Own	467,000	QS 9000

Marion, Ohio	Truck Components & Assemblies	Own	255,000	QS 9000

Morganton, North Carolina	Truck Components & Assemblies	Own	342,000	QS 9000 ISO 14001

Orlando, Florida	Test & Measurement Services	Own	62,000	AS 9100 ISO 9001 ISO 17025/Guide 25 MIL-STD 750, 883, 202 and 810

San Dimas, California	Aerospace & Defense Electronics	Lease (2015)	26,300	ISO 9001

Tampa, Florida	Aerospace & Defense Electronics	Lease (2016)	318,000	ISO 9001 AS 9100 NASA-STD-8739 IPC-A-610, Rev E, Class 3 J-STD-001, Rev E, Class 3

Toluca, Mexico	Truck Components & Assemblies	Own	209,700	QS 9000

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

We are involved from time to time in litigation and other legal or environmental proceedings incidental to our business. There are currently no material pending legal proceedings to which we are a party, excluding the Dana Bankruptcy proceedings under which we are the plaintiff as described under Item 1. “Business – Recent Developments.” Ongoing environmental proceedings include the following:

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

•

Our Toluca, Mexico facility is subject to soil and groundwater contamination involving petroleum compounds and volatile organic compounds, among other concerns. We continue to test and assess this site to determine the extent of any contamination by the prior owners of the facility. Under our purchase agreement for this facility, Dana and Dana Mexico have agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notify Dana prior to June 30, 2006.

•

Our Kenton, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, volatile organic compounds, certain metals, PCBs and other contaminants. We continue to test and assess this site to determine the extent of any contamination by the prior owners of the facility. Under our purchase agreement for this facility, Meritor Heavy Vehicle Systems has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified ArvinMeritor prior to May 2, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “SYPR.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by the Nasdaq Global Market.

	High	Low
Year ended December 31, 2005:
First Quarter	$15.57	$10.61
Second Quarter	12.77	8.52
Third Quarter	14.30	10.74
Fourth Quarter	11.15	8.88

Year ended December 31, 2006:
First Quarter	$11.26	$9.04
Second Quarter	10.10	7.83
Third Quarter	9.99	6.94
Fourth Quarter	8.35	6.77

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sypris Solutions, Inc., The S & P Smallcap 600 Index

And The Russell 2000 Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 20007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

As of March 8, 2007, there were 18,901,875 holders of record of our common stock. On September 22, 2002, our Board of Directors declared an initial quarterly cash dividend of $0.03 per common share outstanding. Cash dividends of $0.03 per common share have been paid quarterly since the initial dividend was declared in 2002.

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. We did not repurchase any of our common stock during the fourth quarter of the fiscal year ended December 31, 2006.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in Item 8 of this Form 10-K. The selected financial data set forth below as of December 31, 2006 and 2005, and for the three years included in the period ended December 31, 2006 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K, and the data below are qualified by reference to those consolidated financial statements and related notes. The financial statement data at December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 are derived from our audited consolidated financial statements not included in this Form 10-K.

	Years Ended December 31,
	2006(1)	2005	2004(2)(3)	2003(3)	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:

Net revenue	$497,664	$522,766	$425,402	$276,605	$273,477
Cost of sales	456,574	471,428	371,963	230,660	223,936

Gross profit	41,090	51,338	53,439	45,945	49,541

Selling, general and administrative	38,592	35,669	35,248	26,711	27,114
Research and development	1,988	2,833	3,697	4,166	3,354
Amortization of intangible assets	645	614	596	194	97

Operating (loss) income	(135)	12,222	13,898	14,874	18,976

Interest expense, net	3,708	5,979	2,100	1,693	2,742
Other (income) expense, net	(387)	(1,325)	(138)	230	(159)

(Loss) income before income taxes	(3,456)	7,568	11,936	12,951	16,393

Income tax (benefit) expense	(2,094)	2,247	3,637	4,860	4,940

Net (loss) income	$(1,362)	$5,321	$8,299	$8,091	$11,453

(Loss) earnings per common share::
Basic	$(0.08)	$0.30	$0.48	$0.57	$0.87
Diluted	$(0.08)	$0.29	$0.47	$0.56	$0.84

Cash dividends per common share	$0.12	$0.12	$0.12	$0.12	$0.06

Shares used in computing per share amounts:
Basic	18,079	18,016	17,119	14,237	13,117
Diluted	18,079	18,323	17,745	14,653	13,664

	December 31,
	2006(1)	2005	2004(2)(3)	2003(3)	2002
	(in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$32,400	$12,060	$14,060	$12,019	$12,403
Working capital	100,717	111,765	143,123	81,456	78,600
Total assets	379,033	417,624	431,178	264,435	224,612
Current portion of long-term debt	5,000	—	7,000	3,200	7,000
Long-term debt, net of current portion	55,000	80,000	110,000	53,000	30,000
Total stockholders’ equity	209,886	213,734	208,939	145,392	137,690

(1)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” under the modified prospective method. We also adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” See Note 1 of our consolidated financial statements.
(2)	On May 3, 2004 and June 30, 2004, respectively, we completed the acquisition of the net assets of ArvinMeritor’s Kenton, Ohio facility and Dana’s Toluca, Mexico facility and their results of operations and related purchased assets are included from those dates forward.
(3)	On December 31, 2003, we completed the acquisition of the net assets of Dana’s Morganton, North Carolina facility and its results of operations and related purchased assets are included from that date forward.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design, testing and other technical services, typically under multi-year, sole-source contracts with major companies and government agencies in the markets for aerospace & defense electronics, truck components & assemblies, and test & measurement services. Revenue from our three core markets accounted for approximately 96% of our revenue for the year ended December 31, 2006, while revenue from our outsourced services accounted for approximately 86% of our revenue.

We are organized into two business groups, the Industrial Group and the Electronics Group. The Industrial Group is one reportable business segment, while the Electronics Group includes two reportable business segments, Aerospace & Defense and Test & Measurement. The Industrial Group is comprised of Sypris Technologies, Inc. and its subsidiaries, which generates revenue primarily from the sale of manufacturing services to customers in the market for truck components & assemblies and from the sale of products to the energy and chemical markets. The Aerospace & Defense reportable segment is comprised of Sypris Data Systems, Inc. and Sypris Electronics, LLC. Revenue from this group is derived primarily from the sale of manufacturing services, technical services and products to customers in the market for aerospace & defense electronics. The Test & Measurement reportable segment consists solely of Sypris Test & Measurement, Inc., which generates revenue primarily from providing technical services for the calibration, certification and repair of test and measurement equipment in the U.S.

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

Allowance for Doubtful Accounts. We establish reserves for uncollectible accounts receivable based on overall receivable aging levels, a specific evaluation of accounts for customers with known financial difficulties and evaluation of customer chargebacks, if any. These reserves and corresponding write-offs could significantly increase if our customers experience deteriorating financial results or in the event we receive a significant chargeback, which is deemed uncollectible.

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

At December 31, 2006, net assets of our Test & Measurement segment were $12.8 million, including goodwill of $6.9 million. Our Test & Measurement segment reported an operating loss in 2006 of $0.1 million, primarily as a result of decreased component screening and product sales. As restructuring efforts continue to pay back and calibration revenues continue to grow, operating income improvement is expected in 2007. If continued improvement in our Test & Measurement operations is not achieved and profitability deteriorates, we may be required to record an impairment charge to goodwill for the Test & Measurement segment.

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

Long-term Contracts A large part of our Aerospace & Defense segment business is derived from long-term contracts for development, production and service activities which we account for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, Audits of Federal Government Contractors, the AICPA’s Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature, as applicable. We consider the nature of these contracts and the types of products and services provided when we determine the proper accounting for a particular contract.

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

Approximately 12%, 16% and 18% of total net revenue was recognized under the percentage of completion method based on units of delivery during 2006, 2005 and 2004, respectively. Approximately 3%, 2% and 3% of total net revenue was recognized under the percentage of completion method based on milestones or cost-to-cost during 2006, 2005 and 2004, respectively. Therefore, the amounts we record in our consolidated financial statements using contract accounting methods and cost accounting standards are material. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are generally included in earnings in the current period. We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. In addition to less formal monthly reviews, management in the Aerospace & Defense segment formally assess the status of contracts on a quarterly basis through extensive estimate at completion reviews which include multiple levels of program personnel. Costs incurred and allocated to contracts with the U.S. Government are reviewed for compliance with regulatory standards by our personnel, and are subject to audit by the Defense Contract Audit Agency.

Pension Plan Funded Status Pension assets and liabilities are complex estimation processes based on third party actuarially determined estimates, which rely on management estimates of the discount rate and rate of return on plan assets. Changes in these rates could significantly impact the actuarially determined amounts recorded in the statement of financial position.

Reserve for Excess, Obsolete and Scrap Inventory We record inventory at the lower of cost, determined under the first-in, first-out method, or market and do reserve for excess, obsolete or scrap inventory. These reserves are primarily based upon management’s assessment of the salability of the inventory, historical usage of raw materials, historical demand for finished goods, and estimated future usage and demand. An improper assessment of salability or improper estimate of future usage or demand, or significant changes in usage or demand could result in significant changes in the reserves and a positive or a negative impact on our consolidated results of operations in the period the change occurs.

Stock-based Compensation We account for stock-based compensation in accordance with the fair value recognition provisions using the Black-Scholes option-pricing method, which requires the input of several subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and, consequently, the related expense recognized on the consolidated statement of operations.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Years Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Years Ended December 31,
	2006	2005	Favorable (Unfavorable)	Favorable (Unfavorable)	2006	2005
	(in thousands, except percentage data)
Net revenue:

Industrial Group	$364,570	$359,602	$4,968	1.4%	73.2%	68.8%
Aerospace & Defense	87,491	115,863	(28,372)	(24.5)	17.6	22.2
Test & Measurement	45,603	47,301	(1,698)	(3.6)	9.2	9.0

Electronics Group	133,094	163,164	(30,070)	(18.4)	26.8	31.2

Total net revenue	497,664	522,766	(25,102)	(4.8)	100.0	100.0

Cost of sales:

Industrial Group	346,894	336,686	(10,208)	(3.0)	95.2	93.6

Aerospace & Defense	73,832	98,367	24,535	24.9	84.4	84.9
Test & Measurement	35,848	36,375	527	1.4	78.6	76.9

Electronics Group	109,680	134,742	25,062	18.6	82.4	82.6

Total cost of sales	456,574	471,428	14,854	3.2	91.7	90.2

Gross profit:

Industrial Group	17,676	22,916	(5,240)	(22.9)	4.8	6.4

Aerospace & Defense	13,659	17,496	(3,837)	(21.9)	15.6	15.1
Test & Measurement	9,755	10,926	(1,171)	(10.7)	21.4	23.1

Electronics Group	23,414	28,422	(5,008)	(17.6)	17.6	17.4

Total gross profit	41,090	51,338	(10,248)	(20.0)	8.3	9.8

Selling, general and administrative	38,592	35,669	(2,923)	(8.2)	7.8	6.8
Research and development	1,988	2,833	845	29.8	0.4	0.6
Amortization of intangible assets	645	614	(31)	(5.0)	0.1	0.1

Operating (loss) income	(135)	12,222	(12,357)	NM	0.0	2.3

Interest expense, net	3,708	5,979	2,271	38.0	0.8	1.1
Other income, net	(387)	(1,325)	(938)	(70.8)	(0.1)	(0.2)

(Loss) income before income taxes	(3,456)	7,568	(11,024)	NM	(0.7)	1.4

Income taxes	(2,094)	2,247	4,341	NM	(0.4)	0.4

Net (loss) income	$(1,362)	$5,321	$(6,683)	NM %	(0.3)%	1.0%

Backlog. Excluding the backlog from our Industrial Group, which ceased to be tracked starting January 1, 2006, our backlog decreased $2.4 million to $99.5 million at December 31, 2006, on $131.3 million in net orders in 2006 compared to $146.4 million in 2005. We expect to convert approximately 92% of the backlog at December 31, 2006 to revenue during 2007.

Backlog for our Aerospace & Defense segment decreased $4.2 million to $94.0 million at December 31, 2006, on $83.5 million in net orders in 2006 compared to $99.9 million in 2005. Backlog for our Test & Measurement segment increased $1.8 million to $5.5 million at December 31, 2006 on $47.7 million in net orders in 2006 compared to $46.5 million in 2005. We expect to convert approximately 92% of the Aerospace & Defense backlog and approximately 100% of the Test & Measurement backlog at December 31, 2006 to revenue during 2007.

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group for the year increased $5.0 million to $364.6 million primarily due to $12.2 million in additional volume, $7.7 million of material pricing pass-through and $0.5 million of price increases which were offset by the cessation of two business lines. We expect revenues to continue to decline in 2007 in line with the forecasted dip in demand for heavy and light-duty truck markets.

The Aerospace & Defense segment derives its revenue from product sales and technical outsourced services. Aerospace & Defense segment net revenue decreased $28.4 million to $87.5 million due to a $32.6 million decline in volume as a result of one encryption product completing its life cycle during 2006, while the launch of the next generation product was delayed into 2007, as well as maturing manufacturing service programs and declines in data storage product sales. All such decreases were partially offset by $4.1 million of pricing increases over the prior year, primarily driven by a manufacturing service program.

The Test & Measurement segment derives its revenue from technical services including calibration and component screening, and product sales. Technical services revenue accounted for approximately 87% and 84% of total Test & Measurement revenue in 2006 and 2005, respectively. Test & Measurement segment net revenue decreased $1.7 million due to a $1.5 million sales decline in a military program product, with the remainder due to decreased technical services sales.

Gross Profit. The Industrial Group’s gross profit decreased $5.2 million in 2006 primarily due to $2.6 million of production inefficiencies which combined with inflationary increases in salary and fringe benefits, utility costs, supplies expenses and material revaluation impacts on scrap expense of $2.4 million, $1.4 million, $0.3 million and $0.2 million, respectively which were partially offset by increased volume associated with higher revenue. Gross profit as a percentage of revenue decreased to 4.8% for 2006 from 6.4% in 2005 as a result of the aforementioned production inefficiencies, higher energy costs and salary and fringe benefits along with the impact of declining overhead absorption rates resulting from inventory reduction initiatives.

The Aerospace & Defense segment’s gross profit decreased $3.8 million in 2006 primarily due to the decline in volume of one encryption product which completed its life cycle during 2006, while the launch of the next generation product was delayed until the middle of 2007. Gross margin for the Aerospace & Defense segment was 15.6% in 2006 as compared to 15.1% in 2005. The increase in gross margin percentage resulted primarily from a more favorable mix of product sales with higher gross margins versus manufacturing services.

The Test & Measurement segment’s gross profit decreased $1.2 million in 2006 primarily due to an unfavorable shift in sales mix from product sales and component screening services with higher margins for technical services sales.

Selling, General and Administrative. Selling, general and administrative expense increased $2.9 million in 2006 and increased as a percentage of net revenue to 7.8% in 2006 from 6.8% in 2005. The increase was primarily driven by a $1.4 million increase in legal fees as a result of Dana’s Chapter 11 filing in 2006, a $0.8 million increase in stock compensation expense as required under SFAS No. 123R, a $0.6 million increase in administrative costs in the Industrial Group related to a full year of additional infrastructure to support the new contracts in the Industrial Group, and a $0.5 million increase in allowances for bad debts for the Aerospace & Defense segment, all of which were partially offset by a decrease for the Test & Measurement segment primarily resulting from reduced headcount and severance costs in the prior period which did not recur.

Research and Development. Research and development costs decreased $0.8 million in 2006 due to a $1.4 million reduction in two of our data systems product development projects, which was partially offset by new intellectual property investments under a manufacturing service program and initial investments in a new product offering within our Aerospace & Defense segment.

Amortization of Intangible Assets. Amortization of intangible assets remained consistent with the prior year period.

Interest Expense, Net. Interest expense decreased in 2006 due to a decrease in our weighted average debt outstanding. Our weighted average debt outstanding decreased to $65.1 million during 2006 from $115.9 million during 2005, resulting primarily from multiple working capital management initiatives. The weighted average interest rate increased to 5.5% in 2006 from 5.2% in 2005. Our effective interest rate is expected to increase in 2007 due to higher interest rates on borrowings under our credit agreement, partially offset by a continuation of working capital reduction initiatives which reduced debt by $20.0 million and increased cash and cash equivalents by $20.3 in 2006.

Other Income, Net. Other income, net decreased $0.9 million in 2006 due primarily to lower foreign currency remeasurement gains of U.S. Dollar denominated accounts of our foreign subsidiaries.

Income Taxes. Our effective income tax rate was 60.6% in 2006 as compared to 29.7% for 2005. The change primarily relates to the mix of foreign earnings and domestic losses. The change from prior year also reflects the impact of a change in the Mexican statutory tax rate to 29% for 2006 from 30% in 2005. In 2006 and 2005, tax expense was reduced $0.4 million and $0.2 million, respectively as a result of the resolution of various domestic federal and state tax liabilities which proved to be less than original estimates.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Years Ended, December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Years Ended December 31,
			Favorable (Unfavorable)	Favorable (Unfavorable)
	2005	2004			2005	2004
	(in thousands, except percentage data)
Net revenue:

Industrial Group	$359,602	$260,410	$99,192	38.1%	68.8%	61.2%

Aerospace & Defense	115,863	119,179	(3,316)	(2.8)	22.2	28.0
Test & Measurement	47,301	45,813	1,488	3.2	9.0	10.8

Electronics Group	163,164	164,992	(1,828)	(1.1)	31.2	38.8

Total net revenue	522,766	425,402	97,364	22.9	100.0	100.0

Cost of sales:

Industrial Group	336,686	235,406	(101,280)	(43.0)	93.6	90.4

Aerospace & Defense	98,367	99,895	1,528	1.5	84.9	83.8
Test & Measurement	36,375	36,662	287	0.8	76.9	80.0

Electronics Group	134,742	136,557	1,815	1.3	82.6	82.8

Total cost of sales	471,428	371,963	(99,465)	(26.7)	90.2	87.4

Gross profit:

Industrial Group	22,916	25,004	(2,088)	(8.4)	6.4	9.6

Aerospace & Defense	17,496	19,284	(1,788)	(9.3)	15.1	16.2
Test & Measurement	10,926	9,151	1,775	19.4	23.1	20.0

Electronics Group	28,422	28,435	(13)	NM	17.4	17.2

Total gross profit	51,338	53,439	(2,101)	(3.9)	9.8	12.6

Selling, general and administrative	35,669	35,248	(421)	(1.2)	6.8	8.3
Research and development	2,833	3,697	864	23.4	0.6	0.9
Amortization of intangible assets	614	596	(18)	(3.0)	0.1	0.1

Operating income	12,222	13,898	(1,676)	(12.1)	2.3	3.3

Interest expense, net	5,979	2,100	(3,879)	(184.7)	1.1	0.5
Other income, net	(1,325)	(138)	1,187	860.1	(0.2)	—

Income before income taxes	7,568	11,936	(4,368)	(36.6)	1.4	2.8

Income taxes	2,247	3,637	1,390	38.2	0.4	0.9

Net income	$5,321	$8,299	$(2,978)	(35.9)%	1.0%	1.9%

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

Quarterly Results

The following table presents our unaudited condensed consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2006. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period.

	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:

Industrial Group	$92,499	$98,454	$93,021	$80,596	$88,690	$89,673	$94,504	$86,735

Aerospace & Defense	26,011	21,917	21,166	18,397	23,996	24,095	33,866	33,906
Test & Measurement	11,487	11,862	11,768	10,486	11,555	11,834	12,441	11,471

Electronics Group	37,498	33,779	32,934	28,883	35,551	35,929	46,307	45,377

Total net revenue	129,997	132,233	125,955	109,479	124,241	125,602	140,811	132,112

Cost of sales:

Industrial Group	86,550	93,963	87,871	78,510	82,293	82,132	87,161	85,100

Aerospace & Defense	22,056	18,570	18,559	14,647	21,605	20,726	28,498	27,538
Test & Measurement	8,772	9,266	9,289	8,521	8,984	8,856	9,546	8,989

Electronics Group	30,828	27,836	27,848	23,168	30,589	29,582	38,044	36,527

Total cost of sales	117,378	121,799	115,719	101,678	112,882	111,714	125,205	121,627

Gross profit:

Industrial Group	5,949	4,491	5,150	2,086	6,397	7,541	7,343	1,635

Aerospace & Defense	3,955	3,347	2,607	3,750	2,391	3,369	5,368	6,368
Test & Measurement	2,715	2,596	2,479	1,965	2,571	2,978	2,895	2,482

Electronics Group	6,670	5,943	5,086	5,715	4,962	6,347	8,263	8,850

Total gross profit	12,619	10,434	10,236	7,801	11,359	13,888	15,606	10,485

Selling, general and administrative	9,919	9,632	10,175	8,866	8,553	9,113	8,492	9,511
Research and development	334	371	427	856	673	944	767	449
Amortization of intangible assets	159	158	163	165	138	175	161	140

Operating income (loss)	2,207	273	(529)	(2,086)	1,995	3,656	6,186	385

Interest expense, net	1,159	1,083	820	646	1,261	1,508	1,797	1,413
Other (income) expense, net	(250)	(8)	12	(141)	(181)	(586)	(89)	(469)

Income (loss) before income taxes	1,298	(802)	(1,361)	(2,591)	915	2,734	4,478	(559)
Income tax expense (benefit)	441	(358)	(559)	(1,618)	325	753	1,477	(308)

Net income (loss)	$857	$(444)	$(802)	$(973)	$590	$1,981	$3,001	$(251)

Earnings (loss) per common share:
Basic	$0.05	$(0.02)	$(0.04)	$(0.05)	$0.03	$0.11	$0.17	$(0.01)
Diluted	$0.05	$(0.02)	$(0.04)	$(0.05)	$0.03	$0.11	$0.16	$(0.01)

Cash dividends per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

Shares used in computing earnings (loss) per common share:
Basic	18,042	18,065	18,094	18,105	17,964	18,028	18,036	18,037
Diluted	18,289	18,065	18,094	18,105	18,296	18,261	18,423	18,037

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities decreased $19.8 million to $52.8 million in 2006. The cash provided by operating activities in 2006 includes a net decrease in working capital investment primarily due to a decrease in accounts receivable and inventories of $35.1 and $5.1 million, respectively. The reduction in working capital in 2006 was primarily driven by the continued execution of our working capital management program along with improved payment terms negotiated in 2006 with various significant customers.

Net cash used in investing activities was $10.6 million in 2006 as compared to $36.2 million in 2005. Capital expenditures decreased to $10.3 million in 2006 from $36.3 million in 2005. Capital expenditures in 2006 for our Industrial Group were $5.2 million principally comprised of forging, machining, and centralized tooling equipment, while capital expenditures for our Aerospace & Defense and Test & Measurement segments were $2.2 million and $2.8 million, respectively, principally comprised of manufacturing, assembly and test equipment. Capital expenditures in 2005 for the Industrial Group were $28.4 million, while capital expenditures in 2005 for our Aerospace & Defense and Test & Measurement segments were $2.9 million and $4.4 million, respectively. The reduction of capital expenditures in the Industrial Group for 2006 is the result of our expected gradual return to normal levels of capital expenditures, after our initial investments in new plants, forging technology and automation. Capital expenditures decreased in 2006 for the Aerospace & Defense segment as several programs neared completion and new programs required less new capital investment than in prior years.

Net cash used in financing activities was $21.9 million in 2006 as compared to $38.3 million in 2005. In 2006, we made net repayments totaling $20.0 million on our revolving credit facility as a result of cash flow from operations under our various working capital management initiatives.

We had total borrowings under our revolving credit facility of $5.0 million at December 31, 2006, and an unrestricted cash balance of $32.4 million. Approximately $7.7 million of the unrestricted cash balance relates to our Mexican subsidiaries. At the end of 2006, maximum borrowings permitted under the revolving credit facility were $100.0 million, subject to a $15.0 million limit for letters of credit of which $1.7 million were issued. The credit agreement included an option to increase the amount of available credit to $125.0 million from $100.0 million, subject to the lead bank’s approval. In March 2007, we agreed to terms with our bank group to amend the revolving credit agreement to limit total borrowings at $50.0 million, with $50.0 million of additional borrowings available upon lead bank approval, extend the Credit Agreement through October 2009, revise certain financial covenants providing more flexibility in our financing structure and add a security interest in our accounts receivable, inventory and equipment. Under the agreed to terms, other terms of the Credit Agreement remain substantially unchanged. Borrowings under the revolving credit facility may be used to finance working capital requirements, acquisitions and for general corporate purposes, including capital expenditures. Most acquisitions require the approval of our bank group. We intend to use such borrowing capacity to ratably repay $25 million of the outstanding senior notes. We also agreed to terms to amend our senior notes in March 2007 to enable the aforementioned repayment of $25 million of the outstanding senior notes, revise certain financial covenants, modify the June 30, 2014 principle payment to June 30, 2012, update our fixed interest rates and among other things, add a perfected security interest in our accounts receivable, inventory and equipment. Under the agreed to terms, other terms of the senior notes remain substantially unchanged.

Our principal commitments at December 31, 2006 consisted of repayments of borrowings under the credit agreement and senior notes, pension obligations and obligations under operating leases for certain of our real property and equipment. Estimated pension contributions for 2007 are expected to range from $0.3 million to $0.5 million. We also had purchase commitments totaling approximately $32.4 million at December 31, 2006, primarily for inventory and manufacturing equipment. The following table provides the payment dates of our debt and contractual lease obligations at December 31, 2006, excluding current liabilities except for the current portion of long-term debt and prior to the 2007 amendments of our senior notes and credit agreement (amounts in thousands):

	2007	2008	2009	2010	2011	2012 & Thereafter
Revolving credit facility	$5,000	$—	$—	$—	$—	$—
Senior notes	—	—	7,500	—	27,500	20,000
Operating leases	8,311	7,559	6,297	2,813	2,620	8,812

Total	$13,311	$7,559	$13,797	$2,813	$30,120	$28,812

At December 31, 2006 we also had approximately $16.2 million of federal net operating loss carryforwards available to offset future federal taxable income. Such carryforwards will increase future cash flows, if utilized, and reflect income tax losses incurred. Approximately, $5.7million and $10.5 million of the carryforwards will expire on December 31, 2024 and 2026, respectively.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Specifically, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are required to adopt the provisions of FIN 48 on January 1, 2007. The impact of our reassessment of our tax positions in accordance with the requirements of FIN 48 is expected to be immaterial; however, the Company is awaiting additional guidance expected to be issued in March 2007.

On December 31, 2006, we adopted the recognition and disclosure provisions Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”, which required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the plan’s funded status in our statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized a component of other comprehensive income. Those amounts, noted below, will be subsequently recognized as a component of net periodic pension cost pursuant to our historical accounting policy for amortizing such amounts.

The incremental effects of adopting the provisions of SFAS No. 158 on our statement of financial position at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on our consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect our operating results in future periods. Had we not been required to adopt SFAS No. 158 at December 31, 2006, we would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Application of Statement 158.”

	December 31, 2006
	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	Reported
	(in thousands)
Other assets (pension)	$5,071	$(3,212)	$1,859
Other liabilities (pension)	(3,989)	(148)	(4,137)
Other liabilities (deferred taxes)	1,446	1,307	2,753
Accumulated other comprehensive loss	(3,735)	(3,360)	(7,095)

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $0.4 million ($0.3 million, net of tax) and unrecognized actuarial losses of $7.5 million ($4.6 million net of tax).

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, the financial statements for prior periods do not reflect any restated amounts. In accordance with Statement 123(R), we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

As a result, selling general and administrative expense, net loss, basic loss per common share and diluted loss per common share for the year ended December 31, 2006 includes $1.0 million, $0.6 million, $0.04 and $0.04, respectively related to non-cash compensation expense. Non-cash compensation expense included in selling general and administrative expense, net loss, basic earnings per common share and diluted earnings per common share for 2005 were $0.2 million, $0.1 million, $0.01 and $0.01, respectively. We had no non-cash compensation for the year ended December 31, 2004. No stock-based compensation was capitalized into inventory, or property plant and equipment during 2006 or 2005. In conjunction with the adoption of SFAS No. 123(R), we selected the straight-line amortization method for graded vesting options granted subsequent to January 1, 2006. Prior to that date, we used an accelerated method previously required for graded vesting awards.

As permitted by SFAS No. 123, we historically accounted for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 pro forma disclosure below, excluding the impact of the “underwater” option accelerations in 2005. Our pro forma information is as follows (in thousands except per share data):

	Years ended December 31,
	2005	2004
Net income	$5,321	$8,299
Pro forma stock-based compensation expense, net of tax	2,597	1,277

Pro forma net income	$2,724	$7,022

Pro forma earnings per common share:
Basic	$0.15	$0.41
Diluted	$0.15	$0.40

As of December 31, 2006, there was $2.4 million of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. On March 1, 2005, April 25, 2005 and December 28, 2005, the Board of Directors approved resolutions to accelerate the vesting for “underwater” options as of March 11, 2005, April 25, 2005 and December 30, 2005, respectively in order to reduce future compensation expense related to outstanding options. Substantially all other options terms remained unchanged. After amendment of the underlying option agreements, compensation expense to be recognized in the statement of operations, subsequent to the adoption of SFAS No. 123(R) was reduced by approximately $1.6 million, net of tax.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 on January 1, 2006. The impact on our consolidated financial position and results of operations was not material.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (LIBOR), or certain alternative short-term rates, plus a margin (1.25 % at December 31, 2006) based upon our leverage ratio. A change in interest rates of 100 basis points would not significantly change interest expense on an annualized basis, based upon our debt outstanding at December 31, 2006. A change in interest rates of 100 basis points would change the fair value of our Senior Notes by $2.4 million. Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains related to U.S. Dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. dollars. A one percent change in foreign currency exchange rates would result in remeasurement gain or loss of approximately $0.7 million on an annualized basis, based upon the U.S. Dollar denominated accounts of our foreign subsidiary at December 31, 2006. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurances that the growth in our Industrial Group’s business combined with significant increases in the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2006. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we concluded that as of December 31, 2006, Sypris’ internal control over financial reporting is effective based on these criteria.

Ernst & Young LLP, our independent auditors and a registered public accounting firm, has issued an attestation report on our assessment of Sypris Solutions, Inc.’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Sypris Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sypris Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sypris Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sypris Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Sypris Solutions, Inc. and our report dated February 14, 2007, except for Note 9, as to which the date is March 12, 2007, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Louisville, Kentucky

February 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” As further discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2007 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Louisville, Kentucky

February 14, 2007, except for Note 9, as

    to which the date is March 12, 2007

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Years ended December 31,
	2006	2005	2004
Net revenue:
Outsourced services	$429,977	$446,232	$355,639
Products	67,687	76,534	69,763

Total net revenue	497,664	522,766	425,402

Cost of sales:
Outsourced services	407,483	418,148	326,266
Products	49,091	53,280	45,697

Total cost of sales	456,574	471,428	371,963

Gross profit	41,090	51,338	53,439

Selling, general and administrative	38,592	35,669	35,248
Research and development	1,988	2,833	3,697
Amortization of intangible assets	645	614	596

Operating (loss) income	(135)	12,222	13,898

Interest expense, net	3,708	5,979	2,100
Other (income) expense, net	(387)	(1,325)	(138)

(Loss) income before income taxes	(3,456)	7,568	11,936

Income tax (benefit) expense	(2,094)	2,247	3,637

Net (loss) income	$(1,362)	$5,321	$8,299

(Loss) earnings per common share:

Basic	$(0.08)	$0.30	$0.48
Diluted	$(0.08)	$0.29	$0.47

Cash dividends per common share	$0.12	$0.12	$0.12

Shares used in computing (loss) earnings per common share:

Basic	18,079	18,016	17,119
Diluted	18,079	18,323	17,745

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$32,400	$12,060
Restricted cash	1,002	—
Accounts receivable, net	59,876	95,432
Inventory, net	74,146	79,724
Other current assets	34,014	26,020

Total current assets	201,438	213,236

Property, plant and equipment, net	155,341	176,719

Goodwill	14,277	14,277
Other assets	7,977	13,392

Total assets	$379,033	$417,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$76,291	$76,567
Accrued liabilities	19,430	24,904
Current portion of long-term debt	5,000	—

Total current liabilities	100,721	101,471

Long-term debt	55,000	80,000

Other liabilities	13,426	22,419

Total liabilities	169,147	203,890

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 18,342,243 shares issued and 18,338,484 outstanding in 2006 and 18,165,658 shares issued and outstanding in 2005	183	182
Additional paid-in capital	143,537	142,111
Retained earnings	69,816	73,375
Accumulated other comprehensive loss	(3,634)	(1,934)
Treasury stock, 3,759 shares	(16)	—

Total stockholders’ equity	209,886	213,734

Total liabilities and stockholders’ equity	$379,033	$417,624

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(1,362)	$5,321	$8,299
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,782	25,909	19,066
Deferred income taxes	(5,079)	(1,091)	3,692
Provision for excess and obsolete inventory	836	739	1,520
Provision for doubtful accounts	437	607	1,842
Noncash compensation expense	1,034	219	—
Other noncash charges	142	123	252
Contributions to pension plans	(1,122)	(79)	(929)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	35,112	8,595	(60,995)
Inventory	5,123	11,555	(27,004)
Other current assets	(7,113)	3,363	(9,971)
Accounts payable	35	15,119	33,947
Accrued and other liabilities	(4,019)	2,208	2,871

Net cash provided by (used in) operating activities	52,806	72,588	(27,410)

Cash flows from investing activities:
Capital expenditures	(10,326)	(36,264)	(55,900)
Proceeds from sale of assets	92	649	47
Purchase of net assets of acquired entities	—	—	(29,648)
Changes in nonoperating assets and liabilities	(335)	(625)	(640)

Net cash used in investing activities	(10,569)	(36,240)	(86,141)

Cash flows from financing activities:
Net (decrease) increase in debt under revolving credit agreements	(20,000)	(37,000)	5,800
Proceeds from issuance of senior notes	—	—	55,000
Cash dividends paid	(2,193)	(2,164)	(2,023)
Proceeds from issuance of common stock, net	296	816	56,815

Net cash (used in) provided by financing activities	(21,897)	(38,348)	115,592

Net increase (decrease) in cash and cash equivalents	20,340	(2,000)	2,041
Cash and cash equivalents at beginning of year	12,060	14,060	12,019

Cash and cash equivalents at end of year	$32,400	$12,060	$14,060

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

			Additional		Accumulated Other Comprehensive
	Common Stock		Paid-In Capital	Retained Earnings	Income (Loss)	Treasury Stock
	Shares	Amount
January 1, 2004 balance	14,283,323	$143	$83,541	$64,054	$(2,346)	$—

Net income	—	—	—	8,299	—	—
Adjustment in minimum pension liability, net of tax of $405	—	—	—	—	(637)	—
Foreign currency translation gain	—	—	—	—	618	—

Comprehensive income (loss)	—	—	—	8,299	(19)	—

Cash dividends, $0.12 per common share	—	—	—	(2,126)	—	—
Issuance of common shares	3,450,000	35	55,220	—	—	—
Issuance of shares under Employee Stock Purchase Plan	48,537	—	499	—	—	—
Exercise of stock options	138,640	1	1,086	—	—	—
Stock option tax benefit	—	—	552	—	—	—

December 31, 2004 balance	17,920,500	179	140,898	70,227	(2,365)	—

Net income	—	—	—	5,321	—	—
Adjustment in minimum pension liability, net of tax of $132	—	—	—	—	(208)	—
Foreign currency translation gain	—	—	—	—	639	—

Comprehensive income	—	—	—	5,321	431	—

Cash dividends, $0.12 per common share	—	—	—	(2,173)	—	—
Restricted common stock grant	127,500	2	(2)	—	—	—
Noncash compensation	—	—	219	—	—	—
Issuance of shares under Employee Stock Purchase Plan	36,177	—	350	—	—	—
Exercise of stock options	81,481	1	465	—	—	—
Stock option tax benefit	—	—	181	—	—	—

December 31, 2005 balance	18,165,658	182	142,111	73,375	(1,934)	—

Net loss	—	—	—	(1,362)	—	—
Adjustment in minimum pension liability, net of tax of $578	—	—	—	—	823	—
Foreign currency translation loss	—	—	—	—	(549)	—

Comprehensive (loss) income	—	—	—	(1,362)	274	—

Adoption of SFAS No. 158, net of $1,386 of tax	—	—	—	—	(1,974)	—
Cash dividends, $0.12 per common share	—	—	—	(2,197)	—	—
Restricted common stock grant	112,000	1	—	—	—	—
Noncash compensation	—	—	1,034	—	—	—
Exercise of stock options	64,585	—	311	—	—	—
Treasury stock	(3,759)	—	—	—	—	(16)
Stock option tax benefit	—	—	81	—	—	—

December 31, 2006 balance	18,338,484	$183	$143,537	$69,816	$(3,634)	$(16)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company) and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.) and Mexico and serve a wide variety of domestic and international customers. All significant intercompany accounts and transactions have been eliminated.

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

Cash Equivalents and Restricted Cash

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased, while restricted cash consists of amounts funded to the Company by a Landlord under a new lease agreement signed in 2006. Under the terms of the lease, the funds are required to be expended on leasehold improvements.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is generally computed using the straight-line method over their estimated economic lives. For land improvements, buildings and building improvements, the estimated economic life is generally 40 years. Estimated economic lives range from three to fifteen years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of their economic life or the respective lease term using the straight-line method. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized.

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

Goodwill

Goodwill is tested at least annually for impairment by calculating the estimated fair value of each business with which goodwill is associated. The estimated fair value is determined based on a discounted cash flow basis, which is compared to the carrying value of each applicable business. The Company tested goodwill of $14,277,000 for impairment as of December 31, 2006 and 2005, determining that no impairment loss was necessary. As of December 31, 2006 and 2005, the carrying value of goodwill for the Industrial Group, Aerospace & Defense and the Test & Measurement segments was $440,000, $6,900,000 and $6,937,000, respectively.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Revenue recognized under the percentage of completion method of accounting totaled approximately $72,815,000, $94,419,000 and $90,018,000 for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, approximately 80%, 91% and 85%, respectively, of such amount was accounted for based on units of delivery and approximately 20%, 9% and 15%, respectively, was accounted for based on milestones or cost-to-cost.

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The accrued liability for warranty costs is included in the caption “Accrued liabilities” in the accompanying consolidated balance sheets.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, various departments or agencies of the U.S. Government, and aerospace & defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 67% and 72% of accounts receivable outstanding at December 31, 2006 and 2005, respectively are due from the Company’s four largest customers. More specifically, Dana Corporation (Dana) and ArvinMeritor, Inc. (Arvin Meritor) comprise 29% and 30%, respectively of December 31, 2006 outstanding accounts receivables. Similar amounts at December 31, 2005 were 34% and 27%, respectively.

The Industrial Group’s largest customers for the year ended December 31, 2006 were Dana and ArvinMeritor, which represented approximately 41% and 19%, respectively, of the Company’s total net revenue. Dana and ArvinMeritor were the Company’s largest customers for the year ended December 31, 2005 which represented approximately 39% and 15%, respectively, of the Company’s total net revenue. Dana and ArvinMeritor were the Company’s largest customers for the year ended December 31, 2004, which represented approximately 36% and 15%, respectively, of the Company’s total net revenue. The Company recognized revenue from contracts with the U.S. Government and its agencies approximating 8%, 9% and 9% of net revenue for the years ended December 31, 2006, 2005 and 2004, respectively. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2006, 2005 or 2004.

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

Collective Bargaining Agreements

Approximately 1,298 or 49% of the Company’s employees, all of which are in the Industrial Group, are covered by collective bargaining agreements. Certain Mexico employees are covered by an annually ratified collective bargaining agreement and represent approximately 334 or 13% of the Company’s workforce.

Adoption of Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Specifically, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were effective for the Company on January 1, 2007. The impact of the Company’s reassessment of its tax positions in accordance with the requirements of FIN 48 is expected to be immaterial; however, the Company is awaiting additional guidance expected to be issued in March 2007.

On September 29, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87. These amounts, noted below, will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Application of SFAS No. 158.”

	December 31, 2006
	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	Reported Balance
	(in thousands)
Other assets (pension)	$5,071	$(3,212)	$1,859
Other liabilities (pension)	(3,989)	(148)	(4,137)
Other liabilities (deferred taxes)	1,446	1,307	2,753
Accumulated other comprehensive income	(3,735)	(3,360)	(7,095)

Accumulated other comprehensive loss at December 31, 2006 includes the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $443,000 ($271,000 net of tax) and unrecognized actuarial losses $7,538,000 ($4,606,000 net of tax). The prior service credit and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2007 is $51,000 ($31,000 net of tax) and $255,000 ($156,000 net of tax), respectively.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, the financial statements for prior periods do not reflect any restated amounts. In accordance with Statement 123(R), the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

As a result, selling general and administrative expense, net loss, basic loss per common share and diluted loss per common share for the year ended December 31, 2006 includes $1,034,000, $646,000, $0.04 and $0.04, respectively related to non-cash compensation expense. Non-cash compensation expense included in selling general and administrative expense, net loss, basic earnings per common share and diluted earnings per common share for 2005 were $219,000, $134,000, $0.01 and $0.01, respectively. The Company had no non-cash compensation for the year ended December 31, 2004. No stock-based compensation was capitalized into inventory, or property plant and equipment during 2006 or 2005. In conjunction with the adoption of SFAS No. 123(R), the Company selected the straight-line amortization method for graded vesting options granted subsequent to January 1, 2006. Prior to that date, the Company used an accelerated method previously required for graded vesting awards.

As permitted by SFAS No. 123, the Company historically accounted for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Had the Company adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 pro forma disclosure below, excluding the impact of the “underwater” option accelerations in 2005. The Company’s pro forma information is as follows (in thousands except per share data):

	Years ended December 31,
	2005	2004
Net income	$5,321	$8,299
Pro forma stock-based compensation expense, net of tax	2,597	1,277

Pro forma net income	$2,724	$7,022

Pro forma earnings per common share:
Basic	$0.15	$0.41
Diluted	$0.15	$0.40

On March 1, 2005, April 25, 2005 and December 28, 2005, the Board of Directors approved resolutions to accelerate the vesting for “underwater” options as of March 11, 2005, April 25, 2005 and December 30, 2005, respectively in order to reduce future compensation expense related to outstanding options. Substantially all other options terms remained unchanged. After amendment of the underlying option agreements, compensation expense to be recognized in the statement of operations, subsequent to the adoption of SFAS No. 123(R) was reduced by approximately $1,573,000, net of tax.

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

Reclassifications

Certain amounts in the Company’s 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(2)	Major Customer Chapter 11 Filing

On March 3, 2006 (Filing Date), the Company’s largest customer, Dana Corporation (Dana), and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia-Pacific, Canadian and Mexican subsidiaries were excluded from the Chapter 11 filing. On May 10, 2006, the Company reached an agreement with Dana (Agreement) under which both parties agreed, among other things, that Dana owed the Company approximately $22,100,000, subject to reconciliation. Of this amount, the Agreement also provided the Company with a $9,200,000 progress payment on May 11, 2006, as well as reduced payment terms on a prospective basis. During the third quarter and in conjunction with the reconciliation under the Agreement, the Company successfully reconciled approximately $9,900,000 of payables to Dana against receivables from Dana. As of December 31, 2006, Dana and the Company had substantially completed the reconciliation process under the Agreement. Accordingly, as of December 31, 2006 (excluding certain gain contingencies), net amounts expected to be collected from pre-petition Dana (Debtor in Possession) approximated $1,100,000, although Dana has yet to pay such amounts. The Company also had a $3,300,000 million refundable deposit with Dana at December 31, 2006 for a specified business line yet to be transferred to us for which the Company is pursuing reimbursement.

In addition, on December 6, 2006, an independent arbitrator initially held that Dana had breached certain of its agreements with Sypris by failing to transfer certain volumes of business and by failing to pay the appropriate prices for the volumes that were transferred. As a result, the arbitrator awarded payments to Sypris totaling $1,818,212 plus $146,258 per month on an ongoing basis until such breaches are cured. On January 29, 2007, this award became final. The arbitration ruling was subject to a 30 day clarification period and was not included in the 2006 statement of financial position. The financial statement impact award is expected to be recognized in 2007 upon resolution of the aforementioned contingencies.

The Company continues to pursue additional offsets, possible gain contingencies, attorneys’ fees, interest and other relief through the Bankruptcy Court and other dispute resolution efforts, the outcome of which is uncertain at this time. For the year ended December 31, 2006, the Company incurred over $1,511,000 of legal and other professional fees for Dana related issues. Such costs are included in selling, general and administrative expense in the consolidated statement of operations.

(3)	Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2006	2005
	(in thousands)
Commercial	$60,529	$89,342
U.S. Government	849	7,988

	61,378	97,330
Allowance for doubtful accounts	(1,502)	(1,898)

	$59,876	$95,432

Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 2006 and 2005, of $746,000 and $7,118,000 respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(4)	Inventory

Inventory consists of the following:

	December 31,
	2006	2005
	(in thousands)
Raw materials, including perishable tooling of $1,276 and $2,301 in 2006 and 2005, respectively	$28,885	$35,440
Work in process	12,576	16,275
Finished goods	10,129	14,525
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	40,451	34,690
Progress payments related to long-term contracts and programs	(11,107)	(14,864)
Reserve for excess and obsolete inventory	(6,788)	(6,342)

	$74,146	$79,724

(5)	Other Current Assets

Other current assets consist of the following:

	December 31,
	2006	2005
	(in thousands)
Deferred contract costs	$18,813	$10,890
Other	15,201	15,130

	$34,014	$26,020

Included in other current assets are prepaid expenses, income taxes refundable, and other items, none of which exceed 5% of total current assets.

(6)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2006	2005
	(in thousands)
Land and land improvements	$5,408	$5,448
Buildings and building improvements	37,304	37,194
Machinery, equipment, furniture and fixtures	252,174	244,606
Construction in progress	4,408	9,633

	299,294	296,881

Accumulated depreciation	(143,953)	(120,162)

	$155,341	$176,719

Depreciation expense totaled approximately $27,819,000, $25,295,000 and $18,470,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately $334,000 and $488,000 was included in accounts payable for capital expenditures at December 31, 2006 and 2005, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(7)	Other Assets

Other assets consist of the following:

	December 31,
	2006	2005
	(in thousands)
Intangible assets:
Gross carrying value:
Industrial Group	$3,407	$3,407
Aerospace & Defense	920	795
Test & Measurement	720	720

Electronics Group	1,640	1,515

Total gross carrying value	5,047	4,922

Accumulated amortization:
Industrial Group	(1,398)	(1,011)
Aerospace & Defense	(424)	(361)
Test & Measurement	(699)	(499)

Electronics Group	(1,123)	(860)

Total accumulated amortization	(2,521)	(1,871)

Intangible assets, net	2,526	3,051
Prepaid benefit cost	2,015	5,181
Other	3,436	5,160

	$7,977	$13,392

Intangible assets consist primarily of long-term supply agreements in the Industrial Group and non-compete and royalty agreements in both segments of the Electronics Group. The weighted average amortization period for intangible assets was 8 years at December 31, 2006 and 2005, respectively. Other includes unamortized loan costs for the Credit Agreement and Senior Notes of approximately $512,000 and $451,000, respectively, at December 31, 2006. Similar amounts for 2005 were $698,000 and $419,000, respectively. Amortization expense is expected to approximate $600,000 annually over the next five years.

(8)	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2006	2005
	(in thousands)
Salaries, wages, employment taxes and withholdings	$2,248	$2,329
Employee benefit plans	3,827	5,247
Income, property and other taxes	2,437	4,599
Unearned revenue	4,386	7,453
Other	6,532	5,276

	$19,430	$24,904

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(9)	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2006	2005
	(in thousands)
Revolving credit facility	$5,000	$25,000
Senior notes	55,000	55,000

	60,000	80,000
Less current portion	5,000	—

	$55,000	$80,000

On June 10, 2004 and August 19, 2004, the Company issued a total of $55,000,000 of senior notes through a private placement transaction (the Senior Notes). The Senior Notes consist of $7,500,000 of notes due in 2009 bearing interest at 4.73%, $27,500,000 of notes due in 2011 bearing interest at 5.35% and a $20,000,000 note due in 2014 bearing interest at 5.78%. The Company agreed to terms to amend the Senior Notes in March 2007 to enable the ratable repayment of $25 million of the outstanding Senior Notes, revise certain financial covenants, modify the June 30, 2014 principle payment to June 30, 2012, increase our interest rates and among other things, add a perfected security interest in our accounts receivable, inventory and equipment. Under the agreed to terms, other terms of the Senior Notes remain substantially unchanged.

The Company also has a credit agreement with a syndicate of banks (the Credit Agreement) that was entered into in October 1999. At December 31, 2006, the Company had total availability for borrowings and letters of credit under the revolving credit facility of $95,000,000 unrestricted along with an unrestricted cash balance of $32,400,000, which provides for total cash and borrowing capacity of $127,400,000. Approximately $7,713,000 of the unrestricted cash balance relates to our Mexican subsidiaries. On September 13, 2005, the Company signed a collateral sharing agreement which pledged 65% of the stock in our Mexico subsidiary as collateral under the Credit Agreement. In March 2007, the Company agreed to terms to amend the Credit Agreement to extend the Credit Agreement through October 2009, revise certain financial covenants providing more flexibility in our financing structure, limit total borrowings at $50.0 million, with $50.0 million of additional borrowings available upon lead bank approval, and add a security interest in our accounts receivable, inventory and equipment. Under the agreed to terms, other terms of the Credit Agreement remain substantially unchanged. Current maturities of long-term debt represent amounts due under a short-term borrowing arrangement included in the Credit Agreement. Standby letters of credit up to a maximum of $15,000,000 may be issued under the Credit Agreement of which $1,720,000 were issued at December 31, 2006. Standby letters of credit at December 31, 2005 were not significant.

Under the amended terms of the amended Credit Agreement, interest rates are determined at the time of borrowing and are based on the London Interbank Offered Rate plus a margin of 1.00% to 3.5%; or the greater of the prime rate or the federal funds rate plus 0.5%, plus a margin up to 0.75%. The Company also pays a fee of 0.20% to 0.50% on the unused portion of the aggregate commitment. The margins applied to the respective interest rates and the commitment fee are adjusted quarterly and are based on the Company’s ratio of net funded debt to earnings before interest, taxes, depreciation and amortization.

The Credit Agreement and Senior Notes contain customary affirmative and negative covenants, including financial covenants requiring the maintenance of interest coverage and leverage ratios and minimum levels of net worth. As of December 31, 2006, the Company was in compliance with all covenants.

The weighted average interest rate for outstanding borrowings at December 31, 2006 was 6.5%. The weighted average interest rates for borrowings during the years ended December 31, 2006, 2005 and 2004 were 5.5%, 5.2% and 4.8% respectively. Interest incurred, net of amounts capitalized, during the years ended December 31, 2006, 2005 and 2004 totaled approximately $4,275,000, $6,279,000 and $2,584,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company had no capitalized interest in 2006. Capitalized interest for the years ended December 31, 2005 and 2004 approximated $328,000 and $355,000, respectively. Interest paid during the years ended December 31, 2006, 2005 and 2004 totaled approximately $3,843,000, $6,541,000 and $2,328,000, respectively.

(10)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying value for the Senior Notes exceeded the fair value by approximately $1,014,000 at December 31, 2006. The carrying amount of debt outstanding at December 31, 2006 and 2005 under the Credit Agreement approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

(11)	Employee Benefit Plans

The Industrial Group sponsors noncontributory defined benefit pension plans (the “Pension Plans) covering certain of its employees. The Pension Plans covering salaried and management employees provide pension benefits that are based on the employees’ highest five-year average compensation within ten years before retirement. The Pension Plans covering hourly employees and union members generally provide benefits at stated amounts for each year of service. All of the Company’s pension plans are frozen to new participants and certain plans are frozen to additional benefit accruals. The Company’s funding policy is to make the minimum annual contributions required by the applicable regulations. The Pension Plans’ assets are primarily invested in equity securities and fixed income securities.

The following table details the components of pension (income) expense:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Service cost	$98	$105	$124
Interest cost on projected benefit obligation	2,152	2,202	2,272
Net amortizations and deferrals	439	503	480
Expected return on plan assets	(2,791)	(2,722)	(2,589)

	$(102)	$88	$287

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans:

	December 31,
	2006	2005
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$40,407	$39,991
Service cost	98	105
Interest cost	2,152	2,202
Actuarial loss	546	140
Benefits paid	(2,092)	(2,031)

Benefit obligation at end of year	$41,111	$40,407

Change in plan assets:
Fair value of plan assets at beginning of year	$34,383	$34,232
Actual return on plan assets	5,420	2,172
Company contributions	1,122	10
Benefits paid	(2,092)	(2,031)

Fair value of plan assets at end of year	$38,833	$34,383

Underfunded status of the plans	$(2,278)	$(6,024)

Balance sheet assets (liabilities):
Other assets	$1,859	$4,968
Other liabilities	(4,137)	(6,511)
Accumulated other comprehensive loss	7,095	5,136

Net amount recognized	$4,817	$3,593

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$25,599	$24,996
Accumulated benefit obligation	25,452	24,867
Fair value of plan assets	21,462	18,356

Projected benefit obligation and net periodic pension cost assumptions:
Discount rate	5.50%	5.60%
Rate of compensation increase	4.00	4.00
Expected long-term rate of return on plan assets	8.25	8.25

Weighted average asset allocation:
Equity securities	65%	67%
Debt securities	35	33

Total	100%	100%

Reconciliation of the funded status of the plans for the year ended December 31, 2005 is as follows:

Underfunded status of the plans	$(6,024)
Unrecognized actuarial loss	9,515
Unrecognized prior service cost	102

Net asset recognized	$3,593

The Company uses November 30 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2007 ranges from $300,000 to $500,000. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2006 and 2005 were chosen by the

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 55-65% and fixed income securities ranging 35-45% of total investments. At December 31, 2005, the equity percentage temporarily exceeded the range due to equity security returns.

At December 31, 2006, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2007	$2,550
2008	2,689
2009	2,809
2010	2,902
2011	2,984
Thereafter	15,697

$29,631

The Company sponsors a defined contribution plan (the Defined Contribution Plan) for substantially all employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions and provide discretionary contributions. Contributions to the Defined Contribution Plan in 2006, 2005 and 2004 totaled approximately $2,142,000, $2,543,000 and $3,238,000, respectively.

The Company has self-insured medical plans (the Medical Plans) covering substantially all employees. The number of employees participating in the Medical Plans was approximately 1,700, 1,853 and 1,850 at December 31, 2006, 2005 and 2004, respectively. The Medical Plans limit the Company’s annual obligations to fund claims to specified amounts per participant. The Company is adequately insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2006, 2005 and 2004, the Company charged approximately $14,245,000, $10,694,000 and $10,640,000, respectively, to operations related to medical claims incurred and estimated, reinsurance premiums, and administrative costs for the Medical Plans.

(12)	Commitments and Contingencies

The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006 are as follows (in thousands):

2007	$8,311
2008	7,559
2009	6,297
2010	2,813
2011	2,620
2012 and thereafter	8,812

$36,412

Rent expense for the years ended December 31, 2006, 2005 and 2004 totaled approximately $8,362,000 $8,377,000 and $7,427,000, respectively.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Proceeds from the sale and leaseback transactions during 2001 were approximately $5,420,000 and the transactions resulted in a deferred loss of approximately $787,000. Deferred losses on sales and leaseback transactions are amortized on a straight-line basis over the term of the respective leases. Cumulative deferred losses, including deferred losses incurred prior to 2001, net of amortization, was approximately $396,000 and $542,000 as of December 31, 2006 and 2005, respectively, which is included in other assets. Future minimum annual lease commitments related to these leases are included in the above schedule. As of December 31, 2006, the Company had outstanding purchase commitments of approximately $32,440,000 primarily for the acquisition of inventory and manufacturing equipment.

The Company bears insurance risk as a member of a group captive insurance entity for certain general liability, automobile and workers’ compensation insurance programs, a self insured worker’s compensation program and a self-insured employee health program. The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company monitors its estimated insurance-related liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company’s consolidated results of operations and financial condition. The Company believes that its present insurance coverage and level of accrued liabilities are adequate.

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

(13)	Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of performance-based stock options (Target Options), restricted shares, and stock options. A total of 3,000,000 shares of common stock were reserved for issuance under the 2004 equity plan. The aggregate number of shares available for future grant as of December 31, 2006 and 2005 was 2,033,271 and 2,386,607, respectively.

The terms and conditions of the Target Options grants provide for the determination of the exercise price and the beginning of the vesting period to occur when the fair market value of the Company’s common stock achieves certain targeted price levels. The Company has not granted Target Options since the first quarter of 2003.

On August 1, 2005, the Company first issued restricted shares under the 2004 Equity Plan, including certain shares subject to performance requirements (Performance Restricted Stock). The 2004 Equity Plan provides for restrictions which lapse after one, two, three or four years for certain grants or for certain other shares, one-third of the restriction is removed after three, five and seven years, respectively. During the restricted period, which is commensurate with each vesting period, the recipients receive dividends and voting rights for the shares. Generally, if a recipient leaves the Company before the end of the restricted period or if performance requirements, if any, are not met, the shares will be forfeited.

The Company has certain stock compensation plans under which options to purchase common stock may be granted to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Stock option grants under the 2004 Equity Plan include both six and ten year lives along with graded vesting over three, four and five years of service.

Fair value for restricted shares is equal to the stock price on the date of grant. The fair values of Target Options were determined by a third party valuation firm using a Monte-Carlo Simulation Model, while the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical Company and industry data to estimate the expected price volatility, the expected option

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

life, the expected forfeiture rate and the expected dividend yield. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Years ended December 31,
	2006	2005	2004
Expected life (years)	5.3	5.8	6.8
Expected volatility	48.0%	53.0%	55.5%
Risk-free interest rates	4.81%	4.12%	3.76%
Expected dividend yield	1.26%	1.06%	0.70%

Target Options to purchase 17,500 shares of common stock were forfeited during 2006. Target Options for which the targeted price level has not been achieved of 269,500 and 287,000 shares at December 31, 2006 and 2005, respectively, are excluded from disclosures of options outstanding.

A summary of the restricted stock activity is as follows (excluding performance restricted stock):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2006	107,500	12.98
Granted	92,000	10.34
Forfeited	(1,500)	10.36
Vested	(6,000)	13.30

Nonvested shares at December 31, 2006	192,000	$11.72

The total fair value of shares vested during 2006 was $42,000. No shares vested during 2005 or 2004. In conjunction with the vesting of restricted shares and payment of taxes thereon, the Company received into treasury 2,259 restricted shares at $7.06 per share, the closing market price on the date the restricted stock vested. Such repurchased shares are presented as treasury stock in the stockholders’ equity section of the consolidated balance sheet. At December 31 2006 and 2005, the Company also had 40,000 and 20,000 shares, respectively of outstanding Performance Restricted Stock.

The following table summarizes option activity for the year ended December 31, 2006:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,288,945	$9.98
Granted	257,836	9.66
Forfeited	(44,700)	9.41
Expired	(61,335)	10.41
Exercised	(137,429)	7.68

Outstanding at December 31, 2006	2,303,317	$10.08	4.04	$297,728

Exercisable at December 31, 2006	1,873,838	$10.38	3.95	$258,361

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the year ended December 31, 2006, 2005 and 2004 was $4.13, $5.65 and $8.87 per share, respectively. The total intrinsic value of options exercised was $284,000, $476,000 and $1,471,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2006, there was $2,427,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of option shares vested was $1,020,000, $7,958,000 and $1,396,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

The Company stock purchase plan was terminated effective January 31, 2005 and previously provided substantially all employees who satisfied the eligibility requirements the opportunity to purchase shares of the Company’s common stock on a compensation deduction basis. The purchase price was the lower of 85% of the fair market value of the common stock on the first or last business day of the purchase period. Payroll deductions could not exceed $6,000 for any six-month cycle. During 2005 and 2004, a total of 36,177 and 48,357 shares, respectively, were issued under the plan.

(14)	Stockholders’ Equity

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

As of December 31, 2006, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in connection with the adoption of the stockholder rights plan. There are no shares of Series A Preferred Stock currently outstanding. The holders of Series A Preferred Stock will have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company’s dissolution. The shares of Series A Preferred Stock shall not be redeemable. However, the Company may purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

Cumulative losses recorded in other comprehensive loss for adjustments in the minimum pension liability, net of tax, totaled $4,342,000, $3,191,000 and $2,983,000 at December 31, 2006, 2005 and 2004, respectively. Other comprehensive loss also included cumulative foreign currency translation gains of $708,000, $1,257,000, $618,000 at December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006 and 2005, other income, net includes foreign currency remeasurement gains of $102,000 and $871,000, respectively. Foreign currency remeasurement gains for the year ended December 31, 2004 were not significant.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The components of (loss) income before taxes are as follows:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Domestic	$(11,560)	$579	$8,423
Foreign	8,104	6,989	3,513

	$(3,456)	$7,568	$11,936

The components of income tax (benefit) expense are as follows:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Current:
Federal	$(214)	$661	$(350)
State	320	23	33
Foreign	2,879	2,654	262

Total current income tax expense (benefit)	2,985	3,338	(55)

Deferred:
Federal	(3,830)	(519)	2,424
State	(720)	6	519
Foreign	(529)	(578)	749

Total deferred income tax (benefit) expense	(5,079)	(1,091)	3,692

	$(2,094)	$2,247	$3,637

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. Income taxes paid during 2006, 2005 and 2004 totaled approximately $546,000, $465,000 and $4,188,000, respectively. The Company received approximately $1,365,000, $4,266,000 and $2,555,000 in federal income tax refunds during 2006, 2005 and 2004, respectively. At December 31, 2006, the Company had approximately $16,235,000 of federal net operating loss carryforwards available to offset federal taxable income. Approximately, $5,735,000 and $10,500,000 of the carryforwards will expire on December 31, 2024 and 2026, respectively. At December 31, 2006, the Company had approximately $9,446,000 of state net operating loss carryforwards available to offset future state taxable income. Such carryforwards reflect income tax losses incurred (in thousands) which will expire on December 31 of the following years:

2009	$1,401
2010	560
2011	5,999
2017	464
2025	1,022

$9,446

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following is a reconciliation of income tax (benefit) expense to that computed by applying the federal statutory rate to (loss) income before income taxes:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Federal tax at the statutory rate	$(1,209)	$2,573	$4,058
Current year permanent differences	156	150	112
State income taxes, net of federal tax benefit	(137)	23	432
Change in estimate of tax contingencies	(402)	(200)	(434)
Change in estimate of blended tax rate	—	144	249
Research tax credits	100	(100)	(464)
Effect of tax rates of foreign subsidiaries	(486)	(300)	(183)
Other	(116)	(43)	(133)

	$(2,094)	$2,247	$3,637

Deferred income tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Compensation and benefit accruals	$1,094	$873
Inventory valuation	2,990	2,477
Federal and State net operating loss carryforwards	6,835	1,991
Accounts receivable allowance	584	739
Foreign inventory valuation and other provisions	339	—
AMT credits	232	584
Other	309	—

Total deferred tax assets	12,383	6,664

Deferred tax liabilities:
Depreciation	(15,544)	(15,644)
Foreign inventory valuation and other provisions	—	(208)
Defined benefit pension plan	—	(187)
Contract provisions	(525)	(33)
Other	(209)	(4)

Total deferred tax liabilities	(16,278)	(16,076)

Net deferred tax liability	$(3,895)	$(9,412)

Management believes it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of deferred tax assets for federal and state purposes. The Company had $1,300,000 of reserves recorded for various uncertain tax positions at December 31, 2006.

The American Jobs Creation Act of 2004 (the Act), which was signed into law on October 22, 2004, introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. The FASB issued Staff Position No. FAS 109-2 in December 2004, which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act. The Company has considered the implications of the Act on the repatriation of certain foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries. The Company did not repatriate earnings under the Act in fiscal 2006 or 2005 because it intends to indefinitely reinvest foreign earnings outside the U.S., and has not provided an estimate for any U.S. or additional foreign taxes on undistributed

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

earnings of foreign subsidiaries ($13,180,000 at December 31, 2006) that might be payable if these earnings were repatriated. However, the Company believes that U.S. foreign tax credits would, for the most part, eliminate any additional U.S. tax.

(16)	(Loss) Earnings Per Common Share

Basic (loss) earnings per common share is calculated by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted (loss) earnings per common share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

The following table presents information necessary to calculate (loss) earnings per common share:

	Years ended December 31,
	2006	2005	2004
	(in thousands, except for per share data)
Shares outstanding:
Weighted average shares outstanding	18,079	18,016	17,119
Effect of dilutive employee stock options	—	307	626

Adjusted weighted average shares outstanding and assumed conversions	18,079	18,323	17,745

Net (loss) income applicable to common stock	$(1,362)	$5,321	$8,299

(Loss) earnings per common share:
Basic	$(0.08)	$0.30	$0.48

Diluted	$(0.08)	$0.29	$0.47

Weighted average anti-dilutive options outstanding excluded from diluted earnings per common share were 508,000 and 122,000 at December 31, 2005 and 2004, respectively.

(17)	Segment Information

The Company is organized into two business groups, the Industrial Group and the Electronics Group. The Industrial Group is one reportable business segment, while the Electronics Group includes two reportable business segments, Aerospace & Defense and Test & Measurement. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies, and workforce skills of the segments. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. The Aerospace & Defense reportable segment provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems. The Test & Measurement reportable segment provides a wide range of technical services for a diversified customer base as an outsourced service provider and manufactures magnetic instruments, current sensors, and other electronic products. Revenue derived from outsourced services for the Industrial Group accounted for 70%, 67% and 59% of total net revenue in 2006, 2005 and 2004, respectively. Revenue derived from outsourced services for the Aerospace & Defense reportable segment accounted for 8%, 11% and 15% of total net revenue in 2006, 2005 and 2004, respectively. Revenue derived from outsourced services for the Test & Measurement reportable segment accounted for 8%, 8% and 10% of total net revenue in 2006, 2005 and 2004, respectively. There was no intersegment net revenue recognized for any year presented.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents financial information for the reportable segments of the Company:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Net revenue from unaffiliated customers:
Industrial Group	$364,570	$359,602	$260,410

Aerospace & Defense	87,491	115,863	119,179
Test & Measurement	45,603	47,301	45,813

Electronics Group	133,094	163,164	164,992

	$497,664	$522,766	$425,402

Gross profit:
Industrial Group	$17,676	$22,916	$25,004

Aerospace & Defense	13,659	17,496	19,284
Test & Measurement	9,755	10,926	9,151

Electronics Group	23,414	28,422	28,435

	$41,090	$51,338	$53,439

Operating (loss) income:

Industrial Group	$7,849	$14,014	$16,404

Aerospace & Defense	489	4,305	3,597
Test & Measurement	(94)	354	(431)

Electronics Group	395	4,659	3,166
General, corporate and other	(8,379)	(6,451)	(5,672)

	$(135)	$12,222	$13,898

Total assets:
Industrial Group	$227,358	$278,967	$270,228

Aerospace & Defense	89,433	83,443	101,344
Test & Measurement	30,772	33,631	33,537

Electronics Group	120,205	117,074	134,881
General, corporate and other	31,470	21,583	26,069

	$379,033	$417,624	$431,178

Depreciation and amortization:
Industrial Group	$18,639	$16,045	$10,151

Aerospace & Defense	5,096	5,642	5,061
Test & Measurement	4,422	3,963	3,553

Electronics Group	9,518	9,605	8,614
General, corporate and other	625	259	301

	$28,782	$25,909	$19,066

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Capital expenditures:
Industrial Group	$5,167	$28,391	$42,634
Aerospace & Defense	2,233	2,889	8,399
Test & Measurement	2,764	4,366	4,601

Electronics Group	4,997	7,255	13,000
General, corporate and other	162	618	266

	$10,326	$36,264	$55,900

The Company’s export sales from the U.S. totaled $44,963,000, $47,622,000 and $37,318,000 in 2006, 2005 and 2004, respectively. Approximately $86,166,000, $68,671,000 and $26,481,000 of net revenue in 2006, 2005 and 2004, respectively, and $29,774,000 and $32,304,000 of long lived assets at December 31, 2006 and 2005, respectively, relate to the Company’s international operations.

(18)	Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the consolidated statements of operations by quarter for the years ended December 31, 2006 and 2005:

	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except for per share data)
Net revenue	$129,997	$132,233	$125,955	$109,479	$124,241	$125,602	$140,811	$132,112
Gross profit	12,619	10,434	10,236	7,801	11,359	13,888	15,606	10,485
Operating income (loss)	2,207	273	(529)	(2,086)	1,995	3,656	6,186	385
Net income (loss)	857	(444)	(802)	(973)	590	1,981	3,001	(251)
Earnings (loss) per common share:
Basic	$0.05	$(0.02)	$(0.04)	$(0.05)	$0.03	$0.11	$0.17	$(0.01)
Diluted	$0.05	$(0.02)	$(0.04)	$(0.05)	$0.03	$0.11	$0.16	$(0.01)
Cash dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

(19)	Subsequent Events

On January 12, 2007, the Company granted a total of $569,000 in cash payments and 258,000 restricted stock awards under a key employee retention program. The cash payment is subject to pro-rata repayment provisions in the event of employee termination prior to January 1, 2008, while the restricted shares are subject to two or four year vesting.

On January 29, 2007, the Company received final judgment pertaining to the December 2006 arbitration ruling which resulted in the recognition of a $1,818,212 gain contingency in the first quarter of 2007. The arbitration award also requires a monthly payment by Dana to the Company for $146,258 for each month the arbitration issues remain unresolved.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the “CEO) and the Chief Financial Officer (the “CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Governance of the Company – Compensation of Directors,” “Governance of the Company – Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Director Compensation,” Compensation Discussion and Analyses” and “Compensation Committee Report” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the sections of the Company’s Proxy Statement titled “Governance of the Company – Certain Relationships and Related Transactions,” “Governance of the Company – Certain Employees,” and “Governance of the Company – Independence” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

3.	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2002 (No. 333-87880)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999).

4.2	Rights Agreement dated as of October 23, 2001 between the Company and LaSalle Bank National Association, as Rights Agent, including as Exhibit A the Form of Certificate of Designation and as Exhibit B the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 23, 2001 (Commission File No. 000-24020)).

10.1	Purchase and Sale Agreement among Honeywell Inc., Defense Communications Products Corporation (prior name of Group Technologies Corporation) and Group Financial Partners, Inc. dated May 21, 1989 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.2	Purchase and Sale Agreement among Alliant Techsystems Inc., MAC Acquisition I, Inc. and Group Technologies Corporation dated December 31, 1992 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.3	Purchase and Sale Agreement among Philips Electronic North America Corporation and Group Technologies Corporation dated June 25, 1993 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.4	Asset Purchase Agreement dated April 6, 2001 by and between Tube Turns Technologies, Inc. and Dana Corporation as amended by a First Amendment dated May 4, 2001 and as amended by a Second Amendment on May 15, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 filed on July 30, 2001 (Commission File No. 000-24020)).

10.5	Asset Purchase Agreement between Sypris Technologies, Inc. and Dana Corporation dated December 8, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed on February 12, 2004 (Commission File No. 000-24020)).

Exhibit Number	Description
10.6	1999 Amended and Restated Loan Agreement between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated October 27, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 filed on February 25, 2000 (Commission File No. 000-24020)).

10.6.1	2000A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated November 9, 2000 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.6.2	2001A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated February 15, 2001 (incorporated by reference to Exhibit 10.6.2 to the Company’s Form 10-Q for the quarterly period ended April 1, 2001 filed on April 30, 2001 (Commission File No. 000-24020)).

10.6.3	2002A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated December 21, 2001 (incorporated by reference to Exhibit 10.6.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 filed on January 31, 2002 (Commission File No. 000-24020)).

10.6.4	2002B Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated July 3, 2002 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 filed on July 29, 2002 (Commission File No. 000-24020)).

10.6.5	2003A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated October 16, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2003 filed on October 29, 2003 (Commission File No. 000-24020)).

10.6.6	2005A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated March 10, 2005 (incorporated by reference to Exhibit 10.6.6 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020)).

10.6.7	2005B Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated May 10, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.6.8	2005C Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated August 3, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

Exhibit Number	Description
10.6.9	2006A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated February 28, 2006 (incorporated by reference to Exhibit 10.6.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 15, 2006 (Commission File No. 000-24020)).

10.7	Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of June 10, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

10.7.1	First Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.7.2	Second Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of March 13, 2006 (incorporated by reference to Exhibit 10.7.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 15, 2006 (Commission File No. 000-24020)).

10.8	Lease between John Hancock Mutual Life Insurance Company and Honeywell, Inc. dated April 27, 1979; related Notice of Assignment from John Hancock Mutual Life Insurance Company to Sweetwell Industrial Associates, L.P., dated July 10, 1986; related Assignment and Assumption of Lease between Honeywell, Inc. and Defense Communications Products Corporation (prior name of Group Technologies Corporation) dated May 21, 1989; and related Amendment I to Lease Agreement between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 25, 1991, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.8.1	Agreement related to Fourth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated November 1, 2000, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.8.2	Agreement related to Fifth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 12, 2006, regarding Tampa industrial park property.

10.9	Lease between Metrum-Datatape, Inc. (assignee of Metrum, Inc.) and Alliant Techsystems, Inc. dated March 29, 1993 and amended July 29, 1993, May 2, 1994, November 14, 1995, December 4, 1996 and February 12, 1998 regarding 4800 East Dry Creek Road Property (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.10	Lease between Sypris Data Systems, Inc. and Via Verde Venture, LLC. dated September 24, 2003 regarding 160 East Via Verde, San Dimas, California (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed on February 12, 2004 (Commission File No. 000-24020)).

10.11*	Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87880)).

Exhibit Number	Description
10.12*	Sypris Solutions, Inc. Share Performance Program For Stock Option Grants dated July 1, 1998 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.13*	Sypris Solutions, Inc. Independent Directors’ Stock Option Plan as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87882)).

10.14*	Sypris Solutions, Inc., Directors Compensation Program As Amended and Restated Effective February 24, 2004 and as amended December 15, 2004, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.15*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on March 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.16*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on February 20, 2007.

10.17*	Sypris Solutions, Inc. Executive Bonus Plan, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 30, 2003 filed on April 30, 2003 (Commission File No. 000-24020)).

10.18*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020)).

10.19*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.20*	2004 Sypris Equity Plan effective as of April 27, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.21*	Form of non-qualified stock option award agreement for non-employee directors (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.22*	Form of non-qualified stock option award agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.23*	Form of performance-based stock option award agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.24*	Form of Restricted Stock Award Agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.25*	Form of Non-Qualified Stock Option Award Agreement for Six-Year Stock Option for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.26*	Form of Amendment to Stock Option Agreements to Accelerate Vesting Periods for Certain “Underwater” Options for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020)).

Exhibit Number	Description
10.27*	Employment Agreement by and between Metrum-Datatape, Inc. and G. Darrell Robertson dated February 28, 2000 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.28	Underwriting Agreement dated March 20, 2002 among Sypris Solutions, Inc., Needham & Company, Inc. and A.G. Edwards & Sons, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 filed on April 29, 2002 (Commission File No. 000-24020)).

10.29	Underwriting Agreement dated March 11, 2004 among Sypris Solutions, Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.30*	Amendment to Stock Option Agreements to David D. Johnson (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 6, 2005 (Commission File No. 000-24020)).

10.31*	Sypris Solutions, Inc. Incentive Bonus Plan (July 1, 2005 – December 31, 2005) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.32*	Form of Two-Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.33*	Amended Form of Two-Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.34*	Form of 1-3-5 Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.35*	Amended Form of 1-3-5 Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.36*	Long-term Incentive Program and Form of Long-term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.37*	Amended Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.38*	Form of Amendment to Stock Option Agreements to Accelerate Vesting Periods for Certain “Underwater” Options for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6, 2006 (Commission File No. 000-24020)).

10.39	Preliminary Settlement Agreement between Sypris Solutions, Inc, and Dana Corporation (Debtor in Possession) dated May 10, 2006. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2006 (Commission File No. 000-24020)).

10.40*	Form of Four-year Restricted Stock Award Agreement for Grants to Executive Officers and Terms of Awards Under the 2007 Special Incentive Executive Award Program. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 17, 2007 (Commission File No. 000-24020)).

10.41*	Form of Refund Agreement to Award Cash Incentive Grants (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 17, 2007 (Commission File No. 000-24020)).

21	Subsidiaries of the Company

Exhibit Number	Description
23	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2007.

SYPRIS SOLUTIONS, INC.
(Registrant)

/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2007:

/s/ Robert E. Gill (Robert E. Gill)	Chairman of the Board

/s/ Jeffrey T. Gill (Jeffrey T. Gill)	President, Chief Executive Officer and Director

/s/ T. Scott Hatton (T. Scott Hatton)	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jeffrey T. Reibel (Jeffrey T. Reibel)	Controller (Principal Accounting Officer)

/s/ John F. Brinkley (John F. Brinkley)	Director

/s/ William G. Ferko (William G. Ferko)	Director

/s/ R. Scott Gill (R. Scott Gill)	Director

/s/ William L. Healey (William L. Healey)	Director

/s/ Sidney R. Petersen (Sidney R. Petersen)	Director

/s/ Robert Sroka (Robert Sroka)	Director

SCHEDULE II

SYPRIS SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2006	$1,898	$437	$—		$(833	)(1)	$1,502

Year ended December 31, 2005	$1,697	$607	$—		$(406	)(1)	$1,898

Year ended December 31, 2004	$594	$1,842	$—		$(739	)(1)	$1,697

Reserve for inactive, obsolete and unsalable inventory:
Year ended December 31, 2006	$6,342	$836	$—		$(390	)(2)	$6,788

Year ended December 31, 2005	$5,902	$739	$—		$(299	)(2)	$6,342

Year ended December 31, 2004	$5,146	$1,520	$335	(3)	$(1,099	)(2)	$5,902

(1)	Uncollectible accounts written off.
(2)	Inactive, obsolete and unsalable inventory written off.
(3)	Excess and obsolete reserve assumed in acquisition.