Form 10-Q
period 2007-04-01
SYPRIS SOLUTIONS INC
filed 2007-05-02
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 1, 2007

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

As of April 26, 2007, the Registrant had 18,901,875 shares of common stock outstanding.

Ta ble of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended
	April 1, 2007	March 31, 2006
	(Unaudited)
Net revenue:
Outsourced services	$95,006	$108,812
Products	16,433	21,185

Total net revenue	111,439	129,997

Cost of sales:
Outsourced services	86,249	101,144
Products	13,183	16,234

Total cost of sales	99,432	117,378

Gross profit	12,007	12,619
Selling, general and administrative	10,902	9,919
Research and development	679	334
Amortization of intangible assets	164	159

Operating income	262	2,207
Interest expense, net	719	1,159
Other income, net	(20)	(250)

(Loss) income before income taxes	(437)	1,298
Income tax (benefit) expense	(192)	441

Net (loss) income	$(245)	$857

(Loss) earnings per common share:
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$0.05

Dividends declared per common share	$0.03	$0.03

Weighted average shares outstanding:
Basic	18,107	18,042
Diluted	18,107	18,289

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	April 1, 2007	December 31, 2006
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$24,751	$32,400
Restricted cash	1,002	1,002
Accounts receivable, net	60,374	59,876
Inventory, net	82,174	74,146
Other current assets	33,149	34,014

Total current assets	201,450	201,438

Property, plant and equipment, net	149,096	155,341

Goodwill	14,277	14,277

Other assets	7,877	7,977

Total assets	$372,700	$379,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,824	$76,291
Accrued liabilities	23,957	19,430
Current portion of long-term debt	—	5,000

Total current liabilities	95,781	100,721

Long-term debt	55,000	55,000

Other liabilities	13,130	13,426

Total liabilities	163,911	169,147

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 18,901,875 shares issued and 18,898,116 outstanding in 2007 and 18,342,243 shares issued and 18,338,484 outstanding in 2006	189	183
Additional paid-in capital	143,955	143,537
Retained earnings	69,003	69,816
Accumulated other comprehensive loss	(4,342)	(3,634)
Treasury stock, 3,759 shares	(16)	(16)

Total stockholders’ equity	208,789	209,886

Total liabilities and stockholders’ equity	$372,700	$379,033

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Three Months Ended
	April 1, 2007	March 31, 2006
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(245)	$857
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,134	6,819
Noncash compensation expense	207	143
Other noncash items	(356)	(181)
Changes in operating assets and liabilities:
Accounts receivable	(534)	(3,167)
Inventory	(3,900)	938
Other current assets	(3,384)	(236)
Accounts payable	(4,432)	(4,145)
Accrued liabilities	4,685	6,131

Net cash (used in) provided by operating activities	(825)	7,159

Cash flows from investing activities:
Capital expenditures, net	(697)	(3,862)
Proceeds from sale of assets	22	10
Changes in nonoperating assets and liabilities	(598)	(650)

Net cash used in investing activities	(1,273)	(4,502)
Cash flows from financing activities:
Net decrease in debt under revolving credit agreements	(5,000)	—
Cash dividends paid	(551)	(545)
Proceeds from issuance of common stock	—	105
Tax benefit of options exercised	—	35

Net cash used in financing activities	(5,551)	(405)

Net (decrease) increase in cash and cash equivalents	(7,649)	2,252

Cash and cash equivalents at beginning of period	32,400	12,060

Cash and cash equivalents at end of period	$24,751	$14,312

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

(2) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, Sypris or the Company), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the quarterly period ended April 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2006 as presented in the Company’s Annual Report on Form 10-K.

(3) Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Specifically, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of the Company’s tax positions reassessment in accordance with the requirements of FIN 48 was not significant. Additional required disclosures under FIN 48 are included in Note 10 – Income Taxes.

(4) Major Customer Chapter 11 Filing

On March 3, 2006 (Filing Date), the Company’s largest customer, Dana Corporation (Dana), and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia-Pacific, Canadian and Mexican subsidiaries were excluded from the Chapter 11 filing. On May 10, 2006, the Company reached an agreement with Dana (Agreement) under which both parties agreed, among other things, that Dana owed the Company approximately $22,100,000, subject to reconciliation. Of this amount, the Agreement also provided the Company with a $9,200,000 progress payment on May 11, 2006, as well as reduced payment terms on a prospective basis. During the third quarter of 2006 and in conjunction with the reconciliation under the Agreement, the Company successfully reconciled approximately $9,900,000 of payables to Dana against receivables from Dana. As of December 31, 2006, Dana and the Company had substantially completed the reconciliation process under the Agreement. As of April 1, 2007 (excluding certain gain contingencies), net additional accounts receivable expected to be collected from pre-petition Dana (Debtor in Possession) approximated $1,100,000, although Dana has yet to pay such amounts. The Company also had a $3,300,000 refundable deposit with Dana at April 1, 2007 for a specified business line yet to be transferred to the Company for which the Company is pursuing reimbursement.

In addition, on December 6, 2006, an independent arbitrator initially held that Dana had breached certain of its agreements with Sypris by failing to transfer certain volumes of business and by failing to pay the appropriate prices for the volumes that were transferred. As a result, the arbitrator awarded payments to Sypris totaling $1,818,212 plus $146,258 per month on an ongoing basis. The arbitration ruling was subject to a 30-day clarification period and was not included in the 2006 consolidated balance sheet. On January 29, 2007, this award became final; and accordingly, net revenue in the consolidated statements of operations for the three months ended April 1, 2007 includes $2,256,986 pertaining to the arbitration award.

The Company continues to pursue additional offsets, possible gain contingencies, attorneys’ fees, interest and other relief through the Bankruptcy Court and other dispute resolution efforts, the outcome of which is uncertain at this time. For the three months ended April 1, 2007, the Company incurred over $317,000 of legal and other professional fees for Dana related issues. Such costs are included in selling, general and administrative expense in the consolidated statements of operations.

(5) Stock-Based Compensation

On January 12, 2007, the Company granted 258,000 restricted stock awards under a key employee retention program which vest over two or four years, as applicable. On March 1, 2007, the Company also granted 305,290 restricted stock awards under a long-term incentive program. Twenty-five percent of the restricted stock awards will vest in one-third increments on each of the third, fifth and seventh anniversaries of the grant date. Seventy-five percent of the restricted stock awards will vest in one-quarter increments on each of the first, second, third and fourth anniversaries of the achievement of the Vesting Trigger Date. This Vesting Trigger Date is the first business day following the Company’s achievement of a specified target for aggregate net income as measured over the previous four fiscal quarters. If no Vesting Trigger Date occurs before March 1, 2010, this portion of the restricted stock awards will be immediately forfeited.

(6) (Loss) Earnings Per Common Share

There were no adjustments required to be made to net (loss) income for purposes of computing basic and diluted (loss) earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) earnings per common share is as follows (in thousands):

	Three Months Ended
	April 1, 2007	March 31, 2006
	(Unaudited)
Shares used to compute basic (loss) earnings per common share	18,107	18,042
Dilutive effect of stock options	—	247

Shares used to compute diluted (loss) earnings per common share	18,107	18,289

(7) Inventory

Inventory consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
	(Unaudited)
Raw materials, including perishable tooling of $1,561 and $1,276 in 2007 and 2006, respectively	$25,150	$28,885
Work in process	12,296	12,576
Finished goods	9,479	10,129
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	50,197	40,451
Progress payments related to long-term contracts and programs	(8,284)	(11,107)
Reserve for excess and obsolete inventory	(6,664)	(6,788)

	$82,174	$74,146

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

	Three Months Ended
	April 1, 2007	March 31, 2006
	(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$79,119	$92,499
Aerospace & Defense	19,671	26,011
Test & Measurement	12,649	11,487

Electronics Group	32,320	37,498

	$111,439	$129,997

Gross profit:
Industrial Group	$5,320	$5,949
Aerospace & Defense	3,155	3,955
Test & Measurement	3,532	2,715

Electronics Group	6,687	6,670

	$12,007	$12,619

Operating income (loss):
Industrial Group	$2,883	$3,203
Aerospace & Defense	(298)	788
Test & Measurement	633	206

Electronics Group	335	994
General, corporate and other	(2,956)	(1,990)

	$262	$2,207

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

The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company, excluding the aforementioned pending major customer bankruptcy proceedings.

As of April 1, 2007, the Company had outstanding purchase commitments of approximately $35,228,000, primarily for the acquisition of inventory and manufacturing equipment. As of April 1, 2007, the Company also had outstanding letters of credit approximating $1,726,000 primarily under a captive insurance program.

(10) Income Taxes

The Company’s effective tax rate for the three months ended April 1, 2007 and March 31, 2006 was 44.0% and 34.0%, respectively. Reconciling items between the federal statutory income tax rate of 34.0% and the effective tax rate include state and foreign income taxes and certain other permanent differences.

Upon the adoption of FIN 48 as of January 1, 2007, the estimated value of the Company’s uncertain tax positions approximated $1,000,000 applicable to unrecognized net tax benefits. If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire balance would reduce the Company’s effective tax rate. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through March 30, 2008. As of April 1, 2007, there have been no significant changes to the liability for uncertain tax positions. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company had accrued approximately $300,000 for the payment of tax-related interest and penalties. The liability for uncertain tax positions including interest and penalties is carried in other liabilities in the consolidated balance sheets.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2003 – 2007, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

(11) Employee Benefit Plans

Pension (benefit) expense consisted of the following (in thousands):

	Three Months Ended
	April 1, 2007	March 31, 2006
	(Unaudited)
Service cost	$28	$24
Interest cost on projected benefit obligation	548	552
Net amortizations, deferrals and other costs	51	134
Expected return on plan assets	(775)	(682)

	$(148)	$28

(12) Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiary is the Mexican peso. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Total comprehensive loss for the first quarterly period of 2007 was $953,000 including foreign currency translation adjustments of $709,000. Total comprehensive income for the first quarter of 2006 was $139,000, including foreign currency translation adjustments of $719,000. For the three months ended April 1, 2007 and March 31, 2006 other income, net includes foreign currency transaction gains of $15,000 and $8,000, respectively.

(13) Subsequent Events

In April 2007, the Company’s Credit Agreement was amended and restated to limit total borrowings at $50,000,000, with $50,000,000 of additional borrowings available upon lead bank approval, extend the Credit Agreement through October 2009, revise certain financial covenants providing more flexibility in the Company’s financing structure, increase the Company’s interest rate structure and add a security interest in the Company’s accounts receivable, inventory and equipment. Other terms of the Credit Agreement remain substantially unchanged.

The Company also amended the Senior Notes in April 2007 to enable a portion of their repayment, revise certain financial covenants, modify the June 30, 2014 principal payment to June 30, 2012, increase the Company’s fixed interest rates and among other things, add a security interest in the Company’s accounts receivable, inventory and equipment. Other terms of the senior notes remained substantially unchanged.

After the aforementioned modifications, the Company’s principal commitment under the revolving credit facility is due in 2009, while the Company’s principal commitment under the senior notes is $4,100,000, $15,000,000 and $10,900,000 due in 2009, 2011 and 2012, respectively.

In April 2007, the Company borrowed $19,500,000 and utilized unrestricted cash to ratably repay $25,000,000 of the outstanding senior notes in addition to paying bank, make whole and attorney fees, and the unpaid interest on the $25,000,000 of Senior Notes. The majority of the attorney fees were incurred and properly accrued at April 1, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The table presented below, which compares our first quarterly period results of operations from 2007 to 2006, presents the results for each period, the change in those results from 2007 to 2006 in both dollars and percentage change and the results for each period as a percentage of net revenue. The columns present the following:

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended April 1, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	April 1, 2007	March 31, 2006	Favorable (Unfavorable)	Favorable (Unfavorable)	April 1, 2007	March 31, 2006
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$79,119	$92,499	$(13,380)	(14.5)%	71.0%	71.2%
Aerospace & Defense	19,671	26,011	(6,340)	(24.4)	17.6	20.0
Test & Measurement	12,649	11,487	1,162	10.1	11.4	8.8

Electronics Group	32,320	37,498	(5,178)	(13.8)	29.0	28.8

Total	111,439	129,997	(18,558)	(14.3)	100.0	100.0

Cost of sales:
Industrial Group	73,799	86,550	12,751	14.7	93.3	93.6
Aerospace & Defense	16,516	22,056	5,540	25.1	84.0	84.8
Test & Measurement	9,117	8,772	(345)	(3.9)	72.1	76.4

Electronics Group	25,633	30,828	5,195	16.9	79.3	82.2

Total	99,432	117,378	17,946	15.3	89.2	90.3

Gross profit:
Industrial Group	5,320	5,949	(629)	(10.6)	6.7	6.4
Aerospace & Defense	3,155	3,955	(800)	(20.2)	16.0	15.2
Test & Measurement	3,532	2,715	817	30.1	27.9	23.6

Electronics Group	6,687	6,670	17	0.3	20.7	17.8

Total	12,007	12,619	(612)	(4.8)	10.8	9.7

Selling, general and administrative	10,902	9,919	(983)	(9.9)	9.8	7.6
Research and development	679	334	(345)	(103.3)	0.6	0.3
Amortization of intangible assets	164	159	(5)	(3.1)	0.2	0.1

Operating income	262	2,207	(1,945)	(88.1)	0.2	1.7
Interest expense, net	719	1,159	440	38.0	0.6	0.9
Other income, net	(20)	(250)	(230)	(92.0)%	NM	(0.2)

(Loss) income before income taxes	(437)	1,298	(1,735)	NM	(0.4)	1.0
Income tax (benefit) expense	(192)	441	633	NM	(0.2)	0.3

Net (loss) income	$(245)	$857	$(1,102)	NM	(0.2)%	0.7%

Backlog. At April 1, 2007, backlog for our Aerospace & Defense segment increased $11.6 million to $102.8 million from $91.2 million at March 31, 2006, on $28.3 million in net orders compared to $19.0 million in net orders in the first three months of 2006. Backlog for our Test & Measurement segment increased $1.7 million to $5.7 million at April 1, 2007, on $12.9 million in net orders compared to $11.8 million in net orders for the first three months of 2006. We expect to convert approximately 88% of the Aerospace & Defense backlog and 100% of the Test & Measurement backlog at April 1, 2007 to revenue during the next twelve months.

Net Revenue. The Industrial Group primarily derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group decreased $13.4 million primarily due to an anticipated $18.4 million decrease in the heavy truck market, which was partially offset by increased pricing, increased demand from the trailer and energy markets and an arbitration award from a customer.

The Aerospace & Defense segment derives its revenue from product sales and technical outsourced services. Aerospace & Defense segment net revenue decreased $6.3 million from the prior year quarter. Product sales decreased $5.4 million primarily related to a $4.4 million decline related to the delayed launch of two classified programs to replace previous programs. Technical outsourced services decreased $0.9 million primarily due to the completion of a military program in the prior year.

The Test & Measurement segment derives its revenue from technical services and product sales. Net revenue from calibration and other outsourced services increased $1.3 million primarily due to increased demand which was partially offset by decreased product sales of $0.1 million for the first quarter of 2007 primarily due to volume decreases on a military program.

Gross Profit. Our Industrial Group’s gross profit of $5.3 million in the first quarter of 2007 decreased 10.6% from $5.9 million in the first quarter of 2006 primarily as a result of the anticipated 25% decrease in the heavy truck market, which was largely offset by increased pricing, increased demand from the trailer and energy markets and an arbitration award from a customer which all combined to drive gross profit as a percentage of revenue to 6.7% in the first quarter of 2007 from 6.4% in 2006.

The Aerospace & Defense segment’s gross profit decreased $0.8 million, or 20.2% in the first quarter of 2007 primarily due to decreased revenue of 24.4%, while gross profit as a percentage of revenue increased slightly to 16.0% from 15.2% in the prior year period primarily due to a favorable mix of technical outsourced services programs with higher gross margin rates.

The Test & Measurement segment’s gross profit increased $0.8 million for the first quarter of 2007 primarily due to a favorable shift in the mix of net revenue towards more profitable calibration services revenue, which also led gross profit as a percentage of revenue to increase to 27.9% from 23.6% in the prior year period.

Selling, General and Administrative. Selling, general and administrative expense increased $1.0 million primarily due to the three months ending April 1, 2007 including expenses related to bonus accruals under the 2007 incentive compensation plan and an employee retention program, including non-cash compensation.

Research and Development. Research and development costs increased from the prior year quarter primarily due to new product development efforts within our Aerospace & Defense segment.

Interest Expense, Net. Interest expense decreased primarily due to decreased weighted average debt outstanding resulting from our working capital management initiative. Our weighted average debt outstanding decreased to $55.0 million for the first quarter of 2007 from $76.0 million during the first quarter of 2006. The weighted average interest rate decreased to 5.4% in the first quarter of 2007 from 5.5% in the first quarter of 2006, but is expected to rise in the future as a result of the Company’s recently amended Credit Agreement and Senior Notes.

Income Taxes. Our effective income tax rate increased to 44.0% in the first quarter of 2007 from 34.0% in the first quarter of 2006, primarily due to the mix of foreign to domestic operating results.

Liquidity, Capital Resources and Financial Condition

Net cash used in operating activities was $0.8 million in the first quarter of 2007, as compared to net cash provided by operating activities of $7.2 million in 2006. Net cash used in operating activities includes a net increase in working capital investment as a result of increased inventory and other current assets in preparation for second half of the year 2007 shipments in the Electronics Group. Overall, accounts receivable increased $0.5 million in the first quarter of 2007 and accounts payable decreased $4.4 million. Accrued liabilities increased $4.7 million primarily as a result of the $5.5 million deferral of an advance customer payment, which was partially offset by lower general accruals as a result of lower volumes. Other current assets increased $3.4 million primarily as a result of an increase in deferred contract costs.

Net cash used in investing activities decreased $3.2 million to $1.3 million in the first quarter of 2007 primarily as a result of decreased capital expenditures.

Net cash used in financing activities was $5.6 million in the first quarter of 2007, compared to $0.4 million in the first quarter of 2006 primarily due to the repayment of $5.0 million on our revolving credit facility in 2007.

We had no outstanding borrowings under our revolving credit facility at April 1, 2007, and an unrestricted cash balance of $24.8 million. Approximately $6.7 million of the unrestricted cash balance relates to our Mexican subsidiaries. In April 2007, our Credit Agreement was amended and restated to limit total borrowings at $50.0 million, with $50.0 million of additional borrowings available upon lead bank approval and extend the Credit Agreement through October 2009. We also amended the Senior Notes in April 2007 to enable a portion of their repayment and modify the June 30, 2014 principal payment to June 30, 2012. The amendments for the Senior Notes and Credit Agreement also increase our interest rates, revise certain financial covenants providing more flexibility in our financing structure and add a security interest in our accounts receivable, inventory and equipment. Other terms of the Credit Agreement and Senior Notes remain substantially unchanged.

In April 2007, the Company borrowed $19.5 million and utilized unrestricted cash to ratably repay $25.0 million of the outstanding Senior Notes in addition to paying bank and attorney fees and the unpaid interest, as applicable. After the aforementioned modifications, our principal commitment under the revolving credit facility is due in 2009, while our principal commitment under the senior notes is $4.1 million, $15.0 million and $10.9 million due in 2009, 2011 and 2012, respectively. We also had purchase commitments totaling approximately $35.2 million at April 1, 2007, primarily for inventory and manufacturing equipment.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no significant changes in our critical accounting policies during the first quarter of 2007, except for the treatment of tax contingency accruals.

Effective January 1, 2007, the Company began to measure and record tax contingency accruals in accordance with FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” The expanded disclosure requirements of FIN 48 are presented in Note 10 to the Consolidated Financial Statements in Part I, Item I.

FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Adjustments to other tax accruals are generally recorded in earnings in the period they are determined. Prior to January 1, 2007, the Company recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated.

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

A number of significant factors could materially affect our specific business operations, and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results include: cost and availability of raw materials such as steel, components, freight, natural gas or utilities; cost and inefficiencies associated with increasing our manufacturing capacity and launching new programs; stability and predictability of our costs and margins or our customers’ forecasts, financial conditions (including bankruptcies or other restructurings), late payments, low-margin product mix, market shares, changing product requirements or scheduling demands; costs associated with breakdowns or repairs of machinery and equipment; growth beyond our productive capacity, cyclical or other downturns, adverse impacts of new technologies or other competitive pressures which erode our margins; cost, efficiency and yield of our operations including capital investments, working capital, scrap rates, cycle times, injuries, self-insured risks, wages, freight, production schedules, overtime costs, expediting costs or scrap rates; failure to make strategic acquisitions or to integrate and improve results of acquired businesses or to identify and adequately insure environmental or other risks in due diligence; inventory valuation risks due to obsolescence, shrinkage, price, overstocking or underbilling; changes in government funded or other customer programs (including the failure to appropriate funds for IDIQ contracts); reliance on major customers or suppliers; revised contract prices or estimates of major contract costs; dependence on, recruitment or retention of management or other key employees; union negotiations; pension valuation, health care or other benefit costs; labor relations; strikes; risks of foreign operations; currency exchange rates; costs and supply of debt, equity capital, or insurance due to poor operating or financial results, new business risks, credit ratings, debt covenants (including those regarding our creditors’ secured interests), contract claims, insurance conditions or regulatory developments; impairments or write-offs of goodwill or fixed assets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; completion of the internal control assessment process; costs of compliance with auditing, regulatory or contractual obligations; regulatory actions or sanctions; contract terminations or other disputes or litigation, involving customer, supplier, creditor, stockholder, product liability, environmental or asbestos-related claims; war, terrorism or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties; and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.00% at April 1, 2007) based upon our leverage ratio. A change in interest rates of 100 basis points would not significantly change interest expense on an annualized basis, based upon our debt outstanding at April 1, 2007. A change in fixed interest rates of 100 basis points would change the fair value of our Senior Notes by $2.4 million. Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains related to U.S. Dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. Dollars. A one percent change in foreign currency exchange rates would result in remeasurement gain or loss of approximately $0.3 million on an annualized basis, based upon the U.S. Dollar denominated accounts of our foreign subsidiary at April 1, 2007. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurances that the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates.

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

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Amended and Restated Loan Agreement dated as of April 6, 2007 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and JP Morgan Chase Bank, N.A., LaSalle Bank National Association, and National City Bank. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007 (Commission File No. 000-24020))

10.2	Third Amendment to the Note Purchase Agreement dated as of April 6, 2007 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and The Guardian Life Insurance Company Of America, Connecticut General Life Insurance Company , Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 11, 2007 (Commission File No. 000-24020))

10.3	Security Interest Agreement dated April 6, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 11, 2007 (Commission File No. 000-24020)).

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC. (Registrant)

Date: May 2, 2007	By:	/s/ T. Scott Hatton
(T. Scott Hatton) Vice President & Chief Financial Officer

Date: May 2, 2007	By:	/s/ Jeffrey T. Reibel
(Jeffrey T. Reibel) Controller (Principal Accounting Officer)