Form 10-Q
period 2007-07-01
SYPRIS SOLUTIONS INC
filed 2007-08-08
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 1, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2007, the Registrant had 19,142,022 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 1, 2007	June 30, 2006	July 1, 2007	June 30, 2006
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$91,338	$115,419	$186,344	$224,230
Products	24,909	16,814	41,342	37,998

Total net revenue	116,247	132,233	227,686	262,228

Cost of sales:
Outsourced services	87,156	109,688	173,405	210,831
Products	21,390	12,111	34,573	28,346

Total cost of sales	108,546	121,799	207,978	239,177

Gross profit	7,701	10,434	19,708	23,051

Selling, general and administrative	8,775	9,376	19,371	18,874
Research and development	714	371	1,393	704
Amortization of intangible assets	164	158	328	317
Nonrecurring items	1,248	256	1,554	677

Operating (loss) income	(3,200)	273	(2,938)	2,479

Interest expense, net	914	1,083	1,633	2,242
Other expense (income), net	61	(8)	41	(258)

(Loss) income before income taxes	(4,175)	(802)	(4,612)	495
Income tax (benefit) expense	(1,874)	(358)	(2,066)	83

Net (loss) income	$(2,301)	$(444)	$(2,546)	$412

(Loss) earnings per common share:
Basic	$(0.13)	$(0.02)	$(0.14)	$0.02
Diluted	$(0.13)	$(0.02)	$(0.14)	$0.02

Dividends declared per common share	$0.03	$0.03	$0.06	$0.06

Weighted average shares outstanding:
Basic	18,169	18,065	18,138	18,055
Diluted	18,169	18,065	18,138	18,237

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	July 1, 2007	December 31, 2006
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$19,398	$32,400
Restricted cash	883	1,002
Accounts receivable, net	60,974	59,876
Inventory, net	80,570	74,146
Other current assets	32,503	34,014

Total current assets	194,328	201,438
Property, plant and equipment, net	145,309	155,341
Goodwill	14,277	14,277
Other assets	8,344	7,977

Total assets	$362,258	$379,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,130	$76,291
Accrued liabilities	20,468	19,430
Current portion of long-term debt	—	5,000

Total current liabilities	93,598	100,721

Long-term debt	48,000	55,000
Other liabilities	13,286	13,426

Total liabilities	154,884	169,147

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 19,179,117 shares issued and 19,136,105 outstanding in 2007 and 18,342,243 shares issued and 18,338,484 outstanding in 2006	191	183
Additional paid-in capital	145,011	143,537
Retained earnings	66,130	69,816
Accumulated other comprehensive loss	(3,762)	(3,634)
Treasury stock, 43,012 and 3,759 shares in 2007 and 2006, respectively	(196)	(16)

Total stockholders’ equity	207,374	209,886

Total liabilities and stockholders’ equity	$362,258	$379,033

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Six Months Ended
	July 1, 2007	June 30, 2006
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,546)	$412
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,254	13,678
Noncash compensation expense	462	448
Other noncash items	27	(1,520)
Changes in operating assets and liabilities:
Accounts receivable	(831)	(1,814)
Inventory	(1,843)	6,161
Other current assets	(3,328)	(3,448)
Accounts payable	(3,258)	15,827
Accrued liabilities	1,492	(156)

Net cash provided by operating activities	4,429	29,588

Cash flows from investing activities:
Capital expenditures, net	(3,612)	(4,903)
Proceeds from sale of assets	22	57
Changes in nonoperating assets and liabilities	(891)	431

Net cash used in investing activities	(4,481)	(4,415)

Cash flows from financing activities:
Net change in debt under revolving credit agreements	13,000	(10,000)
Payments on Senior Notes	(25,000)	—
Cash dividends paid	(1,117)	(1,094)
Proceeds from issuance of common stock	167	209

Net cash used in financing activities	(12,950)	(10,885)

Net (decrease) increase in cash and cash equivalents	(13,002)	14,288
Cash and cash equivalents at beginning of period	32,400	12,060

Cash and cash equivalents at end of period	$19,398	$26,348

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, testing, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components & assemblies, aerospace & defense electronics, and test & measurement equipment.

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, Sypris or the Company), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended July 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2006 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

(4)	Major Customer Chapter 11 Filing

On March 3, 2006 (Filing Date), the Company’s largest customer, Dana Corporation (Dana), and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia-Pacific, Canadian and Mexican subsidiaries were excluded from the Chapter 11 filing. On May 10, 2006, the Company reached an agreement (Agreement) with Dana (Debtor-in-Possession) under which both parties agreed, among other things, that Dana (Debtor-in-Possession) owed the Company approximately $22,100,000, and that the Company owed Dana approximately $11.8 million or a difference of approximately $10.3 million subject to final reconciliation. Of this amount, the Agreement also provided the Company with a $9,200,000 progress payment on May 11, 2006, as well as reduced payment terms on a prospective basis. As of December 31, 2006, Dana and the Company had substantially completed the reconciliation process under the Agreement and the Company expected approximately $1,100,000 in net additional accounts receivable to be collected from Dana (Debtor in Possession), although Dana had not yet paid such amounts. The Company also had a $3,300,000 refundable deposit with Dana for a specified business line yet to be transferred to the Company.

In addition, on December 6, 2006, an independent arbitrator initially held that Dana had breached certain of its agreements with Sypris by failing to transfer certain volumes of business and by failing to pay the appropriate prices for the volumes that were transferred. As a result, the arbitrator awarded payments to Sypris totaling $1,818,212 plus $146,258 per month on an ongoing basis. The arbitration ruling was subject to a 30-day clarification period and was not included in the 2006 consolidated balance sheet. On January 29, 2007, this award became final; and accordingly, net revenue in the consolidated statements of operations for the six months ended July 1, 2007 includes $2,695,760 pertaining to the arbitration award. See Note 14 for Dana related subsequent events.

(5)	Stock-Based Compensation

On May 14, 2007 the Company offered eligible participants, including executive officers and directors of the Company, the opportunity to surrender certain vested outstanding, unexercised stock options which have exercise prices greater than $7.90 per share in exchange for shares of common stock or new options to acquire common stock with an exercise price of $7.90 per share, pursuant to the 2004 Sypris Equity Plan. Participants could participate in the offer if they remained employed through June 13, 2007, the date on which the Company canceled eligible options under the offer. At the participant’s election, the participant could exchange all of the eligible options owned by such participant for either (i) shares of common stock having a fair value equivalent to the fair value of each such eligible option, or (ii) new options to purchase shares of Sypris common stock having a fair value equivalent to the fair value of each such eligible option.

The ratio of shares subject to eligible options cancelled to common stock and new options issued was calculated using the Black-Scholes Merton Option Valuation Model. If a participant elected to exchange any eligible options, he or she also surrendered any target performance options granted under any Sypris equity plan. Each share of common stock and new option granted with respect to an exchanged option was fully vested. All new options are exercisable through May 14, 2011 unless earlier forfeited.

The following table summarizes option activity for the six months ended July 1, 2007:

	Number of Shares	Weighted-average Exercise Price Per Share	Weighted-average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,303,317	$10.08
Granted	382,529	7.88
Exchanged	(1,101,655)	11.93
Forfeited	(58,640)	9.44
Expired	(105,000)	7.44
Exercised	(57,997)	6.17

Outstanding at July 1, 2007	1,362,554	$8.37	3.52	$615,985

Exercisable at July 1, 2007	1,061,308	$8.12	3.29	$591,451

Pursuant to the Exchange Offer and in exchange for the options surrendered, the Company issued 159,974 shares of common stock, in addition to 374,529 options to purchase common stock. Additionally, participants surrendered 150,500 Target Options under the program, which represented all remaining Target Options outstanding at the date of exchange.

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

There were no adjustments required to be made to net (loss) income for purposes of computing basic and diluted (loss) earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) earnings per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	June 30, 2006	July 1, 2007	June 30, 2006
	(Unaudited)		(Unaudited)
Shares used to compute basic (loss) earnings per common share	18,169	18,065	18,138	18,055
Dilutive effect of equity awards	—	—	—	182

Shares used to compute diluted (loss) earnings per common share	18,169	18,065	18,138	18,237

(7)	Inventory

Inventory consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
	(Unaudited)
Raw materials, including perishable tooling of $1,546 and $1,276 in 2007 and 2006, respectively	$24,930	$28,885
Work in process	12,193	12,576
Finished goods	8,796	10,129
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	45,134	40,451
Progress payments related to long-term contracts and programs	(3,999)	(11,107)
Reserve for excess and obsolete inventory	(6,484)	(6,788)

	$80,570	$74,146

(8)	Debt

Long-term debt consists of the following:

	July 1, 2007	December 31, 2006
	(Unaudited)
Revolving credit facility	$18,000	$5,000
Senior notes	30,000	55,000

	48,000	60,000
Less current portion	—	5,000

	$48,000	$55,000

In April 2007, the Company’s Credit Agreement was amended and restated to: i) limit total borrowings at $50,000,000, with $50,000,000 of additional borrowings available upon lead bank approval, ii) extend the Credit Agreement through October 2009, iii) revise certain financial covenants providing more flexibility in the Company’s financing structure, iv) increase the Company’s interest rate structure, and v) add a security interest in the Company’s accounts receivable, inventory and equipment. Other terms of the Credit Agreement remained substantially unchanged.

The Company also amended the Senior Notes in April 2007 to enable a portion of their repayment, revise certain financial covenants, modify the June 30, 2014 principal payment to June 30, 2012, increase the Company’s fixed interest rates and among other things, add a security interest in the Company’s accounts receivable, inventory and equipment. Other terms of the Senior Notes remained substantially unchanged. As a result of the aforementioned modifications, the Company deferred $849,000 of loan costs, which are included in other assets in the consolidated balance sheets.

After the aforementioned modifications, the Company’s principal commitment under the revolving credit facility is due in 2009, while the Company’s principal commitment under the Senior Notes is $4,100,000, $15,000,000 and $10,900,000 due in 2009, 2011 and 2012, respectively.

(9)	Segment Data

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

	Three Months Ended		Six Months Ended
	July 1, 2007	June 30, 2006	July 1, 2007	June 30, 2006
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$73,472	$98,454	$152,591	$190,952
Aerospace & Defense	29,380	21,917	49,051	47,927
Test & Measurement	13,395	11,862	26,044	23,349

Electronics Group	42,775	33,779	75,095	71,276

	$116,247	$132,233	$227,686	$262,228

Gross profit:
Industrial Group	$3,749	$4,491	$9,069	$10,439
Aerospace & Defense	777	3,347	3,932	7,301
Test & Measurement	3,175	2,596	6,707	5,311

Electronics Group	3,952	5,943	10,639	12,612

	$7,701	$10,434	$19,708	$23,051

Operating income (loss):
Industrial Group	$1,468	$2,127	$4,351	$5,330
Aerospace & Defense	(2,590)	348	(2,887)	1,137
Test & Measurement	765	42	1,397	248

Electronics Group	(1,825)	390	(1,490)	1,385
General, corporate and other	(2,843)	(2,244)	(5,799)	(4,236)

	$(3,200)	$273	$(2,938)	$2,479

(10)	Commitments and Contingencies

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

As of July 1, 2007, the Company had outstanding purchase commitments of approximately $27,773,000, primarily for the acquisition of inventory and manufacturing equipment. As of July 1, 2007, the Company also had outstanding letters of credit approximating $2,794,000 primarily under a captive insurance program.

(11)	Income Taxes

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

Upon the adoption of FIN 48 as of January 1, 2007, the estimated value of the Company’s uncertain tax positions approximated $1,000,000 applicable to unrecognized net tax benefits. If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire balance would reduce the Company’s effective tax rate. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through July 2008. As of July 1, 2007, there have been no significant changes to the liability for uncertain tax positions. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of July 1, 2007, the Company had accrued approximately $300,000 for the payment of tax-related interest and penalties. The liability for uncertain tax positions including interest and penalties is carried in other liabilities in the consolidated balance sheets.

The Company’s effective tax rate for the three and six months ended July 1, 2007 was 45%. The Company’s effective tax rate for the three and six months ended June 30, 2006 was 45% and 17%, respectively. Reconciling items between the federal statutory income tax rate of 34% and the effective tax rate include state and foreign income taxes and certain other permanent differences.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2003 through 2007, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

The Company’s Mexican subsidiary is currently under a routine audit by the Mexican Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for the periods from May 27, 2004 through July 20, 2007. Proposed audit adjustments, if any, could significantly impact the Company’s operating results.

(12)	Employee Benefit Plans

Pension (benefit) expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	June 30, 2006	July 1, 2007	June 30, 2006
	(Unaudited)		(Unaudited)
Service cost	$28	$25	$56	$49
Interest cost on projected benefit obligation	548	538	1,096	1,090
Net amortizations, deferrals and other costs	51	110	102	244
Expected return on plan assets	(775)	(698)	(1,550)	(1,380)

	$(148)	$(25)	$(296)	$3

(13)	Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiary is the Mexican peso. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in other comprehensive loss as a separate component of stockholders’ equity. Total comprehensive loss for the three and six months ended July 1, 2007 was $1,721,000 and $2,674,000 respectively, including foreign currency translation adjustments of $580,000 and $128,000, respectively. For the three and six months ended July 1, 2007, other income, net includes foreign currency transaction losses of $61,000 and $46,000, respectively. Similar amounts for 2006 were not significant.

(14)	Subsequent Event

On July 24, 2007, the Company announced that Sypris Technologies, Inc., a wholly-owned subsidiary, has entered into a comprehensive settlement agreement with Dana to resolve all outstanding disputes and enter into a new long-term supply contract. Dana filed a motion for an order approving the settlement agreement with the court in the Southern District of New York. The motion was heard by the court on August 7, 2007 and approved.

The agreement provides for Dana and the Company to (i) enter into a new, long-term master supply agreement in lieu of the three existing supply contracts, (ii) exchange production of certain non-core components, (iii) rebalance production among Company plants to reduce costs for both parties, and (iv) cease all litigation with regard to prior contract disputes, including the release of Dana from certain committed but undelivered production volumes. In addition, Dana will provide the Company with an allowed general unsecured claim in the amount of $89,900,000, a significant portion of which is expected to be deferred.

The new master supply agreement will run through 2014 and provides Dana with enhanced pricing for certain products beginning in 2008, and improved coverage in the areas of quality and warranty, among others.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The tables presented below, which compare our results of operations for the three and six month periods from 2007 to 2006, presents the results for each period, the change in those results from 2007 to 2006 in both dollars and percentage change and the results for each period as a percentage of net revenue. The columns present the following:

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended July 1, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	July 1, 2007	June 30, 2006	Favorable (Unfavorable)	Favorable (Unfavorable)	July 1, 2007	June 30, 2006
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$73,472	$98,454	$(24,982)	(25.4)%	63.2%	74.4%
Aerospace & Defense	29,380	21,917	7,463	34.1	25.3	16.6
Test & Measurement	13,395	11,862	1,533	12.9	11.5	9.0

Electronics Group	42,775	33,779	8,996	26.6	36.8	25.6

Total	116,247	132,233	(15,986)	(12.1)	100.0	100.0

Cost of sales:
Industrial Group	69,723	93,963	24,240	25.8	94.9	95.4
Aerospace & Defense	28,603	18,570	(10,033)	(54.0)	97.4	84.7
Test & Measurement	10,220	9,266	(954)	(10.3)	76.3	78.1

Electronics Group	38,823	27,836	(10,987)	(39.5)	90.8	82.4

Total	108,546	121,799	13,253	10.9	93.4	92.1

Gross profit:
Industrial Group	3,749	4,491	(742)	(16.5)	5.1	4.6
Aerospace & Defense	777	3,347	(2,570)	(76.8)	2.6	15.3
Test & Measurement	3,175	2,596	579	22.3	23.7	21.9

Electronics Group	3,952	5,943	(1,991)	(33.5)	9.2	17.6

Total	7,701	10,434	(2,733)	(26.2)	6.6	7.9

Selling, general and administrative	8,775	9,376	601	6.4	7.5	7.1
Research and development	714	371	(343)	(92.5)	0.6	0.3
Amortization of intangible assets	164	158	(6)	(3.8)	0.1	0.1
Nonrecurring items	1,248	256	(992)	(387.5)	1.1	0.2

Operating (loss) income	(3,200)	273	(3,473)	NM	(2.7)	0.2
Interest expense, net	914	1,083	169	15.6	0.8	0.8
Other expense (income), net	61	(8)	(69)	NM	0.1	—

Loss before income taxes	(4,175)	(802)	(3,373)	(420.6)	(3.6)	(0.6)
Income tax benefit	(1,874)	(358)	1,516	423.5	(1.6)	(0.3)

Net loss	$(2,301)	$(444)	$(1,857)	(418.2)%	(2.0)%	(0.3)%

Six Months Ended July 1, 2007 Compared to Six Months Ended June 30, 2006

	Six Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Six Months Ended
	July 1, 2007	June 30, 2006	Favorable (Unfavorable)	Favorable (Unfavorable)	July 1, 2007	June 30, 2006
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$152,591	$190,952	$(38,361)	(20.1)%	67.0%	72.8%
Aerospace & Defense	49,051	47,927	1,124	2.3	21.6	18.3
Test & Measurement	26,044	23,349	2,695	11.5	11.4	8.9

Electronics Group	75,095	71,276	3,819	5.4	33.0	27.2

Total	227,686	262,228	(34,542)	(13.2)	100.0	100.0

Cost of sales:
Industrial Group	143,522	180,513	36,991	20.5	94.1	94.5
Aerospace & Defense	45,119	40,626	(4,493)	(11.1)	92.0	84.8
Test & Measurement	19,337	18,038	(1,299)	(7.2)	74.2	77.3

Electronics Group	64,456	58,664	(5,792)	(9.9)	85.8	82.3

Total	207,978	239,177	31,199	13.0	91.3	91.2

Gross profit:
Industrial Group	9,069	10,439	(1,370)	(13.1)	5.9	5.5
Aerospace & Defense	3,932	7,301	(3,369)	(46.1)	8.0	15.2
Test & Measurement	6,707	5,311	1,396	26.3	25.8	22.7

Electronics Group	10,639	12,612	(1,973)	(15.6)	14.2	17.7

Total	19,708	23,051	(3,343)	(14.5)	8.7	8.8

Selling, general and administrative	19,371	18,874	(497)	(2.6)	8.5	7.2
Research and development	1,393	704	(689)	(97.9)	0.6	0.3
Amortization of intangible assets	328	317	(11)	(3.5)	0.1	0.1
Nonrecurring items	1,554	677	(877)	(129.5)	0.7	0.2

Operating (loss) income	(2,938)	2,479	(5,417)	NM	(1.2)	1.0
Interest expense, net	1,633	2,242	609	27.2	0.7	0.8
Other expense (income), net	41	(258)	(299)	NM	—	—

(Loss) income before income taxes	(4,612)	495	(5,107)	NM	(1.9)	0.2
Income tax (benefit) expense	(2,066)	83	2,149	NM	(0.9)	—

Net (loss) income	$(2,546)	$412	$(2,958)	NM %	(1.0)%	0.2%

Backlog. At July 1, 2007, backlog for our Aerospace & Defense segment increased $6.0 million to $93.1 million from $87.1 million at June 30, 2006, on a 29% increase in net orders to $47.9 million in the six months ended July 1, 2007 compared to $37.3 million in net orders in the first six months of 2006. Backlog for our Test & Measurement segment increased $1.7 million to $6.0 million at July 1, 2007, on a 9% increase in orders to $26.5 million compared to $24.3 million in net orders for the first six months of 2006. We expect to convert approximately 74% of the Aerospace & Defense backlog and 100% of the Test & Measurement backlog at July 1, 2007 to revenue during the next twelve months.

Net Revenue. The Industrial Group primarily derives its revenue from manufacturing services and product sales. Compared to the prior year, net revenue in the Industrial Group decreased $25.0 million and $38.4 million for the three and six month periods, respectively, primarily due to an anticipated decrease in the heavy truck market partially offset by increased pricing and an arbitration award from a customer.

The Aerospace & Defense segment derives its revenue from product sales and technical outsourced services. Aerospace & Defense segment net revenue for the second quarter increased 34% or $7.5 million from the prior year, primarily due to increased product sales of $6.7 million driven by the ramp-up of a new classified program during the second quarter. Technical outsourced services also increased $0.8 million primarily as a result of sales associated with the launch of several new programs during the second half of 2006. Aerospace & Defense segment net revenue for the six months ended July 1, 2007 increased $1.1 million over the prior year period primarily due to increased product sales from the ramp-up of a new classified program during the second quarter, which was largely offset by the delayed launch of a classified program to replace a prior generation program.

The Test & Measurement segment derives its revenue from technical services and product sales. Net revenue from calibration and other outsourced services increased 11% or $1.2 million and products sales increased 22% or $0.3 million for the second quarter primarily due to increased demand. Such changes from the prior year six month period were an increase of 12% or $2.5 million and 6% or $0.2 million, respectively, primarily due to increased demand.

Gross Profit. The Industrial Group’s gross profit of $3.7 million and $9.1 million in the second quarter and six month periods of 2007, respectively, decreased from $4.5 million and $10.4 million in the second quarter and six month periods of 2006, primarily as a result of the anticipated decrease in the heavy truck market and higher fringe benefit costs, which was largely offset by increased pricing, increased demand from the trailer and energy markets and an arbitration award from a customer. Gross profit as a percentage of revenue increased to 5.1% and 5.9% for the second quarter and six month periods of 2007, respectively, from 4.6% and 5.5% for the second quarter and six month periods of 2006, respectively, primarily due to pricing improvements.

The Aerospace & Defense segment’s gross profit decreased $2.6 million and $3.4 million in the second quarter and six months of 2007, respectively, primarily due to the delay in the award of a follow-on contract for a government program, combined with some delay in cost reduction efforts for the same program. Consequently, gross profit as a percentage of revenue in the second quarter of 2007 decreased to 2.6% from 15.3% in the prior year period.

The Test & Measurement segment’s gross profit increased 22% or $0.6 million and 26% or $1.4 million for the second quarter and six month periods of 2007, respectively, primarily due to increased revenues, which also favorably impacted gross profit as a percentage of revenue, which increased to 23.7% and 25.8% for the three and six month periods of 2007, respectively, from 21.9% and 22.7% for the three and six month periods of 2006.

Selling, General and Administrative. Selling, general and administrative expense decreased $0.6 million in the second quarter of 2007 over the prior year period primarily due to lower head count and reductions in other compensation-related expenses. Selling, general and administrative expense in the six month period ended July 1, 2007 increased $0.5 million over the prior year period, primarily due to additional expense recognized related to an employee retention program.

Research and Development. Research and development costs during the second quarter and six month periods ended July 1, 2007 increased from the prior year periods primarily due to new product development efforts within our Aerospace & Defense segment.

Nonrecurring Items. Nonrecurring items include legal and professional fees incurred as a result of the Dana Bankruptcy filing in March of 2006. Such costs increased by $1.0 million and $0.9 million in the second quarter and six month periods of 2007, respectively, due to increased external legal and advisory services related to the Dana settlement and supply agreements.

Interest Expense, Net. Interest expense decreased primarily due to decreased weighted average debt outstanding resulting from our working capital management initiative, which was partially offset by higher interest rates from the April 2007 modification of our credit agreement and senior notes. Our weighted average debt outstanding decreased to $51.0 million and $53.0 million for the second quarter and six month periods of 2007, respectively, from $73.3 million and $74.6 million during the second quarter and six month periods of 2006. The weighted average interest rate increased to 7.1% and 6.2% for the second quarter and six month periods of 2007, respectively, from 5.6% for both the second quarter and six month periods of 2006.

Income Taxes. Our effective income tax rate was 45% for the second quarter and six months ended July 1, 2007 as compared to 45% and 17%, respectively for the comparable prior year periods. The change in the effective tax rate is primarily due to the mix of foreign and domestic operating results.

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities was $4.4 million in the first six months of 2007, as compared to $29.6 million in 2006, primarily due to the timing of working capital improvements in the first half of 2006 which were not repeated in the first half of 2007, including $9.2 million of progress payments and $6.0 million of additional payments resulting from a reduction in payment terms both under an interim settlement with a bankrupt customer, plus $7.0 million in inventory reductions in the first phase of our implementation of lean techniques. In the first six months of 2007, accounts receivable increased $0.8 million and accounts payable decreased $3.3 million on lower volumes primarily due to timing of payments and shipments to and from our customers and suppliers, respectively. Accrued liabilities increased $1.5 million primarily as a result of higher legal expense accruals related to the Dana bankruptcy negotiations and pending settlement and supply agreements. Other current assets increased $3.3 million primarily as a result of an increase in deferred contract costs.

Net cash used in investing activities remained consistent with the first six months of 2006.

Net cash used in financing activities was $13.0 million in the first six months of 2007, compared to $10.9 million in the first six months of 2006, primarily due to the pay down of our Senior Notes in conjunction with the amendment of our credit agreement and senior notes during the second quarter.

We had total borrowings under our revolving credit facility of $18 million at July 1, 2007, and an unrestricted cash balance of $19.4 million. Approximately $9.7 million of the unrestricted cash balance relates to our Mexican subsidiaries. In April 2007, our credit agreement was amended and restated to limit total borrowings at $50.0 million, with $50.0 million of additional borrowings available upon lead bank approval, and extend the credit agreement through October 2009. We also amended the senior notes in April 2007 to enable a portion of their repayment and modify the June 30, 2014 principal payment to June 30, 2012. The amendments for the senior notes and credit agreement also increase our interest rates, revise certain financial covenants providing more flexibility in our financing structure and add a security interest in our accounts receivable, inventory and equipment. Other terms of the Credit Agreement and Senior Notes remain substantially unchanged. After the aforementioned modifications, our principal commitment under the revolving credit facility is due in 2009, while our principal commitment under the senior notes is $4.1 million, $15.0 million and $10.9 million due in 2009, 2011 and 2012, respectively. We also had purchase commitments totaling approximately $27.8 million at July 1, 2007, primarily for inventory and manufacturing equipment.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no significant changes in our critical accounting policies during the six month period ended July 1, 2007, except for the treatment of tax contingency accruals, for which our new policy is outlined below.

Effective January 1, 2007, the Company began to measure and record tax contingency accruals in accordance with FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” The expanded disclosure requirements of FIN 48 are presented in Note 11 to the Consolidated Financial Statements in Part I, Item I.

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

A number of significant factors could materially affect our specific business operations, and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: cost and availability of raw materials such as steel, components, freight, natural gas or utilities; cost and inefficiencies associated with increasing our manufacturing capacity and launching new or next generation programs; stability and predictability of our costs and margins or our customers’ forecasts, financial conditions, late payments, low-margin product mix, market shares, changing product requirements or scheduling demands; costs associated with breakdowns or repairs of machinery and equipment; growth beyond our productive capacity, cyclical or other downturns, adverse impacts of new technologies or other competitive pressures which erode our margins; cost, efficiency and yield of our operations including capital investments, working capital, cycle times, injuries, self-insured risks, wages, freight, production schedules, overtime costs, expediting costs or scrap rates; failure to make strategic acquisitions or to integrate and improve results of acquired businesses or to identify and adequately insure environmental or other risks in due diligence; inventory valuation risks due to obsolescence, shrinkage, theft, price, overstocking or underbilling; changes in government funded or other customer programs (including the failure to appropriate funds for IDIQ contracts); reliance on major customers or suppliers, especially in the automotive sector where bankruptcies or other restructurings could result in the rejection or modification of our contracts; revised contract prices or estimates of major contract costs; dependence on, recruitment or retention of management or other key employees; union negotiations; pension valuation, health care or other benefit costs; labor relations; strikes; risks of foreign operations; currency exchange rates; costs and supply of debt, equity capital, or insurance due to poor operating or financial results, new business risks, credit ratings, debt covenants (including those regarding our creditors’ secured interests), contract claims, insurance conditions or regulatory developments; impairments or write-offs of goodwill or fixed assets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; completion of the internal control assessment process; costs of compliance with auditing, regulatory or contractual obligations; regulatory actions or sanctions; contract terminations or other disputes or litigation, involving customer, supplier, creditor, stockholder, product liability, or environmental claims; war, terrorism or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties; and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.50% at July 1, 2007) based upon our leverage ratio. A change in interest rates of 100 basis points would result in additional interest expense of less than $0.2 million on an annualized basis, based upon our debt outstanding at July 1, 2007. A change in fixed interest rates of 100 basis points would change the fair value of our Senior Notes by $1.2 million. Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains related to U.S. Dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. Dollars. A one percent change in foreign currency exchange rates would result in remeasurement gain or loss of approximately $0.3 million on an annualized basis, based upon the U.S. Dollar denominated accounts of our foreign subsidiary at July 1, 2007. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurances that the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates.

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

Information regarding risk factors appears in “MD&A—Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 12, 2007, the Company completed a participant equity exchange offer under which participants in the Company’s equity incentive plan were able to exchange certain vested and underwater options for lesser quantities of new options or stock. As a result of the exchange, 21,790 shares were withheld by the Company for payment of employee payroll taxes related to such exchange program. Common shares repurchased are held in treasury. The following table summarizes our repurchases during the quarter ended July 1, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 12, 2007	21,790	$8.29	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on April 24, 2007 in Louisville, Kentucky. At the meeting, stockholders elected two Class III directors for a term of three years pursuant to the following votes:

Class III Director	Votes in Favor	Votes Withheld
R. Scott Gill	16,400,459	547,499
Robert Sroka	16,747,201	200,757

The total number of shares of common stock outstanding as of March 8, 2007, the record date of the Annual Meeting of Stockholders, was 18,901,875.

ITEM 5.	OTHER INFORMATION

On July 24, 2007, the Company announced that Sypris Technologies, Inc., a wholly-owned subsidiary, has entered into a comprehensive settlement agreement with Dana Corporation to resolve all outstanding disputes and enter into a new long-term supply contract. Dana filed a motion for an order approving these agreements with the court in the Southern District of New York. The motion was heard and approved by the court on August 7, 2007.

Under the settlement agreement, the parties have agreed to cease all litigation with regard to prior contract disputes, including the release of Dana from certain committed but undelivered production volumes. In addition, Dana will provide Sypris with an allowed general unsecured non-priority claim in the amount of $89,900,000, a significant portion of which is expected to be deferred. Sypris has not yet determined whether to hold or liquidate this claim as of August 8, 2007.

The new supply agreement will be effective from August 7, 2007 through 2014, in lieu of the parties’ three existing supply contracts which have been terminated. The new supply agreement provides enhanced pricing to Dana for certain products beginning in 2008, an exchange of production between Sypris and Dana regarding certain of their respective “non-core” components, a commitment by Sypris to rebalance production among certain plants to reduce costs for both parties, and improved coverage in the areas of quality and warranty, among others. Sypris will make additional investments in advanced manufacturing technology to maximize productivity, increase responsiveness, provide new services and reduce cycle times, and will continue to be the exclusive supplier of the components to Dana. Sypris is currently Dana’s largest component supplier, with shipments exceeding $200,000,000 in 2006.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Amended and Restated Loan Agreement dated as of April 6, 2007 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and JP Morgan Chase Bank, N.A., LaSalle Bank National Association, and National City Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007 (Commission File No. 000-24020)).

10.2	Third Amendment to the Note Purchase Agreement dated as of April 6, 2007 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and The Guardian Life Insurance Company Of America, Connecticut General Life Insurance Company , Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 11, 2007 (Commission File No. 000-24020)).

10.3	Security Interest Agreement dated April 6, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 11, 2007 (Commission File No. 000-24020)).

10.4	Form of Standard Terms of Executive Awards Granted Under the 2007 Stock Option Exchange Program (incorporate by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2007 (Commission File No. 000-24020)).

10.5	Form of 3-4-5 Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees, Amends and Replaces Exhibit 10.24, Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K Filed on March 3, 2005 (Commission File No. 000-24020)).

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: August 8, 2007	By:	/s/ T. Scott Hatton
(T. Scott Hatton)
Vice President & Chief Financial Officer

Date: August 8, 2007	By:	/s/ Jeffrey T. Reibel
(Jeffrey T. Reibel)
Controller (Principal Accounting Officer)