Form 10-Q
period 2007-09-30
SYPRIS SOLUTIONS INC
filed 2007-11-02
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 26, 2007, the Registrant had 19,088,528 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$86,897	$108,615	$273,241	$332,845
Products	17,623	17,340	58,965	55,340

Total net revenue	104,520	125,955	332,206	388,185
Cost of sales:
Outsourced services	80,182	102,832	253,587	313,663
Products	13,866	12,887	48,439	41,233

Total cost of sales	94,048	115,719	302,026	354,896

Gross profit	10,472	10,236	30,180	33,289
Selling, general and administrative	10,369	9,600	29,740	28,474
Research and development	608	427	2,001	1,132
Amortization of intangible assets	129	163	457	480
Nonrecurring (income) expense, net	(4,835)	575	(3,281)	1,252

Operating income (loss)	4,201	(529)	1,263	1,951
Interest expense, net	991	820	2,624	3,062
Other (income) expense, net	(26)	12	15	(246)

Income (loss) before income taxes	3,236	(1,361)	(1,376)	(865)
Income tax expense (benefit)	599	(559)	(1,467)	(476)

Net income (loss)	$2,637	$(802)	$91	$(389)

Earnings (loss) per common share:
Basic	$0.14	$(0.04)	$0.00	$(0.02)
Diluted	$0.14	$(0.04)	$0.00	$(0.02)
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09
Weighted average shares outstanding:
Basic	18,314	18,094	18,196	18,071
Diluted	18,548	18,094	18,351	18,071

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$16,345	$32,400
Restricted cash	883	1,002
Accounts receivable, net	58,473	59,876
Inventory, net	82,284	74,146
Other current assets	109,761	34,014

Total current assets	267,746	201,438
Property, plant and equipment, net	139,388	155,341
Goodwill	14,277	14,277
Other assets	13,626	7,977

Total assets	$435,037	$379,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,283	$76,291
Accrued liabilities	47,241	19,430
Current portion of long-term debt	5,000	5,000

Total current liabilities	119,524	100,721
Long-term debt	50,000	55,000
Other liabilities	55,546	13,426

Total liabilities	225,070	169,147
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 19,185,179 shares issued and 19,075,441 outstanding in 2007 and 18,342,243 shares issued and 18,338,484 outstanding in 2006	192	183
Additional paid-in capital	145,826	143,537
Retained earnings	68,202	69,816
Accumulated other comprehensive loss	(4,056)	(3,634)
Treasury stock, 109,738 and 3,759 shares in 2007 and 2006, respectively	(197)	(16)

Total stockholders’ equity	209,967	209,886

Total liabilities and stockholders’ equity	$435,037	$379,033

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$91	$(389)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	21,738	21,272
Noncash compensation expense	1,276	724
Deferred income taxes	(13,735)	—
Other noncash items	(9,624)	690
Changes in operating assets and liabilities:
Accounts receivable	(5,377)	18,334
Inventory	(3,916)	1,657
Other current assets	(3,414)	(4,142)
Accounts payable	(3,221)	9,288
Accrued liabilities	12,897	(4,238)

Net cash (used in) provided by operating activities	(3,285)	43,196
Cash flows from investing activities:
Capital expenditures, net	(5,118)	(7,852)
Proceeds from sale of assets	22	71
Changes in nonoperating assets and liabilities	(1,152)	85

Net cash used in investing activities	(6,248)	(7,696)
Cash flows from financing activities:
Net change in debt under revolving credit agreements	20,000	(20,000)
Payments on Senior Notes	(25,000)	—
Cash dividends paid	(1,690)	(1,643)
Proceeds from issuance of common stock	168	321

Net cash used in financing activities	(6,522)	(21,322)

Net (decrease) increase in cash and cash equivalents	(16,055)	14,178
Cash and cash equivalents at beginning of period	32,400	12,060

Cash and cash equivalents at end of period	$16,345	$26,238

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, Sypris or the Company), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2006 as presented in the Company’s Annual Report on Form 10-K.

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

(4)	Dana Bankruptcy

On March 3, 2006 (Filing Date), the Company’s largest customer, Dana Corporation (Dana), and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana's European, South American, Asia-Pacific, Canadian and Mexican subsidiaries were excluded from the Chapter 11 filing.

On December 6, 2006, an independent arbitrator initially held that Dana had breached certain of its agreements with Sypris by failing to transfer certain volumes of business and by failing to pay the appropriate prices for the volumes that were transferred. As a result, the arbitrator awarded payments to Sypris totaling $1,818,212 plus $146,258 per month on an ongoing basis. On January 29, 2007, this award became final; and accordingly, net revenue in the consolidated statements of operations for the nine months ended September 30, 2007 includes $2,875,000 pertaining to the arbitration award. On July 24, 2007, the Company announced that its wholly-owned subsidiary, Sypris Technologies, Inc., entered into a comprehensive settlement agreement with Dana to resolve all outstanding disputes between the parties and enter into a new long-term supply contract running through 2014. Dana filed a motion for an order approving the settlement agreement with the court in the Southern District of New York. The motion was heard by the court on August 7, 2007 and approved with an effective date of August 8, 2007.

The settlement agreement provides for Dana and the Company to (i) enter into a new, long-term master supply agreement in lieu of the three existing supply contracts, (ii) exchange production of certain non-core components, (iii) rebalance production among Company plants to reduce costs for both parties, and (iv) cease all litigation with regard to prior contract disputes, including the release of Dana from certain committed but undelivered production volumes. In addition, Dana provided the Company with an allowed general unsecured non-priority claim in the amount of $89,900,000. The estimated recoverable amount for the unsecured claim is carried in other current assets.

At September 30, 2007, the Company has deferred approximately $59,421,000 associated with the settlement, of which $14,554,000 is carried in accrued liabilities and $44,867,000 is carried in other liabilities in the consolidated balance sheets. The deferred revenue will be recognized over the term of the new master supply agreement. Approximately $3,564,000 related to the settlement agreement was recognized into revenue and $3,054,000 was reflected in gross profit during the three and nine months ended September 30, 2007. Additionally, the Company has recognized a nonrecurring net gain of $4,835,000 and $3,281,000 for the three and nine months ended September 30, 2007, respectively. Recording of the net gain considered various other settlement related items, including the settlement of a $3,300,000 refundable deposit, the settlement of Dana-related accounts receivable and accounts payable, the write-off of intangible assets of $1,269,000 related to the previous supply agreements, and other transaction costs, including legal and professional fees of $569,000 and $2,123,000 for the three and nine months ended, respectively.

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

The following table summarizes option activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted-average Exercise Price Per Share	Weighted-average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,303,317	$10.08
Granted	393,529	7.90
Exchanged	(1,101,655)	11.93
Forfeited	(98,936)	9.32
Expired	(109,448)	7.61
Exercised	(60,748)	6.25

Outstanding at September 30, 2007	1,326,059	$8.34	3.23	$1,142,402

Exercisable at September 30, 2007	1,048,909	$8.10	2.98	$1,067,587

(6)	Earnings (Loss) Per Common Share

There were no adjustments required to be made to net income (loss) for purposes of computing basic and diluted earnings (loss) per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Shares used to compute basic earnings (loss) per common share	18,314	18,094	18,196	18,071
Dilutive effect of equity awards	234	—	155	—

Shares used to compute diluted earnings (loss) per common share	18,548	18,094	18,351	18,071

(7)	Inventory

Inventory consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
Raw materials, including perishable tooling of $1,357 and $1,276 in 2007 and 2006, respectively	$22,925	$28,885
Work in process	12,175	12,576
Finished goods	7,913	10,129
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	47,885	40,451
Progress payments related to long-term contracts and programs	(2,306)	(11,107)
Reserve for excess and obsolete inventory	(6,308)	(6,788)

	$82,284	$74,146

(8)	Debt

Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Revolving credit facility	$25,000	$5,000
Senior notes	30,000	55,000

	55,000	60,000
Less current portion	5,000	5,000

	$50,000	$55,000

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

The Company’s Credit Agreement was amended effective as of September 17, 2007, in an amendment that was finalized by all parties on October 31, 2007, subject to the completion of certain events by December 31, 2007, including the receipt by the Company of a certain level of net cash proceeds from the receipt, assignment or liquidation of the unsecured claim related to the Dana settlement agreement, the redemption of the Senior Notes and certain other conditions. If all conditions are satisfied, the amendment will increase the Company’s available borrowing capacity by $30,000,000 and revise certain other financial covenants and provisions of the Credit Agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$67,595	$93,021	$220,186	$283,974
Aerospace & Defense	23,604	21,166	72,655	69,094
Test & Measurement	13,321	11,768	39,365	35,117

Electronics Group	36,925	32,934	112,020	104,211

	$104,520	$125,955	$332,206	$388,185

Gross profit:
Industrial Group	$4,713	$5,150	$13,782	$15,590
Aerospace & Defense	2,471	2,607	6,403	9,909
Test & Measurement	3,288	2,479	9,995	7,790

Electronics Group	5,759	5,086	16,398	17,699

	$10,472	$10,236	$30,180	$33,289

Operating income (loss):
Industrial Group	$8,271	$2,340	$12,622	$7,670
Aerospace & Defense	(660)	(919)	(3,548)	218
Test & Measurement	311	167	1,709	415

Electronics Group	(349)	(752)	(1,839)	633
General, corporate and other	(3,721)	(2,117)	(9,520)	(6,352)

	$4,201	$(529)	$1,263	$1,951

The Industrial Group’s gross profit for the three and nine months ended September 30, 2007 includes approximately $3,054,000 related to the Dana settlement agreement. The Industrial Group’s operating income includes approximately $5,828,000 of nonrecurring gains related to the Dana settlement for the three and nine months ended September 30, 2007. The operating income for general, corporate and other includes legal and other professional fees related to the Dana bankruptcy and settlement of approximately $1,356,000 and $2,910,000 for the three and nine months ended September 30, 2007, respectively.

	September 30, 2007	December 31, 2006
	(Unaudited)
Total assets:
Industrial Group	$272,066	$227,358
Aerospace & Defense	102,306	89,433
Test & Measurement	31,490	30,772

Electronics Group	133,796	120,205
General, corporate and other	29,175	31,470

	$435,037	$379,033

(10)	Commitments and Contingencies

The Company bears insurance risk as a member of a group captive insurance entity for certain general liability, automobile and workers' compensation insurance programs and a self-insured employee health program. The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company monitors its estimated insurance-related liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company's consolidated results of operations and financial condition. The Company believes that its present insurance coverage and level of accrued liabilities are adequate.

The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

As of September 30, 2007, the Company had outstanding purchase commitments of approximately $28,756,000, primarily for the acquisition of inventory and manufacturing equipment. As of September 30, 2007, the Company also had outstanding letters of credit approximating $2,813,000 primarily under a captive insurance program.

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

Upon the adoption of FIN 48 as of January 1, 2007, the estimated value of the Company’s uncertain tax positions approximated $1,000,000 applicable to unrecognized net tax benefits. If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire balance would reduce the Company’s effective tax rate. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through September 2008. As of September 30, 2007, there have been no significant changes to the liability for uncertain tax positions. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company had accrued approximately $300,000 for the payment of tax-related interest and penalties. The liability for uncertain tax positions including interest and penalties is carried in accrued liabilities in the consolidated balance sheets.

The Company’s effective tax rate for the three and nine months ended September 30, 2007 was 19% and 107%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2006 was 41% and 55%, respectively. Reconciling items between the federal statutory income tax rate of 34% and the effective tax rate include state and foreign income taxes and certain other permanent differences. The effective rate for the nine months ended September 30, 2007 was significantly impacted by the Dana settlement and the relationship between foreign taxable income, offset by domestic taxable losses at higher statutory rates.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2004 through 2007, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

The Company’s Mexican subsidiary is currently under a routine audit by the Mexican Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for the periods from May 27, 2004 through July 20, 2007. Proposed audit adjustments, if any, could significantly impact the Company’s operating results, however no proposed audit adjustments exist as of September 30, 2007.

(12)	Employee Benefit Plans

Pension benefit consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Service cost	$14	$25	$70	$74
Interest cost on projected benefit obligation	525	538	1,621	1,628
Net amortizations, deferrals and other costs	24	110	126	354
Expected return on plan assets	(777)	(698)	(2,327)	(2,078)

	$(214)	$(25)	$(510)	$(22)

(13)	Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiary is the Mexican peso. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in other comprehensive loss as a separate component of stockholders’ equity. Total comprehensive income for the three months ended September 30, 2007 was $2,343,000, including foreign translation adjustments of $294,000. Total comprehensive loss for the nine months ended September 30, 2007 was $331,000, including foreign currency translation adjustments of $422,000. Total comprehensive loss for the three and nine months ended September 30, 2006 was $86,000 and $1,441,000 respectively, including foreign currency translation adjustments of $716,000 gain and $1,052,000 loss, respectively. For the three and nine months ended September 30, 2007, other income, net includes foreign currency transaction gains of $12,000 and losses of $34,000, respectively. Similar amounts for 2006 were not significant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The tables presented below, which compare our results of operations for the three and nine month periods from 2007 to 2006, present the results for each period, the change in those results from 2007 to 2006 in both dollars and percentage change and the results for each period as a percentage of net revenue. The columns present the following:

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Three Months Ended, September 30,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended September 30,
	2007	2006	Favorable (Unfavorable)	Favorable (Unfavorable)	2007	2006
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$67,595	$93,021	$(25,426)	(27.3)%	64.7%	73.9%
Aerospace & Defense	23,604	21,166	2,438	11.5	22.6	16.8
Test & Measurement	13,321	11,768	1,553	13.2	12.7	9.3

Electronics Group	36,925	32,934	3,991	12.1	35.3	26.1

Total	104,520	125,955	(21,435)	(17.0)	100.0	100.0
Cost of sales:
Industrial Group	62,882	87,871	24,989	28.4	93.0	94.5
Aerospace & Defense	21,133	18,559	(2,574)	(13.9)	89.5	87.7
Test & Measurement	10,033	9,289	(744)	(8.0)	75.3	78.9

Electronics Group	31,166	27,848	(3,318)	(11.9)	84.4	84.6

Total	94,048	115,719	21,671	18.7	90.0	91.9
Gross profit:
Industrial Group	4,713	5,150	(437)	(8.5)	7.0	5.5
Aerospace & Defense	2,471	2,607	(136)	(5.2)	10.5	12.3
Test & Measurement	3,288	2,479	809	32.6	24.7	21.1

Electronics Group	5,759	5,086	673	13.2	15.6	15.4

Total	10,472	10,236	236	2.3	10.0	8.1
Selling, general and administrative	10,369	9,600	(769)	(8.0)	9.9	7.6
Research and development	608	427	(181)	(42.4)	0.6	0.3
Amortization of intangible assets	129	163	34	20.9	0.1	0.1
Nonrecurring items	(4,835)	575	5,410	NM	(4.6)	0.5

Operating income (loss)	4,201	(529)	4,730	NM	4.0	(0.4)
Interest expense, net	991	820	(171)	(20.9)	0.9	0.7
Other (income) expense	(26)	12	38	NM	—	—

Income (loss) before income taxes	3,236	(1,361)	4,597	NM	3.1	(1.1)
Income tax expense (benefit)	599	(559)	(1,158)	NM	0.6	(0.5)

Net income (loss)	$2,637	$(802)	$3,439	NM %	2.5%	(0.6)%

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

	Nine Months Ended, September 30,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Nine Months Ended September 30,
	2007	2006	Favorable (Unfavorable)	Favorable (Unfavorable)	2007	2006
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$220,186	$283,974	$(63,788)	(22.5)%	66.3%	73.2%
Aerospace & Defense	72,655	69,094	3,561	5.2	21.9	17.8
Test & Measurement	39,365	35,117	4,248	12.1	11.8	9.0

Electronics Group	112,020	104,211	7,809	7.5	33.7	26.8

Total	332,206	388,185	(55,979)	(14.4)	100.0	100.0
Cost of sales:
Industrial Group	206,404	268,384	61,980	23.1	93.7	94.5
Aerospace & Defense	66,252	59,185	(7,067)	(11.9)	91.2	85.7
Test & Measurement	29,370	27,327	(2,043)	(7.5)	74.6	77.8

Electronics Group	95,622	86,512	(9,110)	(10.5)	85.4	83.0

Total	302,026	354,896	52,870	14.9	90.9	91.4
Gross profit:
Industrial Group	13,782	15,590	(1,808)	(11.6)	6.3	5.5
Aerospace & Defense	6,403	9,909	(3,506)	(35.4)	8.8	14.3
Test & Measurement	9,995	7,790	2,205	28.3	25.4	22.2

Electronics Group	16,398	17,699	(1,301)	(7.4)	14.6	17.0

Total	30,180	33,289	(3,109)	(9.3)	9.1	8.6
Selling, general and administrative	29,740	28,474	(1,266)	(4.4)	9.0	7.4
Research and development	2,001	1,132	(869)	(76.8)	0.6	0.3
Amortization of intangible assets	457	480	23	4.8	0.1	0.1
Nonrecurring items	(3,281)	1,252	4,533	NM	(1.0)	0.3

Operating income	1,263	1,951	(688)	(35.3)	0.4	0.5
Interest expense, net	2,624	3,062	438	14.3	0.8	0.8
Other expense (income), net	15	(246)	(261)	NM	—	(0.1)

Loss before income taxes	(1,376)	(865)	(511)	(59.1)	(0.4)	(0.2)
Income tax benefit	(1,467)	(476)	991	208.2	(0.4)	(0.1)

Net income (loss)	$91	$(389)	$480	NM %	—%	(0.1)%

Backlog. At September 30, 2007, backlog for our Aerospace & Defense segment increased $12.3 million to $104.7 million from $92.4 million at September 30, 2006, on a 31% increase in net orders to $83.1 million in the nine months ended September 30, 2007 compared to $63.6 million in net orders in the first nine months of 2006. Backlog for our Test & Measurement segment increased $2.1 million to $6.0 million at September 30, 2007, on a 12% increase in orders to $39.8 million compared to $35.7 million in net orders for the first nine months of 2006. We expect to convert approximately 77% of the Aerospace & Defense backlog and 100% of the Test & Measurement backlog at September 30, 2007 to revenue during the next twelve months.

Net Revenue. The Industrial Group primarily derives its revenue from manufacturing services and product sales. Compared to the prior year, net revenue in the Industrial Group decreased $25.4 million and $63.8 million for the three and nine month periods, respectively, primarily due to an anticipated decrease in the heavy truck market and an unanticipated decline in the trailer market partially offset by increased pricing and the effects of the Dana bankruptcy and arbitration proceedings.

The Aerospace & Defense segment derives its revenue from product sales and technical outsourced services. Aerospace & Defense segment net revenue for the third quarter increased 12% or $2.4 million from the prior year, primarily due to increased technical outsourced services associated with the launch of several new programs during the second half of 2006. Product sales also increased $0.2 million driven by the ramp-up of a new classified program during the second half of 2006. The Aerospace & Defense segment net revenue for the nine months ended September 30, 2007 increased $3.6 million over the prior year period primarily due to increased product sales from the ramp-up of a new classified program during the second quarter, partially offset by the delayed launch of a classified program to replace a prior generation program.

The Test & Measurement segment derives its revenue from technical services and product sales. Net revenue from calibration and other outsourced services increased 18% or $1.8 million for the third quarter primarily due to increased demand. Comparable changes from the prior year nine month period were an increase in technical service revenue of 14% or $4.3 million.

Gross Profit. The Industrial Group’s gross profit of $4.7 million and $13.8 million in the third quarter and nine month periods of 2007, respectively, decreased from $5.2 million and $15.6 million in the third quarter and nine month periods of 2006, respectively, primarily as a result of the anticipated decrease in the heavy truck market and higher fringe benefit costs, which was partially offset by increased pricing, a favorable product mix of sales to energy markets and the favorable effects of the Dana bankruptcy and arbitration proceedings. Gross profit as a percentage of revenue increased to 7.0% and 6.3% for the third quarter and nine month periods of 2007, respectively, from 5.5% for the third quarter and nine month periods of 2006, respectively, primarily due to pricing improvements and the favorable effects of the Dana bankruptcy and arbitration proceedings.

The Aerospace & Defense segment’s gross profit decreased $0.1 million and $3.5 million in the third quarter and nine month periods of 2007, respectively, primarily due to a delay in a contract award, combined with delays in cost reduction efforts for the same program which has led to increased contract support costs. Consistent with the Company’s revenue recognition policy, gross profit for the nine-month periods ended September 30, 2007 and 2006 included charges of $2.6 million and $0.4 million, respectively, for costs in excess of expected future contract value. Gross profit as a percentage of revenue in the third quarter of 2007 decreased to 10.5% from 12.3% in the prior year period.

The Test & Measurement segment’s gross profit increased 32.6% or $0.8 million and 28.3% or $2.2 million for the third quarter and nine month periods of 2007, respectively, primarily due to increased revenues. Gross profit as a percentage of revenue also increased to 24.7% and 25.4% for the three and nine month periods of 2007, respectively, from 21.1% and 22.2% for the three and nine month periods of 2006.

Selling, General and Administrative. Selling, general and administrative expense increased $0.8 million in the third quarter of 2007 over the prior year period primarily due to higher employee benefit costs and compensation-related expenses. Selling, general and administrative expense in the nine month period ended September 30, 2007 increased $1.3 million over the prior year period, primarily due to compensation-related expenses, recruiting costs and higher employee benefit costs.

Research and Development. Research and development costs during the third quarter and nine month periods ended September 30, 2007 increased from the prior year periods primarily due to new product development efforts within our Aerospace & Defense segment.

Nonrecurring (Income) Expense, Net. Nonrecurring items include the gain recognized as part of the Dana settlement agreement offset by the write-off of certain accounts receivable, legal and professional fees incurred as a result of the Dana Bankruptcy filing and other transaction related costs.

Interest Expense, Net. Interest expense for the third quarter increased primarily due to higher interest rates resulting from the April 2007 modification of our credit agreement and senior notes, partially offset by decreased weighted average debt outstanding. Our weighted average debt outstanding decreased to $50.8 million and $52.3 million for the third quarter and nine month periods of 2007, respectively, from $56.1 million and $68.4 million during the third quarter and nine month periods of 2006. The weighted average interest rate increased to 7.3% and 6.6% for the third quarter and nine month periods of 2007, respectively, from 5.4% and 5.5% for the third quarter and nine month periods of 2006.

Income Taxes. Our effective income tax rate was 19% and 107% for the third quarter and nine months ended September 30, 2007 as compared to 41% and 55%, respectively for the comparable prior year periods. The change in the effective tax rate is primarily due to the taxes associated with the Dana settlement agreement and the mix of foreign and domestic operating results. The effective rate for the nine months ended September 30, 2007 was significantly impacted by the Dana settlement and the relationship between foreign taxable income, offset by domestic taxable losses at higher statutory rates.

Liquidity, Capital Resources and Financial Condition

Net cash used in operating activities was $3.3 million in the first nine months of 2007, as compared to net cash provided of $43.2 million in 2006, primarily due to the timing of working capital improvements in the first nine months of 2006 which were not repeated in 2007, including $9.2 million of progress payments received and additional collections under an interim settlement with a bankrupt customer, plus inventory reductions in the first phase of our implementation of lean techniques. In the first nine months of 2007, accounts receivable increased $5.4 million primarily due to increased payment terms with one of our customers and accounts payable decreased $3.2 million driven by lower volumes in the Industrial Group. Inventory increased $3.9 million primarily due to program delays in the Aerospace and Defense segment. Accrued liabilities increased $12.9 million primarily as a result of income taxes resulting largely from the Dana settlement. Other current assets increased $3.4 million primarily as a result of an increase in deferred contract costs.

Net cash used in investing activities decreased $1.4 million to $6.2 million for the first nine months of 2007, primarily due to lower capital expenditures

Net cash used in financing activities was $6.5 million in the first nine months of 2007, compared to $21.3 million in the first nine months of 2006, primarily due to additional payments on debt of $15.0 million in the first nine months of 2006 as compared to the same period in the current year.

We had total borrowings under our revolving credit facility of $25 million at September 30, 2007, and an unrestricted cash balance of $16.3 million. Approximately $4.8 million of the unrestricted cash balance relates to our Mexican subsidiaries. In April 2007, our credit agreement was amended and restated to limit total borrowings at $50.0 million, with $50.0 million of additional borrowings available upon lead bank approval, and to extend the credit agreement through October 2009. We also amended the senior notes in April 2007 to enable a portion of their repayment and modify the June 30, 2014 principal payment to June 30, 2012. The amendments for the senior notes and credit agreement also increase our interest rates, revise certain financial covenants providing more flexibility in our financing structure and add a security interest in our accounts receivable, inventory and equipment. Other terms of the Credit Agreement and Senior Notes remain substantially unchanged. After the aforementioned modifications, our principal commitment under the revolving credit facility is due in 2009, while our principal commitment under the senior notes is $4.1 million, $15.0 million and $10.9 million due in 2009, 2011 and 2012, respectively. We also had purchase commitments totaling approximately $28.8 million at September 30, 2007, primarily for inventory and manufacturing equipment.

The Company’s Credit Agreement was amended effective as of September 17, 2007, in an amendment that was finalized by all parties on October 31, 2007, subject to the completion of certain events by December 31, 2007, including the receipt by the Company of a certain level of net cash proceeds from the receipt, assignment or liquidation of the unsecured claim related to the Dana settlement agreement, the redemption of the Senior Notes and certain other conditions. If all conditions are satisfied, the amendment will increase the Company’s available borrowing capacity by $30,000,000 and revise certain other financial covenants and provisions of the Credit Agreement.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no significant changes in our critical accounting policies during the nine month period ended September 30, 2007, except for the treatment of tax contingency accruals, for which our new policy is outlined below.

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

Forward-looking Statements

This quarterly report, and our other oral or written communications, may contain “forward-looking” statements. These statements may include our expectations or projections about the future of our industries, business strategies, potential acquisitions or financial results and our views about developments beyond our control, including domestic or global economic conditions, trends and market developments. These statements are based on management’s views and assumptions at the time originally made, and we undertake no obligation to update these statements, even if, for example, they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views will come to pass, and undue reliance should not be placed on these forward-looking statements.

A number of significant factors could materially affect our specific business operations, and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our ability to liquidate our unsecured claims against the Dana bankruptcy estates at satisfactory valuations; costs and inefficiencies of restructuring our manufacturing capacity or breakdowns, relocations or major repairs of machinery and equipment; our inability to successfully launch new or next generation programs; impairments, non-recoverability or write-offs of goodwill, assets or deferred costs; cost, efficiency and yield of our operations including capital investments, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; cyclical or other downturns; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; failure to adequately insure or to identify environmental or other risks; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; changes in government or other customer programs; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; revised contract prices or estimates of major contract costs; dependence on, recruitment or retention of key employees; union negotiations; pension valuation, health care or other benefit costs; labor relations; strikes; risks of foreign operations; currency exchange rates; costs and supply of debt, equity capital, or insurance; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; weaknesses in internal controls; costs of compliance with auditing, regulatory or contractual obligations; regulatory actions or sanctions; disputes or litigation, involving customer, supplier, creditor, stockholder, product liability or environmental claims including potential, pre-existing product liability and unknown warranty claims that were preserved in our settlement agreement with Dana; war, terrorism or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties; and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In this quarterly report, we may rely on and refer to information and statistics regarding the markets in which we compete. We obtained this information and these statistics from various third party sources and publications that are not produced for the purposes of securities offerings or reporting or economic analysis. We have not independently verified the data and cannot assure the accuracy of the data we have included.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.50% at September 30, 2007) based upon our leverage ratio. A change in interest rates of 100 basis points would result in additional interest expense of less than $0.3 million on an annualized basis, based upon our debt outstanding at September 30, 2007. A change in fixed interest rates of 100 basis points would change the fair value of our Senior Notes by $1.2 million. Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains related to U.S. Dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. Dollars. A one percent change in foreign currency exchange rates would result in remeasurement gain or loss of approximately $0.4 million on an annualized basis, based upon the U.S. Dollar denominated accounts of our foreign subsidiary at September 30, 2007. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurances that the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates.

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

The Company’s Credit Agreement was amended effective as of September 17, 2007, in an amendment that was finalized by all parties on October 31, 2007, subject to the completion of certain events by December 31, 2007, including the receipt by the Company of a certain level of net cash proceeds from the receipt, assignment or liquidation of the unsecured claim related to the Dana settlement agreement, the redemption of the Senior Notes and certain other conditions. If all conditions are satisfied, the amendment will increase the Company’s available borrowing capacity by $30,000,000 and revise certain other financial covenants and provisions of the Credit Agreement.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Redacted copy of Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007.

10.2	Redacted copy of Supply Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007.

10.3	2007A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated September 17, 2007.

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: November 2, 2007	By:	/s/ T. Scott Hatton
(T. Scott Hatton)
Vice President & Chief Financial Officer

Date: November 2, 2007	By:	/s/ M. Glen French
(M. Glen French)
Controller (Principal Accounting Officer)