Form 10-K
period 2007-12-31
SYPRIS SOLUTIONS INC
filed 2008-03-10
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Bullitt Lane, Suite 450 Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2007) was $79,382,931.

There were 19,347,675 shares of the registrant’s common stock outstanding as of March 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held April 22, 2008 are incorporated by reference into Part III to the extent described therein.

In this Form 10-K, “Sypris,” “SYPR,” “the Company,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Form 10-K are the property of their respective owners.

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

Truck Components & Assemblies. We are a significant supplier of forged and machined drive train components for medium and heavy-duty trucks in North America. We produce drive axle shafts, gear sets, differential cases, steer axle forgings, and other components under multi-year, sole-source contracts with ArvinMeritor, Inc. (ArvinMeritor) and Dana Holding Corporation (Dana or DAN), the two primary providers of drive train assemblies for use by the leading truck manufacturers, including Ford Motor Company (Ford), Freightliner LLC (Freightliner), Mack Trucks, Inc. (Mack), Navistar International Corporation (Navistar), PACCAR, Inc. (PACCAR) and Volvo Truck Corporation (Volvo). We also supply ArvinMeritor with trailer axle beams for use by the leading trailer manufacturers, including Great Dane Limited Partnership (Great Dane), Hyundai Motor Company (Hyundai), Stoughton Trailers, LLC (Stoughton), Trailmobile Corporation (Trailmobile), Utility Trailer Manufacturing Company (Utility) and Wabash National Corporation (Wabash). Additionally within the light vehicle market, we supply Dana with full float tubes and we currently supply Ford with axle shafts for the F150, F250, F350 and Ranger series pickup trucks, the Expedition, Lincoln Navigator and the Mustang GT. We continue to support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies. Our truck components & assemblies business accounted for approximately 60% of net revenue in 2007.

Aerospace & Defense Electronics. We are an established supplier of manufacturing services for the production of complex circuit cards, high-level assemblies and subsystems. We have historically had long-term relationships with many of the leading aerospace & defense contractors, including Boeing Company (Boeing), General Dynamics Corporation (General Dynamics), Honeywell International, Inc. (Honeywell), Lockheed Martin Corporation (Lockheed), Northrop Grumman Corporation (Northrop Grumman) and Raytheon Company (Raytheon). We currently manufacture complex circuit card assemblies under multi-year contracts with Raytheon for programs involving a missile guidance system and an air defense network, and under a multi-year contract with Honeywell for main color display systems in the cockpit of a military aircraft. We also have a long-term relationship with the United States (U.S.) Government to design and build secure communications equipment and encryption devices. The defense budget for fiscal 2008 contains provisions to increase spending for space, smart weapons, surveillance, intelligence and secure communications, areas for which we have long provided essential services and products; however, funds were diverted in 2006 and 2007 to finance the armed forces and related equipment and expendable supplies for the war in Iraq, and we expect this to continue throughout 2008. Our aerospace & defense electronics business accounted for approximately 24% of net revenue in 2007.

Test & Measurement Services. We provide technical services for the calibration, certification and repair of test & measurement equipment in and outside the U.S. We are the incumbent supplier for a multi-year contract with the Federal Aviation Administration (FAA) to calibrate and certify the equipment that is used to maintain the radar systems and directional beacons at over 490 sites in the U.S., the Caribbean and the South Pacific. The Company anticipates that this contract will be awarded for another five year term in April, 2008. We also have a contract with the National Weather Service (NWS) to calibrate the equipment that is used to maintain the NEXRAD Doppler radar systems at over 135 advanced warning weather service radar stations in 46 states, the Caribbean and Guam. We also have a multi-year contract with AT&T Corporation (AT&T) to provide calibration and certification services at over 260 of its central and field switching locations. We are seeing continued interest by large companies, such as Eastman Kodak Company (Kodak), Motorola and Delphi Automotive, in awarding multi-year contracts for calibration services in order to accelerate vendor reduction programs and reduce costs. Our test & measurement services business accounted for approximately 11% of net revenue in 2007.

Recent Developments

On March 3, 2006 (Filing Date), the Company’s largest customer, Dana, and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia-Pacific, Canadian and Mexican subsidiaries were excluded from the Chapter 11 filing.

On December 6, 2006, an independent arbitrator initially held that Dana had breached certain of its agreements with Sypris by failing to transfer certain volumes of business and by failing to pay the appropriate prices for the volumes that were transferred. As a result, the arbitrator awarded payments to Sypris totaling $1.8 million plus $0.1 million per month on an ongoing basis. On January 29, 2007, this award became final; and accordingly, net revenue in the consolidated statements of operations for the year ended December 31, 2007 includes $2.9 million pertaining to the arbitration award. On July 24, 2007, the Company announced that its wholly-owned subsidiary, Sypris Technologies, Inc., entered into a comprehensive settlement agreement with Dana to resolve all outstanding disputes between the parties, terminate any further arbitration payments and enter into a new long-term supply contract running through 2014. This settlement was approved by the bankruptcy court on August 7, 2007.

Pursuant to the settlement agreement, Dana and the Company have (i) entered into a new, long-term master supply agreement in lieu of the three prior supply contracts, (ii) exchanged production of certain non-core components, (iii) rebalanced production among Company plants to reduce costs for both parties, and (iv) ceased all litigation with regard to prior contract disputes, including the release of Dana from certain committed but undelivered production volumes and termination of the arbitration payments. In addition, Dana provided the Company with an allowed general unsecured non-priority claim in the amount of $89.9 million, which was recorded by the Company at its estimated fair value of $76.5 million.

At December 31, 2007, the Company had deferred $55.8 million associated with the settlement, of which $12.6 million is carried in accrued liabilities and $43.2 million is carried in other liabilities in the consolidated balance sheets. The deferred revenue will be recognized over the term of the new master supply agreement. Approximately $8.9 million related to the settlement agreement was recognized into revenue, of which $7.6 million was reflected in gross profit during the year ended December 31, 2007. Approximately $11.8 million of the settlement recognized as a non-recurring gain was offset by settlement related charges and professional fees.

On December 12, 2007 the bankruptcy court approved Dana’s plan of reorganization. Pursuant to the terms included therein, the Company became entitled to receive an initial distribution of approximately 3.1 million shares of common stock in Dana Holding Corporation (DAN), the right to participate in additional distributions of reserved shares of common stock of DAN if certain disputed matters are ultimately resolved for less than DAN’s current reserves for those matters (presently estimated by the Company to be 300,000 to 500,000 shares to be received by the Company in 2008 and 2009) and the right to receive cash of approximately $6.3 million by mid-March, 2008, depending on various factors in the administration of Dana’s bankruptcy estate. Dana emerged from bankruptcy on January 31, 2008, and on February 1, 2008, the newly issued shares of Dana Holding Corporation began trading on the New York Stock Exchange under the ticker symbol “DAN”. See Note 2 and Note 20 to the consolidated financial statements for additional information.

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

Our Markets

Truck Components & Assemblies. The truck components & assemblies market consists of the original equipment manufacturers, or OEMs, including DaimlerChrysler Corporation, Ford, Freightliner, General Motors Corporation, Mack, Navistar, PACCAR and Volvo, and a deep and extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. The trailer market consists of OEMs including Dorsey, Great Dane, Hyundai, Stoughton, Trailmobile, Utility and Wabash. Tier I companies represent the primary suppliers to the OEMs and include ArvinMeritor, Dana, Delphi Automotive Systems Corporation, Eaton Corporation, and Visteon Corporation (Visteon), among others. Many of the Tier I companies are confronted with excess capacity, high hourly wage rates, costly benefit packages and aging capital equipment. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components & assemblies and the trailer markets, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels.

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

Test & Measurement Services. The widespread adoption of the International Organization for Standardization (ISO) and Quality Standards (QS), among others, has been underway for many years. A critical component of basic manufacturing discipline and these quality programs is the periodic calibration and certification of the test and measurement equipment that is used to measure process performance. The investment in this equipment and the skills required to support the calibration and certification process has historically been performed offsite by the manufacturers of the equipment, or onsite by internal operations.

We believe that test & measurement services will be increasingly outsourced to independent specialists who can use the manpower and equipment more efficiently across a diversified base of customers, reduce investment requirements and improve profitability on a national scale.

Our Business Strategy

Our objective is to improve our leadership position in each of our core markets by increasing the number of multi-year contracts with customers and investing in highly automated production capacity to remain competitive on a global scale. We intend to serve our customers and achieve this objective by continuing to:

Concentrate on our Core Markets. We are the principal supplier of medium and heavy-duty truck axle shafts in North America. We have been an established supplier of manufacturing and technical services to major aerospace & defense companies and agencies of the U.S. Government for over 40 years. We are also the sole provider of calibration, certification and repair services for equipment used by the FAA and the sole provider of similar services under a multi-year agreement with the NWS of the U.S. Department of Commerce’s National Oceanic & Atmospheric Administration (NOAA). We will continue to focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage.

Dedicate our Resources to Support Strategic Partnerships. We will continue to dedicate our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management and have the potential for long-term growth. We prefer contracts that are sole-source by part number so we can work closely with the customer to the mutual benefit of both parties. ArvinMeritor and Dana have awarded us with sole-source supply agreements for certain parts that run as long as through 2013 and 2014, respectively. Historically, we entered into multi-year manufacturing services agreements with Boeing, Honeywell, Lockheed Martin, Northrop Grumman and Raytheon. Our success in establishing outsourcing partnerships with key customers has historically led to additional contracts, and we believe that if we continue to successfully perform on current contracts, we will have additional growth opportunities with these and other customers.

Pursue the Strategic Acquisition of Assets. We will continue to pursue the strategic acquisition of assets that serve to consolidate our position of leadership in our core markets, expand our presence outside North America, create or strengthen our relationships with leading companies and expand our range of value-added services in return for multi-year supply agreements. Since these assets are integrated with our core businesses, we generally are able to use these assets to support other customers, thereby improving asset utilization and achieving greater productivity, flexibility and economies of scale.

Grow Through the Addition of New Value-Added Services. We will continue to grow through the addition of new value-added manufacturing capabilities and the introduction of additional components in the supply chain that enable us to provide a more complete solution by improving quality and reducing product cost, inventory levels and cycle times for our customers. In many instances, we offer a variety of state-of-the-art machining capabilities to our customers in the truck components & assemblies market that enable us to reduce labor and shipping costs and minimize cycle times for our customers over the long-term, providing us with significant additional growth opportunities in the future. Migrating from design and manufacturing of complex circuit card assemblies to box builds will increase product content with our customers and allow us to be a more significant player in the aerospace & defense segment.

Invest to Increase our Competitiveness. We will continue to invest in advanced manufacturing and process technologies to reduce the cost of the services we provide for our customers on an ongoing basis. We continue to expand and automate the services we provide to our customers in the truck components & assemblies market, with approximately $142 million invested from 2000 to 2007. We believe our ability to leverage this capability across a number of customers in the future will further improve our capacity utilization, absorption of overhead and reduce our manufacturing costs.

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

Our Services and Products

We are a diversified provider of outsourced services and specialty products. Our services consist of manufacturing, technical and other services and products that are delivered as part of our customers’ overall supply chain management. We provide our customers with services that exceed the scope of many manufacturing service companies, including software development, design services, prototype development, product re-engineering, feature enhancement, product ruggedization, cost reduction, product miniaturization, and electro-magnetic interference and shielding. We also apply our core technologies toward the development and production of our own product line of high assurance security components, including cryptographic key management programs and data encryption products for our U.S. Government and defense customers. The information below is representative of the types of products we manufacture, services we provide and the customers and industries for which we provide such products or services.

Truck Components & Assemblies:

ArvinMeritor	Axle shafts and drive train components for medium and heavy-duty trucks as well as axle beams for trailers.
Axle Alliance	Axle shafts for heavy-duty trucks.
Dana	Drive train components (including axle shafts, differential cases, gear sets, full float tubes) and steer axle components for use in light, medium and heavy-duty trucks.
Ford	Axle shafts for Mustangs, light-duty trucks and super-duty trucks.
Traxle	Axle shafts for heavy-duty trucks.

Aerospace & Defense Electronics:

Honeywell	Complex circuit cards for the color display systems used in military aircraft.
U.S. Government	Encryption devices, secure communications equipment and recording systems.
Raytheon	Complex circuit cards for use in a missile guidance system and an integrated air defense network.

Test & Measurement Services:

AT&T	Calibration and certification at over 260 central and field switching locations.
Federal Aviation Administration	Calibration and certification at over 490 airports or airways facilities.
Lockheed Martin	Testing of electronic components for space and defense applications.
National Weather Service	Calibration and certification for over 135 advanced warning weather radar stations.

Manufacturing Services

Our manufacturing services typically involve the fabrication or assembly of a product or subassembly according to specifications provided by our customers. We purchase raw materials or components from our customers and independent suppliers in connection with performing our manufacturing services. We strive to enhance our manufacturing capabilities by advanced quality and manufacturing techniques, lean manufacturing, just-in-time procurement and continuous flow manufacturing, statistical process control, total quality management, stringent and real-time engineering change control routines and total cycle time reduction techniques.

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

Products

In addition to our outsourced services, we provide some of our customers with specialized products including digital and analog data systems and encryption devices used in military applications, magnetic meters and sensors used in commercial and laboratory environments and high-pressure closures and joints used in pipeline and chemical systems. As we look to grow our business, emphasis will be placed on funding of new products to broaden our portfolio and meet the needs of our customers.

Our Customers

Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offering. Our five largest customers in 2007 were Dana, ArvinMeritor, Ford,

Honeywell and Raytheon, which accounted for 61% of net revenue in 2007. Our five largest customers in 2006 and 2005 were Dana, ArvinMeritor, Ford, Traxle and Raytheon. These five customers accounted for 70% and 67% of net revenue in 2006 and 2005, respectively. More specifically, for the year ended December 31, 2007, Dana and ArvinMeritor represented approximately 34% and 15% of our net revenue, respectively. Similar amounts for the 2006 and 2005 years ended for Dana were 41% and 39%, respectively, while ArvinMeritor was 19% in 2006 and 15% for 2005. In addition, U.S. governmental agencies accounted for 12%, 8% and 9% of net revenue in 2007, 2006 and 2005, respectively.

Geographic Areas

Our operations are domiciled in the U.S. and Mexico. Our Mexican subsidiaries and affiliates are primarily a part of our Industrial Group and manufacture and sell a number of products similar to those the Industrial Group produces in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations.

Consolidated non-U.S. net revenues were $53.6 million, or 12%, and $86.2 million, or 17%, of our consolidated net revenues in 2007 and 2006, respectively. Similar amounts for 2005 were $68.7 million, or 13% of our consolidated net revenue. In 2007, 2006, and 2005, our non-U.S. net income was $1.7 million, $5.8 million and $4.9 million, respectively, as compared to a consolidated net loss of $2.1 million and $1.4 million in 2007 and 2006, respectively, and net income of $5.3 million in 2005. You can find more information about our regional operating results in “Note 18 Segment Information” in Item 8 of this Form 10-K.

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

Backlog

Our order backlog at December 31, 2007 was $106.9 million as compared to order backlog at December 31, 2006 of $99.5 million. Backlog for the Aerospace & Defense segment and the Test & Measurement segment at December 31, 2007 was $99.1 million and $7.8 million, respectively. Backlog for the Aerospace & Defense segment and the Test & Measurement segment at December 31, 2006 was $94.0 million and $5.5 million, respectively. Backlog consists of purchase orders with scheduled delivery dates and quantities. Total backlog at December 31, 2007 included $86.1 million for orders that are expected to be filled within 12 months. Our backlog has varied from quarter to quarter and may vary significantly in the future as a result of the timing of significant new orders and/or shipments, order cancellations, material availability and other factors.

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

We believe that the principal competitive factors in our markets include the availability of capacity, technological capability, flexibility, financial strength and timeliness in responding to design and schedule changes, price, quality and delivery. Although we believe that we generally compete favorably with respect to each of these factors, some of our competitors are larger and have greater financial and operating resources than we do. Some of our competitors have greater geographic breadth and range of services than we do. We also face competition from manufacturing operations of our current and potential customers that continually evaluate the relative benefits of internal manufacturing compared to outsourcing. We believe our competitive position to be good, and the barriers to entry to be high in a significant portion of the markets we serve.

Suppliers

For the majority of our business, we purchase raw materials and component parts from our customers or from suppliers chosen by our customers, at prices negotiated by our customers. When these suppliers increase their prices, cause delays in production schedules or fail to meet our customers’ quality standards, our customers have contractually agreed to reimburse us for the costs associated with such price increases and not to charge us for costs caused by such delays or quality issues. Accordingly, our risks are primarily limited to accurate inspections of such materials, timely communications, and the collection of such reimbursements or charges, along with any additional costs incurred by us due to delays in, interruptions of, or non-optimal scheduling of, production schedules. For a smaller portion of our business, we arrange our own suppliers and assume the additional risks of price increases, quality concerns and production delays.

Raw steel and fabricated steel parts are a major component of our cost of sales and net revenue for the truck components & assemblies business. We purchase the majority of our steel for use in this business at the direction of our customers, with any periodic changes in the price of steel being reflected in the prices we are paid for our services. Increases in the costs of steel or other supplies can increase our working capital requirements, scrap expenses and borrowing costs.

There can be no assurance that supply interruptions or price increases will not slow production, delay shipments to our customers or increase costs in the future, any of which could adversely affect our financial results. Delays, interruptions, or non-optimal scheduling of production related to interruptions in raw materials supplies can be expected to increase our costs.

Research and Development

Our research and development activities are mainly related to our product lines that serve the aerospace & defense electronics market. Process improvement expenditures related to our outsourced services are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small percentage of our net revenue. We invested $2.8 million, $2.0 million and $2.8 million in research and development in 2007, 2006 and 2005, respectively.

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

We are required to maintain U.S. Government security clearances at several of our locations. These clearances could be suspended or revoked if we were found not to be in compliance with applicable security regulations. Any such revocation or suspension would delay our delivery of products to customers. Although we have adopted policies directed at ensuring our compliance with applicable regulations, and there have been no suspensions or revocations at any of our facilities, there can be no assurance that the approved status of our facilities will continue without interruption.

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

Employees

As of December 31, 2007, we had a total of approximately 2,149 employees, 1,773 engaged in manufacturing and providing our technical services, 46 engaged in sales and marketing, 132 engaged in engineering and 198 engaged in administration. Approximately 883 of our employees are covered by collective bargaining agreements with various unions that expire on various dates through 2009. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 240 employees are subject to renewal in the next 12 months. Although we believe overall that our relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

In the past few years, we have signed long-term supply agreements with Dana and ArvinMeritor and acquired their facilities in Morganton, North Carolina, Kenton, Ohio and Toluca, Mexico, among other manufacturing assets. Although most of these acquired facilities have well-established product markets, these customers or their products may not continue to be successful, product enhancements may not be made in a timely fashion, our long-term pricing agreements could generate lower margins than anticipated and there can be no assurance that we will successfully integrate these operations. In addition, our failure to identify potential liabilities with respect to certain indemnified environmental and other conditions, or our assertion of related claims, could adversely affect our operating results or our customer relationships. Our efforts to restructure, relocate and consolidate a significant number of the operations in these plants could cause certain of these facilities to operate at underutilized levels which could materially adversely affect our business, results of operations and financial condition.

If customers seek bankruptcy protection, as Dana did on March 3, 2006, they could act to terminate all or a portion of their business with us, originate new business with our competitors and terminate or assign our long-term supply agreements. Any loss of revenue from our major customers, including the non-payment or late payment of our invoices, could materially adversely affect our business, results of operations and financial condition.

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

Our five largest customers in 2007 were Dana, ArvinMeritor, Ford, Honeywell and Raytheon, collectively accounting for 61% of net revenue. Our five largest customers in 2006 and 2005 were Dana, ArvinMeritor, Ford, Traxle and Raytheon, collectively accounting for 70% and 67% of net revenue in 2006 and 2005, respectively. The truck components & assemblies industry has experienced credit risk, highly cyclical market demand, labor unrest, rising steel costs, bankruptcy and other obstacles, while the aerospace & defense electronics industry has seen consolidation, increased competition and uncertain funding.

We depend on the continued growth and financial stability of these customers and our core markets, as well as general economic conditions. Adverse changes affecting these customers, markets or general conditions could harm our operating results. The truck components & assemblies market is highly cyclical, due in part to regulatory deadlines and is expected to remain flat at historically low levels in 2008.

Rising costs of steel or component parts have increased our inventory and working capital levels and presented challenges to our automotive customers who seek to pass those costs on to their customers. Many of our customers’ labor disputes, financial difficulties and restructuring needs have created rising uncertainty and risk, which could increase our costs or impair our business model. The aerospace & defense industry is pressured by cyclicality, technological change, shortening product life cycles, decreasing margins, unpredictable funding levels and government procurement processes. Any of these factors, particularly in our secured electronic communications or missile programs, could impair our business model.

As of March 3, 2008, we had provided approximately $15.3 million, net of payables, in combined trade credit exposure to ArvinMeritor, Dana and Ford, each of which currently carries at least one “non-investment grade” credit rating on its unsecured debt, indicating a high potential risk of default. There can be no assurance that any of our customers will not default on, delay or dispute payment of, or seek to reject our outstanding invoices in bankruptcy or otherwise.

Congressional budgetary constraints or reallocations can reduce our government sales.

We sell manufacturing services and products to a number of U.S. government agencies, which in the aggregate represented approximately 12%, 8%, and 9% of our net revenue in 2007, 2006 and 2005, respectively. We also serve as a contractor for large aerospace & defense companies such as Boeing, Honeywell, Lockheed Martin, Northrop Grumman and Raytheon, typically under federally funded programs, which represented approximately 8%, 7% and 9% of net revenue during 2007, 2006 and 2005, respectively.

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

We and our customers depend on a constant supply of electricity and natural gas from utility providers for the operation of our respective businesses and facilities. In the past, we have experienced power outages which reduced our ability to deliver products and meet our customers’ demand for those products. If we or our customers experience future interruptions in service from these providers, our production and/or delivery of products could be negatively affected. Additionally, due to the heavy consumption of energy in our production process and the businesses of our customers, if the cost of energy significantly increases, our results of operations, and those of our customers, could be negatively impacted.

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

Our management or systems could be inadequate to support our existing or future operations. Growth in our business could require us to invest in additional equipment to improve our efficiency. We may have limited experience or expertise in installing or operating such equipment, which could negatively impact our ability to deliver products on time or with acceptable costs. In addition, a material portion of our manufacturing equipment requires significant maintenance to operate effectively and we may experience maintenance and repair issues. Our efforts to restructure, relocate and consolidate a significant number of the operations, especially in our truck component manufacturing plants, could cause certain of these facilities to operate at underutilized levels, which could materially adversely affect our business, results of operations and financial condition.

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

A permanent decline in the value of Dana Holding Corporation could adversely affect our business.

The approval of Dana’s reorganization plan by the U.S. bankruptcy court in the Southern District of New York on December 12, 2007 finalized our right to receive certain distributions, including distributions of common stock in DAN. We have recorded the aggregate value of such distributions at $76.5 million. A substantial portion of the current owners of DAN common stock are contractually restricted from trading those shares for at least six months after the confirmation date, and many equity mutual funds are restricted from purchasing stock in businesses that have recently emerged from bankruptcy. Due to such factors, among others, we believe that the trading value of DAN common stock on the New York Stock Exchange is likely not to reflect the longer-term value of DAN for a number of months. However, if the trading value of DAN common stock remains below our aggregate recorded valuation of such stock, our business, results of operations and financial condition could be materially adversely impacted. See Notes 2 and 20 to the financial statements in Item 8 of this Form 10-K for additional information.

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

Labor Relations

We must attract and retain qualified employees while successfully managing related costs.

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

We currently have collective bargaining agreements covering approximately 883 employees, or approximately 41% of total employees, of which agreements covering 240 employees are subject to renewal in the next 12 months. Although we believe that our overall relations with our labor unions are positive, we could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

Deferred Tax Assets

Our lack of profitability in the U.S. or other factors could adversely affect our financial results.

Our operations in the U.S., considered apart from our other operations in Mexico, have generated net operating losses in recent years. If these losses were to continue or if permanent or temporary differences occur between the recognition of revenues or expenses for tax purposes in comparison to GAAP financial reporting purposes, then our balance sheet, revenues, profitability and cash flows could be adversely impacted.

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

Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the state voluntary action program standards applicable to the site. We continue to test and assess this site to determine the extent of this contamination by the prior owners of the facility. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, certain environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2002, subject to certain other conditions involving Dana’s release of, or continuing right to seek indemnity from, Eaton Corporation, from which Dana acquired the property.

A leased facility we formerly occupied in Tampa, Florida is subject to remediation activities related to groundwater contamination involving methyl chloride and other volatile organic compounds, which occurred prior to our use of the facility, and such contamination extends beyond the boundaries of the facility. The prior operator of the facility has entered into a consent order with the State of Florida and agreed to remediate the contamination, the full scope of which has not yet been determined. In addition, certain claims which have been made against the Company and the former owners or operators of the facility have been fully indemnified by such former owners and operators, who have assumed the defense of such claims.

We previously acquired certain business assets formerly located at a leased facility in Littleton, Colorado, where chlorinated solvents had been disposed of on site by a prior owner of the business at the site, contaminating the groundwater at and around the site. The seller of the assets to us is operating a remediation system on the site approved by the State of Colorado and has entered into a consent order with the EPA providing for additional investigation at the site. In addition, Sypris has been contractually indemnified by the prior owners of the facility.

Our Morganton, North Carolina facility is subject to soil and groundwater contamination involving petroleum compounds, certain metals, and other contaminants, some of which may exceed the State of North Carolina standards applicable to the site. Under our purchase agreement for this facility, Dana had agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2005. However, such amounts due from Dana have been released in conjunction with Dana’s Chapter 11 filing and the Company’s comprehensive settlement with Dana. The Company is aware of no current litigation, material remediation claims or other proceedings with respect to this facility.

Our Toluca, Mexico facility is subject to soil and groundwater contamination involving petroleum compounds and volatile organic compounds, among other concerns. We continue to test and assess this site to determine the extent of any contamination by the prior owners of the facility. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to June 30, 2006, subject to certain other conditions involving Dana’s release of, or continuing right to seek indemnity from, Eaton Corporation, from which Dana acquired the property.

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

Location	Market Served	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:

Louisville, Kentucky		Lease (2014)	21,600

Manufacturing and Service Facilities:

Kenton, Ohio	Truck Components & Assemblies	Own	550,000	TS 16949

Louisville, Kentucky	Truck Components & Assemblies	Own	450,000	QS 9000

Marion, Ohio	Truck Components & Assemblies	Own	255,000	TS 16949

Morganton, North Carolina	Truck Components & Assemblies	Own	360,000	TS 16949 ISO 14001

Orlando, Florida	Test & Measurement Services	Own	62,000	ANSI/NCSL Z540 AS 9100 DSCC FCC ISO 9001 ISO 17025/Guide 25 MIL-STD 750, 883, 202 and 810 VCCI

San Dimas, California	Aerospace & Defense Electronics	Lease (2015)	26,300	ISO 9001

Tampa, Florida	Aerospace & Defense Electronics	Lease (2016)	318,000	ISO 9001 AS 9100 NASA-STD-8739 IPC-A-610, Rev D, Class 3 J-STD-001, Rev D, Class 3

Toluca, Mexico	Truck Components & Assemblies	Own	217,000	TS 16949

In addition, we lease space in 20 other facilities primarily utilized to provide technical services, all of which are located in the U.S. We also own 12 ISO-certified mobile calibration units and five ISO-certified transportable field calibration units that are utilized to provide test & measurement services at customer locations throughout the U.S., the Caribbean and the South Pacific.

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at our facilities.

Certification/Specification	Description

ANSI/NCSL Z540

A certification which sets out general provisions that a laboratory must address to carry out specific calibrations or tests and provides laboratories with direction for the development of a fundamental quality management system.

AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

DSCC

A certification that specifies specific functions or processes that are conducted in compliance with military specifications, such as a quality program, high-reliability soldering, component testing, and environmental testing.

FCC

A certification process by the Federal Communications Commission, which sets out general provisions that a laboratory must conform to in carrying out EMI/EMC testing and provides laboratories with direction for the development of a fundamental quality management system.

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

J-STD-001	A family of voluntary standards of industry-accepted workmanship criteria for electronics assemblies.

ISO 9001	A certification process comprised of quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products.

ISO 14001	A family of voluntary standards and guidance documents defining specific requirements for an Environmental Management System.

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

TS 16949

A quality certification system developed within the automotive sector. Using ISO 9001:2000 as its foundation, ISO/TS 16949:2002 specifies the quality management system (QMS) requirements for the design, development, production, installation and servicing of automotive related products.

VCCI

An internationally recognized and accepted Japanese certification by the Voluntary Control Council for Interference, which established regulations to control interference with licensed radio communication services in accordance with CISP 22 emission standards in carrying out EMI/EMC testing and is similar to FCC certification.

Item 3.	Legal Proceedings

We are involved from time to time in routine litigation and other legal or environmental proceedings incidental to our business. There are currently no material pending legal proceedings to which we are a party. Ongoing environmental matters include the following:

•

Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the State of Ohio voluntary action program standards applicable to the site. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2002, to the extent of any indemnification owed to Dana by Eaton Corporation or any other matters for which Dana has released Eaton.

•

A leased facility we formerly occupied in Tampa, Florida is currently subject to remediation activities related to groundwater contamination involving methylene chloride and other volatile organic compounds which occurred prior to our use of the facility. The contamination extends beyond the boundaries of the facility. In December 1986, Honeywell, a prior operator of the facility, entered into a consent order with the Florida Department of Environmental Regulation under which Honeywell agreed to remediate the contamination, the full scope of which has not yet been determined. We purchased the assets of a business formerly located on this leased site and operated that business from 1993 until December 1994. Philips Electronics, the seller of those assets, has agreed to indemnify us with respect to environmental matters arising from groundwater contamination at the site prior to our use of the facility. On November 3, 2004, Sypris Electronics was served as a co-defendant with Honeywell International, Inc. and Phillips Electronics America Corporation in an environmental lawsuit filed in the Circuit Court of the Thirteenth Judicial Circuit Hillsborough County, Florida by Helen Jones and other surrounding landowners, alleging various damages caused by such contamination. Philips Electronics has agreed to pay for our defense costs.

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

•

Our Morganton, North Carolina facility is subject to soil and groundwater contamination involving petroleum compounds, certain metals, and other contaminants, some of which exceed the State of North Carolina notification standards applicable to the site. No litigation or other proceedings are underway with respect to this site.

•

Our Toluca, Mexico facility is subject to soil and groundwater contamination involving petroleum compounds and volatile organic compounds, among other concerns. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to June 30, 2006, to the extent of any indemnification owed to Dana by Eaton Corporation or any other matters for which Dana has released Eaton.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “SYPR.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by the Nasdaq National Market.

	High	Low
Year ended December 31, 2006:
First Quarter	$11.26	$9.04
Second Quarter	10.10	7.83
Third Quarter	9.99	6.94
Fourth Quarter	8.35	6.77

Year ended December 31, 2007:
First Quarter	$7.14	$6.03
Second Quarter	8.87	6.46
Third Quarter	9.05	7.90
Fourth Quarter	9.91	5.53

The graph above shows a comparison of cumulative total stockholder returns for Sypris, calculated on a dividend reinvestment basis, from December 31, 2002 through December 31, 2007. In the performance graph, the cumulative total stockholder return of the Company is compared to the Russell 2000 Index and the S&P SmallCap 600 Index. The S&P SmallCap 600 Index has been selected as a basis of comparison since Sypris believes the S&P

SmallCap 600 Index more appropriately tracks the performance of multi-industry businesses at its level of market capitalization, than any identifiable peer group.

As of March 5, 2008, there were 911 holders of record of our common stock. On September 22, 2002, our Board of Directors declared an initial quarterly cash dividend of $0.03 per common share outstanding. Cash dividends of $0.03 per common share have been paid quarterly since the initial dividend was declared in 2002. Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. We did not repurchase any of our common stock during the fourth quarter of the fiscal year ended December 31, 2007.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in Item 8 of this Form 10-K. The selected financial data set forth below as of December 31, 2007 and 2006, and for the three years included in the period ended December 31, 2007 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K, and the data below are qualified by reference to those consolidated financial statements and related notes. The financial statement data at December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are derived from our audited consolidated financial statements not included in this Form 10-K.

	Years Ended December 31,
	2007	2006(1)	2005	2004(2)	2003(3)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$435,915	$497,664	$522,766	$425,402	$276,605
Cost of sales	396,119	456,574	471,428	371,963	230,660

Gross profit	39,796	41,090	51,338	53,439	45,945
Selling, general and administrative	40,517	37,107	35,669	35,248	26,711
Research and development	2,821	1,988	2,833	3,697	4,166
Amortization of intangible assets	527	645	614	596	194
Nonrecurring (income) expense, net	(3,246)	1,485	—	—	—

Operating (loss) income	(823)	(135)	12,222	13,898	14,874
Interest expense, net	3,685	3,708	5,979	2,100	1,693
Other expense (income), net	31	(387)	(1,325)	(138)	230

(Loss) income before income taxes	(4,539)	(3,456)	7,568	11,936	12,951
Income tax (benefit) expense	(2,400)	(2,094)	2,247	3,637	4,860

Net (loss) income	$(2,139)	$(1,362)	$5,321	$8,299	$8,091

(Loss) earnings per common share:
Basic	$(0.12)	$(0.08)	$0.30	$0.48	$0.57
Diluted	$(0.12)	$(0.08)	$0.29	$0.47	$0.56
Cash dividends per common share	$0.12	$0.12	$0.12	$0.12	$0.12
Shares used in computing per share amounts:
Basic	18,231	18,079	18,016	17,119	14,237
Diluted	18,231	18,079	18,323	17,745	14,653

	December 31,
	2007	2006(1)	2005	2004(2)	2003(3)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,622	$32,400	$12,060	$14,060	$12,019
Working capital	152,441	100,717	111,765	143,123	81,456
Total assets	422,060	379,033	417,624	431,178	264,435
Current portion of long-term debt	5,000	5,000	—	7,000	3,200
Long-term debt, net of current portion	60,000	55,000	80,000	110,000	53,000
Total stockholders’ equity	207,479	209,886	213,734	208,939	145,392

(1)

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment under the modified prospective method. We also adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” as of December 31, 2006. See Note 1 of our consolidated financial statements.

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

Overview

We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design, testing and other technical services, typically under multi-year, sole-source contracts with major companies and government agencies in the markets for aerospace & defense electronics, truck components & assemblies, and test & measurement services. Revenue from our three core markets accounted for approximately 95% of our revenue for the year ended December 31, 2007, while revenue from our outsourced services accounted for approximately 81% of our revenue.

We are organized into two business groups, the Industrial Group and the Electronics Group. The Industrial Group is one reportable business segment, while the Electronics Group includes two reportable business segments, Aerospace & Defense and Test & Measurement. The Industrial Group is comprised of Sypris Technologies, Inc. and its subsidiaries, which generates revenue primarily from the sale of manufacturing services to customers in the market for truck components & assemblies and from the sale of products to the energy and chemical markets. The Aerospace & Defense reportable segment is comprised of Sypris Data Systems, Inc. and Sypris Electronics, LLC. Revenue for this group is derived primarily from the sale of manufacturing services, technical services and products to customers in the market for aerospace & defense electronics. The Test & Measurement reportable segment consists solely of Sypris Test & Measurement, Inc., which generates revenue primarily from providing technical services for the calibration, certification and repair of test and measurement equipment in the U.S.

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

At December 31, 2007, net assets of our Test & Measurement segment were $13.4 million, including goodwill of $6.9 million, and our Aerospace & Defense segment had net assets of $41.5 million, including goodwill of $6.9 million. If continued improvements in operations are not achieved and profitability deteriorates, we may be required to record an impairment charge to goodwill for the Test & Measurement and/or the Aerospace & Defense segments.

Long-term Contracts. A large part of our Aerospace & Defense segment business is derived from long-term contracts for development, production and service activities, which we account for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, Audits of Federal Government Contractors, the AICPA’s Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature, as applicable. We consider the nature of these contracts and the types of products and services provided when we determine the proper accounting for a particular contract.

Primarily, we record long-term, fixed-price contracts on a percentage of completion basis using units-of-delivery to measure progress toward completing the contract and recognizing net revenue. Revenue is recognized on these contracts when units are shipped or delivered to the customer, as applicable, with unit revenue based upon unit prices as set forth in the applicable contracts. The costs attributed to contract revenue are based upon the estimated average costs of all units to be shipped. For example, we use this method of revenue recognition on our encryption programs. In less frequent circumstances, we enter into milestone specific, fixed-price contracts for which revenue is recorded when we achieve performance milestones. Revenue recognized under such milestones is limited to net revenue that we would recognize under the cost-to-cost method. Under the cost-to-cost method of accounting, revenue is recognized based on the ratio of costs incurred to our estimate of total costs at completion. For example, we use this methodology for our CEC, Common Card and KI-17 programs. As we incur costs under cost-reimbursement-type contracts, we record net revenue. Cost-reimbursement-type contracts include time and materials and other level-of-effort-type contracts. An example of this type of revenue recognition includes the Information Assurance Engineering Services program.

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

Contract accounting requires judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable.

The majority of our Aerospace & Defense segment net revenue is driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government, and therefore not necessarily on market-based factors. Cost-based pricing is determined under the Federal Acquisition Regulations (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, advertising, public relations and interest expense are unallowable, and therefore, not recoverable through net revenue.

Approximately 19%, 12% and 16% of total net revenue was recognized under the percentage of completion method based on units of delivery during 2007, 2006 and 2005, respectively. Approximately 2%, 3% and 2% of total net revenue was recognized under the percentage of completion method based on milestones or cost-to-cost during 2007, 2006 and 2005, respectively. Therefore, the amounts we record in our consolidated financial statements using contract accounting methods and cost accounting standards are material. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are generally included in earnings in the current period. We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. In addition to less formal monthly reviews, management in the Aerospace & Defense segment formally assesses the status of contracts on a quarterly basis through extensive estimate at completion reviews, which include multiple levels of program personnel. Costs incurred and allocated to contracts with the U.S. Government are reviewed for compliance with regulatory standards by our personnel and are subject to audit by the Defense Contract Audit Agency.

Pension Plan Funded Status. The calculation of pension assets and liabilities involve complex estimation processes based on third party actuarially determined estimates, which rely on management estimates of the discount rate and rate of return on plan assets. Changes in these rates could significantly impact the actuarially determined amounts recorded in the statements of financial position.

Reserve for Excess, Obsolete and Scrap Inventory. We record inventory at the lower of cost, determined under the first-in, first-out method, or market and we reserve for excess, obsolete or scrap inventory. These reserves are primarily based upon management’s assessment of the salability of the inventory, historical usage of raw materials, historical demand for finished goods and estimated future usage and demand. An improper assessment of salability or improper estimate of future usage or demand, or significant changes in usage or demand could result in significant changes in the reserves and a positive or a negative impact on our consolidated results of operations in the period the change occurs.

Stock-based Compensation. We account for stock-based compensation in accordance with the fair value recognition provisions using the Black-Scholes option-pricing method, which requires the input of several subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and consequently, the related expense recognized in the consolidated statements of operations.

Income Taxes. The Company accounts for income taxes as required by the provisions of Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes (SFAS No. 109), under which deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates.

As referenced in Note 16 to the consolidated financial statements, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), as of January 1, 2007. Management judgment is required in determining income tax expense and the related balance sheet amounts. In addition, under FIN 48 judgments are required concerning the ultimate outcome of uncertain income tax positions. Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company believes that its recorded tax liabilities adequately provide for the probable outcome of these assessments.

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, SFAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment is largely dependent upon projected near-term profitability including the effects of tax planning. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses. In the U.S., the Company had a net deferred tax liability at December 31, 2007. U.S. operations have not been profitable in recent years, however. If unprofitable results continue, we may be required to record a valuation allowance on the resulting deferred tax assets. The Company’s foreign operation had a net deferred tax asset at December 31, 2007. The Company has been profitable in its foreign operations and anticipates continuing profitability in the future. No valuation allowances were recorded during 2007, 2006 or 2005.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Year Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Result as Percentage of Net Revenue for the Year Ended December 31,
	2007	2006	Favorable (Unfavorable)	Favorable (Unfavorable)	2007	2006
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$279,082	$364,570	$(85,488)	(23.4)%	64.0%	73.2%
Aerospace & Defense	104,505	87,491	17,014	19.4	24.0	17.6
Test & Measurement	52,328	45,603	6,725	14.7	12.0	9.2

Electronics Group	156,833	133,094	23,739	17.8	36.0	26.8

Total net revenue	435,915	497,664	(61,749)	(12.4)	100.0	100.0
Cost of sales:
Industrial Group	261,492	346,894	85,402	24.6	93.7	95.2
Aerospace & Defense	95,496	73,832	(21,664)	(29.3)	91.4	84.4
Test & Measurement	39,131	35,848	(3,283)	(9.2)	74.8	78.6

Electronics Group	134,627	109,680	(24,947)	(22.7)	85.8	82.4

Total cost of sales	396,119	456,574	60,455	13.2	90.9	91.7
Gross profit:
Industrial Group	17,590	17,676	(86)	(0.5)	6.3	4.8
Aerospace & Defense	9,009	13,659	(4,650)	(34.0)	8.6	15.6
Test & Measurement	13,197	9,755	3,442	35.3	25.2	21.4

Electronics Group	22,206	23,414	(1,208)	(5.2)	14.2	17.6

Total gross profit	39,796	41,090	(1,294)	(3.1)	9.1	8.3
Selling, general and administrative	40,517	37,107	(3,410)	(9.2)	9.3	7.5
Research and development	2,821	1,988	(833)	(41.9)	0.6	0.4
Amortization of intangible assets	527	645	118	18.3	0.1	0.1
Nonrecurring (income) expense, net	(3,246)	1,485	4,731	NM	(0.7)	0.3

Operating loss	(823)	(135)	(688)	(509.6)	(0.2)	0.0
Interest expense, net	3,685	3,708	23	0.6	0.8	0.8
Other expense (income), net	31	(387)	(418)	NM	(0.0)	(0.1)

Loss before income taxes	(4,539)	(3,456)	(1,083)	(31.3)	(1.0)	(0.7)
Income taxes	(2,400)	(2,094)	306	14.6	(0.5)	(0.4)

Net loss	$(2,139)	$(1,362)	$(777)	(57.0)%	(0.5)%	(0.3)%

Backlog. Our backlog increased $7.4 million to $106.9 million at December 31, 2007, on $164.2 million in net orders in 2007 compared to $131.3 million in 2006. We expect to convert approximately 80% of the backlog at December 31, 2007 to revenue during 2008.

Backlog for our Aerospace & Defense segment increased $5.1 million to $99.1 million at December 31, 2007, on $109.6 million in net orders in 2007 compared to $83.5 million in 2006. Backlog for our Test & Measurement segment increased $2.3 million to $7.8 million at December 31, 2007 on $54.6 million in net orders in 2007 compared to $47.7 million in 2006. We expect to convert approximately 79% of the Aerospace & Defense backlog and approximately 100% of the Test & Measurement backlog at December 31, 2007 to revenue during 2008.

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group decreased $85.5 million to $279.1 million in 2007. Lower sales volume attributable to reduced demand from customers in the heavy truck and trailer markets accounted for decreased revenue of approximately $84.5 million and $9.9 million, respectively. Revenue also declined approximately $12.6 million from the discontinued sale of housings components to a customer in the heavy truck market. The volume declines were partially offset by increased pricing of approximately $8.6 million on certain light truck components and additional revenue of approximately $11.8 million attributable to arbitration payments and the settlement agreement with Dana for certain components supplied during 2007.

The Aerospace & Defense segment derives its revenue from product sales and technical outsourced services. Aerospace & Defense segment net revenue increased $17.0 million to $104.5 million primarily due to increased product sales driven by the ramp-up of a new classified program during 2007. Technical outsourced services comprised $5.8 million of the increase primarily as a result of the launch of several new programs.

The Test & Measurement segment derives its revenue from technical services including calibration and component screening, and product sales. Technical services revenue accounted for approximately 88% and 87% of total Test & Measurement revenue in 2007 and 2006, respectively. Test & Measurement segment net revenue increased $6.7 million primarily due to increased demand for technical services.

Gross Profit. The Industrial Group’s gross profit decreased $0.1 million to $17.6 million in 2007. The counteracting factors impacting gross profit in 2007 were the sales volume declines in the heavy truck and trailer markets offset by the pricing increase and the Dana settlement revenues. The significant decrease in sales volume and related loss of fixed overhead absorption combined with increased fringe benefit costs and higher contractual labor rates resulted in a reduction in gross profit of approximately $19.2 million. The volume related decrease in gross profit was offset by approximately $8.6 million for the light truck market pricing increase and approximately $10.5 million for the revenue from arbitration payments and the settlement agreement with Dana.

The Aerospace & Defense segment’s gross profit decreased $4.7 million to $9.0 million in 2007. Gross profit as a percentage of revenue for 2007 decreased to 8.6% from 15.6% in 2006. The increase in revenue for the segment in 2007 was comprised of a higher mix of lower-margin services and product sales as compared to the prior year. The unfavorable product mix and related gross margin impact was further affected by the delay in a new government contract award with shipments on the new program expected to begin in the first quarter of 2008. Additionally, contract support costs and delayed cost reduction efforts on a government program contributed to the decline in gross profit in 2007.

The Test & Measurement segment’s gross profit increased $3.4 million in 2007 primarily due to increased revenues, which also contributed to an increase in gross profit as a percentage of revenue to 25.2% in 2007 from 21.4% in 2006.

Selling, General and Administrative. Selling, general and administrative expense increased $3.4 million in 2007 and increased as a percentage of net revenue to 9.3% in 2007 from 7.5% in 2006 primarily due to compensation-related expenses, recruiting costs and higher employee benefit costs.

Research and Development. Research and development costs increased $0.8 million in 2007 primarily due to new product development efforts within our Aerospace & Defense segment.

Nonrecurring (Income) Expense, Net. Nonrecurring items include the gain recognized as part of the Dana settlement agreement offset by the write-off of certain accounts receivable and other assets, legal and professional fees incurred as a result of the Dana bankruptcy filing and other transaction related costs.

Interest Expense, Net. Interest expense in 2007 was consistent with 2006. Our weighted average debt outstanding decreased to $53.1 million during 2007 from $65.1 million during 2006, resulting primarily from multiple working capital management initiatives. The weighted average interest rate increased to 6.7% in 2007 from 5.5% in 2006 primarily as a result of the April 2007 modification of our Revolving Credit Agreement and Senior Notes.

Income Taxes. Our effective income tax rate was 52.9% in 2007 as compared to 60.6% for 2006. The change primarily relates to the mix of foreign earnings and domestic losses. In 2006, income tax expense was reduced $0.4 million as a result of the resolution of various domestic federal and state tax liabilities which proved to be less than original estimates.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Years Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Years Ended December 31,
	2006	2005	Favorable (Unfavorable)	Favorable (Unfavorable)	2006	2005
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$364,570	$359,602	$4,968	1.4%	73.2%	68.8%
Aerospace & Defense	87,491	115,863	(28,372)	(24.5)	17.6	22.2
Test & Measurement	45,603	47,301	(1,698)	(3.6)	9.2	9.0

Electronics Group	133,094	163,164	(30,070)	(18.4)	26.8	31.2

Total net revenue	497,664	522,766	(25,102)	(4.8)	100.0	100.0
Cost of sales:
Industrial Group	346,894	336,686	(10,208)	(3.0)	95.2	93.6
Aerospace & Defense	73,832	98,367	24,535	24.9	84.4	84.9
Test & Measurement	35,848	36,375	527	1.4	78.6	76.9

Electronics Group	109,680	134,742	25,062	18.6	82.4	82.6

Total cost of sales	456,574	471,428	14,854	3.2	91.7	90.2
Gross profit:
Industrial Group	17,676	22,916	(5,240)	(22.9)	4.8	6.4
Aerospace & Defense	13,659	17,496	(3,837)	(21.9)	15.6	15.1
Test & Measurement	9,755	10,926	(1,171)	(10.7)	21.4	23.1

Electronics Group	23,414	28,422	(5,008)	(17.6)	17.6	17.4

Total gross profit	41,090	51,338	(10,248)	(20.0)	8.3	9.8
Selling, general and administrative	37,107	35,669	(1,438)	(4.0)	7.5	6.8
Research and development	1,988	2,833	845	29.8	0.4	0.6
Amortization of intangible assets	645	614	(31)	(5.0)	0.1	0.1
Nonrecurring expense	1,485	—	(1,485)	NM	0.3	0.0

Operating (loss) income	(135)	12,222	(12,357)	NM	0.0	2.3
Interest expense, net	3,708	5,979	2,271	38.0	0.8	1.1
Other income, net	(387)	(1,325)	(938)	(70.8)	(0.1)	(0.2)

(Loss) income before income taxes	(3,456)	7,568	(11,024)	NM	(0.7)	1.4
Income taxes	(2,094)	2,247	4,341	NM	(0.4)	0.4

Net (loss) income	$(1,362)	$5,321	$(6,683)	NM %	(0.3)%	1.0%

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

The Aerospace & Defense segment derives its revenue from product sales and technical outsourced services. Aerospace & Defense segment net revenue decreased $28.4 million to $87.5 million due to a $32.6 million decline in volume as a result of one encryption product completing its life cycle during 2006, while the launch of the next generation product was delayed into 2008, as well as maturing manufacturing service programs and declines in data storage product sales. All such decreases were partially offset by $4.1 million of pricing increases over the prior year, primarily driven by a manufacturing service program.

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

Gross Profit. The Industrial Group’s gross profit decreased $5.2 million in 2006 primarily due to $2.6 million of production inefficiencies which combined with inflationary increases in salary and fringe benefits, utility costs, supplies expenses and material revaluation impacts on scrap expense of $2.4 million, $1.4 million, $0.3 million and $0.2 million, respectively, which were partially offset by increased volume associated with higher revenue. Gross profit as a percentage of revenue decreased to 4.8% for 2006 from 6.4% in 2005 as a result of the aforementioned production inefficiencies, higher energy costs and salary and fringe benefits along with the impact of declining overhead absorption rates resulting from inventory reduction initiatives.

The Aerospace & Defense segment’s gross profit decreased $3.8 million in 2006 primarily due to the decline in volume of one encryption product which completed its life cycle during 2006, while the launch of the next generation product was delayed until 2008. Gross margin for the Aerospace & Defense segment was 15.6% in 2006 as compared to 15.1% in 2005. The increase in gross margin percentage resulted primarily from a more favorable mix of product sales with higher gross margins versus manufacturing services.

The Test & Measurement segment’s gross profit decreased $1.2 million in 2006 primarily due to an unfavorable shift in sales mix from product sales and component screening services with higher margins for technical services sales.

Selling, General and Administrative. Selling, general and administrative expense increased $1.4 million in 2006 and increased as a percentage of net revenue to 7.5% in 2006 from 6.8% in 2005. The increase was primarily driven by a $0.8 million increase in stock compensation expense as required under SFAS No. 123R, a $0.6 million increase in administrative costs in the Industrial Group related to a full year of additional infrastructure to support the new contracts in the Industrial Group, and a $0.5 million increase in allowances for bad debts for the Aerospace & Defense segment, all of which were partially offset by a decrease for the Test & Measurement segment primarily resulting from reduced headcount and severance costs in the prior period which did not recur.

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

Nonrecurring Expense. Nonrecurring items include legal and professional fees incurred as a result of the Dana bankruptcy filing and other transaction related costs.

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

Quarterly Results

The following table presents our unaudited condensed consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2007. Beginning January 1, 2007, we began to report quarterly results on a 4-4-5 fiscal quarter basis. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period.

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:
Industrial Group	$79,119	$73,472	$67,595	$58,896	$92,499	$98,454	$93,021	$80,596
Aerospace & Defense	19,671	29,380	23,604	31,850	26,011	21,917	21,166	18,397
Test & Measurement	12,649	13,395	13,321	12,963	11,487	11,862	11,768	10,486

Electronics Group	32,320	42,775	36,925	44,813	37,498	33,779	32,934	28,883

Total net revenue	111,439	116,247	104,520	103,709	129,997	132,233	125,955	109,479
Cost of sales:
Industrial Group	73,799	69,723	62,882	55,088	86,550	93,963	87,871	78,510
Aerospace & Defense	16,516	28,603	21,133	29,244	22,056	18,570	18,559	14,647
Test & Measurement	9,117	10,220	10,033	9,761	8,772	9,266	9,289	8,521

Electronics Group	25,633	38,823	31,166	39,005	30,828	27,836	27,848	23,168

Total cost of sales	99,432	108,546	94,048	94,093	117,378	121,799	115,719	101,678
Gross profit:
Industrial Group	5,320	3,749	4,713	3,808	5,949	4,491	5,150	2,086
Aerospace & Defense	3,155	777	2,471	2,606	3,955	3,347	2,607	3,750
Test & Measurement	3,532	3,175	3,288	3,202	2,715	2,596	2,479	1,965

Electronics Group	6,687	3,952	5,759	5,808	6,670	5,943	5,086	5,715

Total gross profit	12,007	7,701	10,472	9,616	12,619	10,434	10,236	7,801
Selling, general and administrative	10,596	8,775	10,369	10,777	9,498	9,376	9,600	8,633
Research and development	679	714	608	820	334	371	427	856
Amortization of intangible assets	164	164	129	70	159	158	163	165
Nonrecurring expense (income), net	306	1,248	(4,835)	35	421	256	575	233

Operating income (loss)	262	(3,200)	4,201	(2,086)	2,207	273	(529)	(2,086)
Interest expense, net	719	914	991	1,061	1,159	1,083	820	646
Other (income) expense, net	(20)	61	(26)	16	(250)	(8)	12	(141)

Loss (income) before income taxes	(437)	(4,175)	3,236	(3,163)	1,298	(802)	(1,361)	(2,591)
Income tax (benefit) expense	(192)	(1,874)	599	(933)	441	(358)	(559)	(1,618)

Net (loss) income	$(245)	$(2,301)	$2,637	$(2,230)	$857	$(444)	$(802)	$(973)

(Loss) earnings per common share:
Basic	$(0.01)	$(0.13)	$0.14	$(0.12)	$0.05	$(0.02)	$(0.04)	$(0.05)
Diluted	$(0.01)	$(0.13)	$0.14	$(0.12)	$0.05	$(0.02)	$(0.04)	$(0.05)
Cash dividends per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03
Shares used in computing (loss) earnings per common share:
Basic	18,107	18,169	18,314	18,332	18,042	18,065	18,094	18,084
Diluted	18,107	18,169	18,548	18,332	18,289	18,065	18,094	18,084

Liquidity, Capital Resources and Financial Condition

Net cash used in operating activities was $10.5 million in 2007, as compared to net cash provided of $52.8 million in 2006, primarily due to the timing of working capital improvements in 2006, which were not repeated in 2007 and the return to pre-Chapter 11 payment terms under the settlement agreement with Dana. Additionally, net cash used in operating activities is due to the timing of collections and includes increases in inventory to support the ramp-up of new product programs in the Aerospace & Defense segment. In 2007, accounts receivable increased $6.1 million primarily due to the timing of collections from governmental agencies, and accounts payable decreased $16.8 million driven by lower volumes in the Industrial Group. Inventory decreased $6.0 million primarily to adjust for lower sales volumes in the Industrial Group and due to an emphasis on reducing inventory days. Other current assets increased $2.7 million primarily as a result of an increase in deferred contract costs. Accrued liabilities increased $10.8 million primarily as a result of foreign income taxes payable resulting from the Dana settlement agreement and a customer payment received in advance.

Net cash used in investing activities was $9.4 million in 2007 as compared to $10.3 million in 2006. Capital expenditures decreased slightly to $10.2 million in 2007 from $10.3 million in 2006.

Net cash provided by financing activities was $2.1 million in 2007 as compared to cash used of $22.1 million in 2006. In 2006, we made net repayments totaling $20.0 million on our revolving credit facility as a result of cash flow from operations under our various working capital management initiatives. Additionally, we also paid $0.9 million in financing fees in conjunction with modifications of our debt in 2007.

We had total borrowings under our revolving credit facility of $35.0 million at December 31, 2007, and an unrestricted cash balance of $14.6 million. Approximately $2.5 million of the unrestricted cash balance relates to our Mexican subsidiaries. In April 2007, our Revolving Credit Agreement was amended and restated to limit total borrowings at $50.0 million, with $50.0 million of additional borrowings available upon lead bank approval, and to extend the credit agreement through October 2009. We also amended the Senior Notes in April 2007, repaid $25.0 million of principal and modified the June 30, 2014 principal payment to June 30, 2012. The amendments for the Senior Notes and Revolving Credit Agreement also increased our interest rates, revised certain financial covenants and added a security interest in our accounts receivable, inventory and equipment. Other terms of the Revolving Credit Agreement and Senior Notes remain substantially unchanged. Standby letters of credit up to a maximum of $15.0 million may be issued under the Credit Agreement of which $1.9 million were issued at December 31, 2007.

Our principal commitments at December 31, 2007 consisted of repayments of borrowings under the Revolving Credit Agreement and Senior Notes, pension obligations and obligations under operating leases for certain of our real property and equipment. Estimated pension contributions for 2008 are expected to range from $0.1 million to $0.5 million. We also had purchase commitments totaling approximately $38.4 million at December 31, 2007, primarily for inventory and manufacturing equipment. The following table provides the payment dates of our debt and contractual lease obligations at December 31, 2007, excluding current liabilities except for the current portion of long-term debt (amounts in thousands):

	2008	2009	2010	2011	2012	2013 & Thereafter
Revolving credit facility	$5,000	$30,000	$—	$—	$—	$—
Senior notes	—	4,100	—	15,000	10,900	—
Operating leases	7,323	5,981	3,053	2,700	2,560	7,253

Total	$12,323	$40,081	$3,053	$17,700	$13,460	$7,253

Due to the uncertainty with the respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 16 to the consolidated financial statements for a discussion on income taxes.

At December 31, 2007 we also had approximately $9.5 million of federal net operating loss carryforwards available to offset future federal taxable income, which will expire on December 31, 2026.

We believe that sufficient resources will be available to satisfy our cash requirements for at least the next twelve months. Our assessment of the availability of funds for the next twelve months is based in part on our intent and ability to continue to own the shares of common stock of DAN received through the settlement agreement reached in August 2007. We will continue to monitor the market price and the factors impacting the market price of the DAN common stock. We expect to own our shares of the DAN common stock until the value indicated by the market price approximates the estimated recoverable amount we recognized at the time of the settlement agreement.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Measurement No. 157. SFAS No. 157-2 amends SFAS No. 157 to delay the effective date of this Statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For items within its scope, SFAS No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt this standard on January 1, 2009 but does not currently believe it will have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential adoption and impact, if any, of SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141—revised 2007 (SFAS No. 141R), Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. Early adoption is prohibited. SFAS No. 141R will be applied to acquisitions in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a significant impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (LIBOR), or certain alternative short-term rates, plus a margin (1.75% at December 31, 2007) based upon our leverage ratio. A change in interest rates of 100 basis points would result in additional interest expense of less than $0.4 million on an annualized basis, based upon our debt outstanding at December 31, 2007. A change in fixed interest rates of 100 basis points would change the fair value of our Senior Notes by $1.0 million. Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains related to U.S. Dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. Dollars. A one percent change in foreign currency exchange rates would result in remeasurement gain or loss of approximately $0.4 million on an annualized basis, based upon the U.S. Dollar denominated accounts of our foreign subsidiary at December 31, 2007. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurances that the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates.

With respect to our ownership of common stock in DAN, we are also subject to equity price risk. On January 31, 2008, the Company received approximately 3.1 million shares of DAN common stock in its initial distribution from the bankrupt estate. Subsequent distributions are anticipated following the resolution of disputed matters within the estate. The Company anticipates receiving approximately 0.4 million additional shares following the resolution of these matters. Based on these assumptions, a permanent change of $1.00 per share in the value of DAN stock would change the fair value of our holdings by approximately $3.5 million.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2007. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we concluded that as of December 31, 2007, Sypris’ internal control over financial reporting is effective based on these criteria.

Ernst & Young LLP, our independent auditors and a registered public accounting firm, has audited and reported on the consolidated financial statements of Sypris Solutions, Inc. and on the effectiveness of our internal controls over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sypris Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sypris Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sypris Solutions, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 6, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statements schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”. As further discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 6, 2008

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Years ended December 31,
	2007	2006	2005
Net revenue:
Outsourced services	$354,215	$429,977	$446,232
Products	81,700	67,687	76,534

Total net revenue	435,915	497,664	522,766
Cost of sales:
Outsourced services	327,089	407,483	418,148
Products	69,030	49,091	53,280

Total cost of sales	396,119	456,574	471,428

Gross profit	39,796	41,090	51,338
Selling, general and administrative	40,517	37,107	35,669
Research and development	2,821	1,988	2,833
Amortization of intangible assets	527	645	614
Nonrecurring (income) expense, net	(3,246)	1,485	—

Operating (loss) income	(823)	(135)	12,222
Interest expense, net	3,685	3,708	5,979
Other (income) expense, net	31	(387)	(1,325)

(Loss) income before income taxes	(4,539)	(3,456)	7,568
Income tax (benefit) expense	(2,400)	(2,094)	2,247

Net (loss) income	$(2,139)	$(1,362)	$5,321

(Loss) earnings per common share:
Basic	$(0.12)	$(0.08)	$0.30
Diluted	$(0.12)	$(0.08)	$0.29
Cash dividends per common share	$0.12	$0.12	$0.12
Shares used in computing (loss) earnings per common share:
Basic	18,231	18,079	18,016
Diluted	18,231	18,079	18,323

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,622	$32,400
Restricted cash	883	1,002
Accounts receivable, net	59,067	59,876
Inventory, net	71,789	74,146
Other current assets	107,132	34,014

Total current assets	253,493	201,438
Property, plant and equipment, net	137,104	155,341
Goodwill	14,277	14,277
Other assets	17,186	7,977

Total assets	$422,060	$379,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,119	$76,291
Accrued liabilities	41,933	19,430
Current portion of long-term debt	5,000	5,000

Total current liabilities	101,052	100,721
Long-term debt	60,000	55,000
Other liabilities	53,529	13,426

Total liabilities	214,581	169,147
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 19,205,247 shares issued and 19,078,440 outstanding in 2007 and 18,342,243 shares issued and 18,338,484 outstanding in 2006	192	183
Additional paid-in capital	146,025	143,537
Retained earnings	65,402	69,816
Accumulated other comprehensive loss	(3,943)	(3,634)
Treasury stock, 126,807 and 3,759 shares in 2007 and 2006, respectively	(197)	(16)

Total stockholders’ equity	207,479	209,886

Total liabilities and stockholders’ equity	$422,060	$379,033

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,139)	$(1,362)	$5,321
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	29,386	28,782	25,909
Deferred income taxes	(15,373)	(5,079)	(1,091)
Provision for excess and obsolete inventory	1,322	836	739
Provision for doubtful accounts	(132)	437	607
Noncash compensation	1,363	1,034	219
Other noncash (gains) charges, net	(15,758)	142	123
Contributions to pension plans	(392)	(1,122)	(79)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,059)	35,112	8,595
Inventory	5,964	5,123	11,555
Other current assets	(2,684)	(7,113)	3,363
Accounts payable	(16,769)	35	15,119
Accrued and other liabilities	10,767	(4,019)	2,208

Net cash (used in) provided by operating activities	(10,504)	52,806	72,588

Cash flows from investing activities:
Capital expenditures	(10,155)	(10,326)	(36,264)
Proceeds from sale of assets	224	92	649
Changes in nonoperating assets and liabilities	542	(87)	(28)

Net cash used in investing activities	(9,389)	(10,321)	(35,643)

Cash flows from financing activities:
Net increase (decrease) in debt under revolving credit agreements	30,000	(20,000)	(37,000)
Payments on Senior Notes	(25,000)	—	—
Debt modification costs	(885)	(248)	(597)
Cash dividends paid	(2,264)	(2,193)	(2,164)
Proceeds from issuance of common stock, net	264	296	816

Net cash provided by (used in) financing activities	2,115	(22,145)	(38,945)

Net (decrease) increase in cash and cash equivalents	(17,778)	20,340	(2,000)
Cash and cash equivalents at beginning of year	32,400	12,060	14,060

Cash and cash equivalents at end of year	$14,622	$32,400	$12,060

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock
January 1, 2005 balance	17,920,500	$179	$140,898	$70,227	$(2,365)	$—

Net income	—	—	—	5,321	—	—
Adjustment in minimum pension liability, net of tax of $132	—	—	—	—	(208)	—
Foreign currency translation gain	—	—	—	—	639	—

Comprehensive income	—	—	—	5,321	431	—

Cash dividends, $0.12 per common share	—	—	—	(2,173)	—	—
Restricted common stock grant	127,500	2	(2)	—	—	—
Noncash compensation	—	—	219	—	—	—
Issuance of shares under Employee Stock Purchase Plan	36,177	—	350	—	—	—
Exercise of stock options	81,481	1	465	—	—	—
Stock option tax benefit	—	—	181	—	—	—

December 31, 2005 balance	18,165,658	182	142,111	73,375	(1,934)	—

Net loss	—	—	—	(1,362)	—	—
Adjustment in minimum pension liability, net of tax of $578	—	—	—	—	823	—
Foreign currency translation loss	—	—	—	—	(549)	—

Comprehensive (loss) income	—	—	—	(1,362)	274	—

Adoption of SFAS No. 158, net of $1,386 of tax	—	—	—	—	(1,974)	—
Cash dividends, $0.12 per common share	—	—	—	(2,197)	—	—
Restricted common stock grant	112,000	1	—	—	—	—
Noncash compensation	—	—	1,034	—	—	—
Exercise of stock options	64,585	—	311	—	—	—
Treasury stock	(3,759)	—	—	—	—	(16)
Stock option tax benefit	—	—	81	—	—	—

December 31, 2006 balance	18,338,484	183	143,537	69,816	(3,634)	(16)

Net loss	—	—	—	(2,139)	—	—
Employee benefit related, net of tax of $241	—	—	—	—	(128)	—
Foreign currency translation loss	—	—	—	—	(181)	—

Comprehensive loss	—	—	—	(2,139)	(309)	—

Cash dividends, $0.12 per common share	—	—	—	(2,287)	—	—
Restricted common stock grant	613,290	6	(6)	—	—	—
Noncash compensation	18,097	—	1,363	12	—	—
Exercise of stock options	71,643	1	445	—	—	—
Treasury stock	(123,048)	—	—	—	—	(181)
Stock option exchange	159,974	2	638	—	—	—
Stock option tax benefit	—	—	48	—	—	—

December 31, 2007 balance	19,078,440	$192	$146,025	$65,402	$(3,943)	$(197)

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Specifically, due to the size and nature of the Company’s aerospace & defense related programs, the estimation of total contract related revenues and cost at completion is subject to a wide range of variables. As contracts may require performance over several accounting periods, formal detailed cost-to-complete estimates are performed and updated monthly. Management’s estimates of costs-to-complete change due to internal and external factors, such as labor rate and efficiency variances, revised estimates of warranty costs, estimated future material prices and customer specification and testing requirement changes. Actual results could differ from those estimates.

Cash Equivalents and Restricted Cash

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased, while restricted cash consists of amounts funded to the Company by a Landlord under a new lease agreement signed in 2006. Under the terms of the lease, the funds are required to be expended on leasehold improvements.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value. Costs for raw materials, work in process and finished goods, excluding contract inventory included in the Electronics Group, is determined under the first-in, first-out method. Indirect inventories, which include perishable tooling, repair parts and other materials consumed in the manufacturing process but not incorporated into finished products are classified as raw materials.

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

Goodwill

Goodwill is tested at least annually for impairment by calculating the estimated fair value of each business with which goodwill is associated. The estimated fair value is determined based on a discounted cash flow basis, which is compared to the carrying value of each applicable business. The Company tested goodwill of $14,277,000 for impairment as of December 31, 2007 and 2006, determining that no impairment loss was necessary. As of December 31, 2007 and 2006, the carrying value of goodwill for the Industrial Group, Aerospace & Defense and the Test & Measurement segments was $440,000, $6,900,000 and $6,937,000, respectively.

Deferred Revenue

Deferred revenue for the Electronics Group is recorded when payments are received in advance of achieving project milestones and is amortized into revenue based on the ratio of costs incurred to our estimate of total costs at completion. Deferred revenue for the Industrial Group is generally associated with the Dana settlement (Note 2) and will be amortized into income on a units-of-production basis over the term of the new supply agreement.

Income Taxes

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. The Company assesses our income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) on

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

January 1, 2007. The impact of the Company’s tax positions reassessment in accordance with the requirements of FIN 48 was not significant. We recognize interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

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

Net revenue under long-term, fixed-price contracts with aerospace & defense companies and agencies of the U.S. Government is recognized using the percentage of completion method, primarily using units-of-delivery as the basis to measure progress toward completing the contract and recognizing revenue. Estimated contract profits are taken into earnings in proportion to recorded sales. Sales under certain long-term fixed-price contracts that specifically provide for milestones are recorded as revenue upon achievement of performance milestones, limited to revenue recognized using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Amounts representing contract change orders or claims are included in revenue when such costs are reliably estimated and realization is probable. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts are charged to earnings when determined to be probable. Gross profit for the years ended December 31, 2007, 2006 and 2005 included charges of $3,674,000, $1,025,000 and $3,878,000, respectively, for costs in excess of expected future contract value.

Revenue recognized under the percentage of completion method of accounting totaled approximately $89,777,000, $72,815,000 and $94,419,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, approximately 90%, 80% and 91%, respectively, of such amount was accounted for based on units of delivery and approximately 10%, 20% and 9%, respectively, was accounted for based on milestones or cost-to-cost.

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2007 and 2006 was $523,000 and $235,000, respectively. The Company’s warranty expense was immaterial in each of the periods presented.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, various departments or agencies of the U.S. Government, and aerospace & defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 52% and 67% of accounts receivable outstanding at December 31, 2007 and 2006, respectively are due from the Company’s four largest customers. More specifically, Dana Corporation (Dana) and ArvinMeritor, Inc. (Arvin Meritor) comprise 21% and 16%, respectively of December 31, 2007 outstanding accounts receivables. Similar amounts at December 31, 2006 were 29% and 30%, respectively.

The Industrial Group’s largest customers for the year ended December 31, 2007 were Dana and ArvinMeritor, which represented approximately 34% and 15%, respectively, of the Company’s total net revenue.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Dana and ArvinMeritor were the Company’s largest customers for the year ended December 31, 2006 which represented approximately 41% and 19%, respectively, of the Company’s total net revenue. Dana and ArvinMeritor were the Company’s largest customers for the year ended December 31, 2005, which represented approximately 39% and 15%, respectively, of the Company’s total net revenue. The Company recognized revenue from contracts with the U.S. Government and its agencies approximating 12%, 8% and 9% of net revenue for the years ended December 31, 2007, 2006 and 2005, respectively. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2007, 2006 or 2005.

Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiary is the Mexican peso. Assets and liabilities are translated at the period end exchange rate, and income and expense items are translated at the period end weighted average exchange rate. The resulting translation adjustments are recorded in comprehensive income (loss) as a separate component of stockholders’ equity. Remeasurement gains or losses for U.S. dollar denominated accounts of the Company’s Mexican subsidiary are included in other income, net.

Collective Bargaining Agreements

Approximately 883 or 41% of the Company’s employees, all of which are in the Industrial Group, are covered by collective bargaining agreements. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 240 employees, or 11% of the Company’s workforce, are subject to renewal in the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement and represent approximately 151 employees, or 7% of the Company’s workforce.

Adoption of Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Specifically, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of the Company’s tax positions reassessment in accordance with the requirements of FIN 48 was not significant.

On September 29, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87. These amounts, noted below, will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting of SFAS No. 158.”

	December 31, 2006
	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	Reported Balance
	(in thousands)
Other assets (pension)	$5,071	$(3,212)	$1,859
Other liabilities (pension)	(3,989)	(148)	(4,137)
Other liabilities (deferred taxes)	1,446	1,307	2,753
Accumulated other comprehensive income (loss)	(3,735)	(3,360)	(7,095)

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, the financial statements for prior periods do not reflect any restated amounts. In accordance with SFAS No. 123(R), the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

As a result, selling general and administrative expense, net loss, basic loss per common share and diluted loss per common share for the year ended December 31, 2006 includes $1,034,000, $646,000, $0.04 and $0.04, respectively related to non-cash compensation expense. Non-cash compensation expense included in selling general and administrative expense, net loss, basic earnings per common share and diluted earnings per common share for 2005 were $219,000, $134,000, $0.01 and $0.01, respectively. No stock-based compensation was capitalized into inventory, or property plant and equipment during 2007, 2006 or 2005. In conjunction with the adoption of SFAS No. 123(R), the Company selected the straight-line amortization method for graded vesting options granted subsequent to January 1, 2006. Prior to that date, the Company used an accelerated method previously required for graded vesting awards.

As permitted by SFAS No. 123, the Company historically accounted for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Had the Company adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 pro forma disclosure below, excluding the impact of the “underwater” option accelerations in 2005. The Company’s pro forma information is as follows (in thousands except per share data):

Year ended December 31, 2005
Net income	$5,321
Pro forma stock-based compensation expense, net of tax	2,597

Pro forma net income	$2,724

Pro forma earnings per common share:
Basic	$0.15
Diluted	$0.15

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Reclassifications

Certain amounts in the Company’s 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

(2)	Dana Bankruptcy

On March 3, 2006 (Filing Date), the Company’s largest customer, Dana, and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Dana’s European, South American, Asia-Pacific, Canadian and Mexican subsidiaries were excluded from the Chapter 11 filing.

On December 6, 2006, an independent arbitrator initially held that Dana had breached certain of its agreements with Sypris by failing to transfer certain volumes of business and by failing to pay the appropriate prices for the volumes that were transferred. As a result, the arbitrator awarded payments to Sypris totaling $1,812,212 plus $146,258 per month on an ongoing basis. On January 29, 2007, this award became final; and accordingly, net revenue in the consolidated statements of operations for the year ended December 31, 2007 includes $2,875,000 pertaining to the arbitration award. On July 24, 2007, the Company announced that its wholly-owned subsidiary, Sypris Technologies, Inc., entered into a comprehensive settlement agreement with Dana to resolve all outstanding disputes between the parties, terminate any further arbitration payments and enter into a new long-term supply contract running through 2014. This settlement was approved by the bankruptcy court on August 7, 2007.

Pursuant to the settlement agreement, Dana and the Company have (i) entered into a new, long-term master supply agreement in lieu of the three prior supply contracts, (ii) exchanged production of certain non-core components, (iii) rebalanced production among Company plants to reduce costs for both parties, and (iv) ceased all litigation with regard to prior contract disputes, including the release of Dana from certain committed but undelivered production volumes and termination of the arbitration payments. In addition, Dana provided the Company with an allowed general unsecured non-priority claim in the amount of $89,900,000, which was recorded by the Company at its estimated fair value of $76,483,000 as of the August 7, 2007 settlement date. At December 31, 2007, this amount is included in other current assets given the Company’s intention, as of that date, to dispose of the investment during the ensuing year.

At December 31, 2007, the Company had deferred $55,772,000 associated with the settlement, of which $12,576,000 is carried in accrued liabilities and $43,196,000 is carried in other liabilities in the consolidated balance sheets. The deferred revenue will be recognized over the term of the new master supply agreement. Approximately $8,911,000 related to the settlement agreement was recognized into revenue, of which $7,634,000 was reflected in gross profit during the year ended December 31, 2007. Approximately $11,798,000 million of the settlement recognized as a non-recurring gain was offset by settlement related charges and professional fees. See Note 20, Subsequent Events, for additional information.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(3)	Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2007	2006
	(in thousands)
Commercial	$48,494	$60,529
U.S. Government	11,168	849

	59,662	61,378
Allowance for doubtful accounts	(595)	(1,502)

	$59,067	$59,876

Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 2007 and 2006, of $9,680,000 and $746,000 respectively.

(4)	Inventory

Inventory consists of the following:

	December 31,
	2007	2006
	(in thousands)
Raw materials, including perishable tooling of $1,129 and $1,276 in 2007 and 2006, respectively	$21,140	$28,885
Work in process	12,815	12,576
Finished goods	7,439	10,129
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	39,936	40,451
Progress payments related to long-term contracts and programs	(2,565)	(11,107)
Reserve for excess and obsolete inventory	(6,976)	(6,788)

	$71,789	$74,146

(5)	Other Current Assets

Other current assets consist of the following:

	December 31,
	2007	2006
	(in thousands)
Dana claim	$76,483	$—
Deferred contract costs	19,341	18,813
Other	11,308	15,201

	$107,132	$34,014

Included in other current assets are prepaid expenses, income taxes refundable, and other items, none of which exceed 5% of total current assets.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(6)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2007	2006
	(in thousands)
Land and land improvements	$5,420	$5,408
Buildings and building improvements	38,498	37,304
Machinery, equipment, furniture and fixtures	259,614	252,174
Construction in progress	3,661	4,408

	307,193	299,294
Accumulated depreciation	(170,089)	(143,953)

	$137,104	$155,341

Depreciation expense totaled approximately $28,384,000, $27,819,000 and $25,295,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, there were capital expenditures of approximately $976,000 and $334,000 included in accounts payable at December 31, 2007 and 2006, respectively.

(7)	Other Assets

Other assets consist of the following:

	December 31,
	2007	2006
	(in thousands)
Intangible assets:
Gross carrying value:
Industrial Group	$800	$3,407
Aerospace & Defense	920	920
Test & Measurement	872	720

Electronics Group	1,792	1,640

Total gross carrying value	2,592	5,047
Accumulated amortization:
Industrial Group	(326)	(1,398)
Aerospace & Defense	(502)	(424)
Test & Measurement	(872)	(699)

Electronics Group	(1,373)	(1,123)

Total accumulated amortization	(1,700)	(2,521)

Intangible assets, net	892	2,526
Prepaid benefit cost	2,351	2,015
Other	13,943	3,436

	$17,186	$7,977

Intangible assets consist primarily of long-term supply agreements in the Industrial Group and non-compete and royalty agreements in both segments of the Electronics Group. The weighted average amortization period for intangible assets was 9 years and 8 years at December 31, 2007 and 2006, respectively. Other includes deferred tax assets of $10,285,000 resulting primarily from the Dana settlement agreement and unamortized loan costs for the Revolving Credit Agreement and Senior Notes of approximately $542,000 and $813,000, respectively, at December 31, 2007. Unamortized loan costs at December 31, 2006 were $512,000 and $451,000, respectively. Amortization

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

expense for intangible assets and loan costs is expected to be $713,000, $599,000, $345,000, $314,000, and $282,000 in each of the five fiscal years subsequent to December 31, 2007, respectively.

(8)	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2007	2006
	(in thousands)
Salaries, wages, employment taxes and withholdings	$2,562	$2,248
Employee benefit plans	4,179	3,827
Income, property and other taxes	11,595	2,437
Deferred revenue	17,476	4,386
Other	6,121	6,532

	$41,933	$19,430

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities. Deferred revenue at December 31, 2007 includes $10,878,000 related to the Dana settlement agreement.

(9)	Other Liabilities

Other liabilities consist of the following:

	December 31,
	2007	2006
	(in thousands)
Deferred revenue	$43,196	$—
Deferred tax liability	6,195	8,330
Other	4,138	5,096

	$53,529	$13,426

Included in other liabilities are pension liabilities and other items, none of which exceed 5% of total liabilities. The balance of deferred revenue at December 31, 2007 relates to components of the Dana settlement agreement, which will be amortized through 2014.

(10)	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2007	2006
	(in thousands)
Revolving Credit Agreement	$35,000	$5,000
Senior notes	30,000	55,000

	65,000	60,000
Less current portion	(5,000)	(5,000)

	$60,000	$55,000

In April 2007, the Company’s Revolving Credit Agreement was amended and restated to: i) limit total borrowings at $50,000,000, with $50,000,000 of additional borrowings available upon lead bank approval, ii) extend

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

the Credit Agreement through October 2009, iii) revise certain financial covenants, iv) increase the Company’s interest rate structure, and v) add a security interest in the Company’s accounts receivable, inventory and equipment. Other terms of the Revolving Credit Agreement remained substantially unchanged.

The Company also amended the Senior Notes in April 2007 to enable a portion of their repayment, revise certain financial covenants, modify the June 30, 2014 principal payment to June 30, 2012, increase the Company’s fixed interest rates and among other things, add a security interest in the Company’s accounts receivable, inventory and equipment. Other terms of the Senior Notes remained substantially unchanged. The Company paid $25,000,000 on the Senior Notes in April 2007.

After the aforementioned modifications, the Company’s principal commitment under the Revolving Credit Agreement is due in 2009, while the Company’s principal commitment under the Senior Notes consist of $4,100,000 of notes due in 2009 bearing interest at 7.25%, $15,000,000 of notes due in 2011 bearing interest at 7.45% and $10,900,000 due in 2012 bearing interest at 7.55%. Current maturities of long-term debt represent amounts due under a short-term borrowing arrangement included in the Revolving Credit Agreement.

At December 31, 2007, the Company had total availability for borrowings and letters of credit under the Revolving Credit Agreement of $15,000,000 along with an unrestricted cash balance of $14,622,000, which provides for total cash and borrowing capacity of $29,622,000. Approximately $2,523,000 of the unrestricted cash balance relates to our Mexican subsidiaries. On September 13, 2005, the Company signed a collateral sharing agreement which pledged 65% of the stock in our Mexico subsidiary as collateral under the Credit Agreement. Standby letters of credit up to a maximum of $15,000,000 may be issued under the Revolving Credit Agreement of which $1,913,000 and $1,720,000 were issued at December 31, 2007 and 2006, respectively.

Under the terms of the amended Revolving Credit Agreement, interest rates are determined at the time of borrowing and are based on the London Interbank Offered Rate plus a margin of 1.25% to 3.50%; or the greater of the prime rate or the federal funds rate plus 0.50%, plus a margin up to 1.00%. The Company also pays a fee of 0.20% to 0.50% on the unused portion of the aggregate commitment. The margins applied to the respective interest rates and the commitment fee are adjusted quarterly and are based on the Company’s ratio of net funded debt to earnings before interest, taxes, depreciation and amortization.

The Revolving Credit Agreement and Senior Notes contain customary affirmative and negative covenants, including financial covenants requiring the maintenance of interest coverage and leverage ratios and minimum levels of net worth. As of December 31, 2007, the Company was in compliance with all covenants.

The weighted average interest rate for outstanding borrowings at December 31, 2007 was 7.2%. The weighted average interest rates for borrowings during the years ended December 31, 2007, 2006 and 2005 were 6.7%, 5.5% and 5.2% respectively. Interest incurred, net of amounts capitalized, during the years ended December 31, 2007, 2006 and 2005 totaled approximately $4,240,000, $4,275,000 and $6,279,000, respectively. The Company had no capitalized interest in 2007 or 2006. Capitalized interest for the year ended December 31, 2005 approximated $328,000. Interest paid during the years ended December 31, 2007, 2006 and 2005 totaled approximately $5,718,000, $3,843,000 and $$6,541,000, respectively.

(11)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The fair value for the Senior Notes exceeded the carrying value by approximately $1,274,000 at December 31, 2007. The carrying amount of debt outstanding at December 31, 2007 and 2006 under the Credit Agreement approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As discussed in Note 2, the Company’s allowed general unsecured non-priority claim of $89,900,000 provided by Dana in connection with the August 7, 2007 settlement was recorded at its estimated fair value of $76,483,000 at that date. The Company’s estimate of fair value for this asset at December 31, 2007 had not changed. See Note 20, Subsequent Events, for further information regarding Dana’s emergence from bankruptcy in 2008 and the Company’s receipt of Dana common stock.

(12)	Employee Benefit Plans

The Industrial Group sponsors noncontributory defined benefit pension plans (the Pension Plans) covering certain of its employees. The Pension Plans covering salaried and management employees provide pension benefits that are based on the employees’ highest five-year average compensation within ten years before retirement. The Pension Plans covering hourly employees and union members generally provide benefits at stated amounts for each year of service. All of the Company’s pension plans are frozen to new participants and certain plans are frozen to additional benefit accruals. The Company’s funding policy is to make the minimum annual contributions required by the applicable regulations. The Pension Plans’ assets are primarily invested in equity securities and fixed income securities. The following table details the components of pension (income) expense:

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Service cost	$93	$98	$105
Interest cost on projected benefit obligation	2,161	2,152	2,202
Net amortizations and deferrals	168	439	503
Expected return on plan assets	(3,103)	(2,791)	(2,722)

	$(681)	$(102)	$88

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans:

	December 31,
	2007	2006
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$41,111	$40,407
Service cost	93	98
Interest cost	2,161	2,152
Actuarial loss	41	546
Benefits paid	(2,199)	(2,092)

Benefit obligation at end of year	$41,207	$41,111

Change in plan assets:
Fair value of plan assets at beginning of year	$38,833	$34,383
Actual return on plan assets	3,612	5,420
Company contributions	391	1,122
Benefits paid	(2,199)	(2,092)

Fair value of plan assets at end of year	$40,637	$38,833

Underfunded status of the plans	$(570)	$(2,278)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2007	2006
	(in thousands)
Balance sheet assets (liabilities):
Other assets	$2,351	$1,859
Other liabilities	(2,920)	(4,137)
Accumulated other comprehensive loss	6,458	7,095

Net amount recognized	$5,889	$4,817

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$25,738	$25,599
Accumulated benefit obligation	25,583	25,452
Fair value of plan assets	22,818	21,462

Projected benefit obligation and net periodic pension cost assumptions:
Discount rate	5.80%	5.50%
Rate of compensation increase	4.00	4.00
Expected long-term rate of return on plan assets	8.25	8.25

Weighted average asset allocation:
Equity securities	60%	65%
Debt securities	40	35

Total	100%	100%

The Company uses November 30 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2008 ranges from $100,000 to $500,000. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2007 and 2006 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 55-65% and fixed income securities ranging 35-45% of total investments.

Accumulated other comprehensive loss at December 31, 2007 includes the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $392,000 and unrecognized actuarial losses $6,850,000. The prior service credit and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2008 is $78,000 and $188,000, respectively.

At December 31, 2007, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2008	$2,677
2009	2,809
2010	2,916
2011	3,012
2012	3,145
2013-2017	16,108

$30,667

The Company sponsors a defined contribution plan (the Defined Contribution Plan) for substantially all employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions and provide discretionary contributions. Contributions to the Defined Contribution Plan in 2007, 2006 and 2005 totaled approximately $2,332,000, $2,142,000 and $2,543,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company has self-insured medical plans (the Medical Plans) covering substantially all domestic employees. The number of employees participating in the Medical Plans was approximately 1,522, 1,700 and 1,853 at December 31, 2007, 2006 and 2005, respectively. The Medical Plans limit the Company’s annual obligations to fund claims to specified amounts per participant. The Company is adequately insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2007, 2006 and 2005, the Company charged approximately $14,424,000, $14,245,000 and $10,694,000, respectively, to operations related to medical claims incurred and estimated, reinsurance premiums, and administrative costs for the Medical Plans.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans related to continuing operations totaled approximately $160,000, $177,000 and $160,000 in 2007, 2006 and 2005, respectively. The aggregate benefit plan assets and accumulated benefit obligation of these plans are not significant.

(13)	Commitments and Contingencies

The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007 are as follows (in thousands):

2008	$7,323
2009	5,981
2010	3,053
2011	2,700
2012	2,560
2013 and thereafter	7,253

$28,870

Rent expense for the years ended December 31, 2007, 2006 and 2005 totaled approximately $9,083,000 $8,362,000 and $8,377,000, respectively.

As of December 31, 2007, the Company had outstanding purchase commitments of approximately $38,425,000 primarily for the acquisition of inventory and manufacturing equipment.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(14)	Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of performance-based stock options (Target Options), restricted shares, and stock options. A total of 3,000,000 shares of common stock were reserved for issuance under the 2004 equity plan. The aggregate number of shares available for future grant as of December 31, 2007 and 2006 was 1,479,043 and 2,033,271, respectively.

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

Fair value for restricted shares is equal to the stock price on the date of grant. The fair values of Target Options were determined by a third party valuation firm using a Monte-Carlo Simulation Model, while the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical Company and industry data to estimate the expected price volatility, the expected option life, the expected forfeiture rate and the expected dividend yield. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Years ended December 31,
	2007	2006	2005
Expected life (years)	3.1	5.3	5.8
Expected volatility	48.5%	48.0%	53.0%
Risk-free interest rates	4.58%	4.81%	4.12%
Expected dividend yield	1.77%	1.26%	1.06%

On May 14, 2007 the Company offered eligible participants, including executive officers and directors of the Company, the opportunity to surrender certain vested outstanding, unexercised stock options which have exercise prices greater than $7.90 per share in exchange for shares of common stock or new options to acquire common stock with an exercise price of $7.90 per share, pursuant to the 2004 Equity Plan. Participants could participate in the offer if they remained employed through June 13, 2007, the date on which the Company canceled eligible options under the offer. At the participant’s election, the participant could exchange all of the eligible options owned by such participant for either (i) shares of common stock having a fair value equivalent to the fair value of each such eligible option, or (ii) new options to purchase shares of Sypris common stock having a fair value equivalent to the fair value of each such eligible option.

The ratio of shares subject to eligible options cancelled to common stock and new options issued was calculated using the Black-Scholes Merton Valuation Model. If a participant elected to exchange any eligible options, he or she also surrendered any Target Options granted under any Sypris equity plan. Each share of common

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

stock and new option granted with respect to an exchanged option was fully vested. All new options are exercisable through May 14, 2011 unless earlier forfeited.

Pursuant to the Exchange Offer and in exchange for the options surrendered, the Company issued 159,974 shares of common stock and 374,529 options to purchase common stock. Additionally, participants surrendered 150,500 Target Options under the program, which represented all remaining Target Options outstanding at the date of exchange.

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

A summary of the restricted stock activity is as follows (excluding performance restricted stock):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2007	192,000	$11.72
Granted	370,243	6.87
Forfeited	(68,438)	8.24

Nonvested shares at December 31, 2007	493,805	$8.57

The total fair value of shares vested during 2006 was $42,000. No shares vested during 2007 or 2005. In conjunction with the vesting of restricted shares and payment of taxes thereon, the Company received into treasury 2,259 restricted shares at $7.06 per share, the closing market price on the date the restricted stock vested. Such repurchased shares are presented as treasury stock in the stockholders’ equity section of the consolidated balance sheet.

A summary of the performance restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2007	40,000	$11.83
Granted	243,047	6.11
Forfeited	(32,820)	6.11

Nonvested shares at December 31, 2007	250,227	$7.02

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes option activity for the year ended December 31, 2007:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,303,317	$10.08
Granted	403,529	7.85
Exchanged	(1,101,655)	11.93
Forfeited	(111,811)	9.32
Expired	(136,192)	7.74
Exercised	(75,748)	6.29

Outstanding at December 31, 2007	1,281,440	$8.33	3.09	$81,716

Exercisable at December 31, 2007	1,000,690	$8.11	2.83	$81,166

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the year ended December 31, 2007, 2006 and 2005 was $2.66, $4.13 and $5.65 per share, respectively. The total intrinsic value of options exercised was $145,000, $284,000 and $476,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, there was $2,853,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of option shares vested was $1,556,000, $1,020,000 and $7,958,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

(15)	Stockholders’ Equity

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

As of December 31, 2007, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in connection with the adoption of the stockholder rights plan. There are no shares of Series A Preferred Stock currently outstanding. The holders of Series A Preferred Stock will have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company’s dissolution. The shares of Series A Preferred Stock shall not be redeemable. However, the Company may purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

Cumulative losses recorded in other comprehensive loss for adjustments in the minimum pension liability, net of tax, totaled $4,470,000, $4,342,000 and $3,191,000 at December 31, 2007, 2006 and 2005, respectively. Other comprehensive loss also included cumulative foreign currency translation gains of $527,000, $708,000 and $1,257,000 at December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2005, other income, net includes foreign currency remeasurement gains of $106,000, $102,000 and $871,000, respectively.

(16)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of (loss) income before taxes are as follows:

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Domestic	$(6,960)	$(11,560)	$579
Foreign	2,421	8,104	6,989

	$(4,539)	$(3,456)	$7,568

The components of income tax (benefit) expense are as follows:

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Current:
Federal	$601	$(214)	$661
State	175	320	23
Foreign	12,197	2,879	2,654

Total current income tax expense	12,973	2,985	3,338

Deferred:
Federal	(3,202)	(3,830)	(519)
State	(734)	(720)	6
Foreign	(11,437)	(529)	(578)

Total deferred income tax benefit	(15,373)	(5,079)	(1,091)

	$(2,400)	$(2,094)	$2,247

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. Federal and state income taxes paid in the U.S. during 2007, 2006 and 2005 totaled approximately $123,000, $546,000 and $465,000, respectively. Foreign income taxes paid during 2007, 2006 and 2005 totaled approximately $2,542,000, $4,536,000 and $801,000, respectively. The Company received approximately $614,000, $1,365,000 and $4,266,000 in federal income tax refunds during 2007, 2006 and 2005, respectively. At December 31, 2007, the Company had approximately $9,454,000 of federal net operating loss carryforwards available to offset federal taxable income, which will expire on December 31, 2026. At December 31, 2007, the Company had approximately $12,705,000 of state net operating loss carryforwards available to offset future state taxable income. Such carryforwards reflect income tax losses incurred (in thousands) which will expire on December 31 of the following years:

2009	$1,918
2010	560
2011	5,999
2018	464
2026	627
2027	3,137

$12,705

The following is a reconciliation of income tax (benefit) expense to that computed by applying the federal statutory rate to (loss) income before income taxes:

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Federal tax at the statutory rate	$(1,589)	$(1,209)	$2,573
Current year permanent differences	91	156	150
State income taxes, net of federal tax benefit	(167)	(137)	23
Change in estimate of tax contingencies	(104)	(402)	(200)
Change in estimate of blended tax rate	—	—	144
Research tax credits	—	100	(100)
Effect of tax rates of foreign subsidiaries	(88)	(486)	(300)
Provision to return reconciliation and other	(543)	(116)	(43)

	$(2,400)	$(2,094)	$2,247

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred income tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Compensation and benefit accruals	$1,712	$1,094
Inventory valuation	3,225	2,990
Federal and State net operating loss carryforwards	4,535	6,835
Deferred revenue	4,428	—
Accounts receivable allowance	231	584
Foreign deferred revenue and other provisions	11,360	339
AMT credits	395	232
Other	—	309

Total deferred tax assets	25,886	12,383

Deferred tax liabilities:
Depreciation	(14,145)	(15,544)
Defined benefit pension plan	(348)	—
Contract provisions	(280)	(525)
Other	(446)	(209)

Total deferred tax liabilities	(15,219)	(16,278)

Net deferred tax asset (liability)	$10,667	$(3,895)

The Company’s net deferred tax asset is primarily attributable to Mexico. The Company has been profitable in Mexico in the past and anticipates continuing profitability in the future.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Specifically, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of the Company’s tax positions reassessment in accordance with the requirements of FIN 48 was not significant.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2007	$1,030
Increases based on tax positions prior to 2007	8
Decreases based on tax positions prior to 2007	(91)
Increases in tax positions related to 2007	4
Lapse in statute of limitations	(86)

Unrecognized tax benefits at December 31, 2007	$865

If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire balance at December 31, 2007 would reduce the Company’s effective tax rate. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 2008. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007 and 2006, the Company had accrued approximately $331,000 and

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

$270,000, respectively, for the payment of tax-related interest and penalties. The liability for uncertain tax positions including interest and penalties is carried in accrued liabilities in the consolidated balance sheets.

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

The American Jobs Creation Act of 2004 (the Act), which was signed into law on October 22, 2004, introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. The FASB issued Staff Position No. FAS 109-2 in December 2004, which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act. The Company has considered the implications of the Act on the repatriation of certain foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries. The Company did not repatriate earnings under the Act in fiscal 2007 or 2006 because it intends to indefinitely reinvest foreign earnings outside the U.S., and has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries ($14,841,000 at December 31, 2007) that might be payable if these earnings were repatriated. However, the Company believes that U.S. foreign tax credits would, for the most part, eliminate any additional U.S. tax.

(17)	(Loss) Earnings Per Common Share

Basic (loss) earnings per common share is calculated by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted (loss) earnings per common share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

The following table presents information necessary to calculate (loss) earnings per common share:

	Years ended December 31,
	2007	2006	2005
	(in thousands, except for per share data)
Shares outstanding:
Weighted average shares outstanding	18,231	18,079	18,016
Effect of dilutive employee stock options	—	—	307

Adjusted weighted average shares outstanding and assumed conversions	18,231	18,079	18,323

Net (loss) income applicable to common stock	$(2,139)	$(1,362)	$5,321

(Loss) earnings per common share:
Basic	$(0.12)	$(0.08)	$0.30

Diluted	$(0.12)	$(0.08)	$0.29

Weighted average anti-dilutive options outstanding excluded from diluted earnings per common share were 508,000 at December 31, 2005.

(18)	Segment Information

The Company is organized into two business groups, the Industrial Group and the Electronics Group. The Industrial Group is one reportable business segment, while the Electronics Group includes two reportable business segments, Aerospace & Defense and Test & Measurement. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies, and workforce skills of the

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

segments. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. The Aerospace & Defense reportable segment provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems. The Test & Measurement reportable segment provides a wide range of technical services for a diversified customer base as an outsourced service provider and manufactures magnetic instruments, current sensors, and other electronic products. Revenue derived from outsourced services for the Industrial Group accounted for 60%, 70% and 67% of total net revenue in 2007, 2006 and 2005, respectively. Revenue derived from outsourced services for the Aerospace & Defense reportable segment accounted for 11%, 8% and 11% of total net revenue in 2007, 2006 and 2005, respectively. Revenue derived from outsourced services for the Test & Measurement reportable segment accounted for 11%, 8% and 8% of total net revenue in 2007, 2006 and 2005, respectively. There was no intersegment net revenue recognized for any year presented.

The following table presents financial information for the reportable segments of the Company:

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Net revenue from unaffiliated customers:
Industrial Group	$279,082	$364,570	$359,602
Aerospace & Defense	104,505	87,491	115,863
Test & Measurement	52,328	45,603	47,301

Electronics Group	156,833	133,094	163,164

	$435,915	$497,664	$522,766

Gross profit:
Industrial Group	$17,590	$17,676	$22,916
Aerospace & Defense	9,009	13,659	17,496
Test & Measurement	13,197	9,755	10,926

Electronics Group	22,206	23,414	28,422

	$39,796	$41,090	$51,338

Nonrecurring (income) expense, net:
Industrial Group	$(5,874)	$—	$—
General, corporate and other	2,628	1,485	—

	$(3,246)	$1,485	$—

Operating (loss) income:
Industrial Group	$13,731	$7,849	$14,014
Aerospace & Defense	(4,512)	489	4,305
Test & Measurement	2,014	(94)	354

Electronics Group	(2,498)	395	4,659
General, corporate and other	(12,056)	(8,379)	(6,451)

	$(823)	$(135)	$12,222

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Total assets:
Industrial Group	$264,182	$227,358	$278,967
Aerospace & Defense	108,189	89,433	83,443
Test & Measurement	30,337	30,772	33,631

Electronics Group	138,526	120,205	117,074
General, corporate and other	19,352	31,470	21,583

	$422,060	$379,033	$417,624

Depreciation and amortization:
Industrial Group	$20,139	$18,639	$16,045
Aerospace & Defense	4,358	5,096	5,642
Test & Measurement	4,132	4,422	3,963

Electronics Group	8,490	9,518	9,605
General, corporate and other	757	625	259

	$29,386	$28,782	$25,909

Capital expenditures:
Industrial Group	$5,767	$5,167	$28,391
Aerospace & Defense	1,354	2,233	2,889
Test & Measurement	3,012	2,764	4,366

Electronics Group	4,366	4,997	7,255
General, corporate and other	22	162	618

	$10,155	$10,326	$36,264

The Company’s export sales from the U.S. totaled $24,976,000, $44,963,000 and $47,622,000 in 2007, 2006 and 2005, respectively. Approximately $53,552,000, $86,166,000 and $68,671,000 of net revenue in 2007, 2006 and 2005, respectively, and $29,027,000, $29,774,000 and $32,304,000 of long lived assets at December 31, 2007, 2006 and 2005, respectively, relate to the Company’s international operations.

(19)	Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the consolidated statements of operations by quarter for the years ended December 31, 2007 and 2006:

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except for per share data)
Net revenue	$111,439	$116,247	$104,520	$103,709	$129,997	$132,233	$125,955	$109,479
Gross profit	12,007	7,701	10,472	9,616	12,619	10,434	10,236	7,801
Operating income (loss)	262	(3,200)	4,201	(2,086)	2,207	273	(529)	(2,086)
Net (loss) income	(245)	(2,301)	2,637	(2,230)	857	(444)	(802)	(973)
(Loss) earnings per common share:
Basic	$(0.01)	$(0.13)	$0.14	$(0.12)	$0.05	$(0.02)	$(0.04)	$(0.05)
Diluted	$(0.01)	$(0.13)	$0.14	$(0.12)	$0.05	$(0.02)	$(0.04)	$(0.05)
Cash dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(20)	Subsequent Events

On December 12, 2007 the bankruptcy court approved Dana’s plan of reorganization. Pursuant to the terms included therein, the Company became entitled to receive an initial distribution of 3,090,408 shares of common stock in Dana Holding Corporation (DAN), the right to participate in additional distributions of reserved shares of common stock of DAN if certain disputed matters are ultimately resolved for less than DAN’s current reserves for those matters (presently estimated by the Company to be 300,000 to 500,000 shares to be received by the Company in 2008 and 2009) and the right to receive cash of approximately $6,300,000 by mid-March, 2008, depending on various factors in the administration of Dana’s bankruptcy estate. Dana emerged from bankruptcy on January 31, 2008, and on February 1, 2008, the newly issued shares of Dana Holding Corporation began trading on the New York Stock Exchange under the ticker symbol “DAN”. The closing market price for DAN common stock on March 5, 2008 was $11.80 per share.

Upon receipt of the shares in February 2008, the Company will account for its common stock in Dana in accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). The Company will account for its shares in Dana as available-for-sale securities in accordance with SFAS No. 115 with associated unrealized holding gains or losses reported as a component of other comprehensive income/(loss), subject to an impairment analysis. Any decline in value deemed to be other than temporary will result in a charge to earnings.

The Company believes that the price for Dana’s common stock at March 5, 2008 is temporarily depressed. A number of market issues including sub-prime lending issues, tightening credit markets and recession concerns have driven market prices down in recent months. A substantial portion of the current owners of DAN stock are contractually restricted from trading those shares for at least six months after the confirmation date and many equity mutual funds are restricted from purchasing stock in businesses that have recently emerged from bankruptcy. The automotive sector has been under considerable scrutiny due to bankruptcies and significant losses recorded by major companies within the sector. The Company believes that these negative factors will begin to improve during 2008 and it possesses the ability and intent to hold its shares of Dana common stock until a full recovery of the current carrying value occurs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the CEO) and the Chief Financial Officer (the CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The management of Sypris Solutions, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included in Part II, Item 8 of this Form 10-K. Additionally, Ernst & Young LLP, our independent auditors and a registered public accounting firm, has issued a report on Sypris Solutions, Inc.’s internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Governance of the Company – Compensation of Directors,” “Governance of the Company – Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2007,” “Outstanding Equity Awards at Fiscal Year-End 2007,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference from the section of the Company’s Proxy Statement titled “Stock Ownership of Certain Beneficial Owners” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	1,281,440	(1)	$8.33	(2)	1,479,043	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—		—
Total	1,281,440		$8.33		1,479,043

(1)

Consists of (a) 452,695 outstanding options under the 1994 Stock Option Plan for Key Employees (“1994 Key Plan”), which Plan expired on October 27, 2004, (b) 238,642 outstanding options under the 1994 Independent Directors’ Stock Option Plan, which Plan expired on October 27, 2004, and (c) 590,103 outstanding options under the 2004 Equity Plan.

(2)	Shares remaining available for issuance under the 2004 Equity Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the sections of the Company’s Proxy Statement titled “Governance of the Company –Transactions with Related Persons,” “Governance of the Company – Certain Employees,” and “Governance of the Company – Independence” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

10.6.10

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

10.6.11

2007A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated September 17, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

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

10.7.3

Third Amendment to the Note Purchase Agreement dated as of April 6, 2007 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and The Guardian Life Insurance Company Of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 11, 2007(Commission File No. 000-24020))

10.7.4	Security Interest Agreement dated April 6, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 11, 2007(Commission File No. 000-24020)).

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

Exhibit Number	Description
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

10.8.2

Agreement related to Fifth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 12, 2006, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 filed on March 14, 2007 (Commission File No. 000-24020)).

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

10.16*

Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on February 20, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 filed on March 14, 2007 (Commission File No. 000-24020)).

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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.40*

Form of Four-year Restricted Stock Award Agreement for Grants to Executive Officers and Terms of Awards Under the 2007 Special Incentive Executive Award Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 17, 2007 (Commission File No. 000-24020)).

10.41*	Form of Refund Agreement to Award Cash Incentive Grants (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 17, 2007 (Commission File No. 000-24020)).

10.42*

Form of Standard Terms of Executive Awards Granted Under the 2007 Stock Option Exchange Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2007 (Commission File No. 000-24020)).

10.43*

Form of 3-4-5 Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees, Amends and Replaces Exhibit 10.24, Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K Filed on March 3, 2005 (Commission File No. 000-24020)) (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 8, 2007 (Commission File No. 000-24020)).

10.44

Redacted copy of Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

10.45

Redacted copy of Supply Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2008.

SYPRIS SOLUTIONS, INC.
(Registrant)

/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2008:

/s/ Robert E. Gill (Robert E. Gill)	Chairman of the Board

/s/ Jeffrey T. Gill (Jeffrey T. Gill)	President, Chief Executive Officer and Director

/s/ T. Scott Hatton (T. Scott Hatton)	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ M. Glen French (M. Glen French)	Controller (Principal Accounting Officer)

/s/ John F. Brinkley (John F. Brinkley)	Director

/s/ William G. Ferko (William G. Ferko)	Director

/s/ R. Scott Gill (R. Scott Gill)	Director

/s/ William L. Healey (William L. Healey)	Director

/s/ Sidney R. Petersen (Sidney R. Petersen)	Director

/s/ Robert Sroka (Robert Sroka)	Director

SCHEDULE II

SYPRIS SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:

Year ended December 31, 2007	$1,502	$(132)	$—	$(775	)(1)	$595

Year ended December 31, 2006	$1,898	$437	$—	$(833	)(1)	$1,502

Year ended December 31, 2005	$1,697	$607	$—	$(406	)(1)	$1,898

Reserve for inactive, obsolete and unsalable inventory:

Year ended December 31, 2007	$6,788	$1,322	$—	$(1,134	)(2)	$6,976

Year ended December 31, 2006	$6,342	$836	$—	$(390	)(2)	$6,788

Year ended December 31, 2005	$5,902	$739	$—	$(299	)(2)	$6,342

(1)	Uncollectible accounts written off.
(2)	Inactive, obsolete and unsalable inventory written off.