Form 10-Q
period 2008-03-30
SYPRIS SOLUTIONS INC
filed 2008-04-30
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 30, 2008

OR

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer             ☒  Accelerated filer             ☐  Non-accelerated filer             ☐   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 25, 2008, the Registrant had 19,367,137 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended
	March 30, 2008	April 1, 2007
	(Unaudited)
Net revenue:
Outsourced services	$88,672	$95,006
Products	17,590	16,433

Total net revenue	106,262	111,439
Cost of sales:
Outsourced services	80,313	86,249
Products	13,221	13,183

Total cost of sales	93,534	99,432

Gross profit	12,728	12,007
Selling, general and administrative	10,154	10,596
Research and development	995	679
Amortization of intangible assets	71	164
Nonrecurring expense	—	306

Operating income	1,508	262
Interest expense, net	952	719
Other expense (income), net	8	(20)

Income (loss) before income taxes	548	(437)
Income tax expense (benefit)	163	(192)

Net income (loss)	$385	$(245)

Earnings (loss) per common share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)
Dividends declared per common share	$0.03	$0.03
Weighted average shares outstanding:
Basic	18,342	18,107
Diluted	18,372	18,107

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 30, 2008	December 31, 2007
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$18,947	$14,622
Restricted cash	883	883
Accounts receivable, net	66,670	59,067
Inventory, net	73,563	71,789
Other current assets	36,168	107,132

Total current assets	196,231	253,493
Investment in marketable securities	31,090	—
Property, plant and equipment, net	132,519	137,104
Goodwill	14,277	14,277
Other assets	30,767	17,186

Total assets	$404,884	$422,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,992	$54,119
Accrued liabilities	42,852	41,933
Current portion of long-term debt	—	5,000

Total current liabilities	111,844	101,052
Long-term debt	55,000	60,000
Other liabilities	51,017	53,529

Total liabilities	217,861	214,581
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 19,495,426 shares issued and 19,330,382 outstanding in 2008 and 19,205,247 shares issued and 19,078,440 outstanding in 2007	195	192
Additional paid-in capital	146,454	146,025
Retained earnings	65,211	65,402
Accumulated other comprehensive loss	(24,640)	(3,943)
Treasury stock, 165,044 and 126,807 shares in 2008 and 2007, respectively	(197)	(197)

Total stockholders’ equity	187,023	207,479

Total liabilities and stockholders’ equity	$404,884	$422,060

Note: The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Three Months Ended
	March 30, 2008	April 1, 2007
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$385	$(245)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,095	7,134
Noncash compensation expense	432	207
Other noncash items	(5,464)	(356)
Changes in operating assets and liabilities:
Accounts receivable	(7,382)	(534)
Inventory	(1,941)	(3,900)
Other current assets	5,159	(3,384)
Accounts payable	15,690	(4,432)
Accrued liabilities	4,613	4,685

Net cash provided by (used in) operating activities	18,587	(825)

Cash flows from investing activities:
Capital expenditures, net	(3,219)	(697)
Proceeds from sale of assets	—	22
Changes in nonoperating assets and liabilities	(471)	(350)

Net cash used in investing activities	(3,690)	(1,025)
Cash flows from financing activities:
Net change in debt under revolving credit agreements	(10,000)	(5,000)
Debt modification costs	—	(248)
Cash dividends paid	(572)	(551)

Net cash used in financing activities	(10,572)	(5,799)

Net increase (decrease) in cash and cash equivalents	4,325	(7,649)
Cash and cash equivalents at beginning of period	14,622	32,400

Cash and cash equivalents at end of period	$18,947	$24,751

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, Sypris or the Company), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended March 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2007 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The adoption of SFAS No. 157 for non-financial assets and liabilities, effective January 1, 2009, is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of Statement 133, and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This statement is effective for fiscal years beginning on or after November 15, 2008. Early adoption is encouraged. The adoption of this statement is not expected to have a significant impact on the Company’s disclosures included in its consolidated financial statements.

In October 2006, the FASB issued proposed FASB Staff Position EITF 03-6-a, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share. A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this proposed FSP would be effective in the first reporting period beginning after the FASB posts the final FSP to its website. All prior period EPS data will have to be adjusted retrospectively to reflect the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an effect on the Company’s EPS calculations should the FASB issue the proposed guidance as final during 2008. The Company will continue to evaluate the effects of this guidance.

(4)	Dana Claim

On March 3, 2006, the Company’s largest customer, Dana, and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. On July 24, 2007, the Company announced that its wholly-owned subsidiary, Sypris Technologies, Inc., entered into a comprehensive settlement agreement with Dana to resolve all outstanding disputes between the parties, terminate previously approved arbitration payments and enter into a new long-term supply contract running through 2014. In addition, Dana provided the Company with an allowed general unsecured non-priority claim in the amount of $89,900,000, which was recorded by the Company at its estimated fair value of $76,483,000 as of the August 7, 2007 settlement date.

On December 12, 2007 the bankruptcy court approved Dana’s plan of reorganization. Pursuant to the terms included therein, the Company became entitled to receive an initial distribution of 3,090,408 shares of common stock in Dana Holding Corporation (DAN), the right to participate in additional distributions of reserved shares of common stock of DAN if certain disputed matters are ultimately resolved for less than Dana’s current reserves for those matters (presently estimated by the Company to represent an additional 739,000 shares) and the right to receive cash. Dana emerged from bankruptcy on January 31, 2008, and on February 1, 2008, the newly issued shares of Dana Holding Corporation began trading on the New York Stock Exchange under the ticker symbol “DAN.” On February 11, 2008, the Company received its initial distribution of common stock, and on March 18, 2008 the Company received a cash distribution totaling $6,891,188.

The aforementioned cash distribution was recorded as a reduction in the Company’s $76,483,000 recorded basis in the claim. Of the remaining $69,592,000, $56,162,000 was attributed to the initial distribution of shares received by the Company in February, 2008 and the remaining $13,430,000 was attributed to the 739,000 of additional shares expected to be received by the Company as secondary distributions.

The Company accounts for its common stock in DAN in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). The Company accounts for its shares as available-for-sale securities with associated unrealized holding gains or losses reported as a component of other comprehensive loss or income. The Company has not sold any of its common stock in DAN, and at March 30, 2008, the basis and fair value of DAN common stock amounted to $56,162,000 and $31,090,000, respectively. Unrealized holding losses recorded in other comprehensive loss totaled $21,231,000, net of income taxes of $3,841,000. See Note 7 for further information.

The Company believes that the price for Dana’s common stock at March 30, 2008 is temporarily depressed. A number of market issues including sub-prime lending practices, tightening credit markets and recession concerns have driven market prices down. A substantial portion of the current owners of DAN stock are contractually restricted from trading those shares for at least six months after the confirmation date and many equity mutual funds are restricted from purchasing stock in businesses that have recently emerged from bankruptcy. The automotive sector has been under considerable scrutiny due to bankruptcies and significant losses recorded by major companies within the sector. The Company believes that these negative factors will begin to improve during 2008, and it possesses the ability and intent to hold its shares of Dana common stock until a full recovery of the current carrying value occurs.

At March 30, 2008, the Company’s right to participate in additional distributions of DAN common stock, presently estimated to be 739,000 additional shares, is carried at $13,430,000 in other assets. Had these shares been received at March 30, 2008, the Company would have recorded an additional $5,077,000 unrealized holding loss to other comprehensive loss, net of income taxes of $919,000.

(5)	Stock-Based Compensation

On February 26, 2008, the Company granted 282,379 restricted stock awards under a long-term incentive program. Twenty-five percent of the restricted stock awards will vest in one-third increments on each of the third, fifth and seventh anniversaries of the grant date. Seventy-five percent of the restricted stock awards will vest in one-quarter increments on each of the first, second, third and fourth anniversaries of the achievement of the Vesting Trigger Date. This Vesting Trigger Date is the first business day following the Company’s achievement of a specified target for aggregate net income as measured over the previous four fiscal quarters. If no Vesting Trigger Date occurs before December 31, 2010, this portion of the restricted stock awards will be immediately forfeited.

(6)	Earnings (Loss) Per Common Share

There were no adjustments required to be made to net income (loss) for purposes of computing basic and diluted earnings (loss) per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Three Months Ended
	March 30, 2007	April 1, 2008
	(Unaudited)
Shares used to compute basic earnings (loss) per common share	18,342	18,107
Dilutive effect of stock options and restricted stock	30	—

Shares used to compute diluted earnings (loss) per common share	18,372	18,107

Stock options and restricted stock were not considered in the April 1, 2007 calculation, as they would have been antidilutive.

(7)	Investment in Marketable Securities

The valuation of our investment in DAN, a marketable security accounted for pursuant to SFAS No. 115, is classified as available-for-sale and measured at fair value as determined by a quoted market price. The related unrealized holding losses are excluded from operations and recorded in accumulated other comprehensive loss on the consolidated balance sheets. At March 30, 2008, the Company owned 3,090,408 shares of DAN with a market value of $10.06 per share, which resulted in an unrealized loss of $21,231,000, net of a deferred tax benefit of $3,841,000, included in accumulated other comprehensive loss as of such date. This decline is considered temporary (see Note 4). Realized gains and losses and declines in value judged to be other-than-temporary will be included in other expense (income), if and when recorded. In accordance with SFAS No. 157, the fair value of DAN shares was valued based on quoted market prices in active markets for identical shares.

The following table summarizes marketable securities as of March 30, 2008 (in thousands):

	Basis	Gross Unrealized Gain/(Loss)	Gross Recorded Gain/(Loss)	Fair Value At Quoted Prices in Active Markets (Level 1)
Investment in marketable securities	$56,162	$(25,072)	$—	$31,090

(8)	Inventory

Inventory consisted of the following (in thousands):

	March 30, 2008	December 31, 2007
	(Unaudited)
Raw materials, including perishable tooling of $933 and $1,129 in 2008 and 2007, respectively	$19,520	$21,140
Work in process	14,713	12,815
Finished goods	7,262	7,439
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	40,810	39,936
Progress payments related to long-term contracts and programs	(3,302)	(2,565)
Reserve for excess and obsolete inventory	(5,440)	(6,976)

	$73,563	$71,789

(9)	Segment Data

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

	Three Months Ended
	March 30, 2008	April 1, 2007
	(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$69,815	$79,119
Aerospace & Defense	23,424	19,671
Test & Measurement	13,023	12,649

Electronics Group	36,447	32,320

	$106,262	$111,439

Gross profit:
Industrial Group	$6,829	$5,320
Aerospace & Defense	2,561	3,155
Test & Measurement	3,338	3,532

Electronics Group	5,899	6,687

	$12,728	$12,007

	Three Months Ended
	March 30, 2008	April 1, 2007
	(Unaudited)
Operating income:
Industrial Group	$4,154	$2,883
Aerospace & Defense	(752)	(298)
Test & Measurement	510	633

Electronics Group	(242)	335
General, corporate and other	(2,404)	(2,956)

	$1,508	$262

	March 30, 2008	December 31, 2007
	(Unaudited)
Total assets:
Industrial Group	$254,285	$264,182
Aerospace & Defense	102,943	108,189
Test & Measurement	30,914	30,337

Electronics Group	133,857	138,526
General, corporate and other	16,742	19,352

	$404,884	$422,060

(10)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. A summary of changes in the warranty accrual, which is included in accrued liabilities in the accompanying balance sheets, is as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
	(Unaudited)
Balance at the beginning of the period	$522	$242
Accruals for warranties for products sold in the period	3	3
Revisions of estimated obligations	(36)	(6)

Balance at the end of the period	$489	$239

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

As of March 30, 2008, the Company had outstanding purchase commitments of approximately $39,711,000, primarily for the acquisition of inventory and manufacturing equipment. As of March 30, 2008, the Company also had outstanding letters of credit approximating $2,010,000 primarily under a captive insurance program.

(11)	Income Taxes

The Company’s effective tax rate for the three months ended March 30, 2008 and April 1, 2007 was 29.7% and 44.0%, respectively. Reconciling items between the federal statutory income tax rate and the effective tax rate include state and foreign income taxes and certain other permanent differences. This effective tax rate is based upon forecasted annual results for 2008. Such rate could change significantly in subsequent quarters, particularly if income forecasted in the U.S. does not materialize. The jurisdiction giving rise to forecasted income also has a significant impact on the effective tax rate calculation.

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on the Company’s current forecast no valuation allowance was recorded through earnings for the quarter ended March 30, 2008; however, there can be no assurances that the Company’s forecasts are now, or in the future will be, accurate or that other factors impacting this deferred tax asset will not materially and adversely affect its business, results of operations and financial condition.

(12)	Employee Benefit Plans

Pension benefit consisted of the following (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
	(Unaudited)
Service cost	$25	$28
Interest cost on projected benefit obligation	580	548
Net amortizations, deferrals and other costs	27	51
Expected return on plan assets	(813)	(775)

	$(181)	$(148)

(13)	Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized losses on available-for-sale investments, employee benefit related adjustments and foreign currency translation adjustments.

The components of comprehensive loss, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
	(Unaudited)
Net income (loss)	$385	$(245)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $3,841	(21,231)	—
Foreign currency translation adjustments	534	(708)

Total comprehensive loss	$(20,312)	$(953)

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 30, 2008	December 31, 2007
	(Unaudited)
Foreign currency translation adjustments	$1,061	$527
Unrealized loss on available-for-sale securities, net of tax	(21,231)	—
Employee benefit related adjustments, net of tax	(4,470)	(4,470)

Accumulated other comprehensive loss	$(24,640)	$(3,943)

(14)	Subsequent Events

On March 31, 2008, the Company offered eligible participants, including executive officers and directors of the Company, the opportunity to surrender certain vested outstanding, unexercised stock options which have exercise prices greater than $4.31 per share in exchange for shares of common stock or new options to acquire common stock with an exercise price of $4.31 per share, pursuant to the 2004 Sypris Equity Plan. Participants can participate in the offer if they remain employed until May 13, 2008, the date on which the Company will cancel eligible options under the offer. At the participant’s election, the participant can exchange all of the eligible options owned by such participant for either shares of common stock having a fair value equivalent to the fair value of each such eligible option, or new, vested options to purchase shares of Sypris common stock having a fair value equivalent to the fair value of each such eligible option. All new options will be exercisable through March 30, 2012 unless earlier forfeited.

On April 21, 2008 the Company received 114,536 common shares of DAN representing approximately 15% of the total 739,000 additional common shares the Company expects to receive (see Note 4).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The table presented below, which compares our first quarterly period of operations from 2008 to 2007, presents the results for each period, the change in those results from 2008 to 2007 in both dollars and percentage change and the results for each period as a percentage of net revenue. The columns present the following:

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended March 30, 2008 Compared to Three Months Ended April 1, 2007

	Three Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	March 30, 2008	April 1, 2007	Favorable (Unfavorable)	Favorable (Unfavorable)	March 30, 2008	April 1, 2007
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$69,815	$79,119	$(9,304)	(11.8)%	65.7%	71.0%
Aerospace & Defense	23,424	19,671	3,753	19.1	22.0	17.6
Test & Measurement	13,023	12,649	374	3.0	12.3	11.4

Electronics Group	36,447	32,320	4,127	12.8	34.3	29.0

Total	106,262	111,439	(5,177)	(4.6)	100.0	100.0
Cost of sales:
Industrial Group	62,986	73,799	10,813	14.7	90.2	93.3
Aerospace & Defense	20,863	16,516	(4,347)	(26.3)	89.1	84.0
Test & Measurement	9,685	9,117	(568)	(6.2)	74.4	72.1

Electronics Group	30,548	25,633	(4,915)	(19.2)	83.8	79.3

Total	93,534	99,432	5,898	5.9	88.0	89.2
Gross profit:
Industrial Group	6,829	5,320	1,509	28.4	9.8	6.7
Aerospace & Defense	2,561	3,155	(594)	(18.8)	10.9	16.0
Test & Measurement	3,338	3,532	(194)	(5.5)	25.6	27.9

Electronics Group	5,899	6,687	(788)	(11.8)	16.2	20.7

Total	12,728	12,007	721	6.0	12.0	10.8
Selling, general and administrative	10,154	10,596	442	4.2	9.6	9.5
Research and development	995	679	(316)	(46.5)	0.9	0.6
Amortization of intangible assets	71	164	93	56.7	0.1	0.2
Nonrecurring expense	—	306	306	NM	—	0.3

Operating income	1,508	262	1,246	475.6	1.4	0.2
Interest expense, net	952	719	(233)	(32.4)	0.9	0.6
Other expense (income), net	8	(20)	(28)	NM	—	—

Income (loss) before income taxes	548	(437)	985	NM	0.5	(0.4)
Income tax expense (benefit)	163	(192)	(355)	NM	0.1	(0.2)

Net income (loss)	$385	$(245)	$630	NM	0.4%	(0.2)%

Backlog. At March 30, 2008, backlog for our Aerospace & Defense segment increased $4.7 million to $107.5 million from $102.8 million at April 1, 2007, on a 13% increase in net orders to $31.9 million in the three months ended March 30, 2008 compared to $28.3 million in net orders in the first three months of 2007. Backlog for our Test & Measurement segment increased $1.3 million to $7.1 million at March 30, 2008, on $12.3 million in net orders compared to $12.9 million in net orders for the first three months of 2007. We expect to convert approximately 79% of the Aerospace & Defense backlog and 100% of the Test & Measurement backlog at March 30, 2008 to revenue during the next twelve months.

Net Revenue. The Industrial Group primarily derives its revenue from manufacturing services and product sales. Compared to the prior year, net revenue in the Industrial Group decreased 11.8% or $9.3 million for the three months ended March 30, 2008, primarily due to an anticipated decrease in the commercial vehicle and trailer markets partially offset by the effects of the Dana settlement.

The Aerospace & Defense segment derives its revenue from product sales and technical outsourced services. Aerospace & Defense segment net revenue for the first quarter increased 19.1% or $3.8 million from the prior year, primarily due to increased sales of secured communication products and manufacturing services.

The Test & Measurement segment derives its revenue from technical services and product sales. Technical services revenue accounted for approximately 88% and 89% of total Test & Measurement revenue in the first three months of 2008 and 2007, respectively. Test & Measurement segment net revenue increased 3.0% or $0.4 million for the first quarter primarily due to increased demand.

Gross Profit. The Industrial Group’s gross profit of $6.8 million in the first quarter of 2008 increased from $5.3 million in the first quarter of 2007, primarily as a result of the favorable effects of the Dana settlement, which were partially offset by the anticipated decrease in the commercial vehicle and trailer markets. Gross profit as a percentage of revenue increased to 9.8% for the first quarter of 2008 from 6.7% for the first quarter of 2007, primarily due to the favorable effects of the Dana settlement.

The Aerospace & Defense segment’s gross profit decreased $0.6 million in the first quarter of 2008, primarily due to additional costs related to the certification and launch of a new secured communication product during the quarter and an unfavorable product mix across the segment. Gross profit as a percentage of revenue in the first quarter of 2008 decreased to 10.9% from 16.0% in the prior year period.

The Test & Measurement segment’s gross profit decreased $0.2 million for the first quarter of 2008, primarily due to an unfavorable product mix and cost inflation. Gross profit as a percentage of revenue also decreased to 25.6% from 27.9% in the prior year period.

Selling, General and Administrative. Selling, general and administrative expense decreased $0.4 million in the first quarter of 2008 over the prior year period primarily due to fewer employees.

Research and Development. Research and development costs increased $0.3 million to $1.0 million from the prior year quarter primarily due to new product development efforts within our Aerospace & Defense segment.

Nonrecurring Expense, Net. Nonrecurring items in 2007 include legal and professional fees incurred as a result of the Dana Bankruptcy filing.

Interest Expense. Interest expense for the first quarter increased primarily due to higher interest rates resulting from the April 2007 modification of our credit agreement and Senior Notes partially offset by a decrease in the weighted average debt outstanding. Our weighted average debt outstanding decreased to $53.7 million for the first quarter of 2008, from $55.0 million during the first quarter of 2007. The weighted average interest rate increased to 7.1% in the first quarter of 2008 from 5.4% in the first quarter of 2007.

Income Taxes. Our effective income tax rate decreased to 29.7% in the first quarter of 2008 from 44.0% in the first quarter of 2007.

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities was $18.6 million in the first quarter of 2008, as compared to net cash used of $0.8 million in 2007, primarily due the receipt of $6.9 million as part of the Dana Settlement and the timing of working capital changes. In the first quarter of 2008, accounts receivable increased $7.4 million and accounts payable increased $15.7 million primarily due to the timing of payments and shipments to and from our customers and suppliers. Inventory increased $1.9 million primarily due to higher steel prices in the Industrial segment. Accrued liabilities increased $4.6 million primarily as a result of the deferral of customer payments received in advance and the timing of payments on various other accruals. Other current assets decreased $5.2 million primarily as a result of a $6.9 million payment received as part of the Dana settlement partially offset by insurance payments made during the quarter.

Net cash used in investing activities increased $2.7 million to $3.7 million for the first three months of 2008, primarily due to higher capital expenditures.

Net cash used in financing activities was $10.6 million in the first three months of 2008, compared to $5.8 million in the first three months of 2007, primarily due to $5.0 million of additional payments on the revolving credit agreement over the prior year period.

We had total borrowings under our Revolving Credit Agreement of $25.0 million at March 30, 2008, and an unrestricted cash balance of $18.9 million. Approximately $11.9 million of the unrestricted cash balance relates to our Mexican subsidiaries. Maximum borrowings on the Revolving Credit Agreement are $50.0 million, with $50.0 million of additional borrowings available upon lead bank approval. Standby letters of credit up to a maximum of $15.0 million may be issued under the Revolving Credit Agreement of which $2.0 million were issued at March 30, 2008.

As of March 30, 2008, our principal commitment under the Revolving Credit Agreement is due in October 2009, while our principal commitment under the Senior Notes is $4.1 million, $15.0 million and $10.9 million due in 2009, 2011 and 2012, respectively. We also had purchase commitments totaling approximately $39.7 million at March 30, 2008, primarily for inventory and manufacturing equipment.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no significant changes in our critical accounting policies during the first quarter of 2008, except for the treatment of securities impairment, for which our new policy is outlined below.

As of March 30, 2008, we accounted for all of our marketable securities as available-for-sale. We evaluate our available-for-sale securities for other-than-temporary impairment under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). SFAS No. 115 requires an investor to determine when an investment is considered impaired (i.e., the fair value is below its amortized cost), evaluate whether the impairment is other-than-temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

The Company’s available-for-sale securities are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. The fair value of securities in the portfolio is based on published or securities dealers’ market values. The Company periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value is other-than-temporary. If such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. At March 30, 2008, the Company carried no other-than-temporarily impaired securities.

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

A number of significant factors could materially affect our specific business operations, and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our ability to liquidate our equity interests in Dana Holding Corporation (NYSE:DAN) at satisfactory valuation levels1 ; potential impairments, non-recoverability or write-offs of goodwill, assets or deferred costs, including deferred tax assets in the U.S.; costs and inefficiencies of restructuring our manufacturing capacity; breakdowns, relocations or major repairs of machinery and equipment; our inability to successfully launch new or next generation programs; the cost, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; cyclical or other downturns; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; failure to adequately insure or to identify environmental or other insurable risks; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; changes in government or other customer programs; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; revised contract prices or estimates of major contract costs; dependence on, recruitment or retention of key employees; union negotiations; pension valuation, health care or other benefit costs; labor relations; strikes; risks of foreign operations; currency exchange rates; the costs and supply of debt, equity capital, or insurance, including related covenants; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; weaknesses in internal controls; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions; disputes or litigation, involving customer, supplier, creditor, stockholder, product liability, asbestos-related or environmental claims; war, terrorism or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties; and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

[1]

We have received an initial distribution of approximately 3.1 million shares of DAN common stock. Due to market conditions and certain other factors, we believe that the recent trading prices of DAN common stock do not reflect its longer-term value. However, if we sell these shares at current prices or such prices otherwise reflect a decline in value which is deemed to be “other than temporary,” our business, results of operations and financial condition could be materially adversely impacted.

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

Interest Rate Risk

All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (2.00% at March 30, 2008) based upon our leverage ratio. A change in interest rates of 100 basis points would result in additional interest expense of less than $0.3 million on an annualized basis, based upon our debt outstanding at March 30, 2008. A change in fixed interest rates of 100 basis points would change the fair value of our Senior Notes by $1.0 million.

Foreign Exchange Risk

Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains related to U.S. Dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. Dollars. A one percent change in foreign currency exchange rates would result in remeasurement gain or loss of approximately $0.4 million on an annualized basis, based upon the U.S. Dollar denominated accounts of our foreign subsidiary at March 30, 2008. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurances that the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates. For the three months ended March 30, 2008, other income, net includes foreign currency transaction losses of $0.1 million. Similar amounts for 2007 were not significant.

Equity Price Risk

With respect to our ownership of common stock in DAN, we are also subject to equity price risk. On January 31, 2008, the Company received approximately 3.1 million shares of DAN common stock in its initial distribution from the bankruptcy estate. Subsequent distributions are anticipated following the resolution of disputed matters within the estate. The Company anticipates receiving approximately 0.7 million additional shares following the resolution of these matters. Based on these assumptions, a permanent change of $1.00 per share in the value of DAN stock would change the fair value of our holdings by approximately $3.8 million.

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

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

The Compensation Committee of the Company’s Board of Directors has adopted, effective January 1, 2008, the 2008 Incentive Bonus Plan (the “Plan”) as a non-binding guideline for the payment of potential cash bonuses to certain eligible participants, including the Company’s chief executive officer, chief financial officer and certain other named executive officers, subject to the discretionary review of the Compensation Committee, and in the case of the Company’s President and Chief Executive Officer by the full Board of Directors. Under the Plan, certain non-binding bonus targets for each participant were established based on the Company’s anticipated operating budget, and the participant’s objectives for the year. A target Bonus Pool will be calculated based fifty percent (50%) on the Company’s performance to annual operating plan targets for Profit Before Tax (“PBT”) and fifty percent (50%) on performance to annual operating plan targets for Free Cash Flow (“FCF”) for the consolidated financial results of the Company. For each percentage point of achievement greater than eighty percent (80%) of the PBT target in its annual operating plan, the guidelines allow the target bonus pool to be increased in accordance with a schedule. Additional target bonus dollars may be designated once the consolidated financial results of the Company achieve eighty percent (80%) of the FCF target in the annual operating plan. For each percentage point of achievement greater than eighty percent (80%) of the FCF target in its annual operating plan, the bonus pool is eligible to be increased in accordance with a schedule. Once a Bonus Pool is established, each qualified participant is potentially eligible for a Bonus Award equal to the bonus target, subject to an initial discretionary review by the Company’s President and Chief Executive Officer and final discretionary reviews by the Compensation Committee, and for any bonus payment to the President and CEO, by the full Board.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 9, 2008 (Commission File No. 000-24020)).

10.2	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2008.

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	April 30, 2008	By:	/s/ T. Scott Hatton
(T. Scott Hatton)
Vice President & Chief Financial Officer

Date:	April 30, 2008	By:	/s/ M. Glen French
(M. Glen French)
Controller (Principal Accounting Officer)