Form 10-Q
period 2008-06-29
SYPRIS SOLUTIONS INC
filed 2008-08-07
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 29, 2008

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2008, the Registrant had 19,259,747 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$89,564	$91,338	$178,236	$186,344
Products	20,786	24,909	38,376	41,342

Total net revenue	110,350	116,247	216,612	227,686

Cost of sales:
Outsourced services	80,835	87,156	161,148	173,405
Products	18,440	21,390	31,661	34,573

Total cost of sales	99,275	108,546	192,809	207,978

Gross profit	11,075	7,701	23,803	19,708

Selling, general and administrative	10,900	8,775	21,054	19,371
Research and development	1,089	714	2,084	1,393
Amortization of intangible assets	58	164	129	328
Nonrecurring items	—	1,248	—	1,554

Operating (loss) income	(972)	(3,200)	536	(2,938)

Interest expense, net	1,023	914	1,975	1,633
Other (income) expense, net	(924)	61	(916)	41

Loss before income taxes	(1,071)	(4,175)	(523)	(4,612)

Income tax (benefit) expense	(136)	(1,874)	27	(2,066)

Net loss	$(935)	$(2,301)	$(550)	$(2,546)

Loss per common share:
Basic	$(0.05)	$(0.13)	$(0.03)	$(0.14)
Diluted	$(0.05)	$(0.13)	$(0.03)	$(0.14)

Dividends declared per common share	$0.03	$0.03	$0.06	$0.06

Weighted average shares outstanding:
Basic	18,351	18,169	18,347	18,138
Diluted	18,351	18,169	18,347	18,138

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 29, 2008	December 31, 2007
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$13,690	$14,622
Restricted cash	764	883
Accounts receivable, net	61,817	59,067
Inventory, net	69,087	71,789
Other current assets	36,344	107,132

Total current assets	181,702	253,493
Investment in marketable securities	17,467	—
Property, plant and equipment, net	130,438	137,104
Goodwill	14,277	14,277
Other assets	28,947	17,186

Total assets	$372,831	$422,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,483	$54,119
Accrued liabilities	26,274	41,933
Current portion of long-term debt	9,091	5,000

Total current liabilities	97,848	101,052
Long-term debt	53,909	60,000
Other liabilities	49,070	53,529

Total liabilities	200,827	214,581
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 19,503,122 shares issued and 19,369,786 shares outstanding in 2008 and 19,205,247 shares issued and 19,078,440 shares outstanding in 2007	195	192
Additional paid-in capital	146,562	146,025
Retained earnings	63,695	65,402
Accumulated other comprehensive loss	(38,447)	(3,943)
Treasury stock, 133,336 and 126,807 shares in 2008 and 2007, respectively	(1)	(197)

Total stockholders’ equity	172,004	207,479

Total liabilities and stockholders’ equity	$372,831	$422,060

Note: The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Six Months Ended
	June 29, 2008	July 1, 2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(550)	$(2,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,511	14,254
Noncash compensation expense	736	462
Other noncash items	(4,969)	27
Change in operating assets and liabilities:
Accounts receivable	(2,502)	(831)
Inventory	1,275	(1,843)
Other current assets	4,623	(3,328)
Accounts payable	8,641	(3,258)
Accrued liabilities	(11,523)	1,492

Net cash provided by operating activities	9,242	4,429

Cash flows from investing activities:
Capital expenditures, net	(7,040)	(3,612)
Proceeds from sale of assets	181	22
Changes in nonoperating assets and liabilities	(162)	(6)

Net cash used in investing activities	(7,021)	(3,596)

Cash flows from financing activities:
Net change in debt under revolving credit agreements	(2,000)	13,000
Payments on Senior Notes	—	(25,000)
Debt modification costs	—	(885)
Cash dividends paid	(1,153)	(1,117)
Proceeds from issuance of common stock	—	167

Net cash used in financing activities	(3,153)	(13,835)

Net decrease in cash and cash equivalents	(932)	(13,002)

Cash and cash equivalents at beginning of period	14,622	32,400

Cash and cash equivalents at end of period	$13,690	$19,398

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, Sypris or the Company), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended June 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2007 as presented in the Company’s Annual Report on Form 10-K.

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

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is not expected to change existing practices but rather reduce the complexity of financial reporting. This statement will go into effect 60 days after the SEC approves related auditing rules.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings Per Share. A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. Early adoption is not permitted. All prior period EPS data will be adjusted retrospectively to reflect the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an effect on the Company’s EPS calculations and the Company will continue to evaluate the effects of this guidance.

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

On December 12, 2007 the bankruptcy court approved Dana’s plan of reorganization. Pursuant to the terms included therein, the Company became entitled to receive an initial distribution of 3,090,408 shares of common stock in Dana Holding Corporation (DAN), the right to participate in additional distributions of reserved shares of common stock of DAN if certain disputed matters are ultimately resolved for less than Dana’s reserves for those matters (currently estimated by the Company to represent an additional 739,000 shares) and the right to receive a future distribution of cash. Dana emerged from bankruptcy on January 31, 2008, and on February 1, 2008, the newly issued shares of Dana Holding Corporation began trading on the New York Stock Exchange. On February 11, 2008, the Company received its initial distribution of common stock, and on March 18, 2008 the Company received its cash distribution totaling $6,891,188. On April 21, 2008, the Company received 114,536 common shares of DAN representing approximately 15% of the total 739,000 additional common shares the Company expects to receive.

The aforementioned cash distribution was recorded as a reduction in the Company’s $76,483,000 recorded basis in the claim. Of the remaining $69,592,000, $56,162,000 was attributed to the initial distribution of shares received by the Company in February, 2008, $2,081,000 was attributed to the shares received by the Company in April, 2008 and the remaining $11,349,000 was attributed to the 624,000 of additional shares expected to be received by the Company as secondary distributions. If the Company ultimately receives fewer additional shares than expected, these allocations would be adjusted on a pro rata basis.

The Company accounts for its common stock in DAN in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). The Company accounts for its shares as available-for-sale securities with associated unrealized holding gains or losses reported as a component of other comprehensive loss or income. The Company has not sold any of its common stock in DAN, and at June 29, 2008, the basis and fair value of the company’s holdings of DAN common stock amounted to $58,243,000 and $17,467,000, respectively. Unrealized holding losses recorded in other comprehensive loss totaled $36,874,000, net of income taxes of $3,902,000. See Note 7 for further information.

The Company believes that the price for Dana’s common stock at June 29, 2008 is temporarily depressed. A number of market issues including sub-prime lending practices, tightening credit markets and recession concerns have driven market prices down. A substantial portion of the current owners of DAN stock were contractually restricted from trading those shares through July of 2008, while many equity mutual funds remained restricted from purchasing stock in businesses that have recently emerged from bankruptcy. The automotive sector has been under considerable scrutiny due to bankruptcies, sharply declining light vehicle sales and significant losses recorded by major companies within the sector. The Company believes that these negative factors will begin to improve during 2008, and it possesses the ability and intent to hold its shares of Dana common stock until a full recovery of the current carrying value occurs. However, there can be no assurance that, under applicable accounting principles, unrealized holding losses will not become “other-than-temporary” and be recognized through the Company’s statement of operations in future periods, which could materially adversely affect the Company’s business, results of operations and financial condition.

At June 29, 2008, the Company’s right to participate in additional distributions of DAN common stock, presently estimated to be 624,000 additional shares, was carried at $11,349,000 in other assets. Had these shares been received at June 29, 2008, the Company would have recorded an additional $6,728,000 unrealized holding loss to other comprehensive loss, net of income taxes of $1,217,000.

(5)	Stock-Based Compensation

On March 31, 2008, the Company offered eligible participants, including executive officers and directors of the Company, the opportunity to surrender certain vested outstanding, unexercised stock options which have exercise prices greater than $4.31 per share in exchange for shares of common stock or new options to acquire common stock with an exercise price of $4.31 per share, pursuant to the 2004 Sypris Equity Plan (Exchange Offer). Participants could participate in the offer if they remained employed until May 12, 2008, the date on which the Company cancelled eligible options under the offer. At the participant’s election, the participant could exchange all of the eligible options owned by such participant for either shares of common stock having a fair value equivalent to the fair value of each such eligible option, or new, vested options to purchase shares of Sypris common stock having a fair value equivalent to the fair value of each such eligible option.

The ratio of shares subject to eligible options cancelled to common stock and new options issued was calculated using the Black-Scholes Merton Option Valuation Model. Each share of common stock and new option granted with respect to an exchanged option was fully vested. All new options are exercisable through March 30, 2012 unless earlier forfeited.

Pursuant to the Exchange Offer and in exchange for the options surrendered, the Company issued 904 shares of common stock, in addition to 179,946 options to purchase common stock.

The following table summarizes option activity for the six months ended June 29, 2008:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,281,440	$8.33
Granted	258,946	4.35
Exchanged	(423,986)	7.34
Forfeited	(19,550)	7.84
Expired	(54,497)	9.33

Outstanding at June 29, 2008	1,042,353	$7.71	3.20	$942

Exercisable at June 29, 2008	742,128	$7.56	2.79	$942

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

(6)	Loss Per Common Share

There were no adjustments required to be made to net loss for purposes of computing basic and diluted loss per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Unaudited)		(Unaudited)
Shares used to compute basic loss per common share	18,351	18,169	18,347	18,138
Dilutive effect of equity awards	—	—	—	—

Shares used to compute diluted loss per common share	18,351	18,169	18,347	18,138

Stock options and restricted stock were not considered in the calculations, as they would have been antidilutive.

(7)	Investment in Marketable Securities

The valuation of our investment in DAN, a marketable security accounted for pursuant to SFAS No. 115, is classified as available-for-sale and measured at fair value as determined by a quoted market price. The related unrealized holding losses are currently excluded from operations and recorded in accumulated other comprehensive loss on the consolidated balance sheets. At June 29, 2008, the Company owned 3,204,944 shares of DAN with a market value of $5.45 per share, which resulted in an unrealized loss of $36,874,000, net of a deferred tax benefit of $3,902,000, included in accumulated other comprehensive loss as of such date. The deferred tax benefit is net of a valuation allowance of $2,345,000 associated with the unrealized capital loss portion for our foreign subsidiary, as the company has no assurance of generating capital gains in the future in order to realize the tax benefit. The deferred tax benefit associated with the unrealized loss for our domestic operations has been fully reserved. This decline is currently considered temporary (see Note 4). Realized gains and losses and declines in value judged to be other-than-temporary will be included in other expense (income), if and when recorded. In accordance with SFAS No. 157, the fair value of DAN shares was valued based on quoted market prices in active markets for identical shares.

The following table summarizes marketable securities as of June 29, 2008 (in thousands):

	Basis	Gross Unrealized Gain/ (Loss)	Gross Realized Gain/ (Loss)	Fair Value At Quoted Prices in Active Markets (Level 1)
Investment in marketable securities	$58,243	$(40,776)	$—	$17,467

(8)	Inventory

Inventory consisted of the following (in thousands):

	June 29, 2008	December 31, 2007
	(Unaudited)
Raw materials, including perishable tooling of $919 and $1,129 in 2008 and 2007, respectively	$19,477	$21,140
Work in process	13,167	12,815
Finished goods	5,960	7,439
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	39,510	39,936
Progress payments related to long-term contracts and programs	(3,438)	(2,565)
Reserve for excess and obsolete inventory	(5,589)	(6,976)

	$69,087	$71,789

(9)	Segment Data

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

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$69,100	$73,472	$138,915	$152,591
Aerospace & Defense	27,011	29,380	50,435	49,051
Test & Measurement	14,239	13,395	27,262	26,044

Electronics Group	41,250	42,775	77,697	75,095

	$110,350	$116,247	$216,612	$227,686

Gross profit:
Industrial Group	$5,333	$3,749	$12,162	$9,069
Aerospace & Defense	1,975	777	4,536	3,932
Test & Measurement	3,767	3,175	7,105	6,707

Electronics Group	5,742	3,952	11,641	10,639

	$11,075	$7,701	$23,803	$19,708

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Unaudited)		(Unaudited)
Operating income (loss):
Industrial Group	$2,458	$1,468	$6,612	$4,351
Aerospace & Defense	(1,993)	(2,590)	(2,746)	(2,887)
Test & Measurement	838	765	1,349	1,397

Electronics Group	(1,155)	(1,825)	(1,397)	(1,490)
General, corporate and other	(2,275)	(2,843)	(4,679)	(5,799)

	$(972)	$(3,200)	$536	$(2,938)

	June 29, 2008	December 31, 2007
	(Unaudited)
Total assets:
Industrial Group	$225,282	$264,182
Aerospace & Defense	98,530	108,189
Test & Measurement	31,217	30,337

Electronics Group	129,747	138,526
General, corporate and other	17,802	19,352

	$372,831	$422,060

(10)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. A summary of changes in the warranty accrual, which is included in accrued liabilities in the accompanying balance sheets, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Unaudited)		(Unaudited)
Balance at the beginning of the period	$489	$239	$522	$242
Accruals for warranties for products sold in the period	188	113	301	190
Fulfillment of warranty obligations	(201)	(126)	(322)	(206)
Revisions of estimated obligations	—	—	(25)	—

Balance at the end of the period	$476	$226	$476	$226

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

As of June 29, 2008, the Company had outstanding purchase commitments of approximately $40,218,000, primarily for the acquisition of inventory and manufacturing equipment. As of June 29, 2008, the Company also had outstanding letters of credit approximating $1,915,000 primarily under a captive insurance program.

(11)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company expects to generate income in 2008 from its foreign operations, which are taxed at a 28% statutory rate. The Company expects to generate a loss in 2008 from its domestic operations, which are subject to a federal statutory rate of 35%. It is anticipated that the Company will record a valuation allowance against a large portion of the deferred tax asset generated by the domestic operating loss (see below for the amount recorded during the first half of 2008). Reconciling items between the federal statutory rate and the effective tax rate include state income taxes, valuation allowances and other permanent differences.

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on the Company’s current forecast, a valuation allowance of $937,000 was recorded through earnings for the six months ended June 29, 2008; however, there can be no assurances that the Company’s forecasts are now, or in the future will be, accurate or that other factors impacting this deferred tax asset will not materially and adversely affect its business, results of operations and financial condition.

The Company’s Mexican subsidiary is currently under a routine audit by the Mexican Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for the periods from May 27, 2004 through July 20, 2007. Proposed audit adjustments, if any, could significantly impact the Company’s operating results.

(12)	Employee Benefit Plans

Pension benefit consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Unaudited)		(Unaudited)
Service cost	$25	$28	$50	$56
Interest cost on projected benefit obligation	580	548	1,160	1,096
Net amortizations, deferrals and other costs	27	51	54	102
Expected return on plan assets	(813)	(775)	(1,626)	(1,550)

	$(181)	$(148)	$(362)	$(296)

(13)	Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized losses on available-for-sale securities, employee benefit related adjustments and foreign currency translation adjustments.

The components of comprehensive loss, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Unaudited)		(Unaudited)
Net loss	$(935)	$(2,301)	$(550)	$(2,546)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $61 and $3,902 for the three and six months ended June 29, 2008, respectively	(15,643)	—	(36,874)	—
Foreign currency translation adjustments	1,836	580	2,370	(128)

Total comprehensive loss	$(14,742)	$(1,721)	$(35,054)	$(2,674)

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 29, 2008	December 31, 2007
	(Unaudited)
Foreign currency translation adjustments	$2,897	$527
Unrealized loss on available-for-sale securities, net of tax	(36,874)	—
Employee benefit related adjustments, net of tax	(4,470)	(4,470)

Accumulated other comprehensive loss	$(38,447)	$(3,943)

(14)	Subsequent Events

On July 29, 2008, the Company received 152,506 common shares of DAN representing approximately 24% of the total 624,000 additional common shares the Company expected to receive as of June 29, 2008 (see Note 4). The Company expects to receive its remaining estimated balance of approximately 472,000 additional shares in future distributions, subject to the relative size of certain settlements by the Dana Corporation bankruptcy estate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The table presented below, which compare our results of operations for the three and six month periods from 2008 to 2007, presents the results for each period, the change in those results from 2008 to 2007 in both dollars and percentage change and the results for each period as a percentage of net revenue. The columns present the following:

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended June 29, 2008 Compared to Three Months Ended July 1, 2007

	Three Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	June 29, 2008	July 1, 2007	Favorable (Unfavorable)	Favorable (Unfavorable)	June 29, 2007	July 1, 2008
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$69,100	$73,472	$(4,372)	(6.0)%	62.6%	63.2%
Aerospace & Defense	27,011	29,380	(2,369)	(8.1)	24.5	25.3
Test & Measurement	14,239	13,395	844	6.3	12.9	11.5

Electronics Group	41,250	42,775	(1,525)	(3.6)	37.4	36.8

Total	110,350	116,247	(5,897)	(5.1)	100.0	100.0

Cost of sales:
Industrial Group	63,767	69,723	5,956	8.5	92.3	94.9
Aerospace & Defense	25,036	28,603	3,567	12.5	92.7	97.4
Test & Measurement	10,472	10,220	(252)	(2.5)	73.5	76.3

Electronics Group	35,508	38,823	3,315	8.5	86.1	90.8

Total	99,275	108,546	9,271	8.5	90.0	93.4

Gross profit:
Industrial Group	5,333	3,749	1,584	42.3	7.7	5.1
Aerospace & Defense	1,975	777	1,198	154.2	7.3	2.6
Test & Measurement	3,767	3,175	592	18.6	26.5	23.7

Electronics Group	5,742	3,952	1,790	45.3	13.9	9.2

Total	11,075	7,701	3,374	43.8	10.0	6.6

Selling, general and administrative	10,900	8,775	(2,125)	(24.2)	9.9	7.5
Research and development	1,089	714	(375)	(52.5)	1.0	0.6
Amortization of intangible assets	58	164	106	64.6	—	0.1
Nonrecurring expense	—	1,248	1,248	NM	—	1.1

Operating loss	(972)	(3,200)	2,228	69.6	(0.9)	(2.7)

Interest expense, net	1,023	914	(109)	(11.9)	0.9	0.8
Other (income) expense, net	(924)	61	985	NM	(0.8)	0.1

Loss before income taxes	(1,071)	(4,175)	3,104	74.3	(1.0)	(3.6)
Income tax benefit	(136)	(1,874)	(1,738)	(92.7)	(0.1)	(1.6)

Net loss	$(935)	$(2,301)	$1,366	59.4%	(0.9)%	(2.0)%

Six Months Ended June 29, 2008 Compared to Six Months Ended July 1, 2007

	Six Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Six Months Ended
	June 29, 2008	July 1, 2007	Favorable (Unfavorable)	Favorable (Unfavorable)	June 29, 2007	July 1, 2008
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$138,915	$152,591	$(13,676)	(9.0)%	64.1%	67.0%
Aerospace & Defense	50,435	49,051	1,384	2.8	23.3	21.6
Test & Measurement	27,262	26,044	1,218	4.7	12.6	11.4

Electronics Group	77,697	75,095	2,602	3.5	35.9	33.0

Total	216,612	227,686	(11,074)	(4.9)	100.0	100.0

Cost of sales:
Industrial Group	126,753	143,522	16,769	11.7	91.2	94.1
Aerospace & Defense	45,899	45,119	(780)	(1.7)	91.0	92.0
Test & Measurement	20,157	19,337	(820)	(4.2)	73.9	74.2

Electronics Group	66,056	64,456	(1,600)	(2.5)	85.0	85.8

Total	192,809	207,978	15,169	7.3	89.0	91.3

Gross profit:
Industrial Group	12,162	9,069	3,093	34.1	8.8	5.9
Aerospace & Defense	4,536	3,932	604	15.4	9.0	8.0
Test & Measurement	7,105	6,707	398	5.9	26.1	25.8

Electronics Group	11,641	10,639	1,002	9.4	15.0	14.2

Total	23,803	19,708	4,095	20.8	11.0	8.7

Selling, general and administrative	21,054	19,371	(1,683)	(8.7)	9.7	8.5
Research and development	2,084	1,393	(691)	(49.6)	1.0	0.6
Amortization of intangible assets	129	328	199	60.7	—	0.1
Nonrecurring items	—	1,554	1,554	NM	—	0.7

Operating income (loss)	536	(2,938)	3,474	NM	0.3	(1.2)

Interest expense, net	1,975	1,633	(342)	(20.9)	0.9	0.7
Other (income) expense, net	(916)	41	957	NM	(0.4)	—

Loss before income taxes	(523)	(4,612)	4,089	88.7	(0.2)	(1.9)
Income tax expense (benefit)	27	(2,066)	(2,093)	NM	—	(0.9)

Net loss	$(550)	$(2,546)	$1,996	78.4%	(0.2)%	(1.0)%

Backlog. At June 29, 2008, backlog for our Aerospace & Defense segment increased $4.8 million to $97.9 million from $93.1 million at July 1, 2007, on a 3% increase in net orders to $49.3 million in the six months ended June 29, 2008 compared to $47.9 million in net orders in the first six months of 2007. Backlog for our Test & Measurement segment increased $2.9 million to $8.9 million at June 29, 2008, on $28.4 million in net orders compared to $26.5 million in net orders for the first six months of 2007. We expect to convert approximately 86% of the Aerospace & Defense backlog and 100% of the Test & Measurement backlog at June 29, 2008 to revenue during the next twelve months.

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group decreased $4.4 million and $13.7 million from the prior year second quarter and six month periods, respectively. Depressed market conditions for light trucks, commercial vehicles and trailers have contributed to volume related reductions in net revenue of approximately $10.3 million and $27.1 million for the second quarter and six month periods, respectively. Partially offsetting the volume change is an increase in steel prices, which is contractually passed through to customers under certain contracts, resulting in an increase in net revenue of $5.0 million and $9.2 million for the second quarter and six month periods, respectively. The Industrial

Group also realized an increase in net revenue of approximately $1.0 million and $4.4 million for the second quarter and six month periods, respectively, from contractual settlements with certain customers and other pricing related changes.

The Aerospace & Defense segment derives its revenue from product sales and technical outsourced services. Net revenue in the Aerospace & Defense segment decreased $2.4 million from the prior year second quarter, primarily due to reduced sales of certain data systems products. Although we experienced a different mix of revenue within our other product offerings and our electronic manufacturing services, these revenue sources were generally consistent with the comparable prior year quarter. The certification testing for a link encryption product also resulted in lower than expected revenue in the second quarter of 2008. Net revenue in the Aerospace & Defense segment increased $1.4 million from the prior year six month period. Although net revenue from certain data systems products decreased approximately $3.7 million from the comparable six month period of 2007, sales for link encryption and other products increased approximately $3.2 million and electronic manufacturing services revenue increased approximately $1.8 million.

The Test & Measurement segment derives its revenue from technical services and product sales. Technical services revenue accounted for approximately 88% of total Test & Measurement revenue in the first six months of 2008 and 2007, respectively. Test & Measurement segment net revenue increased $0.8 million and $1.2 million for the second quarter and six months ended June 29, 2008, respectively, primarily due to increased calibration services.

Gross Profit. The Industrial Group’s gross profit increased to $5.3 million in the second quarter of 2008 from $3.7 million in the prior year period. The Industrial Group’s gross profit increased to $12.2 million in the first six months of 2008 from $9.1 million in the prior year period. The volume based decline in net revenue generated a decrease in gross profit of approximately $1.9 million and $4.7 million for the second quarter and six month periods, respectively. Despite the volume decline, certain productivity related actions taken by the management contributed to the Industrial Group’s profitability in 2008. The combined effect of productivity improvements, the contractual settlements with certain customers and other pricing related changes resulted in a net favorable impact to gross profit of approximately $4.4 million and $8.7 million for the second quarter and six month periods, respectively. Costs for wages, benefits and utilities increased approximately $1.0 million in each of the second quarter and six month periods of 2008 as compared to the prior year periods. The increase in net revenue attributable to higher steel prices did not significantly impact gross profit, as this represents a direct pass through of material cost to the customer.

The Industrial Group’s gross profit as a percentage of revenue increased to 7.7% and 8.8% for the second quarter and six month periods of 2008, respectively, from 5.1% and 5.9% for the second quarter and six month periods of 2007, respectively. The depressed market conditions in the light truck, commercial vehicle and trailer markets are expected to continue in the second half of 2008, and we anticipate the corresponding volume decline for our business will result in lower net revenues and gross profits for the Industrial Group than we experienced in the first half of the year.

The Aerospace & Defense segment’s gross profit increased $1.2 million and $0.6 million in the second quarter and six month periods of 2008, respectively. The second quarter increase in gross profit reflects lower certification and launch costs for a secured communication product, an increased mix of space electronics manufacturing services and improved contributions from productivity initiatives. These factors offset the decline in gross profit from lower data systems product sales, which typically generate a higher margin rate than other products in the Electronics Group’s portfolio. The reasons for the decrease in gross profit for the six month period are generally consistent with the second quarter; however, the loss of a follow-on contract for an electronics manufacturing service program earlier in 2008 had an unfavorable impact on the six month comparison.

The Test & Measurement segment’s gross profit increased 18.6% or $0.6 million and 5.9% or $0.4 million for the second quarter and six month periods of 2008, respectively. The improvement in gross profit for both periods is primarily due to the increased sales volume and the impact of productivity initiatives partially offset by cost inflation. Gross profit as a percentage of revenue also increased to 26.5% and 26.1% for the second quarter and six month periods of 2008 from 23.7% and 25.8% for the second quarter and six month periods of 2007, respectively.

Selling, General and Administrative. Selling, general and administrative expense increased $2.1 million and $1.7 million for the second quarter and six month periods of 2008, respectively, primarily due to higher recruiting costs, employee benefit costs and compensation related expenses.

Research and Development. Research and development costs during the second quarter and six month periods ended June 29, 2008 increased from the prior year periods primarily due to new product development efforts for a next generation secured communications device within our Aerospace & Defense segment.

Nonrecurring Expense, Net. Nonrecurring items in 2007 include legal and professional fees incurred as a result of the Dana Bankruptcy filing.

Interest Expense. Interest expense for the second quarter and six months ended June 29, 2008 increased primarily due to an increase in the weighted average debt outstanding. Our weighted average debt outstanding increased to $56.2 million and $54.7 million for the second quarter and six month periods of 2008, respectively, from $51.0 million and $53.0 million during the second quarter and six month periods of 2007. The weighted average interest rate was 6.5% and 6.9% for the second quarter and six month periods of 2008, respectively, compared to 7.1% and 6.2% for the second quarter and six month periods of 2007.

Other Income, Net. Other income, net increased $1.0 million for the second quarter and six month periods ended June 29, 2008, primarily due to foreign currency transaction gains of $0.7 million in the current periods, while such amounts in the prior year periods were not significant.

Income Taxes. The provision for income taxes in the second quarter and six month periods of 2008 includes a valuation allowance on the deferred tax assets generated by domestic operating losses. The requirement for a valuation allowance limits the domestic tax benefit recognized in 2008 and, when combined with the tax expense recorded on the profitable Mexico operations, results in a tax expense on the consolidated pre-tax loss for the six months ended June 29, 2008.

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities was $9.2 million in the first six months of 2008, as compared to $4.4 million in 2007. Accounts receivable increased in 2008 and used $2.5 million, as revenue was $110.3 million in the second quarter of 2008 as compared to $103.7 million in the fourth quarter of 2007. Inventory decreased in 2008 and provided $1.3 million, primarily due to volume reductions in the Industrial Group. Other current assets decreased in 2008 and provided $4.6 million, primarily due to a $6.9 million receipt associated with the Dana settlement. Accounts payable increased in 2008 and provided $8.6 million primarily due to the timing of disbursements for inventory and capital expenditures. Accrued liabilities decreased in 2008 and used $11.5 million, primarily due to a $9.5 million payment for the 2007 Mexico income tax liability. Other noncash charges in 2008 includes the amortization of deferred revenue attributable to the Dana settlement.

Net cash used in investing activities increased $3.4 million to $7.0 million for the first six months of 2008, primarily due to higher capital expenditures.

Net cash used in financing activities was $3.2 million in the first six months of 2008, as compared to $13.8 million in the first six months of 2007, primarily due to principal payments of $25.0 million on the Senior Notes in the prior year period. There was a net reduction of $2.0 million in the outstanding balance of the Revolving Credit Agreement in the first six months of 2008, as compared to a net increase of $13.0 million in 2007.

We had total borrowings under our Revolving Credit Agreement of $33.0 million at June 29, 2008 and an unrestricted cash balance of $13.7 million. Approximately $1.9 million of the unrestricted cash balance relates to our Mexican subsidiaries. Maximum borrowings on the Revolving Credit Agreement are $50.0 million, with $50.0 million of additional borrowings available upon lead bank approval. Standby letters of credit up to a maximum of $15.0 million may be issued under the Revolving Credit Agreement of which $1.9 million were issued at June 29, 2008.

As of June 29, 2008, our principal commitment under the Revolving Credit Agreement is due in October 2009, while our principal commitment under the Senior Notes is $4.1 million, $15.0 million and $10.9 million due in 2009, 2011 and 2012, respectively. We also had purchase commitments totaling approximately $40.2 million at June 29, 2008, primarily for inventory and manufacturing equipment.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no significant changes in our critical accounting policies during the six month period ended June 29, 2008, except for the treatment of securities impairment, for which our new policy is outlined below.

As of June 29, 2008, we accounted for all of our marketable securities as available-for-sale. We evaluate our available-for-sale securities for other-than-temporary impairment under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). SFAS No. 115 requires an investor to determine when an investment is considered impaired (i.e., the fair value is below its cost), evaluate whether the impairment is other-than-temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

The Company’s available-for-sale securities are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. The fair value of securities in the portfolio is based on published or securities dealers’ market values. The Company periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value is other-than-temporary. If such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis, and the resulting loss is charged to earnings. At June 29, 2008, the Company carried no other-than-temporarily impaired securities.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our ability to liquidate our equity interests in Dana Holding Corporation (NYSE:DAN) at satisfactory valuation levels1; potential impairments, non-recoverability or write-offs of goodwill, assets or deferred costs, including deferred tax assets in the U.S.; compliance with covenants in, or acceleration of, our loan and other debt agreements; costs and inefficiencies of restructuring our manufacturing capacity; breakdowns, relocations or major repairs of machinery and equipment; our inability to successfully launch new or next generation programs; the cost, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; cyclical or other downturns; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; failure to adequately insure or to identify environmental or other insurable risks; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; changes in government or other customer programs; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; revised contract prices or estimates of major contract costs; dependence on, recruitment or retention of key employees; union negotiations; pension valuation, health care or other benefit costs; labor relations; strikes; risks of foreign operations; currency exchange rates; the costs and supply of debt, equity capital, or insurance; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; weaknesses in internal controls; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions; disputes or litigation, involving customer, supplier, creditor, stockholder, product liability, asbestos-related or environmental claims; war, terrorism or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and prices for equity securities.

Interest Rate Risk

All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.50% at June 29, 2008) based upon our leverage ratio. A change in interest rates of 100 basis points would result in additional interest expense of $0.3 million on an annualized basis, based upon our debt outstanding at June 29, 2008. A change in fixed interest rates of 100 basis points would change the fair value of our Senior Notes by $1.0 million. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurances that the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates.

[1]	As of June 29, 2008, we have received distributions of approximately 3.2 million shares of DAN common stock. Due to market conditions and certain other factors, we believe that the recent trading prices of DAN common stock do not reflect its longer-term value. However, if we sell these shares at current prices or such prices otherwise reflect a decline in value which is deemed to be “other than temporary,” our business, results of operations, covenants in our loan and other debt agreements, cash flows and financial condition could be materially adversely impacted.

Foreign Exchange Risk

Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains related to U.S. dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. dollars. A one percent change in foreign currency exchange rates would result in remeasurement gain or loss of approximately $0.2 million on an annualized basis, based upon the U.S. dollar denominated accounts of our foreign subsidiary at June 29, 2008. For the second quarter and six months ended June 29, 2008, other income, net includes foreign currency transaction gains of $0.7 million. Similar amounts for 2007 were not significant.

Equity Price Risk

With respect to our ownership of common stock in DAN, we are also subject to equity price risk. The Company received approximately 3.1 million shares of DAN common stock in its initial distribution from the bankruptcy estate on February 11, 2008 and received an additional 0.1 million shares on April 21, 2008. Subsequent distributions are anticipated following the resolution of disputed matters within the estate. The Company anticipates receiving approximately 0.6 million additional shares following the resolution of these matters. Based on these assumptions, a permanent change of $1.00 per share in the value of DAN stock would change the fair value of our holdings at June 29, 2008 by approximately $3.8 million.

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

On May 12, 2008, the Company completed a participant equity exchange offer under which participants in the Company’s equity incentive plan were able to exchange certain vested and underwater options for lesser quantities of new options or stock. As a result of the exchange, 255 shares were withheld by the Company for payment of employee payroll taxes related to such exchange program. Common shares repurchased were cancelled on May 12, 2008. The following table summarizes our repurchases during the second quarter ended June 29, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 12, 2008	255	$4.48	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on April 22, 2008 in Louisville, Kentucky. At the meeting, stockholders elected three Class III directors for a term of three years pursuant to the following votes:

Class III Director	Votes in Favor	Votes Withheld
William G. Ferko	17,062,268	534,292
Jeffrey T. Gill	17,062,755	533,805
Sidney R. Petersen	16,989,797	606,763

The total number of shares of common stock outstanding as of March 5, 2008, the record date of the Annual Meeting of Stockholders, was 19,347,675.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007, replaces Exhibit 10.1, redacted copy of Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: August 7, 2008	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date: August 7, 2008	By:	/s/ M. Glen French
(M. Glen French)
Controller (Principal Accounting Officer)