Form 10-Q
period 2008-09-28
SYPRIS SOLUTIONS INC
filed 2008-11-05
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 28, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 24, 2008, the Registrant had 19,298,003 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$80,145	$86,897	$258,381	$273,241
Products	20,012	17,623	58,388	58,965

Total net revenue	100,157	104,520	316,769	332,206

Cost of sales:
Outsourced services	77,607	80,182	238,755	253,587
Products	15,895	13,866	47,556	48,439

Total cost of sales	93,502	94,048	286,311	302,026

Gross profit	6,655	10,472	30,458	30,180

Selling, general and administrative	10,431	10,369	31,485	29,740
Research and development	938	608	3,022	2,001
Amortization of intangible assets	42	129	171	457
Nonrecurring items	655	(4,835)	655	(3,281)

Operating (loss) income	(5,411)	4,201	(4,875)	1,263

Interest expense, net	1,093	991	3,068	2,624
Other expense (income), net	1,050	(26)	134	15

(Loss) income before income taxes	(7,554)	3,236	(8,077)	(1,376)
Income tax expense (benefit)	202	599	229	(1,467)

Net (loss) income	$(7,756)	$2,637	$(8,306)	$91

(Loss) earnings per common share:
Basic	$(0.42)	$0.14	$(0.45)	$0.00
Diluted	$(0.42)	$0.14	$(0.45)	$0.00
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09

Weighted average shares outstanding:
Basic	18,369	18,314	18,354	18,196
Diluted	18,369	18,548	18,354	18,351

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 28, 2008	December 31, 2007
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$14,552	$14,622
Restricted cash	626	883
Accounts receivable, net	56,699	59,067
Inventory, net	68,587	71,789
Other current assets	34,768	107,132

Total current assets	175,232	253,493

Investment in marketable securities	18,164	—
Property, plant and equipment, net	126,130	137,104
Goodwill	14,277	14,277
Other assets	25,259	17,186

Total assets	$359,062	$422,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,823	$54,119
Accrued liabilities	25,134	41,933
Current portion of long-term debt	4,091	5,000

Total current liabilities	91,048	101,052
Long-term debt	60,909	60,000
Other liabilities	46,949	53,529

Total liabilities	198,906	214,581

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 19,496,620 shares issued and 19,277,645 shares outstanding in 2008 and 19,205,247 shares issued and 19,078,440 shares outstanding in 2007	195	192
Additional paid-in capital	146,709	146,025
Retained earnings	55,385	65,402
Accumulated other comprehensive loss	(42,131)	(3,943)
Treasury stock, 218,975 and 126,807 shares in 2008 and 2007, respectively	(2)	(197)

Total stockholders’ equity	160,156	207,479

Total liabilities and stockholders’ equity	$359,062	$422,060

Note: The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(8,306)	$91
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,621	21,738
Noncash compensation expense	901	1,276
Other noncash items	(7,888)	(23,359)
Change in operating assets and liabilities:
Accounts receivable	2,910	(5,377)
Inventory	1,916	(3,916)
Other current assets	6,230	(3,414)
Accounts payable	8,066	(3,221)
Accrued liabilities	(13,351)	12,897

Net cash provided by (used in) operating activities	10,099	(3,285)

Cash flows from investing activities:
Capital expenditures, net	(9,484)	(5,118)
Proceeds from sale of assets	998	22
Changes in nonoperating assets and liabilities	51	(267)

Net cash used in investing activities	(8,435)	(5,363)

Cash flows from financing activities:
Net change in debt under revolving credit agreements	—	20,000
Payments on Senior Notes	—	(25,000)
Debt modification costs	—	(885)
Cash dividends paid	(1,734)	(1,690)
Proceeds from issuance of common stock	—	168

Net cash used in financing activities	(1,734)	(7,407)

Net decrease in cash and cash equivalents	(70)	(16,055)
Cash and cash equivalents at beginning of period	14,622	32,400

Cash and cash equivalents at end of period	$14,552	$16,345

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, Sypris or the Company), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended September 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2007 as presented in the Company’s Annual Report on Form 10-K.

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

On December 12, 2007 the bankruptcy court approved Dana’s plan of reorganization. Pursuant to the terms included therein, the Company became entitled to receive an initial distribution of 3,090,408 shares of common stock in Dana Holding Corporation (DAN), the right to participate in additional distributions of reserved shares of common stock of DAN if certain disputed matters are ultimately resolved for less than Dana’s reserves for those matters (estimated by the Company to represent an additional 739,000 shares) and the right to receive a distribution of cash. Dana emerged from bankruptcy on January 31, 2008, and on February 1, 2008, the newly issued shares of Dana Holding Corporation began trading on the New York Stock Exchange. On February 11, 2008, the Company received its initial distribution of common stock, and on March 18, 2008 the Company received its cash distribution totaling $6,891,188. On April 21, 2008 and July 30, 2008, the Company received 114,536 and 152,506 of DAN common shares, respectively, representing approximately 36% of the total 739,000 additional common shares the Company expects to receive.

The aforementioned cash distribution was recorded as a reduction in the Company’s $76,483,000 recorded basis in the claim. Of the remaining $69,592,000, $56,162,000 was attributed to the initial distribution of shares received by the Company in February, 2008, $2,081,000 was attributed to the shares received by the Company in April, 2008, and $2,771,000 was attributed to the shares received by the Company in July, 2008. The remaining $8,578,000 is attributed to the 472,000 of additional shares expected to be received by the Company as additional distributions. If the Company ultimately receives fewer additional shares than expected, these allocations would be adjusted on a pro rata basis.

The Company accounts for its common stock in DAN in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). The Company accounts for its shares as available-for-sale securities with associated unrealized holding gains or losses reported as a component of other comprehensive loss or income. The Company has not sold any of its common stock in DAN, and at September 28, 2008, the basis and fair value of the Company’s holdings of DAN common stock amounted to $61,015,000 and $18,164,000, respectively. Unrealized holding losses recorded in other comprehensive loss totaled $38,673,000, net of income taxes of $4,178,000. See Note 6 for further information.

The Company believes that the price for Dana’s common stock at September 28, 2008 is temporarily depressed. A number of market issues including sub-prime lending practices, tightening credit markets and recession concerns have driven market prices down. A substantial portion of the owners of DAN stock were contractually restricted from trading those shares through July of 2008, while many equity mutual funds remained restricted from purchasing stock in businesses that have recently emerged from bankruptcy. The automotive sector has been under considerable scrutiny due to bankruptcies, sharply declining light vehicle sales and significant losses recorded by major companies within the sector. At September 28, 2008, the Company believed that these negative factors were likely to begin to improve in the near term and that it possessed the ability and intent to hold its shares of Dana common stock until a full recovery of the current carrying value occurs. However, there can be no assurance that, under applicable accounting principles, unrealized holding losses will not be deemed “other-than-temporary” and be recognized through the Company’s statement of operations in future periods, which could materially adversely affect the Company’s business, results of operations and financial condition.

At September 28, 2008, the Company’s right to participate in additional distributions of DAN common stock, presently estimated to be 472,000 additional shares, was carried at $8,578,000 in other assets. Had these shares been received at September 28, 2008, the Company would have recorded an additional $5,101,000 unrealized holding loss to other comprehensive loss, net of income taxes of $923,000. See Note 14 for further information.

(5)	(Loss) Earnings Per Common Share

There were no adjustments required to be made to net (loss) income for purposes of computing basic and diluted (loss) earnings per common share. A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) earnings per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(Unaudited)		(Unaudited)
Shares used to compute basic (loss) earnings per common share	18,369	18,314	18,354	18,196
Dilutive effect of equity awards	—	234	—	155

Shares used to compute diluted (loss) earnings per common share	18,369	18,548	18,354	18,351

(6)	Investment in Marketable Securities

The valuation of our investment in DAN, a marketable security accounted for pursuant to SFAS No. 115, is classified as available-for-sale and measured at fair value as determined by a quoted market price. The related unrealized holding losses are currently excluded from operations and recorded in accumulated other comprehensive loss on the consolidated balance sheets. At September 28, 2008, the Company owned 3,357,450 shares of DAN with a market value of $5.41 per share, which resulted in an unrealized loss of $38,673,000, net of a deferred tax benefit of $4,178,000, included in accumulated other comprehensive loss as of such date. The deferred tax benefit is net of a valuation allowance of $2,387,000 associated with the unrealized capital loss portion for our foreign subsidiary, as the Company has no assurance of generating capital gains in the future in order to realize the tax benefit. The deferred tax benefit associated with the unrealized loss for our domestic operations has been fully reserved. At September 28, 2008, this decline was considered by the Company to be temporary (see Note 4). Realized gains and losses and declines in value judged to be other-than-temporary will be included in other expense (income), if and when recorded. In accordance with SFAS No. 157, the fair value of DAN shares was valued based on quoted market prices in active markets for identical shares.

The following table summarizes marketable securities as of September 28, 2008 (in thousands):

	Basis	Gross Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Fair Value At Quoted Prices in Active Markets (Level 1)
Investment in marketable securities	$61,015	$(42,851)	$—	$18,164

(7)	Inventory

Inventory consisted of the following (in thousands):

	September 28, 2008	December 31, 2007
	(Unaudited)
Raw materials, including perishable tooling of $896 and $1,129 in 2008 and 2007, respectively	$19,201	$21,140
Work in process	12,380	12,815
Finished goods	7,076	7,439
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	37,103	39,936
Progress payments related to long-term contracts and programs	(1,531)	(2,565)
Reserve for excess and obsolete inventory	(5,642)	(6,976)

	$68,587	$71,789

(8)	Segment Data

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

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$57,969	$67,595	$196,884	$220,186
Aerospace & Defense	28,123	23,604	78,558	72,655
Test & Measurement	14,065	13,321	41,327	39,365

Electronics Group	42,188	36,925	119,885	112,020

	$100,157	$104,520	$316,769	$332,206

Gross profit:
Industrial Group	$306	$4,713	$12,468	$13,782
Aerospace & Defense	2,841	2,471	7,377	6,403
Test & Measurement	3,508	3,288	10,613	9,995

Electronics Group	6,349	5,759	17,990	16,398

	$6,655	$10,472	$30,458	$30,180

Operating (loss) income:
Industrial Group	$(2,487)	$8,271	$4,125	$12,622
Aerospace & Defense	(1,599)	(660)	(4,344)	(3,548)
Test & Measurement	606	311	1,954	1,709

Electronics Group	(993)	(349)	(2,390)	(1,839)
General, corporate and other	(1,931)	(3,721)	(6,610)	(9,520)

	$(5,411)	$4,201	$(4,875)	$1,263

	September 28, 2008	December 31, 2007
	(Unaudited)
Total assets:
Industrial Group	$213,494	$264,182
Aerospace & Defense	95,058	108,189
Test & Measurement	31,026	30,337

Electronics Group	126,084	138,526
General, corporate and other	19,484	19,352

	$359,062	$422,060

(9)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. A summary of changes in the warranty accrual, which is included in accrued liabilities in the accompanying balance sheets, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(Unaudited)		(Unaudited)
Balance at the beginning of the period	$476	$226	$522	$242
Accruals for warranties for products sold in the period	167	154	468	344
Fulfillment of warranty obligations	(220)	(143)	(542)	(349)
Revisions of estimated obligations	—	—	(25)	—

Balance at the end of the period	$423	$237	$423	$237

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

As of September 28, 2008, the Company had outstanding purchase commitments of approximately $32,851,000, primarily for the acquisition of inventory and manufacturing equipment. As of September 28, 2008, the Company also had outstanding letters of credit approximating $1,896,000 primarily under a captive insurance program.

(10)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company expects to generate income in 2008 from its foreign operations, which are taxed at a 28% statutory rate. The Company expects to generate a loss in 2008 from its domestic operations, which are subject to a federal statutory rate of 35%. It is anticipated that the Company will record a valuation allowance against a large portion of the deferred tax asset generated by the domestic operating loss. Reconciling items between the federal statutory rate and the effective tax rate include state income taxes, valuation allowances, provision to return differences and other permanent differences.

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on the Company’s current forecast, a valuation allowance of $4,067,000 was recorded through earnings for the nine months ended September 28, 2008; however, there can be no assurances that the Company’s forecasts are now, or in the future will be, accurate or that other factors impacting this deferred tax asset will not materially and adversely affect its business, results of operations and financial condition.

The Company’s Mexican subsidiary is currently under a routine audit by the Mexican Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for the periods from May 27, 2004 through July 20, 2007. Proposed audit adjustments, if any, could significantly impact the Company’s operating results.

(11)	Employee Benefit Plans

Pension benefit consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(Unaudited)		(Unaudited)
Service cost	$4	$14	$54	$70
Interest cost on projected benefit obligation	549	525	1,709	1,621
Net amortizations, deferrals and other costs	1	24	55	126
Expected return on plan assets	(800)	(777)	(2,426)	(2,327)

	$(246)	$(214)	$(608)	$(510)

(12)	Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized losses on available-for-sale securities, employee benefit related adjustments and foreign currency translation adjustments.

The components of comprehensive (loss) income, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(Unaudited)		(Unaudited)
Net (loss) income	$(7,756)	$2,637	$(8,306)	$91
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $276 and $4,178 for the three and nine months ended September 28, 2008, respectively	(1,799)	—	(38,673)	—
Foreign currency translation adjustments	(1,885)	(294)	485	(422)

Total comprehensive (loss) income	$(11,440)	$2,343	$(46,494)	$(331)

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 28, 2008	December 31, 2007
	(Unaudited)
Foreign currency translation adjustments	$1,012	$527
Unrealized loss on available-for-sale securities, net of tax	(38,673)	—
Employee benefit related adjustments, net of tax	(4,470)	(4,470)

Accumulated other comprehensive loss	$(42,131)	$(3,943)

On September 28, 2008 the Company was in compliance with its debt covenants. Such covenants include minimum net worth requirements exclusive of charges to accumulated other comprehensive loss. If the unrealized loss on available-for-sale securities related to the Company’s investment in DAN common stock (see Notes 4 and 6) had been recorded through earnings at September 28, 2008, a violation of the minimum net worth covenant would have resulted.

(13)	Nonrecurring Items

Nonrecurring items in 2008 include severance and information technology costs related to the decision to merge Sypris Electronics and Sypris Data Systems into a single organization within the Aerospace & Defense segment. Nonrecurring items in 2007 include the gain recognized as part of the Dana settlement agreement offset by the write-off of certain accounts receivable and other assets, legal and professional fees incurred as a result of the Dana Bankruptcy filing and other transaction related costs.

(14)	Subsequent Events

On October 10, 2008, the Company received 384,931 common shares of DAN representing approximately 82% of the total 472,000 additional common shares the Company expected to receive as of September 28, 2008 (see Note 4). The Company expects to receive approximately 87,000 additional shares of future distributions, subject to certain settlements by the Dana Corporation bankruptcy estate.

On October 10, 2008, the Board of Directors approved a plan to close the Company’s Kenton, Ohio facility. The Kenton, Ohio facility currently employs approximately 117 people. The plan includes the relocation of certain production to the Company’s Morganton, North Carolina facility which will begin to transition during the fourth quarter of 2008. Transition of the operation is expected to be completed by the second quarter of 2009.

Since September 28, 2008, the Dow Jones Industrial average has fallen from 11,143 to as low as 8,176 on October 27, 2008. A number of major financial institutions have failed, merged or received involuntary infusions of cash from the United States Treasury Department. The environment for obtaining commercial loans and other forms of debt financing has changed dramatically. Given the rapid pace of regulatory change as well as economic volatility, we are continuing to evaluate the ultimate impact of these developments on our financial condition, estimates, reserves or other aspects of our businesses.

As of November 3, 2008, the closing price for DAN common stock was $2.09 per share. Should the price for DAN stock remain at the November 3, 2008 price and the decline in value be considered “other-than-temporary”, the Company would be required to take a charge of $56.3 million, net of $5.3 million of income taxes, through its results of operations. Such a charge would likely result in a violation of the Company’s minimum net worth covenants under its Revolving Credit Facility and Senior Notes as of December 31, 2008, based on current financial projections. In the event of such an occurrence, the Company would seek a waiver from its current creditors. There can be no assurance that in such an event a waiver could be obtained from the Company’s current creditors or if so it would be on terms satisfactory to the Company.

On October 27, 2008, the Company gave notice of its intent to terminate the lease of its 26,300 square foot facility in San Dimas, California. Under the terms of the lease, the Company had a one-time right to terminate the lease at its mid-point in exchange for a $915,000 termination fee. The termination fee, payable in June 2009, will be recorded as a charge to the statement of operations in the fourth quarter consistent with requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The tables presented below, which compare our results of operations for the three and nine month periods from 2008 to 2007, present the results for each period, the change in those results from 2008 to 2007 in both dollars and percentage change and the results for each period as a percentage of net revenue. The columns present the following:

•	The first two data columns in the tables show the absolute results for each period presented.

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

•

The last two columns in the tables show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics.

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended September 28, 2008 Compared to Three Months Ended September 30, 2007

	Three Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Favorable (Unfavorable)	Favorable (Unfavorable)	Sept. 28, 2008	Sept. 30, 2007
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$57,969	$67,595	$(9,626)	(14.2)%	57.9%	64.7%
Aerospace & Defense	28,123	23,604	4,519	19.1	28.1	22.6
Test & Measurement	14,065	13,321	744	5.6	14.0	12.7

Electronics Group	42,188	36,925	5,263	14.3	42.1	35.3

Total	100,157	104,520	(4,363)	(4.2)	100.0	100.0

Cost of sales:
Industrial Group	57,663	62,882	5,219	8.3	99.5	93.0
Aerospace & Defense	25,282	21,133	(4,149)	(19.6)	89.9	89.5
Test & Measurement	10,557	10,033	(524)	(5.2)	75.1	75.3

Electronics Group	35,839	31,166	(4,673)	(15.0)	85.0	84.4

Total	93,502	94,048	546	0.6	93.4	90.0

Gross profit:
Industrial Group	306	4,713	(4,407)	(93.5)	0.5	7.0
Aerospace & Defense	2,841	2,471	370	15.0	10.1	10.5
Test & Measurement	3,508	3,288	220	6.7	24.9	24.7

Electronics Group	6,349	5,759	590	10.2	15.0	15.6

Total	6,655	10,472	(3,817)	(36.4)	6.6	10.0

Selling, general and administrative	10,431	10,369	(62)	(0.6)	10.4	9.9
Research and development	938	608	(330)	(54.3)	0.9	0.6
Amortization of intangible assets	42	129	87	67.4	—	0.1
Nonrecurring expense	655	(4,835)	(5,490)	NM	0.7	(4.6)

Operating (loss) income	(5,411)	4,201	(9,612)	NM	(5.4)	4.0
Interest expense, net	1,093	991	(102)	(10.3)	1.1	0.9
Other expense (income), net	1,050	(26)	(1,076)	NM	1.0	—

(Loss) income before income taxes	(7,554)	3,236	(10,790)	NM	(7.5)	3.1
Income tax expense	202	599	397	66.3	0.2	0.6

Net (loss) income	$(7,756)	$2,637	$(10,393)	NM	(7.7)%	2.5%

Nine Months Ended September 28, 2008 Compared to Nine Months Ended September 30, 2007

	Nine Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Favorable (Unfavorable)	Favorable (Unfavorable)	Sept. 28, 2008	Sept. 30, 2007
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$196,884	$220,186	$(23,302)	(10.6)%	62.2%	66.3%
Aerospace & Defense	78,558	72,655	5,903	8.1	24.8	21.9
Test & Measurement	41,327	39,365	1,962	5.0	13.0	11.8

Electronics Group	119,885	112,020	7,865	7.0	37.8	33.7

Total	316,769	332,206	(15,437)	(4.6)	100.0	100.0

Cost of sales:
Industrial Group	184,416	206,404	21,988	10.7	93.7	93.7
Aerospace & Defense	71,181	66,252	(4,929)	(7.4)	90.6	91.2
Test & Measurement	30,714	29,370	(1,344)	(4.6)	74.3	74.6

Electronics Group	101,895	95,622	(6,273)	(6.6)	85.0	85.4

Total	286,311	302,026	15,715	5.2	90.4	90.9

Gross profit:
Industrial Group	12,468	13,782	(1,314)	(9.5)	6.3	6.3
Aerospace & Defense	7,377	6,403	974	15.2	9.4	8.8
Test & Measurement	10,613	9,995	618	6.2	25.7	25.4

Electronics Group	17,990	16,398	1,592	9.7	15.0	14.6

Total	30,458	30,180	278	0.9	9.6	9.1

Selling, general and administrative	31,485	29,740	(1,745)	(5.9)	9.9	9.0
Research and development	3,022	2,001	(1,021)	(51.0)	1.0	0.6
Amortization of intangible assets	171	457	286	62.6	—	0.1
Nonrecurring items	655	(3,281)	(3,936)	NM	0.2	(1.0)

Operating (loss) income	(4,875)	1,263	(6,138)	NM	(1.5)	0.4
Interest expense, net	3,068	2,624	(444)	(16.9)	1.0	0.8
Other expense, net	134	15	(119)	(793.3)	—	—

Loss before income taxes	(8,077)	(1,376)	(6,701)	(487.0)	(2.5)	(0.4)
Income tax expense (benefit)	229	(1,467)	(1,696)	(115.6)	0.1	(0.4)

Net (loss) income	$(8,306)	$91	$(8,397)	NM	(2.6)%	—%

Backlog. At September 28, 2008, backlog for our Aerospace & Defense segment decreased $2.7 million to $102.0 million from $104.7 million at September 30, 2007, on a 2% decrease in net orders to $81.4 million in the nine months ended September 28, 2008 compared to $83.1 million in net orders in the first nine months of 2007. Backlog for our Test & Measurement segment increased $1.3 million to $7.3 million at September 28, 2008, on $40.9 million in net orders compared to $39.8 million in net orders for the first nine months of 2007. We expect to convert approximately 84% of the Aerospace & Defense backlog and 100% of the Test & Measurement backlog at September 28, 2008 to revenue during the next twelve months.

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group decreased $9.6 million and $23.3 million from the prior year third quarter and nine month periods, respectively. Depressed market conditions for light trucks, commercial vehicles and trailers have contributed to volume related reductions in net revenue of approximately $12.9 million and $40.5 million for the third quarter and nine month periods, respectively. Partially offsetting the volume change is an increase in steel prices, which is contractually passed through to customers under certain contracts, resulting in an increase in net revenue of $5.6 million and $14.6 million for the third quarter and nine month periods, respectively. The Industrial

Group also realized a decrease in net revenue of $2.3 million for the third quarter as a result of lower revenue from contractual settlements and pricing as compared to the prior year period. Net revenue for the nine months ended September 28, 2008 increased approximately $2.6 million over the prior year as a result of contractual settlements with certain customers and other pricing related changes.

The Aerospace & Defense segment derives its revenue from product sales and technical outsourced services. Net revenue in the Aerospace & Defense segment increased $4.5 million and $5.9 million for the third quarter and nine month periods, respectively, primarily due to increased sales of link encryption products. Offsetting this was a reduction in sales of certain data recording products of $0.9 million and $4.5 million, respectively for the three and nine months ended September 28, 2008.

The Test & Measurement segment derives its revenue from technical services and product sales. Technical services revenue accounted for approximately 86% of total Test & Measurement revenue in the nine months of 2008 compared to 89% for the nine months of 2007. Test & Measurement segment net revenue increased $0.7 million from the prior year third quarter primarily as a result of a $0.9 million increase in sales of magnetic meters and sensors, partially offset by a $0.4 million decrease in component screening services. Net revenue increased $2.0 million for the nine months ended September 28, 2008 primarily due to a $1.1 million increase in sales of magnetic meters and sensors and a $0.8 million increase in calibration services.

Gross Profit. The Industrial Group’s gross profit of $0.3 million and $12.5 million in the third quarter and nine month periods of 2008, respectively, decreased from $4.7 million and $13.8 million in the third quarter and nine month periods of 2007, respectively, primarily as a result of decreased sales volumes, higher utilities and higher labor and related costs. This was partially offset by various productivity improvements made during the periods.

The Industrial Group’s gross profit as a percentage of revenue decreased to 0.5% from 7.0% for the third quarter of 2008 but remained flat at 6.3% for the nine month periods of 2008 and 2007, respectively. The depressed market conditions in the light truck, commercial vehicle and trailer markets are expected to continue into the fourth quarter of 2008, and we anticipate the corresponding volume decline for our business will result in lower net revenues and gross profits for the Industrial Group for the remainder of 2008.

The Aerospace & Defense segment’s gross profit increased $0.4 million and $1.0 million for the third quarter and nine month periods of 2008, respectively, primarily due to increased revenues. Gross profit as a percentage of revenue in the third quarter of 2008 decreased to 10.1% from 10.5%. For the nine month periods ended, gross profit as a percentage of revenue improved to 9.4% in 2008 from 8.8% in 2007.

The Test & Measurement segment’s gross profit increased 6.7% or $0.2 million and 6.2% or $0.6 million for the third quarter and nine month periods of 2008, respectively. The improvement in gross profit for both periods is primarily due to the increased sales volume and the impact of productivity initiatives partially offset by cost inflation. Gross profit as a percentage of revenue also increased to 24.9% and 25.7% for the third quarter and nine month periods of 2008 from 24.7% and 25.4% for the third quarter and nine month periods of 2007, respectively.

Selling, General and Administrative. Selling, general and administrative expense increased $0.1 million and $1.7 million for the third quarter and nine month periods of 2008, respectively, primarily due to higher labor and related costs.

Research and Development. Research and development costs during the third quarter and nine month periods ended September 28, 2008 increased from the prior year periods primarily due to new product development efforts for a next generation secured communications device within our Aerospace & Defense segment.

Nonrecurring Expense, Net. Nonrecurring items in 2008 include severance and information technology costs related to the decision to merge Sypris Electronics and Sypris Data Systems into a single organization within the Aerospace & Defense segment. Nonrecurring items in 2007 include the gain recognized as part of the Dana settlement agreement offset by the write-off of certain accounts receivable and other assets, legal and professional fees incurred as a result of the Dana Bankruptcy filing and other transaction related costs.

Interest Expense. Interest expense for the third quarter and nine months ended September 28, 2008 increased primarily due to an increase in the weighted average debt outstanding. Our weighted average debt outstanding increased to $57.0 million and $55.4 million for the third quarter and nine month periods of 2008, respectively, from $50.8 million and $52.3 million during the third quarter and nine month periods of 2007. The weighted average interest rate was 6.4% and 6.7% for the third quarter and nine month periods of 2008, respectively, compared to 7.3% and 6.6% for the third quarter and nine month periods of 2007.

Other Expense (Income), Net. Other expense, net increased $1.1 million and $0.1 million for the third quarter and nine month periods ended September 28, 2008, primarily due to foreign currency transaction losses of $1.0 million and $0.3 respectively, while such amounts in the prior year periods were not significant.

Income Taxes. The provision for income taxes in the third quarter and nine month periods of 2008 includes a valuation allowance on the deferred tax assets generated by domestic operating losses. The requirement for a valuation allowance limits the domestic tax benefit recognized in 2008 and, when combined with the tax expense recorded on the profitable Mexico operations, results in a tax expense on the consolidated pre-tax loss for the quarter and nine months ended September 28, 2008.

Liquidity, Capital Resources and Financial Condition

Net cash provided by operating activities was $10.1 million in the first nine months of 2008, as compared to $3.3 million net cash used in 2007. Accounts receivable decreased in 2008 and provided $2.9 million, as a result of a continued emphasis on collections with significant customers. Inventory decreased in 2008 and provided $1.9 million, primarily due to volume reductions in the Industrial Group. Other current assets decreased in 2008 and provided $6.2 million, primarily due to a $6.9 million receipt associated with the Dana settlement. Accounts payable increased in 2008 and provided $8.1 million primarily due to the timing of disbursements for inventory and capital expenditures. Accrued liabilities decreased in 2008 and used $13.4 million, primarily due to a $9.5 million payment for the 2007 Mexico income tax liability. Other noncash items in 2008 include the amortization of deferred revenue attributable to the Dana settlement.

Net cash used in investing activities increased $3.1 million to $8.4 million for the first nine months of 2008, primarily due to higher capital expenditures.

Net cash used in financing activities was $1.7 million in the first nine months of 2008, as compared to $7.4 million in the first nine months of 2007, primarily due to additional payments on debt of $5.0 million in the prior year period.

We had total borrowings under our Revolving Credit Agreement of $35.0 million at September 28, 2008 and an unrestricted cash balance of $14.6 million. Approximately $2.8 million of the unrestricted cash balance relates to our Mexican subsidiaries. Maximum borrowings on the Revolving Credit Agreement are $50.0 million, with $50.0 million of additional borrowings available upon lead bank approval. Standby letters of credit up to a maximum of $15.0 million may be issued under the Revolving Credit Agreement of which $1.9 million were issued at September 28, 2008.

As of September 28, 2008, our principal commitment under the Revolving Credit Agreement is due in October 2009, while our principal commitment under the Senior Notes is $4.1 million, $15.0 million and $10.9 million due in 2009, 2011 and 2012, respectively. We also had purchase commitments totaling approximately $32.9 million at September 28, 2008, primarily for inventory and manufacturing equipment.

We believe that sufficient resources will be available to satisfy our cash requirements for at least the next twelve months. Our assessment of the availability of funds for the next twelve months is based in part on our intent to renegotiate our current Revolving Credit Agreement and Senior Notes or to retire both of these obligations in connection with the execution of new debt financing agreements. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financings or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our business, consolidated results of operations and financial condition could be adversely affected.

On September 28, 2008 the Company was in compliance with its debt covenants. As of November 3, 2008, the closing price for DAN common stock was $2.09 per share. Should the price for DAN stock remain at the

November 3, 2008 price and the decline in value be considered “other-than-temporary”, the Company would be required to take a charge of $56.3 million, net of $5.3 million of income taxes, through its results of operations. Such a charge would likely result in a violation of the Company’s minimum net worth covenants under its Revolving Credit Agreement and Senior Notes as of December 31, 2008, based on current financial projections. In the event of such an occurrence, the Company would seek a waiver from its current creditors. There can be no assurance that in such an event a waiver could be obtained from the Company’s current creditors or if so it would be on terms satisfactory to the Company.

Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our rate of growth. If we make significant acquisitions, if our largest customers experience financial difficulty, if we do not remain in compliance with applicable covenants in any debt or other financing obligations or if working capital and capital expenditure requirements exceed expected levels during the next twelve months or in subsequent periods, we may require additional external sources of capital. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financings or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our business, consolidated results of operations and financial condition could be adversely affected.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no significant changes in our critical accounting policies during the nine month period ended September 28, 2008, except for the treatment of securities impairment, for which our new policy is outlined below.

As of September 28, 2008, we accounted for all of our marketable securities as available-for-sale. We evaluate our available-for-sale securities for other-than-temporary impairment under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). SFAS No. 115 requires an investor to determine when an investment is considered impaired (i.e., the fair value is below its cost), evaluate whether the impairment is other-than-temporary (i.e., the investment value will not be recovered over its remaining life), and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

The Company’s available-for-sale securities are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. The fair value of securities in the portfolio is based on published or securities dealers’ market values. The Company periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value is other-than-temporary. If such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis, and the resulting loss is charged to earnings. At September 28, 2008, the Company carried no other-than-temporarily impaired securities.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our ability to liquidate our equity interests in Dana Holding Corporation (NYSE:DAN) at satisfactory valuation levels1; potential impairments, non-recoverability or write-offs of goodwill, assets or deferred costs, including deferred tax assets in the U.S.; fees, costs or other dilutive effects of refinancing, compliance with covenants in, or acceleration of, our loan and other debt agreements; costs and inefficiencies of restructuring our manufacturing capacity; breakdowns, relocations or major repairs of machinery and equipment; our inability to successfully launch new or next generation programs; the cost, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; cyclical or other downturns; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; failure to adequately insure or to identify environmental or other insurable risks; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; changes in government or other customer programs; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; revised contract prices or estimates of major contract costs; dependence on, recruitment or retention of key employees; union negotiations; pension valuation, health care or other benefit costs; labor relations; strikes; risks of foreign operations; currency exchange rates; the costs and supply of debt, equity capital, or insurance (including the possibility that our common stock could cease to qualify for listing on the NASDAQ Stock Market due to a sustained decline in prices per share, or that any reverse stock split or other restructuring of our debt or equity financing could be accompanied by the deregistration of our common stock or other “going private” transactions); changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; weaknesses in internal controls; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions; disputes or litigation, involving customer, supplier, creditor, stockholder, product liability, asbestos-related or environmental claims; war, terrorism or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Interest Rate Risk

All additional borrowings under our credit agreement bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (“LIBOR”), or certain alternative short-term rates, plus a margin (1.75% at September 28, 2008) based upon our leverage ratio. A change in interest rates of 100 basis points would result in additional interest expense of less than $0.4 million on an annualized basis, based upon our debt outstanding at September 28, 2008. A change in fixed interest rates of 100 basis points would change the fair value of our Senior Notes by $1.0 million. Inflation has not been a significant factor in our operations in any of the periods presented; however, there can be no assurances that the costs of steel will not adversely affect our working capital requirements and our associated interest costs, which could also increase the sensitivity of our results to changes in interest rates.

[1]

As of September 28, 2008, we had received distributions of approximately 3.4 million shares of DAN common stock. Due to market conditions and certain other factors, we believe that the recent trading prices of DAN common stock do not reflect its longer-term value. However, if we sell these shares at current prices or such prices otherwise reflect a decline in value which is deemed to be “other than temporary” or otherwise beyond our ability to hold these shares until their prices have recovered our business, results of operations, covenants in our loan and other debt agreements, cash flows and financial condition could be materially adversely impacted.

Foreign Exchange Risk

Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains related to U.S. dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. dollars. A one percent change in foreign currency exchange rates would result in remeasurement gain or loss of approximately $0.2 million on an annualized basis, based upon the U.S. dollar denominated accounts of our foreign subsidiary at September 28, 2008. For the third quarter and nine months ended September 28, 2008, other income, net includes foreign currency transaction losses of $1.0 million and $0.3 million, respectively. Similar amounts for 2007 were not significant.

Equity Price Risk

With respect to our ownership of common stock in DAN, we are also subject to equity price risk. The Company received approximately 3.1 million shares of DAN common stock in its initial distribution from the bankruptcy estate on February 11, 2008 and received an additional 0.1 million and 0.2 million shares on April 21, 2008 and July 30, 2008, respectively. Subsequent distributions are anticipated following the resolution of disputed matters within the estate. The Company anticipates receiving approximately 0.4 million additional shares following the resolution of these matters. Based on these assumptions, a permanent change of $1.00 per share in the value of DAN stock would change the fair value of our holdings September 28, 2008 by approximately $3.8 million.

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

Our common stock is currently listed on the NASDAQ Global Market. In the future, the Company may not be able to meet the continued listing requirements of NASDAQ. The continued listing requirements on NASDAQ require, among other things, that the average closing price of common stock be not less than $1.00 for 30 consecutive trading days. Since September 28, 2008, the Dow Jones Industrial average has fallen from 11,143 to as low as 8,176 on October 27, 2008. A number of major financial institutions have failed, merged or received involuntary infusions of cash from the United States Treasury Department. The environment for obtaining commercial loans and other forms of debt financing has changed dramatically. Given the rapid pace of regulatory change as well as economic volatility, we are continuing to evaluate the ultimate impact of these developments on our financial condition, estimates, reserves or other aspects of our businesses.

For additional information regarding factors that could affect the Company’s results of operations, financial condition and cash flows, see the risk factors discussed in “MD&A—Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 1, 2008, and August 29, 2008, the restrictions on 17,000 and 4,310 restricted shares expired, respectively. As a result, 5,501 and 1,001 shares, respectively, were withheld by the Company for payment of employee payroll taxes related to such vesting. Common shares repurchased were immediately cancelled. The following table summarizes our repurchases during the third quarter ended September 28, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2008	5,501	$3.61	—	$—
August 29, 2008	1,001	$2.25	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1	Notice of Removal of Rights Agent and Appointment of Successor Rights Agent and Amendment No. 1 to the Rights Agreement effective as of September 8, 2008.

10.1	Agreement to Sixth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated August 13, 2008, regarding Tampa industrial park property.

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: November 5, 2008	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date: November 5, 2008	By:	/s/ M. Glen French
(M. Glen French)
Controller (Principal Accounting Officer)