Form 10-K
period 2008-12-31
SYPRIS SOLUTIONS INC
filed 2009-03-31
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2008.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2008) was $40,990,964.

There were 19,613,907 shares of the registrant’s common stock outstanding as of March 16, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held May 12, 2009 are incorporated by reference into Part III to the extent described therein.

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

We focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management. These contracts, many of which are sole-source by part number and are for terms of up to six years, enable us to invest in leading-edge technologies to help our customers remain competitive. The productivity, flexibility and economies of scale that result become an important means for differentiating ourselves from the competition when it comes to cost, quality, reliability and customer service.

Truck Components & Assemblies. We are a significant supplier of forged and machined drive train components for medium and heavy-duty trucks in North America. We produce drive axle shafts, gear sets, differential cases, steer axle forgings, and other components under multi-year, sole-source contracts with ArvinMeritor, Inc. (ArvinMeritor) and Dana Holding Corporation (Dana), the two primary providers of drive train assemblies for use by the leading truck manufacturers, including Ford Motor Company (Ford), Freightliner LLC (Freightliner), Mack Trucks, Inc. (Mack), Navistar International Corporation (Navistar), PACCAR, Inc. (PACCAR) and Volvo Truck Corporation (Volvo). We also supply ArvinMeritor with trailer axle beams for use by the leading trailer manufacturers, including Great Dane Limited Partnership (Great Dane), Hyundai Motor Company (Hyundai), Stoughton Trailers, LLC (Stoughton), Trailmobile Corporation (Trailmobile), Utility Trailer Manufacturing Company (Utility) and Wabash National Corporation (Wabash). Additionally, during 2008, within the light vehicle market, we supplied Dana with full float tubes and we supplied Ford with axle shafts for the F150, F250, F350 and Ranger series pickup trucks, the Expedition, Lincoln Navigator and the Mustang GT, although these revenues are not expected to continue in 2009. We continue to support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies. During 2008, the automotive industry experienced a severe recession highlighted by an unprecedented plunge in industry volumes by the end of the year. The industry was significantly affected by deteriorating global economic conditions, unstable credit markets and declining consumer confidence. We expect this downturn to continue through 2009. Our truck components & assemblies business accounted for approximately 56% of net revenue in 2008.

Aerospace & Defense Electronics. We are an established supplier of manufacturing services for the production of complex circuit cards, high-level assemblies and subsystems. We have historically had long-term relationships with many of the leading aerospace & defense contractors, including Boeing Company (Boeing), General Dynamics Corporation (General Dynamics), Honeywell International, Inc. (Honeywell), Lockheed Martin Corporation (Lockheed), Northrop Grumman Corporation (Northrop Grumman) and Raytheon Company (Raytheon). We currently manufacture complex circuit card assemblies under multi-year contracts with Raytheon for programs involving a missile guidance system and an air defense network, and under a multi-year contract with Honeywell for main color display systems in the cockpit of a military aircraft. We also have a long-term relationship with the United States (U.S.) Government to design and build secure communications equipment, encryption devices and recording products. The U.S. defense budget for fiscal 2009 contains provisions to increase spending for space, smart weapons, surveillance, intelligence and secure communications, areas for which we have long provided essential services and products; however, funds were diverted in 2007 and 2008 to finance the armed forces and related equipment and expendable supplies for the war in Iraq, and we expect this to continue throughout 2009. Our aerospace & defense electronics business accounted for approximately 27% of net revenue in 2008.

Test & Measurement Services. We provide technical services for the calibration, certification and repair of test & measurement equipment in and outside the U.S. We are the supplier for a multi-year contract with the Federal Aviation Administration (FAA) to calibrate and certify the equipment that is used to maintain the radar systems and directional beacons at over 490 sites in the U.S., the Caribbean and the South Pacific. We also have a contract with the National Weather Service (NWS) to calibrate the equipment that is used to maintain the NEXRAD Doppler radar systems at over 135 advanced warning weather service radar stations in 46 states, the Caribbean and Guam. We also have a multi-year contract with AT&T Corporation (AT&T) to provide calibration and certification services at over 260 of its central and field switching locations. We are seeing continued interest by large companies, such as Eastman Kodak Company (Kodak), Motorola and Delphi Automotive, in awarding multi-year contracts for calibration services in order to accelerate vendor reduction programs and reduce costs. Our test & measurement services business accounted for approximately 12% of net revenue in 2008.

Recent Developments

On March 3, 2006, our largest customer, Dana, and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. On July 24, 2007, we announced that our wholly-owned subsidiary, Sypris Technologies, Inc., entered into a comprehensive settlement agreement with Dana to resolve all outstanding disputes between the parties, terminate previously approved arbitration payments and enter into a new long-term supply contract through 2014. In addition, Dana provided us with an allowed general unsecured non-priority claim in the amount of $89.9 million, which we recorded at its estimated fair value of $76.5 million as of the August 7, 2007 settlement date.

On December 12, 2007, the bankruptcy court approved Dana’s plan of reorganization. Pursuant to the terms included therein, we became entitled to receive an initial distribution of 3.1 million shares of common stock in Dana Holding Corporation, the right to participate in additional distributions of reserved shares of common stock of Dana if certain disputed matters are ultimately resolved for less than Dana’s reserves for those matters (estimated by us to represent an additional 0.7 million shares) and the right to receive a distribution of cash. Dana emerged from bankruptcy on January 31, 2008, and on February 1, 2008, the newly issued shares of Dana Holding Corporation began trading on the New York Stock Exchange. On February 11, 2008, we received our initial distribution of common stock (3.1 million shares), and on March 18, 2008, we received a cash distribution totaling $6.9 million. On April 21, 2008, July 30, 2008 and October 10, 2008, we received 0.1 million, 0.1 million and 0.4 million of Dana common shares, respectively. To date, the Company has received approximately 98% of the total common shares it expects to receive.

The aforementioned cash distribution was recorded as a reduction in our $76.5 million recorded basis in the claim. Of the remaining $69.6 million, $68.0 million was attributed to the shares we received in 2008 and $1.6 million was attributed to the 0.1 million of additional shares expected to be received as additional distributions. If we ultimately receive fewer additional shares than expected, the recorded cost of shares held would be adjusted on a pro rata basis.

We account for our common stock in Dana as available-for-sale securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Due to the significant decline in the financial markets during the fourth quarter and Dana’s lower earnings expectations reported during the fourth quarter, we determined that our investment in Dana common stock was other-than-temporarily impaired. Accordingly, we recorded a $66.8 million non-cash impairment in our consolidated statement of operations during the fourth quarter 2008 (representing a value of $0.74 per share, the closing price of Dana common stock on December 31, 2008). The loss represented a $65.3 million write down of the Dana common stock and a $1.5 million write down of the amount, carried in other assets, representing additional shares we expect to receive. Future increases or decreases in the fair value of Dana common stock will be recorded through accumulated other comprehensive income unless future declines are deemed other-than-temporary. Further other-than-temporary declines will be charged to earnings in the period that the declines are considered other-than-temporary. We have not sold any of our common stock in Dana. See Note 7 to the consolidated financial statements for additional information.

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

During 2008, the automotive industry experienced a severe recession highlighted by an unprecedented plunge in industry volumes by the end of the year. Deteriorating global economic conditions, unstable credit markets, rising unemployment and declining consumer confidence have all led to weakened OEMs, many of which were experiencing financial distress prior to 2008. Along with the general economic decline, the industry continues to experience declining U.S. production volumes, reduced U.S. domestic OEM market share, intense global competition, volatile commodity prices and significant pricing pressures.

In an attempt to combat the deteriorating market, many OEMs are aggressively developing strategies to reduce costs, which includes reducing the number of suppliers they utilize. These manufacturers are choosing stronger relationships with fewer suppliers that are capable of investing to support their operations. In response to this trend, many suppliers have combined with others to gain the critical mass required to support these needs. As a result, the number of Tier I suppliers is being reduced, but in many cases, the aggregate production capacity of these companies has yet to be addressed. We believe that as Tier I suppliers seek to eliminate excess capacity, they will increasingly choose outsourcing as a means to enhance their financial performance, and as a result, companies such as Sypris will be presented with new business and acquisition opportunities.

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

Pursue the Strategic Acquisition of Assets. Over the long term, we will continue to target the strategic acquisition of assets that serve to consolidate our position of leadership in our core markets, expand our presence outside North America, create or strengthen our relationships with leading companies and expand our range of value-added services in return for multi-year supply agreements. Since these assets are integrated with our core businesses, we generally are able to use these assets to support other customers, thereby improving asset utilization and achieving greater productivity, flexibility and economies of scale.

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

Our Services and Products

We are a diversified provider of outsourced services and specialty products. Our services consist of manufacturing, technical and other services and products that are delivered as part of our customers’ overall supply chain management. We provide our customers with services that exceed the scope of many manufacturing service companies, including software development, design services, prototype development, product re-engineering, feature enhancement, product ruggedization, cost reduction, product miniaturization, and electro-magnetic interference and shielding. We also apply our core technologies toward the development and production of our own product line of high assurance security components, including cryptographic key management programs and data encryption and recording products for our U.S. Government and defense customers. The information below is representative of the types of products we manufacture, services we provide and the customers and industries for which we provide such products or services.

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

Our Customers

Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offering. Our five largest customers in 2008 were Dana, ArvinMeritor, Ford, Honeywell and Traxle, which in the aggregate accounted for 56% of net revenue in 2008. Our five largest customers in 2007 were Dana, ArvinMeritor, Ford, Honeywell and Raytheon, which accounted for 61% of net revenue in 2007. More specifically, for the year ended December 31, 2008, Dana and ArvinMeritor represented approximately 38% and 9% of our net revenue, respectively. Similar amounts for the 2007 year ended for Dana and ArvinMeritor were 34% and 15%, respectively. In addition, U.S. governmental agencies accounted for 13% and 12% of net revenue in 2008 and 2007, respectively.

Geographic Areas

Our operations are domiciled in the U.S. and Mexico. Our Mexican subsidiaries and affiliates are primarily a part of our Industrial Group and manufacture and sell a number of products similar to those the Industrial Group produces in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. dollars. For the year ended December 31, 2008, other income, net includes foreign currency transaction losses of $1.9 million. Similar amounts for 2007 were not significant.

Consolidated non-U.S. net revenues were $64.8 million, or 16%, and $53.6 million, or 12%, of our consolidated net revenues in 2008 and 2007, respectively. In 2008, our non-U.S. net loss was $34.4 million as compared to a consolidated net loss of $130.6 million. In 2007, our non-U.S. net income was $1.7 million as compared to a consolidated net loss of $2.1 million. You can find more information about our regional operating results in “Note 20 Segment Information” in Item 8 of this Form 10-K.

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

Backlog

Our order backlog at December 31, 2008 was $111.9 million as compared to order backlog at December 31, 2007 of $106.9 million. Backlog for the Aerospace & Defense segment and the Test & Measurement segment at December 31, 2008 was $105.0 million and $6.9 million, respectively. Backlog for the Aerospace &

Defense segment and the Test & Measurement segment at December 31, 2007 was $99.1 million and $7.8 million, respectively. Backlog consists of purchase orders with scheduled delivery dates and quantities. Total backlog at December 31, 2008 included $82.0 million for orders that are expected to be filled within 12 months. Our backlog has varied from quarter to quarter and may vary significantly in the future as a result of the timing of significant new orders and/or shipments, order cancellations, material availability and other factors.

Competition

The outsourced manufacturing services markets that we serve are highly competitive, and we compete against numerous domestic companies in addition to the internal capabilities of some of our customers. In the truck components & assemblies market, we compete primarily against companies including Mid-West Forge, Inc., Spencer Forge and Machine, Inc. and Traxle, which serve as suppliers to many Tier I and smaller companies. In the aerospace & defense electronics market, we compete primarily against companies including Celestica Inc., Jabil Circuit, Inc., LaBarge, Inc., Primus Technologies Corporation, Sparton Corporation and Teledyne Technologies Incorporated. In the test & measurement services market, we compete primarily against companies including SIMCO Electronics, Transcat, Inc., Davis Inotek Instruments, and a variety of small, local, independent laboratories. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours.

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

Research and Development

Our research and development activities are mainly related to our product lines that serve the aerospace & defense electronics market. Process improvement expenditures related to our outsourced services are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small percentage of our net revenue. We invested $4.2 million and $2.8 million in research and development in 2008 and 2007, respectively.

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

Employees

As of December 31, 2008, we had a total of approximately 1,870 employees, 1,497 engaged in manufacturing and providing our technical services, 44 engaged in sales and marketing, 96 engaged in engineering and 233 engaged in administration. Approximately 673 of our employees are covered by collective bargaining agreements with various unions that expire on various dates through 2012. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 165 employees expire within the next 12 months. Although we believe overall that our relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

A material portion of our business is conducted under multi-year contracts, which generally include fixed prices or periodic price reductions without minimum purchase requirements. In an economic downturn, our revenues may not cover our operating costs which could adversely impact our results. Our financial results are at greater risk when we must accept contractual responsibility for raw material or component prices, when we cannot offset price reductions and cost increases with operating efficiencies or other savings, when we must submit contract bid prices before all key design elements are finalized or when we are subjected to other competitive pressures which erode our margins. The profitability of our contracts also can be adversely affected by unexpected start-up costs on new programs, operating inefficiencies, ineffective capital investments, inflationary pressures or inaccurate forecasts of future unit costs.

In the past, we have signed long-term supply agreements with Dana and ArvinMeritor and acquired their facilities in Morganton, North Carolina, Kenton, Ohio and Toluca, Mexico, among other manufacturing assets. Although most of these acquired facilities have well-established product markets, these customers or their products may not continue to be successful, product enhancements may not be made in a timely fashion, our long-term pricing agreements could generate lower margins than anticipated and there can be no assurance that we will successfully restructure or integrate these operations, including necessary plant shutdowns or transfers of business. In addition, our failure to identify potential liabilities with respect to certain indemnified environmental and other conditions, or our assertion of related claims, could adversely affect our operating results, our ability to dispose of idle plant properties or our customer relationships. Our efforts to restructure, relocate and consolidate a significant number of the operations in these plants could cause certain of these facilities to operate at underutilized levels which could materially adversely affect our business, results of operations and financial condition.

If our customers seek bankruptcy protection, they could act to terminate all or a portion of their business with us, originate new business with our competitors and terminate or assign our long-term supply agreements. Any loss of revenue from our major customers, including the non-payment or late payment of our invoices, could materially adversely affect our business, results of operations and financial condition.

Unexpected changes in our customers’ demand levels have harmed our operating results in the past and could do so in the future. Many of our customers will not commit to firm production or delivery schedules. Disagreements over pricing, quality, delivery, capacity, exclusivity, or trade credit terms could disrupt order schedules. Orders also fluctuate due to changing global capacity and demand, new products, changes in market share, reorganizations or bankruptcies (by our customers or by their other suppliers of critical components needed to produce the assemblies which utilize our components), material shortages, labor disputes or other factors that discourage outsourcing. These forces could increase, decrease, accelerate, delay or cancel our delivery schedules.

Inaccurate forecasting of our customers’ requirements can disrupt the efficient utilization of our manufacturing capacity, inventories or workforce. If we lose anticipated revenues, we might not succeed in redeploying our substantial capital investment and other fixed costs, potentially forcing additional plant closures, impairments of long-lived and other assets, or increased losses. If we receive unanticipated orders, these incremental volumes could be unprofitable due to the higher costs of operating above our optimal capacity.

We depend on a few key customers in challenging industries for most of our revenues.

Our five largest customers in 2008 were Dana, ArvinMeritor, Ford, Honeywell and Traxle, collectively accounting for 56% of net revenue. Our five largest customers in 2007 were Dana, ArvinMeritor, Ford, Honeywell and Raytheon, collectively accounting for 61% of net revenue. The truck components & assemblies industry has experienced credit risk, highly cyclical market demand, labor unrest, rising steel costs, bankruptcy and other obstacles, while the aerospace & defense electronics industry has seen consolidation, increased competition and uncertain funding.

We depend on the continued growth and financial stability of these customers and our core markets, as well as general economic conditions. Adverse changes affecting these customers, markets or general conditions could harm our operating results. The truck components & assemblies market is highly cyclical, due in part to regulatory deadlines and is expected to remain flat or lower at historically low levels in 2009.

Rising costs of steel or component parts have increased our inventory and working capital levels and presented challenges to our customers who seek to pass those costs on to their customers. Many of our customers’ labor disputes, financial difficulties and restructuring needs have created rising uncertainty and risk, which could increase our costs or impair our business model. The aerospace & defense industry is pressured by cyclicality, technological change, shortening product life cycles, decreasing margins, unpredictable funding levels and government procurement processes. Any of these factors, particularly in our secured electronic communications or missile programs, could impair our business model.

As of March 20, 2009, we had provided approximately $6.8 million, net of payables, in combined trade credit exposure to ArvinMeritor, Dana and Ford, each of which currently carries at least one “non-investment grade” credit rating on its unsecured debt, indicating a high potential risk of default. There can be no assurance that any of our customers will not default on, delay or dispute payment of, or seek to reject our outstanding invoices in bankruptcy or otherwise.

Congressional budgetary constraints or reallocations can reduce our government sales.

We sell manufacturing services and products to a number of U.S. government agencies, which in the aggregate represented approximately 13% and 12% of our net revenue in 2008 and 2007, respectively. We also serve as a contractor for large aerospace & defense companies such as Boeing, Honeywell, Lockheed Martin, Northrop Grumman and Raytheon, typically under federally funded programs, which represented approximately 6% and 8% of net revenue during 2008 and 2007, respectively.

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

Some of our manufacturing services or products require one or more components that are available from a limited number of providers or from sole-source providers. In the past, some of the materials we use, including steel, certain forgings or castings, capacitors and memory and logic devices, have been subject to industry-wide shortages. As a result, suppliers have been forced to allocate available quantities among their customers, and we have not been able to obtain all of the materials desired. More recently, the tightening of credit markets has threatened the financial viability of an increasing number of suppliers of key components and raw materials, and forced unanticipated shutdowns. Our inability to reliably obtain these or any other materials when and as needed could slow production or assembly, delay shipments to our customers, impair the recovery of our fixed costs and increase the costs of recovering to customers’ schedules, including overtime, expedited freight, equipment maintenance, operating inefficiencies, higher working capital and the obsolescence risks associated with larger buffer inventories. Each of these factors could reduce operating results.

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

Execution

We must operate more efficiently, or our results could decline further.

If we are unable to improve the cost, efficiency and yield of our operations, our costs could increase and our financial results could decline further. A number of major obstacles could include: the loss of substantial revenues due to an extended economic downturn; inflationary pressures; changes in anticipated product mix and the associated variances in our profit margins; efforts to increase our manufacturing capacity and launch new programs; efforts to migrate, restructure or move business operations from one location to another; the breakdown of critical machinery or equipment; the need to identify and eliminate our root causes of scrap; our ability to achieve expected annual savings or other synergies from past and future business combinations; inventory risks due to shifts in market demand; obsolescence; price erosion of raw material or component parts; shrinkage, or other factors affecting our inventory valuations; and an inability to successfully manage growth, contraction or competitive pressures in our primary markets.

Our management or systems could be inadequate to support our existing or future operations, especially as we downsize our operating staff to reduce expenses in an extended economic downturn. Growth in our business could require us to invest in additional equipment to improve our efficiency. We may have limited experience or expertise in installing or operating such equipment, which could negatively impact our ability to deliver products on time or with acceptable costs. In addition, a material portion of our manufacturing equipment requires significant maintenance to operate effectively and we may experience maintenance and repair issues. Our efforts to restructure, relocate and consolidate a significant number of the operations, especially in our truck component manufacturing plants, could cause certain of these facilities to operate at underutilized levels, which could materially adversely affect our business, results of operations and financial condition. In our electronics business, the risk of technical failures, nonconformance with customer specifications or other quality concerns could materially impair our operating results.

Our growth strategies could be ineffective due to the risks of further acquisitions.

Our growth strategy has included acquiring complementary businesses. We could fail to identify, finance or complete suitable acquisitions on acceptable terms and prices. Acquisition efforts could increase a number of risks, including: diversion of management’s attention; difficulties in integrating systems, operations and cultures; potential loss of key employees and customers of the acquired companies; lack of experience operating in the geographic market of the acquired business; an increase in our expenses and working capital requirements; risks of entering into markets or producing products where we have limited or no experience, including difficulties in integrating purchased technologies and products with our technologies and products; our ability to improve productivity and implement cost reductions; our ability to secure collective bargaining agreements with employees; and exposure to unanticipated liabilities.

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

Our operating results could be materially adversely impacted by the costs and supply of debt, equity capital, or insurance (including the possibility that our common stock could cease to qualify for listing on the NASDAQ Global Market due to a sustained decline in price per share, and that any reverse stock split or other restructuring of our debt or equity financing could be accompanied by the deregistration of our common stock or other “going private” transaction). Our future liquidity and capital requirements are difficult to predict because they depend on numerous factors, including the pace at which we grow our business and acquire new facilities or the loss of anticipated revenues due to the effects of an extended economic downturn. One method we have used to obtain multi-year supply agreements is to buy a customer’s non-core manufacturing assets and produce products for them. We may need to raise substantial additional funds in order to grow this business. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. Additional equity financing could result in dilution to existing holders. If additional financing is obtained in the form of debt, the terms of the debt could place restrictions on our ability to operate or increase the financial risk of our capital structure. Our ability to borrow under our current credit facility is conditioned upon our compliance with various financial covenants. Especially in an economic downturn, or if the credit markets continue to tighten, we could lose our access to such financing if we experience adverse changes in our operations, poor financial results, increased risk profiles of our businesses, declines in our credit ratings, any actual or alleged breach of our debt covenants, insurance conditions or similar agreements, or any adverse regulatory developments. In an extended economic downturn, we may need to raise capital through the sale of core or non-core assets or businesses and our inability to successfully do so could materially adversely impact our operating results or access to sufficient capital.

Any inability to raise additional funds as needed could impair our ability to operate and grow our business. Such financing could be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive for us.

We may be unable to comply with the covenants in our amended Revolving Credit Facility and Senior Notes.

The financial covenants in our amended Revolving Credit Facility and Senior Notes require us to achieve certain financial and other business results. In March 2009, certain covenants were amended to allow for current and future compliance. A failure to comply with these or other covenants could, if we were unable to obtain a waiver or another amendment of the covenant terms, cause an event of default that would cause our debt under the Revolving Credit Facility and Senior Notes to become immediately due and payable. In addition, additional waivers or amendments could substantially increase the cost of borrowing.

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

We currently have collective bargaining agreements covering approximately 673 employees, or approximately 36% of total employees, of which agreements covering 165 employees expire within the next 12 months. Although we believe that our overall relations with our labor unions are positive, we could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

Location	Market Served	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:

Louisville, Kentucky		Lease (2014)	21,600

Manufacturing and Service Facilities:

Centennial, Colorado	Aerospace & Defense Electronics	Lease (2010)	17,000	ISO 9001

Kenton, Ohio*	Truck Components & Assemblies	Own	550,000	TS 16949

Louisville, Kentucky	Truck Components & Assemblies	Own	450,000	QS 9000

Marion, Ohio*	Truck Components & Assemblies	Own	255,000	TS 16949

Morganton, North Carolina	Truck Components & Assemblies	Own	360,000	TS 16949 ISO 14001

Orlando, Florida	Test & Measurement Services	Own	62,000	ANSI/NCSL Z540 AS 9100 DSCC FCC ISO 9001 ISO 17025/Guide 25 MIL-STD 750, 883, 202 and 810 VCCI

San Dimas, California*	Aerospace & Defense Electronics	Lease (2015)	26,300	ISO 9001

Tampa, Florida	Aerospace & Defense Electronics	Lease (2016)	318,000	ISO 9001 AS 9100 NASA-STD-8739 IPC-A-610, Rev D, Class 3 J-STD-001, Rev D, Class 3 CMMI Level 3

Toluca, Mexico	Truck Components & Assemblies	Own	217,000	TS 16949

*	Locations targeted for closure.

In addition, we lease space in 15 other facilities primarily utilized to provide technical services, all of which are located in the U.S. We also own 12 ISO-certified mobile calibration units and five ISO-certified transportable field calibration units that are utilized to provide test & measurement services at customer locations throughout the U.S., the Caribbean and the South Pacific.

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at our facilities.

Certification/Specification	Description
ANSI/NCSL Z540	A certification which sets out general provisions that a laboratory must address to carry out specific calibrations or tests and provides laboratories with direction for the development of a fundamental quality management system.

AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

DSCC	A certification that specifies specific functions or processes that are conducted in compliance with military specifications, such as a quality program, high-reliability soldering, component testing, and environmental testing.

FCC	A certification process by the Federal Communications Commission, which sets out general provisions that a laboratory must conform to in carrying out EMI/EMC testing and provides laboratories with direction for the development of a fundamental quality management system.

IPC-A-610	A certification process for electronics assembly manufacturing which describes materials, methods and verification criteria for producing high quality electronic products. Class 3 specifically includes high performance or performance-on-demand products where equipment downtime cannot be tolerated, end-use environment may be uncommonly harsh, and the equipment must function when required.

J-STD-001	A family of voluntary standards of industry-accepted workmanship criteria for electronics assemblies.

CMMI Level-3	An internationally recognized measure of an organization’s engineering process maturity.

ISO 9001	A certification process comprised of quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products.

ISO 14001	A family of voluntary standards and guidance documents defining specific requirements for an Environmental Management System.

ISO 17025/Guide 25	A certification process commonly referred to as A2LA, which sets out general provisions that a laboratory must address to carry out specific calibrations or tests and provides laboratories with direction for the development of a fundamental quality management system.

MIL	A specification that signifies specific functions or processes that are conducted in compliance with military specifications, such as a quality program, high-reliability soldering, calibration and metrology, and environmental testing.

NASA-STD-8739	A specification for space programs designated by the National Aeronautics and Space Administration.

QS 9000	A certification process developed by the nation’s major automakers that focuses on continuous improvement, defect reduction, variation reduction and elimination of waste.

TS 16949	A quality certification system developed within the automotive sector. Using ISO 9001:2000 as its foundation, ISO/TS 16949:2002 specifies the quality management system (QMS) requirements for the design, development, production, installation and servicing of automotive related products.

VCCI	An internationally recognized and accepted Japanese certification by the Voluntary Control Council for Interference, which established regulations to control interference with licensed radio communication services in accordance with CISP 22 emission standards in carrying out EMI/EMC testing and is similar to FCC certification.

Item 3.	Legal Proceedings

We are involved from time to time in routine litigation and other legal or environmental proceedings incidental to our business. There are currently no material pending legal proceedings to which we are a party. Ongoing environmental matters include the following:

•

Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the State of Ohio voluntary action program standards applicable to the site. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2002, to the extent of any indemnification owed to Dana by Eaton Corporation (Eaton) or any other matters for which Dana has released Eaton.

•

A leased facility we formerly occupied in Tampa, Florida is currently subject to remediation activities related to groundwater contamination involving methylene chloride and other volatile organic compounds which occurred prior to our use of the facility. The contamination extends beyond the boundaries of the facility. In December 1986, Honeywell, a prior operator of the facility, entered into a consent order with the Florida Department of Environmental Regulation under which Honeywell agreed to remediate the contamination, the full scope of which has not yet been determined. We purchased the assets of a business formerly located on this leased site and operated that business from 1993 until December 1994. Philips Electronics America Corporation (Philips Electronics), the seller of those assets, has agreed to indemnify us with respect to environmental matters arising from groundwater contamination at the site prior to our use of the facility. On November 3, 2004, Sypris Electronics was served as a co-defendant with Honeywell and Phillips Electronics in an environmental lawsuit filed in the Circuit Court of the Thirteenth Judicial Circuit Hillsborough County, Florida by Helen Jones and other surrounding landowners, alleging various damages caused by such contamination. Philips Electronics has agreed to pay for our defense costs.

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

•

Our Toluca, Mexico facility is subject to soil and groundwater contamination involving petroleum compounds and volatile organic compounds, among other concerns. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to June 30, 2006, to the extent of any indemnification owed to Dana by Eaton or any other matters for which Dana has released Eaton.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to provide the Performance graph required in paragraph (e) of Item 201 of Regulation S-K.

Our common stock is traded on the NASDAQ Global Market under the symbol “SYPR.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by the NASDAQ Global Market.

	High	Low
Year ended December 31, 2007:
First Quarter	$7.14	$6.03
Second Quarter	8.87	6.46
Third Quarter	9.05	7.90
Fourth Quarter	9.91	5.53

Year ended December 31, 2008:
First Quarter	$6.44	$4.08
Second Quarter	4.90	3.76
Third Quarter	4.60	1.90
Fourth Quarter	1.84	0.41

As of March 16, 2009, there were 955 holders of record of our common stock. Cash dividends were declared quarterly during 2008 and 2007. The amount of cash dividends per share for each fiscal quarter in 2008 and 2007 are presented in the table below.

Dividends per Common Share
Year ended December 31, 2007:
First Quarter	$0.03
Second Quarter	0.03
Third Quarter	0.03
Fourth Quarter	0.03

Year ended December 31, 2008:
First Quarter	$0.03
Second Quarter	0.03
Third Quarter	0.03
Fourth Quarter	0.02

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. We did not repurchase any of our common stock during the fourth quarter of the fiscal year ended December 31, 2008.

Item 6.	Selected Financial Data

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the selected financial data in Item 301 of Regulation S-K.

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

Overview

We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design, testing and other technical services, typically under multi-year, sole-source contracts with major companies and government agencies in the markets for aerospace & defense electronics, truck components & assemblies, and test & measurement services. Revenue from our three core markets accounted for approximately 95% of our revenue for the year ended December 31, 2008, while revenue from our outsourced services accounted for approximately 80% of our revenue.

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

Investments in Marketable Securities. Our investment in marketable securities is comprised exclusively of shares in Dana common stock. We account for our investments in equity securities under SFAS No. 115. Marketable securities are classified as available-for-sale securities and measured at fair value as determined by a quoted market price. Under FAS 115, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income as a separate component of stockholders’ equity. Management evaluates its marketable securities for other-than-temporary impairment when the fair value of an investment declines below its original cost. Factors that are considered in the evaluation for other-than-temporary impairment include, among other things, the duration and extent of the decline, the financial condition and near-term prospects of the issuer, credit risk and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. If a decline in fair value is judged to be other-than-temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. The new cost basis is not to be changed for subsequent recoveries in fair value. Future increases or decreases in the fair value of available-for-sale securities are included in other comprehensive income. Further other-than-temporary impairment declines will be charged to earnings in the period that the declines are considered other-than-temporary. The determination of whether a loss is other-than-temporary is highly judgmental and may have a material impact on our results of operations.

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

At December 31, 2008, net assets of our Test & Measurement segment were $13.7 million, including goodwill of $6.9 million, and our Aerospace & Defense segment had net assets of $16.6 million, including goodwill of $6.9 million. If continued improvements in operations are not achieved and profitability deteriorates, we may be required to record an impairment charge to goodwill for the Test & Measurement and/or the Aerospace & Defense segments.

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

Approximately 23% and 19% of total net revenue was recognized under the percentage of completion method based on units of delivery during 2008 and 2007, respectively. Approximately 2% of total net revenue was recognized under the percentage of completion method based on milestones or cost-to-cost during 2008 and 2007. Therefore, the amounts we record in our consolidated financial statements using contract accounting methods and cost accounting standards are material. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are generally included in earnings in the current period. We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. In addition to less formal monthly reviews, management in the Aerospace & Defense segment formally assesses the status of contracts on a quarterly basis through extensive estimate at completion reviews, which include multiple levels of program personnel. Costs incurred and allocated to contracts with the U.S. Government are reviewed for compliance with regulatory standards by our personnel and are subject to audit by the Defense Contract Audit Agency.

Pension Plan Funded Status. The calculation of pension assets and liabilities involve complex estimation processes based on third party actuarially determined estimates, which rely on management estimates of the discount rate and rate of return on plan assets. Changes in these rates could significantly impact the actuarially determined amounts recorded in the statements of financial position.

Reserve for Excess, Obsolete and Scrap Inventory. We record inventory at the lower of cost, determined under the first-in, first-out method, or market, and we reserve for excess, obsolete or scrap inventory. These reserves are primarily based upon management’s assessment of the salability of the inventory, historical usage of raw materials, historical demand for finished goods and estimated future usage and demand. An improper assessment of salability or improper estimate of future usage or demand, or significant changes in usage or demand could result in significant changes in the reserves and a positive or a negative impact on our consolidated results of operations in the period the change occurs.

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

Income Taxes. We account for income taxes as required by the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), under which deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates.

As referenced in Note 18 to the consolidated financial statements, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), as of January 1, 2007. Management judgment is required in determining income tax expense and the related balance sheet amounts. In addition, under FIN 48, judgments are required concerning the ultimate outcome of uncertain income tax positions. Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. We believe that our recorded income tax liabilities adequately provide for the probable outcome of these assessments.

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, SFAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment is largely dependent upon projected near-term profitability including the effects of tax planning. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses.

Results of Operations

The table presented below, which compares our consolidated results of operations from one year to another, presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue. The first two data columns in the table show the absolute results for each year presented. The columns entitled “Year Over Year Change” and “Year Over Year Percentage Change” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net revenue increases from one year to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one year to the next, that change is shown as a negative number in both columns. The last two columns in the table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics. In addition, as used in this table, “NM” means “not meaningful.”

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Years Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Years Ended December 31,
	2008	2007	Favorable (Unfavorable)	Favorable (Unfavorable)	2008	2007
	(in thousands, except percentage data)
Net revenue:

Industrial Group	$244,177	$279,082	$(34,905)	(12.5)%	59.4%	64.0%

Aerospace & Defense	111,928	104,505	7,423	7.1	27.2	24.0
Test & Measurement	55,213	52,328	2,885	5.5	13.4	12.0

Electronics Group	167,141	156,833	10,308	6.6	40.6	36.0

Total net revenue	411,318	435,915	(24,597)	(5.6)	100.0	100.0

Cost of sales:

Industrial Group	233,356	261,492	28,136	10.8	95.6	93.7

Aerospace & Defense	104,575	95,496	(9,079)	(9.5)	93.4	91.4
Test & Measurement	41,218	39,131	(2,087)	(5.3)	74.7	74.8

Electronics Group	145,793	134,627	(11,166)	(8.3)	87.2	85.8

Total cost of sales	379,149	396,119	16,970	4.3	92.2	90.9

Gross profit:

Industrial Group	10,821	17,590	(6,769)	(38.5)	4.4	6.3

Aerospace & Defense	7,353	9,009	(1,656)	(18.4)	6.6	8.6
Test & Measurement	13,995	13,197	798	6.0	25.3	25.2

Electronics Group	21,348	22,206	(858)	(3.9)	12.8	14.2

Total gross profit	32,169	39,796	(7,627)	(19.2)	7.8	9.1

Selling, general and administrative	41,450	40,517	(933)	(2.3)	10.1	9.3
Research and development	4,197	2,821	(1,376)	(48.8)	1.0	0.6
Amortization of intangible assets	213	527	314	59.6	0.0	0.1
Impairment of goodwill	440	—	(440)	NM	0.1	0.0
Nonrecurring expense (income), net	45,086	(3,246)	(48,332)	NM	11.0	(0.7)

Operating loss	(59,217)	(823)	(58,394)	NM	(14.4)	(0.2)

Interest expense, net	4,235	3,685	(550)	(14.9)	1.0	0.8
Impairment of marketable securities	66,758	—	(66,758)	NM	16.2	0.0
Other expense, net	1,832	31	(1,801)	NM	0.5	0.0

Loss before income taxes	(132,042)	(4,539)	(127,503)	NM	(32.1)	(1.0)

Income taxes	(1,486)	(2,400)	(914)	(38.1)	(0.4)	(0.5)

Net loss	$(130,556)	$(2,139)	$(128,417)	NM %	(31.7)%	(0.5)%

Backlog. Our backlog increased $4.9 million to $111.9 million at December 31, 2008, on $172.1 million in net orders in 2008 compared to $164.2 million in 2007. We expect to convert approximately 73% of the backlog at December 31, 2008 to revenue during 2009.

Backlog for our Aerospace & Defense segment increased $5.8 million to $105.0 million at December 31, 2008, on $117.8 million in net orders in 2008 compared to $109.6 million in 2007. Backlog for our Test & Measurement segment decreased $0.9 million to $6.9 million at December 31, 2008 on $54.3 million in net orders in 2008 compared to $54.6 million in 2007. We expect to convert approximately 72% of the Aerospace & Defense backlog and approximately 100% of the Test & Measurement backlog at December 31, 2008 to revenue during 2009.

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group decreased $34.9 million to $244.2 million in 2008. Depressed market conditions for heavy and light trucks and commercial vehicles have contributed to volume related reductions in net revenue of approximately $18.9 million. Volume declines for trailer axles caused a $23.7 reduction from 2007. Revenue also declined approximately $4.2 million from the discontinued sale of housings components to a heavy truck market customer. Further, contractual settlements and price reductions resulted in a $2.5 million decrease in net revenue from 2007. Partially offsetting the volume change was an increase in steel prices, which is passed through to customers under certain contracts, resulting in an increase in net revenue of $18.6 million.

The Aerospace & Defense segment derives its revenue from product sales and technical outsourced services. Aerospace & Defense segment net revenue increased $7.4 million to $111.9 million primarily due to increased sales of link encryption products. Offsetting this was a reduction in sales of certain data recording products of $5.2 million during the year. Technical outsourced services comprised $5.9 million of the increase primarily as a result of the launch of several new programs.

The Test & Measurement segment derives its revenue from technical services, including calibration and component screening, and product sales. Technical services revenue accounted for approximately 86% and 88% of total Test & Measurement revenue in 2008 and 2007, respectively. Test & Measurement segment net revenue increased $2.9 million primarily as a result of a $1.8 million increase in volumes of magnetic meters and a $0.5 increase in calibration services. Component screening and product test revenue also increased $0.6 million.

Gross Profit. The Industrial Group’s gross profit decreased $6.8 million to $10.8 million in 2008. The significant decrease in sales volume and related loss of fixed overhead absorption, combined with higher utilities of $1.3 million, resulted in a reduction in gross profit of approximately $12.5 million. The Industrial Group also realized a decline in gross profit of $2.5 million in 2008 as a result of lower revenue from contractual settlements and pricing as compared to the prior year. The decreases in gross profit were partially offset by approximately $7.9 million in various productivity improvements made during the year and favorable settlements with customers during the period.

The Aerospace & Defense segment’s gross profit decreased $1.7 million to $7.4 million in 2008. Gross profit as a percentage of revenue for 2008 decreased to 6.6% from 8.6% in 2007. The increase in revenue for the segment in 2008 was comprised of a higher mix of lower-margin services and product sales as compared to the prior year. Additionally, material cost increases on several programs reduced gross profit by $2.4 million.

The Test & Measurement segment’s gross profit increased $0.8 million in 2008 primarily due to increased revenues. Gross profit as a percentage of revenue of 25.3% in 2008 was relatively consistent with 2007 at 25.2%.

Selling, General and Administrative. Selling, general and administrative expense increased $0.9 million in 2008 and increased as a percentage of net revenue to 10.1% in 2008 from 9.3% in 2007 primarily due to compensation-related expenses, recruiting costs and higher employee benefit costs.

Research and Development. Research and development costs increased $1.4 million in 2008 primarily due to new product development efforts for a next generation secured communications device within our Aerospace & Defense segment.

Impairment of Goodwill. In the fourth quarter of 2008, we completed our annual review of goodwill. As a result of this review, the Industrial Group’s goodwill was deemed to be impaired, resulting in a non-cash impairment charge of $0.4 million, representing the segment’s entire goodwill balance. See Note 3 to the consolidated financial statements included in this Form 10-K.

Nonrecurring Expense (Income), Net. In December 2008, we announced a restructuring program, which included the closure of the Industrial Group’s Kenton, Ohio facility, the consolidation of Sypris Electronics and Sypris Data Systems into a single operation within the Aerospace & Defense segment and the potential closure of other U.S. Based Industrial Group locations. Additionally, we have exited several programs within the Aerospace & Defense segment. The purpose of the restructuring program was to reduce fixed costs, accelerate integration efficiencies, and significantly improve operating earnings on a sustained basis. As a result of these initiatives, we recorded, or expect to record in future periods, aggregate pre-tax expenses of approximately $52.4 million, consisting of the following: $4.1 million in severance and benefit costs, $12.2 million in non-cash asset impairments, $16.1 million in non-cash deferred contract costs write-offs, $7.9 million in inventory related charges, $4.2 million in equipment relocation costs, $1.5 million in asset retirement obligations, $3.2 million in contract termination costs and $3.2 million in other restructuring charges. Of the aggregate $52.4 million in pre-tax costs, the Company expects approximately $16.0 million to be cash-related. Of the total program, we recorded $45.1 million, or $2.45 per share, related to these initiatives in 2008, which is included in nonrecurring expense on the consolidated statement of operations. The charge consisted of $16.1 million for the write-off of deferred contract costs, $12.2 million in non-cash asset impairment charges, $7.9 million for inventory related charges, $3.2 million in contract termination costs, $2.7 million of employee severance and benefit costs, $1.5 million in asset retirement obligations, $0.2 million in equipment relocation costs and $1.3 million in other various charges. See Note 3 to the consolidated financial statements included in this Form 10-K.

Nonrecurring items in 2007 include the gain recognized as part of the Dana settlement agreement offset by the write-off of certain accounts receivable and other assets, legal and professional fees incurred as a result of the Dana bankruptcy filing and other transaction related costs.

Interest Expense, Net. Interest expense increased $0.6 million in 2008. Our weighted average debt outstanding increased to $61.0 million during 2008 from $53.1 million during 2007, primarily as a result of operating losses related to the decline in the Industrial Group’s revenue. The weighted average interest rate decreased to 6.3% in 2008 from 6.7% in 2007 primarily as a result of a drop in interest rates on the variable rate debt.

Impairment of Marketable Securities. In accordance with SFAS No. 115, we review our marketable securities to determine whether a decline in fair value of the security below its cost basis is other-than-temporary. At December 31, 2008, our investment in Dana common stock was determined to be an other-than-temporary decline resulting in a $66.8 million non-cash impairment charge to results of operation. See Notes 2 and 7 to the consolidated financial statements included in this Form 10-K.

Other Expense, Net. Other expense, net increased $1.8 million from 2007 primarily due to foreign currency transaction losses of $1.9 million in 2008 as compared to $0.1 million in 2007.

Income Taxes. Our effective income tax benefit rate was 1.1% in 2008 as compared to 52.9% for 2007. As a result of continued losses within the Company’s U.S. operations and capital losses within our foreign operations, the Company recorded a valuation allowance against its deferred tax assets of $46.7 million during 2008. Additionally, the tax benefit of $1.5 million recognized in 2008 includes $1.0 from the assessment of tax positions of prior years, including interest and penalties, impacted by net operating losses incurred during 2008.

Quarterly Results

The following table presents our unaudited condensed consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2008. Beginning January 1, 2007, we began to report quarterly results on a 4-4-5 fiscal quarter basis. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period.

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:
Industrial Group	$69,815	$69,100	$57,969	$47,293	$79,119	$73,472	$67,595	$58,896
Aerospace & Defense	23,424	27,011	28,123	33,370	19,671	29,380	23,604	31,850
Test & Measurement	13,023	14,239	14,065	13,886	12,649	13,395	13,321	12,963

Electronics Group	36,447	41,250	42,188	47,256	32,320	42,775	36,925	44,813

Total net revenue	106,262	110,350	100,157	94,549	111,439	116,247	104,520	103,709

Cost of sales:
Industrial Group	62,986	63,767	57,663	48,940	73,799	69,723	62,882	55,088
Aerospace & Defense	20,863	25,036	25,282	33,394	16,516	28,603	21,133	29,244
Test & Measurement	9,685	10,472	10,557	10,504	9,117	10,220	10,033	9,761

Electronics Group	30,548	35,508	35,839	43,898	25,633	38,823	31,166	39,005

Total cost of sales	93,534	99,275	93,502	92,838	99,432	108,546	94,048	94,093

Gross profit:
Industrial Group	6,829	5,333	306	(1,647)	5,320	3,749	4,713	3,808
Aerospace & Defense	2,561	1,975	2,841	(24)	3,155	777	2,471	2,606
Test & Measurement	3,338	3,767	3,508	3,382	3,532	3,175	3,288	3,202

Electronics Group	5,899	5,742	6,349	3,358	6,687	3,952	5,759	5,808

Total gross profit	12,728	11,075	6,655	1,711	12,007	7,701	10,472	9,616
Selling, general and administrative	10,154	10,900	10,431	9,965	10,596	8,775	10,369	10,777
Research and development	995	1,089	938	1,175	679	714	608	820
Amortization of intangible assets	71	58	42	42	164	164	129	70
Impairment of goodwill	—	—	—	440	—	—	—	—
Nonrecurring expense (income), net	—	—	655	44,431	306	1,248	(4,835)	35

Operating income (loss)	1,508	(972)	(5,411)	(54,342)	262	(3,200)	4,201	(2,086)
Interest expense, net	952	1,023	1,093	1,167	719	914	991	1,061
Impairment of marketable securities	—	—	—	66,758	—	—	—	—
Other expense (income), net	8	(924)	1,050	1,698	(20)	61	(26)	16

Income (loss) before income taxes	548	(1,071)	(7,554)	(123,965)	(437)	(4,175)	3,236	(3,163)
Income tax expense (benefit)	163	(136)	202	(1,715)	(192)	(1,874)	599	(933)

Net income (loss)	$385	$(935)	$(7,756)	$(122,250)	$(245)	$(2,301)	$2,637	$(2,230)

Earnings (loss) per common share:
Basic	$0.02	$(0.05)	$(0.42)	$(6.65)	$(0.01)	$(0.13)	$0.14	$(0.12)
Diluted	$0.02	$(0.05)	$(0.42)	$(6.65)	$(0.01)	$(0.13)	$0.14	$(0.12)
Cash dividends per common share	$0.03	$0.03	$0.03	$0.02	$0.03	$0.03	$0.03	$0.03

Shares used in computing earnings (loss) per common share:
Basic	18,342	18,351	18,369	18,395	18,107	18,169	18,314	18,332
Diluted	18,372	18,351	18,369	18,395	18,107	18,169	18,548	18,332

Liquidity, Capital Resources and Financial Condition

There are several risks and uncertainties relating to the global economy and the automotive industry that could materially affect our financial condition, future results of operations and liquidity. These risk and uncertainties could result in decreased sales, limited access to credit, rising costs, increased competition, customer or supplier bankruptcies, delays in customer payment terms and acceleration of supplier payments, growing inventories and failure to meet debt covenants.

As a result of a continued decline in the overall economy, we have taken significant actions during the fourth quarter of 2008 and first quarter of 2009 to reduce our cost base and improve profitability, including moving forward with various plant shutdowns and other workforce reductions. Based on our current forecast for 2009, we expect to be able to meet the financial covenants of our amended debt agreements and have sufficient liquidity to finance our operations. Although we believe the assumptions underlying our current forecast are achievable, we have considered the possibility of even lower revenues and other risk factors, such as our ability to execute the current cost reduction plans.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. As disclosed elsewhere, our 2008 operating results were significantly lower than our expectations, in part due to precipitous declines within the commercial vehicle and/or heavy truck industry. As a result of the deterioration in 2008 results, as well as other factors, we recorded goodwill and long-lived asset impairment charges and also applied a full valuation allowance to our domestic deferred tax assets. Based upon our current level of operations and our 2009 business plan, we believe that cash flow from operations, available cash and available borrowings under our amended credit agreements will be adequate to meet our liquidity needs for at least the next twelve months.

A continued decline in the overall market could require us to seek additional funds from external sources or to refinance all or a portion of our existing indebtedness in order to meet our liquidity requirements. We cannot make assurances that we will be able to refinance any of our indebtedness or raise additional capital through other means on commercially reasonable terms or at all. If we have insufficient cash flow to fund our liquidity needs and are unable to refinance our indebtedness or raise additional capital, we could come into default under our debt instruments. In addition, we may be unable to pursue growth opportunities in new and existing markets and to fund our capital expenditure needs.

As of December 31, 2008, the Company was in default with certain covenants under both the Revolving Credit Agreement and Senior Notes. However, the Company’s Revolving Credit Agreement and Senior Notes were amended as of March, 2009 to, among other things, i) waive the default as of December 31, 2008, ii) limit total borrowings, iii) revise the maturity date for the Credit Agreement and Senior Notes to January 2010, iv) revise certain financial covenants, v) restrict the payment of dividends, vi) require mandatory prepayment to the extent that marketable securities or other collateral is sold, and vii) increase the Company’s interest rate structure.

Net cash provided by operating activities was $4.7 million in 2008, as compared to net cash used of $10.5 million in 2007, due to the timing of collections and a focus on bringing inventory levels down to meet current demand. In 2008, accounts receivable decreased and provided $14.8 million, as a result of reduced volumes combined with a continued emphasis on collections with significant customers. Inventory decreased in 2008 and provided $13.4 million primarily as a result lower inventory levels to adjust for lower sales volumes. Other current assets decreased in 2008 and provided $4.0 million primarily due to a $6.9 million cash receipt associated with the Dana settlement partially offset by income taxes refundable of $2.7 million for our Mexican subsidiary. Accounts payable decreased and used $8.6 million primarily due to the decrease in cost of sales, the reduction in inventory and timing of capital expenditures. Accrued liabilities decreased and used $9.1 million primarily due to a $9.5 million payment in 2008 for income taxes in Mexico applicable to 2007. Other non-cash items in 2008 include amortization of deferred revenue attributable to the Dana settlement.

Net cash used in investing activities was $11.3 million in 2008 as compared to $9.4 million in 2007. Capital expenditures increased to $13.1 million in 2008 from $10.2 million in 2007, primarily as a result of additional capital expenditures at our Mexican subsidiary to support new products. Partially offsetting this was an increase in the proceeds from the sale of assets to $1.5 million.

Net cash provided by financing activities was $5.7 million in 2008 as compared to $2.1 million in 2007, primarily due to additional borrowing of $3.0 million in 2008. Additionally, we paid $0.9 million in financing fees in conjunction with modifications of our debt in 2007.

We had total borrowings under our revolving credit facility of $43.0 million at December 31, 2008, and an unrestricted cash balance of $13.7 million. Approximately $0.4 million of the unrestricted cash balance relates to our Mexican subsidiaries. Maximum borrowings on the Revolving Credit Agreement are $50.0 million. Standby letters of credit up to a maximum of $15.0 million may be issued under the Credit Agreement of which $2.0 million were issued at December 31, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The adoption of SFAS No. 157 for non-financial assets and liabilities, effective January 1, 2009, is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Item 10 of Regulation S-K and thus are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2008. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we concluded that as of December 31, 2008, Sypris’ internal control over financial reporting is effective based on these criteria.

Ernst & Young LLP, our independent auditors and a registered public accounting firm, has audited and reported on the consolidated financial statements of Sypris Solutions, Inc. and on the effectiveness of our internal controls over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sypris Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sypris Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sypris Solutions, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 31, 2009

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Years ended December 31,
	2008	2007
Net revenue:
Outsourced services	$330,433	$354,215
Products	80,885	81,700

Total net revenue	411,318	435,915

Cost of sales:
Outsourced services	314,281	327,089
Products	64,868	69,030

Total cost of sales	379,149	396,119

Gross profit	32,169	39,796

Selling, general and administrative	41,450	40,517
Research and development	4,197	2,821
Amortization of intangible assets	213	527
Impairment of goodwill	440	—
Nonrecurring expense (income), net	45,086	(3,246)

Operating loss	(59,217)	(823)

Interest expense, net	4,235	3,685
Impairment of marketable securities	66,758	—
Other expense, net	1,832	31

Loss before income taxes	(132,042)	(4,539)

Income tax benefit	(1,486)	(2,400)

Net loss	$(130,556)	$(2,139)

Loss per common share:
Basic	$(7.11)	$(0.12)
Diluted	$(7.11)	$(0.12)

Cash dividends per common share	$0.11	$0.12

Shares used in computing loss per common share:
Basic	18,365	18,231
Diluted	18,365	18,231

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$13,717	$14,622
Restricted cash	464	883
Accounts receivable, net	44,695	59,067
Inventory, net	48,394	71,789
Other current assets	12,009	107,132

Total current assets	119,279	253,493

Investment in marketable securities	2,769	—

Property, plant and equipment, net	105,219	137,104

Goodwill	13,837	14,277

Other assets	12,101	17,186

Total assets	$253,205	$422,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,645	$54,119
Accrued liabilities	28,433	41,933
Current portion of long-term debt	—	5,000

Total current liabilities	73,078	101,052

Long-term debt	73,000	60,000

Other liabilities	47,142	53,529

Total liabilities	193,220	214,581

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 19,496,620 shares issued and 19,296,003 outstanding in 2008 and 19,205,247 shares issued and 19,078,440 outstanding in 2007	195	192
Additional paid-in capital	146,741	146,025
Retained (deficit) earnings	(67,205)	65,402
Accumulated other comprehensive loss	(19,744)	(3,943)
Treasury stock, 200,617 and 126,807 shares in 2008 and 2007, respectively	(2)	(197)

Total stockholders’ equity	59,985	207,479

Total liabilities and stockholders’ equity	$253,205	$422,060

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(130,556)	$(2,139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,381	29,386
Deferred income taxes	(1,512)	(15,373)
Provision for excess and obsolete inventory	735	1,322
Provision for doubtful accounts	(150)	(132)
Non-cash compensation	967	1,375
Other-than-temporary impairment on marketable securities	66,758	—
Non-cash restructuring charges and asset impairment charges	36,453	—
Goodwill impairment	440	—
Other noncash items	(8,301)	(15,770)
Contributions to pension plans	—	(392)
Changes in operating assets and liabilities:
Accounts receivable	14,757	(6,059)
Inventory	13,434	5,964
Other current assets	4,022	(2,684)
Accounts payable	(8,646)	(16,769)
Accrued and other liabilities	(9,119)	10,767

Net cash provided by (used in) operating activities	4,663	(10,504)

Cash flows from investing activities:
Capital expenditures	(13,084)	(10,155)
Proceeds from sale of assets	1,534	224
Changes in nonoperating assets and liabilities	295	542

Net cash used in investing activities	(11,255)	(9,389)

Cash flows from financing activities:
Net increase in debt under revolving credit agreements	8,000	30,000
Payments on Senior Notes	—	(25,000)
Debt modification costs	—	(885)
Cash dividends paid	(2,313)	(2,264)
Proceeds from issuance of common stock, net	—	264

Net cash provided by financing activities	5,687	2,115

Net decrease in cash and cash equivalents	(905)	(17,778)

Cash and cash equivalents at beginning of year	14,622	32,400

Cash and cash equivalents at end of year	$13,717	$14,622

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-In	Retained (Deficit)	Accumulated Other Comprehensive Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock
January 1, 2007 balance	18,338,484	$183	$143,537	$69,816	$(3,634)	$(16)

Net loss	—	—	—	(2,139)	—	—
Employee benefit related, net of tax of $241	—	—	—	—	(128)	—
Foreign currency translation loss	—	—	—	—	(181)	—

Comprehensive loss	—	—	—	(2,139)	(309)	—

Cash dividends, $0.12 per common share	—	—	—	(2,287)	—	—
Restricted common stock grant	613,290	6	(6)	—	—	—
Noncash compensation	18,097	—	1,363	12	—	—
Exercise of stock options	71,643	1	445	—	—	—
Treasury stock	(123,048)	—	—	—	—	(181)
Stock option exchange	159,974	2	638	—	—	—
Stock option tax benefit	—	—	48	—	—	—

December 31, 2007 balance	19,078,440	192	146,025	65,402	(3,943)	(197)

Net loss	—	—	—	(130,556)	—	—
Employee benefit related	—	—	—	—	(9,343)	—
Foreign currency translation loss	—	—	—	—	(6,464)	—

Comprehensive loss	—	—	—	(130,556)	(15,807)	—

Cash dividends, $0.11 per common share	—	—	—	(2,125)	—	—
Restricted common stock grant	347,379	3	(3)	—	—	—
Noncash compensation	45,492	—	934	33	—	—
Treasury stock	(175,957)	—	1	—	—	(20)
Retire treasury stock	—	—	(215)	—	—	215
Stock option exchange	649	—	(1)	—	—	—
Other	—	—	—	41	6	—

December 31, 2008 balance	19,296,003	$195	$146,741	$(67,205)	$(19,744)	$(2)

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

Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, testing, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components & assemblies, aerospace & defense electronics, and test & measurement services. The Company provides such services through its Industrial and Electronics Groups (Note 20).

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

Cash Equivalents and Restricted Cash

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased, while restricted cash consists of amounts funded to the Company by a Landlord under a lease agreement signed in 2006. Under the terms of the lease, the funds are required to be expended on leasehold improvements prior to June 2010.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Investment in Marketable Securities

Securities are carried at fair value based on quoted market prices. Increases and decreases in fair value are recorded as unrealized gains and losses in other comprehensive income. Management evaluates its marketable securities for other-than-temporary impairment when the fair value of the investment is lower than its book value. Factors that are considered when evaluating for other-than-temporary impairment included the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, credit risk, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.

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

Goodwill

Goodwill is tested at least annually for impairment by calculating the estimated fair value of each business with which goodwill is associated. The estimated fair value is determined based on a discounted cash flow basis, which is compared to the carrying value of each applicable business. The Company tested goodwill for impairment as of December 31, 2008 and 2007. An impairment charge of $440,000 was recognized in the fourth quarter of 2008 for the Industrial Group (Note 3). No impairment loss was recorded in 2007. As of December 31, 2008, the carrying value of goodwill for the Aerospace & Defense and the Test & Measurement segments was $6,900,000 and $6,937,000, respectively. As of December 31, 2007, the carrying value of goodwill for the Industrial Group, Aerospace & Defense and the Test & Measurement segments was $440,000, $6,900,000 and $6,937,000, respectively. Goodwill is further discussed in Note 3.

Deferred Revenue

Deferred revenue for the Electronics Group is recorded when payments are received in advance of achieving project milestones and is amortized into revenue based on the ratio of costs incurred to the Company’s estimate of total costs at completion. Deferred revenue for the Industrial Group is generally associated with the Dana Holding Corporation (Dana) settlement (Note 2) and will be amortized into income on a units-of-production basis over the term of the related supply agreement.

Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In 2008, the Company recognized a $50,395,000 valuation allowance against its deferred tax assets. Of this total, $46,745,000 was recognized through income tax expense (i.e., offsetting tax benefit related to current year losses) and $3,650,000 was recognized through other comprehensive income (Note 18). No valuation allowance was recorded in 2007.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

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

Net revenue under long-term, fixed-price contracts with aerospace & defense companies and agencies of the U.S. Government is recognized using the percentage of completion method, primarily using units-of-delivery as the basis to measure progress toward completing the contract and recognizing revenue. Estimated contract profits are taken into earnings in proportion to recorded sales. Sales under certain long-term fixed-price contracts that specifically provide for milestones are recorded as revenue upon achievement of performance milestones, limited to revenue recognized using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Amounts representing contract change orders or claims are included in revenue when such costs are reliably estimated and realization is probable. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts are charged to earnings when determined to be probable. Gross profit for the years ended December 31, 2008 and 2007 included charges of $9,219,000 and $3,674,000, respectively, for contracts in a loss position at year end.

Revenue recognized under the percentage of completion method of accounting totaled approximately $102,408,000 and $89,777,000 for the years ended December 31, 2008 and 2007, respectively. In 2008 and 2007, approximately 93% and 90%, respectively, of such amount was accounted for based on units of delivery and approximately 7% and 10%, respectively, was accounted for based on milestones or cost-to-cost.

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2008 and 2007, was $466,000 and $523,000, respectively. The Company’s warranty expense for the years ended December 31, 2008 and 2007 was $680,000 and $736,000, respectively.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, various departments or agencies of the U.S. Government, and aerospace & defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 48% and 52% of accounts receivable outstanding at December 31, 2008 and 2007, respectively are due from the Company’s four largest customers. More specifically, Dana and ArvinMeritor, Inc. (ArvinMeritor) comprise 29% and 11%, respectively, of December 31, 2008 outstanding accounts receivables. Similar amounts at December 31, 2007 were 21% and 16%, respectively.

The Industrial Group’s largest customers for the year ended December 31, 2008 were Dana and ArvinMeritor, which represented approximately 37% and 9%, respectively, of the Company’s total net revenue. Dana and ArvinMeritor were the Company’s largest customers for the year ended December 31, 2007, which represented approximately 34% and 15%, respectively, of the Company’s total net revenue. The Company recognized revenue from contracts with the U.S. Government and its agencies approximating 13% and 12% of net revenue for the years ended December 31, 2008 and 2007, respectively. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2008 or 2007.

Risks and Uncertainties

There are several risks and uncertainties relating to the global economy, weekend capital markets and the automotive industry that could materially affect the Company’s future financial performance and liquidity. These risk and uncertainties could result in decreased sales, limited access to credit, rising costs, increased competition, customer or supplier bankruptcies, delays in customer payment terms and acceleration of supplier payments, growing inventories and failure to meet debt covenants.

Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiary is the Mexican peso. Assets and liabilities are translated at the period end exchange rate, and income and expense items are translated at the period end weighted average exchange rate. The resulting translation adjustments are recorded in comprehensive income (loss) as a separate component of stockholders’ equity. Remeasurement gains or losses for U.S. dollar denominated accounts of the Company’s Mexican subsidiary are included in other expense, net.

Collective Bargaining Agreements

Approximately 673, or 36% of the Company’s employees, all of which are in the Industrial Group, are covered by collective bargaining agreements. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 165 employees, or 9% of the Company’s workforce, expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement and represent approximately 307 employees, or 16% of the Company’s workforce.

Adoption of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The adoption of SFAS No. 157 for non-financial assets and liabilities, effective January 1, 2009, is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (SFAS No. 160). SFAS No. 160 requires all entities to report

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

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

Reclassifications

Certain amounts in the Company’s 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(2)	Dana Settlement Agreement

On March 3, 2006, the Company’s largest customer, Dana, and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. On August 7, 2007, the Company entered into a comprehensive settlement agreement with Dana to resolve all outstanding disputes between the parties, terminate previously approved arbitration payments and enter into a new long-term supply contract running through 2014. In addition, Dana provided the Company with an allowed general unsecured non-priority claim in the amount of $89,900,000, which was recorded by the Company at its estimated fair value of $76,483,000 as of the August 7, 2007 settlement date. The claim entitled the Company to receive an initial distribution of 3,090,408 shares of common stock in Dana, the right to participate in additional distributions of reserved shares of common stock of Dana if certain disputed matters are ultimately resolved for less than Dana’s reserves for those matters (estimated by the Company to represent an additional 739,000 shares) and the right to receive a distribution of cash of $6,891,000.

Dana emerged from bankruptcy on January 31, 2008, and on February 1, 2008, the newly issued shares of Dana Holding Corporation began trading on the New York Stock Exchange. On February 11, 2008, the Company received its initial distribution of common stock (3,090,408 shares), and on March 18, 2008 the Company received its cash distribution totaling $6,891,000. On April 21, 2008, July 30, 2008 and October 10, 2008, the Company received 114,536, 152,506 and 384,931 of Dana common shares, respectively. To date, the Company has received approximately 98% of the total common shares it expects to receive.

The aforementioned cash distribution was recorded as a reduction in the Company’s $76,483,000 recorded basis in the claim. Of the remaining $69,592,000, $56,162,000 was attributed to the initial distribution of shares received by the Company in February 2008, $2,081,000 was attributed to the shares received in April 2008, $2,771,000 was attributed to the shares received in July 2008 and $6,995,000 was attributed to the shares received in October 2008 (approximately $18.17 per share). The remaining $1,583,000 was attributed to the 87,000 in additional shares expected to be received by the Company. If the Company ultimately receives fewer additional shares than expected, the recorded costs of shares held would be adjusted on a pro rata basis.

The Company accounts for its common stock in Dana as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Based on an analysis of other-than-temporary impairment factors, the Company recorded an other-than-temporary impairment of $66,758,000, or $3.59 per share, for the year ended December 31, 2008. The non-cash impairment, which was recorded during the fourth quarter, was based on Dana’s closing stock price of $0.74 per share on December 31, 2008. See Note 7 for further information.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(3)	Restructuring, Impairments and Other Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton, Ohio facility, the integration of its Aerospace & Defense subsidiaries and the potential closure of other U.S. based Industrial Group locations. The purpose of the restructuring program was to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis. The Company expects to complete its program by early 2010.

In 2008, the Company recorded a restructuring charge of $45,086,000, or $2.45 per share, related to these initiatives, which is included in nonrecurring expense in the Consolidated Statement of Operations. A summary of the pre-tax charges is as follows (in thousands):

	Estimated Total Program	Recognized as of December 31, 2008	Estimated Remaining Costs to be Recognized
Severance and benefit-related costs	$4,153	$2,723	$1,430
Asset impairments	12,181	12,181	—
Deferred contract costs write-offs	16,102	16,102	—
Inventory related charges	7,895	7,895	—
Equipment relocation costs	4,179	239	3,940
Asset retirement obligations	1,500	1,500	—
Contract termination costs	3,209	3,209	—
Other	3,196	1,237	1,959

	$52,415	$45,086	$7,329

Severance and benefit-related costs tied to workforce reductions were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146) and SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS No. 112). Under SFAS No. 146, one-time termination benefits that are conditioned on employment through a certain transition period are recognized ratably between the date employees are communicated the details of the one-time termination benefit and their final date of service. Accordingly, the Company has recorded $2,723,000 in 2008 and expects to record an additional $1,430,000 in 2009.

The Company evaluates its long-lived assets for impairment when events or circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). The Company’s strategic decision to close certain facilities and transfer production among other facilities led to a $12,181,000 non-cash impairment charge in 2008. The charge was based on the excess of carrying value of certain assets not expected to be redeployed over their respective fair value. Fair values for these assets were determined based on third-party appraisals and discounted cash flow analyses. For assets to be redeployed to other Company locations, the Company incurred $239,000 in relocation costs and expects to incur $3,940,000 in additional costs in 2009 and early 2010.

Forecasted volumes for one of the Company’s link encryption product was significantly reduced during the fourth quarter of 2008 due to revised demand estimates from the National Security Agency. The Company had incurred and deferred over $20,000,000 in pre-contract costs since 2005. Based on this revision in demand, the Company recorded a non-cash charge of $16,102,000 to write off a portion of these deferred contract costs in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, Accounting for Performance of Construction-Type Contracts (SOP 81-1). At December 31, 2008, $3,841,000 in deferred contract costs associated with future performance under the program continues to be carried in other current assets (Note 6). Additionally, as a result of integration efforts within the Aerospace & Defense segment and the exit from certain other non-core product lines, the Company recorded non-cash inventory charges totaling $7,895,000 for inventory determined to be excess or obsolete as of December 31, 2008.

Asset retirement obligations recorded during 2008 relate to the expected closure of two Industrial Group facilities. Although the Company is indemnified for major environmental conditions that existed prior to the

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

acquisition of these facilities, certain other matters, including emptying residual chemicals from remaining storage tanks, purging operating pipelines within the facilities, and filling pits following the relocation of strategic operating equipment to other facilities, remain the responsibility of the Company. Such costs are estimated to be $1,500,000, none of which was expended during 2008.

In connection with the Company’s restructuring, rights conveyed under certain leases ceased being used during the fourth quarter of 2008. Aggregate discounted lease payments and a $915,000 lease termination payment to be made in 2009 were accrued in 2008 in accordance with SFAS No. 146. Total lease contract termination costs amounted to $3,209,000 for 2008.

A summary of restructuring activity and related reserves at December 31, 2008 is as follows (in thousands):

	2008
	Charged to Expense	Cash Payments or Asset Write-Offs	December 31, 2008 Balance
Severance and benefit-related costs	$2,723	$678	$2,045
Asset impairments	12,181	12,181	—
Deferred contract costs write-offs	16,102	16,102	—
Inventory related charges	7,895	7,895	—
Equipment relocation costs	239	239	—
Asset retirement obligations	1,500	—	1,500
Contract termination costs	3,209	68	3,141
Other	1,237	1,237	—

	$45,086	$38,400	$6,686

A summary of restructuring charges by reportable segment for the year ended December 31, 2008 is as follows (in thousands):

	Industrial Group	Aerospace & Defense	Total
Severance and benefit-related costs	$2,095	$628	$2,723
Asset impairments	12,181	—	12,181
Deferred contract costs write-offs	—	16,102	16,102
Inventory related charges	—	7,895	7,895
Equipment relocation costs	239	—	239
Asset retirement obligations	1,500	—	1,500
Contract termination costs	1,868	1,341	3,209
Other	46	1,191	1,237

	$17,929	$27,157	$45,086

The Company expects to incur additional pre-tax costs of approximately $5,980,000 in the Industrial Group and $1,349,000 in the Aerospace & Defense segment. The total pre-tax costs of $52,415,000 expected to be incurred includes $23,908,000 within the Industrial Group and $28,507,000 within the Aerospace & Defense segment.

As of December 31, 2008, the Company evaluated its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Given developments in the global truck components industry, it was determined that the carrying value of the Industrial Group’s goodwill exceeded its fair value. The fair value used for determining the goodwill impairment was based on the Company’s expected present value of projected future cash flows. The Company’s projections are based on significant assumptions and estimates which could vary materially from actual results. Based on the Company’s estimate of fair value, the Industrial Group recognized a $440,000 goodwill impairment as of December 31, 2008. No impairments were recorded in 2007.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(4)	Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2008	2007
Commercial	$38,320	$48,494
U.S. Government	6,834	11,168

	45,154	59,662
Allowance for doubtful accounts	(459)	(595)

	$44,695	$59,067

Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 2008 and 2007, of $5,820,000 and $9,680,000 respectively.

(5)	Inventory

Inventory consists of the following (in thousands):

	December 31,
	2008	2007
Raw materials, including perishable tooling of $737 and $1,129 in 2008 and 2007, respectively	$16,423	$21,140
Work in process	9,804	12,815
Finished goods	8,337	7,439
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	24,230	39,936
Progress payments related to long-term contracts and programs	(781)	(2,565)
Reserve for excess and obsolete inventory	(9,619)	(6,976)

	$48,394	$71,789

(6)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2008	2007
Dana claim	$—	$76,483
Deferred contract costs	3,841	19,341
Prepaid expenses	3,874	4,211
Other	4,294	7,097

	$12,009	$107,132

Included in other current assets are deferred taxes and income taxes refundable for the Company’s Mexican subsidiary and other items, none of which exceed 5% of total current assets.

(7)	Investment in Marketable Securities

The Company’s investment in marketable securities consists exclusively of shares in Dana common stock. The Company’s investment in Dana common stock is classified as an available-for-sale security in accordance with SFAS No. 115 and measured at fair value as determined by a quoted market price (a level 1 valuation under SFAS No. 157). At December 31, 2008, the Company owned 3,742,381 common shares of Dana with a market value of $0.74 per share. Due to the significant decline in the financial markets during the fourth quarter and Dana’s lower earnings projections reported during the fourth quarter, the Company determined that its investment in Dana common stock was other-than-temporarily impaired. Accordingly, the Company recorded a $66,758,000 non-cash impairment charge during the fourth quarter. Future increases or decreases in the fair value of Dana common stock will be recorded through other comprehensive income until the securities are sold or unless future declines are also

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

deemed other-than-temporary. Further other-than-temporary declines will be charged to earnings in the period that the declines are considered other-than-temporary. In accordance with SFAS No. 157, the fair value of the shares was valued based on quoted market prices in active markets for identical shares at December 31, 2008.

The following table summarizes marketable securities as of December 31, 2008 (in thousands):

	Basis	Gross Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Fair Value At Quoted Prices in Active Markets (Level 1)
Investment in marketable securities	$2,769	$—	$—	$2,769

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Land and land improvements	$4,558	$5,420
Buildings and building improvements	31,849	38,498
Machinery, equipment, furniture and fixtures	219,198	259,614
Construction in progress	5,364	3,661

	260,969	307,193
Accumulated depreciation	(155,750)	(170,089)

	$105,219	$137,104

Depreciation expense totaled approximately $24,664,000 and $28,384,000 for the years ended December 31, 2008 and 2007, respectively. In addition, there were capital expenditures of approximately $715,000 and $976,000 included in accounts payable or accrued liabilities at December 31, 2008 and 2007, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(9)	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2008	2007
Intangible assets:
Gross carrying value:
Industrial Group	$800	$800

Aerospace & Defense	125	920
Test & Measurement	—	872

Electronics Group	125	1,792

Total gross carrying value	925	2,592
Accumulated amortization:
Industrial Group	(415)	(326)

Aerospace & Defense	(60)	(502)
Test & Measurement	—	(872)

Electronics Group	(60)	(1,373)

Total accumulated amortization	(475)	(1,700)

Intangible assets, net	450	892
Deferred tax assets, net	8,395	10,285
Prepaid benefit cost	9	2,351
Other	3,247	3,658

	$12,101	$17,186

Intangible assets consist primarily of long-term supply agreements in the Industrial Group and software rights in the Aerospace & Defense segment. The weighted average amortization period for intangible assets was 8 years and 9 years at December 31, 2008 and 2007, respectively. Deferred tax assets, net relate to the Company’s Mexico operations and resulted primarily from the Dana settlement agreement. Other at December 31, 2008 includes unamortized loan costs for the Revolving Credit Agreement and Senior Notes of approximately $267,000 and $614,000, respectively. Unamortized loan costs at December 31, 2007 were $542,000 and $813,000, respectively. Amortization expense for intangible assets and loan costs is expected to be $995,000, $114,000, $103,000, $89,000, and $30,000 in each of the five fiscal years subsequent to December 31, 2008, respectively.

Based upon the decision to integrate the Sypris Data Systems division into the Sypris Electronics division to extract synergies within the Aerospace & Defense group, the Company performed a review of various product lines and strategically decided to phase out several products within the Aerospace & Defense segment. As a result, the Company determined that the remaining intangible asset balances associated with the product lines to be discontinued were impaired and recorded a non-cash impairment charge of $275,000 for the year ended December 31, 2008. The charge is included within nonrecurring expense in the consolidated statement of operations.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(10)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Salaries, wages, employment taxes and withholdings	$1,700	$2,562
Employee benefit plans	5,494	4,179
Income, property and other taxes	1,081	11,595
Deferred revenue	7,313	17,476
Restructuring accruals	6,686	—
Other	6,159	6,121

	$28,433	$41,933

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities. Deferred revenue at December 31, 2008 and 2007 includes $6,844,000 and $10,878,000, respectively, related to the Dana settlement.

(11)	Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Deferred revenue	$36,938	$43,196
Noncurrent pension liability	8,790	2,780
Deferred tax liability	—	6,195
Other	1,414	1,358

	$47,142	$53,529

Included in other liabilities is deferred compensation and other items, none of which exceed 5% of total liabilities. Deferred revenue at December 31, 2008 and 2007 relates to components of the Dana settlement, which will be amortized through 2014.

(12)	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2008	2007
Revolving Credit Agreement	$43,000	$35,000
Senior notes	30,000	30,000

	73,000	65,000
Less current portion	—	(5,000)

	$73,000	$60,000

In April 2007, the Company’s Revolving Credit Agreement was amended and restated to: i) limit total borrowings at $50,000,000, with $50,000,000 of additional borrowings available upon lead bank approval, ii) extend the Credit Agreement through October 2009, iii) revise certain financial covenants, iv) increase the Company’s interest rate structure, and v) add a security interest in the Company’s accounts receivable, inventory and equipment. Other terms of the Revolving Credit Agreement remained substantially unchanged.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

After the aforementioned modifications, the Company’s principal commitment under the Revolving Credit Agreement was due in October 2009, while the Company’s principal commitment under the Senior Notes consist of $4,091,000 of notes due in June 2009 bearing interest at 7.25%, $15,000,000 of notes due in 2011 bearing interest at 7.45% and $10,909,000 due in 2012 bearing interest at 7.55%.

At December 31, 2008, the Company had total availability for borrowings and letters of credit under the Revolving Credit Agreement of $5,037,000 along with an unrestricted cash balance of $13,717,000, which provides for total cash and borrowing capacity of $18,754,000. Approximately $355,000 of the unrestricted cash balance relates to the Company’s Mexican subsidiaries. Standby letters of credit up to a maximum of $15,000,000 may be issued under the Revolving Credit Agreement of which $1,963,000 and $1,913,000 were issued at December 31, 2008 and 2007, respectively.

The weighted average interest rate for outstanding borrowings at December 31, 2008 was 5.14%. The weighted average interest rates for borrowings during the years ended December 31, 2008 and 2007 were 6.3% and 6.7%, respectively. Interest incurred during the years ended December 31, 2008 and 2007 totaled approximately $4,447,000 and $4,240,000, respectively. The Company had no capitalized interest in 2008 or 2007. Interest paid during the years ended December 31, 2008 and 2007 totaled approximately $3,954,000 and $5,718,000, respectively.

The Revolving Credit Agreement and Senior Notes contain various covenants, including certain interest coverage and leverage ratios, among others. As of December 31, 2008, the Company was not in compliance with these ratios. However, the Company’s Revolving Credit Agreement and Senior Notes were amended as of March, 2009 to, among other things, i) waive the default as of December 31, 2008, ii) limit total borrowings, iii) revise the maturity date for the Credit Agreement and Senior Notes to January 2010, iv) revise certain financial covenants, v) restrict the payment of dividends, vi) require mandatory prepayment to the extent that marketable securities or other collateral is sold, and vii) increase the Company’s interest rate structure.

Based on the current forecast for 2009, the Company expects to be able to meet the financial covenants of its amended debt agreements and has sufficient liquidity to finance its operations. Although the Company believes the assumptions underlying its current forecast are realistic, the Company has considered the possibility of even lower revenues and other risk factors such as its ability to execute its current restructuring plans. If the Company experiences lower revenues than anticipated, the Company believes it can still comply with the amended debt covenants and satisfy the liquidity needs of the business during 2009. However, there is a high degree of instability in the current environment, and it is possible that certain scenarios would result in the Company’s non-compliance with financial covenants under the Revolving Credit Facility and Senior Notes.

Non-compliance with the covenants would provide the debt holders with the ability to demand immediate repayment of all outstanding borrowings under the Revolving Credit Facility and Senior Notes. Accordingly, the inability to comply with covenants, obtain waivers for non-compliance, or obtain alternative financing would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Based upon the Company’s current level of operations, and its 2009 business plan, the Company believes that cash flow from operations, available cash and available borrowings under its amended credit agreements will be adequate to meet its liquidity needs for at least the next twelve months.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(13)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying value for the Senior Notes exceeded the fair value by approximately $2,072,000 at December 31, 2008. The carrying amount of debt outstanding at December 31, 2008 and 2007 under the Credit Agreement approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

(14)	Employee Benefit Plans

The Industrial Group sponsors noncontributory defined benefit pension plans (the Pension Plans) covering certain of its employees. The Pension Plans covering salaried and management employees provide pension benefits that are based on the employees’ highest five-year average compensation within ten years before retirement. The Pension Plans covering hourly employees and union members generally provide benefits at stated amounts for each year of service. All of the Company’s pension plans are frozen to new participants and certain plans are frozen to additional benefit accruals. The Company’s funding policy is to make the minimum annual contributions required by the applicable regulations. The Pension Plans’ assets are primarily invested in equity securities and fixed income securities. The following table details the components of pension (income) expense (in thousands):

	Years ended December 31,
	2008	2007
Service cost	$77	$93
Interest cost on projected benefit obligation	2,469	2,161
Net amortizations and deferrals	80	168
Expected return on plan assets	(3,504)	(3,103)

	$(878)	$(681)

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

	December 31,
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$41,207	$41,111
Service cost	77	93
Interest cost	2,469	2,161
Actuarial loss	(2,201)	41
Benefits paid	(2,638)	(2,199)

Benefit obligation at end of year	$38,914	$41,207

Change in plan assets:
Fair value of plan assets at beginning of year	$40,637	$38,833
Actual return on plan assets	(8,161)	3,612
Company contributions	—	391
Benefits paid	(2,638)	(2,199)

Fair value of plan assets at end of year	$29,838	$40,637

Underfunded status of the plans	$(9,076)	$(570)

Balance sheet assets (liabilities):
Other assets	$9	$2,350
Accrued liabilities	(295)	(140)
Other liabilities	(8,790)	(2,780)

Net amount recognized	$(9,076)	$(570)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	December 31,
	2008	2007
Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$38,864	$25,738
Accumulated benefit obligation	38,782	25,583
Fair value of plan assets	29,779	22,818
Projected benefit obligation and net periodic pension cost assumptions:
Discount rate	5.80%	5.80%
Rate of compensation increase	4.00	4.00
Expected long-term rate of return on plan assets	8.25	8.25
Weighted average asset allocation:
Equity securities	52%	60%
Debt securities	48	40

Total	100%	100%

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2009 ranges from $100,000 to $300,000. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2008 and 2007 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 55-65% and fixed income securities ranging 35-45% of total investments. At December 31, 2008, the fixed income percentage temporarily exceeded the range due to reduced market value for equity securities.

Accumulated other comprehensive loss at December 31, 2008 includes the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $307,000 and unrecognized actuarial losses $16,149,000. The prior service credit and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2009 is $69,000 and $1,076,000, respectively.

At December 31, 2008, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2009	$2,793
2010	2,905
2011	3,009
2012	3,157
2013	3,207
2014-2018	16,179

$31,250

The Company sponsors a defined contribution plan (the Defined Contribution Plan) for substantially all employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions and provide discretionary contributions. Contributions to the Defined Contribution Plan in 2008 and 2007 totaled approximately $2,322,000 and $2,332,000, respectively.

The Company has self-insured medical plans (the Medical Plans) covering substantially all domestic employees. The number of employees participating in the Medical Plans was approximately 1,375 and 1,522 at December 31, 2008 and 2007, respectively. The Medical Plans limit the Company’s annual obligations to fund claims to specified amounts per participant. The Company is adequately insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2008 and 2007, the Company charged approximately $12,320,000 and $14,424,000, respectively, to operations related to medical claims incurred and estimated, reinsurance premiums, and administrative costs for the Medical Plans.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans related to continuing operations totaled approximately $180,000 and $160,000 in 2008 and 2007, respectively. The aggregate benefit plan assets and accumulated benefit obligation of these plans are not significant.

(15)	Commitments and Contingencies

The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008 are as follows (in thousands):

2009	$6,682
2010	3,454
2011	3,194
2012	2,610
2013	2,065
2014 and thereafter	4,679

$22,684

Rent expense for the years ended December 31, 2008 and 2007 totaled approximately $8,309,000 and $9,083,000, respectively.

As of December 31, 2008, the Company had outstanding purchase commitments of approximately $34,955,000 primarily for the acquisition of inventory and manufacturing equipment.

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

(16)	Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and performance-based stock options (Target Options). A total of 3,000,000 shares of common stock were reserved for issuance under the 2004 Equity Plan. The aggregate number of shares available for future grant as of December 31, 2008 and 2007 was 1,189,741 and 1,479,043, respectively.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Fair value for restricted shares is equal to the stock price on the date of grant, while the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical Company and industry data to estimate the expected price volatility, the expected option life, the expected forfeiture rate and the expected dividend yield. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Years ended December 31,
	2008	2007
Expected life (years)	3.5	3.1
Expected volatility	46.9%	48.5%
Risk-free interest rates	2.43%	4.58%
Expected dividend yield	2.96%	1.77%

On March 31, 2008, the Company offered eligible participants, including executive officers and directors of the Company, the opportunity to surrender certain vested outstanding, unexercised stock options which have exercise prices greater than $4.31 per share (the market value of a share of the Company’s common stock on March 31, 2008) in exchange for shares of common stock or new options to acquire common stock with an exercise price of $4.31 per share, pursuant to the 2004 Equity Plan (the 2008 Exchange Offer). Participants could participate in the offer if they remained employed until May 12, 2008, the date on which the Company cancelled eligible options under the offer. At the participant’s election, the participant could exchange all of the eligible options owned by such participant for either shares of common stock having a fair value equivalent to the fair value of each such eligible option, or new, vested options to purchase shares of Sypris common stock having a fair value equivalent to the fair value of each such eligible option.

The ratio of shares subject to eligible options cancelled to common stock and new options issued was calculated using the Black-Scholes Merton Option Valuation Model. Each share of common stock and new option granted with respect to an exchanged option was fully vested. All new options are exercisable through March 30, 2012 unless earlier forfeited.

Pursuant to the 2008 Exchange Offer and in exchange for the options surrendered, the Company issued 904 shares of common stock, in addition to 179,946 options to purchase common stock.

On May 14, 2007 the Company offered eligible participants, including executive officers and directors of the Company, the opportunity to surrender certain vested outstanding, unexercised stock options which have exercise prices greater than $7.90 per share (the market value of a share of the Company’s common stock on May 14, 2007) in exchange for shares of common stock or new options to acquire common stock with an exercise price of $7.90 per share, pursuant to the 2004 Equity Plan (the 2007 Exchange Offer). Participants could participate in the offer if they remained employed through June 13, 2007, the date on which the Company canceled eligible options under the offer. At the participant’s election, the participant could exchange all of the eligible options owned by such participant for either (i) shares of common stock having a fair value equivalent to the fair value of each such eligible option, or (ii) new options to purchase shares of Sypris common stock having a fair value equivalent to the fair value of each such eligible option.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Pursuant to the 2007 Exchange Offer and in exchange for the options surrendered, the Company issued 159,974 shares of common stock and 374,529 options to purchase common stock. Additionally, participants surrendered 150,500 Target Options under the program, which represented all remaining Target Options outstanding at the date of exchange.

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

A summary of the restricted stock activity is as follows (excluding performance restricted stock):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2008	493,805	$8.57
Granted	121,146	3.99
Vested	(21,310)	12.85
Forfeited	(107,839)	8.75

Nonvested shares at December 31, 2008	485,802	$7.20

The total fair value of shares vested during 2008 was $71,000. No shares vested during 2007. In conjunction with the vesting of restricted shares and payment of taxes thereon, the Company received into treasury 6,502 restricted shares at an average price of $3.40 per share, the closing market price on the date the restricted stock vested. Such repurchased shares were immediately cancelled.

A summary of the performance restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2008	250,227	$7.02
Granted	226,233	5.02
Forfeited	(61,616)	6.49

Nonvested shares at December 31, 2008	414,844	$6.01

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes option activity for the year ended December 31, 2008:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,281,440	$8.33
Granted	360,946	3.63
Exchanged	(423,986)	7.34
Forfeited	(49,300)	8.69
Expired	(68,823)	8.87

Outstanding at December 31, 2008	1,100,277	$7.13	3.08	$—

Exercisable at December 31, 2008	712,402	$7.54	2.35	$—

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the year ended December 31, 2008 and 2007 was $1.08 and $2.66 per share, respectively. There were no options exercised in 2008. The total intrinsic value of options exercised during 2007 was $145,000.

As of December 31, 2008, there was $2,011,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of option shares vested was $1,473,000 and $1,556,000 during the years ended December 31, 2008 and 2007, respectively.

(17)	Stockholders’ Equity

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

As of December 31, 2008, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in connection with the adoption of the stockholder rights plan. There are no shares of Series A Preferred Stock currently outstanding. The holders of Series A Preferred Stock will have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company’s dissolution. The shares of Series A Preferred Stock shall not be redeemable. However, the Company may purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The components of comprehensive loss, net of tax, are as follows for the periods indicated (in thousands):

	Years ended December 31,
	2008	2007
Net loss	$(130,556)	$(2,139)

Other comprehensive loss:
Foreign currency translation adjustments	(6,464)	(181)
Pension adjustments – U.S	(9,384)	396
Pension adjustments – Mexico	47	(524)

Total comprehensive loss	$(146,357)	$(2,448)

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2008	2007
Foreign currency translation adjustments	$(5,937)	$527
Employee benefit related adjustments, net of tax of $2,512 – U.S.	(13,330)	(3,946)
Employee benefit related adjustments – Mexico	(477)	(524)

Accumulated other comprehensive loss	$(19,744)	$(3,943)

For the years ended December 31, 2008 and 2007, other expense, net includes foreign currency remeasurement losses of $1,939,000 and gains of $106,000, respectively.

(18)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of loss before taxes are as follows (in thousands):

	Years ended December 31,
	2008	2007
Domestic	$(97,328)	$(6,960)
Foreign	(34,714)	2,421

	$(132,042)	$(4,539)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The components of income tax (benefit) expense are as follows (in thousands):

	Years ended December 31,
	2008	2007
Current:
Federal	$(631)	$601
State	100	175
Foreign	557	12,197

Total current income tax expense	26	12,973

Deferred:
Federal	(518)	(3,202)
State	(95)	(734)
Foreign	(899)	(11,437)

Total deferred income tax benefit	(1,512)	(15,373)

	$(1,486)	$(2,400)

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. Federal and state income taxes paid in the U.S. during 2008 and 2007 totaled approximately $39,000 and $123,000, respectively. Foreign income taxes paid during 2008 and 2007 totaled approximately $12,703,000 and $2,542,000, respectively. The Company received approximately $614,000 in federal income tax refunds during 2007. No federal refunds were received in 2008. At December 31, 2008, the Company had approximately $63,318,000 of federal net operating loss carryforwards available to offset future federal taxable income, which will expire on December 31, 2028. At December 31, 2008, the Company had approximately $13,088,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida. Such carryforwards reflect income tax losses incurred which will expire on December 31 of the following years (in thousands):

2009	$1,918
2010	560
2011	5,999
2018	464
2026	627
2027	3,520

$13,088

The following is a reconciliation of income tax benefit to that computed by applying the federal statutory rate to loss before income taxes (in thousands):

	Years ended December 31,
	2008	2007
Federal tax benefit at the statutory rate	$(46,215)	$(1,589)
Current year permanent differences	(337)	91
State income taxes, net of federal tax impact	(3,444)	(167)
Change in estimate of tax contingencies	(996)	(104)
Effect of tax rates of foreign subsidiaries	2,569	(88)
Provision to return reconciliation and other	192	(543)
Valuation allowance	46,745	—

	$(1,486)	$(2,400)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Compensation and benefit accruals	$3,407	$1,712
Inventory valuation	4,682	3,225
Federal and state net operating loss carryforwards	25,329	4,535
Deferred revenue	8,641	4,428
Accounts receivable allowance	178	231
Contract provisions	2,989	—
Defined benefit pension plan	2,926	—
Foreign deferred revenue and other provisions	19,751	11,360
AMT credits	431	395
Other	340	—

	68,674	25,886
Domestic valuation allowance	(40,483)	—
Foreign valuation allowance	(9,912)	—

Total deferred tax assets	18,279	25,886

Deferred tax liabilities:
Depreciation	(8,440)	(14,145)
Defined benefit pension plan	—	(348)
Contract provisions	—	(280)
Other	—	(446)

Total deferred tax liabilities	(8,440)	(15,219)

Net deferred tax asset	$9,839	$10,667

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The loss incurred in the year ended December 31, 2008, and the net cumulative loss for the current and prior two years, represents negative evidence under the provisions of SFAS No. 109 requiring the Company to establish a valuation allowance against domestic deferred tax assets. This valuation allowance offsets assets associated with future tax deductions, carryforward items and impairment of marketable securities. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and certain non-U.S. tax benefits.

The Company generated $9,912,000 in deferred tax assets at its foreign subsidiary associated with the impairment of marketable securities. These deferred tax assets were the result of capital losses. Under Mexican tax law, capital losses may only be deducted to the extent of capital gains. As the Company has no assurance of generating future capital gains, a full valuation allowance associated with the capital loss was recorded, as it did not meet the more-likely-than-not criteria of SFAS No. 109. The remaining deferred tax asset balance of $9,839,000 is attributable to Mexico. The Company has been profitable in Mexico in the past and anticipates continuing profitability in the future.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Specifically, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of the Company’s tax positions reassessment, including interest and penalties, in accordance with the requirements of FIN 48, was a benefit of $996,000 in 2008 and $104,000 in 2007.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2008	2007
Unrecognized tax benefits at beginning of period	$865	$1,030
Increases based on tax positions of prior years	—	8
Decreases based on tax positions of prior years	(665)	(91)
Increases based on tax positions related to the current year	—	4
Lapse in statute of limitations	—	(86)

Unrecognized tax benefits at end of period	$200	$865

The 2008 assessment of tax positions of prior years was impacted by net operating losses incurred during 2008.

If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire balance at December 31, 2008 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Company does not have an accrual for the payment of tax-related interest and penalties. As of December 31, 2007, the Company had accrued approximately $331,000 for the payment of tax-related interest and penalties, the balance of which is carried in accrued liabilities in the consolidated balance sheets.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2005 through 2008, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

The American Jobs Creation Act of 2004 (the Act), which was signed into law on October 22, 2004, introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. The FASB issued Staff Position No. FAS 109-2 in December 2004, which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act. The Company has considered the implications of the Act on the repatriation of certain foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries. The Company did not repatriate earnings under the Act in fiscal 2008 or 2007 because it intends to indefinitely reinvest foreign earnings outside the U.S., and has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries that might be payable if these earnings were repatriated. However, the Company believes that U.S. foreign tax credits would, for the most part, eliminate any additional U.S. tax.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(19)	Loss Per Common Share

Basic loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per common share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and restricted stock.

The following table presents information necessary to calculate loss per common share (in thousands, except per share data):

	Years ended December 31,
	2008	2007
Shares outstanding:

Weighted average shares outstanding	18,365	18,231
Effect of dilutive employee stock options	—	—

Adjusted weighted average shares outstanding and assumed conversions	18,365	18,231

Net loss applicable to common stock	$(130,556)	$(2,139)

Loss per common share:
Basic	$(7.11)	$(0.12)

Diluted	$(7.11)	$(0.12)

Adjusted weighted average shares outstanding and assumed conversions excludes all outstanding options and restricted stock at December 31, 2008 and 2007 because the effect of inclusion would be anti-dilutive.

(20)	Segment Information

The Company is organized into two business groups, the Industrial Group and the Electronics Group. The Industrial Group is one reportable business segment, while the Electronics Group includes two reportable business segments, Aerospace & Defense and Test & Measurement. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies, and workforce skills of the segments. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. The Aerospace & Defense reportable segment provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems. The Test & Measurement reportable segment provides a wide range of technical services for a diversified customer base as an outsourced service provider and manufactures magnetic instruments, current sensors, and other electronic products. Revenue derived from outsourced services for the Industrial Group accounted for 56% and 60% of total net revenue in 2008 and 2007, respectively. Revenue derived from outsourced services for the Aerospace & Defense reportable segment accounted for 13% and 11% of total net revenue in 2008 and 2007, respectively. Revenue derived from outsourced services for the Test & Measurement reportable segment accounted for 12% and 11% of total net revenue in 2008 and 2007, respectively. There was no intersegment net revenue recognized for any year presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Years ended December 31,
	2008	2007
Net revenue from unaffiliated customers:
Industrial Group	$244,177	$279,082
Aerospace & Defense	111,928	104,505
Test & Measurement	55,213	52,328

Electronics Group	167,141	156,833

	$411,318	$435,915

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	Years ended December 31,
	2008	2007
Gross profit:
Industrial Group	$10,821	$17,590
Aerospace & Defense	7,353	9,009
Test & Measurement	13,995	13,197

Electronics Group	21,348	22,206

	$32,169	$39,796

Nonrecurring expense (income), net:
Industrial Group	$17,928	$(5,874)
Aerospace & Defense	27,158	—
Test & Measurement	—	—

Electronics Group	27,158	—
General, corporate and other	—	2,628

	$45,086	$(3,246)

Operating (loss) income:
Industrial Group	$(18,754)	$13,731
Aerospace & Defense	(34,614)	(4,512)
Test & Measurement	2,182	2,014

Electronics Group	(32,432)	(2,498)
General, corporate and other	(8,031)	(12,056)

	$(59,217)	$(823)

Depreciation and amortization:
Industrial Group	$17,217	$20,139
Aerospace & Defense	3,647	4,358
Test & Measurement	3,749	4,132

Electronics Group	7,396	8,490
General, corporate and other	768	757

	$25,381	$29,386

Non-cash restructuring charges and asset impairment charges:
Industrial Group	$12,181	$—
Aerospace & Defense	24,272	—
Test & Measurement	—	—

Electronics Group	24,272	—
General, corporate and other	—	—

	$36,453	$—

Capital expenditures:
Industrial Group	$8,524	$5,767
Aerospace & Defense	772	1,354
Test & Measurement	3,437	3,012

Electronics Group	4,209	4,366
General, corporate and other	351	22

	$13,084	$10,155

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	December 31,
	2008	2007
Total assets:
Industrial Group	$146,964	$264,182
Aerospace & Defense	65,077	108,189
Test & Measurement	29,892	30,337

Electronics Group	94,969	138,526
General, corporate and other	11,272	19,352

	$253,205	$422,060

The Company’s export sales from the U.S. totaled $34,148,000 and $24,976,000 in 2008 and 2007, respectively. Approximately $64,824,000 and $53,552,000 of net revenue in 2008 and 2007, respectively, and $23,555,000 and $29,027,000 of long lived assets at December 31, 2008 and 2007, respectively, relate to the Company’s international operations.

(21)	Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the consolidated statements of operations by quarter for the years ended December 31, 2008 and 2007:

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except for per share data)
Net revenue	$106,262	$110,350	$100,157	$94,549	$111,439	$116,247	$104,520	$103,709
Gross profit	12,728	11,075	6,655	1,711	12,007	7,701	10,472	9,616
Operating income (loss)	1,508	(972)	(5,411)	(54,342)	262	(3,200)	4,201	(2,086)
Net income (loss)	385	(935)	(7,756)	(122,250)	(245)	(2,301)	2,637	(2,230)
Earnings (loss) per common share:
Basic	$0.02	$(0.05)	$(0.42)	$(6.65)	$(0.01)	$(0.13)	$0.14	$(0.12)
Diluted	$0.02	$(0.05)	$(0.42)	$(6.65)	$(0.01)	$(0.13)	$0.14	$(0.12)
Cash dividends declared per common share	$0.03	$0.03	$0.03	$0.02	$0.03	$0.03	$0.03	$0.03

(22)	Subsequent Events

On February 25, 2009, the Company granted 296,000 restricted stock awards under a long-term incentive program. Fifty percent of the awards vest on each of the first and second anniversaries of the grant date. Additionally, the Company granted 405,000 restricted stock awards under a special incentive key employee award program. These shares vest on the third anniversary of the grant date. The Company also granted 300,000 options on February 25, 2009 with a five year life and cliff vesting over three years of service.

On February 25, 2009, the Board of Directors voted to suspend the Company’s declaration of a dividend with respect to the Company’s par value $.01 common stock.

Effective as of March 2, 2009, the Company’s Compensation Committee exercised its discretion under a long-term incentive program to cancel 336,201 shares of previously awarded, Performance Restricted Stock.

In March 2009, the Company’s Credit Agreement and Senior Notes were amended to, among other things, i) waive the default as of December 31, 2008, ii) limit total borrowings, iii) revise the maturity date for the Credit Agreement and Senior Notes to January 2010, iv) revise certain financial covenants, v) restrict the payment of dividends, vi) require mandatory prepayment to the extent that marketable securities or other collateral is sold, and vii) increase the Company’s interest rate structure

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Governance of the Company – Compensation of Directors,” “Governance of the Company,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End 2008,” “Director Compensation,” and “Compensation Committee Report” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	1,100,277	(1)	$7.13	1,189,741	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	1,100,277		$7.13	1,189,741

(1)	Consists of (a) 319,085 outstanding options under the 1994 Stock Option Plan for Key Employees (“1994 Key Plan”), which Plan expired on October 27, 2004, (b) 126,107 outstanding options under the 1994 Independent Directors’ Stock Option Plan, which Plan expired on October 27, 2004, and (c) 655,085 outstanding options under the 2004 Equity Plan.
(2)	Shares remaining available for issuance under the 2004 Equity Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

The financial statements as set forth under Item 8 of this report on Form 10-K are included.

2.	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2002 (No. 333-87880)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999 (Commission File No. 000- 24020)).

4.2	Rights Agreement dated as of October 23, 2001 between the Company and LaSalle Bank National Association, as Rights Agent, including as Exhibit A the Form of Certificate of Designation and as Exhibit B the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 23, 2001 (Commission File No. 000-24020)).

4.3	Notice of Removal of Rights Agent and Appointment of Successor Rights Agent and Amendment No. 1 to the Rights Agreement effective as of September 8, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2008 filed on November 5, 2008 (Commission File No. 000-24020)).

10.1	Purchase and Sale Agreement among Honeywell Inc., Defense Communications Products Corporation (prior name of Group Technologies Corporation) and Group Financial Partners, Inc. dated May 21, 1989 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S- 1 filed May 18, 1994 (Registration No. 33-76326)).

10.2	Purchase and Sale Agreement among Alliant Techsystems Inc., MAC Acquisition I, Inc. and Group Technologies Corporation dated December 31, 1992 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.3	Purchase and Sale Agreement among Philips Electronic North America Corporation and Group Technologies Corporation dated June 25, 1993 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.4	Asset Purchase Agreement dated April 6, 2001 by and between Tube Turns Technologies, Inc. and Dana Corporation as amended by a First Amendment dated May 4, 2001 and as amended by a Second Amendment on May 15, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 filed on July 30, 2001 (Commission File No. 000- 24020)).

10.5	Asset Purchase Agreement between Sypris Technologies, Inc. and Dana Corporation dated December 8, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed on February 12, 2004 (Commission File No. 000-24020)).

Exhibit Number	Description
10.6	1999 Amended and Restated Loan Agreement between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated October 27, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 filed on February 25, 2000 (Commission File No. 000-24020)).

10.6.1	2000A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated November 9, 2000 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.6.2	2001A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated February 15, 2001 (incorporated by reference to Exhibit 10.6.2 to the Company’s Form 10-Q for the quarterly period ended April 1, 2001 filed on April 30, 2001 (Commission File No. 000-24020)).

10.6.3	2002A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated December 21, 2001 (incorporated by reference to Exhibit 10.6.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 filed on January 31, 2002 (Commission File No. 000-24020)).

10.6.4	2002B Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated July 3, 2002 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 filed on July 29, 2002 (Commission File No. 000-24020)).

10.6.5	2003A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated October 16, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2003 filed on October 29, 2003 (Commission File No. 000-24020)).

10.6.6	2005A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated March 10, 2005 (incorporated by reference to Exhibit 10.6.6 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020)).

10.6.7	2005B Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated May 10, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.6.8	2005C Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated August 3, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

Exhibit Number	Description
10.6.9	2006A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated February 28, 2006 (incorporated by reference to Exhibit 10.6.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 15, 2006 (Commission File No. 000-24020)).

10.6.10	Amended and Restated Loan Agreement dated as of April 6, 2007 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and JP Morgan Chase Bank, N.A., LaSalle Bank National Association, and National City Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007 (Commission File No. 000-24020)).

10.6.11	2007A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated September 17, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

10.7	Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of June 10, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

10.7.1	First Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.7.2	Second Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of March 13, 2006 (incorporated by reference to Exhibit 10.7.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 15, 2006 (Commission File No. 000-24020)).

10.7.3	Third Amendment to the Note Purchase Agreement dated as of April 6, 2007 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and The Guardian Life Insurance Company Of America, Connecticut General Life Insurance Company , Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 11, 2007(Commission File No. 000-24020))

10.7.4	Security Interest Agreement dated April 6, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 11, 2007(Commission File No. 000-24020)).

Exhibit Number	Description
10.8	Lease between John Hancock Mutual Life Insurance Company and Honeywell, Inc. dated April 27, 1979; related Notice of Assignment from John Hancock Mutual Life Insurance Company to Sweetwell Industrial Associates, L.P., dated July 10, 1986; related Assignment and Assumption of Lease between Honeywell, Inc. and Defense Communications Products Corporation (prior name of Group Technologies Corporation) dated May 21, 1989; and related Amendment I to Lease Agreement between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 25, 1991, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.8.1	Agreement related to Fourth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated November 1, 2000, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.8.2	Agreement related to Fifth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 12, 2006, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 filed on March 14, 2007 (Commission File No. 000-24020)).

10.8.3	Agreement related to Sixth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated August 13, 2008, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2008 filed on November 5, 2008 (Commission File No. 000-24020)).

10.9	Lease between Metrum-Datatape, Inc. (assignee of Metrum, Inc.) and Alliant Techsystems, Inc. dated March 29, 1993 and amended July 29, 1993, May 2, 1994, November 14, 1995, December 4, 1996 and February 12, 1998 regarding 4800 East Dry Creek Road Property (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.10	Lease between Sypris Data Systems, Inc. and Via Verde Venture, LLC. dated September 24, 2003 regarding 160 East Via Verde, San Dimas, California (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed on February 12, 2004 (Commission File No. 000-24020)).

10.11*	Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87880)).

10.12*	Sypris Solutions, Inc. Share Performance Program For Stock Option Grants dated July 1, 1998 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.13*	Sypris Solutions, Inc. Independent Directors’ Stock Option Plan as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87882)).

10.14*	Sypris Solutions, Inc., Directors Compensation Program As Amended and Restated Effective February 24, 2004 and as amended December 15, 2004, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.15*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on March 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.16*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on February 20, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10- K for the fiscal year ended December 31, 2006 filed on March 14, 2007 (Commission File No. 000- 24020)).

Exhibit Number	Description
10.17*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on December 17, 2008.

10.18*	Sypris Solutions, Inc. Executive Bonus Plan, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 30, 2003 filed on April 30, 2003 (Commission File No. 000-24020)).

10.19*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020)).

10.20*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000- 24020)).

10.21*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 9, 2008 (Commission File No. 000-24020)).

10.22*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 30, 2008 filed on April 30, 2008 (Commission File No. 000-24020)).

10.23*	2004 Sypris Equity Plan effective as of April 27, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.24*	Form of non-qualified stock option award agreement for non-employee directors (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.25*	Form of non-qualified stock option award agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.26*	Form of performance-based stock option award agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.27*	Form of Restricted Stock Award Agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.28*	Form of Non-Qualified Stock Option Award Agreement for Six-Year Stock Option for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.29*	Form of Amendment to Stock Option Agreements to Accelerate Vesting Periods for Certain “Underwater” Options for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020)).

10.30*	Employment Agreement by and between Metrum-Datatape, Inc. and G. Darrell Robertson dated February 28, 2000 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.31	Underwriting Agreement dated March 20, 2002 among Sypris Solutions, Inc., Needham & Company, Inc. and A.G. Edwards & Sons, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 filed on April 29, 2002 (Commission File No. 000-24020)).

Exhibit Number	Description
10.32	Underwriting Agreement dated March 11, 2004 among Sypris Solutions, Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.33*	Amendment to Stock Option Agreements to David D. Johnson (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 6, 2005 (Commission File No. 000-24020)).

10.34*	Sypris Solutions, Inc. Incentive Bonus Plan (July 1, 2005 – December 31, 2005) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.35*	Form of Two-Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.36*	Amended Form of Two-Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.37*	Form of 1-3-5 Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.38*	Amended Form of 1-3-5 Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.39*	Long-term Incentive Program and Form of Long-term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.40*	Amended Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.41*	Amended 2007 Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2007 (Commission File No. 000-24020)).

10.42*	Amended 2009 Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers.

10.43*	Form of Amendment to Stock Option Agreements to Accelerate Vesting Periods for Certain “Underwater” Options for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6, 2006 (Commission File No. 000-24020)).

10.44	Preliminary Settlement Agreement between Sypris Solutions, Inc, and Dana Corporation (Debtor in Possession) dated May 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8- K filed on May 10, 2006 (Commission File No. 000-24020)).

10.45*	Form of Four-year Restricted Stock Award Agreement for Grants to Executive Officers and Terms of Awards Under the 2007 Special Incentive Executive Award Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 17, 2007 (Commission File No. 000- 24020)).

10.46*	Form of Refund Agreement to Award Cash Incentive Grants (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 17, 2007 (Commission File No. 000-24020)).

10.47*	Form of Standard Terms of Executive Awards Granted Under the 2007 Stock Option Exchange Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2007 (Commission File No. 000-24020)).

Exhibit Number	Description
10.48*	Form of Standard Terms of Executive Awards Granted Under the 2008 Stock Option Exchange Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 4, 2008 (Commission File No. 000-24020)).

10.49*	Form of 3-4-5 Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees, Amends and Replaces Exhibit 10.24, Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K Filed on March 3, 2005 (Commission File No. 000-24020)) (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 8, 2007 (Commission File No. 000-24020)).

10.50	Redacted copy of Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

10.51	Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007, replaces redacted copy of Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2008 (Commission File No. 000-24020)) .

10.52	Redacted copy of Supply Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

21	Subsidiaries of the Company

23	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2009.

SYPRIS SOLUTIONS, INC.
(Registrant)

/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2009:

/s/ Robert E. Gill	Chairman of the Board
(Robert E. Gill)

/s/ Jeffrey T. Gill	President, Chief Executive Officer and Director
(Jeffrey T. Gill)

/s/ Brian A. Lutes	Vice President and Chief Financial Officer
(Brian A. Lutes)	(Principal Financial Officer)

/s/ M. Glen French	Controller
(M. Glen French)	(Principal Accounting Officer)

/s/ John F. Brinkley	Director
(John F. Brinkley)

/s/ William G. Ferko	Director
(William G. Ferko)

/s/ R. Scott Gill	Director
(R. Scott Gill)

/s/ William L. Healey	Director
(William L. Healey)

/s/ Sidney R. Petersen	Director
(Sidney R. Petersen)

/s/ Robert Sroka	Director
(Robert Sroka)