Form 10-Q
period 2009-04-05
SYPRIS SOLUTIONS INC
filed 2009-05-20
CIK 864240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended April 5, 2009

OR

☐ Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

Commission file number: 0-24020

SYPRIS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive	(Registrant’s telephone number,
offices) (Zip code)	including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of April 30, 2009, the Registrant had 19,645,107 shares of common stock outstanding.

Table of Contents

Part I.    Financial Information

Item 1.    Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended
	April 5,	March 30,
	2009	2008
	(Unaudited)
Net revenue:
Outsourced services	$63,479	$88,672
Products	18,212	17,590

Total net revenue	81,691	106,262

Cost of sales:
Outsourced services	63,870	79,975
Products	13,466	13,221

Total cost of sales	77,336	93,196

Gross profit	4,355	13,066

Selling, general and administrative	10,472	10,492
Research and development	1,168	995
Amortization of intangible assets	28	71
Nonrecurring expense	1,981	—

Operating (loss) income	(9,294)	1,508

Interest expense, net	1,269	952
Other expense, net	307	8

(Loss) income before income taxes	(10,870)	548

Income tax expense	475	163

Net (loss) income	$(11,345)	$385

(Loss) earnings per common share:
Basic	$(0.62)	$0.02
Diluted	$(0.62)	$0.02

Dividends declared per common share	$—	$0.03

Weighted average shares outstanding:
Basic	18,434	18,342
Diluted	18,434	18,372

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	April 5,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$5,080	$13,717
Restricted cash	450	464
Accounts receivable, net	46,053	44,695
Inventory, net	41,701	48,394
Other current assets	12,158	12,009

Total current assets	105,442	119,279

Investment in marketable securities	2,470	2,769
Property, plant and equipment, net	101,498	105,219
Goodwill	13,837	13,837
Other assets	11,521	12,101

Total assets	$234,768	$253,205

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,419	$44,645
Accrued liabilities	25,909	28,433
Current portion of long-term debt	75,000	—

Total current liabilities	140,328	73,078

Long-term debt	—	73,000
Other liabilities	46,469	47,142

Total liabilities	186,797	193,220

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,019,347 shares issued and 19,613,907 outstanding in 2009 and 19,496,620 shares issued and 19,296,003 outstanding in 2008	200	195
Additional paid-in capital	146,803	146,741
Retained deficit	(78,483)	(67,205)
Accumulated other comprehensive loss	(20,545)	(19,744)
Treasury stock, 405,440 and 200,617 shares in 2009 and 2008, respectively	(4)	(2)

Total stockholders’ equity	47,971	59,985

Total liabilities and stockholders’ equity	$234,768	$253,205

Note: The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Three Months Ended
	April 5,	March 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(11,345)	$385
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,901	6,971
Noncash compensation expense	83	432
Other noncash items	349	(5,340)
Changes in operating assets and liabilities:
Accounts receivable	(1,414)	(7,382)
Inventory	5,992	(1,941)
Other current assets	(188)	5,159
Accounts payable	(5,506)	15,690
Accrued liabilities	(766)	4,613

Net cash (used in) provided by operating activities	(7,894)	18,587

Cash flows from investing activities:
Capital expenditures, net	(1,873)	(3,219)
Proceeds from sale of assets	26	—
Changes in nonoperating assets and liabilities	142	(471)

Net cash used in investing activities	(1,705)	(3,690)

Cash flows from financing activities:
Net change in debt under revolving credit agreements	2,000	(10,000)
Debt modification costs	(652)	—
Cash dividends paid	(386)	(572)

Net cash provided by (used in) financing activities	962	(10,572)

Net (decrease) increase in cash and cash equivalents	(8,637)	4,325

Cash and cash equivalents at beginning of period	13,717	14,622

Cash and cash equivalents at end of period	$5,080	$18,947

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, Sypris or the Company), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended April 5, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2008 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS No. 157).  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 was effective for the Company on January 1, 2008.  However, in February 2008, the FASB released FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  The adoption of SFAS No. 157 for non-financial assets and liabilities, effective January 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (SFAS No. 160).  SFAS No. 160 requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company.  The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder.  This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161).  SFAS No. 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of Statement 133, and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133).  SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  This statement is effective for fiscal years beginning on or after November 15, 2008.  The adoption of this statement did not have a significant impact on the Company’s disclosures included in its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).  FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement did not have a significant impact on the Company’s consolidated financial position and results of operations.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1).  This FSP addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings Per Share.  A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award.  Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method.  The guidance in this FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  Under the terms of the Company’s restricted stock awards, grantees are entitled to receive dividends on the unvested portions of their awards.  There is no requirement to return these dividends in the event the unvested awards are forfeited in the future.  Accordingly, the Company evaluated the impact of FSP EITF 03-6-1 and determined that the impact was not material and determined the basic and diluted earnings per share amounts, as reported, are equivalent to the basic and diluted earnings per share amounts calculated under FSP EITF 03-6-1.

 In April 2009, the FASB staff issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. This staff position is effective for interim reporting periods ending after June 15, 2009 and is not expected to have a material impact on disclosures in the Company’s consolidated financial statements.

In April 2009, the FASB staff issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). This FSP provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale).  This staff position is effective for interim reporting periods ending after June 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company accounts for its common stock in Dana as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115).  Based on an analysis of other-than-temporary impairment factors, the Company recorded an other-than-temporary impairment of $66,758,000 during the fourth quarter of 2008.  The non-cash impairment was based on Dana’s closing stock price of $0.74 per share on December 31, 2008.  The Company has not sold any of its common stock in Dana, and at April 5, 2009, the basis and fair value of the Company’s holdings of Dana common stock amounted to $2,769,000 and $2,470,000, respectively.  In accordance with SFAS No. 115, the $299,000 decline in value was considered temporary and was recorded as an unrealized holding loss in other comprehensive loss for the first quarter of 2009.

At April 5, 2009, the Company’s right to participate in additional distributions of Dana common stock, presently estimated to be 87,000 additional shares, is carried at $64,000 in other assets.  Had these shares been received at April 5, 2009, the Company would have recorded an additional $7,000 unrealized holding loss to other comprehensive loss.

(5)	Restructuring, Impairments and Other Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton and Marion, Ohio facilities and the integration of its Aerospace & Defense subsidiaries.  The purpose of the restructuring program was to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis.  The Company expects to complete its program by early 2010.  As a result of these initiatives, in 2008, the Company recorded a restructuring charge of $45,086,000, or $2.45 per share.  In the first quarter of 2009, the Company recorded $1,981,000, or $0.11 per share, of costs related to these initiatives in nonrecurring expense.  Of this amount, $1,242,000 was recorded within the Industrial Group and $739,000 was recorded within the Aerospace & Defense segment.  Of these costs, $711,000 was for severance and benefit-related costs, $712,000 related to equipment relocation costs, $121,000 represented non-cash impairment costs and $437,000 represented other costs, primarily related to IT and process reengineering consultants.  The Company expects to incur additional pre-tax costs of $3,307,000 as outlined in the table below.  Of the aggregate $50,374,000 of pre-tax costs for the total program, the Company expects $13,800,000 will be cash expenditures, the majority of which will be spent in 2009.  A summary of the pre-tax charges is as follows (in thousands):

		Recognized	Remaining
	Total	as of	Costs to be
	Program	April 5, 2009	Recognized
Severance and benefit-related costs	$4,031	$3,433	$598
Asset impairments	12,302	12,302	—
Deferred contract costs write-offs	16,102	16,102	—
Inventory related charges	7,895	7,895	—
Equipment relocation costs	1,856	951	905
Asset retirement obligations	1,500	1,500	—
Contract termination costs	3,209	3,209	—
Other	3,479	1,675	1,804

	$50,374	$47,067	$3,307

Severance and benefit-related costs tied to workforce reductions were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146) and SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS No. 112).  Under SFAS No. 146, one-time termination benefits that are conditioned on employment through a certain transition period are recognized ratably between the date employees are communicated the details of the one-time termination benefit and their final date of service.  Accordingly, the Company recorded $2,723,000 in 2008, $711,000 in the first quarter of 2009 and expects to record an additional $598,000 during the remainder of 2009.

The Company evaluates its long-lived assets for impairment when events or circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).  The Company’s strategic decision to close certain facilities and transfer production among other facilities led to a $12,181,000 non-cash impairment charge in 2008 and a $121,000 non-cash charge in the first quarter of 2009.  The charges were based on the excess of carrying value of certain assets not expected to be redeployed over their respective fair value.  Fair values for these assets were determined based on third-party appraisals and discounted cash flow analyses.  For assets to be redeployed to other Company locations, the Company incurred $239,000 in relocation costs in 2008, $712,000 in the first quarter of 2009 and expects to incur $905,000 in additional costs during the remainder of 2009 and early 2010.

Forecasted volumes for one of the Company’s link encryption products was significantly reduced during the fourth quarter of 2008 due to revised demand estimates from the National Security Agency.  The Company had incurred and deferred over $20,000,000 in pre-contract costs since 2005.  Based on this revision in demand, the Company recorded a non-cash charge of $16,102,000 in 2008 to write off a portion of these deferred contract costs in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, Accounting for Performance of Construction-Type Contracts (SOP 81-1).  Additionally, as a result of integration efforts within the Aerospace & Defense segment and the exit from certain other non-core product lines, the Company recorded non-cash inventory charges totaling $7,895,000 for inventory determined to be excess or obsolete as of December 31, 2008.

Asset retirement obligations recorded during 2008 relate to the expected closure of two Industrial Group facilities.  Although the Company is indemnified for major environmental conditions that existed prior to the acquisition of these facilities, certain other matters, including emptying residual chemicals from remaining storage tanks, purging operating pipelines within the facilities, and filling pits following the relocation of strategic operating equipment to other facilities, remain the responsibility of the Company.  Such costs are estimated to be $1,500,000, of which $7,000 was expended during the first quarter of 2009.

In connection with the Company’s restructuring, rights conveyed under certain leases ceased being used during the fourth quarter of 2008.  Aggregate discounted lease payments and a $915,000 lease termination payment to be made in 2009 were accrued in 2008 in accordance with SFAS No. 146.  Total lease contract termination costs amounted to $3,209,000 for 2008.

A summary of restructuring activity and related reserves at April 5, 2009 is as follows (in thousands):

	Accrued			Accrued
	Balance at		Gross	Balance at
	December 31,	2009	Cash	April 5,
	2008	Charge	Payments	2009
Severance and benefit related costs	$2,045	$711	$(1,184)	$1,572
Asset retirement obligations	1,500	—	(7)	1,493
Contract termination costs	3,141	—	(662)	2,479
Other	—	437	(299)	138

	$6,686	$1,148	$(2,152)	$5,682

A summary of total charges by reportable segment is as follows (in thousands):

	Industrial Group	Aerospace & Defense	Total
Severance and benefit-related costs	$2,487	$946	$3,433
Asset impairments	12,302	—	12,302
Deferred contract costs write-offs	—	16,102	16,102
Inventory related charges	—	7,895	7,895
Equipment relocation costs	951	—	951
Asset retirement obligations	1,500	—	1,500
Contract termination costs	1,868	1,341	3,209
Other	62	1,613	1,675

	$19,170	$27,897	$47,067

The Company expects to incur additional pre-tax costs of approximately $2,655,000 in the Industrial Group and $652,000 in the Aerospace & Defense segment.  The total pre-tax costs of $50,374,000 expected to be incurred includes $21,825,000 within the Industrial Group and $28,549,000 within the Aerospace & Defense segment.

(6)	Stock-Based Compensation

On February 25, 2009, the Company granted 296,000 restricted stock awards under a long-term incentive program.  Fifty percent of the awards vest on each of the first and second anniversaries of the grant date.  Additionally, the Company granted 405,000 restricted stock awards under a special incentive key employee award program.  These shares vest on the third anniversary of the grant date.  The Company also granted 300,000 options on February 25, 2009 with a five year life and cliff vesting at three years of service.  The grants did not have a significant impact on the Company’s consolidated financial statements during the current period.

Effective as of March 2, 2009, the Company’s Compensation Committee exercised its discretion under a long-term incentive program to cancel 336,201 shares of previously awarded, Performance Restricted Stock.  As the performance requirements for these awards had not been probable, no additional expense was recognized during the period.

(7)	(Loss) Earnings Per Common Share

On January 1, 2009, the Company adopted FSP EITF 03-6-1.  This FSP addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings Per Share.  Restricted stock awards granted to employees contain nonforfeitable dividend rights and, therefore, are now considered participating securities in accordance with FSP EITF 03-6-1.  Accordingly, the Company evaluated the impact of FSP EITF 03-6-1 and determined that the impact was not material and determined the basic and diluted earnings per share amounts, as reported, are equivalent to the basic and diluted earnings per share amounts calculated under FSP EITF 03-6-1.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) earnings per common share is as follows (in thousands):

	Three Months Ended
	April 5,	March 30,
	2009	2008
	(Unaudited)
Shares used to compute basic (loss) earnings per common share	18,434	18,342
Dilutive effect of stock options and restricted stock	—	30

Shares used to compute diluted (loss) earnings per common share	18,434	18,372

(8)	Investment in Marketable Securities

The Company’s investment in marketable securities consists exclusively of shares in Dana common stock.  The Company’s investment in Dana common stock is classified as an available-for-sale security in accordance with SFAS No. 115 and measured at fair value as determined by a quoted market price (a level 1 valuation under SFAS No. 157).  The related unrealized holding losses are excluded from operations and recorded in accumulated other comprehensive loss on the consolidated balance sheets.  At April 5, 2009 and December 31, 2008, the Company owned 3,742,381 common shares of Dana with a market value of $0.66 per share and $0.74 per share, respectively.  At April 5, 2009, the gross unrealized loss was approximately $299,000.  This decline is considered temporary.  There were no unrealized gains or losses at December 31, 2008.  Realized gains and losses and declines in value judged to be other-than-temporary will be included in other expense, if and when recorded.  In accordance with SFAS No. 157, the fair value of the shares was valued based on quoted market prices in active markets for identical shares at April 5, 2009 and December 31, 2008.

The following table summarizes marketable securities as of April 5, 2009 and December 31, 2008 (in thousands):

				Fair Value
				At Quoted
				Prices
		Gross	Gross	in Active
		Unrealized	Recorded	Markets
	Basis	Gain/(Loss)	Gain/(Loss)	(Level 1)
Marketable securities, April 5, 2009	$2,769	$(299)	$—	$2,470

Marketable securities, December 31, 2008	$2,769	$—	$—	$2,769

(9)	Inventory

Inventory consisted of the following (in thousands):

	April 5,	December 31,
	2009	2008
	(Unaudited)
Raw materials, including perishable tooling of $403 and $737 in 2009 and 2008, respectively	$14,567	$16,423
Work in process	8,290	9,804
Finished goods	5,836	8,337
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	22,390	24,230
Progress payments related to long-term contracts and programs	—	(781)
Reserve for excess and obsolete inventory	(9,382)	(9,619)

	$41,701	$48,394

(10)	Debt

Debt consists of the following:

	April 5,	December 31,
	2009	2008
	(Unaudited)
Revolving credit facility	$45,000	$43,000
Senior notes	30,000	30,000
	75,000	73,000
Less current portion	(75,000)	—

	$—	$73,000

In March 2009, our Revolving Credit Agreement and Senior Notes were amended to, among other things, i) waive the defaults as of December 31, 2008, ii) limit total borrowings, iii) revise the maturity date for the Credit Agreement and Senior Notes to January 15, 2010, iv) revise certain financial covenants, v) restrict the payment of dividends, vi) require mandatory prepayment to the extent that marketable securities or other collateral is sold, and vii) increase our interest rate structure.  Maximum borrowings on the Revolving Credit Agreement are $50.0 million, and standby letters of credit up to a maximum of $15.0 million may be issued under the Revolving Credit Agreement of which $1,963,000 were issued at April 5, 2009.

As a result of the aforementioned modifications, the Company deferred $652,000 of loan costs, which are included in other assets in the consolidated balance sheets.

(11)	Segment Data

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

	Three Months Ended
	April 5,	March 30,
	2009	2008
	(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$37,498	$69,815
Aerospace & Defense	30,211	23,424
Test & Measurement	13,982	13,023
Electronics Group	44,193	36,447
	$81,691	$106,262
Gross profit (loss):
Industrial Group	$(2,702)	$6,829
Aerospace & Defense	3,256	2,899
Test & Measurement	3,801	3,338
Electronics Group	7,057	6,237
	$4,355	$13,066
Operating (loss) income:
Industrial Group	$(6,684)	$4,154
Aerospace & Defense	(1,225)	(752)
Test & Measurement	866	510
Electronics Group	(359)	(242)
General, corporate and other	(2,251)	(2,404)
	$(9,294)	$1,508

	April 5,	December 31,
	2009	2008
	(Unaudited)
Total assets:
Industrial Group	$134,362	$146,964
Aerospace & Defense	64,931	65,077
Test & Measurement	29,716	29,892
Electronics Group	94,647	94,969
General, corporate and other	5,759	11,272
	$234,768	$253,205

(12)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of April 5, 2009 and December 31, 2008 was $500,000 and $466,000, respectively.  The Company’s warranty expense for the quarters ended April 5, 2009 and March 30, 2008 was $138,000 and $3,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products.  The revenue from the extended warranties is deferred and recognized ratably over the contractual term.  As of April 5, 2009 and December 31, 2008, the Company had deferred $791,000 and $476,000, respectively, related to extended warranties, which is included in other liabilities in the accompanying balance sheets.

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

As of April 5, 2009, the Company had outstanding purchase commitments of approximately $28,636,000, primarily for the acquisition of inventory and manufacturing equipment.  As of April 5, 2009, the Company also had outstanding letters of credit approximating $1,963,000 primarily under the aforementioned captive insurance program.

(13)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes.  The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company.  The Company provides for income taxes for its domestic operations at a statutory rate of 35% and for its foreign operations at a statutory rate of 28%.  The Company’s foreign operations are also subject to minimum income taxes in periods where positive cash flows exceed taxable income.  In the first quarter of 2009, minimum income taxes were required for the Company’s foreign operations.  Reconciling items between the federal statutory rate and the effective tax rate also include state income taxes, valuation allowances and certain other permanent differences.

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109).  These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled.  SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary.  During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed.  Based on the Company’s current forecast, a valuation allowance of $4,206,000 was recorded through earnings for the three months ended April 5, 2009; however, there can be no assurances that the Company’s forecasts are now, or in the future will be, accurate or that other factors impacting this deferred tax asset will not materially and adversely affect its business, results of operations and financial condition.  There was no valuation allowance recorded for the three months ended March 30, 2008.

(14)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended
	April 5,	March 30,
	2009	2008
	(Unaudited)
Service cost	$18	$25
Interest cost on projected benefit obligation	595	580
Net amortizations, deferrals and other costs	252	27
Expected return on plan assets	(587)	(813)
	$278	$(181)

(15)	Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized losses on available-for-sale investments, employee benefit related adjustments and foreign currency translation adjustments.

The components of comprehensive loss, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended
	April 5,	March 30,
	2009	2008
	(Unaudited)
Net (loss) income	$(11,345)	$385
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(299)	(21,231)
Foreign currency translation adjustments	(502)	534
Total comprehensive loss	$(12,146)	$(20,312)

Accumulated other comprehensive loss consisted of the following (in thousands):

	April 5,	December 31,
	2009	2008
	(Unaudited)
Foreign currency translation adjustments	$(6,439)	$(5,937)
Unrealized loss on available-for-sale securities	(299)	—
Employee benefit related adjustments	(13,807)	(13,807)

Accumulated other comprehensive loss	$(20,545)	$(19,744)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The table presented below, which compares our first quarterly period of operations from 2009 to 2008, presents the results for each period, the change in those results from 2009 to 2008 in both dollars and percentage change and the results for each period as a percentage of net revenue. The columns present the following:

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended April 5, 2009 Compared to Three Months Ended March 30, 2008

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	April 5,	March 30,	Favorable	Favorable	April 5,	March 30,
	2009	2008	(Unfavorable)	(Unfavorable)	2009	2008
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$37,498	$69,815	$(32,317)	(46.3)%	45.9%	65.7%
Aerospace & Defense	30,211	23,424	6,787	29.0	37.0	22.0
Test & Measurement	13,982	13,023	959	7.4	17.1	12.3
Electronics Group	44,193	36,447	7,746	21.3	54.1	34.3
Total	81,691	106,262	(24,571)	(23.1)	100.0	100.0

Cost of sales:
Industrial Group	40,200	62,986	22,786	36.2	107.2	90.2
Aerospace & Defense	26,955	20,525	(6,430)	(31.3)	89.2	87.6
Test & Measurement	10,181	9,685	(496)	(5.1)	72.8	74.4
Electronics Group	37,136	30,210	(6,926)	(22.9)	84.0	82.9
Total	77,336	93,196	15,860	17.0	94.7	87.7

Gross profit (loss):
Industrial Group	(2,702)	6,829	(9,531)	(139.6)	(7.2)	9.8
Aerospace & Defense	3,256	2,899	357	12.3	10.8	12.4
Test & Measurement	3,801	3,338	463	13.9	27.2	25.6
Electronics Group	7,057	6,237	820	13.1	16.0	17.1
Total	4,355	13,066	(8,711)	(66.7)	5.3	12.3

Selling, general and administrative	10,472	10,492	20	0.2	12.8	9.9
Research and development	1,168	995	(173)	(17.4)	1.4	0.9
Amortization of intangible assets	28	71	43	60.6	-	0.1
Nonrecurring expense	1,981	—	(1,981)	NM	2.4	-

Operating (loss) income	(9,294)	1,508	(10,802)	NM	(11.3)	1.4

Interest expense, net	1,269	952	(317)	(33.3)	1.6	0.9
Other expense, net	307	8	(299)	NM	0.4	-

(Loss) income before income taxes	(10,870)	548	(11,418)	NM	(13.3)	0.5

Income tax expense	475	163	(312)	(191.4)	0.6	0.1

Net (loss) income	$(11,345)	$385	$(11,730)	NM	(13.9)%	0.4%

Backlog. At April 5, 2009, backlog for our Aerospace & Defense segment decreased $12.4 million to $95.1 million from $107.5 million at March 30, 2008, on a 36% decrease in net orders to $20.4 million in the three months ended April 5, 2009 compared to $31.9 million in net orders in the first three months of 2008.  Backlog for our Test & Measurement segment decreased $0.9 million to $6.1 million at April 5, 2009, on $13.2 million in net orders compared to $12.3 million in net orders for the first three months of 2008.  We expect to convert approximately 74% of the Aerospace & Defense backlog and 100% of the Test & Measurement backlog at April 5, 2009 to revenue during the next twelve months.

Net Revenue. The Industrial Group primarily derives its revenue from manufacturing services and product sales.  Compared to the prior year, net revenue in the Industrial Group decreased 46.3% or $32.3 million for the three months ended April 5, 2009.  Depressed market conditions for heavy and light trucks and commercial vehicles have contributed to volume related reductions in net revenue of $18.2 million.  Volume declines for trailer axles caused a $5.5 million reduction from 2008.  Revenue also declined approximately $7.9 million from the discontinued sale of axle shafts to an automotive customer.  Further, contractual settlements and price reductions resulted in a $4.3 million decrease in net revenue from 2008.  Partially offsetting the volume change was an increase in steel prices, which is passed through to customers under certain contracts, resulting in an increase in net revenue of $3.6 million.

The Aerospace & Defense segment derives its revenue from product sales and technical outsourced services.  Aerospace & Defense segment net revenue for the first quarter increased 29.0% or $6.8 million from the prior year, primarily due to increased sales of link encryption products and certain data recording products.

The Test & Measurement segment derives its revenue from technical services and product sales.  Technical services revenue accounted for approximately 85% and 88% of total Test & Measurement revenue in the first three months of 2009 and 2008, respectively.  Test & Measurement segment net revenue increased 7.4% or $1.0 million for the first quarter primarily due to a $0.7 million increase in volumes of magnetic meters and a $0.5 million increase in calibration services, partially offset by a $0.2 million decrease in product test services.

Gross Profit. The Industrial Group’s gross profit decreased to a loss of $2.7 million in the first quarter of 2009 as compared to profit of $6.8 million in the first quarter of 2008.  The significant decrease in sales volume and related loss of fixed overhead absorption resulted in a reduction in gross profit of approximately $6.4 million.  Higher utilities combined with an increase in employee benefit related costs resulted in a reduction in gross profit of approximately $0.7 million.  The Industrial Group also realized a decline in gross profit of $4.3 million as a result of lower revenue from contractual settlements and pricing as compared to the prior year period.  The decreases in gross profit were partially offset by approximately $1.9 million in productivity improvements.

The Aerospace & Defense segment’s gross profit increased $0.4 million in the first quarter of 2009, primarily due to increased revenues.  Gross profit as a percentage of revenue in the first quarter of 2009 declined to 10.8% as compared to 12.4% in the prior year period.

The Test & Measurement segment’s gross profit increased $0.5 million for the first quarter of 2009, primarily due to increased revenues.  Gross profit as a percentage of revenue increased to 27.2% from 25.6% in the prior year period as a result of an increase in higher margin product sales.

Selling, General and Administrative. Selling, general and administrative expense remained flat at $10.5 million and increased as a percentage of revenue to 12.8% from 9.9% in the prior year.  The current period results include approximately $0.5 million of non-capitalized legal and professional fees related to the debt amendment in the first quarter of 2009.

Research and Development. Research and development costs increased $0.2 million to $1.2 million from the prior year quarter primarily due to new product development efforts within our Aerospace & Defense segment.

Nonrecurring Expense, Net. In December 2008, we announced a restructuring program, which included the closure of the Industrial Group’s Kenton and Marion, Ohio facilities and the consolidation of Sypris Electronics and Sypris Data Systems into a single operation within the Aerospace & Defense segment.  Additionally, we have exited several programs within the Aerospace & Defense segment.  The purpose of the restructuring program was to reduce fixed costs, accelerate integration efficiencies, and significantly improve operating earnings on a sustained basis.  As a result of these initiatives, we recorded, or expect to record in future periods, aggregate pre-tax expenses of approximately $50.4 million, consisting of the following: $4.0 million in severance and benefit costs, $12.3 million in non-cash asset impairments, $16.1 million in non-cash deferred contract costs write-offs, $7.9 million in inventory related charges, $1.9 million in equipment relocation costs, $1.5 million in asset retirement obligations, $3.2 million in contract termination costs and $3.5 million in other restructuring charges.  Of the aggregate $52.8 million in pre-tax costs, the Company expects approximately $13.8 million to be cash-related.  Of the total program, we recorded $2.0 million, or $0.11 per share, related to these initiatives during the three months ended April 5, 2009, which is included in nonrecurring expense on the consolidated statement of operations.  The charge consisted of $0.7 million for employee severance and benefit costs, $0.7 million in equipment relocation costs, $0.1 million in non-cash asset impairments, and $0.5 million in other various charges.  See Note 5 to the consolidated financial statements included in this Form 10-Q.

Interest Expense. Interest expense for the first quarter increased $0.3 million primarily due to an increase in the weighted average debt outstanding, partially offset by a decrease in the weighted average interest rate.  Our weighted average debt outstanding increased to $72.5 million for the first quarter of 2009 from $53.7 million during the first quarter of 2008.  The weighted average interest rate decreased to 5.8% in the first quarter of 2009 from 7.1% in the first quarter of 2008.  However, as a result of the debt amendment during the first quarter of 2009, our interest rate increased, which is expected to result in higher interest expense for the balance of 2009.

Income Taxes. The provision for income taxes in the first quarter of 2009 is associated exclusively with our foreign subsidiaries and includes minimum taxes required to be paid in Mexico.

Liquidity, Capital Resources and Financial Condition

Net cash used by operating activities was $7.9 million in the first quarter of 2009, as compared to net cash provided of $18.6 million in 2008, primarily due to significantly lower revenues during the quarter.  Additionally net cash provided by operating activities for the first quarter of 2008 included the receipt of $6.9 million as part of the Dana Settlement.  Accounts receivable increased within the Aerospace & Defense segment and used $5.7 million of cash as a result of an increase in shipments toward the end of the period.  Approximately 45% of the Aerospace & Defense segment’s shipments occurred during the last month of the first quarter.  Partially offsetting this was a decrease in accounts receivable within the Industrial Group as a result of collection efforts and the reduction in revenue, which provided $4.9 million of cash during the period.  Other current assets increased and used $0.2 million primarily as a result of the timing of prepaid expenses.  Inventory decreased and provided $6.0 million primarily as a result of a focus on bringing inventory levels down to meet current demand.  In the first quarter of 2009, accounts payable decreased and used $5.5 million primarily due to the timing of payments to and from our suppliers and reduced purchases by our Industrial Group.  Accrued liabilities decreased and used $0.8 million primarily as a result of the timing of various accruals.

Net cash used in investing activities decreased $2.0 million to $1.7 million for the first three months of 2009, primarily due to lower capital expenditures.

Net cash provided by financing activities was $1.0 million in the first three months of 2009, as compared to net cash used of $10.6 million in the first three months of 2008.  We borrowed an additional $2.0 million on the Revolving Credit Agreement during the three months ended April 5, 2009 as compared to making payments of $10.0 million during the three months ended March 30, 2008.  Additionally, we paid $0.7 million in financing fees in conjunction with modifications of our debt in 2009.

We had total borrowings under our Revolving Credit Agreement of $45.0 million at April 5, 2009 and an unrestricted cash balance of $5.1 million.  Approximately $2.3 million of the unrestricted cash balance relates to our Mexican subsidiaries.  In March 2009, our Revolving Credit Agreement and Senior Notes were amended to, among other things, i) waive the defaults as of December 31, 2008, ii) limit total borrowings, iii) revise the maturity date for the Credit Agreement and Senior Notes to January 15, 2010, iv) revise certain financial covenants, v) restrict the payment of dividends, vi) require mandatory prepayment to the extent that marketable securities or other collateral is sold outside of the ordinary course of business, and vii) increase our interest rate structure.  As of April 5, 2009, we were in compliance with all covenants.

Maximum borrowings under the Revolving Credit Agreement are $50.0 million, and standby letters of credit up to a maximum of $15.0 million may be issued under the Revolving Credit Agreement, of which $2.0 million were issued at April 5, 2009.

We also had purchase commitments totaling approximately $28.6 million at April 5, 2009, primarily for inventory and manufacturing equipment.

Assuming we are able to renegotiate our current Revolving Credit Agreement and Senior Notes, we believe that sufficient resources will be available to satisfy our cash requirements for at least the next twelve months.  Our assessment of the availability of funds for the next twelve months is based in part on our intent to renegotiate our current Revolving Credit Agreement and Senior Notes or to retire both of these obligations in connection with the execution of new debt financing agreements.  There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financings or otherwise, or that if such financing is available, it will be available on terms acceptable to us.  If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be adversely affected.

Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our rate of growth.  If our largest customers experience financial difficulty, or if working capital and capital expenditure requirements exceed expected levels during the next twelve months or in subsequent periods, we may require additional external sources of capital.  There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financings or otherwise, or that if such financing is available, it will be available on terms acceptable to us.  If adequate funds are not available on acceptable terms, our business, consolidated results of operations and financial condition could be materially adversely affected.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no significant changes in our critical accounting policies during the first quarter of 2009.

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

A number of significant factors could materially affect our specific business operations, and cause our performance to differ materially from any future results projected or implied by our prior statements.  Many of these factors are identified in connection with the more specific descriptions contained throughout this report.  Other factors which could also materially affect such future results currently include: the effects of a continuing economic downturn which could reduce our revenues, negatively impact our customers or suppliers and materially, adversely affect our financial results; our ability to liquidate our equity interests in Dana Holding Corporation at satisfactory valuation levels; potential impairments, non-recoverability or write-offs of goodwill, assets or deferred costs, including deferred tax assets in the U.S. or Mexico; fees, costs or other dilutive effects of refinancing, compliance with covenants in, or acceleration of, our loan and other debt agreements; unexpected or increased costs, time delays and inefficiencies of restructuring our manufacturing capacity; breakdowns, relocations or major repairs of machinery and equipment; our inability to successfully launch new or next generation programs; the cost, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; failure to adequately insure or to identify environmental or other insurable risks; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; changes in government or other customer programs; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; revised contract prices or estimates of major contract costs; dependence on, recruitment or retention of key employees; union negotiations; pension valuation, health care or other benefit costs; labor relations; strikes; risks of foreign operations; currency exchange rates; the costs and supply of debt, equity capital, or insurance (including the possibility that our common stock could cease to qualify for listing on the NASDAQ Stock Market due to a sustained decline in prices per share, or that any reverse stock split or other restructuring of our debt or equity financing could be accompanied by the deregistration of our common stock or other “going private” transactions); changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; weaknesses in internal controls; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions; disputes or litigation, involving customer, supplier, creditor, stockholder, product liability, asbestos-related or environmental claims; war, terrorism or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2009, and March 2, 2009, the restrictions on 49,000 and 19,610 restricted shares expired, respectively.  As a result, 9,997 and 7,276 shares, respectively, were withheld by the Company for payment of employee payroll taxes related to such vesting.  Common shares repurchased were immediately cancelled.  The following table summarizes our repurchases during the first quarter ended April 5, 2009:

			Total Number of	Maximum
	Total	Average	Shares Purchased	Number of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
January 12, 2009	9,997	$1.20	-	$-
March 2, 2009	7,276	$0.85	-	$-

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

10.1
Redacted copy of 2009A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated April 1, 2009.

10.2
Redacted copy of Fourth Amendment to the Note Purchase Agreement dated as of April 1, 2009 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and The Guardian Life Insurance Company Of America, Connecticut General Life Insurance Company , Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York.

10.3
Form of Employment Agreement between Sypris Solutions, Inc. and participants in the Sypris Solutions, Inc. Executive Long-Term Incentive Program for 2009 dated March 9, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s From 8-K filed on March 13, 2009 (Commission File No. 000-24020)).

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: May 20, 2009	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date: May 20, 2009	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)