Form 10-Q
period 2009-07-05
SYPRIS SOLUTIONS INC
filed 2009-08-18
CIK 864240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended July 5, 2009

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

As of August 14, 2009 the Registrant had 19,500,402 shares of common stock outstanding.

Table of Contents

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net revenue:
Outsourced services	$64,392	$89,564	$127,871	$178,236
Products	17,704	20,786	35,916	38,376
Total net revenue	82,096	110,350	163,787	216,612
Cost of sales:
Outsourced services	62,301	80,456	126,171	160,431
Products	12,180	18,440	25,646	31,661
Total cost of sales	74,481	98,896	151,817	192,092
Gross profit	7,615	11,454	11,970	24,520
Selling, general and administrative	9,362	11,279	19,834	21,771
Research and development	1,032	1,089	2,200	2,084
Amortization of intangible assets	28	58	56	129
Nonrecurring expense	1,732	—	3,713	—
Operating (loss) income	(4,539)	(972)	(13,833)	536
Interest expense, net	2,303	1,023	3,572	1,975
Other income, net	(384)	(924)	(77)	(916)
Loss before income taxes	(6,458)	(1,071)	(17,328)	(523)
Income tax expense (benefit)	320	(136)	795	27
Net loss	$(6,778)	$(935)	$(18,123)	$(550)

Loss per common share:
Basic	$(0.37)	$(0.05)	$(0.98)	$(0.03)
Diluted	(0.37)	(0.05)	(0.98)	(0.03)

Dividends declared per common share	$—	$0.03	$—	$0.06

Weighted average shares outstanding:
Basic	18,478	18,351	18,456	18,347
Diluted	18,478	18,351	18,456	18,347

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	July 5,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$10,125	$13,717
Restricted cash	263	464
Accounts receivable, net	45,394	44,695
Inventory, net	35,838	48,394
Other current assets	10,151	12,009
Total current assets	101,771	119,279

Investment in marketable securities	5,239	2,769
Property, plant and equipment, net	98,051	105,219
Goodwill	13,837	13,837
Other assets	11,312	12,101
Total assets	$230,210	$253,205

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$39,955	$44,645
Accrued liabilities	24,169	28,433
Notes payable	75,500	—
Total current liabilities	139,624	73,078

Long-term debt	—	73,000
Other liabilities	45,110	47,142
Total liabilities	184,734	193,220
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,019,347 shares issued and 19,501,708 shares outstanding in 2009 and 19,496,620 shares issued and 19,296,003 shares outstanding in 2008	200	195
Additional paid-in capital	147,042	146,741
Retained deficit	(85,251)	(67,205)
Accumulated other comprehensive loss	(16,510)	(19,744)
Treasury stock, 517,639 and 200,617 shares in 2009 and 2008, respectively	(5)	(2)
Total stockholders’ equity	45,476	59,985
Total liabilities and stockholders’ equity	$230,210	$253,205

Note: The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended
	July 5,	June 29,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(18,123)	$(550)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,700	13,511
Noncash compensation expense	398	736
Other noncash items	510	(4,969)
Change in operating assets and liabilities:
Accounts receivable	(684)	(2,502)
Inventory	11,209	1,275
Other current assets	1,819	4,623
Accounts payable	(4,597)	8,641
Accrued liabilities	(2,146)	(11,523)

Net cash (used in) provided by operating activities	(1,914)	9,242

Cash flows from investing activities:
Capital expenditures, net	(3,418)	(7,040)
Proceeds from sale of assets	82	181
Changes in nonoperating assets and liabilities	196	(162)

Net cash used in investing activities	(3,140)	(7,021)

Cash flows from financing activities:
Net change in debt under revolving credit agreements	2,500	(2,000)
Debt modification costs	(652)	—
Cash dividends paid	(386)	(1,153)

Net cash provided by (used in) financing activities	1,462	(3,153)

Net decrease in cash and cash equivalents	(3,592)	(932)

Cash and cash equivalents at beginning of period	13,717	14,622

Cash and cash equivalents at end of period	$10,125	$13,690

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, Sypris or the Company), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended July 5, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2008 as presented in the Company’s Annual Report on Form 10-K.

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

 In April 2009, the FASB staff issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements.  The adoption of this staff position as of July 5, 2009 did not have a material impact on disclosures in the Company’s consolidated financial statements.

In April 2009, the FASB staff issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  This FSP provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale).  The adoption of this staff position as of July 5, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (SFAS No. 165) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Company’s consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 18, 2009.

(4)	Dana Claim

On March 3, 2006, the Company’s largest customer, Dana Corporation (“Dana”), and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.  On August 7, 2007, the Company entered into a comprehensive settlement agreement with Dana (the “Settlement Agreement”) to resolve all outstanding disputes between the parties, terminate previously approved arbitration payments and replace three existing supply agreements with a single, revised contract running through 2014.  In addition, Dana provided the Company with an allowed general unsecured non-priority claim in the face amount of $89,900,000 (the “Claim”).

Sypris and Dana conducted a series of negotiations during the period beginning March 3, 2006 and ending on the settlement date of August 7, 2007.  The negotiations covered a wide range of commercial issues including compliance with the terms and conditions of past contractual matters and establishing terms and conditions for a new long-term supply agreement.  Throughout these negotiations, Sypris developed and maintained a discounted cash flow valuation methodology to determine the potential economic impact to Sypris of each commercial issue under negotiation and to assign a value to each issue.  The discounted cash flow valuation used the expected annual net cash flow from each commercial issue over the specific time period associated with the issue.  The commercial issues were tracked and valued individually, however the Company summarized the commercial issues into the following elements:

1.	Pricing concessions on future shipments of certain parts under a new supply agreement;
2.	The transfer of future production for certain parts from Sypris to Dana;
3.	Dana’s obligation under prior supply agreements to transfer the production of certain parts from Dana to Sypris;
4.	Dana’s obligation under prior supply agreements to transfer contractual production volumes for certain parts from Dana to Sypris; and
5.	A commitment by Sypris to relocate certain assets among Sypris’ existing facilities related to the production of certain parts under a new supply agreement.

The Claim provided to Sypris was agreed to by Sypris and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating.  The Settlement Agreement did not specifically set forth values attributable to each of the above defined elements, nor did Sypris and Dana enter into any formal agreement as to the allocation of the Claim.  Therefore, after the aggregate Claim value of $89,900,000 was established, Sypris allocated the aggregate Claim value to each commercial issue included under the five defined elements based upon the estimated net present values determined by Sypris’ internal valuation methodology.

Sypris recorded the Claim at the estimated fair value on August 7, 2007 in accordance with APB 29, Accounting for Nonmonetary Transactions.  Since Dana was still in bankruptcy at that date, the estimated fair value for the Claim was calculated by estimating the aggregate residual value of Dana (the “Dana Residual Value”) available to all unsecured claim holders in the bankrupt Dana estate in relation to the aggregate amount of eligible unsecured claims (the “Eligible Claims”), which included Sypris’ Claim for $89,900,000.  The Dana Residual Value was calculated by applying a peer-group based market multiple to Dana’s expected earnings before interest, taxes, depreciation, amortization and restructuring charges (EBITDAR), as adjusted for certain specific values associated with Dana’s Chapter 11 restructuring plan to arrive at a gross enterprise value. Dana’s anticipated net debt, convertible preferred shares and minority interests were deducted from gross enterprise value to arrive at the Dana Residual Value.  Sypris initially estimated the Dana Residual Value at $2,556,800,000 and the Eligible Claims at $3,000,000,000.  The ratio of Dana Residual Value to Total Claims of 85% ($2,556,800,000 divided by $3,000,000,000) represented the expected recovery rate for the Eligible Claims.  Sypris applied the estimated 85% recovery rate to its Claim of $89,900,000, resulting in an estimated fair value of $76,483,000 for the Claim.

Sypris allocated the estimated fair value of $76,483,000 to the commercial issues under each of the five elements related to the Claim. Sypris established the criteria for revenue recognition of each element of the Claim in accordance with Staff Accounting Bulletin 104, “Revenue Recognition” (SAB 104).  In accordance with Topic 13 A.1 of SAB 104, each of those items which required the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement.

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

The aforementioned cash distribution of $6,891,000 was recorded as a reduction in the Company’s $76,483,000 recorded fair value basis in the Claim.  The remaining balance of the $69,592,000 was equivalent to approximately $18.17 per share of Dana common stock, based on the number of Dana shares that the Company expected to receive in consideration for the Claim.  This amount represented the Company’s cost basis in the initial distribution of Dana common stock and the stock to be received as consideration for the Claim.  For the first quarter of 2008, the $69,592,000 was allocated on a pro rata basis as follows: $56,162,000 was attributed to an initial distribution of 3,090,408 shares received by the Company on February 11, 2008, and the remaining $13,430,000 was attributed to the expected subsequent distribution of approximately 739,000 shares.  For the second quarter of 2008, the remaining $13,430,000 in recorded fair value was further allocated on a pro rata basis as follows: $2,081,000 was attributed to 114,536 additional shares actually received on April 21, 2008 and the remaining $11,349,000 was attributed to the expected subsequent distribution of approximately 624,000 shares.  For the third quarter of 2008, the remaining $11,349,000 in recorded fair value was further allocated on a pro rata basis as follows: $2,771,000 was attributed to 152,506 additional shares actually received on July 30, 2008 and the remaining $8,578,000 was attributed to the expected subsequent distribution of approximately 472,000 shares.  All of these allocations were based on $18.17 per share – the Company’s estimated cost basis in the shares based on the fair value of the claim when received and affirmed by the court.  There was no change in the number of shares expected to be received in the aggregate during this period.  As of July 5, 2009, the Company has received approximately 98% of the total common shares it expects to receive.  If the Company ultimately receives fewer additional shares than expected, the recorded costs of shares held would be adjusted on a pro rata basis.

At the end of each of the first three quarters of 2008, the Company analyzed whether declines in the quoted market prices of Dana common stock were temporary or “other-than-temporary,” in accordance with the factors outlined in SFAS No. 157 and SAB Topic 5M.  Based on those factors, the Company determined these declines to be temporary during the first three quarters of 2008, and accordingly, the Company reported the differences between Dana’s stock price on the last day of each quarter and the initial estimated fair value of $18.17 as “other comprehensive loss” for that quarter.  As a result, the carrying value of the investment at the end of each fiscal quarter was recorded at the fair market value at each respective date in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115).

During the fourth quarter of 2008, the Company initially continued to believe that the severe turmoil in the financial markets was a temporary phenomenon and that Dana stock in particular had been speculatively oversold in a manner that did not reflect its fundamental value, which was still believed to be supportive of the Company’s recorded value of $18.17 per share.  When the Company received an additional distribution of 384,931 shares of Dana stock on October 10, 2008, $6,995,000 of the remaining $8,578,000 in recorded value was attributed to those shares, while the final $1,583,000 in recorded value was attributed to the approximately 87,000 in additional shares (which the Company still expects to receive).

As the fourth quarter progressed, the financial markets continued to decline and Dana announced that it was revising its 2008 earnings before interest, taxes, depreciation and amortization (EBITDA) outlook down approximately 40% from its Plan of Reorganization and projected significantly lower revenues for 2009 than previously disclosed.  The market reacted negatively to this news and Dana’s stock price had plummeted to $0.74 per share by the end of December.  As a result of the severity and duration of the decline in fair value of the Dana stock and the financial condition and near-term prospects of Dana, the Company determined that its investment in Dana common stock was other-than-temporarily impaired as of December 31, 2008.  Accordingly, the Company recorded a $66,758,000 impairment charge during the fourth quarter.  The non-cash impairment was based on Dana’s closing stock price of $0.74 per share on December 31, 2008.

The Company has not sold any of its common stock in Dana, and at July 5, 2009, the cost basis and fair value of the Company’s holdings of Dana common stock amounted to $2,769,000 and $5,239,000, respectively.  In accordance with SFAS No. 115, the $2,470,000 increase in value was recorded as an unrealized holding gain in other comprehensive loss for the first six months of 2009.

At July 5, 2009, the Company’s right to participate in additional distributions of Dana common stock, presently estimated to be 87,000 additional shares, is carried at $64,000 in other assets.  Had these shares been received at July 5, 2009, the Company would have recorded an additional $57,000 unrealized holding gain to other comprehensive loss.

(5)	Restructuring, Impairments and Other Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton and Marion, Ohio facilities and the integration of its Aerospace & Defense subsidiaries.  The purpose of the restructuring program is to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis.  The restructuring activities are expected to result in $25.0 million in annual savings.  The activities generating the expected savings are from the following: i) annual savings of $12.5 million from facility closings, ii) annual savings of $7.5 million from operational efficiencies expected to begin during the third quarter of 2009, iii) annual savings of $3.0 million from product costing changes implemented during the first quarter of 2009, and iv) annual savings of $2.0 million from various quality improvement initiatives expected to be implemented by the fourth quarter of 2009.  The Company expects to substantially complete its program by early 2010.  As a result of these initiatives, in 2008, the Company recorded a restructuring charge of $45,086,000, or $2.45 per share.  For the three and six months ended July 5, 2009, the Company recorded a restructuring charge of $1,732,000, or $0.09 per share and $3,713,000, or $0.20 per share, respectively.  Of the $1,732,000 recorded in the second quarter, $1,460,000 was recorded within the Industrial Group and $272,000 was recorded within the Aerospace & Defense segment.  Of these costs, $162,000 was for severance and benefit-related costs, $377,000 related to equipment relocation costs, $751,000 represented non-cash impairment costs and $442,000 represented other costs, primarily related to IT and process reengineering consultants.  Of the $3,713,000 recorded in the first half of 2009, $2,701,000 was recorded within the Industrial Group and $1,012,000 was recorded within the Aerospace & Defense segment.  Of these costs, $872,000 was for severance and benefit-related costs, $1,089,000 related to equipment relocation costs, $872,000 represented non-cash impairment costs and $880,000 represented other costs, primarily related to IT and process reengineering consultants.  Of the aggregate $50,807,000 of pre-tax costs for the total program, the Company expects $13,451,000 will be cash expenditures, the majority of which has been spent at July 5, 2009.

The total pre-tax costs of $50,807,000 expected to be incurred includes $22,284,000 within the Industrial Group and $28,523,000 within the Aerospace & Defense segment.  The Company expects to incur additional pre-tax costs of $2,008,000 as outlined in the table below, including approximately $1,654,000 within the Industrial Group and $354,000 within the Aerospace & Defense segment.

A summary of the pre-tax restructuring charges is as follows (in thousands):

		Recognized	Remaining
	Total	as of	Costs to be
	Program	July 5, 2009	Recognized
Severance and benefit-related costs	$3,818	$3,595	$223
Asset impairments	13,053	13,053	—
Deferred contract costs write-offs	16,102	16,102	—
Inventory related charges	7,895	7,895	—
Equipment relocation costs	1,918	1,328	590
Asset retirement obligations	1,500	1,500	—
Contract termination costs	3,209	3,209	—
Other	3,312	2,117	1,195

	$50,807	$48,799	$2,008

A summary of restructuring activity and related reserves at July 5, 2009 is as follows (in thousands):

	Accrued		Cash	Accrued
	Balance at		Payments	Balance at
	December 31,	2009	or Asset	July 5,
	2008	Charge	Write-Offs	2009
Severance and benefit related costs	$2,045	$872	$(1,984)	$933
Asset impairments	—	872	(872)	—
Asset retirement obligations	1,500	—	(13)	1,487
Contract termination costs	3,141	—	(2,210)	931
Other	—	1,969	(1,969)	—

	$6,686	$3,713	$(7,048)	$3,351

A summary of total charges by reportable segment is as follows (in thousands):

	Industrial	Aerospace &
	Group	Defense	Total
Severance and benefit-related costs	$2,617	$978	$3,595
Asset impairments	13,053	—	13,053
Deferred contract costs write-offs	—	16,102	16,102
Inventory related charges	—	7,895	7,895
Equipment relocation costs	1,328	—	1,328
Asset retirement obligations	1,500	—	1,500
Contract termination costs	1,868	1,341	3,209
Other	264	1,853	2,117

	$20,630	$28,169	$48,799

Severance and benefit-related costs tied to workforce reductions were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146) and SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS No. 112).  Under SFAS No. 146, one-time termination benefits that are conditioned on employment through a certain transition period are recognized ratably between the date employees are communicated the details of the one-time termination benefit and their final date of service.  Accordingly, the Company recorded $2,723,000 in 2008, $872,000 in the first six months of 2009 and expects to record an additional $223,000 during the remainder of 2009.

The Company evaluates its long-lived assets for impairment when events or circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).  The Company’s strategic decision to close certain facilities and transfer production among other facilities led to a $12,181,000 non-cash impairment charge in 2008 and an $872,000 non-cash charge in the first six months of 2009.  The charges were based on the excess of carrying value of certain assets not expected to be redeployed over their respective fair value.  Fair values for these assets were determined based on appraisals and discounted cash flow analyses.  The additional charges in 2009 were for assets originally expected to be redeployed to other locations but later determined to not be economically feasible to move.  For assets to be redeployed to other Company locations, the Company incurred $239,000 in relocation costs in 2008, $1,089,000 in the first six months of 2009 and expects to incur $590,000 in additional costs during the remainder of 2009 and early 2010.  The Company had originally estimated that total relocation costs would approximate $4,179,000.  However, the Company determined that it would not be economically feasible to relocate certain equipment, and these assets were later impaired.

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

Asset retirement obligations recorded during 2008 relate to the expected closure of two Industrial Group facilities.  Although the Company is indemnified for major environmental conditions that existed prior to the acquisition of these facilities, certain other matters, including emptying residual chemicals from remaining storage tanks, purging operating pipelines within the facilities, and filling pits following the relocation of strategic operating equipment to other facilities, remain the responsibility of the Company.  Such costs are estimated to be $1,500,000, of which $13,000 was expended during the first six months of 2009.

In connection with the Company’s restructuring, certain property under operating leases ceased being used during the fourth quarter of 2008.  Aggregate discounted lease payments and a $915,000 lease termination payment made in the second quarter of 2009 were accrued in 2008 in accordance with SFAS No. 146.  Total lease contract termination costs amounted to $3,209,000 for 2008.

(6)	Loss Per Common Share

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

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Shares used to compute basic loss per common share	18,478	18,351	18,456	18,347
Dilutive effect of equity awards	—	—	—	—
Shares used to compute diluted loss per common share	18,478	18,351	18,456	18,347

(7)	Investment in Marketable Securities

The Company’s investment in marketable securities consists exclusively of shares in Dana common stock.  The Company’s investment in Dana common stock is classified as an available-for-sale security in accordance with SFAS No. 115 and measured at fair value as determined by a quoted market price (a level 1 valuation under SFAS No. 157). The related unrealized holding gains are excluded from operations and recorded in accumulated other comprehensive loss on the consolidated balance sheets.  At July 5, 2009 and December 31, 2008, the Company owned 3,742,381 common shares of Dana with a market value of $1.40 per share and $0.74 per share, respectively.  At July 5, 2009, the gross unrealized gain was approximately $2,769,000.  There were no unrealized gains or losses at December 31, 2008.  Realized gains and losses and declines in value judged to be other-than-temporary will be included in other expense, if and when recorded.  In accordance with SFAS No. 157, the fair value of the shares was valued based on quoted market prices in active markets for identical shares at July 5, 2009 and December 31, 2008.

The following table summarizes marketable securities as of July 5, 2009 and December 31, 2008 (in thousands):

				Fair Value
				At Quoted
				Prices
		Gross	Gross	in Active
		Unrealized	Realized	Markets
	Basis	Gain/(Loss)	Gain/(Loss)	(Level 1)
Marketable securities, July 5, 2009	$2,769	$2,470	$—	$5,239
Marketable securities, December 31, 2008	$2,769	$—	$—	$2,769

(8)	Inventory

Inventory consisted of the following (in thousands):

	July 5,	December 31,
	2009	2008
	(Unaudited)
Raw materials, including perishable tooling of $334 and $737 in 2009 and 2008, respectively	$14,332	$16,423
Work in process	8,085	9,804
Finished goods	4,063	8,337
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	19,027	24,230
Progress payments related to long-term contracts and programs	—	(781)
Reserve for excess and obsolete inventory	(9,669)	(9,619)
	$35,838	$48,394

(9)	Debt

Debt consisted of the following (in thousands):

	July 5,	December 31,
	2009	2008
	(Unaudited)

Revolving credit facility	$45,500	$43,000
Senior notes	30,000	30,000
	$75,500	$73,000
Classified as notes payable	$75,500	$—
Classified as long-term debt	$—	$73,000

In March 2009, the Company’s Revolving Credit Agreement and Senior Notes were amended to, among other things, i) waive the defaults as of December 31, 2008, ii) limit total borrowings, iii) revise the maturity date for the Credit Agreement and Senior Notes to January 15, 2010, iv) revise certain financial covenants, v) restrict the payment of dividends, vi) require mandatory prepayment to the extent that marketable securities or other collateral is sold, and vii) increase the interest rate structure.  Maximum borrowings on the Revolving Credit Agreement are $50,000,000, and standby letters of credit up to a maximum of $15,000,000 may be issued under the Revolving Credit Agreement of which $1,851,000 were issued at July 5, 2009.

As a result of the aforementioned modifications, the Company deferred $652,000 of loan costs, which are being amortized from other assets in the consolidated balance sheets.

(10)	Segment Data

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

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$36,941	$69,100	$74,439	$138,915
Aerospace & Defense	32,437	27,011	62,648	50,435
Test & Measurement	12,718	14,239	26,700	27,262
Electronics Group	45,155	41,250	89,348	77,697
	$82,096	$110,350	$163,787	$216,612
Gross profit (loss):
Industrial Group	$(1,630)	$5,333	$(4,332)	$12,162
Aerospace & Defense	6,073	2,354	9,329	5,253
Test & Measurement	3,172	3,767	6,973	7,105
Electronics Group	9,245	6,121	16,302	12,358
	$7,615	$11,454	$11,970	$24,520
Operating (loss) income:
Industrial Group	$(5,377)	$2,458	$(12,061)	$6,612
Aerospace & Defense	1,964	(1,993)	739	(2,746)
Test & Measurement	616	838	1,482	1,349
Electronics Group	2,580	(1,155)	2,221	(1,397)
General, corporate and other	(1,742)	(2,275)	(3,993)	(4,679)
	$(4,539)	$(972)	$(13,833)	$536

	July 5,	December 31,
	2009	2008
	(Unaudited)
Total assets:
Industrial Group	$135,160	$146,964
Aerospace & Defense	58,560	65,077
Test & Measurement	27,826	29,892
Electronics Group	86,386	94,969
General, corporate and other	8,664	11,272
	$230,210	$253,205

(11)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of July 5, 2009 and December 31, 2008 was $442,000 and $466,000, respectively.  The Company’s warranty expense for the six months ended July 5, 2009 and June 29, 2008 was $122,000 and $276,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products.  The revenue from the extended warranties is deferred and recognized ratably over the contractual term.  As of July 5, 2009 and December 31, 2008, the Company had deferred $962,000 and $476,000, respectively, related to extended warranties, which is included in other liabilities in the accompanying balance sheets.

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

As of July 5, 2009, the Company had outstanding purchase commitments of approximately $28,486,000, primarily for the acquisition of inventory and manufacturing equipment.  As of July 5, 2009, the Company also had outstanding letters of credit of $1,851,000 primarily under a captive insurance program.

(12)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes.  The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company.  The Company provides for income taxes for its domestic operations at a statutory rate of 35% and for its foreign operations at a statutory rate of 28%.  The Company’s foreign operations are also subject to minimum income taxes in periods where positive cash flows exceed taxable income.  In the second quarter of 2009, minimum income taxes were required for the Company’s foreign operations.  Reconciling items between the federal statutory rate and the effective tax rate also include state income taxes, valuation allowances and certain other permanent differences.

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109).  These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled.  SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary.  During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed.  Based on the Company’s current forecast, a valuation allowance of $2,780,000 and $6,986,000 was recorded through earnings for the three and six months ended July 5, 2009, respectively; however, there can be no assurances that the Company’s forecasts are now, or in the future will be, accurate or that other factors impacting this deferred tax asset will not materially and adversely affect its business, results of operations and financial condition.  For the three and six months ended June 29, 2008, the Company recorded a valuation allowance of $937,000 through earnings.

(13)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Service cost	$18	$25	$36	$50
Interest cost on projected benefit obligation	595	580	1,190	1,160
Net amortizations, deferrals and other costs	252	27	504	54
Expected return on plan assets	(587)	(813)	(1,174)	(1,626)
	$278	$(181)	$556	$(362)

(14)	Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains (losses) on available-for-sale securities, employee benefit related adjustments and foreign currency translation adjustments.

The components of comprehensive loss, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net loss	$(6,778)	$(935)	$(18,123)	$(550)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $61 and $3,902 for the three and six months ended June 29, 2008	2,769	(15,643)	2,470	(36,874)
Foreign currency translation adjustments	1,266	1,836	764	2,370
Total comprehensive loss	$(2,743)	$(14,742)	$(14,889)	$(35,054)

Accumulated other comprehensive loss consisted of the following (in thousands):

	July 5,	December 31,
	2009	2008
	(Unaudited)
Foreign currency translation adjustments	$(5,173)	$(5,937)
Unrealized gain on available-for-sale securities, net of tax	2,470	—
Employee benefit related adjustments, net of tax	(13,807)	(13,807)
Accumulated other comprehensive loss	$(16,510)	$(19,744)

(15)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments.  The carrying amount of debt outstanding at July 5, 2009 approximates fair value because borrowings are for terms of less than one year and have rates that reflect currently available terms and conditions for similar debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The tables presented below, which compare our results of operations for the three and six month periods from 2009 to 2008, present the results for each period, the change in those results from 2009 to 2008 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended July 5, 2009 Compared to Three Months Ended June 29, 2008

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended		Change	Change	Months Ended
	July 5,	June 29,	Favorable	Favorable	July 5,	June 29,
	2009	2008	(Unfavorable)	(Unfavorable)	2009	2008
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$36,941	$69,100	$(32,159)	(46.5)%	45.0%	62.6%
Aerospace & Defense	32,437	27,011	5,426	20.1	39.5	24.5
Test & Measurement	12,718	14,239	(1,521)	(10.7)	15.5	12.9
Electronics Group	45,155	41,250	3,905	9.5	55.0	37.4
Total	82,096	110,350	(28,254)	(25.6)	100.0	100.0

Cost of sales:
Industrial Group	38,571	63,767	25,196	39.5	104.4	92.3
Aerospace & Defense	26,364	24,657	(1,707)	(6.9)	81.3	91.3
Test & Measurement	9,546	10,472	926	8.8	75.1	73.5
Electronics Group	35,910	35,129	(781)	(2.2)	79.5	85.2
Total	74,481	98,896	24,415	24.7	90.7	89.6

Gross profit:
Industrial Group	(1,630)	5,333	(6,963)	(130.6)	(4.4)	7.7
Aerospace & Defense	6,073	2,354	3,719	158.0	18.7	8.7
Test & Measurement	3,172	3,767	(595)	(15.8)	24.9	26.5
Electronics Group	9,245	6,121	3,124	51.0	20.5	14.8
Total	7,615	11,454	(3,839)	(33.5)	9.3	10.4

Selling, general and administrative	9,362	11,279	1,917	17.0	11.4	10.2
Research and development	1,032	1,089	57	5.2	1.3	1.0
Amortization of intangible assets	28	58	30	51.7	—	—
Nonrecurring expense	1,732	—	(1,732)	NM	2.1	—

Operating loss	(4,539)	(972)	(3,567)	(367.0)	(5.5)	(0.8)

Interest expense, net	2,303	1,023	(1,280)	(125.1)	2.8	0.9
Other income, net	(384)	(924)	(540)	(58.4)	(0.5)	(0.8)

Loss before income taxes	(6,458)	(1,071)	(5,387)	(503.0)	(7.9)	(0.9)

Income tax expense (benefit)	320	(136)	(456)	NM	0.4	(0.1)

Net loss	$(6,778)	$(935)	$(5,843)	(624.9)%	(8.3)%	(0.8)%

Six Months Ended July 5, 2009 Compared to Six Months Ended June 29, 2008

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Six
	Six Months Ended		Change	Change	Months Ended
	July 5,	June 29,	Favorable	Favorable	July 5,	June 29,
	2009	2008	(Unfavorable)	(Unfavorable)	2009	2008
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$74,439	$138,915	$(64,476)	(46.4)%	45.4%	64.1%
Aerospace & Defense	62,648	50,435	12,213	24.2	38.2	23.3
Test & Measurement	26,700	27,262	(562)	(2.1)	16.3	12.6
Electronics Group	89,348	77,697	11,651	15.0	54.6	35.9
Total	163,787	216,612	(52,825)	(24.4)	100.0	100.0

Cost of sales:
Industrial Group	78,771	126,753	47,982	37.9	105.8	91.2
Aerospace & Defense	53,319	45,182	(8,137)	(18.0)	85.1	89.6
Test & Measurement	19,727	20,157	430	2.1	73.9	73.9
Electronics Group	73,046	65,339	(7,707)	(11.8)	81.8	84.1
Total	151,817	192,092	40,275	21.0	92.7	88.7

Gross profit:
Industrial Group	(4,332)	12,162	(16,494)	(135.6)	(5.8)	8.8
Aerospace & Defense	9,329	5,253	4,076	77.6	14.9	10.4
Test & Measurement	6,973	7,105	(132)	(1.9)	26.1	26.1
Electronics Group	16,302	12,358	3,944	31.9	18.2	15.9
Total	11,970	24,520	(12,550)	(51.2)	7.3	11.3

Selling, general and administrative	19,834	21,771	1,937	8.9	12.1	10.0
Research and development	2,200	2,084	(116)	(5.6)	1.3	1.0
Amortization of intangible assets	56	129	73	56.6	—	—
Nonrecurring expense	3,713	—	(3,713)	NM	2.3	—

Operating (loss) income	(13,833)	536	(14,369)	NM	(8.4)	0.3

Interest expense, net	3,572	1,975	(1,597)	(80.9)	2.2	0.9
Other income, net	(77)	(916)	(839)	(91.6)	—	(0.4)

Loss before income taxes	(17,328)	(523)	(16,805)	NM	(10.6)	(0.2)

Income tax expense	795	27	(768)	NM	0.5	—

Net loss	$(18,123)	$(550)	$(17,573)	NM	(11.1)%	(0.2)%

Backlog. At July 5, 2009, backlog for our Aerospace & Defense segment decreased $24.5 million to $73.4 million from $97.9 million at June 29, 2008, on a 37% decrease in net orders to $31.0 million in the six months ended July 5, 2009 compared to $49.3 million in net orders in the first six months of 2008.  Backlog for our Test & Measurement segment decreased $3.9 million to $5.0 million at July 5, 2009, on $24.8 million in net orders compared to $28.4 million in net orders for the first six months of 2008.  We expect to convert approximately 91% of the Aerospace & Defense backlog and 100% of the Test & Measurement backlog at July 5, 2009 to revenue during the next twelve months.

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales.  Net revenue in the Industrial Group decreased $32.2 million and $64.5 million from the prior year second quarter and six month periods, respectively.  Depressed market conditions for medium and heavy duty commercial vehicles and light trucks have contributed to volume related reductions in net revenue of approximately $23.1 million and $41.0 million for the second quarter and six month periods, respectively.  Volume declines for trailer axles also resulted in a $6.9 million and $12.7 million net revenue reduction from the prior year second quarter and six month periods, respectively.  Revenue also declined $4.9 million and $12.8 million for the second quarter and six month periods, respectively, due to the discontinued sale of axle shafts to a light truck customer.  Further, amortization of contractual settlements and price reductions resulted in a $0.2 million and $4.5 million decrease in net revenue for the second quarter and six month periods, respectively.  Partially offsetting the volume change was an increase in steel prices, which is passed through to customers under certain contracts, resulting in an increase in net revenue of $2.9 million and $6.5 million for the second quarter and six month periods, respectively.

The Aerospace & Defense segment derives its revenue from product sales and technical outsourced services.  Net revenue in the Aerospace & Defense segment increased $5.4 million and $12.2 million from the prior year second quarter and six month periods, respectively, primarily as a result of shipments of new electronic circuit card assemblies for the Bradley Combat System.

The Test & Measurement segment derives its revenue from technical services and product sales.  Technical services revenue accounted for approximately 85% and 88% of total Test & Measurement revenue in the first six months of 2009 and 2008, respectively.  Test & Measurement segment net revenue decreased $1.5 million and $0.6 million for the second quarter and six months ended July 5, 2009, respectively, primarily as a result of a decline in component screening sales related to softness within the commercial aviation business.

Gross Profit. The Industrial Group’s gross profit decreased to a loss of $1.6 million and $4.3 million in the second quarter and six month periods of 2009, respectively from profit of $5.3 million and $12.2 million in the second quarter and six month periods of 2008, respectively.  The significant decrease in sales volume and related loss of fixed overhead absorption resulted in a reduction in gross profit of approximately $5.9 million and $11.1 million for the second quarter and six month periods, respectively.  Higher defined benefit expenses resulted in a reduction in gross profit of approximately $0.5 million and $0.9 million for the second quarter and six month periods.  The Industrial Group also realized a decline in gross profit of $2.6 million and $7.0 million for the second quarter and six month periods, respectively, as a result of lower revenue from contractual settlements and pricing as compared to the prior year periods.  The decreases in gross profit were partially offset by productivity improvements attributable to restructuring activities of approximately $2.0 million and $3.1 million for the second quarter and six month periods, respectively.

The Aerospace & Defense segment’s gross profit increased $3.7 million and $4.1 million in the second quarter and six month periods of 2009, respectively.  The increase in gross profit is primarily due to the redesign of a secured communication product and increased volumes.  Gross profit as a percentage of revenue also increased to 18.7% and 14.9% for the second quarter and six month periods of 2009, respectively, from 8.7% and 10.4% for the second quarter and six month periods of 2008, respectively.

The Test & Measurement segment’s gross profit decreased $0.6 million and $0.1 million for the second quarter and six month periods of 2009, respectively.  The decrease in gross profit is primarily a result of lower volumes within the component screening business partially offset by cost containment activities.  Gross profit as a percentage of revenue in the second quarter decreased to 24.9% from 26.5%.  Gross profit as a percentage of revenue remained constant at 26.1% for the six months ended July 5, 2009.

Selling, General and Administrative. Selling, general and administrative expense decreased $1.9 million for both the second quarter and six month periods of 2009, respectively, primarily due to reductions in compensation and employee benefit costs.

Research and Development. Research and development costs decreased slightly in the second quarter of 2009 but increased 5.6% for the six months ended July 5, 2009.  The increase is primarily due to new product development efforts within our Aerospace & Defense segment.

Nonrecurring Expense. In December 2008, we announced a restructuring program, which included the closure of the Industrial Group’s Kenton and Marion, Ohio facilities and the consolidation of Sypris Electronics and Sypris Data Systems into a single operation within the Aerospace & Defense segment.  Additionally, we have exited several programs within the Aerospace & Defense segment.  The purpose of the restructuring program is to reduce fixed costs, accelerate integration efficiencies, and significantly improve operating earnings on a sustained basis.  The restructuring activities are expected to result in $25.0 million in annual savings.  The activities generating the expected savings are from the following: i) annual savings of $12.5 million from facility closings, ii) annual savings of $7.5 million from operational efficiencies expected to begin during the third quarter of 2009, iii) annual savings of $3.0 million from product costing changes implemented during the first quarter of 2009, and iv) annual savings of $2.0 million from various quality improvement initiatives expected to be implemented by the fourth quarter of 2009.  As a result of these initiatives, we recorded, or expect to record in future periods, aggregate pre-tax expenses of approximately $50.8 million, consisting of the following: $3.8 million in severance and benefit costs, $13.1 million in non-cash asset impairments, $16.1 million in non-cash deferred contract costs write-offs, $7.9 million in inventory related charges, $1.9 million in equipment relocation costs, $1.5 million in asset retirement obligations, $3.2 million in contract termination costs and $3.3 million in other restructuring charges.  Of the aggregate $50.8 million in pre-tax costs, we expect $13.5 million will be cash expenditures, the majority of which has been spent at July 5, 2009.  The cash outflows related to these programs are expected to be funded from continuing operations and the existing revolving credit agreement and are not expected to have a material adverse impact on our liquidity. Of the total program, we recorded $1.7 million, or $0.11 per share, and $3.7 million or $0.20 per share related to these initiatives during the second quarter and six months ended July 5, 2009, respectively, which is included in nonrecurring expense on the consolidated statement of operations.  The charge for the six months ended July 5, 2009 consisted of $0.9 million for employee severance and benefit costs, $1.0 million in equipment relocation costs, $0.9 million in non-cash asset impairments, and $0.9 million in other various charges.  The additional non-cash asset impairments incurred during the first six months of 2009 were for assets originally expected to be redeployed to other locations but later determined to not be economically feasible to move.  Additionally, we revised our estimate for equipment relocation costs to $1.9 million from the original estimate of $4.2 million, as we determined it would not be economically feasible to relocate certain equipment.  We expect to incur approximately $0.2 million in additional employee severance and benefit costs, approximately $0.6 million in additional equipment relocation costs, and approximately $1.2 million in other exit costs.  See Note 5 to the consolidated financial statements included in this Form 10-Q.

Interest Expense. Interest expense for the second quarter and six months ended July 5, 2009 increased primarily due to an increase in the weighted average debt outstanding and an increase in interest rates resulting from the March 2009 modification of our Credit Agreement and Senior Notes.  Our weighted average debt outstanding increased to $76.7 million and $74.6 million for the second quarter and six month periods of 2009, respectively, from $56.2 million and $54.7 million during the second quarter and six month periods of 2008, respectively.  The weighted average interest rate was 8.0% and 6.9% for the second quarter and six month periods of 2009, respectively, compared to 6.5% and 6.9% for the second quarter and six month periods of 2008, respectively.

Income Taxes. The provision for income taxes in the second quarter and six month periods of 2009 is associated exclusively with our foreign subsidiaries and includes minimum taxes required to be paid in Mexico.

Liquidity, Capital Resources and Financial Condition

Net cash used by operating activities was $1.9 million in the first six months of 2009 as compared to net cash provided of $9.2 million in 2008, primarily due to significantly lower revenues and operating income in 2009.  Accounts receivable increased and used $0.7 million as a result of the timing of shipments and collections.  Inventory decreased and provided $11.2 million, primarily as a result of a focus on bringing inventory levels down to meet current demand within the Industrial Group and a focus on improving inventory turns within the Electronics Group.  Other current assets decreased and provided $1.8 million primarily as a result of a $2.9 million tax refund for our Mexico operations partially offset by a $0.9 million increase in unbilled receivables within the Aerospace & Defense Group.  Accounts payable decreased and used $4.6 million primarily due to the timing of payments to and from our suppliers and reduced purchases by our Industrial Group.  Accrued liabilities decreased and used $2.1 million, primarily as a result of the payout of various restructuring accruals including the payment of $0.9 million to terminate a lease for Sypris Data Systems and payments of $1.6 million in severance related to the shutdown of the Kenton and Marion, Ohio facilities.

Net cash used in investing activities decreased $3.9 million to $3.1 million for the first six months of 2009, primarily due to lower capital expenditures.

Net cash provided by financing activities was $1.5 million in the first six months of 2009, as compared to net cash used of $3.2 million in the first six months of 2008.  We borrowed an additional $2.5 million on the Revolving Credit Agreement during the six months ended July 5, 2009, as compared to a reduction in debt of $2.0 million during the first six months of 2008.  Additionally, we paid $0.7 million in financing fees in conjunction with the modification of our debt in 2009.

We had total borrowings under our Revolving Credit Agreement of $45.5 million at July 5, 2009 and an unrestricted cash balance of $10.1 million.  Approximately $3.8 million of the unrestricted cash balance relates to our Mexican subsidiaries.  In March 2009, our Revolving Credit Agreement and Senior Notes were amended to, among other things, i) waive the defaults as of December 31, 2008, ii) limit total borrowings, iii) revise the maturity date for the Credit Agreement and Senior Notes to January 15, 2010, iv) revise certain financial covenants, v) restrict the payment of dividends, vi) require mandatory prepayment to the extent that marketable securities or other collateral is sold outside of the ordinary course of business, and vii) increase our interest rate structure.  As of July 5, 2009, we were in compliance with all covenants.  Maximum borrowings under the Revolving Credit Agreement are $50.0 million, and standby letters of credit up to a maximum of $15.0 million may be issued under the Revolving Credit Agreement, of which $1.9 million were issued at July 5, 2009.

We also had purchase commitments totaling approximately $28.5 million at July 5, 2009, primarily for inventory and manufacturing equipment.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no significant changes in our critical accounting policies during the six month period ended July 5, 2009.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements.  Many of these factors are identified in connection with the more specific descriptions contained throughout this report.  Other factors which could also materially affect such future results currently include: the effects of a continuing economic downturn which could reduce our revenues, negatively impact our customers or suppliers and materially adversely affect our financial results; our ability to liquidate our equity interests in Dana Holding Corporation at satisfactory valuation levels; potential impairments, non-recoverability or write-offs of goodwill, assets or deferred costs, including deferred tax assets in the U.S. or Mexico; fees, costs or other dilutive effects of refinancing, compliance with covenants in, or acceleration of, our loan and other debt agreements; unexpected or increased costs, time delays and inefficiencies of restructuring our manufacturing capacity; breakdowns, relocations or major repairs of machinery and equipment; our inability to successfully launch new or next generation programs; the cost, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; failure to adequately insure or to identify environmental or other insurable risks; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; changes in government or other customer programs; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; revised contract prices or estimates of major contract costs; dependence on, recruitment or retention of key employees; union negotiations; pension valuation, health care or other benefit costs; labor relations; strikes; risks of foreign operations; currency exchange rates; the costs and supply of debt, equity capital, or insurance (including the possibility that our common stock could cease to qualify for listing on the NASDAQ Stock Market due to a sustained decline in prices per share, or other regulatory compliance including, shareholder approval requirements, or that any reverse stock split or other restructuring of our debt or equity financing could be accompanied by the deregistration of our common stock or other “going private” transactions); changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; weaknesses in internal controls; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions; disputes or litigation, involving customer, supplier, lessor, landlord, creditor, stockholder, product liability or environmental claims; war, terrorism or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Information regarding risk factors appears in “MD&A - Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 12, 2009 in Louisville, Kentucky.  At the meeting, stockholders elected three Class I directors for a term of three years pursuant to the following votes:

	Votes in	Votes
Class I Director	Favor	Withheld
John F. Brinkley	17,010,562	1,165,884
Robert E. Gill	16,928,235	1,248,211
William L. Healey	16,989,734	1,186,712

The total number of shares of common stock outstanding as of March 16, 2009, the record date of the Annual Meeting of Stockholders, was 19,613,907.  The terms of office of each R. Scott Gill, Robert Sroka, William G. Ferko, Jeffrey T. Gill and Sidney R. Petersen continued after the Annual Meeting.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

10.1	Form of 2009 Sypris Three-Year Bonus Agreement, effective as of May 12, 2009.

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 18, 2009	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date:	August 18, 2009	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)