Form 10-Q
period 2009-10-04
SYPRIS SOLUTIONS INC
filed 2009-11-17
CIK 864240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended October 4, 2009

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

As of November 10, 2009 the Registrant had 19,472,499 shares of common stock outstanding.

Table of Contents

Part I.    Financial Information

Item 1.    Financial Statements

Sypris Solutions, Inc.
Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$48,650	$68,373	$153,899	$222,745
Products	14,066	17,719	45,904	52,697

Total net revenue	62,716	86,092	199,803	275,442

Cost of sales:
Outsourced services	46,879	67,965	155,550	210,093
Products	10,615	14,587	34,034	44,394

Total cost of sales	57,494	82,552	189,584	254,487

Gross profit	5,222	3,540	10,219	20,955

Selling, general and administrative	6,861	8,118	21,601	24,532
Research and development	664	742	2,467	2,472
Amortization of intangible assets	28	42	84	125
Nonrecurring expense, net	1,528	655	5,241	655

Operating loss	(3,859)	(6,017)	(19,174)	(6,829)

Interest expense, net	1,828	578	3,989	1,437
Other (income) expense, net	(7)	1,047	(84)	125

Loss from continuing operations before taxes	(5,680)	(7,642)	(23,079)	(8,391)

Income tax (benefit) expense	(3,776)	168	(3,009)	107

Loss from continuing operations	(1,904)	(7,810)	(20,070)	(8,498)

Income from discontinued operations, net of tax	135	54	178	192

Net loss	$(1,769)	$(7,756)	$(19,892)	$(8,306)

Basic and diluted (loss) earnings per share:
Loss per share from continuing operations	$(0.10)	$(0.43)	$(1.09)	$(0.46)
Earnings per share from discontinued operations	0.01	0.01	0.01	0.01

Basic and diluted net loss per share	$(0.09)	$(0.42)	$(1.08)	$(0.45)

Dividends declared per common share	$—	$0.03	$—	$0.09

Weighted average shares outstanding:
Basic	18,478	18,369	18,463	18,354
Diluted	18,478	18,369	18,463	18,354

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.
Consolidated Balance Sheets
(in thousands)
	October 4,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$10,745	$13,717
Restricted cash	81	464
Accounts receivable, net	33,782	38,168
Inventory, net	32,379	46,800
Other current assets	8,800	11,597
Assets held for sale - current	27,227	29,592
Total current assets	113,014	140,338
Investment in marketable securities	22,641	2,769
Property, plant and equipment, net	81,761	91,097
Goodwill	6,900	6,900
Other assets	10,411	12,101
Total assets	$234,727	$253,205

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,760	$42,186
Accrued liabilities	23,490	27,363
Notes payable	40,730	—
Liabilities held for sale - current	2,774	3,529
Total current liabilities	100,754	73,078
Long-term debt	34,270	73,000
Other liabilities	42,846	47,142
Total liabilities	177,870	193,220
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,019,347 shares issued and 19,500,402 shares outstanding in 2009 and 19,496,620 shares issued and 19,296,003 shares outstanding in 2008	200	195
Additional paid-in capital	147,262	146,741
Retained deficit	(87,020)	(67,205)
Accumulated other comprehensive loss	(3,580)	(19,744)
Treasury stock, 518,945 and 200,617 shares in 2009 and 2008, respectively	(5)	(2)
Total stockholders’ equity	56,857	59,985
Total liabilities and stockholders’ equity	$234,727	$253,205

Note: The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended
	October 4,	September 28,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(19,892)	$(8,306)
Income from discontinued operations	178	192
Loss from continuing operations	(20,070)	(8,498)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,511	16,403
Noncash compensation expense	619	901
Other noncash items	(3,343)	(7,553)
Change in operating assets and liabilities:
Accounts receivable	4,368	4,389
Inventory	12,921	1,803
Other current assets	2,758	6,273
Accounts payable	(8,950)	7,842
Accrued and other liabilities	(2,129)	(13,990)

Net cash (used in) provided by operating activities – continuing operations	(2,315)	7,570
Net cash provided by operating activities – discontinued operations	2,641	2,529
Net cash provided by operating activities	326	10,099

Cash flows from investing activities:
Capital expenditures	(3,897)	(7,574)
Proceeds from sale of assets	114	998
Changes in nonoperating assets and liabilities	366	51
Net cash used in investing activities – continuing operations	(3,417)	(6,525)
Net cash used in investing activities – discontinued operations	(843)	(1,910)
Net cash used in investing activities	(4,260)	(8,435)

Cash flows from financing activities:
Net change in debt under revolving credit agreements	2,000	—
Debt modification costs	(652)	—
Cash dividends paid	(386)	(1,734)

Net cash provided by (used in) financing activities	962	(1,734)

Net decrease in cash and cash equivalents	(2,972)	(70)

Cash and cash equivalents at beginning of period	13,717	14,622

Cash and cash equivalents at end of period	$10,745	$14,552

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, testing, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components & assemblies and aerospace & defense electronics.

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, Sypris or the Company), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended October 4, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2008 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.  See Note 4, Discontinued Operations.

(3)	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (ASC 105) which establishes the FASB Accounting Standards Codification (the Codification or ASC) as the official single source of authoritative U.S. generally accepted accounting principles (GAAP). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (SEC) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASU) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification is effective for the Company’s consolidated financial statements as of and for the periods ended October 4, 2009, and the principal impact on the financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, now referred to as ASC 820.  The objective of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  ASC 820 was effective for the Company on January 1, 2008.  However, in February 2008, the FASB agreed to defer the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of ASC 820 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  The adoption of ASC 820 for non-financial assets and liabilities, effective January 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51, now included within ASC 810 Consolidation.  ASC 810 requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company.  ASC 810 further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder.  This update also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder.  The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, now included within ASC 815.  ASC 815 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  This update is effective for fiscal years beginning on or after November 15, 2008.  The adoption of this update did not have a significant impact on the Company’s disclosures included in its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (ASC 350-30-65-1).  This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The adoption of this update on January 1, 2009 did not have a significant impact on the Company’s disclosures included in its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260-10-65).  This update addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings Per Share.  A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award.  Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method.  The guidance in this update is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  Under the terms of the Company’s restricted stock awards, grantees are entitled to receive dividends on the unvested portions of their awards.  There is no requirement to return these dividends in the event the unvested awards are forfeited in the future.  Accordingly, the Company evaluated the impact of ASC 260-10-65 and determined that the impact was not material and determined the basic and diluted earnings per share amounts, as reported, are equivalent to the basic and diluted earnings per share amounts calculated under ASC 260-10-65.

In April 2009, the FASB staff issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 320-10-65).  This update amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  This update also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements.  The adoption of this update as of October 4, 2009 did not have a material impact on disclosures in the Company’s consolidated financial statements.

In April 2009, the FASB staff issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10-65).  This update provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  This update also includes guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale).  The adoption of this update as of October 4, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, now referred to as ASC 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted ASC 855 during the second quarter of 2009, and its application had no impact on the Company’s consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 17, 2009.

(4)	Discontinued Operations

As of October 4, 2009, the Company determined that, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC 205-20-45), the assets and liabilities of its Test & Measurement segment met the criteria for held for sale.  Accordingly, the results of the Test & Measurement segment have been reported as discontinued operations in the consolidated statements of operations for all periods presented.  In accordance with the provisions of ASC 205-20-45-6 (formerly Allocation of Interest to Discontinued Operations EITF 87-24), interest expense incurred on the debt required to be repaid from the net proceeds of the sale has been allocated to discontinued operations.  During the three and nine months ended October 4, 2009, interest expense allocated to discontinued operations was $850,000 and $2,261,000, respectively, based on the $34,000,000 in debt required to be repaid as a result of the transaction.  During the three and nine months ended September 28, 2008, interest expense allocated to discontinued operations was $515,000 and $1,631,000, respectively.  The Company completed the sale of Test & Measurement during the fourth quarter of 2009.  See Note 17 “Subsequent Events” for further details.

The key components of income from discontinued operations related to the Test & Measurement segment were as follows (in thousands):
	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net revenue	$12,158	$14,065	$38,858	$41,327
Cost of sales and operating expense	11,088	13,462	36,306	39,382
Allocated interest expense	850	515	2,261	1,631
Income before taxes	220	88	291	314
Income taxes	85	34	113	122
Income from discontinued operations	$135	$54	$178	$192

The following assets and liabilities of the Test & Measurement segment have been segregated and included in assets held for sale and liabilities held for sale, as appropriate, in the consolidated balance sheets (in thousands):

	October 4,	December 31,
	2009	2008
	(Unaudited)
Accounts receivable, net	$6,130	$6,527
Inventory, net	1,301	1,594
Other current assets	462	412
Property, plant and equipment, net	12,397	14,122
Goodwill	6,937	6,937
Total assets	$27,227	$29,592

Accounts payable	$1,745	$2,459
Accrued and other liabilities	1,029	1,070
Total liabilities	$2,774	$3,529

(5)	Dana Claim

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

Sypris recorded the Claim at the estimated fair value on August 7, 2007 in accordance with ASC 845-10 (formerly known as APB 29, Accounting for Nonmonetary Transactions).  Since Dana was still in bankruptcy at that date, the estimated fair value for the Claim was calculated by estimating the aggregate residual value of Dana (the “Dana Residual Value”) available to all unsecured claim holders in the bankrupt Dana estate in relation to the aggregate amount of eligible unsecured claims (the “Eligible Claims”), which included Sypris’ Claim for $89,900,000.  The Dana Residual Value was calculated by applying a peer-group based market multiple to Dana’s expected earnings before interest, taxes, depreciation, amortization and restructuring charges (EBITDAR), as adjusted for certain specific values associated with Dana’s Chapter 11 restructuring plan to arrive at a gross enterprise value. Dana’s anticipated net debt, convertible preferred shares and minority interests were deducted from gross enterprise value to arrive at the Dana Residual Value.  Sypris initially estimated the Dana Residual Value at $2,556,800,000 and the Eligible Claims at $3,000,000,000.  The ratio of Dana Residual Value to Total Claims of 85% ($2,556,800,000 divided by $3,000,000,000) represented the expected recovery rate for the Eligible Claims.  Sypris applied the estimated 85% recovery rate to its Claim of $89,900,000, resulting in an estimated fair value of $76,483,000 for the Claim.

Sypris allocated the estimated fair value of $76,483,000 to the commercial issues under each of the five elements related to the Claim. Sypris established the criteria for revenue recognition of each element of the Claim in accordance with ASC 605-10-99 (formerly known as Staff Accounting Bulletin 104, Revenue Recognition).  In accordance with ASC 605-10-99, each of those items which required the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement.

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

The aforementioned cash distribution of $6,891,000 was recorded as a reduction in the Company’s $76,483,000 recorded fair value basis in the Claim.  The remaining balance of the $69,592,000 was equivalent to approximately $18.17 per share of Dana common stock, based on the number of Dana shares that the Company expected to receive in consideration for the Claim.  This amount represented the Company’s cost basis in the initial distribution of Dana common stock and the stock to be received as consideration for the Claim.  For the first quarter of 2008, the $69,592,000 was allocated on a pro rata basis as follows: $56,162,000 was attributed to an initial distribution of 3,090,408 shares received by the Company on February 11, 2008, and the remaining $13,430,000 was attributed to the expected subsequent distribution of approximately 739,000 shares.  For the second quarter of 2008, the remaining $13,430,000 in recorded fair value was further allocated on a pro rata basis as follows: $2,081,000 was attributed to 114,536 additional shares actually received on April 21, 2008 and the remaining $11,349,000 was attributed to the expected subsequent distribution of approximately 624,000 shares.  For the third quarter of 2008, the remaining $11,349,000 in recorded fair value was further allocated on a pro rata basis as follows: $2,771,000 was attributed to 152,506 additional shares actually received on July 30, 2008 and the remaining $8,578,000 was attributed to the expected subsequent distribution of approximately 472,000 shares.  All of these allocations were based on $18.17 per share – the Company’s estimated cost basis in the shares based on the fair value of the claim when received and affirmed by the court.  There was no change in the number of shares expected to be received in the aggregate during this period.  As of October 4, 2009, the Company has received approximately 98% of the total common shares it expects to receive.

At the end of each of the first three quarters of 2008, the Company analyzed whether declines in the quoted market prices of Dana common stock were temporary or “other-than-temporary,” in accordance with the factors outlined in ASC 820-10 (formerly known as SFAS No. 157) and ASC 320-10-99 (formerly known as SAB Topic 5M).  Based on those factors, the Company determined these declines to be temporary during the first three quarters of 2008, and accordingly, the Company reported the differences between Dana’s stock price on the last day of each quarter and the initial estimated fair value of $18.17 as “other comprehensive loss” for that quarter.  As a result, the carrying value of the investment at the end of each fiscal quarter was recorded at the fair market value at each respective date in accordance with ASC 320-10 (formerly known as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities).

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

At October 4, 2009, the cost basis and fair value of the Company’s holdings of Dana common stock amounted to $2,769,000 and $22,641,000, respectively.  In accordance with ASC 320-10, the $19,872,000 increase in value was recorded as an unrealized holding gain, net of taxes of $3,500,000, in other comprehensive loss for the first nine months of 2009 (See Note 13).

At October 4, 2009, the Company’s right to participate in additional distributions of Dana common stock, presently estimated to be 87,000 additional shares, is carried at $64,000 in other assets.  Had these shares been received at October 4, 2009, the Company would have recorded an additional $462,000 unrealized holding gain to other comprehensive loss.

During the fourth quarter 2009, the Company liquidated its holdings in Dana common stock for approximately $21,024,000 in net cash proceeds.  The Company recognized a gain of approximately $18,255,000 on the sale (See Note 17).

(6)	Restructuring, Impairments and Other Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton and Marion, Ohio facilities and the integration of its Electronics Group subsidiaries.  The purpose of the restructuring program is to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis.  The restructuring activities are expected to result in $25,000,000 in annual savings.  The activities generating the expected savings are from the following: i) annual savings of $12,500,000 from facility closings, ii) annual savings of $7,500,000 from operational efficiencies expected to begin during the third quarter of 2009, iii) annual savings of $3,000,000 from product costing changes implemented during the first quarter of 2009, and iv) annual savings of $2,000,000 from various quality improvement initiatives expected to be implemented by the fourth quarter of 2009.  The Company expects to substantially complete its program by early 2010.  As a result of these initiatives, in 2008, the Company recorded a restructuring charge of $45,086,000, or $2.45 per share.  For the three and nine months ended October 4, 2009, the Company recorded a restructuring charge of $1,528,000, or $0.08 per share and $5,241,000, or $0.28 per share, respectively.  Of the $1,528,000 recorded in the third quarter, $675,000 was recorded within the Industrial Group and $853,000 was recorded within the Electronics Group.  Of these costs, $165,000 was for severance and benefit-related costs, $209,000 related to equipment relocation costs, $278,000 represented non-cash impairment costs and $876,000 represented other costs, primarily related to IT and process reengineering consultants.  Of the $5,241,000 recorded in the first nine months of 2009, $3,376,000 was recorded within the Industrial Group and $1,865,000 was recorded within the Electronics Group.  Of these costs, $1,037,000 was for severance and benefit-related costs, $1,298,000 related to equipment relocation costs, $1,150,000 represented non-cash impairment costs and $1,756,000 represented other costs, primarily related to IT and process reengineering consultants.  Of the aggregate $51,631,000 of pre-tax costs for the total program, the Company expects $13,997,000 will be cash expenditures, the majority of which has been spent at October 4, 2009.

The total pre-tax costs of $51,631,000 expected to be incurred includes $22,408,000 within the Industrial Group and $29,223,000 within the Electronics Group.  The Company expects to incur additional pre-tax costs of $1,304,000 as outlined in the table below, including approximately $1,103,000 within the Industrial Group and $200,000 within the Electronics Group.

A summary of the pre-tax restructuring charges is as follows (in thousands):

	Total Program	Recognized as of October 4, 2009	Remaining Costs to be Recognized
Severance and benefit-related costs	$3,878	$3,760	$118
Asset impairments	13,331	13,331	—
Deferred contract costs write-offs	16,102	16,102	—
Inventory related charges	7,895	7,895	—
Equipment relocation costs	1,775	1,537	238
Asset retirement obligations	1,500	1,500	—
Contract termination costs	3,209	3,209	—
Other	3,941	2,993	948
	$51,631	$50,327	$1,304

A summary of restructuring activity and related reserves at October 4, 2009 is as follows (in thousands):

	Accrued		Cash	Accrued
	Balance at		Payments	Balance at
	December 31,	2009	or Asset	October 4,
	2008	Charge	Write-Offs	2009
Severance and benefit related costs	$2,045	$1,037	$(2,560)	$522
Asset impairments	—	1,150	(1,150)	—
Equipment relocation costs	—	1,298	(1,298)	—
Asset retirement obligations	1,500	—	(60)	1,440
Contract termination costs	3,141	—	(2,562)	579
Other	—	1,756	(1,756)	—
	$6,686	$5,241	$(9,386)	$2,541

A summary of total charges by reportable segment is as follows (in thousands):

	Industrial Group	Electronics Group	Total
Severance and benefit-related costs	$2,617	$1,143	$3,760
Asset impairments	13,331	—	13,331
Deferred contract costs write-offs	—	16,102	16,102
Inventory related charges	—	7,895	7,895
Equipment relocation costs	1,537	—	1,537
Asset retirement obligations	1,500	—	1,500
Contract termination costs	1,868	1,341	3,209
Other	452	2,541	2,993
	$21,305	$29,022	$50,327

Severance and benefit-related costs tied to workforce reductions were recorded in accordance with ASC 420-10 (formerly known as SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 112, Employers’ Accounting for Postemployment Benefits).  Under ASC 420-10, one-time termination benefits that are conditioned on employment through a certain transition period are recognized ratably between the date employees are communicated the details of the one-time termination benefit and their final date of service.  Accordingly, the Company recorded $2,723,000 in 2008, $1,037,000 in the first nine months of 2009 and expects to record an additional $118,000 during the remainder of 2009.

The Company evaluates its long-lived assets for impairment when events or circumstances indicate that the carrying value may not be recoverable in accordance with ASC 360-10-35 (formerly known as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets).  The Company’s strategic decision to close certain facilities and transfer production among other facilities led to a $12,181,000 non-cash impairment charge in 2008 and a $1,150,000 non-cash charge in the first nine months of 2009.  The charges were based on the excess of carrying value of certain assets not expected to be redeployed over their respective fair value.  Fair values for these assets were determined based on appraisals and discounted cash flow analyses.  The additional charges in 2009 were for assets originally expected to be redeployed to other locations but later determined to not be economically feasible to move.  For assets to be redeployed to other Company locations, the Company incurred $239,000 in relocation costs in 2008, $1,298,000 in the first nine months of 2009 and expects to incur $238,000 in additional costs during the remainder of 2009 and early 2010.  The Company had originally estimated that total relocation costs would approximate $4,179,000.  However, the Company determined that it would not be economically feasible to relocate certain equipment, and these assets were later impaired.

Forecasted volumes for one of the Company’s link encryption products was significantly reduced during the fourth quarter of 2008 due to revised demand estimates from the National Security Agency.  The Company had incurred and deferred over $20,000,000 in pre-contract costs since 2005.  Based on this revision in demand, the Company recorded a non-cash charge of $16,102,000 in 2008 to write off a portion of these deferred contract costs in accordance with ASC 605-35 (formerly known as Statement of Position No. 81-1, Accounting for Performance of Construction-Type Contracts).  Additionally, as a result of integration efforts within the Electronics Group and the exit from certain other non-core product lines, the Company recorded non-cash inventory charges totaling $7,895,000 for inventory determined to be excess or obsolete as of December 31, 2008.

Asset retirement obligations recorded during 2008 relate to the expected closure of two Industrial Group facilities.  Although the Company is indemnified for major environmental conditions that existed prior to the acquisition of these facilities, certain other matters, including emptying residual chemicals from remaining storage tanks, purging operating pipelines within the facilities, and filling pits following the relocation of strategic operating equipment to other facilities, remain the responsibility of the Company.  Such costs are estimated to be $1,500,000, of which $60,000 was expended during the first nine months of 2009.

In connection with the Company’s restructuring, certain property under operating leases ceased being used during the fourth quarter of 2008.  Aggregate discounted lease payments and a $915,000 lease termination payment made in the second quarter of 2009 were accrued in 2008 in accordance with ASC 420-10-25 (formerly SFAS No. 146).  Total lease contract termination costs amounted to $3,209,000 for 2008.

(7)	Loss Per Common Share

On January 1, 2009, the Company adopted ASC 260-10-65 (formerly known as FSP EITF 03-6-1).  This update addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in ASC 260-10-45 (formerly paragraphs 60 and 61 of SFAS No. 128, Earnings Per Share).  Restricted stock awards granted to employees contain nonforfeitable dividend rights and, therefore, are now considered participating securities in accordance with ASC 260-10-65.  Accordingly, the Company evaluated the impact of ASC 260-10-65 and determined that the impact was not material and determined the basic and diluted earnings per share amounts, as reported, are equivalent to the basic and diluted earnings per share amounts calculated under ASC 260-10-65.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 5,	September 28,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Shares used to compute basic loss per common share	18,478	18,369	18,463	18,354
Dilutive effect of equity awards	—	—	—	—
Shares used to compute diluted loss per common share	18,478	18,369	18,463	18,354

All outstanding stock options and restricted units were excluded in the diluted net loss per share calculation for the periods presented as the inclusion of such shares would have been antidilutive.

(8)	Investment in Marketable Securities

The Company’s investment in marketable securities consists exclusively of shares in Dana common stock.  The Company’s investment in Dana common stock is classified as an available-for-sale security in accordance with ASC 320-10-25 (formerly known as SFAS No. 115) and measured at fair value as determined by a quoted market price (a level 1 valuation under ASC 820-10, formerly known as SFAS No. 157). The related unrealized holding gains are excluded from operations and recorded in accumulated other comprehensive loss on the consolidated balance sheets.  At October 4, 2009 and December 31, 2008, the Company owned 3,742,381 common shares of Dana with a market value of $6.05 per share and $0.74 per share, respectively.  At October 4, 2009, the gross unrealized gain was approximately $19,872,000.  There were no unrealized gains or losses at December 31, 2008.  Realized gains and losses and declines in value judged to be other-than-temporary will be included in other expense, if and when recorded.  In accordance with ASC 820-10, the fair value of the shares was valued based on quoted market prices in active markets for identical shares at October 4, 2009 and December 31, 2008.

The following table summarizes marketable securities as of October 4, 2009 and December 31, 2008 (in thousands):

				Fair Value
				At Quoted
				Prices
		Gross	Gross	in Active
		Unrealized	Realized	Markets
	Basis	Gain/(Loss)	Gain/(Loss)	(Level 1)
Marketable securities, October 4, 2009	$2,769	$19,872	$—	$22,641
Marketable securities, December 31, 2008	$2,769	$—	$—	$2,769

Subsequent to the quarter end, the Company liquidated its holdings in Dana common stock for approximately $21,024,000 in net cash proceeds.  The Company recognized a gain of approximately $18,255,000 on the sale (See Note 17).

(9)	Inventory

Inventory consisted of the following (in thousands):

	October 4,	December 31,
	2009	2008
	(Unaudited)
Raw materials, including perishable tooling of $277 and $737 in 2009 and 2008, respectively	$4,102	$5,362
Work in process	5,572	8,366
Finished goods	3,518	7,742
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	20,824	27,020
Progress payments related to long-term contracts and programs	—	(781)
Reserve for excess and obsolete inventory	(1,637)	(909)
	$32,379	$46,800

(10)	Debt

Debt consisted of the following (in thousands):

	October 4,	December 31,
	2009	2008
	(Unaudited)
Revolving Credit Agreement	$45,000	$43,000
Senior Notes	30,000	30,000
	$75,000	$73,000
Classified as notes payable	$40,730	$—
Classified as long-term debt	$34,270	$73,000

In March 2009, the Company’s Revolving Credit Agreement and Senior Notes were amended to, among other things, i) waive the defaults as of December 31, 2008, ii) limit total borrowings, iii) revise the maturity date for the Credit Agreement and Senior Notes to January 15, 2010, iv) revise certain financial covenants, v) restrict the payment of dividends, vi) require mandatory prepayment to the extent that marketable securities or other collateral is sold, and vii) increase the interest rate structure.  Maximum borrowings on the Revolving Credit Agreement were $50,000,000, and standby letters of credit up to a maximum of $15,000,000 may be issued under the Revolving Credit Agreement of which $2,274,000 were issued at October 4, 2009.

As a result of the aforementioned modifications, the Company deferred $652,000 of loan costs, which are being amortized from other assets in the consolidated balance sheets.

On October 26, 2009, the Company amended its Revolving Credit Agreement and Senior Notes agreements.  The Loan Amendment extends the maturity date of the Revolving Credit Agreement from January 15, 2010 through January 15, 2012, while the Note Amendments implement the same maturity date for the Senior Notes.  The Company used certain net proceeds from the sale of the Test & Measurement business and of the Company’s holdings of Dana Holding Corporation common stock to reduce the lending commitments under the Revolving Credit Agreement from $50,000,000 to approximately $20,965,000 and under the Senior Notes from $30,000,000 to approximately $13,305,000.  The Amendments substituted new financial covenants regarding: quarterly minimum net worth and liquidity levels, cumulative quarterly “EBITDAR” levels (earnings before interest, taxes, depreciation, amortization and restructuring costs), cumulative quarterly fixed charge ratios and cumulative quarterly debt to EBITDAR ratios, among others.  The Amendments also commit the Company to obtain the consent of the Banks and the Noteholders before making any dividend payments and impose certain fees and interest rate increases.  To the extent that marketable securities or other collateral is sold outside of the ordinary course of business, the Amendments also provide for certain prepayments to the Banks and the Noteholders.  In accordance with ASC 470-10-45 (formerly known as SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced), the Company has classified previously scheduled current maturities, in the amount of $34,270,000, as long-term debt in its consolidated balance sheet as of October 4, 2009.

(11)	Segment Data

The Company is organized into two business groups, the Industrial Group and the Electronics Group.  There was no intersegment net revenue recognized in any of the periods presented.  The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$37,164	$57,969	$111,603	$196,884
Electronics Group	25,552	28,123	88,200	78,558
	$62,716	$86,092	$199,803	$275,442
Gross profit:
Industrial Group	$104	$306	$(4,228)	$12,468
Electronics Group	5,118	3,234	14,447	8,487
	$5,222	$3,540	$10,219	$20,955
Operating (loss) income:
Industrial Group	$(2,627)	$(2,487)	$(14,688)	$4,125
Electronics Group	1,093	(1,599)	1,832	(4,344)
General, corporate and other	(2,325)	(1,931)	(6,318)	(6,610)
	$(3,859)	$(6,017)	$(19,174)	$(6,829)

	October 4,	December 31,
	2009	2008
	(Unaudited)
Total assets:
Industrial Group	$145,861	$146,964
Electronics Group	53,642	65,077
General, corporate and other	7,997	11,572
Discontinued operations	27,227	29,592
	$234,727	$253,205

(12)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of October 4, 2009 and December 31, 2008 was $407,000 and $438,000, respectively.  The Company’s warranty expense for the nine months ended October 4, 2009 and September 28, 2008 was $136,000 and $433,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products.  The revenue from the extended warranties is deferred and recognized ratably over the contractual term.  As of October 4, 2009 and December 31, 2008, the Company had deferred $1,183,000 and $476,000, respectively, related to extended warranties, which is included in other liabilities in the accompanying balance sheets.

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

As of October 4, 2009, the Company had outstanding purchase commitments of approximately $14,621,000, primarily for the acquisition of inventory and manufacturing equipment.  As of October 4, 2009, the Company also had outstanding letters of credit of $2,274,000 primarily under a captive insurance program.

(13)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes.  The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company.  The Company provides for income taxes for its domestic operations at a statutory rate of 35% and for its foreign operations at a statutory rate of 28%.  The Company’s foreign operations are also subject to minimum income taxes in periods where positive cash flows exceed taxable income.  In the third quarter of 2009, minimum income taxes were required for the Company’s foreign operations.  Reconciling items between the federal statutory rate and the effective tax rate also include state income taxes, valuation allowances, intraperiod tax allocations and certain other permanent differences.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as Other Comprehensive Income (OCI).  However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.  In such instances, income from other categories, such as OCI, must be considered in allocating the aggregate tax provision for the period among the various categories.  The intraperiod tax allocation rules in ASC 740-20 (formerly known as SFAS No. 109, Accounting for Income Taxes) related to items charged directly to OCI can result in deferred tax assets or liabilities that remain in OCI until certain events occur.  Income tax benefit related to continuing operations for the three and nine months ended October 4, 2009 includes a benefit of $3,500,000 due to the required intraperiod tax allocation.  Conversely, OCI for the three and nine months ended October, 4, 2009 includes a charge of $3,500,000 related to the unrealized gain on marketable securities (see Note 8 and Note 15).

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with ASC 740, Income Taxes (formerly known as SFAS No. 109, Accounting for Income Taxes).  These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled.  ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary.  During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed.  Based on the Company’s current forecast, a valuation allowance of $2,401,000 and $9,387,000 was recorded through earnings for the three and nine months ended October 4, 2009, respectively; however, there can be no assurances that the Company’s forecasts are now, or in the future will be, accurate or that other factors impacting this deferred tax asset will not materially and adversely affect its business, results of operations and financial condition.  For the nine months ended September 28, 2008, the Company recorded a valuation allowance of $4,067,000 through earnings.

(14)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Service cost	$8	$4	$44	$54
Interest cost on projected benefit obligation	584	549	1,774	1,709
Net amortizations, deferrals and other costs	246	1	750	55
Expected return on plan assets	(583)	(800)	(1,757)	(2,426)
	$255	$(246)	$811	$(608)

(15)	Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains (losses) on available-for-sale securities, employee benefit related adjustments and foreign currency translation adjustments.

The components of comprehensive income (loss), net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net loss	$(1,769)	$(7,756)	$(19,892)	$(8,306)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $3,500 for the three and nine months ended October 4, 2009 and $276 and $4,178 for the three and nine months ended September 28, 2008, respectively	13,902	(1,799)	16,372	(38,673)
Foreign currency translation adjustments	(972)	(1,885)	(208)	485
Total comprehensive income (loss)	$11,161	$(11,440)	$(3,728)	$(46,494)

Accumulated other comprehensive loss consisted of the following (in thousands):

	October 4,	December 31,
	2009	2008
	(Unaudited)
Foreign currency translation adjustments	$(6,145)	$(5,937)
Unrealized gain on available-for-sale securities, net of tax	16,372	—
Employee benefit related adjustments, net of tax	(13,807)	(13,807)
Accumulated other comprehensive loss	$(3,580)	$(19,744)

(16)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments.  The carrying amount of debt outstanding at October 4, 2009 approximates fair value because borrowings are for terms of less than one year and have rates that reflect currently available terms and conditions for similar debt.

(17)	Subsequent Events

On October 26, 2009, the Company sold all of the issued and outstanding stock of its wholly owned subsidiary, Sypris Test & Measurement, for approximately $39,000,000, of which $3,000,000 was deposited in an 18 month escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company.  The Test & Measurement business provides technical services for the calibration, certification and repair of test & measurement equipment in and outside the U.S., and prior to the sale was part of the Company’s Electronics Group.  The Company used proceeds of $34,000,000 from the sale to reduce the amounts outstanding under its Revolving Credit Agreement and Senior Notes.  The Company anticipates recording a gain on this transaction in the fourth quarter.

Subsequent to the quarter end, the Company liquidated its holdings of Dana common stock for approximately $21,024,000 in net cash proceeds, which was used to pay down the Company’s outstanding debt.  The Company recognized a pre-tax gain of approximately $18,255,000 on the sale.

On October 26, 2009, the Company amended its Revolving Credit Agreement and Senior Notes agreements.  The Loan Amendment extends the maturity date of the Revolving Credit Agreement from January 15, 2010 through January 15, 2012, while the Note Amendments implement the same maturity date for the Senior Notes.  The Company used certain net proceeds from the sale of the Test & Measurement business and of the Company’s holdings of Dana Holding Corporation common stock to reduce the lending commitments under the Revolving Credit Agreement from $50,000,000 to approximately $20,965,000 and under the Senior Notes from $30,000,000 to approximately $13,305,000.  The Amendments substituted new financial covenants regarding: quarterly minimum net worth and liquidity levels, cumulative quarterly “EBITDAR” levels (earnings before interest, taxes, depreciation, amortization and restructuring costs), cumulative quarterly fixed charge ratios and cumulative quarterly debt to EBITDAR ratios, among others.  The Amendments also commit the Company to obtain the consent of the Banks and the Noteholders before making any dividend payments and impose certain fees and interest rate increases.  To the extent that marketable securities or other collateral is sold outside of the ordinary course of business, the Amendments also provide for certain prepayments to the Banks and the Noteholders.  The Company expects to be able to comply with the amended covenants.  However, no assurances can be given that changing business, regulatory or economic conditions might not cause the Company to violate one or more covenants which could result in default or acceleration of any debt under the Agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The tables presented below, which compare our results of operations for the three and nine month periods from 2009 to 2008, present the results for each period, the change in those results from 2009 to 2008 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended October 4, 2009 Compared to Three Months Ended September 28, 2008

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended		Change	Change	Months Ended
	Oct. 4,	Sept. 28,	Favorable	Favorable	Oct. 4,	Sept. 28,
	2009	2008	(Unfavorable)	(Unfavorable)	2009	2008
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$37,164	$57,969	$(20,805)	(35.9)%	59.3%	67.3%
Electronics Group	25,552	28,123	(2,571)	(9.1)	40.7	32.7
Total	62,716	86,092	(23,376)	(27.2)	100.0	100.0

Cost of sales:
Industrial Group	37,060	57,663	20,603	35.7	99.7	99.5
Electronics Group	20,434	24,889	4,455	17.9	80.0	88.5
Total	57,494	82,552	25,058	30.4	91.7	95.9

Gross profit:
Industrial Group	104	306	(202)	(66.0)	0.3	0.5
Electronics Group	5,118	3,234	1,884	58.3	20.0	11.5
Total	5,222	3,540	1,682	47.5	8.3	4.1

Selling, general and administrative	6,861	8,118	1,257	15.5	10.9	9.4
Research and development	664	742	78	10.5	1.1	0.9
Amortization of intangible assets	28	42	14	33.3	—	—
Nonrecurring expense, net	1,528	655	(873)	(133.3)	2.4	0.8

Operating loss	(3,859)	(6,017)	2,158	35.9	(6.1)	(7.0)

Interest expense, net	1,828	578	(1,250)	(216.3)	2.9	0.7
Other (income) expense, net	(7)	1,047	1,054	100.7	—	1.2

Loss from continuing operations before tax	(5,680)	(7,642)	1,962	25.7	(9.0)	(8.9)
Income tax (benefit) expense	(3,776)	168	3,944	NM	(6.0)	0.2

Loss from continuing operations	(1,904)	(7,810)	5,906	75.6	(3.0)	(9.1)

Income from discontinued operations, net of tax	135	54	81	150.0	0.2	0.1

Net loss	$(1,769)	$(7,756)	$5,987	77.2	(2.8)%	(9.0)%

Nine Months Ended October 4, 2009 Compared to Nine Months Ended September 28, 2008

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Nine
	Nine Months Ended		Change	Change	Months Ended
	Oct. 4,	Sept. 28,	Favorable	Favorable	Oct.4,	Sept. 28,
	2009	2008	(Unfavorable)	(Unfavorable)	2009	2008
	(in thousands, except percentage data)

Net revenue:
Industrial Group	$111,603	$196,884	$(85,281)	(43.3)%	55.9%	71.5%
Electronics Group	88,200	78,558	9,642	12.3	44.1	28.5
Total	199,803	275,442	(75,639)	(27.5)	100.0	100.0

Cost of sales:
Industrial Group	115,831	184,416	68,585	37.2	103.8	93.7
Electronics Group	73,753	70,071	(3,682)	(5.3)	83.6	89.2
Total	189,584	254,487	64,903	25.5	94.9	92.4

Gross profit:
Industrial Group	(4,228)	12,468	(16,696)	(133.9)	(3.8)	6.3
Electronics Group	14,447	8,487	5,960	70.2	16.4	10.8
Total	10,219	20,955	(10,736)	(51.2)	5.1	7.6

Selling, general and administrative	21,601	24,532	2,931	11.9	10.8	8.9
Research and development	2,467	2,472	5	0.2	1.3	0.9
Amortization of intangible assets	84	125	41	32.8	—	—
Nonrecurring expense, net	5,241	655	(4,586)	(700.2)	2.6	0.3

Operating loss	(19,174)	(6,829)	(12,345)	(180.8)	(9.6)	(2.5)

Interest expense, net	3,989	1,437	(2,552)	(177.6)	2.0	0.6
Other (income) expense, net	(84)	125	209	167.2	—	—

Loss from continuing operations before taxes	(23,079)	(8,391)	(14,688)	(175.0)	(11.6)	(3.1)
Income tax (benefit) expense	(3,009)	107	3,116	NM	(1.5)	—

Loss from continuing operations	(20,070)	(8,498)	(11,572)	(136.2)	(10.1)	(3.1)

Income from discontinued operations, net of tax	178	192	(14)	(7.3)	0.1	0.1

Net loss	$(19,892)	$(8,306)	$(11,586)	(139.5)	(10.0)%	(3.0)%

Backlog. At October 4, 2009, backlog for our Electronics Group decreased $20.6 million to $81.4 million from $102.0 million at September 28, 2008, on a 21% decrease in net orders to $64.7 million in the first nine months of 2009 compared to $81.4 million in net orders in the first nine months of 2008.  We expect to convert approximately 83% of the backlog at October 4, 2009 to revenue during the next twelve months.

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales.  Net revenue in the Industrial Group decreased $20.8 million and $85.3 million from the prior year third quarter and nine month periods, respectively.  Depressed market conditions for medium and heavy duty commercial trucks and light trucks have contributed to volume related reductions in net revenue of approximately $16.8 million and $57.6 million for the third quarter and nine month periods, respectively.  Volume declines for trailer axles also resulted in a $3.6 million and $16.4 million net revenue reduction from the prior year third quarter and nine month periods, respectively.  Revenue also declined $2.6 million and $15.3 million for the third quarter and nine month periods, respectively, due to the discontinued sale of axle shafts to a light truck customer.  Further, amortization of contractual settlements and pricing changes resulted in a $0.1 million revenue increase and a $4.4 million decrease for the three and nine month periods, respectively.  Partially offsetting the volume change is an increase in steel prices, which is contractually passed through to customers under certain contracts, resulting in an increase in net revenue of $2.2 million and $8.4 million for the third quarter and nine month periods, respectively.

The Electronics Group derives its revenue from product sales and technical outsourced services.  Net revenue in the Electronics Group decreased $2.6 million for the third quarter primarily as a result of a reduction in sales of certain data recording products and a reduction in encryption products.  Net revenue in the Electronics Group increased $9.6 million from the prior year nine month period, primarily as a result of shipments of new electronic circuit card assemblies for the Bradley Combat System.

Gross Profit. The Industrial Group’s gross profit of $0.1 million and loss of $4.2 million in the third quarter and nine month periods of 2009, respectively, decreased from profit of $0.3 million and $12.5 million in the third quarter and nine month periods of 2008, respectively.  The significant decrease in sales volume and related loss of fixed overhead absorption resulted in a reduction in gross profit of approximately $4.3 million and $16.0 million for the third quarter and nine month periods, respectively.  The Industrial Group also realized a decline in gross profit of $0.1 million and $7.1 million for the third quarter and nine month periods, respectively, as a result of lower revenue from contractual settlements and pricing as compared to the prior year periods.  The decreases in gross profit were partially offset by productivity improvements attributable to restructuring activities of approximately $3.2 million and $6.8 million for the third quarter and nine month periods, respectively and favorable exchange rates experienced during the third quarter and nine month periods.

The Electronics Group’s gross profit increased $1.9 million and $6.0 million for the third quarter and nine month periods of 2009, respectively, primarily due to the redesign of a secured communication product and changes in product mix. Gross profit as a percentage of revenue also increased to 20.0% and 16.4% for the third quarter and nine month periods of 2009, respectively, from 11.5% and 10.8% for the third quarter and nine month periods of 2008 respectively.

Selling, General and Administrative. Selling, general and administrative expense decreased $1.3 million and $2.9 million for the third quarter and nine month periods of 2009, respectively, primarily due to reductions in compensation and employee benefit costs.

Research and Development. Research and development costs decreased $0.1 million in the third quarter of 2009 and remained flat for the nine months ended October 4, 2009.

Nonrecurring Expense, Net. In December 2008, we announced a restructuring program, which included the closure of the Industrial Group’s Kenton and Marion, Ohio facilities and the consolidation of Sypris Electronics and Sypris Data Systems into a single operation within the Electronics Group.  Additionally, we have exited several programs within the Electronics Group.  The purpose of the restructuring program is to reduce fixed costs, accelerate integration efficiencies, and significantly improve operating earnings on a sustained basis.  The restructuring activities are expected to result in $25.0 million in annual savings.  The activities generating the expected savings are from the following: i) annual savings of $12.5 million from facility closings, ii) annual savings of $7.5 million from operational efficiencies expected to begin during the third quarter of 2009, iii) annual savings of $3.0 million from product costing changes implemented during the first quarter of 2009, and iv) annual savings of $2.0 million from various quality improvement initiatives expected to be implemented by the fourth quarter of 2009.  As a result of these initiatives, we recorded, or expect to record in future periods, aggregate pre-tax expenses of approximately $51.6 million, consisting of the following: $3.9 million in severance and benefit costs, $13.3 million in non-cash asset impairments, $16.1 million in non-cash deferred contract costs write-offs, $7.9 million in inventory related charges, $1.8 million in equipment relocation costs, $1.5 million in asset retirement obligations, $3.2 million in contract termination costs and $3.9 million in other restructuring charges.  Of the aggregate $51.6 million in pre-tax costs, we expect $14.0 million will be cash expenditures, the majority of which has been spent at October 4, 2009.  The cash outflows related to these programs are expected to be funded from continuing operations and the existing revolving credit agreement and are not expected to have a material adverse impact on our liquidity. Of the total program, we recorded $1.5 million, or $0.08 per share, and $5.2 million or $0.28 per share related to these initiatives during the third quarter and nine months ended October 4, 2009, respectively, which is included in nonrecurring expense on the consolidated statement of operations.  The charge for the nine months ended October 4, 2009 consisted of $1.0 million for employee severance and benefit costs, $1.3 million in equipment relocation costs, $1.2 million in non-cash asset impairments, and $1.7 million in other various charges.  The additional non-cash asset impairments incurred during the first nine months of 2009 were for assets originally expected to be redeployed to other locations but later determined to not be economically feasible to move.  Additionally, we revised our estimate for equipment relocation costs to $1.8 million from the original estimate of $4.2 million, as we determined it would not be economically feasible to relocate certain equipment.  We expect to incur approximately $0.1 million in additional employee severance and benefit costs, approximately $0.2 million in additional equipment relocation costs, and approximately $1.0 million in other exit costs.  See Note 6 to the consolidated financial statements included in this Form 10-Q.

Interest Expense. Interest expense for the third quarter and nine months ended October 4, 2009 increased primarily due to an increase in the weighted average debt outstanding and an increase in interest rates resulting from the March 2009 modification of our Credit Agreement and Senior Notes.  Our weighted average debt outstanding increased to $75.1 million and $74.7 million for the third quarter and nine month periods of 2009, respectively, from $57.0 million and $55.4 million during the third quarter and nine month periods of 2008.  The weighted average interest rate was 7.9% and 7.3% for the third quarter and nine month periods of 2009, respectively, compared to 6.4% and 6.7% for the third quarter and nine month periods of 2008.

Income Taxes. The provision for income taxes in the third quarter and nine month periods of 2009 includes a benefit of $3.5 million due to the required intraperiod tax allocation resulting from the loss from continuing operations and income recorded in other comprehensive income.  The remaining provision recorded is associated with our foreign subsidiaries and includes minimum taxes required to be paid in Mexico.

Discontinued Operations. As of October 4, 2009, the Company concluded that it was probable within a 12 month time period that it would sell the operations associated with the Test & Measurement segment.  In accordance with requirements of ASC 205-20-45 (formerly known as SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets), we classified this business as a discontinued operation in the third quarter of 2009.  This business was previously included within the Electronics Group.  Test & Measurement income was $0.1 million for the third quarter of 2009 and 2008.  For the nine months ended October 4, 2009 and September 28, 2008, Test & Measurement income was $0.2 million.  This operation was sold in late October 2009.

Liquidity, Capital Resources and Financial Condition

On October 26, 2009, the Company amended its Revolving Credit Agreement and Senior Notes agreements.  The Loan Amendment extends the maturity date of the Revolving Credit Agreement from January 15, 2010 through January 15, 2012, while the Note Amendments implement the same maturity date for the Senior Notes.  The Company used certain net proceeds generated during the fourth quarter 2009 from the sale of the Test & Measurement business and of the Company’s holdings of Dana Holding Corporation common stock to reduce the lending commitments under the Revolving Credit Agreement from $50.0 million to approximately $21.0 million and under the Senior Notes from $30.0 million to approximately $13.3 million.  The Amendments substituted new financial covenants regarding: quarterly minimum net worth and liquidity levels, cumulative quarterly “EBITDAR” levels (earnings before interest, taxes, depreciation, amortization and restructuring costs), cumulative quarterly fixed charge ratios and cumulative quarterly debt to EBITDAR ratios, among others.  The Amendments also commit the Company to obtain the consent of the Banks and the Noteholders before making any dividend payments and impose certain fees and interest rate increases.  To the extent that marketable securities or other collateral is sold outside of the ordinary course of business, the Amendments also provide for certain prepayments to the Banks and the Noteholders.  The Company expects to be able to comply with the amended covenants.  However, no assurances can be given that changing business, regulatory or economic conditions might not cause the Company to violate one or more covenants which could result in default or acceleration of any debt under the Agreements.  As a result of the reduction in debt, interest expense is expected to be reduced by an estimated $4.0 million to $5.0 million on an annual basis.

Net cash used in operating activities of continuing operations was $2.3 million in the first nine months of 2009 as compared to net cash provided of $7.6 million for the first nine months of 2008.  Accounts receivable decreased in 2009 and provided $4.4 million as a result of a continued emphasis on collections with significant customers.  Inventory decreased in 2009 and provided $12.9 million, primarily due to bringing inventory levels down to meet current demand within the Industrial Group and a focus on improving inventory turns within the Electronics Group.  Other current assets decreased in 2009 and provided $2.8 million, primarily as a result of a $2.9 million tax refund for our Mexico operations.  Accounts payable decreased in 2009 and used $8.9 million primarily due to the timing of payments to our suppliers and reduced purchases by our Industrial Group.  Accrued and other liabilities decreased in 2009 and used $2.1 million, primarily due to payments for the various restructuring accruals including the payment of $0.9 million to terminate a lease for Sypris Data Systems and payments of $2.1 million in severance related to the shutdown of the Kenton and Marion, Ohio facilities.

Net cash used in investing activities of continuing operations decreased $3.1 million to $3.4 million for the first nine months of 2009, primarily due to lower capital expenditures.

Net cash provided by financing activities was $1.0 million in the first nine months of 2009, as compared to net cash used of $1.7 million in the first nine months of 2008.  We borrowed an additional $2.0 million on the Revolving Credit Agreement during the first nine months of 2009.  Additionally, we paid $0.7 million in financing fees in conjunction with the modification of our debt in March 2009.  During 2009, we suspended our dividend payment, which resulted in lower dividend payments of $1.3 million as compared to the prior year period.

We had total borrowings under our Revolving Credit Agreement of $45.0 million at October 4, 2009 and an unrestricted cash balance of $10.8 million.  Approximately $4.0 million of the unrestricted cash balance relates to our Mexican subsidiaries.  In March 2009, our Revolving Credit Agreement and Senior Notes were amended to, among other things, i) waive the defaults as of December 31, 2008, ii) limit total borrowings, iii) revise the maturity date for the Credit Agreement and Senior Notes to January 15, 2010, iv) revise certain financial covenants, v) restrict the payment of dividends, vi) require mandatory prepayment to the extent that marketable securities or other collateral is sold outside of the ordinary course of business, and vii) increase our interest rate structure.  As of October 4, 2009, we were in compliance with all covenants.  Maximum borrowings under the Revolving Credit Agreement were $50.0 million, and standby letters of credit up to a maximum of $15.0 million may be issued under the Revolving Credit Agreement, of which $2.3 million were issued at October 4, 2009.

We also had purchase commitments totaling approximately $14.6 million at October 4, 2009, primarily for inventory and manufacturing equipment.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no significant changes in our critical accounting policies during the nine month period ended October 4, 2009.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements.  Many of these factors are identified in connection with the more specific descriptions contained throughout this report.  Other factors which could also materially affect such future results currently include: the effects of a continuing economic downturn which could reduce our revenues, negatively impact our customers or suppliers and materially, adversely affect our financial results; potential impairments, non-recoverability or write-offs of goodwill, assets or deferred costs, including deferred tax assets in the U.S. or Mexico; fees, costs or other dilutive effects of refinancing; compliance with covenants in, or acceleration of, our loan and other debt agreements; unexpected or increased costs, time delays and inefficiencies of restructuring our manufacturing capacity; breakdowns, relocations or major repairs of machinery and equipment; our inability to successfully launch new or next generation programs; the cost, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; failure to adequately insure or to identify environmental or other insurable risks; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; changes in government or other customer programs; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; revised contract prices or estimates of major contract costs; dependence on, recruitment or retention of key employees; union negotiations; pension valuation, health care or other benefit costs; labor relations; strikes; risks of foreign operations; currency exchange rates; the costs and supply of debt, equity capital, or insurance (including the possibility that our common stock could cease to qualify for listing on the NASDAQ Stock Market due to a sustained decline in prices per share, or other regulatory compliance including, shareholder approval requirements, or that any reverse stock split or other restructuring of our debt or equity financing could be accompanied by the deregistration of our common stock or other “going private” transactions); changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; weaknesses in internal controls; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions; disputes or litigation, involving customer, supplier, lessor, landlord, creditor, stockholder, product liability or environmental claims; war, terrorism or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: November 17, 2009	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date: November 17, 2009	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)