Form 10-Q/A
period 2009-04-05
SYPRIS SOLUTIONS INC
filed 2009-11-20
CIK 864240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Sypris Solutions, Inc. (the “Company”) for the quarterly period ended April 5, 2009 as filed with the Securities and Exchange Commission on May 20, 2009 (“Original Filing”) is to furnish revised Exhibits 10.1 and 10.2 (in full text, rather than as redacted, pursuant to a confidential treatment request) to the Original Filing.  Exhibits 10.1 and 10.2 furnished with the Original Filing consisted of a redacted form of the 2009A Amendment to Loan Documents and a redacted form of the Fourth Amendment to the Note Purchase Agreement for Sypris Solutions, Inc. (the “Agreements”).  In light of the Company’s more recently announced amendments to each of those Agreements, the Company is withdrawing its outstanding request for confidential treatment with respect to the redacted portions of those Agreements.

This Amendment No. 1 does not amend or update any other information set forth in the Original Filing. This Amendment No. 1 does not reflect events occurring after the date of filing of the Original Filing or modify or update any disclosures in that filing, whether or not affected by subsequent events.  With the exception of the matters described above, the Original Filing is unchanged and reflects the disclosures made as of its filing.

Part II.    Other Information

Item 6.                      Exhibits

Exhibit
Number	Description

10.1
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

31(i).1*	Section 302 certification of CEO.

31(i).2*	Section 302 certification of CFO.

31(i).3	Section 302 certification of CEO.

31(i).4	Section 302 certification of CFO.

32*	Section 906 certifications of CEO and CFO.

32.1	Section 906 certifications of CEO and CFO.

*  Previously filed or furnished, as applicable, as exhibit to Quarterly Report on Form 10-Q for the quarter ended April 5, 2009, as filed with the Securities and Exchange Commission on May 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	November 20, 2009	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date:	November 20, 2009	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)