Form 10-K
period 2009-12-31
SYPRIS SOLUTIONS INC
filed 2010-03-23
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2009.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to             .

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Bullitt Lane, Suite 450 Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of each exchange on which registered)
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 5, 2009) was $12,278,668.

There were 19,693,262 shares of the registrant’s common stock outstanding as of March 17, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held May 11, 2010 are incorporated by reference into Part III to the extent described therein.

In this Form 10-K, “Sypris,” “SYPR,” “the Company,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Form 10-K are the property of their respective owners.

PART I

Item 1.	Business

General

We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies principally in the markets for industrial manufacturing and aerospace & defense electronics.

We focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management. These contracts, many of which are sole-source by part number and are for terms of up to five years, enable us to invest in leading-edge processes or technologies to help our customers remain competitive. The productivity, flexibility and economies of scale that can result offer an important opportunity for differentiating ourselves from the competition when it comes to cost, quality, reliability and customer service.

Industrial Manufacturing.     We are a significant supplier of forged and machined components, serving the commercial vehicle, off highway vehicle, light truck and energy markets in North America. We produce drive train components including axle shafts, gear sets, differential cases, steer axle forgings, and other components under multi-year, sole-source contracts with ArvinMeritor, Inc. (ArvinMeritor) and Dana Holding Corporation (DHC), the two primary providers of drive train assemblies for use by the leading truck manufacturers, including Ford Motor Company (Ford), Freightliner LLC (Freightliner), Mack Trucks, Inc. (Mack), Navistar International Corporation (Navistar), PACCAR, Inc. (PACCAR) and Volvo Truck Corporation (Volvo). We also supply ArvinMeritor with trailer axle beams for use by the leading trailer manufacturers, including Great Dane Limited Partnership (Great Dane), Hyundai Motor Company (Hyundai), Stoughton Trailers, LLC (Stoughton), Utility Trailer Manufacturing Company (Utility) and Wabash National Corporation (Wabash). We continue to support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies. During 2008 and 2009, the commercial vehicle industry experienced a severe recession highlighted by an unprecedented plunge in industry volumes. The industry was significantly affected by deteriorating global economic conditions, unstable credit markets and declining consumer confidence. Our industrial manufacturing business accounted for approximately 57% of net revenue in 2009. Our diversification strategy resulted in the recent addition of new long-term agreements with Eaton Corporation and American Axle, under which we will supply forgings. Additionally, we have developed, in conjunction with a leading alternative energy company, a unique and innovative forging that could lead Sypris into the growing alternative energy industry.

Aerospace & Defense Electronics.     The Electronics Group is organized around two primary business lines: Information Security Solutions (ISS) and Electronic Manufacturing Services (EMS).

•

Information Security Solutions (ISS). Our ISS business provides solutions in cyber security, secure communications, global electronic key management, Sypris Data Systems branded products, and product design and development to the United States Government, both defense and civilian agencies, international government agencies, as well as defense and aerospace prime organizations. This group has several long-term contracts with the Department of Defense to design and build information assurance products, including link encryptors, data recording products and electronic key fill devices.

•

Electronic Manufacturing Services (EMS). Our EMS business is focused on circuit card and full box build manufacturing, dedicated space and high reliability manufacturing, integrated design and engineering services, systems assembly and integration, design for manufacturability, and design to specification work. A sampling of our customers include Honeywell International, Inc. (Honeywell), Lockheed Martin Corporation (Lockheed), Northrop Grumman Corporation (Northrop Grumman) and Raytheon Company (Raytheon).

The U.S. defense budget for fiscal 2010 contains provisions to increase spending for space, smart weapons, surveillance, intelligence and secure communications, areas for which we have long provided essential services and products. However, funds have been diverted to finance the armed forces and related equipment and expendable supplies for the war in Iraq and Afghanistan, and we expect this to continue throughout 2010. Additionally, significant government funds are being mobilized within the U.S. Government for cyber activities related to network defense, secure computing, cloud computing, and certification and accreditation training, all of which are expected to create significant opportunities for our ISS business. Our aerospace & defense electronics business accounted for approximately 43% of net revenue in 2009.

Dana Reorganization.    On March 3, 2006, the Company’s largest customer, Dana Corporation (“Dana”), and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. On August 7, 2007, the Company entered into a comprehensive settlement agreement with Dana (the “Settlement Agreement”) to resolve all outstanding disputes between the parties, terminate previously approved arbitration payments and replace three existing supply agreements with a single, revised contract running through 2014. In addition, Dana provided the Company with an allowed general unsecured non-priority claim in the face amount of $89.9 million (the “Claim”).

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

The Claim provided to Sypris was agreed to by Sypris and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. The Settlement Agreement did not specifically set forth values attributable to each of the above defined elements, nor did Sypris and Dana enter into any formal agreement as to the allocation of the Claim. Therefore, after the aggregate Claim value of $89.9 million was established, Sypris allocated the aggregate Claim value to each commercial issue included under the five defined elements based upon the estimated net present values determined by Sypris’ internal valuation methodology.

Sypris recorded the Claim at the estimated fair value on August 7, 2007 in accordance with ASC 845-10 (formerly APB 29, Accounting for Nonmonetary Transactions). Since Dana was still in bankruptcy at that date, the estimated fair value for the Claim was calculated by estimating the aggregate residual value of Dana (the “Dana Residual Value”) available to all unsecured claim holders in the bankrupt Dana estate in relation to the aggregate amount of eligible unsecured claims (the “Eligible Claims”), which included Sypris’ Claim for $89.9 million. The Dana Residual Value was calculated by applying a peer-group based market multiple to Dana’s expected earnings before interest, taxes, depreciation, amortization and restructuring charges (EBITDAR), as adjusted for certain specific values associated with Dana’s Chapter 11 restructuring plan to arrive at a gross enterprise value. Dana’s anticipated net debt, convertible preferred shares and minority interests were deducted from gross enterprise value to arrive at the Dana Residual Value. Sypris initially estimated the Dana Residual Value at $2.6 billion and the

Eligible Claims at $3.0 billion. The ratio of Dana Residual Value to Total Claims of 85% ($2.6 billion divided by $3.0 billion) represented the expected recovery rate for the Eligible Claims. Sypris applied the estimated 85% recovery rate to its Claim of $89.9 million, resulting in an estimated fair value of $76.5 million for the Claim.

Sypris allocated the estimated fair value of $76.5 million to the commercial issues under each of the five elements related to the Claim. Sypris established the criteria for revenue recognition of each element of the Claim in accordance with ASC 605-10-99 (formerly Staff Accounting Bulletin 104, Revenue Recognition). In accordance with ASC 605-10-99, each of those items which required the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement.

Upon Dana’s emergence from bankruptcy on January 31, 2008, the Claim entitled the Company to receive an initial distribution of 3,090,408 shares of common stock in Dana Holding Corporation (“DHC”), the right to participate in additional distributions of reserved shares of common stock of DHC if certain disputed matters are ultimately resolved for less than Dana’s reserves for those matters (estimated by the Company to represent an additional 739,000 shares) and the right to receive a distribution of cash of $6.9 million.

On February 1, 2008, the newly issued shares of DHC began trading on the New York Stock Exchange. On February 11, 2008, the Company received its initial distribution of common stock (3,090,408 shares), and on March 18, 2008 the Company received its cash distribution totaling $6.9 million. On April 21, 2008, July 30, 2008 and October 10, 2008, the Company received 114,536, 152,506 and 384,931 of DHC common shares, respectively.

The aforementioned cash distribution of $6.9 million was recorded as a reduction in the Company’s $76.5 million recorded fair value basis in the Claim. The remaining balance of the $69.6 million was equivalent to approximately $18.17 per share of DHC common stock, based on the number of DHC shares that the Company expected to receive in consideration for the Claim. This amount represented the Company’s cost basis in the initial distribution of DHC common stock and the stock to be received as consideration for the Claim. For the first quarter of 2008, the $69.6 million was allocated on a pro rata basis as follows: $56.2 million was attributed to an initial distribution of 3,090,408 shares received by the Company on February 11, 2008, and the remaining $13.4 million was attributed to the expected subsequent distribution of approximately 739,000 shares. For the second quarter of 2008, the remaining $13.4 million in recorded fair value was further allocated on a pro rata basis as follows: $2.1 million was attributed to 114,536 additional shares actually received on April 21, 2008 and the remaining $11.3 million was attributed to the expected subsequent distribution of approximately 624,000 shares. For the third quarter of 2008, the remaining $11.3 million in recorded fair value was further allocated on a pro rata basis as follows: $2.8 million was attributed to 152,506 additional shares actually received on July 30, 2008 and the remaining $8.6 million was attributed to the expected subsequent distribution of approximately 472,000 shares. All of these allocations were based on $18.17 per share, the Company’s estimated cost basis in the shares based on the fair value of the Claim when received and affirmed by the court. There was no change in the number of shares expected to be received in the aggregate during this period. As of December 31, 2009, the Company has received approximately 98% of the total common shares it expects to receive.

At the end of each of the first three quarters of 2008, the Company analyzed whether declines in the quoted market prices of DHC common stock were temporary or “other-than-temporary,” in accordance with the factors outlined in ASC 820-10 (formerly SFAS No. 157) and ASC 320-10-99 (formerly SAB Topic 5M). As of March 30, 2008 and June 29, 2008 (the end of our first and second quarters), the economy had been sluggish as a result of a weak housing market and rising fuel costs. However, the commercial vehicle markets were still expected to rebound in late 2008 in anticipation of CAFE emission standards changes effective January 1, 2010, which generally drive substantial replacement fleet sales. In addition to a cyclical weakening in the economy, management believed DHC’s capital structure upon emergence from bankruptcy was temporarily distorting its stock price. At emergence, the majority of DHC’s stockholders were unsecured creditors who were not natural holders of DHC common stock. This was believed to be causing temporary downward pressure on the stock price as those stockholders began liquidating their holdings. Additionally, approximately one-third of DHC stockholders at the end of the first quarter of 2008 were holders of Series A or B Preferred stock and could not trade the stock for the first six months following emergence due to contractual “lock up” restrictions. Furthermore, many equity mutual funds, who would be the likeliest natural holders of DHC stock, are restricted by their investment policies from purchasing stock in businesses that have recently emerged from bankruptcy. This was believed to create a temporary, but very negative, market environment for DHC stock, continuing through the first half of 2008. As these restrictions were lifted, the demand for the stock was expected to increase along with the price.

Economic volatility and highly erratic market pricing behavior continued throughout the third quarter at historically unprecedented levels. On September 18, 2008, the Commission issued Release No. 34-58592, “EMERGENCY ORDER PURSUANT TO SECTION 12(k)(2) OF THE SECURITIES EXCHANGE ACT OF 1934 TAKING TEMPORARY ACTION TO RESPOND TO MARKET DEVELOPMENTS” (the “Emergency Order”). Among other things, the Commission’s Emergency Order made it temporarily illegal to engage in certain short sales of a number of specified companies, stating that: “Given the importance of confidence in our financial markets as a whole, we have become concerned about recent sudden declines in the prices of a wide range of securities. Such price declines can give rise to questions about the underlying financial condition of an issuer, which in turn can create a crisis of confidence, without a fundamental underlying basis.” Three days later, the Emergency Order was amended to allow the stock market exchanges to designate additional companies whose stock could not be “shorted,” and the NYSE promptly added General Motors Corporation to the list. As of September 28, 2008 (the end of our third quarter), the commercial vehicle and automotive sectors of the stock market were in severe turmoil, despite the fact that automotive sales volumes were still expected to rebound somewhat in the fourth quarter of 2008, and crude oil prices, which had peaked early in the third quarter at over $140 per barrel, were trading in the high $60’s per barrel in October.

In this environment, the Company’s management strongly believed that commercial vehicle and automotive stocks had been speculatively oversold and that the government’s intervention, including the passage of the $700 billion Troubled Asset Relief Program, would rapidly free up liquidity for banks in the fourth quarter, resulting in a dramatic improvement in the overall market as stock prices returned to levels that reflected fundamental values. In particular, the automotive sector and its supply chain had received or were targeted to receive substantial financial support from the government, which was expected to have a positive cascading impact on automotive suppliers in the future. Based upon these factors, and the Company’s willingness and financial ability to hold the DHC stock until the expected recovery in valuations, we continued to assess the impairment in DHC stock as a temporary phenomenon, and accordingly, the Company reported the differences between DHC’s stock price on the last day of each quarter and the initial estimated fair value of $18.17 as “other comprehensive loss” for that quarter. As a result, the carrying value of the investment at the end of each fiscal quarter was recorded at the fair market value at each respective date in accordance with ASC 320-10 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities).

During the fourth quarter of 2008, the Company initially continued to believe that the severe turmoil in the financial markets was a temporary phenomenon and that DHC stock in particular had been speculatively oversold in a manner that did not reflect its fundamental value, which was still believed to be supportive of the Company’s recorded value of $18.17 per share. When the Company received an additional distribution of 384,931 shares of DHC stock on October 10, 2008, $7.0 million of the remaining $8.6 million in recorded value was attributed to those shares, while the final $1.6 million in recorded value was attributed to the approximately 87,000 in additional shares (which the Company still expects to receive).

As the fourth quarter progressed, the financial markets continued to decline and DHC announced that it was revising its 2008 earnings before interest, taxes, depreciation and amortization (EBITDA) outlook down approximately 40% from its Plan of Reorganization and projected significantly lower revenues for 2009 than previously disclosed. The market reacted negatively to this news and DHC’s stock price plummeted to $0.74 per share by the end of December. As a result of the severity and duration of the decline in fair value of the DHC stock and the financial condition and near-term prospects of DHC, the Company determined that its investment in DHC common stock was other-than-temporarily impaired as of December 31, 2008. Accordingly, the Company recorded a $66.8 million impairment charge during the fourth quarter. The non-cash impairment was based on DHC’s closing stock price of $0.74 per share on December 31, 2008.

At December 31, 2009, the Company’s right to participate in additional distributions of DHC common stock, presently estimated to be 87,000 additional shares, is carried at $0.1 million in other assets. Had these shares been received at December 31, 2009, the Company would have recorded a $0.9 million unrealized holding gain to other comprehensive loss.

Recent Developments

During the fourth quarter 2009, the Company liquidated its holdings in DHC common stock for approximately $21.0 million in net cash proceeds. The 3,742,381 shares were sold at an average price of $5.62 per share, net of commission costs, while the basis in the stock was recorded at $0.74 per share prior to the sale. The Company recognized a gain of approximately $18.3 million on the sale.

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, Inc., for $39.0 million, of which $3.0 million was deposited in an 18-month escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company. The Test & Measurement business provides technical services for the calibration, certification and repair of test & measurement equipment in and outside the U.S., and prior to the sale was part of our Electronics Group. The Company used proceeds of $34.0 million from the sale to reduce the amounts outstanding under its Revolving Credit Agreement and Senior Notes. The Company recorded a gain of $7.8 million, net of taxes of $5.1 million, on this transaction in the fourth quarter.

On October 26, 2009, the Company amended its Revolving Credit Agreement and Senior Notes agreements. The Loan amendment extended the maturity date of the Revolving Credit Agreement from January 15, 2010 through January 15, 2012, while the Note amendments implement the same maturity date for the Senior Notes. The Company used certain net proceeds from the sale of the Test & Measurement business and of the Company’s holdings of DHC common stock to reduce the lending commitments under the Revolving Credit Agreement from $50.0 million to approximately $21.0 million and under the Senior Notes from $30.0 million to approximately $13.3 million. The amendments substituted new financial covenants regarding: quarterly minimum net worth and liquidity levels, cumulative quarterly “EBITDAR” levels (earnings before interest, taxes, depreciation, amortization and restructuring costs), cumulative quarterly fixed charge ratios and cumulative quarterly debt to EBITDAR ratios, among others. The amendments also committed the Company to obtain the consent of the Banks and the Noteholders before making any dividend payments and imposed certain fees and interest rate increases. To the extent that marketable securities or other collateral are sold outside of the ordinary course of business, the amendments also provide for certain prepayments to the banks and the noteholders.

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

Our Markets

Industrial Manufacturing.    The industrial manufacturing markets includes truck components & assemblies, trailer components and specialty closures. The truck components & assemblies market which consists of the original equipment manufacturers, or OEMs, including Chrysler Group LLC, Ford, Freightliner, General Motors Company, Mack, Navistar, PACCAR and Volvo, and an extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. The trailer market consists of OEMs including Great Dane, Wabash, Utility, Hyundai, Vanguard and Stoughton. Tier I companies represent the primary suppliers to the OEMs and include ArvinMeritor, DHC, Delphi Automotive LLP, Eaton Corporation, and Visteon Corporation (Visteon), among others. Many of the Tier I companies are confronted with excess capacity, high hourly wage rates, costly benefit packages and aging capital equipment. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components & assemblies and the trailer markets, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels. The specialty closures market consists primarily of oil and gas pipelines, which are also facing significant pressures to improve quality, reduce costs and defer capital expenditures.

During 2008 and 2009, the commercial vehicle industry experienced a severe recession highlighted by an unprecedented plunge in industry volumes. Deteriorating global economic conditions, unstable credit markets, rising unemployment and declining consumer confidence have all led to weakened OEMs, many of which were experiencing financial distress prior to 2009. Along with the general economic decline, the industry continues to experience declining U.S. production volumes, reduced U.S. domestic OEM market share, intense global competition, volatile commodity prices and significant pricing pressures.

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

Aerospace & Defense Electronics.    The consolidation of defense contractors over the past decade has added to the increased demand for outsourcing specialists. The consolidated companies, some of which have developed highly leveraged balance sheets as a result of mergers and acquisitions, have been motivated to seek new ways to raise margins, increase profitability and enhance cash flow. Accordingly, outsourcing specialists, including Sypris, have been successful in building new relationships with organizations that previously relied more on internal resources. We believe this trend will continue, and that our extensive experience, capabilities, certifications and qualifications in the development of information assurance products and services across our businesses will serve to differentiate us from many of the more traditional outsource suppliers. We also believe that we are well positioned to take advantage of additional outsourcing activity that may flow from the prime contractors that are awarded contracts related to increased defense appropriations and expenditures as a result of increased focus on national defense, homeland security and cyber security.

The market conditions for our ISS business should be favorable, given the growing cyber security market. Our EMS business, dedicated to the aerospace and defense market, faces various market conditions. The nature of providing outsourced manufacturing services to the aerospace & defense electronics industry differs substantially from the traditional commercial outsourced manufacturing services industry. The cost of failure can be extremely high, the manufacturing requirements are typically complex and products are produced in relatively small quantities. Companies that provide these manufacturing services are required to maintain and adhere to a number of strict and comprehensive certifications, security clearances and traceability standards.

Our Business Strategy

Our objective is to improve our position in each of our core markets by increasing the number of multi-year contracts with customers and investing in highly automated production capacity to remain competitive on a global scale. We intend to serve our customers and achieve this objective by continuing to:

Concentrate on our Core Markets.    We are a significant supplier of forged and machined components, serving the commercial vehicle, off highway vehicle, light truck and energy markets in North America. We have been an established supplier of manufacturing and technical services to major aerospace & defense companies and agencies of the U.S. Government for over 40 years. We will continue to focus on those markets where we have the expertise, qualifications and opportunity for market share to sustain a competitive advantage.

Dedicate our Resources to Support Strategic Partnerships.    We will continue to dedicate our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management and have the potential for long-term growth. We prefer contracts that are sole-source by part number so we can work closely with the customer to the mutual benefit of both parties. ArvinMeritor and DHC have awarded us with sole-source supply agreements for certain parts that run through 2013 and 2014, respectively. Historically, we entered into multi-year manufacturing services agreements with Boeing, Honeywell, Lockheed Martin, Northrop Grumman and Raytheon. Our success in establishing outsourcing partnerships with key customers has historically led to additional contracts, and we believe that if we continue to successfully perform on current contracts, we will have additional growth opportunities with these and other customers.

Pursue the Strategic Acquisition of Assets.    Over the long term, we will continue to target the strategic acquisition of assets that serve to consolidate our position in our core markets, expand our presence outside the U.S., create or strengthen our relationships with leading companies and expand our range of value-added services in return for multi-year supply agreements. We intend to acquire assets that can be integrated with our core businesses and that can be used to support other customers, thereby improving asset utilization and achieving greater productivity, flexibility and economies of scale.

Grow Through the Addition of New Value-Added Services.    We will continue to grow through the addition of new value-added manufacturing capabilities and the introduction of additional components in the supply chain that enable us to provide a more complete solution by improving quality and reducing product cost, inventory levels and cycle times for our customers. In many instances, we offer a variety of state-of-the-art machining capabilities to our customers in the industrial manufacturing markets that enable us to reduce labor and shipping costs and minimize cycle times for our customers over the long-term, providing us with significant additional growth opportunities in the future. Migrating from design and manufacturing of complex circuit card assemblies to box builds will increase product content with our customers and allow us to be a more significant player in the aerospace & defense market.

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

Our Services and Products

We are a diversified provider of outsourced services and specialty products. Our services consist of manufacturing, technical and other services and products that are delivered as part of our customers’ overall supply chain management. We provide our customers with services that exceed the scope of many manufacturing service companies, including software development, design services, prototype development, product re-engineering, feature enhancement, product ruggedization, cost reduction, product miniaturization, and electro-magnetic interference and shielding. We also apply our core technologies to the development and production of our own product line of high assurance security components, including cryptographic key management programs and data encryption and recording products for our U.S. Government and defense customers. The information below is representative of the types of products we manufacture, services we provide and the customers and industries for which we provide such products or services.

Industrial Manufacturing:

ArvinMeritor	Axle shafts and drive train components for medium and heavy-duty trucks as well as axle beams for trailers.
DHC	Drive train components (including axle shafts, differential cases, gear sets, full float tubes) and steer axle components for use in light, medium and heavy-duty trucks.
Eaton	Transmission shafts for heavy-duty trucks.
Jamison Products	Specialty closures for oil and gas pipelines.

Aerospace & Defense Electronics:

Honeywell	Complex circuit cards for the color display systems used in military aircraft.
U.S. Government	Encryption devices, secure communications equipment and data recording systems.
Raytheon	Complex circuit cards for use in a missile guidance system and an integrated air defense network.

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

Products

In addition to our outsourced services, we provide some of our customers with specialized products including digital and analog data systems and encryption devices used in military applications and specialty closures and joints used in pipeline and chemical systems. As we look to grow our business, emphasis will be placed on funding of new products to broaden our portfolio and meet the needs of our customers.

Our Customers

Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offering. Our five largest customers in 2009 were DHC, ArvinMeritor, Honeywell, CPU Tech and Northrop Grumman, which in the aggregate accounted for 66% of net revenue in 2009. Our five largest customers in 2008 were DHC, ArvinMeritor, Ford, Honeywell and Traxle, which accounted for 65% of net revenue in 2008. In 2009, DHC and ArvinMeritor represented approximately 40% and 7% of our net revenue, respectively. In 2008, DHC and ArvinMeritor represented approximately 43% and 11% or our net revenue, respectively. In addition, U.S. governmental agencies accounted for 16% and 13% of net revenue in 2009 and 2008, respectively.

Geographic Areas

Our operations are located in the U.S. and Mexico. Our Mexican subsidiaries and affiliates are a part of our Industrial Group and manufacture and sell a number of products similar to those the Industrial Group produces in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. dollars. For the year ended December 31, 2009, other income, net includes foreign currency translation gains of $0.1 million. For 2008, other income, net included foreign currency translation losses of $1.9 million.

Consolidated net revenues from Mexican operations were $52.6 million, or 20%, and $64.8 million, or 18%, of our consolidated net revenues in 2009 and 2008, respectively. In 2009, net income from our Mexican operations was $13.3 million as compared to a consolidated loss from continuing operations of $5.3 million. In 2008, net income from our Mexican operations was $34.4 million as compared to a consolidated loss from continuing operations of $130.4 million. You can find more information about our regional operating results, including our export sales, in “Note 21 Segment Information” in Item 8 of this Form 10-K.

Sales and Business Development

Our principal sources of new business originate from the expansion of existing relationships, referrals and direct sales through senior management, direct sales personnel, domestic and international sales representatives, distributors and market specialists. We supplement these selling efforts with a variety of sales literature, advertising in numerous trade media and participation in trade shows. We also utilize engineering specialists extensively to facilitate the sales process by working with potential customers to reduce the cost of the service they need. Our specialists achieve this objective by working with the customer to improve their product’s design for ease of manufacturing, reducing the amount of set-up time or material that may be required to produce the product, or by developing software that can automate the test and/or certification process. The award of contracts or programs can be a lengthy process, which in some circumstances can extend well beyond 12 months. We may need to commit resources to potential contracts or programs that we ultimately do not win.

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

Competition

The markets that we serve are highly competitive, and we compete against numerous domestic companies in addition to the internal capabilities of some of our customers. In the truck components & assemblies market, we compete primarily against companies including Mid-West Forge, Inc., Spencer Forge and Machine, Inc. and Traxle, which serve as suppliers to many Tier I and smaller companies. In the aerospace & defense electronics market, we compete primarily against companies including Celestica Inc., Jabil Circuit, Inc., LaBarge, Inc., and Safenet, Inc. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours. In addition, we will face new competitors as we continue to increase and expand our business.

We believe that the principal competitive factors in our markets include the availability of capacity, technological capability, flexibility, financial strength and timeliness in responding to design and schedule changes, price, quality and delivery. Although we believe that we generally compete favorably with respect to each of these factors, some of our competitors are larger and have greater financial and operating resources than we possess. Some of our competitors, as compared to us, have a greater geographic breadth and range of services. We also face competition from manufacturing operations of our current and potential customers that continually evaluate the relative benefits of internal manufacturing compared to outsourcing. We believe our competitive position to be good, and the barriers to entry to be high in a significant portion of the markets we serve.

Suppliers

For significant portions of our business, we purchase raw materials and component parts from our customers or from suppliers chosen by our customers, at prices negotiated by our customers. When these suppliers increase their prices, cause delays in production schedules or fail to meet our customers’ quality standards, our customers have contractually agreed to reimburse us for the costs associated with such price increases and not to charge us for costs caused by such delays or quality issues. Accordingly, our risks are largely limited to accurate inspections of such materials, timely communications, and the collection of such reimbursements or charges, along with any additional costs incurred by us due to delays in, interruptions of, or non-optimal scheduling of, production schedules. However, for a growing part of our business, we arrange our own suppliers and assume the additional risks of price increases, quality concerns and production delays.

Raw steel and fabricated steel parts are a major component of our cost of sales and net revenue for the truck components & assemblies business. We purchase a significant portion of our steel for use in this business at the direction of our customers, with any periodic changes in the price of steel being reflected in the prices we are paid for our services. Increases in the costs of steel or other supplies can increase our working capital requirements, scrap expenses and borrowing costs.

There can be no assurance that supply interruptions or price increases will not slow production, delay shipments to our customers or increase costs in the future, any of which could adversely affect our financial results. Delays, interruptions, or non-optimal scheduling of production related to interruptions in raw materials supplies can be expected to increase our costs.

Research and Development

Our research and development activities are mainly related to our product lines that serve the aerospace & defense electronics market. Process improvement expenditures related to our outsourced services are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small percentage of our net revenue. We invested $2.8 million and $3.4 million in research and development in 2009 and 2008, respectively.

Patents, Trademarks and Licenses

We own and are licensed under a number of patents and trademarks, however our business as a whole is not materially dependent upon any one patent, trademark, license or technologically related group of patents or licenses.

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

Government Regulation

Our operations are subject to compliance with regulatory requirements of federal, state and local authorities, both in the U.S. and in Mexico, including regulations concerning financial reporting and controls, labor relations, minimum pension funding levels, export and import matters, health and safety matters and protection of the environment. While compliance with applicable regulations has not adversely affected our operations in the past, there can be no assurance that we will continue to be in compliance in the future or that these regulations will not change or that the costs of compliance will not be material to us.

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

We are required to maintain U.S. Government security clearances in connection with certain activities of our Electronics Group. These clearances could be suspended or revoked if we were found not to be in compliance with applicable security regulations. Any such revocation or suspension would delay our delivery of products to customers. Although we have adopted policies directed at ensuring our compliance with applicable regulations, and there have been no suspensions or revocations at our facilities, there can be no assurance that the approved status of our facilities or personnel will continue without interruption.

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

Employees

As of December 31, 2009, we had a total of 1,162 employees, 909 of our employees are engaged in manufacturing and providing our technical services, 30 are engaged in sales and marketing, 98 are engaged in engineering and 125 engaged in administration. Approximately 486 of our employees are covered by collective bargaining agreements with various unions that expire on various dates through 2012. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 31 employees expire within the next 12 months. Although we believe overall that our relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

In the past, we have signed long-term supply agreements with DHC and ArvinMeritor and acquired their facilities in Morganton, North Carolina and Toluca, Mexico, among other manufacturing assets. Although most of these acquired facilities have well-established product markets, these customers or their products may not continue to be successful, product enhancements may not be made in a timely fashion, our long-term pricing agreements could generate lower margins than anticipated and there can be no assurance that we will successfully restructure or integrate these operations, including necessary plant shutdowns or transfers of business. In addition, our failure to identify potential liabilities with respect to certain indemnified environmental and other conditions, or our assertion of related claims, could adversely affect our operating results, our ability to dispose of idle plant properties or our customer relationships. Our efforts to restructure, relocate and consolidate a significant number of the operations in these plants could cause certain of these facilities to operate at underutilized levels which could materially adversely affect our business, results of operations and financial condition.

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

Unexpected changes in our customers’ demand levels have harmed our operating results in the past and could do so in the future. Many of our customers will not commit to firm production or delivery schedules. Disagreements over pricing, quality, delivery, capacity, exclusivity, or trade credit terms could disrupt order schedules. Orders also fluctuate due to changing global capacity and demand, new products, changes in market share, reorganizations or bankruptcies (by our customers or by their customers or other suppliers of critical components needed to produce the assemblies which utilize our components), material shortages, labor disputes or other factors that discourage outsourcing. These forces could increase, decrease, accelerate, delay or cancel our delivery schedules.

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

Our five largest customers in 2009 were DHC, ArvinMeritor, Honeywell, CPU Tech and Northrop Grumman, collectively accounting for 66% of net revenue. Our five largest customers in 2008 were DHC, ArvinMeritor, Ford, Honeywell and Traxle, collectively accounting for 65% of net revenue. In addition, U.S. governmental agencies accounted for 16% and 13% of net revenue in 2009 and 2008, respectively. The truck components & assemblies industry has experienced credit risk, highly cyclical market demand, labor unrest, rising steel costs, bankruptcy and other obstacles, while the aerospace & defense electronics industry has seen consolidation, increased competition and uncertain funding.

We depend on the continued growth and financial stability of these customers and our core markets, as well as general economic conditions. Adverse changes affecting these customers, markets or general conditions could harm our operating results. The truck components & assemblies market is highly cyclical, due in part to regulatory deadlines.

Rising costs of steel or component parts could increase our inventory and working capital levels and present challenges to our customers who seek to pass those costs on to their customers. Many of our customers’ labor disputes, financial difficulties and restructuring needs have created rising uncertainty and risk, which could increase our costs or impair our business model. The aerospace & defense industry is pressured by cyclicality, technological change, shortening product life cycles, decreasing margins, unpredictable funding levels and government procurement and certification processes. Any of these factors, particularly in our secured electronic communications or missile programs, could impair our business model.

As of March 17, 2010, we had a net receivable of $1.1 million recorded related to ArvinMeritor and DHC, each of which currently carries at least one “non-investment grade” credit rating on its unsecured debt, indicating a high potential risk of default. There can be no assurance that any of our customers will not default on, delay or dispute payment of, or seek to reject our outstanding invoices in bankruptcy or otherwise.

Congressional budgetary constraints or reallocations can reduce our government sales.

Our Electronics Group sells manufacturing services and products to a number of U.S. government agencies, which in the aggregate represented approximately 16% and 13% of our net revenue in 2009 and 2008, respectively. We also serve as a contractor for large aerospace & defense companies such as Boeing, Honeywell, Lockheed Martin, Northrop Grumman and Raytheon, typically under federally funded programs, which represented approximately 15% and 9% of net revenue during 2009 and 2008, respectively.

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

Our future success in a changing business environment, including during rapid changes in the size, complexity or skills required of our workforce, will depend to a large extent upon the efforts and abilities of our executive, managerial and technical employees. The loss of key employees could have a material adverse effect on our operations. Our future success will also require an ability to attract and retain qualified employees. Labor disputes or changes in the cost of providing pension and other employee benefits, including changes in health care costs, investment returns on plan assets, and discount rates used to calculate pension and related liabilities or other requirements to accelerate the level of our pension fund contributions to reduce or eliminate underfunded liabilities, could lead to increased costs or disruptions of operations in any of our business units.

Disputes with labor unions could disrupt our business plans.

We currently have collective bargaining agreements covering approximately 486 employees, or approximately 42% of total employees, of which agreements covering 31 employees expire within the next 12 months. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

Groundwater and other contamination has occurred at certain of our current and former facilities during the operation of those facilities by their former owners, and this contamination may occur at future facilities we operate or acquire. There is no assurance that environmental indemnification agreements we have secured from former owners of these properties will be adequate to protect us from liability.

Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the state voluntary action program standards applicable to the site. We continue to test and assess this site to determine the extent of this contamination by the prior owners of the facility. Under our purchase agreement for this facility, DHC has agreed to indemnify us for, among other things, certain environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2002, subject to certain other conditions involving Dana’s release of, or continuing right to seek indemnity from, Eaton Corporation, from which Dana acquired the property.

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

Our Toluca, Mexico facility is subject to soil and groundwater contamination involving petroleum compounds and volatile organic compounds, among other concerns. We continue to test and assess this site to determine the extent of any contamination by the prior owners of the facility. Under our purchase agreement for this facility, DHC has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to June 30, 2006, subject to certain other conditions involving Dana’s release of, or continuing right to seek indemnity from, Eaton Corporation, from which Dana acquired the property.

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

Location	Market Served	Own or Lease (Expiration)	Approximate Square Feet	Certifications

Corporate Office:

Louisville, Kentucky		Lease (2014)	21,600

Manufacturing and Service Facilities:

Centennial, Colorado*	Aerospace & Defense Electronics	Lease (2010)	17,000	ISO 9001

Kenton, Ohio**	Truck Components & Assemblies	Own	550,000	TS 16949

Louisville, Kentucky	Truck Components & Assemblies; Specialty Closures	Own	450,000	QS 9000 TS 16949

Marion, Ohio***	Truck Components & Assemblies	Own	255,000	TS 16949

Morganton, North Carolina	Truck Components & Assemblies	Own	360,000	TS 16949 ISO 14001

Tampa, Florida	Aerospace & Defense Electronics	Lease (2016)	318,000	ISO 9001 AS 9100 NASA-STD-8739 IPC-A-610, Rev D, Class 3 J-STD-001, Rev D, Class 3 CMMI Level 3

Toluca, Mexico	Truck Components & Assemblies	Own	217,000	TS 16949

*	Location targeted for closure in 2010.
**	Location closed in 2009.
***	Location remains under review for potential closure depending upon continuing need for additional capacity among other factors.

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at our facilities.

Certification/Specification	Description
AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

IPC-A-610	A certification process for electronics assembly manufacturing which describes materials, methods and verification criteria for producing high quality electronic products. Class 3 specifically includes high performance or performance-on-demand products where equipment downtime cannot be tolerated, end-use environment may be uncommonly harsh, and the equipment must function when required.

J-STD-001	A family of voluntary standards of industry-accepted workmanship criteria for electronics assemblies.

CMMI Level-3	An internationally recognized measure of an organization’s engineering process maturity.

ISO 9001	A certification process comprised of quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products.

ISO 14001	A family of voluntary standards and guidance documents defining specific requirements for an Environmental Management System.

NASA-STD-8739	A specification for space programs designated by the National Aeronautics and Space Administration.

QS 9000	A certification process developed by the nation’s major automakers that focuses on continuous improvement, defect reduction, variation reduction and elimination of waste.

TS 16949	A quality certification system developed within the automotive sector. Using ISO 9001:2000 as its foundation, ISO/TS 16949:2002 specifies the quality management system (QMS) requirements for the design, development, production, installation and servicing of automotive related products.

Item 3.	Legal Proceedings

We are involved from time to time in routine litigation and other legal or environmental proceedings incidental to our business. There are currently no material pending legal proceedings to which we are a party. Ongoing environmental matters include the following:

•

Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the State of Ohio voluntary action program standards applicable to the site. Under our purchase agreement for this facility, DHC has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2002, to the extent of any indemnification owed to DHC by Eaton Corporation (Eaton) or any other matters for which DHC has released Eaton.

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

•

Our Toluca, Mexico facility is subject to soil and groundwater contamination involving petroleum compounds and volatile organic compounds, among other concerns. Under our purchase agreement for this facility, DHC has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to June 30, 2006, to the extent of any indemnification owed to DHC by Eaton or any other matters for which DHC has released Eaton.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Year ended December 31, 2008:
First Quarter	$6.44	$4.08
Second Quarter	4.90	3.76
Third Quarter	4.60	1.90
Fourth Quarter	1.84	0.41

Year ended December 31, 2009:
First Quarter	$1.80	$0.61
Second Quarter	1.50	0.50
Third Quarter	2.85	1.10
Fourth Quarter	3.48	2.09

As of March 17, 2010, there were 939 holders of record of our common stock. No cash dividends were declared during 2009. The amount of cash dividends declared per share for each fiscal quarter in 2008 are presented in the table below.

Dividends per Common Share
Year ended December 31, 2008:
First Quarter	$0.03
Second Quarter	0.03
Third Quarter	0.03
Fourth Quarter	0.02

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. The Company’s debt agreements require the Company to obtain the consent of the banks and noteholders before making any dividend payments.

On October 26, 2009, the restrictions on 37,411 restricted shares expired. As a result, 4,219 shares were withheld by the Company for payment of employee payroll taxes related to such vesting. Common shares repurchased were immediately cancelled. The following table summarizes our repurchases during the quarter ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2009	4,219	$2.87	—	$—

Item 6.	Selected Financial Data

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

Overview

We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design, testing and other technical services, typically under multi-year, sole-source contracts with major companies and government agencies in the markets for aerospace & defense electronics and truck components & assemblies.

We are organized into two business groups, the Industrial Group and the Electronics Group. The Industrial Group is comprised of Sypris Technologies, Inc. and its subsidiaries, which generates revenue primarily from the sale of manufacturing services to customers in the market for truck components & assemblies and from the sale of products to the energy and chemical markets. At December 31, 2009, the Electronics Group is comprised of Sypris Electronics, LLC and Sypris Data Systems, Inc. Revenue for this group is derived primarily from the sale of manufacturing services, technical services and products to customers in the market for aerospace & defense electronics.

Our objective is to become the leading outsourcing specialist in each of our core markets for aerospace & defense electronics, and truck components & assemblies. We have focused our efforts on establishing long-term relationships with industry leaders who embrace multi-year contractual relationships as a strategic component of their supply chain management.

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

Investments in Marketable Securities. Our investment in marketable securities was comprised exclusively of shares in DHC common stock. We accounted for our investments in equity securities under ASC 320-10-25 (formerly SFAS No. 115). Marketable securities were classified as available-for-sale securities and measured at fair value as determined by a quoted market price. Unrealized holding gains and losses were excluded from earnings and reported net of the related tax effect in other comprehensive income as a separate component of stockholders’ equity. Management evaluated its marketable securities for other-than-temporary impairment when the fair value of an investment declined below its original cost. Factors that were considered in the evaluation for other-than-temporary impairment include, among other things, the duration and extent of the decline, the financial condition and near-term prospects of the issuer, credit risk and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. If a decline in fair value was judged to be other-than-temporary, the cost basis of the security was written down to fair value as a new cost basis and the amount of the write-down was included in earnings. The new cost basis was not changed for subsequent recoveries in fair value.

Goodwill. Goodwill is tested for impairment during the fourth quarter or more frequently if events occur or circumstances change that would warrant such a review. The Company assesses recoverability using several methodologies, including a discounted cash flow analysis and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization (EBITDA). The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. A growth rate is used to calculate the terminal value of the reporting unit and is added to the present value of the forecasted cash flows. The growth rate is the expected rate at which a reporting unit’s cash flow is projected to grow beyond the period covered by the long-range plan. The cash flow analysis requires judgment in our evaluation of the business and establishing an appropriate discount rate and terminal value to apply in the calculation. In selecting these and other assumptions for each business, we consider historical performance, forecasted operating results, general market conditions and industry considerations specific to the business. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. The sum of the calculated fair values of each reporting unit is then reconciled and compared to our total market capitalization, allowing for a reasonable control premium. If the discounted cash flow analysis yields a fair value estimate less than the reporting unit’s carrying value, we proceed to step two of the impairment process. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities of the reporting unit.

After performing our annual goodwill impairment test during the fourth quarter of 2008, we recorded a goodwill impairment charge of $0.4 million related to our Industrial Group, as the carrying value of this reporting unit significantly exceeded its fair value. The impairment charge reflected the full impairment of the goodwill of the Industrial Group and was driven by the reporting unit’s performance and current economic conditions. The Industrial Group reported an operating loss of $18.8 million for the year ended December 31, 2008 and was projecting an operating loss in 2009. See Note 1 to the consolidated financial statements for further details.

In the fourth quarter of 2009, we conducted the required annual test of goodwill for impairment. There were no indicators of impairment for the Electronics Group, which is the only remaining reporting unit with goodwill. While revenue for this reporting unit fell year over year, profit margins improved to significantly offset the impact of the net revenue decline. The fair value for the Electronics Group exceeded its carrying value by approximately 79%. Key assumptions used to determine the fair value of our Electronics Group during the fourth quarter were the expected after-tax cash flows for the period from 2010 to 2012, a terminal growth rate of 3.0% and a weighted average cost of capital of 16.7%. The terminal rate is consistent with the prior year growth rate of 2.9%. Our analysis included a comparison of our market capitalization to the fair value of the entire enterprise.

We believe that the assumptions and estimates used to determine the fair values of each of our reporting units were reasonable. However, different assumptions could materially affect the results.

Net Revenue and Cost of Sales

Net revenue of products and services under commercial terms and conditions are recorded upon delivery and passage of title, or when services are rendered. Related shipping and handling costs, if any, are included in costs of sales. Net revenue under service-type contracts is recorded as costs are incurred.

Net revenue under long-term, fixed-price contracts with aerospace & defense companies and agencies of the U.S. Government is recognized upon shipment. Estimated contract profits are taken into earnings based on actual cost of sales for units shipped. Prior to a system conversion in 2009, estimated contract profits were recognized based on the ratio of costs incurred to estimated total costs at completion. The change to recognizing costs on an actual basis from an estimated basis did not have a material impact to our financial statements and result of operations. Amounts representing contract change orders or claims are included in revenue when such costs are invoiced to the customer.

Long-lived asset impairment. We perform periodic impairment analysis on our long-lived amortizable assets whenever events or circumstances indicated that the carrying amount of such assets may not be recoverable. When indicators are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operations are determined to be unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review. Within the Industrial Group, we recorded impairment charges of $1.3 million in 2009 and $12.2 million in 2008. While we believe our judgments and assumptions were reasonable, changes in assumptions underlying these estimates could result in a material impact to our consolidated financial statements in any given period. See Note 4 to the consolidated financial statements for further details.

Pension Plan Funded Status. The calculation of pension assets and liabilities involve complex estimation processes dependent on assumptions developed by us in consultation with our outside advisors such as actuaries. The assumptions used, including discount rates and return on plan assets, have a significant impact on plan expenses and obligations. Changes in these rates could significantly impact the actuarially determined amounts recorded in the statements of financial position. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected. See Note 15 to the consolidated financial statements for further details.

Discount rates are based upon the construction of a theoretical bond portfolio, adjusted according to the timing of expected cash flows for the future obligations. A yield curve is based on a subset of these fixed income investments. The projected cash flows are matched to this yield curve and a present value is developed which is then calibrated to develop a single equivalent discount rate. Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. Expected investment rates of return are based upon input from the plan’s investment advisors and actuary regarding our expected investment portfolio mix, historical rates of return on those assets, projected future asset class returns and long-term market conditions and inflation expectations. We believe that the long-term asset allocation on average will approximate the targeted allocation, and we regularly review the actual asset allocation to periodically rebalance the investments to the targeted allocation when appropriate.

Actuarial gains or losses may result from changes in assumptions or when actual experience is different from that expected. Under applicable standards, those gains and losses are not required to be immediately recognized as expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over future periods.

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

Income Taxes. We account for income taxes as required by the provisions of ASC 740, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes), under which deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates.

Management judgment is required in determining income tax expense and the related balance sheet amounts. In addition, under ASC 740-10, Accounting for Uncertainty in Income Taxes, judgments are required concerning the ultimate outcome of uncertain income tax positions. Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. We believe that our recorded income tax liabilities adequately provide for the probable outcome of these assessments.

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, ASC 740 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment is largely dependent upon projected near-term profitability including the effects of tax planning. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. We have recorded valuation allowances against deferred tax assets in the U.S. and Mexico where realization has been determined to be uncertain. However, our Mexican operation, which has historically generated taxable income and expects to continue to be profitable for the foreseeable future, also has certain deferred tax assets that are expected to be realized and therefore no valuation allowance has been recorded against such assets as of December 31, 2009. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowance may be necessary.

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

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Years Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Years Ended December 31,
	2009	2008	Favorable (Unfavorable)	Favorable (Unfavorable)	2009	2008
	(in thousands, except percentage data)
Net revenue:

Industrial Group	$152,021	$244,177	$(92,156)	(37.7)%	57.2%	68.6%

Electronics Group	113,879	111,928	1,951	1.7	42.8	31.4

Total net revenue	265,900	356,105	(90,205)	(25.3)	100.0	100.0

Cost of sales:

Industrial Group	155,682	233,356	77,674	33.3	102.4	95.6

Electronics Group	94,200	103,114	8,914	8.6	82.7	92.1

Total cost of sales	249,882	336,470	86,588	25.7	94.0	94.5

Gross profit:

Industrial Group	(3,661)	10,821	(14,482)	(133.8)	(2.4)	4.4

Electronics Group	19,679	8,814	10,865	123.4	17.3	7.9

Total gross profit	16,018	19,635	(3,617)	(18.4)	6.0	5.5

Selling, general and administrative	28,192	31,941	3,749	11.7	10.6	9.0
Research and development	2,801	3,400	599	17.6	1.1	1.0
Amortization of intangible assets	114	167	53	31.7	0.0	0.0
Impairment of goodwill	—	440	440	100.0	0.0	0.1
Restructuring expense, net	7,696	45,086	37,390	82.9	2.9	12.7

Operating loss	(22,785)	(61,399)	38,614	62.9	(8.6)	(17.2)

Interest expense, net	4,289	1,982	(2,307)	(116.4)	1.6	0.6
(Gain) on sale of marketable securities	(18,255)	—	18,255	NM	(6.9)	0.0
Impairment of marketable securities	—	66,758	66,758	NM	0.0	18.7
Other (income) expense, net	(351)	1,598	1,949	NM	(0.1)	0.4

Loss from continuing operations before income taxes	(8,468)	(131,737)	123,269	93.6	(3.2)	(37.0)

Income taxes	(3,160)	(1,367)	1,793	131.1	(1.2)	(0.4)

Loss from continuing operations	(5,308)	(130,370)	125,062	95.9	(2.0)	(36.6)

Income (loss) from discontinued operations, net of tax	7,998	(186)	8,184	NM	3.0	(0.1)

Net income (loss)	$2,690	$(130,556)	$133,246	NM %	1.0%	(36.7)%

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group decreased $92.2 million to $152.0 million in 2009. Depressed market conditions for heavy and light trucks have contributed to volume related reductions in net revenue of approximately $58.9 million. Volume declines for trailer axles resulted in a $17.8 net revenue reduction from the prior year. Revenue also declined $17.9 million due to the discontinued sale of axle shafts to a light truck customer and $3.0 million in lower sales of our specialty closure products. Further, contractual settlements and price reductions resulted in a $4.8 million decrease in net revenue from 2008. Partially offsetting the volume change was an increase in steel prices, which is contractually passed through to customers under certain contracts, resulting in an increase in net revenue of $11.3 million.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group increased $2.0 million to $113.9 million. Net revenue increased primarily as a result of shipments of new electronic circuit card assemblies for the Bradley Combat System. Partially offsetting this increase was a reduction in sales of certain data recording products and a reduction in encryption products.

Gross Profit. The Industrial Group’s gross profit decreased $14.5 million to a loss of $3.7 million in 2009. The significant decrease in sales volume, combined with higher utility rates, resulted in a reduction in gross profit of approximately $16.6 million. The Industrial Group also realized a decline in gross profit of $7.6 million in 2009 as a result of lower revenue from contractual settlements and pricing as compared to the prior year. The decreases in gross profit were partially offset by productivity improvements attributable to restructuring activities of approximately $9.0 million and favorable exchange rates experienced during the year.

The Electronics Group’s gross profit increased $10.9 million to $19.7 million in 2009. Gross profit as a percentage of revenue for 2009 increased to 17.3% from 7.9% in 2008. The increase in gross profit for the segment in 2009 was primarily due to the redesign of a secured communication product, changes in the product mix and significant productivity improvements made during the year. The productivity improvements were due, in large part, to the various restructuring initiatives began in 2008.

Selling, General and Administrative. Selling, general and administrative expense decreased $3.7 million in 2009 primarily due to reductions in compensation and employee benefit costs.

Research and Development. Research and development costs decreased $0.6 million in 2009 primarily due the completion of development efforts for a next generation secured communications device within our Electronics Group.

Restructuring Expense, Net. In December 2008, we announced a restructuring program, which included the closure of the Industrial Group’s Kenton, Ohio facility, the significant reduction in volumes at the Marion, Ohio facility (which remains under consideration for potential closure depending upon the cost of moving certain equipment, the need for continuing capacity, the possibility of new business opportunities and overall market conditions) and the consolidation of Sypris Electronics and Sypris Data Systems into a single operation within the Electronics Group. Additionally, we have exited several programs within the Electronics Group. The purpose of the restructuring program is to reduce fixed costs, accelerate integration efficiencies, and significantly improve operating earnings on a sustained basis. The restructuring activities are expected to result in $25.0 million in annual savings under normal market conditions. The activities generating the expected savings are from the following: i) annual savings of $12.5 million from completed or potential facility closings, ii) annual savings of $7.5 million from operational efficiencies, iii) annual savings of $3.0 million from product costing changes implemented during the first quarter of 2009, and iv) annual savings of $2.0 million from various quality improvement initiatives implemented during 2009. As a result of these initiatives, we recorded, or expect to record in future periods, aggregate pre-tax expenses of approximately $54.7 million, consisting of the following: $3.7 million in severance and benefit costs, $13.5 million in non-cash asset impairments, $17.8 million in non-cash deferred contract costs write-offs, $7.9 million in inventory related charges, $2.4 million in equipment relocation costs, $1.5 million in asset retirement obligations, $3.2 million in contract termination costs and $4.7 million in other restructuring charges. Of the aggregate $54.7 million in pre-tax costs, we expect $15.2 million will be cash expenditures, the majority of which has been spent at December 31, 2009. The cash outflows related to these programs are expected to be funded from continuing operations and the existing revolving credit agreement and are not expected to have a material adverse impact on our liquidity. Of the total program, we recorded $7.7 million, or $0.42 per diluted share, and $45.1 million, or $2.45 per diluted share, related to these initiatives during 2009 and 2008, respectively, which is included in restructuring expense on the consolidated statement of operations. Charges for 2009 consisted of $1.0 million for employee severance and benefit costs, $1.7 million in deferred contract costs, $1.6 million in equipment relocation costs, $1.3 million in non-cash asset impairments, and $2.1 million in other various charges. The additional non-cash asset impairments incurred during 2009 were for assets originally expected to be redeployed to other locations but later determined to not be economically or strategically desirable to move under present conditions. Additionally, we revised our estimate for equipment relocation costs to $2.4 million from the original estimate of $4.2 million, as we determined it would not be economically feasible to relocate certain equipment. We expect to incur approximately $0.6 million in additional equipment relocation costs, and approximately $1.4 million in other exit costs. See Note 4 to the consolidated financial statements included in this Form 10-K.

Interest Expense, Net. Interest expense for the year ended December 31, 2009 increased $2.3 million primarily due to an increase in the weighted average debt outstanding and an increase in interest rates resulting from the March 2009 amendments to our Credit Agreement and Senior Notes. Our weighted average debt outstanding increased to $64.3 million during 2009 from $61.0 million during 2008, primarily as a result of operating losses related to the decline in the Industrial Group’s revenue. The weighted average interest rate increased to 7.4% in 2009 from 6.3% in 2008. Additionally, the Company recognized $0.7 million in additional loan cost amortization over the prior year.

Other Income, Net. Other income, net increased $1.9 million, to $0.4 million for 2009 from a net expense of $1.6 million in 2008, primarily due to foreign currency translation gains of $0.1 million in 2009 as compared to translation losses of $1.9 million in 2008.

Income Taxes. The 2009 income tax provision includes a benefit of $5.1 million recorded due to the required intraperiod tax allocation resulting from the loss from continuing operations and income from discontinued operations. Additionally, the Company recorded an additional valuation allowance of approximately $0.9 million and state taxes of $0.1 million related to the sale of Sypris Test & Measurement during 2009. The remaining provision recorded is associated with our foreign subsidiaries and includes minimum taxes required to be paid in Mexico. The 2008 provision includes a charge of $46.7 million recorded as a valuation allowance against the Company’s deferred tax asset. Additionally, the Company recorded a tax benefit of $1.0 million in 2008 from the assessment of tax positions of prior years, including interest and penalties, impacted by net operating losses incurred during the year.

Quarterly Results

The following table presents our unaudited condensed consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2009. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period.

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:
Industrial Group	$37,498	$36,941	$37,164	$40,418	$69,815	$69,100	$57,969	$47,293
Electronics Group	30,211	32,437	25,552	25,679	23,424	27,011	28,123	33,370

Total net revenue	67,709	69,378	62,716	66,097	93,239	96,111	86,092	80,663

Cost of sales:
Industrial Group	40,200	38,571	37,060	39,851	62,986	63,767	57,663	48,940
Electronics Group	26,955	26,364	20,434	20,447	20,525	24,657	24,889	33,043

Total cost of sales	67,155	64,935	57,494	60,298	83,511	88,424	82,552	81,983

Gross profit:
Industrial Group	(2,702)	(1,630)	104	567	6,829	5,333	306	(1,647)
Electronics Group	3,256	6,073	5,118	5,232	2,899	2,354	3,234	327

Total gross profit	554	4,443	5,222	5,799	9,728	7,687	3,540	(1,320)
Selling, general and administrative	7,746	6,994	6,861	6,591	7,858	8,556	8,118	7,409
Research and development	959	844	664	334	831	899	742	928
Amortization of intangible assets	28	28	28	30	41	42	42	42
Impairment of goodwill	—	—	—	—	—	—	—	440
Restructuring expense, net	1,981	1,732	1,528	2,455	—	—	655	44,431

Operating (loss) income	(10,160)	(5,155)	(3,859)	(3,611)	998	(1,810)	(6,017)	(54,570)
Interest expense, net	711	1,449	1,828	300	367	492	578	545
(Gain) on sale of marketable securities	—	—	—	(18,255)	—	—	—	—
Impairment of marketable securities	—	—	—	—	—	—	—	66,758
Other expense (income), net	307	(384)	(7)	(267)	8	(930)	1,047	1,473

(Loss) income from continuing operations, before tax	(11,178)	(6,220)	(5,680)	14,611	623	(1,372)	(7,642)	(123,346)
Income tax expense (benefit)	355	413	(3,776)	(151)	192	(253)	168	(1,474)

(Loss) income from continuing operations	(11,533)	(6,633)	(1,904)	14,762	431	(1,119)	(7,810)	(121,872)
Income (loss) from discontinued operations, net of tax	188	(145)	135	7,820	(46)	184	54	(378)

Net (loss) income	$(11,345)	$(6,778)	$(1,769)	$22,582	$385	$(935)	$(7,756)	$(122,250)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(0.63)	$(0.36)	$(0.10)	$0.74	$0.02	$(0.06)	$(0.43)	$(6.63)
Income (loss) per share from discontinued operations	0.01	(0.01)	0.01	0.42	0.00	0.01	0.01	(0.02)

Net income (loss) per share	$(0.62)	$(0.37)	$(0.09)	$1.16	$0.02	$(0.05)	$(0.42)	$(6.65)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.63)	$(0.36)	$(0.10)	$0.73	$0.02	$(0.06)	$(0.43)	$(6.63)
Income (loss) per share from discontinued operations	0.01	(0.01)	0.01	0.42	0.00	0.01	0.01	(0.02)

Net income (loss) per share	$(0.62)	$(0.37)	$(0.09)	$1.15	$0.02	$(0.05)	$(0.42)	$(6.65)

Cash dividends per common share	$—	$—	$—	$—	$0.03	$0.03	$0.03	$0.02

Liquidity, Capital Resources and Financial Condition

There are several risks and uncertainties relating to the global economy and the commercial vehicle industry that could materially affect our financial condition, future results of operations and liquidity. These risks and uncertainties could result in decreased sales, limited access to credit, rising costs, increased competition, customer or supplier bankruptcies, delays in customer payment terms and acceleration of supplier payments, growing inventories and failure to meet debt covenants.

As a result of a continued decline in the overall economy, we have taken significant actions during 2009 to reduce our cost base and improve profitability, including moving forward with various plant shutdowns and other workforce reductions. Based on our current forecast for 2010, we expect to be able to meet the financial covenants of our amended credit agreements and have sufficient liquidity to finance our operations, subject to the risk factors discussed in Item 1A of this Form 10-K.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. As disclosed elsewhere, our 2008 and 2009 operating results were significantly lower than our expectations, in part due to precipitous declines within the commercial vehicle industry. Based upon our current level of operations and our 2010 business plan, we believe that cash flow from operations, available cash and available borrowings under our amended credit agreements will be adequate to meet our liquidity needs for at least the next twelve months.

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

Net cash provided by operating activities of continuing operations was $0.7 million in 2009, as compared to $1.4 million in 2008. In 2009, accounts receivable remained relatively flat as a result of continued emphasis on collections with significant customers and timing. Inventory decreased in 2009 and provided $16.7 million primarily as a result of lower inventory levels to adjust for lower sales volumes. Other current assets decreased in 2009 and provided $2.6 million primarily due to a $2.9 million tax refund for our Mexico operations. Accounts payable decreased and used $6.0 million primarily due to the timing of payments to our suppliers and reduced purchases by our Industrial Group. Accrued liabilities decreased and used $2.3 million primarily due to payments for the various restructuring accruals, including the payment of $0.9 million to terminate a lease for Sypris Data Systems and severance payments related to the shutdown of the Kenton, Ohio facility and certain workforce reductions at our Marion, Ohio facility.

Net cash provided by investing activities of continuing operations was $50.8 million in 2009 as compared to net cash used of $8.4 million in 2008. During the fourth quarter of 2009, we sold all of the stock of Sypris Test &

Measurement for $39.0 million, of which $3.0 million was deposited in an 18-month escrow account. Excluding the escrow deposit, we received net proceeds of $34.4 million after payment of sale related expenses. Additionally, we liquidated our holding of DHC common stock during the fourth quarter of 2009 for approximately $21.0 million in net cash proceeds.

Net cash used in financing activities was $51.2 million in 2009 as compared to net cash provided of $5.7 million in 2008, primarily due to principal paydowns to reduce the outstanding debt under the Revolving Credit Agreements and Senior Notes. Additionally, we paid $1.1 million in financing fees in conjunction with modifications of our debt in 2009.

We had total borrowings under our revolving credit facility of $10.0 million at December 31, 2009, and an unrestricted cash balance of $15.6 million. Approximately $3.8 million of the unrestricted cash balance relates to our Mexican subsidiaries. Maximum borrowings on the Revolving Credit Agreement are $20.9 million. Standby letters of credit up to a maximum of $15.0 million may be issued under the Credit Agreement of which $2.3 million were issued at December 31, 2009.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements for a full description of recent accounting pronouncements, including the respective dates of adoption and effects on our results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2009. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we concluded that as of December 31, 2009, Sypris’ internal control over financial reporting is effective based on these criteria.

Ernst & Young LLP, our independent auditors and a registered public accounting firm, has audited and reported on the consolidated financial statements of Sypris Solutions, Inc. and on the effectiveness of our internal controls over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sypris Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sypris Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sypris Solutions, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and our report dated March 23, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 23, 2010

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Years ended December 31,
	2009	2008
Net revenue:
Outsourced services	$207,814	$283,098
Products	58,086	73,007

Total net revenue	265,900	356,105

Cost of sales:
Outsourced services	206,237	275,759
Products	43,645	60,711

Total cost of sales	249,882	336,470

Gross profit	16,018	19,635

Selling, general and administrative	28,192	31,941
Research and development	2,801	3,400
Amortization of intangible assets	114	167
Impairment of goodwill	—	440
Restructuring expense, net	7,696	45,086

Operating loss	(22,785)	(61,399)

Interest expense, net	4,289	1,982
(Gain) on sale of marketable securities	(18,255)	—
Impairment of marketable securities	—	66,758
Other (income) expense, net	(351)	1,598

Loss from continuing operations before income taxes	(8,468)	(131,737)

Income tax benefit	(3,160)	(1,367)

Loss from continuing operations	(5,308)	(130,370)
Income (loss) from discontinued operations, net of tax	7,998	(186)

Net income (loss)	$2,690	$(130,556)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(0.29)	$(7.10)
Income (loss) per share from discontinued operations	0.43	(0.01)

Net income (loss) per share	$0.14	$(7.11)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.29)	$(7.10)
Income (loss) per share from discontinued operations	0.43	(0.01)

Net income (loss) per share	$0.14	$(7.11)

Cash dividends per common share	$—	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$15,608	$13,717
Restricted cash—current	74	464
Accounts receivable, net	38,317	38,168
Inventory, net	29,042	47,375
Other current assets	6,406	11,597
Assets held for sale—current	—	8,533

Total current assets	89,447	119,854

Restricted cash	3,000	—
Investment in marketable securities	—	2,769
Property, plant and equipment, net	80,280	91,097
Goodwill	6,900	6,900
Other assets	10,320	12,101
Assets held for sale—non-current	—	21,059

Total assets	$189,947	$253,780

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$36,185	$42,186
Accrued liabilities	22,279	27,938
Current portion of long-term debt	4,000	—
Liabilities held for sale	—	3,529

Total current liabilities	62,464	73,653

Long-term debt	19,305	73,000

Other liabilities	41,960	47,142

Total liabilities	123,729	193,795

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,015,128 shares issued and 19,472,499 outstanding in 2009 and 19,496,620 shares issued and 19,296,003 outstanding in 2008	200	195
Additional paid-in capital	147,644	146,741
Retained deficit	(64,434)	(67,205)
Accumulated other comprehensive loss	(17,187)	(19,744)
Treasury stock, 542,629 and 200,617 shares in 2009 and 2008, respectively	(5)	(2)

Total stockholders’ equity	66,218	59,985

Total liabilities and stockholders’ equity	$189,947	$253,780

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$2,690	$(130,556)
Income (loss) from discontinued operations	7,998	(186)

Loss from continuing operations	(5,308)	(130,370)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,190	21,127
Gain on sale of marketable securities	(18,255)	—
Deferred income taxes	(3,887)	(1,512)
Non-cash compensation	1,016	967
Other-than-temporary impairment on marketable securities	—	66,758
Non-cash restructuring charges and asset impairment charges	3,062	36,453
Goodwill impairment	—	440
Other noncash items	(1,853)	(7,360)
Contributions to pension plans	(98)	—
Changes in operating assets and liabilities:
Accounts receivable	(181)	15,455
Inventory	16,686	13,372
Other current assets	2,590	3,994
Accounts payable	(5,993)	(8,874)
Accrued and other liabilities	(2,259)	(9,047)

Net cash provided by operating activities—continuing operations	710	1,403
Net cash provided by operating activities—discontinued operations	2,584	3,260

Net cash provided by operating activities	3,294	4,663

Cash flows from investing activities:
Capital expenditures	(5,507)	(9,647)
Proceeds from sale of discontinued operations	34,442	—
Proceeds from sale of marketable securities	21,024	—
Proceeds from sale of assets	133	999
Changes in nonoperating assets and liabilities	673	295

Net cash provided by (used in) investing activities—continuing operations	50,765	(8,353)
Net cash used in investing activities—discontinued operations	(964)	(2,902)

Net cash provided by (used in) operating activities	49,801	(11,255)

Cash flows from financing activities:
Net increase (decrease) in debt under revolving credit agreements	(33,000)	8,000
Payments on Senior Notes	(16,695)	—
Debt modification costs	(1,123)	—
Cash dividends paid	(386)	(2,313)

Net cash (used in) provided by financing activities	(51,204)	5,687

Net increase (decrease) in cash and cash equivalents	1,891	(905)

Cash and cash equivalents at beginning of year	13,717	14,622

Cash and cash equivalents at end of year	$15,608	$13,717

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount
January 1, 2008 balance	19,078,440	$192	$146,025	$65,402	$(3,943)	$(197)

Net loss	—	—	—	(130,556)	—	—
Employee benefit related	—	—	—	—	(9,343)	—
Foreign currency translation adjustment	—	—	—	—	(6,464)	—

Comprehensive loss	—	—	—	(130,556)	(15,807)	—

Cash dividends, $0.11 per common share	—	—	—	(2,125)	—	—
Restricted common stock grant	347,379	3	(3)	—	—	—
Noncash compensation	45,492	—	934	33	—	—
Treasury stock	(175,957)	—	1	—	—	(20)
Retire treasury stock	—	—	(215)	—	—	215
Stock option exchange	649	—	(1)	—	—	—
Other	—	—	—	41	6	—

December 31, 2008 balance	19,296,003	195	146,741	(67,205)	(19,744)	(2)

Net income	—	—	—	2,690	—	—
Employee benefit related	—	—	—	—	1,324	—
Foreign currency translation adjustment	—	—	—	—	1,233	—

Comprehensive income	—	—	—	2,690	2,557	—

Restricted common stock grant	721,000	5	(7)	—	—	2
Noncash compensation	31,200	—	935	81	—	—
Treasury stock	(575,704)	—	5	—	—	(23)
Retire treasury stock	—	—	(30)	—	—	18

December 31, 2009 balance	19,472,499	$200	$147,644	$(64,434)	$(17,187)	$(5)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components & assemblies and aerospace & defense electronics. The Company provides such services through its Industrial and Electronics Groups (Note 21).

Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (Codification or ASC) which became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganized the literature and changed the naming mechanism by which topics are referenced. Companies were required to begin using the Codification for interim and annual periods ending after September 15, 2009. As required, references to pre-codification accounting literature have been changed throughout this Annual Report on Form 10-K to appropriately reference the Codification. The consolidated results of the Company were not impacted by this change.

Use of Estimates

The preparation of the consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates.

Discontinued Operations

The Company classifies a business component that either has been disposed of or is classified as held for sale as a discontinued operation if the cash flow of the component has been or will be eliminated from ongoing operations and the Company will no longer have any significant continuing involvement in the component. The results of operations of the discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line on the statement of operations. Amounts presented for prior years are reclassified to reflect their classification as discontinued operations. See Note 2 for additional information regarding discontinued operations.

Cash Equivalents and Restricted Cash

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased. Restricted cash includes money held in escrow pursuant to the sale of Sypris Test & Measurement in connection with certain customary representations, warranties, covenants and indemnifications of the Company. Restricted cash also includes amounts funded to the Company by a landlord under a lease agreement signed in 2006. Under the terms of the lease, the funds are required to be expended on leasehold improvements prior to June 2010.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific materials and equipment, allocable operating overhead, advances to suppliers and where appropriate, pre-contract engineering and design expenses. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance based payments and progress payments. Such advances and payments are reflected as an offset against the related inventory balances. General administrative expenses are expensed as incurred.

The Company’s reserve for excess and obsolete inventory is primarily based upon forecasted demand for its product sales, and any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

Investment in Marketable Securities

Securities are carried at fair value based on quoted market prices. Increases and decreases in fair value are recorded as unrealized gains and losses in other comprehensive income (loss). Management evaluates its marketable securities for other-than-temporary impairment when the fair value of the investment is lower than its book value. Factors that are considered when evaluating for other-than-temporary impairment include the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, credit risk, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.

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

Long-lived Assets

The Company reviews the carrying value of amortizable long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If facts and circumstances indicate that the carrying value of an asset or groups of assets, as applicable, is impaired, the long-lived asset or groups of long-lived assets are written down to their estimated fair value.

Goodwill

Goodwill is tested for impairment during the fourth quarter for all our reporting units or more frequently if events occur or circumstances change that would warrant such a review. The Company assesses recoverability using several methodologies, including a discounted cash flow analysis and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization (EBITDA). The analysis is based upon

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. A growth rate is used to calculate the terminal value of the reporting unit and is added to the present value of the forecasted cash flows. The growth rate is the expected rate at which a reporting unit’s cash flow is projected to grow beyond the period covered by the long-range plan. The cash flow analysis requires judgment in our evaluation of the business and establishing an appropriate discount rate and terminal value to apply in the calculation. In selecting these and other assumptions for each business, we consider historical performance, forecasted operating results, general market conditions and industry considerations specific to the business. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. The sum of the calculated fair values of each reporting unit is then reconciled and compared to our total market capitalization, allowing for a reasonable control premium. If the discounted cash flow analysis yields a fair value estimate less than the reporting unit’s carrying value, we proceed to step two of the impairment process. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities of the reporting unit. The Company tested goodwill for impairment as of December 31, 2009 and 2008. There were no indicators of impairment at December 31, 2009. An impairment charge of $440,000 was recognized in the fourth quarter of 2008 for the Industrial Group, representing the Group’s entire goodwill balance. As of December 31, 2009 and 2008, the carrying value of goodwill for the Electronics Group was $6,900,000.

Deferred Revenue

Deferred revenue for the Electronics Group is recorded when payments are received in advance of achieving project milestones and is amortized into revenue based on the ratio of costs incurred to the Company’s estimate of total costs at completion. Deferred revenue for the Industrial Group is generally associated with the Dana Holding Corporation (DHC) settlement (Note 3) and will be amortized into income on a units-of-production basis over the term of the related supply agreement. See Notes 11 and 12 for the amount of deferred revenue included in accrued liabilities and other liabilities.

Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In 2009, the Company recognized an $880,000 valuation allowance against its deferred tax assets through income tax expense. In 2008, the Company recognized a $50,395,000 valuation allowance against its deferred tax assets. Of this total, $46,745,000 was recognized through income tax expense (i.e., offsetting tax benefit related to current year losses) and $3,650,000 was recognized through other comprehensive income (Note 19).

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

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with ASC 740, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes). The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net Revenue and Cost of Sales

Net revenue of products and services under commercial terms and conditions are recorded upon delivery and passage of title, or when services are rendered. Related shipping and handling costs, if any, are included in costs of sales. Net revenue under service-type contracts is recorded as costs are incurred.

Net revenue under long-term, fixed-price contracts with aerospace & defense companies and agencies of the U.S. Government is recognized upon shipment. Estimated contract profits are taken into earnings based on actual cost of sales for units shipped. Prior to a system conversion in 2009, estimated contract profits were recognized based on the ratio of costs incurred to estimated total costs at completion. The change from recognizing costs on an actual basis from an estimated basis did not have a material impact to our financial statements and result of operations. Amounts representing contract change orders or claims are included in revenue when such costs are invoiced to the customer.

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2009 and 2008, was $1,008,000 and $1,013,000, respectively. The Company’s warranty expense for the years ended December 31, 2009 and 2008 was $136,000 and $667,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of December 31, 2009 and 2008, the Company had deferred $1,558,000 and $476,000, respectively, related to extended warranties, which is included in other liabilities in the accompanying balance sheets.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, various departments or agencies of the U.S. Government, and aerospace & defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 67% and 42% of accounts receivable outstanding at December 31, 2009 and 2008, respectively are due from the Company’s three largest customers. More specifically, Dana Holding Corporation (DHC), Honeywell International, Inc. (Honeywell) and ArvinMeritor, Inc. (ArvinMeritor) comprise 41%, 14% and 12%, respectively, of December 31, 2009 outstanding accounts receivables. Similar amounts at December 31, 2008 were 29%, 2% and 11%, respectively.

The Industrial Group’s largest customers for the year ended December 31, 2009 were DHC and ArvinMeritor, which represented approximately 40% and 7%, respectively, of the Company’s total net revenue. DHC and ArvinMeritor were the Company’s largest customers for the year ended December 31, 2008, which represented approximately 43% and 11%, respectively, of the Company’s total net revenue. The Company recognized revenue from contracts with the U.S. Government and its agencies approximating 16% and 13% of net revenue for the years ended December 31, 2009 and 2008, respectively. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2009 or 2008.

Risks and Uncertainties

There are several risks and uncertainties relating to the global economy, weakened capital markets and the automotive industry that could materially affect the Company’s future financial performance and liquidity. These risks and uncertainties could result in decreased sales, limited access to credit, rising costs, increased competition, customer or supplier bankruptcies, delays in customer payment terms and acceleration of supplier payments, growing inventories and failure to meet debt covenants.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Collective Bargaining Agreements

Approximately 486, or 42% of the Company’s employees, all of which are in the Industrial Group, are covered by collective bargaining agreements. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 31 employees, or 3% of the Company’s workforce, expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement and represent approximately 351 employees, or 30% of the Company’s workforce.

Adoption of Recently Issued Accounting Standards

In 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which defined fair value, established a market-based framework or hierarchy for measuring fair value and expanded disclosures about fair value measurements. We partially adopted this standard in 2008, and fully adopted it in the first quarter of 2009. This standard is applicable whenever another accounting standard requires or permits assets and liabilities to be measured at fair value and did not expand or require any new fair value measures. The adoption of this standard did not have a material effect on our financial condition or results of operations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260-10-65). This update addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (EPS) pursuant to the two-class method described in the ASC guidance. A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this update is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. Under the terms of the Company’s restricted stock awards, grantees are entitled to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, the Company evaluated the impact of ASC 260-10-65 and determined that the impact was not material and determined the basic and diluted earnings per share amounts, as previously reported, are equivalent to the basic and diluted earnings per share amounts calculated under ASC 260-10-65.

In April 2009, the FASB staff issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 320-10-65). This update amends existing guidance, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This update also amends existing guidance, to require these disclosures in all interim financial statements. The adoption of this update did not have a material impact on disclosures in the Company’s consolidated financial statements.

In April 2009, the FASB staff issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10-65). This update provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. This update also includes guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). The adoption of this update in 2009 did not have a material impact on the Company’s consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Reclassifications

Certain amounts in the Company’s 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. See Note 2, Discontinued Operations.

(2) Discontinued Operations

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, for $39,000,000, of which $3,000,000 was deposited in an 18-month escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company. The Test & Measurement business provided technical services for the calibration, certification and repair of test & measurement equipment in and outside the U.S., and prior to the sale was a part of the Company’s Electronics Group. The Company used the proceeds of $34,000,000 from the sale to reduce the amounts outstanding under its Revolving Credit Agreement and Senior Notes.

The results of the Test & Measurement segment have been reported as discontinued operations in the consolidated statements of operations for all periods presented. In accordance with the provisions of ASC 205-20-45-6 (formerly Allocation of Interest to Discontinued Operations EITF 87-24), interest expense incurred on the debt required to be repaid from the net proceeds of the sale has been allocated to discontinued operations. During the years ended December 31, 2009 and 2008, interest expense allocated to discontinued operations was $2,455,000 and $2,253,000, respectively, based on the $34,000,000 in debt required to be repaid as a result of the transaction.

The key components of income from discontinued operations related to the Test & Measurement segment were as follows (in thousands):

	Years Ended December 31,
	2009	2008
	(Unaudited)
Net revenue	$41,126	$55,213
Cost of sales and operating expense	(38,504)	(53,265)
Allocated interest expense	(2,455)	(2,253)
Gain from disposition	12,917	—

Income before taxes	13,084	(305)
Income taxes	5,086	119

Income (loss) from discontinued operations	$7,998	$(186)

The following assets and liabilities of the Test & Measurement segment have been segregated and included in assets held for sale and liabilities held for sale, as appropriate, in the consolidated balance sheets (in thousands):

December 31,
2008
(Unaudited)
Accounts receivable, net	$6,527
Inventory, net	1,594
Other current assets	412
Property, plant and equipment, net	14,122
Goodwill	6,937

Total assets	$29,592

Accounts payable	$2,459
Accrued and other liabilities	1,070

Total liabilities	$3,529

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(3) Dana Settlement Agreement

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

Sypris recorded the Claim at the estimated fair value on August 7, 2007 in accordance with ASC 845-10 (formerly APB 29, Accounting for Nonmonetary Transactions). Since Dana was still in bankruptcy at that date, the estimated fair value for the Claim was calculated by estimating the aggregate residual value of Dana (the “Dana Residual Value”) available to all unsecured claim holders in the bankrupt Dana estate in relation to the aggregate amount of eligible unsecured claims (the “Eligible Claims”), which included Sypris’ Claim for $89,900,000. The Dana Residual Value was calculated by applying a peer-group based market multiple to Dana’s expected earnings before interest, taxes, depreciation, amortization and restructuring charges (EBITDAR), as adjusted for certain specific values associated with Dana’s Chapter 11 restructuring plan to arrive at a gross enterprise value. Dana’s anticipated net debt, convertible preferred shares and minority interests were deducted from gross enterprise value to arrive at the Dana Residual Value. Sypris initially estimated the Dana Residual Value at $2,556,800,000 and the Eligible Claims at $3,000,000,000. The ratio of Dana Residual Value to Total Claims of 85% ($2,556,800,000 divided by $3,000,000,000) represented the expected recovery rate for the Eligible Claims. Sypris applied the estimated 85% recovery rate to its Claim of $89,900,000, resulting in an estimated fair value of $76,483,000 for the Claim.

Sypris allocated the estimated fair value of $76,483,000 to the commercial issues under each of the five elements related to the Claim. Sypris established the criteria for revenue recognition of each element of the Claim in accordance with ASC 605-10-99 (formerly Staff Accounting Bulletin 104, Revenue Recognition). In accordance with ASC 605-10-99, each of those items which required the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The claim entitled the Company to receive an initial distribution of 3,090,408 shares of common stock in Dana Holding Corporation (“DHC”), the right to participate in additional distributions of reserved shares of common stock of DHC if certain disputed matters are ultimately resolved for less than Dana’s reserves for those matters (estimated by the Company to represent an additional 739,000 shares) and the right to receive a distribution of cash of $6,891,000.

Dana emerged from bankruptcy on January 31, 2008, and on February 1, 2008, the newly issued shares of DHC began trading on the New York Stock Exchange. On February 11, 2008, the Company received its initial distribution of common stock (3,090,408 shares), and on March 18, 2008 the Company received its cash distribution totaling $6,891,000. On April 21, 2008, July 30, 2008 and October 10, 2008, the Company received 114,536, 152,506 and 384,931 of DHC common shares, respectively.

The aforementioned cash distribution of $6,891,000 was recorded as a reduction in the Company’s $76,483,000 recorded fair value basis in the Claim. The remaining balance of the $69,592,000 was equivalent to approximately $18.17 per share of DHC common stock, based on the number of DHC shares that the Company expected to receive in consideration for the Claim. This amount represented the Company’s cost basis in the initial distribution of DHC common stock and the stock to be received as consideration for the Claim. For the first quarter of 2008, the $69,592,000 was allocated on a pro rata basis as follows: $56,162,000 was attributed to an initial distribution of 3,090,408 shares received by the Company on February 11, 2008, and the remaining $13,430,000 was attributed to the expected subsequent distribution of approximately 739,000 shares. For the second quarter of 2008, the remaining $13,430,000 in recorded fair value was further allocated on a pro rata basis as follows: $2,081,000 was attributed to 114,536 additional shares actually received on April 21, 2008 and the remaining $11,349,000 was attributed to the expected subsequent distribution of approximately 624,000 shares. For the third quarter of 2008, the remaining $11,349,000 in recorded fair value was further allocated on a pro rata basis as follows: $2,771,000 was attributed to 152,506 additional shares actually received on July 30, 2008 and the remaining $8,578,000 was attributed to the expected subsequent distribution of approximately 472,000 shares. All of these allocations were based on $18.17 per share – the Company’s estimated cost basis in the shares based on the fair value of the claim when received and affirmed by the court. There was no change in the number of shares expected to be received in the aggregate during this period. As of December 31, 2009, the Company has received approximately 98% of the total common shares it expects to receive.

At the end of each of the first three quarters of 2008, the Company analyzed whether declines in the quoted market prices of DHC common stock were temporary or “other-than-temporary,” in accordance with the factors outlined in ASC 820-10 (formerly SFAS No. 157) and ASC 320-10-99 (formerly SAB Topic 5M). As of March 30, 2008 and June 29, 2008 (the end of our first and second quarters), the economy had been sluggish as a result of a weak housing market and rising fuel costs. However, the commercial vehicle markets were still expected to rebound in late 2008 in anticipation of CAFE emission standards changes effective January 1, 2010, which generally drive substantial replacement fleet sales. In addition to a cyclical weakening in the economy, management believed DHC’s capital structure upon emergence from bankruptcy was temporarily distorting its stock price. At emergence, the majority of DHC’s stockholders were unsecured creditors who were not natural holders of DHC common stock. This was believed to be causing temporary downward pressure on the stock price as those stockholders began liquidating their holdings. Additionally, approximately one-third of DHC stockholders at the end of the first quarter of 2008 were holders of Series A or B Preferred stock and could not trade the stock for the first six months following emergence due to contractual “lock up” restrictions. Furthermore, many equity mutual funds, who would be the likeliest natural holders of DHC stock, are restricted by their investment policies from purchasing stock in businesses that have recently emerged from bankruptcy. This was believed to create a temporary, but very negative, market environment for DHC stock, continuing through the first half of 2008. As these restrictions were lifted, the demand for the stock was expected to increase along with the price.

Economic volatility and highly erratic market pricing behavior continued throughout the third quarter at historically unprecedented levels. On September 18, 2008, the Commission issued Release No. 34-58592, “EMERGENCY ORDER PURSUANT TO SECTION 12(k)(2) OF THE SECURITIES EXCHANGE ACT OF 1934 TAKING TEMPORARY ACTION TO RESPOND TO MARKET DEVELOPMENTS” (the “Emergency Order”). Among other things, the Commission’s Emergency Order made it temporarily illegal to engage in certain short sales of a number of specified companies. Three days later, the Emergency Order was amended to allow the

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

stock market exchanges to designate additional companies whose stock could not be “shorted,” As of September 28, 2008 (the end of our third quarter), the commercial vehicle and automotive sectors of the stock market were in severe turmoil, despite the fact that automotive sales volumes were still expected to rebound somewhat in the fourth quarter of 2008, and crude oil prices, which had peaked early in the third quarter at over $140 per barrel, were trading in the high $60’s per barrel in October.

In this environment, the Company’s management strongly believed that commercial vehicle and automotive stocks had been speculatively oversold and that the government’s intervention, including the passage of the $700 billion Troubled Asset Relief Program, would rapidly free up liquidity for banks in the fourth quarter, resulting in a dramatic improvement in the overall market as stock prices returned to levels that reflected fundamental values. In particular, the automotive sector and its supply chain had received or were targeted to receive substantial financial support from the government, which was expected to have a positive cascading impact on automotive suppliers in the future. Based upon these factors, and the Company’s willingness and financial ability to hold the DHC stock until the expected recovery in valuations, we continued to assess the impairment in DHC stock as a temporary phenomenon, and accordingly, the Company reported the differences between DHC’s stock price on the last day of each quarter and the initial estimated fair value of $18.17 as “other comprehensive loss” for that quarter. As a result, the carrying value of the investment at the end of each fiscal quarter was recorded at the fair market value at each respective date in accordance with ASC 320-10 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities).

During the fourth quarter of 2008, the Company initially continued to believe that the severe turmoil in the financial markets was a temporary phenomenon and that DHC stock in particular had been speculatively oversold in a manner that did not reflect its fundamental value, which was still believed to be supportive of the Company’s recorded value of $18.17 per share. When the Company received an additional distribution of 384,931 shares of DHC stock on October 10, 2008, $6,995,000 of the remaining $8,578,000 in recorded value was attributed to those shares, while the final $1,583,000 in recorded value was attributed to the approximately 87,000 in additional shares (which the Company still expects to receive).

As the fourth quarter progressed, the financial markets continued to decline and DHC announced that it was revising its 2008 earnings before interest, taxes, depreciation and amortization (EBITDA) outlook down approximately 40% from its Plan of Reorganization and projected significantly lower revenues for 2009 than previously disclosed. The market reacted negatively to this news and DHC’s stock price plummeted to $0.74 per share by the end of December. As a result of the severity and duration of the decline in fair value of the DHC stock and the financial condition and near-term prospects of DHC, the Company determined that its investment in DHC common stock was other-than-temporarily impaired as of December 31, 2008. Accordingly, the Company recorded a $66,758,000 impairment charge during the fourth quarter. The non-cash impairment was based on DHC’s closing stock price of $0.74 per share on December 31, 2008.

At December 31, 2009, the Company’s right to participate in additional distributions of DHC common stock, presently estimated to be 87,000 additional shares, is carried at $64,000 in other assets. Had these shares been received at December 31, 2009, the Company would have recorded an $879,000 unrealized holding gain to other comprehensive loss.

During the fourth quarter 2009, the Company liquidated its holdings in DHC common stock for approximately $21,024,000 in net cash proceeds. The Company recognized a gain of $18,255,000 on the sale.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

4) Restructuring, Impairments and Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton, Ohio facility, significant reductions in the workforce in its Marion, Ohio facility and the integration of its Electronics Group subsidiaries. The purpose of the restructuring program is to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis. The restructuring activities are expected to result in $25,000,000 in annual savings. The activities generating the expected savings are from the following: i) annual savings of $12,500,000 from current and potential facility closings, ii) annual savings of $7,500,000 from operational efficiencies, iii) annual savings of $3,000,000 from product costing changes implemented during the first quarter of 2009, and iv) annual savings of $2,000,000 from various quality improvement initiatives implemented during 2009. The Company expects to substantially complete its program by the end of 2010. As a result of these initiatives, the Company recorded a restructuring charge of $7,696,000, or $0.42 per diluted share, and $45,086,000, or $2.45 per diluted share in 2009 and 2008, respectively. Of the $7,696,000 recorded, $4,014,000 was recorded within the Industrial Group and $3,682,000 was recorded within the Electronics Group. Of these costs, $977,000 was for severance and benefit-related costs, $1,696,000 was for deferred contract costs write-offs, $1,625,000 related to equipment relocation costs, $1,336,000 represented non-cash impairment costs and $2,061,000 represented other costs, primarily related to IT and process reengineering consultants. Of the expected aggregate $54,697,000 of pre-tax costs for the total program, the Company expects $15,181,000 will be cash expenditures, the majority of which has been spent at December 31, 2009.

The total pre-tax costs of $54,697,000 expected to be incurred includes $23,108,000 within the Industrial Group and $31,589,000 within the Electronics Group. The Company expects to incur additional pre-tax costs of $1,915,000 as outlined in the table below, including approximately $1,165,000 within the Industrial Group and $750,000 within the Electronics Group.

A summary of the pre-tax restructuring charges is as follows (in thousands):

	Total Program	Recognized as of December 31, 2009	Remaining Costs to be Recognized
Severance and benefit-related costs	$3,700	$3,700	$—
Asset impairments	13,517	13,517	—
Deferred contract costs write-offs	17,798	17,798	—
Inventory related charges	7,895	7,895	—
Equipment relocation costs	2,428	1,864	564
Asset retirement obligations	1,501	1,501	—
Contract termination costs	3,209	3,209	—
Other	4,649	3,298	1,351

	$54,697	$52,782	$1,915

A summary of restructuring activity and related reserves at December 31, 2009 is as follows (in thousands):

	Accrued Balance at December 31, 2008	2009 Charge	Cash Payments or Asset Write-Offs	Accrued Balance at Dec 31, 2009
Severance and benefit related costs	$2,045	$977	$(2,811)	$211
Asset impairments	—	1,336	(1,336)	—
Deferred contract costs write-offs	—	1,696	(1,696)	—
Equipment relocation costs	—	1,625	(1,625)	—
Asset retirement obligations	1,500	1	(106)	1,395
Contract termination costs	3,141	—	(2,223)	918
Other	—	2,061	(2,061)	—

	$6,686	$7,696	$(11,858)	$2,524

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of total charges by reportable segment is as follows (in thousands):

	Industrial Group	Electronics Group	Total
Severance and benefit-related costs	$2,554	$1,146	$3,700
Asset impairments	13,517	—	13,517
Deferred contract costs write-offs	—	17,798	17,798
Inventory related charges	—	7,895	7,895
Equipment relocation costs	1,864	—	1,864
Asset retirement obligations	1,501	—	1,501
Contract termination costs	1,868	1,341	3,209
Other	639	2,659	3,298

	$21,943	$30,839	$52,782

Severance and benefit-related costs tied to workforce reductions were recorded in accordance with ASC 420-10 (formerly SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 112, Employers’ Accounting for Postemployment Benefits). Under ASC 420-10, one-time termination benefits that are conditioned on employment through a certain transition period are recognized ratably between the date employees are communicated the details of the one-time termination benefit and their final date of service. Accordingly, the Company recorded $977,000 in 2009 and $2,723,000 in 2008.

The Company evaluates its long-lived assets for impairment when events or circumstances indicate that the carrying value may not be recoverable in accordance with ASC 360-10-35 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). The Company’s strategic decision to close or reduce the activities of certain facilities and transfer production among other facilities led to a $1,336,000 non-cash impairment charge in 2009 and a $12,181,000 non-cash charge in 2008. The charges were based on the excess of carrying value of certain assets not expected to be redeployed over their respective fair value. Fair values for these assets were determined based on appraisals and discounted cash flow analyses. The additional charges in 2009 were for assets originally expected to be redeployed to other locations but later determined to not be economically or strategically desirable to move. For assets to be redeployed to other Company locations, the Company incurred $1,625,000 in relocation costs in 2009 and $239,000 in 2008. An additional $564,000 of cost is expected to be incurred early in 2010. The Company had originally estimated that total relocation costs would approximate $4,179,000. However, the Company determined that it would not be desirable to relocate certain equipment, and these assets were later impaired.

Forecasted volumes for one of the Company’s link encryption products was significantly reduced during the fourth quarter of 2008 due to revised demand estimates from the National Security Agency. The Company had incurred and deferred over $20,000,000 in pre-contract costs since 2005. Based on this revision in demand, the Company recorded a non-cash charge of $1,696,000 in 2009 and $16,102,000 in 2008, to write off a portion of these deferred contract costs in accordance with ASC 605-35 (formerly Statement of Position No. 81-1, Accounting for Performance of Construction-Type Contracts). Additionally, as a result of integration efforts within the Electronics Group and the exit from certain other non-core product lines, the Company recorded non-cash inventory charges totaling $7,895,000 for inventory determined to be excess or obsolete as of December 31, 2008.

Asset retirement obligations recorded during 2008 related to the expected closures of two Industrial Group facilities (although the Marion, Ohio facility closure has not occurred and continues to operate under strategic review). Although the Company is indemnified for major environmental conditions that existed prior to the acquisition of these facilities, certain other matters, including emptying residual chemicals from remaining storage tanks, purging operating pipelines within the facilities, and filling pits following the relocation of strategic operating equipment to other facilities, remain the responsibility of the Company. Such costs are estimated to be $1,501,000, of which $106,000 was expended during 2009.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(5) Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2009	2008
Commercial	$35,854	$32,068
U.S. Government	2,820	6,526

	38,674	38,594
Allowance for doubtful accounts	(357)	(426)

	$38,317	$38,168

Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 2009 and 2008, of $2,820,000 and $5,820,000 respectively.

(6) Inventory

Inventory consists of the following (in thousands):

	December 31,
	2009	2008
Raw materials, including perishable tooling of $0 and $737 in 2009 and 2008, respectively	$3,916	$5,362
Work in process	5,933	8,366
Finished goods	2,899	7,742
Costs relating to long-term contracts and programs, net of amounts attributed to revenue recognized to date	17,288	27,595
Progress payments related to long-term contracts and programs	—	(781)
Reserve for excess and obsolete inventory	(994)	(909)

	$29,042	$47,375

(7) Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2009	2008
Deferred contract costs	$1,463	$3,841
Prepaid expenses	1,296	3,462
Other	3,647	4,294

	$6,406	$11,597

Included in other current assets are deferred taxes and income taxes refundable for the Company’s Mexican subsidiary and other items, none of which exceed 5% of total current assets.

(8) Investment in Marketable Securities

The Company’s investment in marketable securities at December 31, 2008 consisted exclusively of shares in DHC common stock. The Company’s investment in DHC common stock was classified as an available-for-sale security and measured at fair value as determined by a quoted market price (a level 1 valuation under ASC 820-10). At December 31, 2008, the Company owned 3,742,381 common shares of DHC with a market value of $0.74 per share. Due to the significant decline in the financial markets during the fourth quarter and DHC’s lower earnings projections reported during the fourth quarter, the Company determined that its investment in DHC common stock was other-than-temporarily impaired. Accordingly, the Company recorded a $66,758,000 non-cash impairment charge during the fourth quarter of 2008.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The fair value of the shares was valued based on quoted market prices in active markets for identical shares at December 31, 2008. During the fourth quarter 2009, the Company liquidated its holdings in DHC common stock for approximately $21,024,000 in net cash proceeds. The Company recognized a gain of approximately $18,255,000 on the sale.

The following table summarizes marketable securities as of December 31, 2008 (in thousands):

	Basis	Gross Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Fair Value At Quoted Prices in Active Markets (Level 1)
Marketable securities, December 31, 2008	$2,769	$—	$—	$2,769

(9) Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2009	2008
Land and land improvements	$3,789	$3,747
Buildings and building improvements	26,796	26,674
Machinery, equipment, furniture and fixtures	167,121	174,907
Construction in progress	3,683	4,116

	201,389	209,444

Accumulated depreciation	(121,109)	(118,347)

	$80,280	$91,097

Depreciation expense totaled approximately $15,076,000 and $20,961,000 for the years ended December 31, 2009 and 2008, respectively. In addition, there were capital expenditures of approximately $46,000 and $634,000 included in accounts payable or accrued liabilities at December 31, 2009 and 2008, respectively.

(10) Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2009	2008
Intangible assets:
Gross carrying value:
Industrial Group	$800	$800
Electronics Group	125	125

Total gross carrying value	925	925
Accumulated amortization:
Industrial Group	(504)	(415)
Electronics Group	(85)	(60)

Total accumulated amortization	(589)	(475)

Intangible assets, net	336	450
Deferred tax assets, net	7,373	8,395
Prepaid benefit cost	62	9
Other	2,549	3,247

	$10,320	$12,101

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Intangible assets consist primarily of long-term supply agreements in the Industrial Group and software rights in the Electronics Group. The weighted average amortization period for intangible assets was 8 years at December 31, 2009 and 2008. Deferred tax assets, net relate to the Company’s Mexico operations and resulted primarily from deferred revenue related to the DHC settlement agreement. Other at December 31, 2009 includes unamortized loan costs for the Revolving Credit Agreement and Senior Notes of approximately $442,000 and $315,000, respectively. Unamortized loan costs at December 31, 2008 were $267,000 and $614,000, respectively. Amortization expense for intangible assets and loan costs is expected to be $489,000, $478,000, $97,000 and $89,000 in each of the four fiscal years subsequent to December 31, 2009, respectively.

Based upon the decision to integrate the Sypris Data Systems division into the Sypris Electronics division to extract synergies within the Electronics Group, the Company performed a review of various product lines and strategically decided to phase out several products within the Electronics Group. As a result, the Company determined that the remaining intangible asset balances associated with the product lines to be discontinued were impaired and recorded a non-cash impairment charge of $275,000 for the year ended December 31, 2008. The charges are included within restructuring expense, net in the consolidated statement of operations.

(11) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Salaries, wages, employment taxes and withholdings	$3,608	$1,323
Employee benefit plans	2,515	5,086
Income, property and other taxes	1,435	996
Deferred revenue	6,521	7,313
Restructuring accruals	2,524	6,686
Other	5,676	6,534

	$22,279	$27,938

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities. Deferred revenue at December 31, 2009 and 2008 includes $6,111,000 and $6,844,000, respectively, related to the Dana settlement.

(12) Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Deferred revenue	$31,433	$36,938
Noncurrent pension liability	8,504	8,790
Other	2,023	1,414

	$41,960	$47,142

Included in other liabilities is deferred compensation and other items, none of which exceed 5% of total liabilities. Deferred revenue at December 31, 2009 and 2008 relates to components of the Dana settlement, which will be amortized through 2014.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(13) Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2009	2008
Revolving Credit Agreement	$10,000	$43,000
Senior notes	13,305	30,000

	23,305	73,000
Less current portion	4,000	—

	$19,305	$73,000

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

On October 26, 2009, the Company amended its Revolving Credit Agreement and Senior Notes agreements. The Loan Amendment extends the maturity date of the Revolving Credit Agreement from January 15, 2010 through January 15, 2012, while the Note Amendments implement the same maturity date for the Senior Notes. The Company used certain net proceeds from the sale of the Test & Measurement business and of the Company’s holdings of DHC common stock to reduce the lending commitments under the Revolving Credit Agreement from $50,000,000 to approximately $20,965,000 and under the Senior Notes from $30,000,000 to approximately $13,305,000. The Amendments substituted new financial covenants regarding: quarterly minimum net worth and liquidity levels, cumulative quarterly “EBITDAR” levels (earnings before interest, taxes, depreciation, amortization and restructuring costs), cumulative quarterly fixed charge ratios and cumulative quarterly debt to EBITDAR ratios, among others. The Amendments also commit the Company to obtain the consent of the Banks and the Noteholders before making any dividend payments and impose certain fees and interest rate increases. To the extent that marketable securities or other collateral is sold outside of the ordinary course of business, the Amendments also provide for certain prepayments to the Banks and the Noteholders.

As a result of the aforementioned modifications, the Company deferred $1,123,000 of loan costs, which are being amortized from other assets in the consolidated balance sheets.

At December 31, 2009, the Company had total availability for borrowings and letters of credit under the Revolving Credit Agreement of $8,674,000 along with an unrestricted cash balance of $15,608,000, which provides for total cash and borrowing capacity of $24,282,000. Approximately $3,833,000 of the unrestricted cash balance relates to the Company’s Mexican subsidiaries. Standby letters of credit up to a maximum of $15,000,000 may be issued under the Revolving Credit Agreement of which $2,291,000 and $1,963,000 were issued at December 31, 2009 and 2008, respectively.

The weighted average interest rate for outstanding borrowings at December 31, 2009 was 8.6%. The weighted average interest rates for borrowings during the years ended December 31, 2009 and 2008 were 7.4% and 6.3%, respectively. Interest incurred during the years ended December 31, 2009 and 2008 totaled approximately $6,795,000 and $4,447,000, respectively, including amounts allocated to discontinued operations. The Company had no capitalized interest in 2009 or 2008. Interest paid during the years ended December 31, 2009 and 2008 totaled approximately $4,714,000 and $3,954,000, respectively.

Based on the current forecast for 2010, the Company expects to be able to meet the financial covenants of its amended debt agreements and has sufficient liquidity to finance its operations. Although the Company believes the assumptions underlying its current forecast are realistic, the Company has considered the possibility of even lower revenues and other risk factors such as its ability to execute its current restructuring plans. If the Company experiences lower revenues than anticipated, the Company believes it can still comply with the amended debt covenants and satisfy the liquidity needs of the business during 2010. However, there is a high degree of instability in the current environment, and it is possible that certain scenarios would result in the Company’s non-compliance with financial covenants under the Revolving Credit Facility and Senior Notes.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Based upon the Company’s current level of operations, and its 2010 business plan, the Company believes that cash flow from operations, available cash and available borrowings under its amended credit agreements will be adequate to meet its liquidity needs for at least the next twelve months.

The Revolving Credit Agreement and Senior Notes are secured by substantially all domestic assets of the Company and a security interest in the stock of its foreign affiliates.

(14) Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying value for the Senior Notes approximates fair value at December 31, 2009, given the agreement was signed in during the fourth quarter of 2009. The carrying amount of debt outstanding at December 31, 2009 and 2008 under the Credit Agreement approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

(15) Employee Benefit Plans

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

	Years ended December 31,
	2009	2008
Service cost	$52	$77
Interest cost on projected benefit obligation	2,357	2,469
Net amortizations and deferrals	759	80
Expected return on plan assets	(2,340)	(3,504)

	$828	$(878)

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

	December 31,
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$38,914	$41,207
Service cost	52	77
Interest cost	2,357	2,469
Actuarial loss (gain)	2,728	(2,201)
Benefits paid	(2,628)	(2,638)

Benefit obligation at end of year	$41,423	$38,914

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2009	2008
Change in plan assets:
Fair value of plan assets at beginning of year	$29,838	$40,637
Actual return on plan assets	5,590	(8,161)
Company contributions	98	—
Benefits paid	(2,628)	(2,638)

Fair value of plan assets at end of year	$32,898	$29,838

Underfunded status of the plans	$(8,525)	$(9,076)

Balance sheet assets (liabilities):
Other assets	$62	$9
Accrued liabilities	(83)	(295)
Other liabilities	(8,504)	(8,790)

Net amount recognized	$(8,525)	$(9,076)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$39,907	$38,864
Accumulated benefit obligation	39,829	38,782
Fair value of plan assets	31,319	29,779

Projected benefit obligation and net periodic pension cost assumptions:
Discount rate	6.35%	5.80%
Rate of compensation increase	4.00	4.00
Expected long-term rate of return on plan assets	8.25	8.25

Weighted average asset allocation:
Equity securities	59%	52%
Debt securities	41	48

Total	100%	100%

Investments in our defined benefit plans are stated at fair value. The fair values of our pension plan assets as of December 31, 2009, are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset categories:
Cash & cash equivalents	$342	$—
Equity investments:
U.S. Large Cap	—	13,686
U.S. Mid Cap	948	—
U.S. Small Cap	816	—
World Equity	3,837	—
Fixed income securities	13,269	—

Total Plan Assets	$19,212	$13,686

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2010 ranges from $100,000 to $300,000, which represents the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2009 and 2008 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 55-65% and fixed income securities ranging 35-45% of total investments.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Accumulated other comprehensive loss at December 31, 2009 includes the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $307,000 and unrecognized actuarial losses of $16,149,000. The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2010 is $562,000.

At December 31, 2009, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2010	$3,242
2011	3,259
2012	3,306
2013	3,283
2014	3,253
2015-2019	15,836

$32,179

The Company sponsors a defined contribution plan (the Defined Contribution Plan) for substantially all employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions and provide discretionary contributions. Effective March 16, 2009, the Company suspended the participant match for all participants other than those covered by a union contract. Contributions to the Defined Contribution Plan in 2009 and 2008 totaled approximately $587,000 and $1,780,000, respectively.

The Company has self-insured medical plans (the Medical Plans) covering substantially all domestic employees. The number of employees participating in the Medical Plans was approximately 696 and 1,395 at December 31, 2009 and 2008, respectively. The Medical Plans limit the Company’s annual obligations to fund claims to specified amounts per participant. The Company is adequately insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2009 and 2008, the Company charged approximately $6,820,000 and $10,364,000, respectively, to operations related to medical claims incurred and estimated, reinsurance premiums, and administrative costs for the Medical Plans.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans related to continuing operations totaled approximately $212,000 and $180,000 in 2009 and 2008, respectively. The aggregate benefit plan assets and accumulated benefit obligation of these plans are not significant.

(16) Commitments and Contingencies

The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009 are as follows (in thousands):

2010	$2,394
2011	2,467
2012	1,848
2013	1,793
2014	1,526
2015 and thereafter	2,786

$12,814

Rent expense for the years ended December 31, 2009 and 2008 totaled approximately $3,733,000 and $6,316,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2009, the Company had outstanding purchase commitments of approximately $13,037,000 primarily for the acquisition of inventory and manufacturing equipment.

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

(17) Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and performance-based stock options (Target Options). A total of 3,000,000 shares of common stock were reserved for issuance under the 2004 Equity Plan. The aggregate number of shares available for future grant as of December 31, 2009 and 2008 was 725,972 and 1,189,741, respectively.

On August 1, 2005, the Company first issued restricted shares under the 2004 Equity Plan, including certain shares subject to performance requirements (Performance Restricted Stock). The 2004 Equity Plan provides for restrictions which lapse after one, two, three or four years for certain grants or for certain other shares, one-third of the restriction is removed after three, five and seven years, respectively. During the restricted period, which is commensurate with each vesting period, the recipients has the right to receive dividends and voting rights for the shares. Generally, if a recipient leaves the Company before the end of the restricted period or if performance requirements, if any, are not met, the shares will be forfeited.

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

	Years ended December 31,
	2009	2008
Expected life (years)	4.0	3.5
Expected volatility	65.5%	46.9%
Risk-free interest rates	1.97%	2.43%
Expected dividend yield	—	2.96%

On March 31, 2008, the Company offered eligible participants, including executive officers and directors of the Company, the opportunity to surrender certain vested outstanding, unexercised stock options which have exercise prices greater than $4.31 per share (the market value of a share of the Company’s common stock on

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

A summary of the restricted stock activity is as follows (excluding performance restricted stock):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2009	485,802	$7.20
Granted	721,000	0.88
Vested	(106,021)	6.88
Forfeited	(179,861)	3.59

Nonvested shares at December 31, 2009	920,920	$2.99

The total fair value of shares vested during 2009 and 2008 was $183,000 and $71,000, respectively. In conjunction with the vesting of restricted shares and payment of taxes thereon, the Company received into treasury 21,492 and 6,502 restricted shares, respectively, at an average price of $1.41 and $3.40 per share, respectively, the closing market price on the date the restricted stock vested. Such repurchased shares were immediately cancelled.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of the performance restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2009	414,844	$6.01
Forfeited	(374,351)	6.03

Nonvested shares at December 31, 2009	40,493	$5.80

The following table summarizes option activity for the year ended December 31, 2009:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,100,277	$7.13
Granted	335,000	0.88
Forfeited	(63,546)	6.22
Expired	(145,456)	7.33

Outstanding at December 31, 2009	1,226,275	$5.45	2.90	$—

Exercisable at December 31, 2009	636,425	$7.83	1.71	$—

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2009 and 2008 was $0.51 and $1.08 per share, respectively. There were no options exercised in 2009 or 2008.

As of December 31, 2009, there was $1,729,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of option shares vested was $432,000 and $1,473,000 during the years ended December 31, 2009 and 2008, respectively.

(18) Stockholders’ Equity

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

As of December 31, 2009, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in connection with the adoption of the stockholder rights plan. There are no shares of Series A Preferred Stock currently outstanding. The holders of Series A Preferred Stock will have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company’s dissolution. The shares of Series A Preferred Stock shall not be redeemable. However, the Company may purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of comprehensive income (loss), net of tax, are as follows for the periods indicated (in thousands):

	Years ended December 31,
	2009	2008
Net income (loss)	$2,690	$(130,556)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,233	(6,464)
Pension adjustments – U.S.	1,281	(9,384)
Pension adjustments – Mexico	43	47

Total comprehensive income (loss)	$5,247	$(146,357)

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2009	2008
Foreign currency translation adjustments	$(4,704)	$(5,937)
Employee benefit related adjustments, net of tax of $2,512 – U.S.	(12,049)	(13,330)
Employee benefit related adjustments – Mexico	(434)	(477)

Accumulated other comprehensive loss	$(17,187)	$(19,744)

For the years ended December 31, 2009 and 2008, other expense, net includes foreign currency remeasurement gains of $15,000 and losses of $1,939,000, respectively.

(19) Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of loss from continuing operations before taxes are as follows (in thousands):

	Years ended December 31,
	2009	2008
Domestic	$(21,915)	$(97,023)
Foreign	13,447	(34,714)

	$(8,468)	$(131,737)

The components of income tax (benefit) expense applicable to continuing operations are as follows (in thousands):

	Years ended December 31,
	2009	2008
Current:
Federal	$—	$(631)
State	198	100
Foreign	529	557

Total current income tax expense	727	26

Deferred:
Federal	(3,003)	(418)
State	(518)	(76)
Foreign	(366)	(899)

Total deferred income tax benefit	(3,887)	(1,393)

	$(3,160)	$(1,367)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Income tax expense/benefit for each year is allocated to continuing operations, discontinued operations, extraordinary items, other comprehensive income, the cumulative effects of accounting changes, and other charges or credits recorded directly to shareholders’ equity. ASC 740-20-45 Income Taxes, Intraperiod Tax Allocation, Other Presentation Matters (formerly FAS 109 Accounting for Income Taxes, Par.140) includes an exception to the general principle of intraperiod tax allocations. The codification source states that the tax effect of pretax income or loss from continuing operations generally should be determined by a computation that considers only the tax effects of items that are included in continuing operations. The exception to that incremental approach is that all items (i.e. extraordinary items, discontinued operations, etc.) be considered in determining the amount of tax benefit that results from a loss from continuing operations and that benefit should be allocated to continuing operations. That is, when a company has a current period loss from continuing operations, management must consider income recorded in other categories in determining the tax benefit that is allocated to continuing operations. This includes situations in which a company has recorded a full valuation allowance at the beginning and end of the period, and the overall tax provision for the year is zero. The intraperiod tax allocation is performed once the overall tax provision has been computed and allocates that provision to various income statement (continuing operations, discontinued operations), OCI and balance sheet captions. While the intraperiod tax allocation does not change the overall tax provision, it results in a gross-up of the individual components. Additionally, tax jurisdictions must be considered separately; therefore the allocation to the U.S. and Mexico must be looked at separately.

As the Company experienced a loss from continuing operations in the U.S. for the year ended December 31, 2009 and income from discontinued operations due to the sale of Sypris Test & Measurement during 2009, the Company has allocated income tax expense against the discontinued operations income in 2009 and 2008 using a 38.9% effective tax rate. Income tax benefit related to continuing operation for the years ended December 31, 2009 and 2008 includes a benefit of $5,085,000 and $119,000, respectively, due to the required intraperiod tax allocation. Conversely, income from discontinued operations for the years ended December 31, 2009 and 2008 include charges of $5,085,000 and $119,000, respectively. The Company does not expect any U.S. federal taxes to be paid for 2009 given the available NOL carryforwards for U.S. federal tax purposes.

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. Federal and state income taxes paid in the U.S. during 2009 and 2008 totaled $150,000 and $39,000, respectively. Foreign income taxes paid during 2009 and 2008 totaled $301,000 and $12,703,000, respectively. Foreign refunds received in 2009 were $2,869,000, while no refunds were received in 2008. No federal refunds were received in 2009 or 2008. At December 31, 2009, the Company had $71,476,000 of federal net operating loss carryforwards available to offset future federal taxable income, which will expire in various amounts from 2024 to 2029. At December 31, 2009, the Company had $23,030,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida. Such carryforwards reflect income tax losses incurred which will expire on December 31 of the following years (in thousands):

2010	$560
2011	5,999
2018	464
2026	627
2027	3,520
2028	8,316
2029	3,544

$23,030

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following is a reconciliation of income tax benefit applicable to continuing operations to that computed by applying the federal statutory rate to loss from continuing operations before income taxes (in thousands):

	Years ended December 31,
	2009	2008
Federal tax benefit at the statutory rate	$(2,964)	$(46,108)
Current year permanent differences	108	(337)
State income taxes, net of federal tax impact	(303)	(3,432)
Deemed dividend from foreign subsidiary	4,026	—
Change in estimate of tax contingencies	—	(996)
Effect of tax rates of foreign subsidiaries	(1,633)	2,569
Currency translation effect on temporary differences	(467)	—
Provision to return reconciliation	(154)	72
Valuation allowance	(1,591)	46,745
Other	(182)	120

	$(3,160)	$(1,367)

As discussed in Notes 2 and 8, the Company liquidated its holding in DHC common stock for $21,024,000 in net cash proceeds during the fourth quarter. The Company’s Mexican subsidiary recorded an intercompany receivable for $11,504,000, which represented its share of the sale proceeds. However, all cash proceeds remained in the U.S., including the portion allocated to the Mexican subsidiary, therefore the intercompany receivable is reportable as a foreign deemed dividend in the U.S. as Subpart F income under IRS Section 956. The $11,504,000 deemed dividend was included in the calculation of 2009 U.S. taxable income (see $4,026,000 amount in the above reconciliation). The current tax that would be payable as a result of this dividend will be applied against existing U.S. net operation loss carryforwards. This item is not considered to be a temporary difference and no deferred taxes were calculated on this item. Future cash distributions from the Mexican subsidiary to the U.S. will be excluded from taxable income up to the amount of this deemed dividend reported in 2009.

Deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Compensation and benefit accruals	$2,631	$3,407
Inventory valuation	7,606	4,682
Federal and state net operating loss carryforwards	29,176	25,329
Deferred revenue	2,389	8,641
Accounts receivable allowance	139	178
Contract provisions	138	2,989
Defined benefit pension plan	2,696	2,926
Foreign deferred revenue and other provisions	17,091	19,751
AMT credits	431	431
Other	1,537	340

	63,834	68,674
Domestic valuation allowance	(40,865)	(40,483)
Foreign valuation allowance	(7,441)	(9,912)

Total deferred tax assets	15,528	18,279
Deferred tax liabilities:
Depreciation	(5,878)	(8,440)

Total deferred tax liabilities	(5,878)	(8,440)

Net deferred tax asset	$9,650	$9,839

ASC 740, Income taxes, (formerly SFAS No. 109, Accounting for Income Taxes), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

realized. The loss incurred in the year ended December 31, 2009, and the net cumulative loss for the current and prior two years, represents negative evidence under the provisions of ASC 740 requiring the Company to establish a valuation allowance against domestic deferred tax assets. This valuation allowance offsets assets associated with future tax deductions, carryforward items and impairment of marketable securities. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and certain non-U.S. tax benefits.

The Company generated $9,912,000 in deferred tax assets at its Mexican subsidiary associated with the impairment of marketable securities in 2008 (see Note 8). These deferred tax assets were the result of capital losses, recorded for book purposes, on the portion of such marketable securities allocated to the Mexican subsidiary. During 2009, the marketable securities appreciated in value and were sold at a gain compared to the December 31, 2008 impaired book value. This sale resulted in a change in the related Mexican deferred tax asset of $2,471,000. Similar to U.S. tax law, under Mexican tax law, capital losses may only be deducted to the extent of capital gains. As the Company has no assurance of generating future capital gains, a full valuation allowance associated with the capital loss was recorded, as it does not meet the more-likely-than-not criteria of ASC 740. The remaining deferred tax asset balances of $9,650,000 and $9,839,000 at December 31, 2009 and 2008, respectively, are attributable to the Mexican subsidiary. The Company has been profitable in Mexico in the past and anticipates continuing profitability in the future.

The ASC Income Tax topic includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financial. Specifically, the guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the guidance on January 1, 2007. The impact of the Company’s tax positions reassessment, including interest and penalties, was a benefit of $996,000 in 2008. There was no change in 2009.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2009	2008
Unrecognized tax benefits at beginning of period	$200	$865
Increases based on tax positions of prior years	—	—
Decreases based on tax positions of prior years	—	(665)
Increases based on tax positions related to the current year	—	—
Lapse in statute of limitations	—	—

Unrecognized tax benefits at end of period	$200	$200

The 2008 assessment of tax positions of prior years was impacted by net operating losses incurred during 2008.

If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire balance at December 31, 2009 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 and 2008, the Company does not have an accrual for the payment of tax-related interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2006 through 2009, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

The Company intends to indefinitely reinvest foreign earnings outside the U.S., and has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries that might be payable if these earnings were repatriated. However, the Company believes that U.S. foreign tax credits would, for the most part, eliminate any additional U.S. tax.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(20) Earnings (Loss) Per Common Share

Effective January 1, 2009, the Company adopted the provisions of ASC 260-10-45-61A which requires that unvested share-based payment awards that contain nonforfeitable rights to dividends be considered participating securities. Participating securities are required to be included in the earnings per share calculation pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Unvested restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends. The following table presents information necessary to calculate earnings (loss) per common share under the two class method (in thousands, except per share data):

	Years ended December 31,
	2009	2008
Earnings attributable to stockholders:
Loss from continuing operations attributable to stockholders.	$(5,308)	$(130,370)
Discontinued operations, net of tax	7,998	(186)

Net income (loss)	$2,690	$(130,556)
Less distributed and undistributed earnings allocable to restricted award holders	(119)	—

Net income (loss) allocable to common stockholders	$2,571	$18,365

Basic earnings (loss) per common share attributable to stockholders:
Continuing operations.	$(0.29)	$(7.10)
Discontinued operations	0.43	(0.01)

Net income (loss)	$0.14	$(7.11)

Diluted earnings (loss) per common share attributable to stockholders:
Continuing operations.	$(0.29)	$(7.10)
Discontinued operations	0.43	(0.01)

Net income (loss)	$0.14	$(7.11)

Weighted average shares outstanding—basic.	18,473	18,365
Weighted average additional shares assuming conversion of potential common shares	41	—

Weighted average shares outstanding—diluted.	18,514	18,365

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 1,174,000 potential common shares excluded from diluted earnings per share for the year ended December 31, 2009. All potential common shares were excluded from earnings per share for the year ended December 31, because the effect of inclusion would be anti-dilutive.

(21) Segment Information

The Company is organized into two business groups, the Industrial Group and the Electronics Group. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies, and workforce skills of the segments. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. The Electronics Group provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems. Revenue derived from outsourced services for the Industrial Group accounted for 57% and 67% of total net revenue in 2009 and 2008, respectively. Revenue derived from outsourced services for the Electronics Group accounted for 43% and 31% of total net revenue in 2009 and 2008, respectively. There was no intersegment net revenue recognized for any year presented.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents financial information for the reportable segments of the Company (in thousands):

	Years ended December 31,
	2009	2008
Net revenue from unaffiliated customers:
Industrial Group	$152,021	$244,177
Electronics Group	113,879	111,928

	$265,900	$356,105

Gross profit:
Industrial Group	$(3,661)	$10,821
Electronics Group	19,679	8,814

	$16,018	$19,635

Restructuring expense, net:
Industrial Group	$4,014	$17,928
Electronics Group	3,682	27,158

	$7,696	$45,086

Operating (loss) income:
Industrial Group	$(16,644)	$(18,754)
Electronics Group	2,194	(34,614)
General, corporate and other	(8,335)	(8,031)

	$(22,785)	$(61,399)

Depreciation and amortization:
Industrial Group	$12,217	$17,217
Electronics Group	2,689	3,647
General, corporate and other	284	263

	$15,190	$21,127

Non-cash restructuring charges and asset impairment charges:
Industrial Group	$1,366	$12,181
Electronics Group	1,696	24,272

	$3,062	$36,453

Capital expenditures:
Industrial Group	$3,959	$8,524
Electronics Group	1,493	772
General, corporate and other	55	351

	$5,507	$9,647

	December 31,
	2009	2008
Total assets:
Industrial Group	$126,347	$146,964
Electronics Group	46,742	65,652
General, corporate and other	16,858	11,572
Discontinued operations	—	29,592

	$189,947	$253,780

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s export sales from the U.S. totaled $26,725,000 and $34,148,000 in 2009 and 2008, respectively. Approximately $52,589,000 and $64,824,000 of net revenue in 2009 and 2008, respectively, and $22,079,000 and $23,555,000 of long lived assets at December 31, 2009 and 2008, respectively, relate to the Company’s international operations.

(22) Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the consolidated statements of operations by quarter for the years ended December 31, 2009 and 2008:

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except for per share data)
Net revenue	$67,709	$69,378	$62,716	$66,097	$93,239	$96,111	$86,092	$80,663
Gross profit	554	4,443	5,222	5,799	9,728	7,687	3,540	(1,320)
Operating income (loss)	(10,160)	(5,155)	(3,859)	(3,611)	998	(1,810)	(6,017)	(54,570)
Net income (loss) continuing operations	(11,533)	(6,633)	(1,904)	14,762	431	(1,119)	(7,810)	(121,872)
Net income (loss) discontinued operations	188	(145)	135	7,820	(46)	184	54	(378)

Net income (loss)	(11,345)	(6,778)	(1,769)	22,582	385	(935)	(7,756)	(122,250)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(0.63)	$(0.36)	$(0.10)	$0.74	$0.02	$(0.06)	$(0.43)	$(6.63)
Income (loss) per share from discontinued operations	0.01	(0.01)	0.01	0.42	0.00	0.01	0.01	(0.02)

Net Income (loss) per share	$(0.62)	$(0.37)	$(0.09)	$1.16	$0.02	$(0.05)	$(0.42)	$(6.65)

Diluted income (loss) per share: Income (loss) per share from continuing operations	$(0.63)	$(0.36)	$(0.10)	$0.73	$0.02	$(0.06)	$(0.43)	$(6.63)
Income (loss) per share from discontinued operations	0.01	(0.01)	0.01	0.42	0.00	0.01	0.01	(0.02)

Net Income (loss) per share	$(0.62)	$(0.37)	$(0.09)	$1.15	$0.02	$(0.05)	$(0.42)	$(6.65)

Cash dividends declared per common share	$—	$—	$—	$—	$0.03	$0.03	$0.03	$0.02

Certain amounts in the table above have been reclassified as a result of discontinued operations accounting. See Note 2, Discontinued Operations.

(23) Subsequent Events

On March 2, 2010 the Company granted 302,000 restricted stock awards under a long-term incentive program. These awards vest on the third anniversary of the grant date. The Company also granted 131,889 options on March 2, 2010 with a five year life and cliff vesting over three years of service.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the CEO) and the Chief Financial Officer (the CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company—Committees of the Board of Directors,” “Governance of the Company—Audit and Finance Committee,” “Proposal One, Election of Directors,” and “Executive Officers,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

The Company has adopted a Code of Business Conduct that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. The Company has made the Code of Business Conduct available on its website at www.sypris.com.

Item 11.	Executive Compensation

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2009 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2009,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	1,226,275	(1)	$5.45	725,972	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	1,226,275		$5.45	725,972

(1)	Consists of (a) 209,595 outstanding options under the 1994 Stock Option Plan for Key Employees (“1994 Key Plan”), which Plan expired on October 27, 2004, (b) 95,814 outstanding options under the 1994 Independent Directors’ Stock Option Plan, which Plan expired on October 27, 2004, and (c) 920,866 outstanding options under the 2004 Equity Plan.
(2)	Shares remaining available for issuance under the 2004 Equity Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the sections of the Company’s Proxy Statement titled “Governance of the Company—Transactions with Related Persons,” “Governance of the Company—Certain Employees,” and “Governance of the Company—Independence” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section of the Company’s Proxy Statement titled “Relationship with Independent Public Accountants,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

The financial statements as set forth under Item 8 of this report on Form 10-K are included.

2.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2002 (No. 333-87880)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999 (Commission File No. 000-24020)).

4.2	Rights Agreement dated as of October 23, 2001 between the Company and LaSalle Bank National Association, as Rights Agent, including as Exhibit A the Form of Certificate of Designation and as Exhibit B the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 23, 2001 (Commission File No. 000-24020)).

4.3	Notice of Removal of Rights Agent and Appointment of Successor Rights Agent and Amendment No. 1 to the Rights Agreement effective as of September 8, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2008 filed on November 5, 2008 (Commission File No. 000-24020)).

10.1	Purchase and Sale Agreement among Honeywell Inc., Defense Communications Products Corporation (prior name of Group Technologies Corporation) and Group Financial Partners, Inc. dated May 21, 1989 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.2	Purchase and Sale Agreement among Alliant Techsystems Inc., MAC Acquisition I, Inc. and Group Technologies Corporation dated December 31, 1992 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.3	Purchase and Sale Agreement among Philips Electronic North America Corporation and Group Technologies Corporation dated June 25, 1993 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.4	Asset Purchase Agreement dated April 6, 2001 by and between Tube Turns Technologies, Inc. and Dana Corporation as amended by a First Amendment dated May 4, 2001 and as amended by a Second Amendment on May 15, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 filed on July 30, 2001 (Commission File No. 000-24020)).

10.5	Asset Purchase Agreement between Sypris Technologies, Inc. and Dana Corporation dated December 8, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed on February 12, 2004 (Commission File No. 000-24020)).

Exhibit Number	Description

10.6	1999 Amended and Restated Loan Agreement between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated October 27, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 filed on February 25, 2000 (Commission File No. 000-24020)).

10.6.1	2000A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated November 9, 2000 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.6.2	2001A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated February 15, 2001 (incorporated by reference to Exhibit 10.6.2 to the Company’s Form 10-Q for the quarterly period ended April 1, 2001 filed on April 30, 2001 (Commission File No. 000-24020)).

10.6.3	2002A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated December 21, 2001 (incorporated by reference to Exhibit 10.6.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 filed on January 31, 2002 (Commission File No. 000-24020)).

10.6.4	2002B Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated July 3, 2002 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 filed on July 29, 2002 (Commission File No. 000-24020)).

10.6.5	2003A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated October 16, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2003 filed on October 29, 2003 (Commission File No. 000-24020)).

10.6.6	2005A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated March 10, 2005 (incorporated by reference to Exhibit 10.6.6 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020)).

10.6.7	2005B Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated May 10, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.6.8	2005C Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated August 3, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

Exhibit Number	Description

10.6.9	2006A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated February 28, 2006 (incorporated by reference to Exhibit 10.6.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 15, 2006 (Commission File No. 000-24020)).

10.6.10	Amended and Restated Loan Agreement dated as of April 6, 2007 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and JP Morgan Chase Bank, N.A., LaSalle Bank National Association, and National City Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007 (Commission File No. 000-24020)).

10.6.11	2007A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated September 17, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

10.6.12	2009A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated April 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A filed on November 20, 2009 (Commission File No. 000-24020).

10.6.13	2009B Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated October 26, 2009.

10.7	Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of June 10, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

10.7.1	First Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.7.2	Second Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of March 13, 2006 (incorporated by reference to Exhibit 10.7.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 15, 2006 (Commission File No. 000-24020)).

10.7.3	Third Amendment to the Note Purchase Agreement dated as of April 6, 2007 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and The Guardian Life Insurance Company Of America, Connecticut General Life Insurance Company , Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 11, 2007(Commission File No. 000-24020)).

Exhibit Number	Description

10.7.4	Fourth Amendment to the Note Purchase Agreement dated as of April 1, 2009 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and The Guardian Life Insurance Company Of America, Connecticut General Life Insurance Company , Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A filed on November 20, 2009 (Commission File No. 000-24020).

10.7.5	Security Interest Agreement dated April 6, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 11, 2007(Commission File No. 000-24020)).

10.8	Lease between John Hancock Mutual Life Insurance Company and Honeywell, Inc. dated April 27, 1979; related Notice of Assignment from John Hancock Mutual Life Insurance Company to Sweetwell Industrial Associates, L.P., dated July 10, 1986; related Assignment and Assumption of Lease between Honeywell, Inc. and Defense Communications Products Corporation (prior name of Group Technologies Corporation) dated May 21, 1989; and related Amendment I to Lease Agreement between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 25, 1991, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.8.1	Agreement related to Fourth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated November 1, 2000, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.8.2	Agreement related to Fifth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 12, 2006, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 filed on March 14, 2007 (Commission File No. 000-24020)).

10.8.3	Agreement related to Sixth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated August 13, 2008, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2008 filed on November 5, 2008 (Commission File No. 000-24020)).

10.9	Lease between Metrum-Datatape, Inc. (assignee of Metrum, Inc.) and Alliant Techsystems, Inc. dated March 29, 1993 and amended July 29, 1993, May 2, 1994, November 14, 1995, December 4, 1996 and February 12, 1998 regarding 4800 East Dry Creek Road Property (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.10*	Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87880)).

10.11*	Sypris Solutions, Inc. Share Performance Program For Stock Option Grants dated July 1, 1998 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.12*	Sypris Solutions, Inc. Independent Directors’ Stock Option Plan as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87882)).

10.13*	Sypris Solutions, Inc., Directors Compensation Program As Amended and Restated Effective February 24, 2004 and as amended December 15, 2004, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

Exhibit Number	Description

10.14*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on March 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.15*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on February 20, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 filed on March 14, 2007 (Commission File No. 000-24020)).

10.16*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on December 17, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 (Commission File No. 000-24020)).

10.17*	Sypris Solutions, Inc. Executive Bonus Plan, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 30, 2003 filed on April 30, 2003 (Commission File No. 000-24020)).

10.18*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020)).

10.19*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.20*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 9, 2008 (Commission File No. 000-24020)).

10.21*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 30, 2008 filed on April 30, 2008 (Commission File No. 000-24020)).

10.22*	Form of 2009 Sypris Three-Year Bonus Agreement, effective as of May 12, 2009. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended July 5, 2009 filed on August 18, 2009 (Commission File No. 000-24020)).

10.23*	2004 Sypris Equity Plan effective as of April 27, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.24*	Form of non-qualified stock option award agreement for non-employee directors (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.25*	Form of non-qualified stock option award agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.26*	Form of performance-based stock option award agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.27*	Form of Restricted Stock Award Agreement for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.28*	Form of Non-Qualified Stock Option Award Agreement for Six-Year Stock Option for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

Exhibit Number	Description

10.29*	Form of Amendment to Stock Option Agreements to Accelerate Vesting Periods for Certain “Underwater” Options for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020)).

10.30*	Employment Agreement by and between Metrum-Datatape, Inc. and G. Darrell Robertson dated February 28, 2000 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.31	Underwriting Agreement dated March 20, 2002 among Sypris Solutions, Inc., Needham & Company, Inc. and A.G. Edwards & Sons, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 filed on April 29, 2002 (Commission File No. 000-24020)).

10.32	Underwriting Agreement dated March 11, 2004 among Sypris Solutions, Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.33*	Amendment to Stock Option Agreements to David D. Johnson (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 6, 2005 (Commission File No. 000-24020)).

10.34*	Sypris Solutions, Inc. Incentive Bonus Plan (July 1, 2005 – December 31, 2005) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.35*	Form of Two-Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.36*	Amended Form of Two-Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.37*	Form of 1-3-5 Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.38*	Amended Form of 1-3-5 Year Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.39*	Long-term Incentive Program and Form of Long-term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.40*	Amended Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.41*	Amended 2007 Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2007 (Commission File No. 000-24020)).

10.42*	Amended 2009 Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 (Commission File No. 000-24020)).

Exhibit Number	Description

10.43*	Form of Amendment to Stock Option Agreements to Accelerate Vesting Periods for Certain “Underwater” Options for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6, 2006 (Commission File No. 000-24020)).

10.44*	Form of Employment Agreement between Sypris Solutions, Inc. and participants in the Sypris Solutions, Inc. Executive Long-Term Incentive Program for 2009 dated March 9, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s From 8-K filed on March 13, 2009 (Commission File No. 000-24020)).

10.45	Preliminary Settlement Agreement between Sypris Solutions, Inc, and Dana Corporation (Debtor in Possession) dated May 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2006 (Commission File No. 000-24020)).

10.46*	Form of Four-year Restricted Stock Award Agreement for Grants to Executive Officers and Terms of Awards Under the 2007 Special Incentive Executive Award Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 17, 2007 (Commission File No. 000-24020)).

10.47*	Form of Refund Agreement to Award Cash Incentive Grants (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 17, 2007 (Commission File No. 000-24020)).

10.48*	Form of Standard Terms of Executive Awards Granted Under the 2007 Stock Option Exchange Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2007 (Commission File No. 000-24020)).

10.49*	Form of Standard Terms of Executive Awards Granted Under the 2008 Stock Option Exchange Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 4, 2008 (Commission File No. 000-24020)).

10.50*	Form of 3-4-5 Restricted Stock Award Agreement for Grants to Executive Officers and Other Key Employees, Amends and Replaces Exhibit 10.24, Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K Filed on March 3, 2005 (Commission File No. 000-24020)) (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 8, 2007 (Commission File No. 000-24020)).

10.51	Redacted copy of Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

10.52	Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007, replaces redacted copy of Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2008 (Commission File No. 000-24020)).

10.53	Redacted copy of Supply Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

21	Subsidiaries of the Company

23	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2010.

SYPRIS SOLUTIONS, INC. (Registrant)

/S/ JEFFREY T. GILL
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2010:

/S/ ROBERT E. GILL	Chairman of the Board
(Robert E. Gill)

/S/ JEFFREY T. GILL	President, Chief Executive Officer and Director
(Jeffrey T. Gill)

/S/ BRIAN A. LUTES	Vice President and Chief Financial Officer
(Brian A. Lutes)	(Principal Financial Officer)

/S/ REBECCA R. ECKERT	Controller
(Rebecca R. Eckert)	(Principal Accounting Officer)

/S/ JOHN F. BRINKLEY	Director
(John F. Brinkley)

/S/ WILLIAM G. FERKO	Director
(William G. Ferko)

/S/ R. SCOTT GILL	Director
(R. Scott Gill)

/S/ WILLIAM L. HEALEY	Director
(William L. Healey)

/S/ SIDNEY R. PETERSEN	Director
(Sidney R. Petersen)

/S/ ROBERT SROKA	Director
(Robert Sroka)