Form 10-Q
period 2010-04-04
SYPRIS SOLUTIONS INC
filed 2010-05-18
CIK 864240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended April 4, 2010

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

As of May 7, 2010, the Registrant had 19,674,459 shares of common stock outstanding.

Table of Contents

Part I.       Financial Information

Item 1.      Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended
	April 4,	April 5,
	2010	2009
	(Unaudited)
Net revenue:
Outsourced services	$56,999	$51,550
Products	5,904	16,159

Total net revenue	62,903	67,709

Cost of sales:
Outsourced services	52,215	54,837
Products	4,675	12,318

Total cost of sales	56,890	67,155

Gross profit	6,013	554

Selling, general and administrative	6,575	7,746
Research and development	155	959
Amortization of intangible assets	28	28
Restructuring expense, net	413	1,981

Operating loss	(1,158)	(10,160)

Interest expense, net	601	711
Other expense, net	466	307

Loss from continuing operations, before taxes	(2,225)	(11,178)
Income tax expense	199	355

Loss from continuing operations	(2,424)	(11,533)
Income from discontinued operations, net of tax	—	188

Net loss	$(2,424)	$(11,345)

Basic income (loss) per share:
Loss per share from continuing operations	$(0.13)	$(0.63)
Income per share from discontinued operations	—	0.01

Net loss per share	$(0.13)	$(0.62)

Diluted income (loss) per share:
Loss per share from continuing operations	$(0.13)	$(0.63)
Income per share from discontinued operations	—	0.01

Net loss per share	$(0.13)	$(0.62)

Weighted average shares outstanding:
Basic	18,543	18,434
Diluted	18,543	18,434

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	April 4,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets

Current assets:
Cash and cash equivalents	$14,162	$15,608
Restricted cash - current	74	74
Accounts receivable, net	39,848	38,317
Inventory, net	31,190	29,042
Other current assets	6,121	6,406

Total current assets	91,395	89,447

Restricted cash	3,000	3,000
Property, plant and equipment, net	77,956	80,280
Goodwill	6,900	6,900
Other assets	10,540	10,320

Total assets	$189,791	$189,947

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$38,539	$36,185
Accrued liabilities	21,332	22,279
Current portion of long-term debt	5,000	4,000

Total current liabilities	64,871	62,464

Long-term debt	18,305	19,305
Other liabilities	40,532	41,960

Total liabilities	123,708	123,729

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 19,971,578 shares issued and 19,693,262 outstanding in 2010 and 20,015,128 shares issued and 19,472,499 outstanding in 2009	200	200
Additional paid-in capital	147,794	147,644
Retained deficit	(66,855)	(64,434)
Accumulated other comprehensive loss	(15,053)	(17,187)
Treasury stock, 278,316 and 542,629 shares in 2010 and 2009, respectively	(3)	(5)

Total stockholders’ equity	66,083	66,218

Total liabilities and stockholders’ equity	$189,791	$189,947

Note: The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Three Months Ended
	April 4,	April 5,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,424)	$(11,345)
Income from discontinued operations	—	188
Loss from continuing operations	(2,424)	(11,533)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,720	3,960
Noncash compensation expense	268	83
Other noncash items	(400)	305
Changes in operating assets and liabilities:
Accounts receivable	(1,541)	(842)
Inventory	(2,656)	5,816
Other current assets	286	(160)
Accounts payable	2,330	(4,824)
Accrued and other liabilities	(850)	(511)

Net cash used in operating activities – continuing operations	(1,267)	(7,706)
Net cash used in operating activities – discontinued operations	—	(188)
Net cash used in operating activities	(1,267)	(7,894)

Cash flows from investing activities:
Capital expenditures, net	(244)	(1,694)
Proceeds from sale of assets	8	26
Changes in nonoperating assets and liabilities	57	142

Net cash used in investing activities – continuing operations	(179)	(1,526)
Net cash used in investing activities – discontinued operations	—	(179)
Net cash used in investing activities	(179)	(1,705)

Cash flows from financing activities:
Net change in debt under revolving credit agreements	—	2,000
Debt modification costs	—	(652)
Cash dividends paid	—	(386)

Net cash provided by financing activities	—	962

Net decrease in cash and cash equivalents	(1,446)	(8,637)

Cash and cash equivalents at beginning of period	15,608	13,717

Cash and cash equivalents at end of period	$14,162	$5,080

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)         Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for industrial manufacturing and aerospace & defense electronics.  The Company provides such services through its Industrial and Electronics Groups.

(2)          Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended April 4, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2009 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.  See Note 4, Discontinued Operations.

(3)         Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company.  Accordingly, the effects of any such undisclosed new accounting pronouncements are not expected to have any impact on the results of operations or financial position of the Company.

(4)         Discontinued Operations

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

The results of the Test & Measurement segment have been reported as discontinued operations in the consolidated statements of operations for all periods presented.  In accordance with the provisions of ASC 205-20-45-6 (formerly Allocation of Interest to Discontinued Operations EITF 87-24), interest expense incurred on the debt required to be repaid from the net proceeds of the sale has been allocated to discontinued operations.  During the period ended April 5, 2009, interest expense allocated to discontinued operations was $552,000 based on the $34,000,000 in debt required to be repaid as a result of the transaction.

The key components of income from discontinued operations related to the Test & Measurement segment were as follows (in thousands):

Three Months
Ended
April 5, 2009
(Unaudited)
Net revenue	$13,982
Cost of sales and operating expense	(13,114)
Allocated interest expense	(552)
Income before taxes	316
Income taxes	128
Income from discontinued operations	$188

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

The Claim provided to Sypris was agreed to by Sypris and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating.  The Settlement Agreement did not specifically set forth values attributable to each of the above defined elements, nor did Sypris and Dana enter into any formal agreement as to the allocation of the Claim.  Therefore, after the aggregate Claim value of $89,900,000 was established, Sypris allocated the aggregate Claim value to each commercial issue based upon the estimated net present values determined by Sypris’ internal valuation methodology.

Sypris recorded the Claim at the estimated fair value of $76,483,000 on August 7, 2007 in accordance with ASC 845-10 (formerly APB 29, Accounting for Nonmonetary Transactions). Sypris allocated the estimated fair value of to each commercial issue, and each of those items which required the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement.

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

Dana emerged from bankruptcy on January 31, 2008, and on February 1, 2008, the newly issued shares of DHC began trading on the New York Stock Exchange.  During 2008, the Company received distributions of DHC common stock totaling 3,742,381 shares and a cash distribution of $6,891,000.  As of April 4, 2010, the Company has received approximately 98% of the total common shares it expects to receive.

The Company determined that its investment in DHC common stock was other-than-temporarily impaired as of December 31, 2008.  Accordingly, the Company recorded a $66,758,000 impairment charge during the fourth quarter of 2008.  The non-cash impairment was based on DHC’s closing stock price of $0.74 per share on December 31, 2008.

During the fourth quarter 2009, the Company liquidated its holdings in DHC common stock for approximately $21,024,000 in net cash proceeds.  The Company recognized a gain of $18,255,000 on the sale.

At April 4, 2010, the Company’s right to participate in additional distributions of DHC common stock, presently estimated to be 87,000 additional shares, is carried at $64,000 in other assets.  Had these shares been received at April 4, 2010, the Company would have recorded a $986,000 unrealized holding gain to other comprehensive loss.

(6)         Restructuring, Impairments and Other Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton, Ohio facility, significant reductions in the workforce in its Marion, Ohio facility and the integration of its Electronics Group subsidiaries.  The purpose of the restructuring program is to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis.  The restructuring activities are expected to result in $25,000,000 in annual savings.  The activities generating the expected savings are from the following: i) annual savings of $12,500,000 from current and potential facility closings, ii) annual savings of $7,500,000 from operational efficiencies, iii) annual savings of $3,000,000 from product costing changes implemented during the first quarter of 2009, and iv) annual savings of $2,000,000 from various quality improvement initiatives implemented during 2009.  The Company expects to substantially complete its program by the end of 2010.  As a result of these initiatives, the Company recorded charges of $413,000, or $0.02 per share, and $1,981,000, or $0.11 per share during the first quarter of 2010 and 2009, respectively in restructuring expense, net. All $413,000 incurred during the three months ended April 4, 2010 was recorded within the Industrial Group.  Of these costs, $8,000 was for severance and benefit-related costs, $99,000 related to equipment relocation costs, and $306,000 represented other charges, primarily related to mothball costs associated with closed or partially closed facilities.  The charges for the three months ended April 5, 2009 included $711,000 for severance and benefit-related costs, $712,000 related to equipment relocation costs, $121,000 for non-cash impairment costs and $437,000 for other costs, primarily related to IT and process reengineering consultants.  Of the expected aggregate $54,767,000 of pre-tax costs for the total program, the Company expects $15,251,000 will be cash expenditures, the majority of which has been spent as of April 4, 2010.  A summary of the pre-tax charges is as follows (in thousands):

		Costs Incurred
		Three Months	Total	Remaining
	Total	Ended	Recognized	Costs to be
	Program	April 4, 2010	to date	Recognized
Severance and benefit related costs	$4,090	$8	$3,708	$382
Asset impairments	13,517	—	13,517	—
Deferred contract costs write-offs	17,798	—	17,798	—
Inventory related charges	7,895	—	7,895	—
Equipment relocation costs	2,791	99	1,963	828
Asset retirement obligations	1,501	—	1,501	—
Contract termination costs	3,209	—	3,209	—
Other	3,966	306	3,604	362

	$54,767	$413	$53,195	$1,572

A summary of restructuring activity and related reserves at April 4, 2010 is as follows (in thousands):

	Accrued			Accrued
	Balance at		Gross	Balance at
	December 31,	2010	Cash	April 4,
	2009	Charge	Payments	2010
Severance and benefit related costs	$211	$8	$(23)	$196
Asset retirement obligations	1,395	—	(64)	1,331
Contract termination costs	918	—	—	918
Equipment relocation costs	—	99	(99)	—
Other	—	306	(306)	—

	$2,524	$413	$(492)	$2,445

A summary of total expenses recognized to date by reportable segment is as follows (in thousands):

	Industrial Group	Electronics Group	Total
Severance and benefit-related costs	$2,562	$1,146	$3,708
Asset impairments	13,517	—	13,517
Deferred contract costs write-offs	—	17,798	17,798
Inventory related charges	—	7,895	7,895
Equipment relocation costs	1,963	—	1,963
Asset retirement obligations	1,501	—	1,501
Contract termination costs	1,868	1,341	3,209
Other	945	2,659	3,604

	$22,356	$30,839	$53,195

The total pre-tax costs of $54,767,000 expected to be incurred includes $23,149,000 within the Industrial Group and $31,618,000 within the Electronics Group.  The Company expects to incur additional pre-tax costs of $1,572,000, including approximately $793,000 within the Industrial Group and $779,000 within the Electronics Group.

(7)         Stock-Based Compensation

On March 2, 2010, the Company granted 302,000 restricted stock awards under a long term incentive program.  These awards vest on the third anniversary of the grant date.  The Company also granted 131,889 options on March 2, 2010 with a five year life and cliff vesting at three years of service.  The grants did not have a significant impact on the Company’s consolidated financial statements during the current period.

(8)         (Loss) Earnings Per Common Share

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common shareholders utilized in the basic and diluted earnings per share calculations.

For the three months ended April 4, 2010 and April 5, 2009, diluted weighted average common shares do not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) earnings per common share is as follows (in thousands):

	Three Months Ended
	April 4,	April 5,
	2010	2009
	(Unaudited)
Earnings attributable to stockholders:

Loss from continuing operations attributable to stockholders.	$(2,424)	$(11,533)
Discontinued operations, net of tax	—	188
Net loss	$(2,424)	$(11,345)
Less distributed and undistributed earnings allocable to restricted award holders	—	—

Net income (loss) allocable to common stockholders	$(2,424)	$(11,345)

Basic earnings (loss) per common share attributable to stockholders:

Continuing operations.	$(0.13)	$(0.63)
Discontinued operations	—	0.01

Net income (loss)	$(0.13)	$(0.62)

Diluted earnings (loss) per common share attributable to stockholders:
Continuing operations.	$(0.13)	$(0.63)
Discontinued operations	—	0.01

Net income (loss)	$(0.13)	$(0.62)

Weighted average shares outstanding – basic.	18,543	18,434
Weighted average additional shares assuming conversion of potential common shares	—	—
Weighted average shares outstanding – diluted.	18,543	18,434

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock.  Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.  Diluted earnings per share excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.  All potential common shares were excluded from earnings per share for the periods ended April 4, 2010 and April 5, 2009, because the effect of inclusion would be anti-dilutive.

(9)         Inventory

Inventory consisted of the following (in thousands):

	April 4,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$4,450	$3,916
Work in process	5,546	5,933
Finished goods	2,684	2,899
Costs relating to long-term contracts and programs	19,340	17,288
Reserve for excess and obsolete inventory	(830)	(994)

	$31,190	$29,042

(10)	Segment Data

The Company is organized into two business groups, the Industrial Group and the Electronics Group.  The segments are each managed separately because of the distinctions betweens products, services, markets, customers, technologies and workforce skills of the segments.  The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies.  The Industrial Group also manufactures high-pressure closures and other fabricated products.  The Electronics Group provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems.  There was no intersegment net revenue recognized in any of the periods presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	April 4,	April 5,
	2010	2009
	(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$44,106	$37,498
Electronics Group	18,797	30,211
	$62,903	$67,709

Gross profit (loss):
Industrial Group	$2,453	$(2,702)
Electronics Group	3,560	3,256
	$6,013	$554

Operating (loss) income:
Industrial Group	$(207)	$(6,684)
Electronics Group	1,062	(1,225)
General, corporate and other	(2,013)	(2,251)
	$(1,158)	$(10,160)

(11)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of April 4, 2010 and December 31, 2009 was $956,000 and $1,008,000, respectively.  The Company’s warranty expense for the quarters ended April 4, 2010 and April 5, 2009 was $122,000 and $135,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products.  The revenue from the extended warranties is deferred and recognized ratably over the contractual term.  As of April 4, 2010 and December 31, 2009, the Company had deferred $1,583,000 and $1,558,000, respectively, related to extended warranties, which is included in other liabilities in the accompanying balance sheets.

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

As of April 4, 2010, the Company had outstanding purchase commitments of approximately $12,801,000, primarily for the acquisition of inventory and manufacturing equipment.  As of April 4, 2010, the Company also had outstanding letters of credit approximating $2,398,000 primarily under the aforementioned captive insurance program.

(12)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes.  The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company.  The Company provides for income taxes for its domestic operations at a statutory rate of 35% and for its foreign operations at a statutory rate of 30% in 2010 and 28% in 2009.  The Company’s foreign operations are also subject to minimum income taxes in periods where positive cash flows exceed taxable income.  In the first quarter of 2010, minimum income taxes were required for the Company’s foreign operations.  Reconciling items between the federal statutory rate and the effective tax rate also include state income taxes, valuation allowances and certain other permanent differences.

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with ASC 740, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes).  These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled.  ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary.  During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed.  Based on the Company’s current forecast, a valuation allowance of $1,065,000 was recorded through earnings for the three months ended April 4, 2010; however, there can be no assurances that the Company’s forecasts are now, or in the future will be, accurate or that other factors impacting this deferred tax asset will not materially and adversely affect its business, results of operations and financial condition.  The valuation allowance recorded for the three months ended April 5, 2009 was $4,206,000.

(13)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended
	April 4,	April 5,
	2010	2009
	(Unaudited)
Service cost	$16	$18
Interest cost on projected benefit obligation	576	595
Net amortizations, deferrals and other costs	146	252
Expected return on plan assets	(657)	(587)

	$81	$278

(14)	Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized losses on available-for-sale investments, employee benefit related adjustments and foreign currency translation adjustments.

The components of comprehensive loss, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended
	April 4,	April 5,
	2010	2009
	(Unaudited)
Net loss	$(2,424)	$(11,345)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	(299)
Foreign currency translation adjustments	2,134	(502)

Total comprehensive loss	$(290)	$(12,146)

Accumulated other comprehensive loss consisted of the following (in thousands):

	April 4,	December 31,
	2010	2009
	(Unaudited)
Foreign currency translation adjustments	$(2,570)	$(4,704)
Employee benefit related adjustments, net of tax of $2,512 – U.S.	(12,049)	(12,049)
Employee benefit related adjustments - Mexico	(434)	(434)

Accumulated other comprehensive loss	$(15,053)	$(17,187)

(15)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments.  The carrying value for the Senior Notes approximates fair value at April 4, 2010, given the agreement was signed in during the fourth quarter of 2009.  The carrying amount of debt outstanding at April 4, 2010 and December 31, 2009 under the Credit Agreement approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

In December 2008, we announced a restructuring program, which included the closure of the Industrial Group’s Kenton, Ohio facility, the significant reduction in volumes at the Marion, Ohio facility (which remains under consideration for potential closure depending upon the cost of moving certain equipment, the need for continuing capacity, the possibility of new business opportunities and overall market conditions) and the consolidation of Sypris Electronics and Sypris Data Systems into a single operation within the Electronics Group.  Additionally, we have exited several programs within the Electronics Group.  The purpose of the restructuring program was to reduce fixed costs, accelerate integration efficiencies, and significantly improve operating earnings on a sustained basis.  As a result of these initiatives, we recorded, or expect to record in future periods, aggregate pre-tax expenses of approximately $54.8 million, consisting of the following: $4.1 million in severance and benefit costs, $13.5 million in non-cash asset impairments, $17.8 million in non-cash deferred contract costs write-offs, $7.9 million in inventory related charges, $2.8 million in equipment relocation costs, $1.5 million in asset retirement obligations, $3.2 million in contract termination costs and $4.0 million in other restructuring charges.  Of the aggregate $54.8 million in pre-tax costs, the Company expects approximately $15.2 million to be cash-related.

Results of Operations

The table presented below, which compares our first quarterly period of operations from 2010 to 2009, presents the results for each period, the change in those results from 2010 to 2009 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended April 4, 2010 Compared to Three Months Ended April 5, 2009

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	April 4,	April 5,	Favorable	Favorable	April 4,	April 5,
	2010	2009	(Unfavorable)	(Unfavorable)	2010	2009
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$44,106	$37,498	$6,608	17.6%	70.1%	55.4%
Electronics Group	18,797	30,211	(11,414)	(37.8)	29.9	44.6
Total	62,903	67,709	(4,806)	(7.1)	100.0	100.0

Cost of sales:
Industrial Group	41,653	40,200	(1,453)	(3.6)	94.4	107.2
Electronics Group	15,237	26,955	11,718	43.5	81.1	89.2
Total	56,890	67,155	10,265	15.3	90.4	99.2

Gross profit (loss):
Industrial Group	2,453	(2,702)	5,155	NM	5.6	(7.2)
Electronics Group	3,560	3,256	304	9.3	18.9	10.8
Total	6,013	554	5,459	985.4	9.6	0.8

Selling, general and administrative	6,575	7,746	1,171	15.1	10.5	11.4
Research and development	155	959	804	83.8	0.2	1.4
Amortization of intangible assets	28	28	—	—	0.0	0.0
Restructuring expense, net	413	1,981	1,568	79.2	0.7	2.9

Operating loss	(1,158)	(10,160)	9,002	88.6	(1.8)	(15.0)

Interest expense, net	601	711	110	15.5	1.0	1.1
Other expense, net	466	307	(159)	(51.8)	0.7	0.4

Loss from continuing operations, before taxes	(2,225)	(11,178)	8,953	80.1	(3.5)	(16.5)

Income tax expense	199	355	156	43.9	0.3	0.5

Loss from continuing operations	(2,424)	(11,533)	9,109	79.0	(3.9)	(17.0)

Income from discontinued operations, net of tax	—	188	(188)	NM	—	0.3

Net loss	$(2,424)	$(11,345)	$8,921	78.6	(3.9)%	(16.7)%

Net Revenue. The Industrial Group primarily derives its revenue from manufacturing services and product sales.  Net revenue in the Industrial Group increased 17.6% or $6.6 million for the three months ended April 4, 2010 compared to the first quarter of 2009.  Increased volumes for heavy duty commercial trucks and light trucks have contributed to increased revenue of $6.2 million and $0.6 million for the first quarter of 2010, respectively.  Partially offsetting this was a decline of $0.2 million for the off-highway business in the first quarter of 2010.

The Electronics Group derives its revenue from product sales and technical outsourced services.  Net revenue in the Electronics Group for the first quarter of 2010 decreased 37.8% or $11.4 million from the same period in 2009, primarily due to a delay on the production and shipping for one of its secured communication products and the completion of shipments of certain older programs.  Additionally, sales for our data recording products have decreased $1.6 million over the prior year.  The delay on one of the secured communication products is due to a stop work order that the Company received on March 30, 2010 from the government due to a technical issue with the product.  The Company is currently working with the government to remediate the technical issue, and we believe that the stop work order will be lifted and shipments will resume during the third quarter of 2010.  However, we cannot predict the outcome of this matter with certainty and there could be additional delays or costs associated with this issue.  The Company has received certification for one of its link encryption devices and expects to begin shipping that product late in the second quarter with production ramping up during the second half of the year.  As a result, we expect revenues in this segment to begin to increase in the third quarter of 2010.

Gross Profit. The Industrial Group’s gross profit increased to $2.5 million in the first quarter of 2010 as compared to a loss of $2.7 million in the first quarter of 2009.  The increase in sales volume resulted in an increase in gross profit of approximately $1.5 million.  The Industrial Group also realized an increase in gross profit of $3.2 million as a result of restructuring efforts.  Favorable health insurance costs resulted in an increase in gross profit of approximately $0.6 million.  Partially offsetting this was a $0.2 million cost increase due to the strengthening of the Mexican peso as compared to the prior year quarter.

The Electronics Group’s gross profit increased $0.3 million in the first quarter of 2010, primarily due to product mix and the results of continuous improvement initiatives.  The Electronics Group experienced increased sales on its higher margin space business during the quarter, which helped offset the margin on lower sales.  Additionally, the quarter was favorably impacted by a $0.6 million receipt for the completion and settlement on a certification assurance program.  Gross profit as a percentage of revenue in the first quarter of 2010 increased to 18.9% as compared to 10.8% in the prior year period.

Selling, General and Administrative. Selling, general and administrative expense decreased $1.2 million in the first quarter of 2010 and decreased as a percentage of revenue to 10.5% from 11.4% in the first quarter of 2009.  The prior period results include approximately $0.5 million of non-capitalized legal and professional fees related to the debt amendment in that period.  Additionally, selling general and administrative expense decreased in the first quarter of 2010 as a result of reductions in compensation and employee benefit costs.

Research and Development. Research and development costs decreased $0.8 million to $0.2 million in the first quarter of 2010 from the prior year quarter primarily due to the redirection of engineering efforts during the first quarter to assist with a technical issue with one of our products, as noted above.  Additionally, development efforts within our Electronics Group for a next generation secured communications device were largely completed during the beginning of the first quarter of 2010.  However, research and development costs are expected to increase from current levels for the balance of 2010 in support of the Electronics Group’s self-funded product and technology development activities.

Restructuring Expense, Net. As a result of the Company’s restructuring program we recorded $0.4 million, or $0.02 per share, related to these initiatives during the three months ended April 4, 2010, which is included in restructuring expense, net on the consolidated statement of operations.  The charge consisted of $0.1 million in equipment relocation costs and $0.3 million in other various charges, primarily related to mothball costs associated with closed or partially closed facilities.  During the three months ended April 5, 2009, we recorded $2.0 million, or $0.11 per share, related to these initiatives, which consisted of $0.7 million for employee severance and benefit costs, $0.7 million in equipment relocation costs, $0.1 million in non-cash asset impairments and $0.5 million in other various charges, primarily related to information technology and process reengineering consultants.  See Note 6 to the consolidated financial statements included in this Form 10-Q.

Interest Expense. Interest expense for the first quarter of 2010 decreased $0.1 million due to a decrease in the weighted average debt outstanding, partially offset by an increase in the weighted average interest rate.  Our weighted average debt outstanding decreased to $19.2 million for the first quarter of 2010 from $72.5 million during the first quarter of 2009.  The weighted average interest rate increased to 9.6% in the first quarter of 2010 from 5.8% in the first quarter of 2009 as a result of the modification of our Credit Agreement and Senior Notes in March 2009.  Interest expense incurred on the debt required to be repaid from the net proceeds of the sale of the Test & Measurement Segment has been allocated to discontinued operations.  During the period ended April 5, 2009, interest expense allocated to discontinued operations was $552,000 based on the $34,000,000 in debt required to be repaid as a result of the transaction.

Income Taxes. The provision for income taxes in the first quarter of 2010 is associated exclusively with our Mexican subsidiaries.  The provision for income taxes in the first quarter of 2009 includes a benefit of $0.1 million recorded due to the required intraperiod tax allocation resulting from the loss from continuing operations and income from discontinued operations.

Discontinued Operations. On October 26, 2009, the Company sold all of the outstanding stock of its wholly owned subsidiary, Sypris Test & Measurement, for approximately $39,000,000.  In accordance with requirements of ASC 205-20-45 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets), the results of the Test & Measurement segment have been reported as discontinued operations for all periods presented.  This business was previously included within the Electronics Group.  Test & Measurement net income was $0.2 million for the first quarter of 2009.

Liquidity, Capital Resources and Financial Condition

Net cash used by operating activities (continuing operations) was $1.3 million in the first quarter of 2010, as compared to net cash used of $7.7 million in the same period of 2009, primarily due to the decreased net loss experienced during the first quarter of 2010.  Accounts receivable increased within the Industrial Group and used $4.9 million of cash as a result of an overall increase in revenue primarily towards the end of the period.  Approximately 39% of the Industrial Group’s shipments occurred during the last month of the first quarter.  Partially offsetting this was a decrease in accounts receivable within the Electronics Group resulting from lower sales, providing $3.2 million of cash during the period.  Inventory increased and used $2.7 million of cash primarily as a result of a shipping delay within the Electronics Group for one of its secured communication products as discussed above.  Other current assets decreased and provided $0.3 million of cash primarily as a result of the timing of prepaid expenses.  In the first quarter of 2010, accounts payable increased and provided $2.3 million primarily due to the timing of payments to our suppliers and increased purchases by our Industrial Group.  Accrued liabilities decreased and used $0.9 million of cash primarily as a result of payments of state taxes related to the sale of Sypris Test & Measurement and the timing of various accruals.

Net cash used in investing activities (continuing operations) decreased $1.3 million to $0.2 million for the first three months of 2010, primarily due to lower capital expenditures.

The Company’s financing activities were cash neutral in the first three months of 2010, as compared to net cash provided of $1.0 million in the first three months of 2009.  We had no additional borrowings or payments on the Revolving Credit Agreement during the three months ended April 4, 2010 as compared to additional borrowings of $2.0 million during the three months ended April 5, 2009.  Partially offsetting the borrowings in 2009 were financing fees of $0.7 million paid in conjunction with modifications of our debt in 2009 and dividends of $0.4 million paid during the first quarter of 2009.

At April 4, 2010, we had total availability for borrowings and letters of credit under the Revolving Credit Agreement of $8.6 million along with an unrestricted cash balance of $14.2 million, which provides for total cash and borrowing capacity of $22.8 million.  Approximately $4.2 million of the unrestricted cash balance relates to our Mexican subsidiaries.  Maximum borrowings available under the Revolving Credit Agreement are $21.0 million, and standby letters of credit up to a maximum of $15.0 million may be issued under the Revolving Credit Agreement, of which $2.4 million were issued at April 4, 2010.

We also had purchase commitments totaling approximately $12.8 million at April 4, 2010, primarily for inventory and manufacturing equipment.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There have been no significant changes in our critical accounting policies during the first quarter of 2010.

Forward-looking Statements

This quarterly report, and our other oral or written communications, may contain “forward-looking” statements.  These statements may include our expectations or projections about the future of our industries, business strategies, potential acquisitions or financial results and our views about developments beyond our control, including domestic or global economic conditions, trends and market developments.  These statements are based on management’s views and assumptions at the time originally made, and, except as required by law, we undertake no obligation to update these statements, even if, for example, they remain available on our website after those views and assumptions have changed.  There can be no assurance that our expectations, projections or views will come to pass, and undue reliance should not be placed on these forward-looking statements.

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements.  Many of these factors are identified in connection with the more specific descriptions contained throughout this report.  Other factors which could also materially affect such future results currently include: our inability to successfully launch or sustain new or next generation programs; the effects of a continuing economic downturn which could reduce our revenues, negatively impact our customers or suppliers and materially, adversely affect our financial results; potential impairments, non-recoverability or write-offs of goodwill, assets or deferred costs, including deferred tax assets in the U.S. or Mexico; breakdowns, relocations or major repairs of machinery and equipment; the cost, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; failure to adequately insure or to identify environmental or other insurable risks; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; changes in government or other customer programs; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; revised contract prices or estimates of major contract costs; dependence on, recruitment or retention of key employees; union negotiations; pension valuation, health care or other benefit costs; labor relations; strikes; risks of foreign operations; currency exchange rates; the costs and supply of debt, equity capital, or insurance; fees, costs or other dilutive effects of refinancing, compliance with covenants in, or acceleration of, our loan and other debt agreements; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; weaknesses in internal controls; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions; disputes or litigation, involving customer, supplier, lessor, landlord, creditor, stockholder, product liability or environmental claims; war, terrorism or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

From time-to-time, the Company is involved in litigation matters arising in the normal course of business.  Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding currently threatened against us.

Item 1A.	Risk Factors

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2009.

In addition, on May 13, 2010, the Pension Benefit Guaranty Corp (“PBGC”) informed the Company by telephone of its actuarial estimate that the Company could have approximately $6.1 million in underfunded liabilities with respect to a defined benefit plan for former employees of our Marion, Ohio plant (calculated as if the plan were terminated). PBGC has asserted its view that the Company would be liable to provide funding or other adequate security under Section 4062(e) of ERISA in the amount of such underfunding, if the Company terminated a sufficient number of plan participants as a result of a cessation of operations at the Marion facility. The Company disputes whether such a cessation has occurred, the potential amount of any liability under Section 4062(e) and whether this Section is applicable to the Company’s maintenance of the plan at issue. However, there can be no assurances that the PBGC will accept the Company’s position or that the Company will otherwise prevail.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2010, and March 1, 2010, the restrictions on 109,000 and 10,936 restricted shares expired, respectively.  As a result of such vesting, 39,315 and 4,235 shares, respectively, were withheld by the Company to satisfy withholding tax obligations.  The common shares withheld were immediately cancelled.  The following table summarizes our repurchases during the first quarter ended April 4, 2010 (which consisted entirely of shares withheld to satisfy withholding taxes):

			Total Number of	Maximum
	Total	Average	Shares Purchased	Number of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
February 25, 2010	39,315	$2.58	-	$-
March 1, 2010	4,235	$2.84	-	$-

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

4.1	Notice of Removal of Rights Agent and Appointment of Successor rights Agent and Amendment to the Right Agreement effective as of October 26, 2009.

10.1	Amended 2010 Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers.

10.2	Form of Employment Agreement between Sypris Solutions, Inc. and participants in the Sypris Solutions, Inc. Executive Long-Term Incentive Program for 2010 dated March 2, 2010.

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	May 18, 2010	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date:	May 18, 2010	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)