Form 10-Q
period 2010-07-04
SYPRIS SOLUTIONS INC
filed 2010-08-17
CIK 864240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended July 4, 2010

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of August 6, 2010 the Registrant had 19,673,859 shares of common stock outstanding.

Table of Contents

Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Operations for the Three and
		Six Months Ended July 4, 2010 and July 5, 2009	2

		Consolidated Balance Sheets at July 4, 2010 and
		December 31, 2009	3

		Consolidated Cash Flow Statements for the Six Months
		Ended July 4, 2010 and July 5, 2009	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures about
		Market Risk	18

	Item 4.	Controls and Procedures	19

Part II.	Other Information

	Item 1.	Legal Proceedings	19

	Item 1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of
		Proceeds	19

	Item 3.	Defaults Upon Senior Securities	19

	Item 4.	[Removed and reserved]	19

	Item 5.	Other Information	19

	Item 6.	Exhibits	20

Signatures			21

Part I.                      Financial Information

Item 1.                      Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$58,252	$53,699	$115,251	$105,249
Products	4,854	15,679	10,758	31,838
Total net revenue	63,106	69,378	126,009	137,087
Cost of sales:
Outsourced services	54,118	53,834	106,333	108,671
Products	4,057	11,101	8,732	23,419
Total cost of sales	58,175	64,935	115,065	132,090
Gross profit	4,931	4,443	10,944	4,997
Selling, general and administrative	6,983	6,994	13,558	14,740
Research and development	416	844	571	1,803
Amortization of intangible assets	28	28	56	56
Restructuring expense, net	1,002	1,732	1,415	3,713
Operating loss	(3,498)	(5,155)	(4,656)	(15,315)
Interest expense, net	583	1,449	1,184	2,160
Other income, net	(688)	(384)	(222)	(77)
Loss from continuing operations, before taxes	(3,393)	(6,220)	(5,618)	(17,398)
Income tax expense	571	413	770	768
Loss from continuing operations	(3,964)	(6,633)	(6,388)	(18,166)
Income (loss) from discontinued operations, net of tax	(300)	(145)	(300)	43
Net loss	$(4,264)	$(6,778)	$(6,688)	$(18,123)
Basic income (loss) per share:
Loss per share from continuing operations	$(0.21)	$(0.36)	$(0.34)	$(0.98)
Loss (income) per share from discontinued operations	(0.02)	(0.01)	(0.02)	0.00
Net loss per share	$(0.23)	$(0.37)	$(0.36)	$(0.98)
Diluted income (loss) per share:
Loss per share from continuing operations	$(0.21)	$(0.36)	$(0.34)	$(0.98)
Loss (income) per share from discontinued operations	(0.02)	(0.01)	(0.02)	0.00
Net loss per share	$(0.23)	$(0.37)	$(0.36)	$(0.98)
Weighted average shares outstanding:
Basic	18,640	18,478	18,588	18,456
Diluted	18,640	18,478	18,588	18,456

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	July 4,	December 31,
	2010	2009
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$15,025	$15,608
Restricted cash - current	3,000	74
Accounts receivable, net	37,917	38,317
Inventory, net	32,522	29,042
Other current assets	6,398	6,406
Total current assets	94,862	89,447
Restricted cash	—	3,000
Property, plant and equipment, net	73,615	80,280
Goodwill	6,900	6,900
Other assets	9,952	10,320
Total assets	$185,329	$189,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,189	$36,185
Accrued liabilities	23,948	22,279
Current portion of long-term debt	3,000	4,000
Total current liabilities	67,137	62,464
Long-term debt	20,305	19,305
Other liabilities	37,790	41,960
Total liabilities	125,232	123,729
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares
issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no
shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares
authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized;
19,970,978 shares issued and 19,673,859 shares outstanding in 2010 and
20,015,128 shares issued and 19,472,499 shares outstanding in 2009	200	200
Additional paid-in capital	148,096	147,644
Retained deficit	(71,113)	(64,434)
Accumulated other comprehensive loss	(17,083)	(17,187)
Treasury stock, 297,119 and 542,629 shares in 2010 and 2009, respectively	(3)	(5)
Total stockholders’ equity	60,097	66,218
Total liabilities and stockholders’ equity	$185,329	$189,947

Note: The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended
	July 4,	July 5,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,688)	$(18,123)
(Loss) income from discontinued operations	(300)	43
Loss from continuing operations	(6,388)	(18,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,428	7,818
Stock-based compensation expense	579	398
Deferred revenue recognized	(3,056)	(3,255)
Deferred loan costs recognized	191	606
Asset impairments	—	872
Provision for excess and obsolete inventory	197	666
Other noncash items	(189)	947
Change in operating assets and liabilities:
Accounts receivable	389	(1,018)
Inventory	(3,677)	10,920
Other current assets	8	1,888
Accounts payable	3,905	(4,263)
Accrued and other liabilities	553	(1,274)
Net cash used in operating activities – continuing operations	(60)	(3,861)
Net cash provided by operating activities – discontinued operations	—	1,947
Net cash used in operating activities	(60)	(1,914)
Cash flows from investing activities:
Capital expenditures, net	(630)	(2,972)
Proceeds from sale of assets	71	82
Changes in nonoperating assets and liabilities	36	186
Net cash used in investing activities – continuing operations	(523)	(2,704)
Net cash used in investing activities – discontinued operations	—	(436)
Net cash used in investing activities	(523)	(3,140)
Cash flows from financing activities:
Net change in debt under revolving credit agreements	—	2,500
Debt modification costs	—	(652)
Cash dividends paid	—	(386)
Net cash provided by financing activities	—	1,462
Net decrease in cash and cash equivalents	(583)	(3,592)
Cash and cash equivalents at beginning of period	15,608	13,717
Cash and cash equivalents at end of period	$15,025	$10,125

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)           Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design and other technical services.  The Company provides such services through its Industrial and Electronics Groups.

(2)           Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  All intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended July 4, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2009 as presented in the Company’s Annual Report on Form 10-K.

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

(4)           Discontinued Operations

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, for $39,000,000, of which $3,000,000 was deposited in an 18-month escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company.  During the second quarter of 2010, the Company was made aware of a potential warranty claim from a former customer of Sypris Test & Measurement.  As of July 4, 2010, the Company estimates that its total liability arising from this claim will not exceed $300,000, which has been reserved in accrued liabilities on the Company’s consolidated balance sheets.  There can be no assurance that similar potential claims will not emerge in the future or that relevant facts and circumstances will not change, necessitating future changes to the estimated liability.  This charge is included in discontinued operations, net in the consolidated statements of operations.

The Test & Measurement business provided technical services for the calibration, certification and repair of test & measurement equipment in and outside the U.S., and prior to the sale was a part of the Company’s Electronics Group.  The Company used the proceeds of $34,000,000 from the sale to reduce the amounts outstanding under its Revolving Credit Agreement and Senior Notes.

The results of the Test & Measurement segment have been reported as discontinued operations in the consolidated statements of operations for all periods presented.  In accordance with the provisions of ASC 205-20-45-6 (formerly Allocation of Interest to Discontinued Operations EITF 87-24), interest expense incurred on the debt required to be repaid from the net proceeds of the sale has been allocated to discontinued operations.  During the three and six month periods ended July 5, 2009, interest expense allocated to discontinued operations was $848,000 and $1,400,000, respectively, based on the $34,000,000 in debt required to be repaid as a result of the transaction.

The key components of income from discontinued operations related to the Test & Measurement segment were as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	July 5, 2009	July 5, 2009
	(Unaudited)	(Unaudited)
Net revenue	$12,718	$26,700
Cost of sales and operating expense	(12,108)	(25,222)
Allocated interest expense	(848)	(1,400)
(Loss) income before taxes	(238)	78
Income taxes	(93)	35
(Loss) income from discontinued operations	$(145)	$43

(5)	Dana Claim

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

Sypris recorded the Claim at the estimated fair value of $76,483,000 on August 7, 2007 in accordance with ASC 845-10 (formerly APB 29, Accounting for Nonmonetary Transactions). Sypris allocated the estimated fair value to each commercial issue, and each of those items which required the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement.

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

Dana emerged from bankruptcy on January 31, 2008, and on February 1, 2008, the newly issued shares of DHC began trading on the New York Stock Exchange.  During 2008, the Company received distributions of DHC common stock totaling 3,742,381 shares and a cash distribution of $6,891,000.  As of July 4, 2010, the Company has received approximately 98% of the total common shares it expects to receive.

The Company determined that its investment in DHC common stock was other-than-temporarily impaired as of December 31, 2008.  Accordingly, the Company recorded a $66,758,000 impairment charge during the fourth quarter of 2008.  The non-cash impairment was based on DHC’s closing stock price of $0.74 per share on December 31, 2008.

During the fourth quarter of 2009, the Company liquidated its holdings in DHC common stock for approximately $21,024,000 in net cash proceeds.  The Company recognized a gain of $18,255,000 on the sale.

At July 4, 2010, the Company’s right to participate in additional distributions of DHC common stock, presently estimated to be 87,000 additional shares, is carried at $64,000 in other assets.  Had these shares been received at July 4, 2010, the Company would have recorded a $762,000 unrealized holding gain to other comprehensive loss.

(6)           Restructuring, Impairments and Other Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton, Ohio facility, significant reductions in the workforce in its Marion, Ohio facility and the integration of its Electronics Group subsidiaries.  The purpose of the restructuring program is to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis.  The Company expects to substantially complete its program by the end of 2010.  For the three and six months ended July 4, 2010, the Company recorded a restructuring charge of $1,002,000 and $1,415,000, respectively.  Of the $1,002,000 recorded in the second quarter, $190,000 was recorded within the Industrial Group and $812,000 was recorded within the Electronics Group.  Of these costs, $338,000 was for severance and benefit-related costs, $85,000 related to equipment relocation costs, and $579,000 represented other costs, primarily related to mothball costs associated with closed or partially closed facilities and the consolidation of facilities within the Electronics Group.  Of the $1,415,000 recorded in the first half of 2010, $603,000 was recorded within the Industrial Group and $812,000 was recorded within the Electronics Group.  Of these costs, $346,000 was for severance and benefit-related costs, $184,000 related to equipment relocation costs, and $885,000 represented other costs, primarily related to mothball costs associated with closed or partially closed facilities and the consolidation of facilities within the Electronics Group.  The Company has accrued $2,644,000 related to the restructuring program and expects to incur an additional $1,004,000 in cash expenditures to be paid out during the remainder of 2010 and 2011.

A summary of the pre-tax restructuring charges is as follows (in thousands):

		Costs Incurred
		Six Months	Total	Remaining
	Total	Ended	Recognized	Costs to be
	Program	July 4, 2010	to date	Recognized
Severance and benefit-related costs	$4,046	$346	$4,046	$—
Asset impairments	13,517	—	13,517	—
Deferred contract costs write-offs	17,798	—	17,798	—
Inventory related charges	7,895	—	7,895	—
Equipment relocation costs	2,478	184	2,048	430
Asset retirement obligations	1,501	—	1,501	—
Contract termination costs	3,209	—	3,209	—
Other	4,757	885	4,183	574
	$55,201	$1,415	$54,197	$1,004

A summary of restructuring activity and related reserves at July 4, 2010 is as follows (in thousands):

	Accrued			Accrued
	Balance at		Gross	Balance at
	December 31,	2010	Cash	July 4,
	2009	Charge	Payments	2010
Severance and benefit-related costs	$211	$346	$(135)	$422
Asset retirement obligations	1,395	—	(91)	1,304
Contract termination costs	918	—	—	918
Equipment relocation costs	—	184	(184)	—
Other	—	885	(885)	—
	$2,524	$1,415	$(1,295)	$2,644

A summary of total charges by reportable segment is as follows (in thousands):

	Industrial	Electronics
	Group	Group	Total
Severance and benefit-related costs	$2,562	$1,484	$4,046
Asset impairments	13,517	—	13,517
Deferred contract costs write-offs	—	17,798	17,798
Inventory related charges	—	7,895	7,895
Equipment relocation costs	2,048	—	2,048
Asset retirement obligations	1,501	—	1,501
Contract termination costs	1,868	1,341	3,209
Other	1,050	3,133	4,183
	$22,546	$31,651	$54,197

The total pre-tax costs of $55,201,000 expected to be incurred includes $23,036,000 within the Industrial Group and $32,165,000 within the Electronics Group.  The Company expects to incur additional pre-tax costs of $1,004,000, including approximately $490,000 within the Industrial Group and $514,000 within the Electronics Group.

(7)           Loss Per Common Share

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

For the three and six months ended July 4, 2010 and July 5, 2009, diluted weighted average common shares do not include the impact of outstanding stock options and unvested stock-based shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Earnings attributable to stockholders:
Loss from continuing operations
attributable to stockholders	$(3,964)	$(6,633)	$(6,388)	$(18,166)
Discontinued operations, net of tax	(300)	(145)	(300)	43
Net loss	(4,264)	(6,778)	(6,688)	(18,123)
Less distributed and undistributed earnings
allocable to restricted award holders	—	—	—	—
Net loss allocable to common
stockholders	$(4,264)	$(6,778)	$(6,688)	$(18,123)

Basic earnings (loss) per common share attributable to stockholders:
Continuing operations	$(0.21)	$(0.36)	$(0.34)	$(0.98)
Discontinued operations	(0.02)	(0.01)	(0.02)	0.00
Net loss	$(0.23)	$(0.37)	$(0.36)	$(0.98)

Diluted earnings (loss) per common share attributable to stockholders:
Continuing operations	$(0.21)	$(0.36)	$(0.34)	$(0.98)
Discontinued operations	(0.02)	(0.01)	(0.02)	0.00
Net loss	$(0.23)	$(0.37)	$(0.36)	$(0.98)

Weighted average shares outstanding-basic	18,640	18,478	18,588	18,456
Weighted average additional shares assuming
conversion of potential common shares	—	—	—	—
Weighted average shares outstanding -
diluted	18,640	18,478	18,588	18,456

(8)           Inventory

Inventory consisted of the following (in thousands):

	July 4,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$5,089	$3,916
Work in process	5,793	5,933
Finished goods	6,362	2,899
Costs relating to long-term contracts and programs	16,230	17,288
Reserve for excess and obsolete inventory	(952)	(994)
	$32,522	$29,042

(9)           Segment Data

The Company is organized into two business groups, the Industrial Group and the Electronics Group.  The segments are each managed separately because of the distinctions betweens products, services, markets, customers, technologies and workforce skills of the segments.  The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies.  The Industrial Group also manufactures high-pressure closures and other fabricated products.  The Electronics Group provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems, secured communications devices and related products.  There was no intersegment net revenue recognized in any of the periods presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$46,571	$36,941	$90,677	$74,439
Electronics Group	16,535	32,437	35,332	62,648
	$63,106	$69,378	$126,009	$137,087
Gross profit (loss):
Industrial Group	$2,286	$(1,630)	$4,739	$(4,332)
Electronics Group	2,645	6,073	6,205	9,329
	$4,931	$4,443	$10,944	$4,997
Operating (loss) income:
Industrial Group	$(154)	$(5,377)	$(361)	$(12,061)
Electronics Group	(1,371)	1,964	(309)	739
General, corporate and other	(1,973)	(1,742)	(3,986)	(3,993)
	$(3,498)	$(5,155)	$(4,656)	$(15,315)

 (10)           Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of July 4, 2010 and December 31, 2009 was $881,000 and $1,008,000, respectively.  The Company’s warranty expense from continuing operations for the six months ended July 4, 2010 and July 5, 2009 was $240,000 and $116,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products.  The revenue from the extended warranties is deferred and recognized ratably over the contractual term.  As of July 4, 2010 and December 31, 2009, the Company had deferred $1,658,000 and $1,558,000, respectively, related to extended warranties, which is included in other liabilities in the accompanying balance sheets.

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

As of July 4, 2010, the Company had outstanding purchase commitments of approximately $9,439,000, primarily for the acquisition of inventory and manufacturing equipment.  As of July 4, 2010, the Company also had outstanding letters of credit of $1,886,000 primarily under the aforementioned captive insurance program.

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

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements in accordance with ASC 740, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes).  These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled.  ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The net loss incurred during the period and the net cumulative loss for the current and prior two years, represents negative evidence under the provisions of ASC 740 requiring the Company to establish a valuation allowance against domestic deferred tax assets.  This valuation allowance offsets assets associated with future tax deductions and carryforward items.  Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and certain non-U.S. tax benefits.  Based on the Company’s current forecast, a valuation allowance of $2,108,000 and $3,173,000 was recorded through earnings for the three and six months ended July 4, 2010, respectively, for the Company’s domestic deferred tax assets.  For the three and six months ended July 5, 2009, the Company recorded a valuation allowance of $2,780,000 and $6,986,000, respectively, through earnings.

The remaining deferred tax asset balance is attributable to the Mexican subsidiary.  The Company has been profitable in Mexico in the past and anticipates continuing profitability in the future.  The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary.  During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the ability to realize its deferred tax assets to determine if a valuation allowance is needed.    However, there can be no assurances that the Company’s forecasts are now, or in the future will be, accurate or that other factors impacting this deferred tax asset will not materially and adversely affect its business, results of operations and financial condition.

(12)           Employee Benefit Plans

Pension expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Service cost	$15	$18	$31	$36
Interest cost on projected benefit obligation	561	595	1,137	1,190
Net amortizations, deferrals and other costs	142	252	288	504
Expected return on plan assets	(635)	(587)	(1,292)	(1,174)
	$83	$278	$164	$556

(13)           Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

The components of comprehensive loss, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net loss	$(4,264)	$(6,778)	$(6,688)	$(18,123)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	2,769	—	2,470
Foreign currency translation adjustments	(2,030)	1,266	104	764
Total comprehensive loss	$(6,294)	$(2,743)	$(6,584)	$(14,889)

Accumulated other comprehensive loss consisted of the following (in thousands):

	July 4,	December 31,
	2010	2009
	(Unaudited)
Foreign currency translation adjustments	$(4,600)	$(4,704)
Employee benefit-related adjustments, net of tax of $2,512 – U.S	(12,049)	(12,049)
Employee benefit-related adjustments – Mexico	(434)	(434)
Accumulated other comprehensive loss	$(17,083)	$(17,187)

(14)           Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments.  The carrying value for the Senior Notes approximates fair value at July 4, 2010, given the agreement was signed during the fourth quarter of 2009.  The carrying amount of debt outstanding at July 4, 2010 and December 31, 2009 under the Credit Agreement approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design and other technical services, principally in the markets for industrial manufacturing and aerospace & defense electronics.

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

In December 2008, we announced a restructuring program, which included the closure of the Industrial Group’s Kenton, Ohio facility, the significant reduction in volumes at the Marion, Ohio facility (which remains under consideration for potential closure depending upon the cost of moving certain equipment, the need for continuing capacity, the possibility of new business opportunities and overall market conditions) and the consolidation of Sypris Electronics and Sypris Data Systems into a single operation within the Electronics Group.  Additionally, we have exited several programs within the Electronics Group.  The purpose of the restructuring program was to reduce fixed costs, accelerate integration efficiencies, and significantly improve operating earnings on a sustained basis.  As a result of these initiatives, we recorded, or expect to record in future periods, aggregate pre-tax expenses of approximately $55.2 million, consisting of the following: $4.1 million in severance and benefit costs, $13.5 million in non-cash asset impairments, $17.8 million in non-cash deferred contract costs write-offs, $7.9 million in inventory related charges, $2.5 million in equipment relocation costs, $1.5 million in asset retirement obligations, $3.2 million in contract termination costs and $4.7 million in other restructuring charges.  Of the aggregate $55.2 million in pre-tax costs, the Company expects approximately $15.7 million to be cash-related.

 Results of Operations

The tables presented below, which compare our results of operations for the three and six month periods from 2010 to 2009, present the results for each period, the change in those results from 2010 to 2009 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended July 4, 2010 Compared to Three Months Ended July 5, 2009

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended		Change	Change	Months Ended
	July 4,	July 5,	Favorable	Favorable	July 4,	July 5,
	2010	2009	(Unfavorable)	(Unfavorable)	2010	2009
		(in thousands, except percentage data)
Net revenue:
Industrial Group	$46,571	$36,941	$9,630	26.1%	73.8%	53.2%
Electronics Group	16,535	32,437	(15,902)	(49.0)	26.2	46.8
Total	63,106	69,378	(6,272)	(9.0)	100.0	100.0
Cost of sales:
Industrial Group	44,285	38,571	(5,714)	(14.8)	95.1	104.4
Electronics Group	13,890	26,364	12,474	47.3	84.0	81.3
Total	58,175	64,935	6,760	10.4	92.2	93.6
Gross profit (loss):
Industrial Group	2,286	(1,630)	3,916	240.2	4.9	(4.4)
Electronics Group	2,645	6,073	(3,428)	(56.4)	16.0	18.7
Total	4,931	4,443	488	11.0	7.8	6.4
Selling, general and administrative	6,983	6,994	11	0.2	11.1	10.1
Research and development	416	844	429	50.7	0.7	1.2
Amortization of intangible assets	28	28	—	—	0.0	0.0
Restructuring expense, net	1,002	1,732	730	42.1	1.6	2.5
Operating loss	(3,498)	(5,155)	1,657	32.1	(5.6)	(7.4)
Interest expense, net	583	1,449	866	59.8	0.9	2.1
Other income, net	(688)	(384)	304	79.2	(1.1)	(0.6)
Loss from continuing operations, before taxes	(3,393)	(6,220)	2,827	45.5	(5.4)	(9.0)
Income tax expense	571	413	(158)	(38.3)	0.9	0.6
Loss from continuing operations	(3,964)	(6,633)	2,669	40.2	(6.3)	(9.6)
Loss from discontinued operations, net of tax	(300)	(145)	(155)	(106.9)	(0.5)	(0.2)
Net loss	$(4,264)	$(6,778)	$2,514	37.1%	(6.8)%	(9.8)%

Six Months Ended July 4, 2010 Compared to Six Months Ended July 5, 2009

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Six
	Six Months Ended		Change	Change	Months Ended
	July 4,	July 5,	Favorable	Favorable	July 4,	July 5,
	2010	2009	(Unfavorable)	(Unfavorable)	2010	2009
		(in thousands, except percentage data)
Net revenue:
Industrial Group	$90,677	$74,439	$16,238	21.8%	72.0%	54.3%
Electronics Group	35,332	62,648	(27,316)	(43.6)	28.0	45.7
Total	126,009	137,087	(11,078)	(8.1)	100.0	100.0
Cost of sales:
Industrial Group	85,938	78,771	(7,167)	(9.1)	94.8	105.8
Electronics Group	29,127	53,319	24,192	45.4	82.4	85.1
Total	115,065	132,090	17,025	12.9	91.3	96.4
Gross profit (loss):
Industrial Group	4,739	(4,332)	9,071	209.4	5.2	(5.8)
Electronics Group	6,205	9,329	(3,124)	(33.5)	17.6	14.9
Total	10,944	4,997	5,947	119.0	8.7	3.6
Selling, general and administrative	13,558	14,740	1,182	8.0	10.8	10.8
Research and development	571	1,803	1,232	68.3	0.5	1.3
Amortization of intangible assets	56	56	—	—	0.0	0.0
Restructuring expense, net	1,415	3,713	2,298	61.9	1.1	2.7
Operating loss	(4,656)	(15,315)	10,659	69.6	(3.7)	(11.2)
Interest expense, net	1,184	2,160	976	45.2	0.9	1.6
Other income, net	(222)	(77)	145	188.3	(0.2)	(0.1)
Loss from continuing operations, before taxes	(5,618)	(17,398)	11,780	67.7	(4.5)	(12.7)
Income tax expense	770	768	(2)	(0.3)	0.6	0.6
Loss from continuing operations	(6,388)	(18,166)	11,778	64.8	(5.1)	(13.3)
Income (loss) from discontinued operations, net of tax	(300)	43	(343)	NM	(0.2)	0.1
Net loss	$(6,688)	$(18,123)	$11,435	63.1	(5.3)%	(13.2)%

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales.  Net revenue in the Industrial Group increased $9.6 million and $16.2 million from the prior year second quarter and six month periods, respectively.  Increased volumes for heavy duty commercial trucks and light trucks have contributed to increased revenue of approximately $10.2 million and $16.0 million for the second quarter and six month periods, respectively.  Increased volumes for trailer axles also resulted in a $1.0 million and $1.9 million net revenue increase from the prior year second quarter and six month periods, respectively.  Partially offsetting the volume increase was a decline of $2.0 million for the second quarter and six month periods due to the discontinued sale of axle shafts to a light truck customer.

The Electronics Group derives its revenue from product sales and technical outsourced services.  Net revenue in the Electronics Group decreased $15.9 million and $27.3 million from the prior year second quarter and six month periods, respectively. The decrease is a result from a delay on the production and shipping for one of its secured communication products and the completion of shipments of certain older programs.  The Company received a stop work order on March 30, 2010 from the government due to a technical issue with the product.  The technical issue has since been resolved, and the stop work order was lifted on June 30, 2010.  Shipments are expected to resume during the third quarter 2010.  The Company has received certification for one of its link encryption devices and expects to begin shipping that product in the third quarter with production ramping up during the fourth quarter.  As a result, we expect revenues in this segment to begin to increase in the third quarter of 2010.

Gross Profit. The Industrial Group’s gross profit increased to a profit of $2.3 million and $4.7 million in the second quarter and six month periods of 2010, respectively from a loss of $1.6 million and $4.3 million in the second quarter and six month periods of 2009, respectively.  The increase in sales volume resulted in an increase of gross profit of approximately $2.1 million and $3.2 million for the second quarter and six month periods, respectively.  The Industrial Group also realized an increase in gross profit of $1.8 million and $5.9 million for the second quarter and six month periods, respectively, as a result of productivity improvements attributable to restructuring activities.  Additionally, lower fringe rates and health insurance costs resulted in an increase in gross profit of $0.6 million and $1.3 million for the second quarter and six month periods, respectively.  Partially offsetting this was a $0.1 million and $0.5 million cost increase for the second quarter and six month periods, respectively, due to the strengthening of the Mexican peso as compared to the prior year periods.

The Electronics Group’s gross profit decreased $3.4 million and $3.1 million in the second quarter and six month periods of 2010, respectively.  The decrease in gross profit is primarily a result of the completion of certain mature programs.  Gross profit also declined due to lower revenues due to the technical issue with one of our secured communication products, as noted above, although this was partially offset by an increase in gross profit on certain new space program business and data systems products.  The Electronics Group’s gross profit as a percentage of revenue in the second quarter also decreased to 16.0% from 18.7% in the second quarter of 2009, but increased to 17.6% for the six month period of 2010 as compared to 14.9% for the same period of 2009.

Selling, General and Administrative. Selling, general and administrative expense remained flat for the second quarter and decreased $1.2 million for the six month period of 2010, primarily due to reductions in compensation and employee benefit costs.

Research and Development. Research and development costs decreased $0.4 million and $1.2 million for the second quarter and six month periods of 2010, respectively, primarily due to the redirection of engineering efforts during the six month period to assist with technical issues with existing products. Additionally, development efforts within our Electronics Group for a next generation secured communications device were largely completed during the first quarter of 2010.  However, research and development costs are expected to increase from current levels for the balance of 2010 in support of the Electronics Group’s self-funded product and technology development activities.

Restructuring Expense.  As a result of the Company’s restructuring program, we recorded $1.0 million and $1.4 million related to these initiatives during the second quarter and six months ended July 4, 2010, respectively.  During the three and six month periods ended July 5, 2009, we recorded $1.7 million and $3.7 million, respectively.  The charge for the six months ended July 4, 2010 consisted of $0.3 million for employee severance and benefit costs, $0.2 million in equipment relocation costs, and $0.9 million in other various charges, primarily related to mothball costs associated with closed or partially closed facilities and charges related to the consolidation of two Electronics Group locations.  We expect to incur approximately $0.4 million in additional equipment relocation costs, and approximately $0.6 million in other exit costs.  See Note 6 to the consolidated financial statements included in this Form 10-Q.

Interest Expense. Interest expense for the second quarter and six months ended July 4, 2010 decreased due to a decrease in the weighted average debt outstanding, partially offset by an increase in the weighted average interest rates.  Our weighted average debt outstanding decreased to $18.6 million and $18.9 million for the second quarter and six month periods of 2010, respectively, from $76.7 million and $74.6 million during the second quarter and six month periods of 2009, respectively.  The weighted average interest rate was 9.4% and 9.5% for the second quarter and six month periods of 2010, respectively, compared to 8.0% and 6.9% for the second quarter and six month periods of 2009, respectively. Interest expense incurred on the debt required to be repaid from the net proceeds of the sale of the Test and Measurement Segment has been allocated to discontinued operations.  During the second quarter and six month period ended July 5, 2009, $0.8 million and $1.4 million of interest expense was allocated to discontinued operations based on the $34.0 million in debt required to be repaid as a result of the transaction.

Income Taxes. The provision for income taxes in the second quarter and six month periods of 2010 is associated exclusively with our foreign subsidiaries and includes minimum taxes required to be paid in Mexico.

Discontinued Operations. On October 26, 2009, the Company sold all of the outstanding stock of its wholly owned subsidiary, Sypris Test & Measurement, for approximately $39.0 million.  In accordance with requirements of ASC 205-20-45 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets), the results of the Test & Measurement segment have been reported as discontinued operations for all periods presented.  This business was previously included within the Electronics Group.  During the second quarter of 2010, the Company was made aware of a potential warranty claim from a former customer of Sypris Test & Measurement.  As of July 4, 2010, the Company estimates that its total liability arising from this claim will not exceed $0.3 million, which is included in income (loss) from discontinued operations, net of tax for the three and six months ended July 4, 2010 in the Company’s consolidated statements of operations.  There can be no assurance that similar potential claims will not emerge in the future or that relevant facts and circumstances will not change, necessitating future changes to the estimated liability.  Test & Measurement net income was a loss of $0.1 million and income of $0.1 million for the second quarter and six month periods of 2009, respectively.

Liquidity, Capital Resources and Financial Condition

Net cash used by operating activities (continuing operations) was $0.1 million in the first six months of 2010 as compared to net cash used of $3.9 million for the first six months of 2009, primarily due to the decreased net loss experienced during the first six months of 2010.  Accounts receivable increased within the Industrial Group and used $4.3 million of cash as a result of an overall increase in revenue primarily toward the end of the period.  Offsetting this was a decrease in accounts receivable within the Electronics Group resulting from lower sales during the period.  Inventory increased and used $3.7 million, primarily as a result of a shipping delay within the Electronics Group for one of its secured communication products as discussed above.  Accounts payable increased and provided $3.9 million primarily due to the timing of payments to and from our suppliers and increased purchases by our Industrial Group.  Accrued liabilities increased and provided $0.6 million, primarily as a result of increased accrued taxes for our Mexico operations.

Net cash used in investing activities decreased $2.2 million to $0.5 million for the first six months of 2010, primarily due to lower capital expenditures.  If volumes continue to return within the Industrial Group, the Company expects capital expenditures to increase during the second half of the year.

The Company’s financing activities were cash neutral in the first six months of 2010, as compared to net cash provided of $1.5 million in the first six months of 2009.  We had no additional borrowings or payments on the Revolving Credit Agreement during the six months ended July 4, 2010, as compared to borrowings of $2.5 million during the six months ended July 5, 2009.  Partially offsetting the borrowings in 2009 were financing fees of $0.7 million paid in conjunction with modifications of our debt in 2009 and dividends of $0.4 million paid during the first quarter of 2009.

At July 4, 2010, we had total availability for borrowings and letters of credit under the Revolving Credit Agreement of $9.1 million along with an unrestricted cash balance of $15.0 million, which provides for total cash and borrowing capacity of $24.1 million.  Approximately $7.2 million of the unrestricted cash balance relates to our Mexican subsidiaries.  Maximum borrowings available under the Revolving Credit Agreement are $21.0 million, and standby letters of credit up to a maximum of $15.0 million may be issued under the Revolving Credit Agreement, of which $1.9 million were issued at July 4, 2010.

We also had purchase commitments totaling approximately $9.4 million at July 4, 2010, primarily for inventory and manufacturing equipment.

We believe that sufficient resources will be available to satisfy our cash requirements for at least the next twelve months.  Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our rate of growth.  If our largest customers experience financial difficulty, or if working capital and capital expenditure requirements exceed expected levels during the twelve months or in subsequent periods, we may require additional external sources of capital.  There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financings or otherwise, or that if such financing is available, it will be available on terms acceptable to us.  If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be adversely affected.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There have been no significant changes in our critical accounting policies during the six month period ended July 4, 2010.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements.  Many of these factors are identified in connection with the more specific descriptions contained throughout this report.  Other factors which could also materially affect such future results currently include: our inability to successfully launch or sustain new or next generation programs; the effects of a continuing economic downturn which could reduce our revenues, negatively impact our customers or suppliers and materially, adversely affect our financial results; dependence on, recruitment or retention of key employees; union negotiations; pension valuation, health care or other benefit costs; labor relations; strikes; the costs and supply of debt, equity capital, or insurance; fees, costs or other dilutive effects of refinancing, compliance with covenants in, or acceleration of, our loan and other debt agreements; potential liabilities associated with discontinued operations, including post-closing claims related to business or asset dispositions; potential impairments, non-recoverability or write-offs of goodwill, assets or deferred costs, including deferred tax assets in the U.S. or Mexico; breakdowns, relocations or major repairs of machinery and equipment; the cost, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; failure to adequately insure or to identify environmental or other insurable risks; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; changes in government or other customer programs; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; weaknesses in internal controls; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions; disputes or litigation, involving customer, supplier, lessor, landlord, creditor, stockholder, product liability or environmental claims; war, terrorism or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Information regarding risk factors appears in “MD&A - Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2009 and Part II, Item 1A of our Report on Form 10-Q for the fiscal quarter ended April 4, 2010.  There have been no material changes from the risk factors previously disclosed in the filings indicated above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2010, the restrictions expired on 2,000 shares of restricted common stock which had been granted to employees pursuant to the Company’s equity compensation programs.  As a result of such vesting, 600 shares were withheld by the Company to satisfy withholding tax obligations.  The common shares withheld were immediately cancelled.  The following table summarizes our repurchases during the second quarter ended July 4, 2010 (which consisted entirely of shares withheld to satisfy withholding taxes):

			Total Number of	Maximum
	Total	Average	Shares Purchased	Number of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
May 21, 2010	600	$3.72	-	$-

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Form of Non-Qualified Stock Option Award Agreement for Six-Year Stock Option for grants to executive officers and other key employees.

10.2
2010 Sypris Omnibus Plan effective as of May 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2010 (Commission File No. 333-166951)).

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 17, 2010	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date:	August 17, 2010	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)