Form 10-Q
period 2010-10-03
SYPRIS SOLUTIONS INC
filed 2010-11-16
CIK 864240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended October 3, 2010

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of November 10, 2010 the Registrant had 19,667,229 shares of common stock outstanding.

Part I.	Financial Information
Item 1.	Financial Statements

Sypris Solutions, Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$61,776	$48,650	$177,027	$153,899
Products	11,636	14,066	22,394	45,904
Total net revenue	73,412	62,716	199,421	199,803

Cost of sales:
Outsourced services	57,466	46,879	163,799	155,550
Products	8,288	10,615	17,020	34,034
Total cost of sales	65,754	57,494	180,819	189,584

Gross profit	7,658	5,222	18,602	10,219

Selling, general and administrative	7,120	6,861	20,678	21,601
Research and development	686	664	1,257	2,467
Amortization of intangible assets	29	28	85	84
Restructuring expense, net	626	1,528	2,041	5,241

Operating loss	(803)	(3,859)	(5,459)	(19,174)

Interest expense, net	612	1,828	1,796	3,989
Other income, net	(177)	(7)	(399)	(84)

Loss from continuing operations before taxes	(1,238)	(5,680)	(6,856)	(23,079)

Income tax expense (benefit)	457	(3,776)	1,227	(3,009)
Loss from continuing operations	(1,695)	(1,904)	(8,083)	(20,070)
(Loss) income from discontinued operations, net of tax	(196)	135	(496)	178
Net loss	$(1,891)	$(1,769)	$(8,579)	$(19,892)

Basic income (loss) per share:
Loss per share from continuing operations	$(0.09)	$(0.10)	$(0.43)	$(1.09)
Loss (income) per share from discontinued operations	(0.01)	0.01	(0.03)	0.01
Net loss per share	$(0.10)	$(0.09)	$(0.46)	$(1.08)

Diluted income (loss) per share:
Loss per share from continuing operations	$(0.09)	$(0.10)	$(0.43)	$(1.09)
Loss (income) per share from discontinued operations	(0.01)	0.01	(0.03)	0.01
Net loss per share	$(0.10)	$(0.09)	$(0.46)	$(1.08)

Weighted average shares outstanding:
Basic	18,628	18,478	18,596	18,463
Diluted	18,628	18,478	18,596	18,463

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.
Consolidated Balance Sheets
(in thousands)

	October 3,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$15,135	$15,608
Restricted cash – current	3,000	74
Accounts receivable, net	47,117	38,317
Inventory, net	31,327	29,042
Other current assets	6,081	6,406
Total current assets	102,660	89,447
Restricted cash	—	3,000
Property, plant and equipment, net	70,903	80,280
Goodwill	6,900	6,900
Other assets	10,090	10,320
Total assets	$190,553	$189,947
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,318	$36,185
Accrued liabilities	24,581	22,279
Current portion of long-term debt	2,000	4,000
Total current liabilities	72,899	62,464
Long-term debt	21,305	19,305
Other liabilities	36,555	41,960
Total liabilities	130,759	123,729
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 19,964,348 shares issued and 19,667,229 shares outstanding in 2010 and 20,015,128 shares issued and 19,472,499 shares outstanding in 2009	199	200
Additional paid-in capital	148,271	147,644
Retained deficit	(73,004)	(64,434)
Accumulated other comprehensive loss	(15,669)	(17,187)
Treasury stock, 297,119 and 542,629 shares in 2010 and 2009, respectively	(3)	(5)
Total stockholders’ equity	59,794	66,218
Total liabilities and stockholders’ equity	$190,553	$189,947

Note: The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.
Consolidated Cash Flow Statements
(in thousands)

	Nine Months Ended
	October 3,	October 4,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(8,579)	$(19,892)
(Loss) income from discontinued operations	(496)	178
Loss from continuing operations	(8,083)	(20,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,083	11,511
Stock-based compensation expense	776	619
Deferred revenue recognized	(4,584)	(4,065)
Deferred loan costs recognized	287	1,039
Asset impairments	—	1,150
Provision for excess and obsolete inventory	727	806
Other noncash items	69	(2,194)
Contributions to pension plans	(790)	(79)
Change in operating assets and liabilities:
Accounts receivable	(8,819)	4,368
Inventory	(3,012)	12,921
Other current assets	326	2,758
Accounts payable	10,134	(8,950)
Accrued and other liabilities	1,688	(2,129)

Net cash used in operating activities – continuing operations	(198)	(2,315)
Net cash provided by operating activities – discontinued operations	—	2,641

Net cash (used in) provided by operating activities	(198)	326

Cash flows from investing activities:
Capital expenditures	(1,003)	(3,897)
Proceeds from sale of assets	721	114
Changes in nonoperating assets and liabilities	7	366
Net cash used in investing activities – continuing operations	(275)	(3,417)
Net cash used in investing activities – discontinued operations	—	(843)

Net cash used in investing activities	(275)	(4,260)

Cash flows from financing activities:
Net change in debt under revolving credit agreements	—	2,000
Debt modification costs	—	(652)
Cash dividends paid	—	(386)

Net cash provided by financing activities	—	962

Net decrease in cash and cash equivalents	(473)	(2,972)

Cash and cash equivalents at beginning of period	15,608	13,717

Cash and cash equivalents at end of period	$15,135	$10,745

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, testing, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components & assemblies and aerospace & defense electronics.

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended October 3, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2009 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.  See Note 4, Discontinued Operations.

(3)	Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant or material to the operations of the Company.  Accordingly, the effects of any such undisclosed new accounting pronouncements are not expected to have any significant impact on the results of operations or financial position of the Company.

(4)	Discontinued Operations

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, for $39,000,000, of which $3,000,000 was deposited in an 18-month escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company.  During the second quarter of 2010, the Company was made aware of a potential warranty claim from a former customer of Sypris Test & Measurement.  As of October 3, 2010, the Company estimates that its total liability arising from this claim will not exceed $496,000, which has been reserved in accrued liabilities on the Company’s consolidated balance sheets.  There can be no assurance that similar potential claims will not emerge in the future or that relevant facts and circumstances will not change, necessitating future changes to the estimated liability.  This charge is included in discontinued operations, net in the consolidated statements of operations.

The Test & Measurement business provided technical services for the calibration, certification and repair of test & measurement equipment in and outside the U.S., and prior to the sale was a part of the Company’s Electronics Group.  The Company used the net proceeds of $34,000,000 from the sale to reduce the amounts outstanding under its Revolving Credit Agreement and Senior Notes.

The results of the Test & Measurement business have been reported as discontinued operations in the consolidated statements of operations for all periods presented.  In accordance with the provisions of ASC 205-20-45-6 (formerly Allocation of Interest to Discontinued Operations EITF 87-24), interest expense incurred on the debt required to be repaid from the net proceeds of the sale has been allocated to discontinued operations.  During the three and nine month periods ended October 4, 2009, interest expense allocated to discontinued operations was $844,000 and $2,244,000, respectively, based on the $34,000,000 in debt required to be repaid as a result of the transaction.

The key components of income from discontinued operations related to the Test & Measurement business in 2009 were as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	October 4, 2009	October 4, 2009
	(Unaudited)	(Unaudited)
Net revenue	$12,158	$38,858
Cost of sales and operating expense	(11,088)	(36,310)
Allocated interest expense	(844)	(2,244)
Income before taxes	226	304
Income taxes	91	126
Income from discontinued operations	$135	$178

(5)	Dana Claim

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

Sypris recorded the Claim at the estimated fair value of $76,483,000 on August 7, 2007 in accordance with ASC 845-10 (formerly APB 29, Accounting for Nonmonetary Transactions). Sypris allocated the estimated fair value to each commercial issue, and each of those items which required the Company’s continued involvement was deferred and is being recognized over the applicable period of the involvement.

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

Dana emerged from bankruptcy on January 31, 2008, and on February 1, 2008, the newly issued shares of DHC began trading on the New York Stock Exchange.  During 2008, the Company received distributions of DHC common stock totaling 3,742,381 shares and a cash distribution of $6,891,000.  As of October 3, 2010, the Company has received approximately 98% of the total common shares it expects to receive.

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

At October 3, 2010, the Company’s right to participate in additional distributions of DHC common stock, presently estimated to be 87,000 additional shares, is carried at $64,000 in other assets.  Had these shares been received at October 3, 2010, the Company would have recorded a $1,025,000 unrealized holding gain to other comprehensive loss.

(6)	Restructuring, Impairments and Other Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton, Ohio facility, significant reductions in the workforce in its Marion, Ohio facility and the integration of its Electronics Group subsidiaries.  The purpose of the restructuring program is to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis.  For the three and nine months ended October 3, 2010, the Company recorded a restructuring charge of $626,000 and $2,041,000, respectively.  Of the $626,000 recorded in the third quarter, $106,000 was recorded within the Industrial Group and $520,000 was recorded within the Electronics Group.  Of these costs, $36,000 was related to equipment relocation costs, and $590,000 represented other costs, primarily related to mothball costs associated with closed or partially closed facilities and the consolidation of facilities within the Electronics Group.  Of the $2,041,000 recorded in the nine months of 2010, $709,000 was recorded within the Industrial Group and $1,332,000 was recorded within the Electronics Group.  Of these costs, $346,000 was for severance and benefit-related costs, $220,000 related to equipment relocation costs, and $1,475,000 represented other costs, primarily related to mothball costs associated with closed or partially closed facilities and the consolidation of facilities within the Electronics Group.  The Company has accrued $2,256,000 related to the restructuring program and expects to incur an additional $1,294,000 in cash expenditures to be paid out during the remainder of 2010 and 2011.

For the three and nine months ended October 4, 2009, the Company recorded a restructuring charge of $1,528,000 and $5,241,000, respectively.  Of the $1,528,000 recorded in the third quarter of 2009, $675,000 was recorded within the Industrial Group and $853,000 was recorded within the Electronics Group.  Of these costs, $165,000 was for severance and benefit-related costs, $209,000 related to equipment relocation costs, $278,000 represented non-cash impairment costs and $876,000 represented other costs, primarily related to IT and process reengineering consultants.  Of the $5,241,000 recorded in the first nine months of 2009, $3,376,000 was recorded within the Industrial Group and $1,865,000 was recorded within the Electronics Group.  Of these costs, $1,037,000 was for severance and benefit-related costs, $1,298,000 related to equipment relocation costs, $1,150,000 represented non-cash impairment costs and $1,756,000 represented other costs, primarily related to IT and process reengineering consultants.

A summary of the pre-tax restructuring charges is as follows (in thousands):

		Costs Incurred
		Nine Months	Total	Remaining
	Total	Ended	Recognized	Costs to be
	Program	October 3, 2010	to date	Recognized
Severance and benefit-related costs	$4,046	$346	$4,046	$—
Asset impairments	13,517	—	13,517	—
Deferred contract costs write-offs	17,798	—	17,798	—
Inventory related charges	7,895	—	7,895	—
Equipment relocation costs	2,805	220	2,084	721
Asset retirement obligations	1,501	—	1,501	—
Contract termination costs	3,209	—	3,209	—
Other	5,346	1,475	4,773	573
	$56,117	$2,041	$54,823	$1,294

A summary of restructuring activity and related reserves at October 3, 2010 is as follows (in thousands):

	Accrued			Accrued
	Balance at		Gross	Balance at
	December 31,	2010	Cash	October 3,
	2009	Charge	Payments	2010
Severance and benefit related costs	$211	$346	$(263)	$294
Asset retirement obligation	1,395	—	(96)	1,299
Contract termination costs	918	—	(255)	663
Equipment relocation costs	—	220	(220)	—
Other	—	1,475	(1,475)	—
	$2,524	$2,041	$(2,309)	$2,256

A summary of total charges by reportable segment is as follows (in thousands):

	Industrial	Electronics
	Group	Group	Total
Severance and benefit-related costs	$2,562	$1,484	$4,046
Asset impairments	13,517	—	13,517
Deferred contract costs write-offs	—	17,798	17,798
Inventory related charges	—	7,895	7,895
Equipment relocation costs	2,062	22	2,084
Asset retirement obligations	1,501	—	1,501
Contract termination costs	1,868	1,341	3,209
Other	1,142	3,631	4,773
	$22,652	$32,171	$54,823

The total pre-tax costs of $56,117,000 expected to be incurred includes $23,946,000 within the Industrial Group and $32,171,000 within the Electronics Group.  The Company expects to incur additional pre-tax costs of $1,294,000, all within the Industrial Group.

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

For the three and nine months ended October 3, 2010 and October 4, 2009, diluted weighted average common shares do not include the impact of outstanding stock options and unvested stock-based shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Earnings attributable to stockholders:
Loss from continuing operations attributable to stockholders	$(1,695)	$(1,904)	$(8,083)	$(20,070)
Discontinued operations, net of tax	(196)	135	(496)	178
Net loss	(1,891)	(1,769)	(8,579)	(19,892)
Less distributed and undistributed earnings allocable to restricted award holders	—	—	—	—
Net loss allocable to common stockholders	$(1,891)	$(1,769)	$(8,579)	$(19,892)

Basic earnings (loss) per common share attributable to stockholders:
Continuing operations	$(0.09)	$(0.10)	$(0.43)	$(1.09)
Discontinued operations	(0.01)	0.01	(0.03)	0.01
Net loss	$(0.10)	$(0.09)	$(0.46)	$(1.08)

Diluted earnings (loss) per common share attributable to stockholders:
Continuing operations	$(0.09)	$(0.10)	$(0.43)	$(1.09)
Discontinued operations	(0.01)	0.01	(0.03)	0.01
Net loss	$(0.10)	$(0.09)	$(0.46)	$(1.08)

Weighted average shares outstanding-basic	18,628	18,478	18,596	18,463
Weighted average additional shares assuming conversion of potential common shares	—	—	—	—
Weighted average shares outstanding - diluted	18,628	18,478	18,596	18,463

(8)	Inventory

Inventory consisted of the following (in thousands):

	October 3,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$4,820	$3,916
Work in process	6,067	5,933
Finished goods	2,777	2,899
Costs relating to long-term contracts and programs	18,704	17,288
Reserve for excess and obsolete inventory	(1,041)	(994)
	$31,327	$29,042

(9)	Segment Data

The Company is organized into two business groups, the Industrial Group and the Electronics Group.  There was no intersegment net revenue recognized in any of the periods presented.  The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$52,738	$37,164	$143,415	$111,603
Electronics Group	20,674	25,552	56,006	88,200
	$73,412	$62,716	$199,421	$199,803
Gross profit (loss):
Industrial Group	$2,334	$104	$7,073	$(4,228)
Electronics Group	5,324	5,118	11,529	14,447
	$7,658	$5,222	$18,602	$10,219
Operating (loss) income:
Industrial Group	$(54)	$(2,627)	$(415)	$(14,688)
Electronics Group	1,319	1,093	1,010	1,832
General, corporate and other	(2,068)	(2,325)	(6,054)	(6,318)
	$(803)	$(3,859)	$(5,459)	$(19,174)

(10)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of October 3, 2010 and December 31, 2009 was $883,000 and $1,008,000, respectively.  The Company’s warranty expense for the nine months ended October 3, 2010 and October 4, 2009 was $388,000 and $136,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products.  The revenue from the extended warranties is deferred and recognized ratably over the contractual term.  As of October 3, 2010 and December 31, 2009, the Company had deferred $1,946,000 and $1,558,000, respectively, related to extended warranties, which is included in other liabilities in the accompanying balance sheets.

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

As of October 3, 2010, the Company had outstanding purchase commitments of approximately $18,253,000, primarily for the acquisition of inventory and manufacturing equipment.  As of October 3, 2010, the Company also had outstanding letters of credit of $1,886,000 primarily under a captive insurance program.

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

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements in accordance with ASC 740, Income Taxes.  These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled.  ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The net loss incurred during the period and the net cumulative loss for the current and prior two years, represents negative evidence under the provisions of ASC 740 requiring the Company to establish a valuation allowance against domestic deferred tax assets.  This valuation allowance offsets assets associated with future tax deductions and carryforward items.  Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and certain foreign tax benefits.  Based on the Company’s current forecast, a valuation allowance of $1,138,000 and $4,311,000 was recorded through earnings for the three and nine months ended October 3, 2010, respectively, for the Company’s domestic deferred tax assets.  For the three and nine months ended October 4, 2009, the Company recorded a valuation allowance of $2,401,000 and $9,387,000, respectively, through earnings.

The remaining deferred tax asset balance is attributable to our Mexican subsidiary.  The Company has been profitable in Mexico in the past and anticipates continuing profitability in the future.  The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary.  During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the ability to realize its deferred tax assets to determine if a valuation allowance is needed.    However, there can be no assurances that the Company’s forecasts are now, or in the future will be, accurate or that other factors impacting this deferred tax asset will not materially and adversely affect its business, results of operations or financial condition.

(12)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Service cost	$2	$8	$33	$44
Interest cost on projected benefit obligation	516	584	1,653	1,774
Net amortizations, deferrals and other costs	111	246	399	750
Expected return on plan assets	(654)	(583)	(1,946)	(1,757)
	$(25)	$255	$139	$811

(13)	Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

The components of comprehensive income (loss), net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net loss	$(1,891)	$(1,769)	$(8,579)	$(19,892)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	13,902	—	16,372
Foreign currency translation adjustments	1,414	(972)	1,518	(208)
Total comprehensive income (loss)	$(477)	$11,161	$(7,061)	$(3,728)

Accumulated other comprehensive loss consisted of the following (in thousands):

	October 3,	December 31,
	2010	2009
	(Unaudited)
Foreign currency translation adjustments	$(3,186)	$(4,704)
Employee benefit-related adjustments, net of tax of $2,512 – U.S.	(12,049)	(12,049)
Employee benefit related adjustments – Mexico	(434)	(434)
Accumulated other comprehensive loss	$(15,669)	$(17,187)

(14)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments.  The carrying value for the Senior Notes approximates fair value at October 3, 2010, given the agreement was signed during the fourth quarter of 2009.  The carrying amount of debt outstanding at October 3, 2010 and December 31, 2009 under the Credit Agreement approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

In December 2008, we announced a restructuring program, which included the closure of the Industrial Group’s Kenton, Ohio facility, the significant reduction in volumes at the Marion, Ohio facility (which remains under consideration for potential closure depending upon the cost of moving certain equipment, the need for continuing capacity, the possibility of new business opportunities and overall market conditions) and the consolidation of Sypris Electronics and Sypris Data Systems into a single operation within the Electronics Group.  Additionally, we have exited several programs within the Electronics Group.  The purpose of the restructuring program was to reduce fixed costs, accelerate integration efficiencies, and significantly improve operating earnings on a sustained basis.  The Company has recorded $54.8 million in restructuring charges as of October 3, 2010 in connection with program.  The Company expects to incur additional pre-tax costs of approximately $1.3 million under the program.  See Note 6 to the consolidated financial statements included in this Form 10-Q.

Results of Operations

The tables presented below, which compare our results of operations for the three and nine month periods ended October 3, 2010 to the comparable periods in 2009, present the results for each period, the change in those results from 2010 to 2009 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended October 3, 2010 Compared to Three Months Ended October 4, 2009

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended		Change	Change	Months Ended
	Oct. 3,	Oct. 4,	Favorable	Favorable	Oct. 3,	Oct. 4,
	2010	2009	(Unfavorable)	(Unfavorable)	2010	2009
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$52,738	$37,164	$15,574	41.9%	71.8%	59.3%
Electronics Group	20,674	25,552	(4,878)	(19.1)	28.2	40.7
Total	73,412	62,716	10,696	17.1	100.0	100.0

Cost of sales:
Industrial Group	50,404	37,060	(13,344)	(36.0)	95.6	99.7
Electronics Group	15,350	20,434	5,084	24.9	74.2	80.0
Total	65,754	57,494	(8,260)	(14.4)	89.6	91.7

Gross profit:
Industrial Group	2,334	104	2,230	2,144.2	4.4	0.3
Electronics Group	5,324	5,118	206	4.0	25.8	20.0
Total	7,658	5,222	2,436	46.6	10.4	8.3

Selling, general and administrative	7,120	6,861	(259)	(3.8)	9.7	10.9
Research and development	686	664	(22)	(3.3)	0.9	1.1
Amortization of intangible assets	29	28	(1)	(3.6)	—	—
Restructuring expense, net	626	1,528	902	59.0	0.9	2.4

Operating loss	(803)	(3,859)	3,056	79.2	(1.1)	(6.1)

Interest expense, net	612	1,828	1,216	66.5	0.8	2.9
Other income, net	(177)	(7)	170	NM	(0.2)	—

Loss from continuing operations before tax	(1,238)	(5,680)	4,442	78.2	(1.7)	(9.0)
Income tax (benefit) expense	457	(3,776)	(4,233)	NM	0.6	(6.0)

Loss from continuing operations	(1,695)	(1,904)	209	11.0	(2.3)	(3.0)

(Loss) income from discontinued operations, net of tax	(196)	135	(331)	NM	(0.3)	0.2

Net loss	$(1,891)	$(1,769)	$(122)	(6.9)%	(2.6)%	(2.8)%

Nine Months Ended October 3, 2010 Compared to Nine Months Ended October 4, 2009

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Nine
	Nine Months Ended		Change	Change	Months Ended
	Oct. 3,	Oct. 4,	Favorable	Favorable	Oct.3,	Oct. 4,
	2010	2009	(Unfavorable)	(Unfavorable)	2010	2009
	(in thousands, except percentage data)

Net revenue:
Industrial Group	$143,415	$111,603	$31,812	28.5%	71.9%	55.9%
Electronics Group	56,006	88,200	(32,194)	(36.5)	28.1	44.1
Total	199,421	199,803	(382)	(0.2)	100.0	100.0

Cost of sales:
Industrial Group	136,342	115,831	(20,511)	(17.7)	95.1	103.8
Electronics Group	44,477	73,753	29,276	39.7	79.4	83.6
Total	180,819	189,584	8,765	4.6	90.7	94.9

Gross profit:
Industrial Group	7,073	(4,228)	11,301	267.3	4.9	(3.8)
Electronics Group	11,529	14,447	(2,918)	(20.2)	20.6	16.4
Total	18,602	10,219	8,383	82.0	9.3	5.1

Selling, general and administrative	20,678	21,601	923	4.3	10.4	10.8
Research and development	1,257	2,467	1,210	49.0	0.6	1.3
Amortization of intangible assets	85	84	(1)	(1.2)	0.0	0.0
Restructuring expense, net	2,041	5,241	3,200	61.1	1.0	2.6

Operating loss	(5,459)	(19,174)	13,715	71.5	(2.7)	(9.6)

Interest expense, net	1,796	3,989	2,193	55.0	0.9	2.0
Other income, net	(399)	(84)	315	375.0	(0.2)	(0.0)

Loss from continuing operations before taxes	(6,856)	(23,079)	16,223	70.3	(3.4)	(11.6)
Income tax (benefit) expense	1,227	(3,009)	(4,236)	NM	0.6	(1.5)

Loss from continuing operations	(8,083)	(20,070)	11,987	59.7	(4.1)	(10.1)

(Loss) income from discontinued operations, net of tax	(496)	178	(674)	NM	(0.2)	0.1

Net loss	$(8,579)	$(19,892)	$11,313	56.9%	(4.3)%	(10.0)%

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales.  Net revenue in the Industrial Group for the three and nine month periods ended October 3, 2010 increased $15.6 million and $31.8 million from the prior year comparable periods, respectively.  Increased volumes for medium and heavy duty commercial trucks have contributed to increased revenue of approximately $12.9 million and $29.8 million for the 2010 three and nine month periods, respectively.  Increased volumes for trailer axles also resulted in a $2.2 million and $4.1 million net revenue increase for the 2010 three and nine month periods over the prior year comparable periods, respectively.  Manufacturing services for a new commercial vehicle customer resulted in increased revenue of $0.7 million for the three and nine months ended October 3, 2010.  Additionally, sales of our specialty closure products increased $0.5 million and $0.6 million from the prior year comparable periods, respectively.  Partially offsetting the volume increase was a decline of $0.8 million and $2.8 million for the three and nine month periods ended October 3, 2010, respectively, due to the discontinued sale of axle shafts to a light truck customer.

The Electronics Group derives its revenue from product sales and technical outsourced services.  Net revenue in the Electronics Group for the three and nine month periods ended October 3, 2010 decreased $4.9 million and $32.2 million from the prior year comparable periods, respectively.  The decrease is primarily a result of the completion of shipments of certain older products and the completion of several electronic manufacturing services (EMS) programs.  The completed EMS programs primarily consisted of circuit board assembly services provided to certain contractors for the U.S. government.  The Electronics Group continues to provide electronic manufacturing services to U.S. government contractors and other subcontractors.  However, the focus of this business has shifted to programs for which the value added capabilities of the Electronics Group will provide the opportunity for higher gross margins.  We expect comparable full year 2010 revenue will be less than 2009 for the Electronics Group, although the mix of higher margin EMS business is expected to increase and continue to drive improvement in gross margin.  The decrease in revenues for the three and nine month periods ended October 3, 2010 was partially offset by the resumption of shipments on one of our secure communication programs after receiving approval from the government on June 30, 2010.

Gross Profit. The Industrial Group’s gross profit increased to a profit of $2.3 million and $7.1 million in the three and nine month periods ended October 3, 2010, as compared to a profit of $0.1 million and a loss of $4.2 million in the prior year comparable periods.  The increase in sales volume resulted in an increase in gross profit of approximately $2.8 million and $6.3 million for the three and nine month periods ended October 3, 2010, respectively.  The Industrial Group also realized an increase in gross profit of $0.7 million and $6.5 million for the three and nine month periods ended October 3, 2010, respectively, as a result of productivity improvements attributable to restructuring activities.  Partially offsetting this was a $0.2 million and $0.7 million cost increase for the three and nine month periods ended October 3, 2010, respectively, due to the strengthening of the Mexican peso as compared to the prior year periods.  Additionally, the discontinuation of axle shaft sales to a light truck customer reduced gross profit by $0.7 million and $1.2 million, respectively.

The Electronics Group’s gross profit increased $0.2 million for three month period ended October 3, 2010 over the comparable 2009 period despite a decrease in revenue primarily as a result of Lean and Six Sigma quality initiatives and a change in mix from lower margin programs within the EMS business to higher margin product and aerospace sales during the period.  Gross profit decreased $2.9 million in the nine month period ended October 3, 2010 over the comparable 2009 period as a result of lower revenues resulting in the completion of shipments of certain older programs.  Gross profit as a percentage of revenue increased to 25.8% and 20.6% for the three and nine month periods ended October 3, 2010, respectively, from 20.0% and 16.4% for the comparable 2009 periods.

Selling, General and Administrative. Selling, general and administrative expense increased $0.3 million for the three month period ended October 3, 2010 over the comparable 2009 period, primarily as a result of additional selling efforts within our Electronics Group during the quarter.  Selling, general and administrative expense decreased $0.9 million for the nine month period ended October 3, 2010, when compared to the comparable 2009 period, primarily due to reductions in compensation and employee benefit costs.

Research and Development. Research and development costs remained flat for the three month period ended October 3, 2010 over the comparable 2009 period, but decreased $1.2 million for the nine month period ended October 3, 2010 as compared to the nine month period ended October 4, 2009.  This decrease is primarily due to the redirection of engineering efforts during the first six months of 2010 to assist with technical issues with existing products.  However, research and development costs are expected to increase from current levels into the fourth quarter of 2010 in support of the Electronics Group’s self-funded product and technology development activities.

Restructuring Expense.  As a result of the Company’s restructuring program, we recorded $0.6 million and $2.0 million related to these initiatives during the three and nine month periods ended October 3, 2010, respectively.  During the three and nine month periods ended October 4, 2009, we recorded $1.5 million and $5.2 million, respectively.  The charge for the nine month period ended October 3, 2010 consisted of $0.3 million for employee severance and benefit costs, $0.2 million in equipment relocation costs and $1.5 million in other various charges, primarily related to mothball costs associated with closed or partially closed facilities and charges related to the consolidation of two Electronics Group locations.  The charge for the nine month period ended October 4, 2009 consisted of $1.0 million for employee severance and benefit costs, $1.3 million in equipment relocation costs, $1.2 million in non-cash asset impairments, and $1.7 million in other various charges.  We expect to incur approximately $0.7 million in additional equipment relocation costs, and approximately $0.6 million in other exit costs.  See Note 6 to the consolidated financial statements included in this Form 10-Q.

Interest Expense. Interest expense for the three and nine month periods ended October 3, 2010 decreased from the comparable 2009 periods due to a decrease in our weighted average debt outstanding, partially offset by an increase in the weighted average interest rates.  Our weighted average debt outstanding decreased to $22.3 million and $20.1 million for the three and nine month periods ended October 3, 2010, respectively, from $75.1 million and $74.7 million during the comparable 2009 periods.  The weighted average interest rate was 8.7% and 9.2% for the three and nine month periods ended October 3, 2010, respectively, compared to 7.9% and 7.3% for the comparable 2009 periods. Interest expense incurred on the debt required to be repaid from the net proceeds of the sale of the Test and Measurement Segment has been allocated to discontinued operations.  During the three and nine month periods ended October 4, 2009, $0.8 million and $2.2 million of interest expense was allocated to discontinued operations based on the $34.0 million in debt required to be repaid as a result of the transaction.

Income Taxes. The provision for income taxes in the three and nine month periods ended October 3, 2010 is associated exclusively with our foreign subsidiaries and includes minimum taxes required to be paid in Mexico.  The provision for income taxes in the three and nine month periods ended October 4, 2009 includes a benefit of $3.5 million due to the required intraperiod tax allocation resulting from the loss from continuing operations and income recorded in other comprehensive income.  The remaining provision recorded in 2009 is associated with our foreign subsidiaries and includes minimum taxes required to be paid in Mexico. See Note 11 to the consolidated financial statements included in this Form 10-Q.

Other Income, Net. Other income, net increased $0.2 million and $0.3 million for the three and nine month periods ended October 3, 2010, respectively, over the comparable 2009 periods, primarily due to the sale of idle equipment during the third quarter within the Industrial Group for a gain of $0.6 million.  This was partially offset by foreign currency translation losses of $0.5 million and $0.4 million for the three and nine month periods ended October 3, 2010, respectively.  Such amounts in the prior year periods were not significant.

Discontinued Operations. On October 26, 2009, the Company sold all of the outstanding stock of its wholly owned subsidiary, Sypris Test & Measurement, for approximately $39.0 million.  In accordance with requirements of ASC 205-20-45 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets), the results of the Test & Measurement segment have been reported as discontinued operations for all periods presented.  This business was previously included within the Electronics Group.  During the second quarter of 2010, the Company was made aware of a potential warranty claim from a former customer of Sypris Test & Measurement.  As of October 3, 2010, the Company estimates that its total liability arising from this claim will not exceed $0.5 million, which was charged to income (loss) from discontinued operations, net of tax for the nine months ended October 3, 2010 in the Company’s consolidated statements of operations.  There can be no assurance that similar potential claims will not emerge in the future or that relevant facts and circumstances will not change, necessitating future changes to the estimated liability.  Test & Measurement’s net income was $0.1 million and $0.2 million for the three and nine month periods ended October 4, 2009, respectively.

Liquidity, Capital Resources and Financial Condition

Net cash used in operating activities of continuing operations was $0.2 million in the nine month period ended October 3, 2010 as compared to net cash used of $2.3 million for the nine month period ended October 4, 2009.  Accounts receivable increased within the Industrial Group and used $10.7 million of cash in the nine month period ended October 3, 2010 as a result of an overall increase in revenue.  Offsetting this was a decrease in accounts receivable within the Electronics Group resulting from lower sales during the nine month period ended October 3, 2010.  Inventory increased in the same period and used $3.0 million, primarily as a result of a shipping delay within the Electronics Group for one of its secured communications products.  Accounts payable increased in the same period and provided $10.1 million primarily due to increased purchases by our Industrial Group and the timing of payments to and from our suppliers.  Accrued liabilities increased in the same period and provided $1.7 million, primarily as a result of increased accrued taxes for our Mexico operations and an increase in deferred revenue within our Electronics Group.

Net cash used in investing activities of continuing operations decreased $3.1 million to $0.3 million for the nine month period ended October 3, 2010, primarily due to lower capital expenditures.  If volumes continue to return within the Industrial Group, the Company expects capital expenditures to increase going forward.  Additionally, the Industrial Group sold an idle piece of equipment during the third quarter of 2010, which generated $0.7 million of cash.

The Company’s financing activities were cash neutral for the nine month period ended October 3, 2010, as compared to net cash provided of $1.0 million in the nine month period ended October 4, 2009.  Our debt outstanding under the Revolving Credit Agreement did not change between December 31, 2009 and October 3, 2010, as compared to an increase in net borrowings of $2.0 million during the nine month period ended October 4, 2009.  Partially offsetting the borrowings in 2009 were financing fees of $0.7 million paid in conjunction with modifications of our debt in 2009 and dividends of $0.4 million paid during the first quarter of 2009.

At October 3, 2010, we had total availability for borrowings and letters of credit under the Revolving Credit Agreement of $9.1 million along with an unrestricted cash balance of $15.1 million, which provides for total cash and borrowing capacity of $24.2 million.  Approximately $8.4 million of the unrestricted cash balance relates to our Mexican subsidiaries.  Maximum borrowings available under the Revolving Credit Agreement are $21.0 million, and standby letters of credit up to a maximum of $15.0 million may be issued under the Revolving Credit Agreement, of which $1.9 million were issued as of October 3, 2010.

As of October 3, 2010, the principle amount outstanding under our Revolving Credit Agreement and Senior Notes is due on January 15, 2012.  We also had purchase commitments totaling approximately $18.3 million at October 3, 2010, primarily for inventory and manufacturing equipment.

We believe that sufficient resources will be available to satisfy our cash requirements for at least the next twelve months.  Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements, our ability to refinance outstanding debt obligations and our rate of growth.  If our largest customers experience financial difficulty, or if working capital and capital expenditure requirements exceed expected levels during the next twelve months or in subsequent periods, we may require additional external sources of capital.  There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financings or otherwise, or that if such financing is available, it will be available on terms acceptable to us.  If adequate funds are not available on acceptable terms, our business, results of operations or financial condition could be adversely affected.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There have been no significant changes in our critical accounting policies during the nine month period ended October 3, 2010.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements.  Many of these factors are identified in connection with the more specific descriptions contained throughout this report.  Other factors which could also materially affect such future results currently include: our inability to successfully launch or sustain new or next generation programs or product features, especially in accordance with budgets or committed delivery schedules; potential liabilities associated with discontinued operations, including post-closing indemnifications or claims related to business or asset dispositions; breakdowns, relocations or major repairs of machinery and equipment; the cost, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; pension valuation, health care or other benefit costs; labor relations; strikes; dependence on, recruitment or retention of key employees; union negotiations; changes in government or other customer budgets, funding or programs; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; disputes or litigation, involving customer, supplier, lessor, landlord, creditor, stockholder, product liability or environmental claims; the costs and supply of debt, equity capital, or insurance; fees, costs or other dilutive effects of refinancing, compliance with covenants in, or acceleration of, our loan and other debt agreements; potential impairments, non-recoverability or write-offs of goodwill, assets or deferred costs, including deferred tax assets in the U.S. or Mexico; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; the effects of a continuing economic downturn which could reduce our revenues, negatively impact our customers or suppliers and materially, adversely affect our financial results; failure to adequately insure or to identify environmental or other insurable risks; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; weaknesses in internal controls; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions; war, terrorism or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

On August 1, 2010 and August 29, 2010, the restrictions expired on 18,310 shares of restricted common stock which had been granted to employees pursuant to the Company’s equity compensation programs.  As a result of such vesting, 6,630 shares were withheld by the Company to satisfy withholding tax obligations.  The common shares withheld were immediately cancelled.  The following table summarizes our repurchases during the third quarter ended October 3, 2010 (which consisted entirely of shares withheld to satisfy withholding taxes):

			Total Number of	Maximum
	Total	Average	Shares Purchased	Number of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
August 1, 2010	5,532	$3.53	-	$-
August 29, 2010	1,098	$3.57	-	$-

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	November 16, 2010	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date:	November 16, 2010	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)