Form 10-K
period 2010-12-31
SYPRIS SOLUTIONS INC
filed 2011-03-15
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 4, 2010) was $42,491,784.

There were 19,574,307 shares of the registrant’s common stock outstanding as of March 4, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held May 10, 2011 are incorporated by reference into Part III to the extent described therein.

In this Form 10-K, “Sypris,” “SYPR,” “the Company,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Form 10-K are the property of their respective owners.

PART I

Item 1.	Business

General

We were formed as a Delaware corporation in 1997. We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies principally in the markets for industrial manufacturing and aerospace and defense electronics.

We focus on those markets where we believe we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry participants that embrace multi-year contractual relationships as a strategic component of their supply chain management. These contracts, many of which are sole-source by part number and are for terms of up to five years, enable us to invest in leading-edge processes or technologies to help our customers remain competitive. The productivity, flexibility and economies of scale that can result offer an important opportunity for differentiating ourselves from the competition when it comes to cost, quality, reliability and customer service.

Industrial Manufacturing. We are a significant supplier of forged and machined components, serving the commercial vehicle, off highway vehicle, light truck and energy markets in North America. We produce drive train components including axle shafts, gear sets, differential cases, steer axle forgings, and other components under multi-year, sole-source contracts with ArvinMeritor, Inc. (ArvinMeritor) and Dana Holding Corporation (DHC), the two primary providers of drive train assemblies for use by the leading truck manufacturers, including Ford Motor Company (Ford), Freightliner LLC (Freightliner), Mack Trucks, Inc. (Mack), Navistar International Corporation (Navistar), PACCAR, Inc. (PACCAR) and Volvo Truck Corporation (Volvo). We also supply ArvinMeritor with trailer axle beams for use by the leading trailer manufacturers, including Great Dane Limited Partnership (Great Dane), Hyundai Motor Company (Hyundai), Stoughton Trailers, LLC (Stoughton), Utility Trailer Manufacturing Company (Utility) and Wabash National Corporation (Wabash). We continue to support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies. During 2008 and 2009, the commercial vehicle industry experienced a severe recession highlighted by an unprecedented plunge in industry volumes. The industry was significantly affected by deteriorating global economic conditions, unstable credit markets and declining consumer confidence. The economic crisis drove a 38% year-over-year revenue drop within our Industrial Group in 2009. As a result, we embarked upon a significant restructuring plan which included adjusting our overhead and infrastructure to cope with the downturn and beginning to diversify our customers. Our diversification strategy resulted in the recent addition of new long-term agreements in 2010 with Eaton Corporation and American Axle, under which we supply forgings.

Aerospace & Defense Electronics. The Electronics Group is organized around two primary business lines: Information Security Solutions (ISS) and Electronic Manufacturing Services (EMS).

•

Information Security Solutions (ISS). Our ISS business provides solutions in cyber security, secure communications, global electronic key management, Sypris Data Systems branded products, and product design and development to the United States Government, both defense and civilian agencies, international government agencies, as well as worldwide defense and aerospace prime organizations. This group has several long-term contracts with the Department of Defense to design and build information assurance products, including link encryptors, data recording products and electronic key fill devices.

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

The proposed U.S. defense budget for fiscal 2011 contains provisions to increase spending for activities related to Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR), cyber defense and education and secure communications. However, defense spending appears likely to be relatively flat during 2011. With few new starts and an increase in the Operations & Maintenance (O&M) and Procurement accounts, we believe there will be a focus on Reset, Maintenance Repair and Overhaul (MRO), Recapitalization and Service Life Extension Programs. These activities would focus on extending the useful life of current platforms either through basic repairs to structures, modernizing electronics in a system or complete overhauls of platforms. There continues to be increased support for spending and government provisions for cyber and irregular warfare activities, specifically related to cyber security research, education and training; network defense, secure computing, cloud computing and certification and accreditation training, all of which are expected to create significant potential opportunities for our ISS business over the long term. Our aerospace and defense electronics business accounted for approximately 28% of net revenue in 2010.

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

Our Markets

Industrial Manufacturing. The industrial manufacturing markets include truck components and assemblies, trailer components and specialty closures. The truck components and assemblies market which consists of the original equipment manufacturers, or OEMs, including Chrysler Group LLC, Ford, Freightliner, General

Motors Company, Mack, Navistar, PACCAR and Volvo, and an extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. The trailer market consists of OEMs including Great Dane, Wabash, Utility, Hyundai, Vanguard and Stoughton. Tier I companies represent the primary suppliers to the OEMs and include ArvinMeritor, DHC, Delphi Automotive LLP, Eaton Corporation and Visteon Corporation (Visteon), among others. Many of the Tier I companies are confronted with excess capacity, high hourly wage rates, costly benefit packages and aging capital equipment. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components and assemblies and the trailer markets, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels. The specialty closures market consists primarily of oil and gas pipelines, which are also facing significant pressures to improve quality, reduce costs and defer capital expenditures.

During 2009, the commercial vehicle industry experienced a severe recession highlighted by an unprecedented plunge in industry volumes. Deteriorating global economic conditions, unstable credit markets, rising unemployment and declining consumer confidence have all led to weakened OEMs, many of which were experiencing financial distress prior to 2009. Along with the general economic decline, the industry continues to experience declining U.S. production volumes, reduced U.S. domestic OEM market share, intense global competition, volatile commodity prices and significant pricing pressures. Although production volumes have increased in fiscal year 2010 as compared to the prior year, they are still below historically normal levels.

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

Aerospace & Defense Electronics. The consolidation of defense contractors over the past decade has added to the increased demand for outsourcing specialists. The consolidated companies, some of which have developed highly leveraged balance sheets as a result of mergers and acquisitions, have been motivated to seek new ways to raise margins, increase profitability and enhance cash flow. Accordingly, outsourcing specialists, including Sypris, have been successful in building new relationships with organizations that previously relied more on internal resources. We believe this trend will continue, and that our extensive experience, capabilities, certifications and qualifications in the development of security products and services across our businesses will serve to differentiate us from many of the more traditional outsource suppliers. We also believe that we are well positioned to take advantage of additional outsourcing activity that may flow from the prime contractors that are awarded contracts related to increased defense appropriations and expenditures as a result of increased focus on national defense, homeland security and cyber security.

The market conditions for our ISS business are expected to be favorable over the long term, given the growing cyber security and intelligence markets. Our EMS business, dedicated to the aerospace and defense market, faces various market conditions. The nature of providing outsourced manufacturing services to the aerospace and defense electronics industry differs substantially from the traditional commercial outsourced manufacturing services industry. The cost of failure can be extremely high, the manufacturing requirements are typically complex and products are produced in relatively small quantities. Companies that provide these manufacturing services are required to maintain and adhere to a number of strict and comprehensive certifications, security clearances and traceability standards.

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

Dedicate our Resources to Support Strategic Partnerships. We will continue to dedicate our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management and have the potential for long-term growth. We prefer contracts that are sole-source by part number so we can work closely with the customer to the mutual benefit of both parties. DHC and ArvinMeritor have awarded us with sole-source supply agreements for certain parts that run through 2014 and 2015, respectively. Historically, we entered into multi-year manufacturing services agreements with Boeing, Honeywell, Lockheed Martin, Northrop Grumman and Raytheon. Our success in establishing outsourcing partnerships with key customers has historically led to additional contracts, and we believe that if we continue to successfully perform on current contracts, we should have additional growth opportunities with these and other customers.

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

Grow Through the Addition of New Value-Added Services. We hope to grow through the addition of new value-added manufacturing capabilities and the introduction of additional components in the supply chain that enable us to provide a more complete solution by improving quality and reducing product cost, inventory levels and cycle times for our customers. In many instances, we offer a variety of state-of-the-art machining capabilities to our customers in the industrial manufacturing markets that enable us to reduce labor and shipping costs and minimize cycle times for our customers over the long-term, providing us with additional growth opportunities in the future. Successfully migrating from design and manufacturing of complex circuit card assemblies to box builds would increase product content with our customers and would allow us to be a more significant player in the aerospace and defense market.

We believe that the number and duration of our strategic relationships enable us to invest in our business with greater certainty and with less risk than others that do not benefit from the type of longer term contractual commitments we receive from many of our major customers. The investments we make in support of these contracts are targeted to provide us with the productivity, flexibility, technological edge and economies of scale that we believe will help to differentiate us from the competition in the future when it comes to cost, quality, reliability and customer service.

Our Services and Products

We are a diversified provider of outsourced services and specialty products. Our services consist of manufacturing, technical and other services and products that are delivered as part of our customers’ overall supply chain management. We provide our customers with services that include software development, design services, prototype development, product re-engineering, feature enhancement, product ruggedization, cost reduction, product miniaturization and electro-magnetic interference and shielding. We also apply our core technologies to the development and production of our own product line of high assurance security components, including cryptographic key management programs and data encryption and recording products for our U.S. Government and defense customers. The information below is representative of the types of products we manufacture, services we provide and the customers and industries for which we provide such products or services.

Industrial Manufacturing:

ArvinMeritor	Axle shafts and drive train components for medium and heavy-duty trucks as well as axle beams for trailers.
DHC	Drive train components (including axle shafts, differential cases, gear sets, full float tubes) and steer axle components for use in light, medium and heavy-duty trucks.
Eaton	Transmission shafts for heavy-duty trucks.
Jamison Products	Specialty closures for oil and gas pipelines.

Aerospace & Defense Electronics:

Honeywell	Complex circuit cards for the color display systems used in military aircraft.
U.S. Government	Secure communications equipment, global key management solutions and data recording systems.
Raytheon	Complex circuit cards for use in a missile guidance system and an integrated air defense network.

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

Industrial Manufacturing Services. We provide our customers with a wide range of capabilities, including automated forging, extruding, machining, induction hardening, heat-treating and testing services to meet the exacting requirements. We also design and fabricate production tooling, manufacture prototype products and provide other value-added services for our customers. Our manufacturing services contracts for the truck components and assemblies markets are generally sole-source by part number. Part numbers may be specified for inclusion in a single model or a range of models. Where we are the sole-source provider by part number, we are the exclusive provider to our customer of the specific parts and for any replacements for these parts that may result from a design or model change for the duration of the manufacturing contract.

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

Our Customers

Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offering. Our five largest customers in 2010 were DHC, ArvinMeritor, Honeywell, Lockheed Martin, and Sistemas, which in the aggregate accounted for 73% of net revenue in 2010. Our five largest customers in 2009 were DHC, ArvinMeritor, Honeywell and CPU Tech and Northrop Grumman, which accounted for 66% of net revenue in 2009. In 2010, DHC and ArvinMeritor represented approximately 49% and 13% of our net revenue, respectively. In 2009, DHC and ArvinMeritor represented approximately 40% and 7% of our net revenue, respectively. In addition, U.S. governmental agencies accounted for 12% and 16% of net revenue in 2010 and 2009, respectively. The change in customer mix from 2009 to 2010 is partially the result of a higher concentration of revenues from our Industrial Group. There was no loss of any major customer in 2010.

Geographic Areas

Our operations are located in the U.S. and Mexico. Our Mexican subsidiaries and affiliates are a part of our Industrial Group and manufacture and sell a number of products similar to those the Industrial Group produces in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. dollars. For the year ended December 31, 2010, other income, net includes foreign currency translation losses of $0.7 million. For 2009, other income, net included foreign currency translation gains of $0.1 million.

Consolidated net revenues from Mexican operations were $63.8 million, or 24%, and $52.6 million, or 20%, of our consolidated net revenues in 2010 and 2009, respectively. In 2010, net income from our Mexican operations was $6.8 million as compared to a consolidated loss from continuing operations of $9.7 million. In 2009, net income from our Mexican operations was $13.3 million as compared to a consolidated loss from continuing operations of $5.3 million. You can find more information about our regional operating results, including our export sales, in “Note 20 Segment Information” in Item 8 of this Form 10-K.

Sales and Business Development

Our principal sources of new business originate from the expansion of existing relationships, referrals and direct sales through senior management, direct sales personnel, domestic and international sales representatives, distributors and market specialists. We supplement these selling efforts with a variety of sales literature, advertising in numerous trade media and participation in trade shows. We also utilize engineering specialists extensively to facilitate the sales process by working with potential customers to reduce the cost of the service they need. Our specialists achieve this objective by working with the customer to improve their product’s design for ease of manufacturing, reducing the amount of set-up time or material that may be required to produce the product or by developing software that can automate the test and/or certification process. The award of contracts or programs can be a lengthy process, which in some circumstances can extend well beyond 12 months. We may need to commit resources to potential contracts or programs that we ultimately do not win.

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

Competition

The markets that we serve are highly competitive, and we compete against numerous domestic companies in addition to the internal capabilities of some of our customers. In the truck components and assemblies market, we compete primarily against companies including Mid-West Forge, Inc., Spencer Forge and Machine, Inc. and Traxle, which serve as suppliers to many Tier I and smaller companies. In the aerospace and defense electronics market, we compete primarily against companies including Celestica Inc., Jabil Circuit, Inc., LaBarge, Inc. and Safenet, Inc. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours. In addition, we will face new competitors as we continue to increase and expand our business.

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

Suppliers

For significant portions of our business, we purchase raw materials and component parts from our customers or from suppliers chosen by our customers, at prices negotiated by our customers. When these suppliers increase their prices, cause delays in production schedules or fail to meet our customers’ quality standards, our customers have contractually agreed to reimburse us for the costs associated with such price increases and not to charge us for costs caused by such delays or quality issues. Accordingly, our risks are largely limited to accurate inspections of such materials, timely communications and the collection of such reimbursements or charges, along with any additional costs incurred by us due to delays in, interruptions of, or non-optimal scheduling of, production schedules. However, for a growing part of our business, we arrange our own suppliers and assume the additional risks of price increases, quality concerns and production delays.

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

There can be no assurance that supply interruptions or price increases will not slow production, delay shipments to our customers or increase costs in the future, any of which could adversely affect our financial results. Delays, interruptions or non-optimal scheduling of production related to interruptions in raw materials supplies can be expected to increase our costs.

Research and Development

Our research and development activities are mainly related to our product lines that serve the aerospace and defense electronics market. Process improvement expenditures related to our outsourced services are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small, but growing, percentage of our net revenue. We invested $3.2 million and $2.8 million in research and development in 2010 and 2009, respectively.

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

We are also subject to comprehensive and changing federal, state and local environmental requirements, both in the U.S. and in Mexico, including those governing discharges to air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with releases of hazardous substances. We use hazardous substances in our operations and, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from any properties that we may own or operate, we may be held liable and may be required to pay the cost of remedying the condition. The amount of any resulting liability could be material.

Employees

As of December 31, 2010, we had a total of 1,133 employees, of which 1,090 are full-time employees, 844 of our employees are engaged in manufacturing and providing our technical services, 17 are engaged in sales and marketing, 111 are engaged in engineering and 161 engaged in administration. Approximately 445 of our employees are covered by collective bargaining agreements with various unions that expire on various dates through 2013. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 102 employees expire within the next 12 months. Although we believe overall that our relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

Customers

We need to generate new business revenues supported by a sustainable competitive advantage.

Our businesses generally require a higher level of new business revenues in order to operate profitably. Unless we can develop and offer new products and services with a sustainable competitive advantage, we may be unable to maintain the critical mass of capital investments or talented employees that are needed to succeed in our chosen markets. In the truck components and assemblies markets, our revenues are highly dependent upon the overall demand for new vehicles. In the aerospace and defense markets, our revenues are highly dependent upon new product development, effective marketing and sales activities, the development of additional profitable capacity (especially in our space engineering programs) and the profitable management of our legacy products and services.

Customer contracts could be less profitable than expected.

We generally bear the risk that our contracts could be unprofitable or less profitable than planned, despite our estimates of revenues and future costs to complete such contracts.

A material portion of our business is conducted under multi-year contracts, which generally include fixed prices or periodic price reductions without minimum purchase requirements. Over time, our revenues may not cover our increasing operating costs which could adversely impact our results. Our financial results are at greater risk when we accept contractual responsibility for raw material or component prices, when we cannot offset price reductions and cost increases with operating efficiencies or other savings, when we must submit contract bid prices before all key design elements are finalized or when we are subjected to other competitive pressures which erode our margins. The profitability of our contracts also can be adversely affected by unexpected start-up costs on new programs, operating inefficiencies, ineffective capital investments, inflationary pressures or inaccurate forecasts of future unit costs.

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

Unexpected changes in our customers’ demand levels have harmed our operating results in the past and could do so in the future. Many of our customers will not commit to firm production or delivery schedules. Disagreements over pricing, quality, delivery, capacity, exclusivity or trade credit terms could disrupt order schedules. Orders also fluctuate due to changing global capacity and demand, new products, changes in market share, reorganizations or bankruptcies, material shortages, labor disputes or other factors that discourage outsourcing. These forces could increase, decrease, accelerate, delay or cancel our delivery schedules.

Inaccurate forecasting of our customers’ requirements can disrupt the efficient utilization of our manufacturing capacity, inventories or workforce. If we lose anticipated revenues, we might not succeed in redeploying our substantial capital investment and other fixed costs, potentially forcing additional plant closures, impairments of long-lived and other assets or increased losses. If we receive unanticipated orders or rapid increases in demand, these incremental volumes could be unprofitable due to the higher costs of operating above our optimal capacity.

We depend on a few key customers in challenging industries for most of our revenues.

Our five largest customers in 2010 were DHC, ArvinMeritor, Honeywell, Lockheed Martin and Sistemas, collectively accounting for 73% of net revenue. Our five largest customers in 2009 were DHC, ArvinMeritor, Honeywell, CPU Tech and Northrop Grumman, collectively accounting for 66% of net revenue. In addition, U.S. governmental agencies accounted for 12% and 16% of net revenue in 2010 and 2009, respectively. The truck components and assemblies industry has experienced credit risk, highly cyclical market demand, labor unrest, rising steel costs, bankruptcy and other obstacles, while the aerospace and defense electronics industry has seen consolidation, increased competition, disruptive new technologies and uncertain funding.

We depend on the continued growth and financial stability of these customers and our core markets, as well as general economic conditions. Adverse changes affecting these customers, markets or general conditions could harm our operating results. The truck components and assemblies market is highly cyclical, due in part to regulatory deadlines, the availability or scarcity of available credit, fluctuations in oil prices and pent-up demand for replacement vehicles.

Rising costs of steel or component parts could increase our inventory and working capital levels and present challenges to our customers who seek to pass those costs on to their customers. Many of our customers’ labor disputes, financial difficulties and restructuring needs have created rising uncertainty and risk, which could increase our costs or impair our business model.

The aerospace and defense industry is pressured by cyclicality, rapid technological change, shortening product life cycles, decreasing margins, unpredictable funding levels and government procurement and certification processes. Our aerospace and defense business faces an aging portfolio of legacy products and services which must be replenished with new technologies if we are to successfully maintain or expand our market shares. Our failure to address any of these factors, particularly in our secured electronic communications or space engineering programs, could impair our business model.

There can be no assurance that any of our customers will not default on, delay or dispute payment of, or seek to reject our outstanding invoices in bankruptcy or otherwise.

Congressional budgetary constraints or reallocations can reduce our government sales.

Our Electronics Group sells manufacturing services and products to a number of U.S. government agencies, which in the aggregate represented approximately 12% and 16% of our net revenue in 2010 and 2009, respectively. We also serve as a contractor for large aerospace and defense companies such as Boeing, Honeywell, Lockheed Martin, Northrop Grumman and Raytheon, typically under federally funded programs, which represented approximately 11% and 15% of net revenue in 2010 and 2009, respectively.

Our government contracts have many inherent risks that could adversely impact our financial results. These contracts depend upon the continuing availability of Congressional appropriations. The budget appropriations process in the United States Congress has at times become highly politicized and unpredictable, including the growing use of “continuing resolutions” as a temporary approach to the resolution of disputes over funding levels. Future levels of governmental spending, including delays, declines or reallocations in the funding of certain programs could adversely affect our financial results, if we are unable to offset these changes with new business or cost reductions.

Suppliers

Interruptions in the supply of key components could disrupt production.

Some of our manufacturing services or products require one or more components that are available from a limited number of providers or from sole-source providers. In the past, some of the materials we use, including steel, certain forgings or castings, capacitors and memory and logic devices, have been subject to industry-wide shortages or capacity allocations. As a result, suppliers have been forced to allocate available quantities among their customers, and we have not been able to obtain all of the materials desired. More recently, the tightening of credit markets has threatened the financial viability of an increasing number of suppliers of key components and raw materials, and forced unanticipated shutdowns. Our inability to reliably obtain these or any other materials when and as needed could slow production or assembly, delay shipments to our customers, impair the recovery of our fixed costs and increase the costs of recovering to customers’ schedules, including overtime, expedited freight, equipment maintenance, operating inefficiencies, higher working capital and the obsolescence risks associated with larger buffer inventories. Each of these factors could reduce operating results.

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

We often provide manufacturing services and products under contracts that contain detailed specifications, quality standards and other terms. If we are unable to perform in accordance with such terms, our customers might seek to terminate such contracts, demand price concessions or other financial consideration or downgrade our past performance rating, an increasingly critical factor in federal procurement competitions. Moreover, many of our contracts are subject to termination for convenience or upon default. These provisions could provide only limited recoveries of certain incurred costs or profits on completed work, and could impose liability for our customers’ costs in procuring undelivered items from another source. If any of our significant contracts were to be terminated or not renewed, we would lose substantial revenues and our operating results as well as prospects for future business opportunities could be adversely affected.

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

We must operate more efficiently, or our results could suffer.

If we are unable to improve the cost, efficiency and yield of our operations, our costs could increase and our financial results could suffer. A number of major obstacles could include: the loss of substantial revenues due to a sluggish economic recovery; inflationary pressures; increased borrowing due to declining sales, changes in anticipated product mix and the associated variances in our profit margins; efforts to increase our manufacturing capacity and launch new programs; efforts to migrate, restructure or move business operations from one location to another; the breakdown of critical machinery or equipment; the need to identify and eliminate our root causes of scrap; our ability to achieve expected annual savings or other synergies from past and future business combinations; inventory risks due to shifts in market demand; obsolescence; price erosion of raw material or component parts; shrinkage, or other factors affecting our inventory valuations; and an inability to successfully manage growth, contraction or competitive pressures in our primary markets.

Our management or systems could be inadequate to support our existing or future operations, especially as we downsize our operating staff to reduce expenses in any extended economic downturn. Growth in our business could require us to invest in additional equipment to improve our efficiency. We may have limited experience or expertise in installing or operating such equipment, which could negatively impact our ability to deliver products on time or with acceptable costs. In addition, a material portion of our manufacturing equipment requires significant maintenance to operate effectively and we may experience maintenance and repair issues. Our efforts to restructure, relocate and consolidate a significant number of the operations, especially in our truck component manufacturing plants, could cause certain of these facilities to operate at underutilized levels, which could materially adversely affect our business, results of operations and financial condition. In our electronics business, the risk of technical failures, nonconformance with customer specifications, an inability to deliver next generation products or other quality concerns could materially impair our operating results.

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

The markets for our products and services are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities. We could fail to make required capital investments, develop or successfully market services and products that meet changing customer needs and anticipate or respond to technological changes in a cost-effective and timely manner. Our inability to successfully launch or sustain new or next generation programs or product features, especially in accordance with budgets or committed delivery schedules could materially adversely affect our financial results. We could encounter competition from new or revised technologies that render our technologies and equipment less profitable or obsolete in our chosen markets, and our operating results may suffer.

Access to Capital

An inability to obtain favorable financing could impair our growth.

Our operating results could be materially adversely impacted by the costs and supply of debt, equity capital or insurance. Our future liquidity and capital requirements are difficult to predict because they depend on numerous factors, including the pace at which we grow our business and acquire new facilities or the loss of anticipated revenues due to the effects of any extended economic downturn. One method we have used to obtain multi-year supply agreements is to buy a customer’s non-core manufacturing assets and produce products for them. We may need to raise substantial additional funds in order to grow this business. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. Additional equity financing could result in dilution to existing holders. If additional financing is obtained in the form of debt, the terms of the debt could place restrictions on our ability to operate or increase the financial risk of our capital structure. Our ability to borrow under our current credit facility is conditioned upon our compliance with various financial covenants. We could lose our access to such financing if we experience adverse changes in our operations, poor financial results, increased risk profiles of our businesses, declines in our credit ratings, any actual or alleged breach of our debt covenants, insurance conditions or similar agreements or any adverse regulatory developments. In any extended economic downturn, we may need to raise capital through the sale of core or non-core assets or businesses and our inability to successfully do so could materially adversely impact our operating results or access to sufficient capital.

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

The financial covenants in our amended Revolving Credit Facility and Senior Notes agreements require us to achieve certain financial covenants regarding: quarterly minimum net worth and liquidity levels, cumulative quarterly “EBITDAR” levels (earnings before interest, taxes, depreciation, amortization and restructuring costs), cumulative quarterly fixed charge ratios and cumulative quarterly debt to EBITDAR ratios, among others. The agreements also commit the Company to obtain the consent of the Banks and the Noteholders before making any dividend payments and impose certain fees and interest rate increases. To the extent that collateral is sold outside of the ordinary course of business, the agreements also provide for certain prepayments to the Banks and the Noteholders. No assurances can be given that changing business, regulatory or economic conditions might not cause the Company to violate one or more covenants which could result in default or acceleration of any debt under the Agreements.

Labor Relations

We must attract and retain qualified employees while successfully managing related costs.

Our future success in a changing business environment, including during rapid changes in the size, complexity or skills required of our workforce, will depend to a large extent upon the efforts and abilities of our executive, managerial and technical employees. The loss of key employees, especially in a recovering economic environment, could have a material adverse effect on our operations. Our future success will also require an ability to attract and retain qualified employees. Labor disputes or changes in the cost of providing pension and other employee benefits, including changes in health care costs, investment returns on plan assets and discount rates used to calculate pension and related liabilities or other requirements to accelerate the level of our pension fund contributions to reduce or eliminate underfunded liabilities, could lead to increased costs or disruptions of operations in any of our business units.

Disputes with labor unions could disrupt our business plans.

We currently have collective bargaining agreements covering approximately 445 employees, or approximately 39% of total employees, of which agreements covering 102 employees expire within the next 12 months. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

Our Morganton, North Carolina facility is subject to soil and groundwater contamination involving petroleum compounds, certain metals and other contaminants, some of which may exceed the State of North Carolina standards applicable to the site. Under our purchase agreement for this facility, Dana had agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2005. However, such amounts due from Dana have been released in conjunction with Dana’s Chapter 11 filing and the Company’s comprehensive settlement with Dana. The Company is aware of no current litigation, material remediation claims or other proceedings with respect to this facility.

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

Our businesses operate in heavily regulated environments. We must successfully manage the risk of changes in or adverse actions under applicable law or in our regulatory authorizations, licenses and permits, governmental security clearances or other legal rights to operate our businesses, to manage our work force or to import and export goods and services as needed. Our business activities expose us to the risks of litigation with respect to our customers, suppliers, creditors, stockholders or from product liability, environmental or asbestos-related matters. Potential liabilities associated with discontinued operations, including post-closing indemnifications or claims related to business or asset dispositions could adversely affect our financial results. We also face the risk of other adverse regulatory actions, compliance costs or governmental sanctions, as well as the costs and risks related to our ongoing efforts to design and implement effective internal controls.

Other Risks

We face other factors which could seriously disrupt our operations.

Many other risk factors beyond our control could seriously disrupt our operations, including: risks relating to war, future terrorist activities, computer hacking or other cyber attacks, political uncertainties or natural disasters which could shut down our domestic or foreign facilities, disrupt transportation of products or supplies, increase the costs under our self insurance program or change the timing and availability of funding in our aerospace and defense electronics markets; risks inherent in operating abroad, including foreign currency exchange rates, adverse regulatory developments, and miscommunications or errors due to inaccurate foreign language translations or currency exchange rates; risks relating to natural disasters or other casualties; or our failure to anticipate or to adequately insure against other risks and uncertainties present in our businesses including unknown or unidentified risks.

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

Location	Market Served	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:

Louisville, Kentucky		Lease (2014)	21,600

Manufacturing and Service Facilities:

Kenton, Ohio*	Truck Components & Assemblies	Own	550,000	TS 16949

Louisville, Kentucky	Truck Components & Assemblies; Specialty Closures	Own	450,000	QS 9000 TS 16949

Marion, Ohio**	Truck Components & Assemblies	Own	255,000	TS 16949

Morganton, North Carolina	Truck Components & Assemblies	Own	360,000	TS 16949 ISO 14001

Tampa, Florida	Aerospace & Defense Electronics	Lease (2016)	318,000	ISO 9001 ISO 14001 AS 9100 NASA-STD-8739 IPC-A-610, Rev D, Class 3 J-STD-001, Rev D, Class 3 CMMI Level 3

Toluca, Mexico	Truck Components & Assemblies	Own	217,000	TS 16949

*	Location closed in 2009.
**	Location targeted for closure in 2011.

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at our facilities.

Certification/Specification	Description

AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

IPC-A-610	A certification process for electronics assembly manufacturing which describes materials, methods and verification criteria for producing high quality electronic products. Class 3 specifically includes high performance or performance-on-demand products where equipment downtime cannot be tolerated, end-use environment may be uncommonly harsh, and the equipment must function when required.

J-STD-001	A family of voluntary standards of industry-accepted workmanship criteria for electronics assemblies.

CMMI Level-3	An internationally recognized measure of an organization’s engineering process maturity.

ISO 9001	A certification process comprised of quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products.

ISO 14001	A family of voluntary standards and guidance documents defining specific requirements for an Environmental Management System.

NASA-STD-8739	A specification for space programs designated by the National Aeronautics and Space Administration.

QS 9000	A certification process developed by the nation’s major automakers that focuses on continuous improvement, defect reduction, variation reduction and elimination of waste.

TS 16949	A quality certification system developed within the automotive sector. Using ISO 9001:2000 as its foundation, ISO/TS 16949:2002 specifies the quality management system (QMS) requirements for the design, development, production, installation and servicing of automotive related products.

Item 3.	Legal Proceedings

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

•

Our Morganton, North Carolina facility is subject to soil and groundwater contamination involving petroleum compounds, certain metals and other contaminants, some of which exceed the State of North Carolina notification standards applicable to the site. No litigation or other proceedings are underway with respect to this site.

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

	High	Low
Year ended December 31, 2009:
First Quarter	$1.80	$0.61
Second Quarter	1.50	0.50
Third Quarter	2.85	1.10
Fourth Quarter	3.48	2.09
Year ended December 31, 2010:
First Quarter	$3.37	$2.55
Second Quarter	4.87	3.40
Third Quarter	4.19	3.05
Fourth Quarter	4.37	3.06

As of March 4, 2011, there were 838 holders of record of our common stock. No cash dividends were declared during 2010 or 2009.

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

Overview

We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design, testing and other technical services, typically under multi-year, sole-source contracts with major companies and government agencies in the markets for aerospace and defense electronics and truck components and assemblies.

We are organized into two business groups, the Industrial Group and the Electronics Group. The Industrial Group is comprised of Sypris Technologies, Inc. and its subsidiaries, which generates revenue primarily from the sale of manufacturing services to customers in the market for truck components and assemblies and from the sale of products to the energy and chemical markets. Revenue for the Electronics Group is derived primarily from the sale of manufacturing services, technical services and products to customers in the market for aerospace and defense electronics.

Our objective is to become the leading outsourcing specialist in each of our core markets for aerospace and defense electronics, and truck components and assemblies. We have focused our efforts on establishing long-term relationships with industry leaders who embrace multi-year contractual relationships as a strategic component of their supply chain management.

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

Goodwill. Goodwill is tested for impairment during the fourth quarter or more frequently if events occur or circumstances change that would warrant such a review. The Company assesses recoverability using several methodologies, including a discounted cash flow analysis and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization (EBITDA). The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. A growth rate is used to calculate the terminal value of the reporting unit and is added to the present value of the forecasted cash flows. The growth rate is the expected rate at which a reporting unit’s cash flow is projected to grow beyond the period covered by the long-range plan. The cash flow analysis requires judgment in our evaluation of the business and establishing an appropriate discount rate and terminal value to apply in the calculation. In selecting these and other assumptions for each business, we consider historical performance, forecasted operating results, general market conditions and industry considerations specific to the business. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. The sum of the calculated fair values of each reporting unit is then reconciled and compared to our total market capitalization, allowing for a reasonable control premium. If the discounted cash flow analysis yields a fair value estimate less than the reporting unit’s carrying value, we proceed to step two of the impairment process. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of the assets and liabilities of the reporting unit.

In the fourth quarter of 2010, we conducted the required annual test of goodwill for impairment. There were no indicators of impairment for the Electronics Group, which is the only remaining reporting unit with goodwill. While revenue for this reporting unit decreased year over year, profit margins improved to significantly offset the impact of the net revenue decline. The fair value estimate for the Electronics Group exceeded its carrying value by approximately 30%. Key assumptions used to determine the fair value estimate of our Electronics Group during the fourth quarter were the expected after-tax cash flows for the period from 2011 to 2013, a terminal growth rate of 3.0% and a weighted average cost of capital of 18.2%. The terminal rate is consistent with the prior year growth rate of 3.0%. Our analysis included a comparison of our market capitalization to the fair value of the entire enterprise.

We believe that the assumptions and estimates used to determine the fair values of each of our reporting units were reasonable. However, different assumptions could materially affect the results.

Net Revenue and Cost of Sales. Net revenue of products and services under commercial terms and conditions are recorded upon delivery and passage of title, or when services are rendered. Related shipping and handling costs, if any, are included in costs of sales. Net revenue under service-type contracts is recorded as costs are incurred.

Net revenue under long-term, fixed-price contracts with aerospace and defense companies and agencies of the U.S. Government is recognized upon shipment. Contract profits are taken into earnings based on actual cost of sales for units shipped. Prior to a system conversion in 2009, estimated contract profits were recognized based on the ratio of costs incurred to estimated total costs at completion. The change to recognizing costs on an actual basis from an estimated basis did not have a material impact to our financial statements and result of operations. Amounts representing contract change orders or claims are included in revenue when such costs are invoiced to the customer.

Long-lived asset impairment. We perform periodic impairment analysis on our long-lived amortizable assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operations are determined to be unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review. We recorded an immaterial amount of impairment charges in 2010. We recorded impairment charges of $1.3 million in 2009 within the Industrial Group. While we believe our judgments and assumptions were reasonable, changes in assumptions underlying these estimates could result in a material impact to our consolidated financial statements in any given period. See Note 4 to the consolidated financial statements for further details.

Pension Plan Funded Status. The calculation of pension assets and liabilities involve complex estimation processes dependent on assumptions developed by us in consultation with our outside advisors such as actuaries. The assumptions used, including discount rates and return on plan assets, have a significant impact on plan expenses and obligations. Changes in these rates could significantly impact the actuarially determined amounts recorded in the statements of financial position. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected. See Note 14 to the consolidated financial statements for further details.

A change in the assumed pension discount rate of 25 basis points would result in a change in our pension obligation as of December 31, 2010 of approximately $0.9 million. A 25 basis point change in the assumed rate of return would change the 2011 pension expense by approximately $0.1 million.

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

Income Taxes. We account for income taxes as required by the provisions of ASC 740, Income Taxes, under which deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates.

Management judgment is required in determining income tax expense and the related balance sheet amounts. In addition, under ASC 740-10, Accounting for Uncertainty in Income Taxes, judgments are required concerning the ultimate outcome of uncertain income tax positions. Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. We believe that our recorded income tax liabilities adequately provide for the probable outcome of these assessments.

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, ASC 740 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment is largely dependent upon projected near-term profitability including the effects of tax planning. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. We have recorded valuation allowances against deferred tax assets in the U.S. and Mexico where realization has been determined to be uncertain. However, our Mexican operation, which has historically generated taxable income and expects to continue to be profitable for the foreseeable future, also has certain deferred tax assets that are expected to be realized and therefore no valuation allowance has been recorded against such assets as of December 31, 2010.

Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowance may be necessary.

Results of Operations

We operate in two segments, the Industrial Group and the Electronics Group. The table presented below, which compares our segment and consolidated results of operations from one year to another, presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue. The first two data columns in the table show the absolute results for each year presented. The columns entitled “Year Over Year Change” and “Year Over Year Percentage Change” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net revenue increases from one year to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one year to the next, that change is shown as a negative number in both columns. The last two columns in the table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics. In addition, as used in this table, “NM” means “not meaningful.”

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Years Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Years Ended December 31,
	2010	2009	Favorable (Unfavorable)	Favorable (Unfavorable)	2010	2009
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$191,153	$152,021	$39,132	25.7%	71.7%	57.2%
Electronics Group	75,501	113,879	(38,378)	(33.7)	28.3	42.8

Total net revenue	266,654	265,900	754	0.3	100.0	100.0
Cost of sales:
Industrial Group	182,150	155,682	(26,468)	(17.0)	95.3	102.4
Electronics Group	58,637	94,200	35,563	37.8	77.7	82.7

Total cost of sales	240,787	249,882	9,095	3.6	90.3	94.0
Gross profit (loss):
Industrial Group	9,003	(3,661)	12,664	345.9	4.7	(2.4)
Electronics Group	16,864	19,679	(2,815)	(14.3)	22.3	17.3

Total gross profit	25,867	16,018	9,849	61.5	9.7	6.0
Selling, general and administrative	27,721	28,192	471	1.7	10.4	10.6
Research and development	3,150	2,801	(349)	(12.5)	1.2	1.1
Amortization of intangible assets	113	114	1	0.9	0.0	0.0
Restructuring expense, net	2,296	7,696	5,400	70.2	0.9	2.9

Operating loss	(7,413)	(22,785)	15,372	67.5	(2.8)	(8.6)
Interest expense, net	2,379	4,289	1,910	44.5	0.9	1.6
(Gain) on sale of marketable securities	—	(18,255)	(18,255)	NM	0.0	(6.9)
Other income, net	(1,088)	(351)	737	210.0	(0.4)	(0.1)

Loss from continuing operations before income taxes	(8,704)	(8,468)	(236)	(2.8)	(3.3)	(3.2)
Income tax expense (benefit)	1,004	(3,160)	(4,164)	NM	0.4	(1.2)

Loss from continuing operations	(9,708)	(5,308)	(4,400)	(82.9)	(3.6)	(2.0)
Income (loss) from discontinued operations, net of tax	(496)	7,998	(8,494)	NM	(0.2)	3.0

Net income (loss)	$(10,204)	$2,690	$(12,894)	NM %	(3.8)%	1.0%

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group increased $39.1 million to $191.2 million in 2010. Increased volumes for medium and heavy-duty commercial truck components contributed to increased revenue of approximately $32.2 million. Increased volumes for trailer axle beams also resulted in a $6.7 million net revenue increase from the prior year. Manufacturing services for a new commercial vehicle customer resulted in increased revenue of $1.1 million for the year ended December 31, 2010. Additionally, sales of our specialty closure products increased $1.0 million. Partially offsetting the volume increase was a decline of $2.8 million due to the discontinued sale of axle shafts to a light truck customer.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group decreased $38.4 million to $75.5 million in 2010. The decrease is primarily a result of the completion of shipments of certain products and the completion of several EMS programs, partially offset by an increase in sales of certain data recording products. The completed EMS programs primarily consisted of circuit board assembly services provided to certain contractors for the U.S. government. Although the Electronics Group continues to provide electronic manufacturing services to U.S. prime government contractors and other subcontractors, we are pursuing those programs which align with our high reliability capabilities for aerospace and defense customers and typically involve manufacturing lower volume, higher mix components. Revenues for our Electronics Group are expected to remain relatively flat in the near-term.

Gross Profit. The Industrial Group’s gross profit increased $12.7 million to a profit of $9.0 million in 2010 as compared to a loss of $3.7 million in the prior year. The increase in sales volume resulted in an increase in gross profit of approximately $7.2 million. The Industrial Group also realized an increase in gross profit of $5.8 million as a result of productivity improvements attributable to restructuring activities and an increase of $1.7 million as a result of favorable employment benefit rates. Partially offsetting this was a $0.7 million cost increase due to the strengthening of the Mexican peso as compared to the prior year. Additionally, the discontinuation of axle shaft sales to a light truck customer reduced gross profit by $1.2 million from the prior year.

The Electronics Group’s gross profit decreased $2.8 million to $16.9 million in 2010 primarily as a result of lower revenues. The Electronics Group also recognized sustaining engineering charges of approximately $1.0 million during 2010 related to design changes on certain products shipped during the year. Our continuous improvement, Lean and Six Sigma quality initiatives drove cost reductions which served to partially offset the gross profit change attributable to the volume decline and engineering charges. Gross profit as a percentage of revenue for 2010 increased to 22.3% from 17.3% in 2009, reflecting a change in mix from lower margin programs within the EMS business to higher margin product and aerospace sales during the period.

Selling, General and Administrative. Selling, general and administrative expense decreased $0.5 million in 2010 primarily due to reductions in compensation and employee benefit costs partially offset by additional selling efforts within our Electronics Group.

Research and Development. Research and development costs increased $0.3 million in 2010 in support of the Electronics Group’s self-funded product and technology development activities.

Restructuring Expense, Net. As a result of the Company’s restructuring program, we recorded $2.3 million and $7.7 million related to these initiatives during 2010 and 2009, respectively. The charge for the year ended 2010 consisted of $0.4 million for employee severance and benefit costs, $0.2 million in equipment relocation costs and $1.7 million in other various charges, primarily related to mothball costs associated with closed or partially closed facilities and charges related to the consolidation of two Electronics Group locations. The charge for the year ended 2009 consisted of $1.0 million for employee severance and benefit costs, $1.7 million in deferred contract costs, $1.6 million in equipment relocation costs, $1.3 million in non-cash asset impairments, and $2.1 million in other various charges. In 2011, we expect to incur approximately $0.7 million in additional equipment relocation costs, and approximately $0.2 million in other exit costs. See Note 4 to the consolidated financial statements included in this Form 10-K.

Interest Expense, Net. Interest expense for the year ended December 31, 2010 decreased $1.9 million primarily due to a decrease in the weighted average debt outstanding, partially offset by an increase in the weighted average interest rates. Our weighted average debt outstanding decreased to $20.2 million during 2010 from $64.3 million during 2009. The weighted average interest rate increased to 9.3% in 2010 from 7.4% in 2009.

Interest expense incurred on the debt required to be repaid from the net proceeds of the sale of Sypris Test & Measurement was allocated to discontinued operations. During the year ended December 31, 2009, $2.5 million of interest expense was allocated to discontinued operations based on the $34.0 million in debt required to be repaid as a result of the transaction.

Other Income, Net. Other income, net increased $0.7 million to $1.1 million for 2010 from $0.4 million in 2009, primarily due to the sale of idle equipment within the Industrial Group for a gain of $1.3 million. This was partially offset by foreign currency translation losses of $0.7 million in 2010 as compared to translation gains of $0.1 million in 2009.

Income Taxes. The 2010 income tax provision consists of current and deferred tax expense of $0.4 million and $0.6 million, respectively. The current tax expense is primarily attributable to certain minimum taxes required to be paid by our Mexican subsidiary. The deferred tax expense includes an increase in the valuation allowance on our domestic deferred tax assets of $3.5 million offset by a decrease in the valuation allowance on our foreign deferred tax assets of $3.1 million. The domestic valuation allowance increase is primarily due to the transfer of a liability and related deferred tax asset from our Mexican subsidiary to a domestic subsidiary for which all deferred tax assets are fully reserved. The foreign valuation allowance decrease is primarily due to the receipt of an income tax refund by our Mexican subsidiary related to prior years which was previously reserved. The 2009 income tax provision includes a benefit of $5.1 million recorded due to the required intraperiod tax allocation resulting from the loss from continuing operations and income from discontinued operations. Additionally, the Company recorded an additional valuation allowance of approximately $0.9 million and state taxes of $0.1 million related to the sale of Sypris Test & Measurement during 2009. The remaining provision recorded in 2009 is associated with our foreign subsidiaries and includes minimum taxes required to be paid in Mexico.

Discontinued Operations. On October 26, 2009, the Company sold all of the outstanding stock of its wholly owned subsidiary, Sypris Test & Measurement, for approximately $39.0 million. In accordance with requirements of ASC 205-20-45 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets), the results of the Test & Measurement segment have been reported as discontinued operations for all periods presented. This business was previously included within the Electronics Group. During the second quarter of 2010, the Company was made aware of a potential warranty claim from a former customer of Sypris Test & Measurement. As of December 31, 2010, the Company estimates that its total liability arising from this claim will not exceed $0.5 million, which was charged to income (loss) from discontinued operations, net of tax for the year ended December 31, 2010 in the Company’s consolidated statements of operations. There can be no assurance that similar potential claims will not emerge in the future or that relevant facts and circumstances will not change, necessitating future changes to the estimated liability.

Quarterly Results

The following table presents our unaudited condensed consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2010. The quarterly results are presented on a 13-week period basis. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period.

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
			(in thousands, except per share data)
Net revenue:
Industrial Group	$44,106	$46,571	$52,737	$47,739	$37,498	$36,941	$37,164	$40,418
Electronics Group	18,797	16,535	20,675	19,494	30,211	32,437	25,552	25,679

Total net revenue	62,903	63,106	73,412	67,233	67,709	69,378	62,716	66,097
Cost of sales:
Industrial Group	41,652	44,285	50,403	45,810	40,200	38,571	37,060	39,851
Electronics Group	15,240	13,986	15,541	13,870	26,955	26,364	20,434	20,447

Total cost of sales	56,892	58,271	65,944	59,680	67,155	64,935	57,494	60,298
Gross profit (loss):
Industrial Group	2,454	2,286	2,334	1,929	(2,702)	(1,630)	104	567
Electronics Group	3,557	2,549	5,134	5,624	3,256	6,073	5,118	5,232

Total gross profit	6,011	4,835	7,468	7,553	554	4,443	5,222	5,799
Selling, general and administrative	6,575	6,983	7,120	7,043	7,746	6,994	6,861	6,591
Research and development	153	320	496	2,181	959	844	664	334
Amortization of intangible assets	28	28	29	28	28	28	28	30
Restructuring expense, net	413	1,002	626	255	1,981	1,732	1,528	2,455

Operating loss	(1,158)	(3,498)	(803)	(1,954)	(10,160)	(5,155)	(3,859)	(3,611)
Interest expense, net	601	583	612	583	711	1,449	1,828	300
Gain on sale of marketable securities	—	—	—	—	—	—	—	(18,255)
Other expense (income), net	466	(688)	(177)	(689)	307	(384)	(7)	(267)

(Loss) income from continuing operations, before tax	(2,225)	(3,393)	(1,238)	(1,848)	(11,178)	(6,220)	(5,680)	14,611
Income tax expense (benefit)	199	571	457	(223)	355	413	(3,776)	(151)

(Loss) income from continuing operations	(2,424)	(3,964)	(1,695)	(1,625)	(11,533)	(6,633)	(1,904)	14,762
(Loss) income from discontinued operations, net of tax	—	(300)	(196)	—	188	(145)	135	7,820

Net (loss) income	$(2,424)	$(4,264)	$(1,891)	$(1,625)	$(11,345)	$(6,778)	$(1,769)	$22,582

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(0.13)	$(0.21)	$(0.09)	$(0.09)	$(0.63)	$(0.36)	$(0.10)	$0.74
Income (loss) per share from discontinued operations	—	(0.02)	(0.01)	—	0.01	(0.01)	0.01	0.42

Net income (loss) per share	$(0.13)	$(0.23)	$(0.10)	$(0.09)	$(0.62)	$(0.37)	$(0.09)	$1.16

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.13)	$(0.21)	$(0.09)	$(0.09)	$(0.63)	$(0.36)	(0.10)	0.73
Income (loss) per share from discontinued operations	—	(0.02)	(0.01)	—	0.01	(0.01)	0.01	0.42

Net income (loss) per share	$(0.13)	$(0.23)	$(0.10)	$(0.09)	$(0.62)	$(0.37)	$(0.09)	$1.15

Liquidity, Capital Resources and Financial Condition

There are numerous risks and uncertainties relating to the global economy and the commercial vehicle and aerospace and defense industries that could materially affect our financial condition, future results of operations and liquidity. These risks and uncertainties could result in decreased sales, limited access to credit, rising costs, increased competition, customer or supplier bankruptcies, delays in customer payment terms and acceleration of supplier payments, growing inventories and failure to meet debt covenants.

As a result of a decline in the overall economy, we took significant actions during 2009 and 2010 to reduce our cost base and improve profitability, including various plant shutdowns and other workforce reductions. Based on our current forecast for 2011, we expect to be able to meet the financial covenants of our amended credit agreements and have sufficient liquidity to finance our operations. However, changing business, regulatory and economic conditions may mean that actual results will vary from our forecasts. See our risk factors discussed in Item 1A of this Form 10-K.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2011 business plan, we believe that cash flow from operations, available cash and available borrowings under our amended credit agreements will be adequate to meet our liquidity needs for at least the next twelve months.

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

In 2011, we anticipate refinancing the Revolving Credit Agreement and Senior Notes that mature in January 2012 with a new debt facility, but there can be no assurance that we will be able to on terms favorable to us.

Net cash provided by operating activities of continuing operations was $1.9 million in 2010, as compared to $0.7 million in 2009. The cash flow associated with our accounts receivable and inventory during 2010 reflects the change in net revenue mix between our Industrial and Electronics Groups. The Industrial Group’s net revenue increase of $39.1 million resulted in cash investments in accounts receivable and inventory of $5.4 million and $2.2 million, respectively. The Electronics Group’s net revenue decrease of $38.4 million generated cash from accounts receivable and inventory of $1.9 million and $2.9 million, respectively. The impact on accounts payable from the change in revenue mix was a source of cash for the Industrial Group of $4.2 million and a use of cash by the Electronics Group of $0.9 million. Other current assets decreased in 2010 and provided $3.6 million primarily due to a $3.2 million tax refund received by our Mexican subsidiary and the timing of prepaid items. Accounts payable increased in 2010 and provided $3.1 million primarily due to increased purchases by our Industrial Group and the timing of payments to our suppliers. Accrued and other liabilities decreased in 2010 and used $1.2 million primarily as a result of the payout of state taxes related to the gain on discontinued operations recognized in 2009 and the payout of various restructuring accruals. This was partially offset by various payroll and benefit related accruals.

Net cash used by investing activities of continuing operations was $0.7 million in 2010 as compared to net cash provided of $50.8 million in 2009. Net cash used by investing activities of continuing operations included

$2.2 million of capital expenditures. Additionally, the Industrial Group sold certain idle equipment during the year, which generated $1.4 million of cash. If revenues continue to increase within the Industrial Group, the Company expects capital expenditures will increase in future periods to support the growth. Net cash provided by investing activities in 2009 includes net proceeds of $34.4 million from the sale of the Test & Measurement business. Additionally, we liquidated our holding of DHC common stock during the fourth quarter of 2009 for approximately $21.0 million in net cash proceeds.

The Company’s financing activities were cash neutral for the year ended December 31, 2010 as compared to net cash used in financing activities of $51.2 million in 2009, primarily due to principal paydowns to reduce the outstanding debt under the Revolving Credit Agreements and Senior Notes. Additionally, we paid $1.1 million in financing fees in conjunction with modifications of our debt in 2009.

We had total borrowings under our revolving credit facility of $10.0 million at December 31, 2010, and an unrestricted cash balance of $16.6 million. Approximately $11.2 million of the unrestricted cash balance relates to our Mexican subsidiaries. Maximum borrowings on the Revolving Credit Agreement are $20.9 million. Standby letters of credit up to a maximum of $15.0 million may be issued under the Credit Agreement of which $1.9 million were issued at December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2010. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we concluded that as of December 31, 2010, Sypris’ internal control over financial reporting is effective based on these criteria.

Ernst & Young LLP, our independent auditors and a registered public accounting firm, has audited and reported on the consolidated financial statements of Sypris Solutions, Inc. and on the effectiveness of our internal controls over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sypris Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sypris Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sypris Solutions, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 15, 2011

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Years ended December 31,
	2010	2009
Net revenue:
Outsourced services	$221,587	$207,814
Products	45,067	58,086

Total net revenue	266,654	265,900
Cost of sales:
Outsourced services	206,795	206,237
Products	33,992	43,645

Total cost of sales	240,787	249,882

Gross profit	25,867	16,018
Selling, general and administrative	27,721	28,192
Research and development	3,150	2,801
Amortization of intangible assets	113	114
Restructuring expense, net	2,296	7,696

Operating loss	(7,413)	(22,785)
Interest expense, net	2,379	4,289
Gain on sale of marketable securities	—	(18,255)
Other income, net	(1,088)	(351)

Loss from continuing operations before income taxes	(8,704)	(8,468)
Income tax expense (benefit)	1,004	(3,160)

Loss from continuing operations	(9,708)	(5,308)
Income (loss) from discontinued operations, net of tax	(496)	7,998

Net income (loss)	$(10,204)	$2,690

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(0.52)	$(0.29)
Income (loss) per share from discontinued operations	(0.03)	0.43

Net income (loss) per share	$(0.55)	$0.14

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.52)	$(0.29)
Income (loss) per share from discontinued operations	(0.03)	0.43

Net income (loss) per share	$(0.55)	$0.14

Cash dividends per common share	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$16,592	$15,608
Restricted cash - current	3,000	74
Accounts receivable, net	41,434	38,317
Inventory, net	30,264	29,042
Other current assets	5,717	6,406

Total current assets	97,007	89,447
Restricted cash	—	3,000
Property, plant and equipment, net	68,590	80,280
Goodwill	6,900	6,900
Other assets	7,195	10,320

Total assets	$179,692	$189,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,488	$36,185
Accrued liabilities	22,763	22,279
Current portion of long-term debt	2,000	4,000

Total current liabilities	64,251	62,464
Long-term debt	21,305	19,305
Other liabilities	34,338	41,960

Total liabilities	119,894	123,729
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 19,964,348 shares issued and 19,663,229 outstanding in 2010 and 20,015,128 shares issued and 19,472,499 outstanding in 2009	199	200
Additional paid-in capital	148,555	147,644
Retained deficit	(74,629)	(64,434)
Accumulated other comprehensive loss	(14,324)	(17,187)
Treasury stock, 301,119 and 542,629 shares in 2010 and 2009, respectively	(3)	(5)

Total stockholders’ equity	59,798	66,218

Total liabilities and stockholders’ equity	$179,692	$189,947

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(10,204)	$2,690
Income (loss) from discontinued operations	(496)	7,998

Loss from continuing operations	(9,708)	(5,308)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,724	15,190
Gain on sale of marketable securities	—	(18,255)
Deferred income taxes	604	(3,887)
Non-cash compensation	1,062	1,016
Deferred revenue recognized	(6,112)	(6,279)
Deferred loan costs recognized	382	1,248
Non-cash restructuring charges and asset impairment charges	4	3,062
Provision for excess and obsolete inventory	(1,871)	979
Other noncash items	725	2,199
Contributions to pension plans	(821)	(98)
Changes in operating assets and liabilities:
Accounts receivable	(3,261)	(181)
Inventory	660	16,686
Other current assets	3,626	2,590
Accounts payable	3,138	(5,993)
Accrued and other liabilities	(1,231)	(2,259)

Net cash provided by operating activities - continuing operations	1,921	710
Net cash (used in) provided by operating activities - discontinued operations	(196)	2,584

Net cash provided by operating activities	1,725	3,294
Cash flows from investing activities:
Capital expenditures	(2,233)	(5,507)
Proceeds from sale of discontinued operations	—	34,442
Proceeds from sale of marketable securities	—	21,024
Proceeds from sale of assets	1,446	133
Changes in nonoperating assets and liabilities	46	673

Net cash (used in) provided by investing activities - continuing operations	(741)	50,765
Net cash used in investing activities - discontinued operations	—	(964)

Net cash (used in) provided by investing activities	(741)	49,801
Cash flows from financing activities:
Net change in debt under revolving credit agreements	—	(33,000)
Payments on Senior Notes	—	(16,695)
Debt modification costs	—	(1,123)
Cash dividends paid	—	(386)

Net cash used in financing activities	—	(51,204)

Net increase in cash and cash equivalents	984	1,891
Cash and cash equivalents at beginning of year	15,608	13,717

Cash and cash equivalents at end of year	$16,592	$15,608

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount
January 1, 2009 balance	19,296,003	$195	$146,741	$(67,205)	$(19,744)	$(2)
Net income	—	—	—	2,690	—	—
Employee benefit related	—	—	—	—	1,324	—
Foreign currency translation adjustment	—	—	—	—	1,233	—

Comprehensive income	—	—	—	2,690	2,557	—
Restricted common stock grant	721,000	5	(7)	—	—	2
Noncash compensation	31,200	—	935	81	—	—
Treasury stock	(554,212)	—	5	—	—	(23)
Retire treasury stock	(21,492)	—	(30)	—	—	18

December 31, 2009 balance	19,472,499	200	147,644	(64,434)	(17,187)	(5)
Net loss	—	—	—	(10,204)	—	—
Employee benefit related	—	—	—	—	103	—
Foreign currency translation adjustment	—	—	—	—	2,760	—

Comprehensive (loss) income	—	—	—	(10,204)	2,863	—
Restricted common stock grant	302,000	—	(5)	—	—	3
Noncash compensation	31,200	—	1,053	9	—	—
Treasury stock	(91,690)	—	—	—	—	(1)
Retire treasury stock	(50,780)	(1)	(137)	—	—	—

December 31, 2010 balance	19,663,229	$199	$148,555	$(74,629)	$(14,324)	$(3)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its Industrial and Electronics Groups (Note 20).

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

Discontinued Operations

The Company classifies a business component that either has been disposed of or is classified as held for sale as a discontinued operation if the cash flows of the component has been or will be eliminated from ongoing operations and the Company will no longer have any significant continuing involvement in the component. The results of operations of the discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line on the statement of operations. See Note 2 for additional information regarding discontinued operations.

Cash Equivalents and Restricted Cash

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased. Restricted cash includes money held in escrow pursuant to the sale of Sypris Test & Measurement in connection with certain customary representations, warranties, covenants and indemnifications of the Company. Restricted cash in 2009 also includes amounts funded to the Company by a landlord under a lease agreement signed in 2006. Under the terms of the lease, the funds were required to be expended on leasehold improvements prior to June 2010.

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

Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific materials and equipment, allocable operating overhead, advances to suppliers and where appropriate, pre-contract engineering and design expenses. General administrative expenses are expensed as incurred.

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

Goodwill

Goodwill is tested for impairment during the fourth quarter or more frequently if events occur or circumstances change that would warrant such a review. The Company assesses recoverability using several methodologies, including a discounted cash flow analysis and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization (EBITDA). The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. A growth rate is used to calculate the terminal value of the reporting unit and is added to the present value of the forecasted cash flows. The growth rate is the expected rate at which a reporting unit’s cash flow is projected to grow beyond the period covered by the long-range plan. The cash flow analysis requires judgment in our evaluation of the business and establishing an appropriate discount rate and terminal value to apply in the calculation. In selecting these and other assumptions for each business, we consider historical performance, forecasted operating results, general market conditions and industry considerations specific to the business. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. The sum of the calculated fair values of each reporting unit is then reconciled and compared to our total market capitalization, allowing for a reasonable control premium. If the discounted cash flow analysis yields a fair value estimate less than the reporting unit’s carrying value, we proceed to step two of the impairment process. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities of the reporting unit. The Company tested goodwill for impairment as of December 31, 2010 and 2009. There were no indicators of impairment at December 31, 2010 and 2009. As of December 31, 2010 and 2009, the carrying value of goodwill for the Electronics Group was $6,900,000.

Deferred Revenue

Deferred revenue for the Electronics Group is recorded when payments are received in advance for service agreements and extended warranties on certain products and is amortized into revenue on a straight-line basis over the contractual term. Deferred revenue for the Industrial Group is generally associated with the Dana Holding Corporation (DHC) settlement (Note 3) and will be amortized into income on a units-of-production basis over the

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

term of the related supply agreement. See Notes 10 and 11 for the amount of deferred revenue included in accrued liabilities and other liabilities.

Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The Company recorded an increase to the valuation allowance of $3,486,000 and $868,000 through income tax expense for its domestic operations in 2010 and 2009, respectively (Note 18).

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

Net revenue under long-term, fixed-price contracts with aerospace and defense companies and agencies of the U.S. Government is recognized upon shipment. Contract profits are taken into earnings based on actual cost of sales for units shipped. Prior to a system conversion in 2009, estimated contract profits were recognized based on the ratio of costs incurred to estimated total costs at completion. The change from recognizing costs on an actual basis from an estimated basis did not have a material impact to our financial statements and result of operations. Amounts representing contract change orders or claims are included in revenue when such costs are invoiced to the customer.

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2010 and 2009, was $866,000 and $1,008,000, respectively. The Company’s warranty expense for the years ended December 31, 2010 and 2009 was $525,000 and $136,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of December 31, 2010 and 2009, the Company had deferred $2,076,000 and $1,558,000, respectively, related to extended warranties. At December 31, 2010, $491,000 is included in accrued liabilities and $1,585,000 is included in other liabilities in the accompanying balance sheets. At December 31, 2009, the entire balance is included in other liabilities.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, various departments or agencies of the U.S. Government, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 54% and 53% of accounts receivable outstanding at December 31, 2010 and 2009, respectively are due from the Company’s two largest customers. More specifically, Dana Holding Corporation (DHC) and ArvinMeritor, Inc. (ArvinMeritor) comprise 36% and 18%, respectively, of December 31, 2010 outstanding accounts receivables. Similar amounts at December 31, 2009 were 41% and 12%, respectively.

The Industrial Group’s largest customers for the year ended December 31, 2010 were DHC and ArvinMeritor, which represented approximately 49% and 13%, respectively, of the Company’s total net revenue. DHC and ArvinMeritor were the Company’s largest customers for the year ended December 31, 2009, which represented approximately 40% and 7%, respectively, of the Company’s total net revenue. The Company recognized revenue from contracts with the U.S. Government and its agencies approximating 12% and 16% of net revenue for the years ended December 31, 2010 and 2009, respectively. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2010 or 2009.

Risks and Uncertainties

There are numerous risks and uncertainties relating to the global economy, weakened capital markets and the automotive industry that could materially affect the Company’s future financial performance and liquidity. These risks and uncertainties could result in decreased sales, limited access to credit, rising costs, increased competition, customer or supplier bankruptcies, delays in customer payment terms and acceleration of supplier payments, growing inventories and failure to meet debt covenants.

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

Collective Bargaining Agreements

Approximately 445, or 39% of the Company’s employees, all of which are in the Industrial Group, are covered by collective bargaining agreements. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 102 employees, or 9% of the Company’s workforce, expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement and represent approximately 303 employees, or 27% of the Company’s workforce.

Adoption of Recently Issued Accounting Standards

In September 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance which amends the criteria for allocating a contract’s consideration to individual services or products in multiple-deliverable arrangements. The guidance requires that the best estimate of selling price be used when vendor specific objective or third-party evidence for deliverables cannot be determined. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this update is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Reclassifications

Certain amounts in the Company’s 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

(2)	Discontinued Operations

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, for $39,000,000, of which $3,000,000 was deposited in an 18-month escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company. During 2010, the Company was made aware of a potential warranty claim from a former customer of Sypris Test & Measurement. The Company estimates that its total liability arising from this claim will not exceed, $496,000, of which $196,000 has been paid as of December 31, 2010. The remaining amount has been reserved in accrued liabilities on the Company’s consolidated balance sheets. There can be no assurance that similar potential claims will not emerge in the future or that relevant facts and circumstances will not change, necessitating future changes to an estimated liability. This charge is included in discontinued operations, net in the consolidated statement of operations.

The Test & Measurement business provided technical services for the calibration, certification and repair of test and measurement equipment in and outside the U.S., and prior to the sale was a part of the Company’s Electronics Group. The Company used proceeds of $34,000,000 from the sale to reduce the amounts outstanding under its Revolving Credit Agreement and Senior Notes.

The results of the Test & Measurement segment have been reported as discontinued operations in the consolidated statements of operations for all periods presented. In accordance with the provisions of ASC 205-20-45-6 (formerly Allocation of Interest to Discontinued Operations EITF 87-24), interest expense incurred on the debt required to be repaid from the net proceeds of the sale has been allocated to discontinued operations. During the year ended December 31, 2009, interest expense allocated to discontinued operations was $2,455,000, based on the $34,000,000 in debt required to be repaid as a result of the transaction.

The key components of income from discontinued operations related to the Test & Measurement segment were as follows (in thousands):

	Years Ended December 31,
	2010	2009
	(Unaudited)
Net revenue	$—	$41,126
Cost of sales and operating expense	(496)	(38,504)
Allocated interest expense	—	(2,455)
Gain from disposition	—	12,917

Income before taxes	(496)	13,084
Income taxes	—	5,086

Income (loss) from discontinued operations	$(496)	$7,998

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(3)	Dana Settlement Agreement

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

The Claim provided to Sypris was agreed to by Sypris and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, Sypris recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. Each of those issues requiring the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement.

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

During 2008, the Company received distributions of DHC common stock totaling 3,742,381 shares and a cash distribution of $6,891,000. As of December 31, 2010, the Company has received approximately 98% of the total common shares it expects to receive.

The Company determined that its investment in DHC common stock was other-than-temporarily impaired as of December 31, 2008. Accordingly, the Company recorded a $66,758,000 non-cash impairment charge during the fourth quarter of 2008 based on DHC’s closing stock price of $0.74 per share on December 31, 2008.

During the fourth quarter of 2009, the Company liquidated its holdings in DHC common stock for approximately $21,024,000 in net cash proceeds. The Company recognized a gain of $18,255,000 on the sale.

At December 31, 2010, the Company’s right to participate in additional distributions of DHC common stock, presently estimated to be 87,000 additional shares, is carried at $64,000 in other assets. Had these shares been received at December 31, 2010, the Company would have recorded a $1,434,000 unrealized holding gain to other comprehensive loss.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

4)	Restructuring, Impairments and Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton, Ohio facility, significant reductions in the workforce in its Marion, Ohio facility and the integration of its Electronics Group subsidiaries. The purpose of the restructuring program is to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis. As a result of these initiatives, the Company recorded restructuring charge of $2,296,000, and $7,696,000, in 2010 and 2009, respectively. Of the $2,296,000 recorded, $964,000 was recorded within the Industrial Group and $1,332,000 was recorded within the Electronics Group. Of these costs, $346,000 was for severance and benefit-related costs, $227,000 related to equipment relocation costs, $4,000 represented non-cash impairment costs and $1,719,000 represented other costs, primarily related to mothball costs associated with closed or partially closed facilities and the consolidation of facilities within the Electronics Group. Of the expected aggregate $55,955,000 of pre-tax costs for the total program, the Company expects $16,454,000 will be cash expenditures, the majority of which has been spent at December 31, 2010.

A summary of the pre-tax restructuring charges is as follows (in thousands):

		Costs Incurred
	Total Program	2010	Total Recognized to date	Remaining Costs to be Recognized
Severance and benefit-related costs	$4,046	$346	$4,046	$—
Asset impairments	13,521	4	13,521	—
Deferred contract costs write-offs	17,798	—	17,798	—
Inventory related charges	7,895	—	7,895	—
Equipment relocation costs	2,799	227	2,091	708
Asset retirement obligations	1,501	—	1,501	—
Contract termination costs	3,209	—	3,209	—
Other	5,186	1,719	5,017	169

	$55,955	$2,296	$55,078	$877

A summary of restructuring activity and related reserves at December 31, 2010 is as follows (in thousands):

	Accrued Balance at Dec. 31, 2009	2010 Charge	Cash Payments or Asset Write-Offs	Accrued Balance at Dec. 31, 2010
Severance and benefit related costs	$211	$346	$(290)	$267
Asset impairments	—	4	(4)	—
Equipment relocation costs	—	227	(227)	—
Asset retirement obligations	1,395	—	(222)	1,173
Contract termination costs	918	—	(459)	459
Other	—	1,719	(1,719)	—

	$2,524	$2,296	$(2,921)	$1,899

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of total charges by reportable segment is as follows (in thousands):

	Industrial Group	Electronics Group	Total
Severance and benefit-related costs	$2,562	$1,484	$4,046
Asset impairments	13,521	—	13,521
Deferred contract costs write-offs	—	17,798	17,798
Inventory related charges	—	7,895	7,895
Equipment relocation costs	2,069	22	2,091
Asset retirement obligations	1,501	—	1,501
Contract termination costs	1,868	1,341	3,209
Other	1,386	3,631	5,017

	$22,907	$32,171	$55,078

The total pre-tax costs of $55,955,000 expected to be incurred includes $23,784,000 within the Industrial Group and $32,171,000 within the Electronics Group. The Company expects to incur additional pre-tax costs of $877,000, all within the Industrial Group.

(5)	Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2010	2009
Commercial	$35,389	$35,854
U.S. Government	6,598	2,820

	41,987	38,674
Allowance for doubtful accounts	(553)	(357)

	$41,434	$38,317

Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 2010 and 2009, of $6,598,000 and $2,820,000 respectively.

(6)	Inventory

Inventory consists of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$4,758	$3,916
Work in process	6,171	5,933
Finished goods	3,729	2,899
Costs relating to long-term contracts and programs	16,431	17,288
Reserve for excess and obsolete inventory	(825)	(994)

	$30,264	$29,042

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(7)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2010	2009
Deferred contract costs	$1,094	$1,463
Prepaid expenses	1,444	1,296
Other	3,179	3,647

	$5,717	$6,406

Included in other current assets are deferred taxes and income taxes refundable for the Company’s Mexican subsidiary and other items, none of which exceed 5% of total current assets.

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2010	2009
Land and land improvements	$3,906	$3,789
Buildings and building improvements	26,528	26,796
Machinery, equipment, furniture and fixtures	167,580	167,121
Construction in progress	2,093	3,683

	200,107	201,389
Accumulated depreciation	(131,517)	(121,109)

	$68,590	$80,280

Depreciation expense totaled approximately $14,611,000 and $15,076,000 for the years ended December 31, 2010 and 2009, respectively. In addition, there were capital expenditures of approximately $152,000 and $46,000 included in accounts payable or accrued liabilities at December 31, 2010 and 2009, respectively.

(9)	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2010	2009
Intangible assets:
Gross carrying value:
Industrial Group	$800	$800
Electronics Group	125	125

Total gross carrying value	925	925
Accumulated amortization:
Industrial Group	(593)	(504)
Electronics Group	(110)	(85)

Total accumulated amortization	(703)	(589)

Intangible assets, net	222	336
Deferred tax assets, net	4,854	7,373
Prepaid benefit cost	—	62
Other	2,119	2,549

	$7,195	$10,320

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Intangible assets consist primarily of long-term supply agreements in the Industrial Group and software rights in the Electronics Group. The weighted average amortization period for intangible assets was 8 years at December 31, 2010 and 2009. Deferred tax assets, net relate to the Company’s Mexico operations and resulted primarily from deferred revenue related to the DHC settlement agreement. Other at December 31, 2010 includes unamortized loan costs for the Revolving Credit Agreement and Senior Notes of approximately $241,000 and $164,000, respectively. Unamortized loan costs at December 31, 2009 were $442,000 and $315,000, respectively. Amortization expense for intangible assets is expected to be $103,000, $89,000 and $30,000 in each of the three fiscal years subsequent to December 31, 2010, respectively.

(10)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Salaries, wages, employment taxes and withholdings	$5,615	$3,608
Employee benefit plans	1,747	2,515
Income, property and other taxes	457	1,435
Deferred revenue	8,097	6,521
Restructuring accruals	1,899	2,524
Other	4,948	5,676

	$22,763	$22,279

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities. Deferred revenue at December 31, 2010 and 2009 includes $6,884,000 and $6,111,000, respectively, related to the Dana settlement.

(11)	Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Deferred revenue	$26,134	$32,991
Noncurrent pension liability	7,730	8,504
Other	474	465

	$34,338	$41,960

Included in other liabilities is deferred compensation and other items, none of which exceed 5% of total liabilities. Deferred revenue at December 31, 2010 and 2009 includes $24,549,000 and $31,433,000, respectively, related to the Dana settlement and will be amortized through 2014.

(12)	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
Revolving Credit Agreement	$10,000	$10,000
Senior notes	13,305	13,305

	23,305	23,305
Less current portion	2,000	4,000

	$21,305	$19,305

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Under the terms of the Revolving Credit Agreement, interest rates are determined at the time of borrowing and are based on the London Interbank Offered Rate plus a margin of 5.75% through December 31, 2010 and 7.75% thereafter. The Company also pays a fee of 0.50% on the unused portion of the aggregate commitment.

At December 31, 2010, the Company had total availability for borrowings and letters of credit under the Revolving Credit Agreement of $9,079,000 along with an unrestricted cash balance of $16,592,000 which provides for total cash and borrowing capacity of $25,671,000. Approximately $11,204,000 of the unrestricted cash balance relates to the Company’s Mexican subsidiaries. Standby letters of credit up to a maximum of $15,000,000 may be issued under the Revolving Credit Agreement of which $1,886,000 and $2,291,000 were issued at December 31, 2010 and 2009, respectively.

The weighted average interest rate for outstanding borrowings at December 31, 2010 was 8.6%. The weighted average interest rates for borrowings during the years ended December 31, 2010 and 2009 were 9.3% and 7.4%, respectively. Interest incurred during the years ended December 31, 2010 and 2009 totaled approximately $2,458,000 and $6,795,000, respectively, including amounts allocated to discontinued operations. The Company had no capitalized interest in 2010 or 2009. Interest paid during the years ended December 31, 2010 and 2009 totaled approximately $1,922,000 and $4,714,000, respectively.

Based on the current forecast for 2011, the Company expects to be able to meet the financial covenants of its amended debt agreements and has sufficient liquidity to finance its operations. Although the Company believes the assumptions underlying its current forecast are realistic, the Company has considered the possibility of lower revenues and other risk factors. If the Company experiences lower revenues than anticipated, the Company believes it can still comply with the amended debt covenants and satisfy the liquidity needs of the business during 2011. However, there is a high degree of instability in the current environment, and it is possible that certain scenarios would result in the Company’s non-compliance with financial covenants under the Revolving Credit Facility and Senior Notes.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Based upon the Company’s current level of operations, and its 2011 business plan, the Company believes that cash flow from operations, available cash and available borrowings under its amended credit agreements will be adequate to meet its liquidity needs for at least the next twelve months.

The Revolving Credit Agreement and Senior Notes are secured by substantially all domestic assets of the Company and a security interest in the stock of its foreign affiliates.

(13)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The fair value for the Senior Notes exceeded the carrying value by approximately $965,000 at December 31, 2010. The carrying amount of debt outstanding at December 31, 2010 and 2009 under the Credit Agreement approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

	Years ended December 31,
	2010	2009
Service cost	$44	$52
Interest cost on projected benefit obligation	2,204	2,357
Net amortizations and deferrals	532	759
Expected return on plan assets	(2,594)	(2,340)

	$186	$828

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

	December 31,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$41,423	$38,914
Service cost	44	52
Interest cost	2,204	2,357
Actuarial loss	1,255	2,728
Benefits paid	(2,832)	(2,628)

Benefit obligation at end of year	$42,094	$41,423

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2010	2009
Change in plan assets:
Fair value of plan assets at beginning of year	$32,898	$29,838
Actual return on plan assets	3,477	5,590
Company contributions	821	98
Benefits paid	(2,832)	(2,628)

Fair value of plan assets at end of year	$34,364	$32,898

Underfunded status of the plans	$(7,730)	$(8,525)

Balance sheet assets (liabilities):
Other assets	$—	$62
Accrued liabilities	—	(83)
Other liabilities	(7,730)	(8,504)

Net amount recognized	$(7,730)	$(8,525)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$42,094	$39,907
Accumulated benefit obligation	42,068	39,829
Fair value of plan assets	34,364	31,319
Projected benefit obligation and net periodic pension cost assumptions:
Discount rate	5.70%	6.35%
Rate of compensation increase	4.00	4.00
Expected long-term rate of return on plan assets	8.25	8.25
Weighted average asset allocation:
Equity securities	63%	59%
Debt securities	37	41

Total	100%	100%

Investments in our defined benefit plans are stated at fair value. The fair values of our pension plan assets as of December 31, 2010, are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset categories:
Cash and cash equivalents	$380	$—
Equity investments:
U.S. Large Cap	—	15,225
U.S. Mid Cap	1,167	—
U.S. Small Cap	1,041	—
World Equity	4,145	—
Fixed income securities	12,406	—

Total Plan Assets	$19,139	$15,225

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2010 ranges from $600,000 to $800,000, which represents the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2010 and 2009 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 55-65% and fixed income securities ranging 35-45% of total investments.

Accumulated other comprehensive loss at December 31, 2010 includes $14,401,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost: The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2011 is $557,000.

At December 31, 2010, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2011	3,074
2012	3,215
2013	3,188
2014	3,225
2015	3,236
2016-2020	15,714

$31,652

The Company sponsors a defined contribution plan (the Defined Contribution Plan) for substantially all employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions and provide discretionary contributions. Effective March 2009, the Company suspended the participant match for all participants other than those covered by a union contract. Effective October 2010, the Company reinstated a 1% match for those same participants. Contributions to the Defined Contribution Plan in 2010 and 2009 totaled approximately $332,000 and $587,000, respectively.

The Company has self-insured medical plans (the Medical Plans) covering substantially all domestic employees. The number of employees participating in the Medical Plans was approximately 693 and 696 at December 31, 2010 and 2009, respectively. The Medical Plans limit the Company’s annual obligations to fund claims to specified amounts per participant. The Company is adequately insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2010 and 2009, the Company charged approximately $4,771,000 and $6,820,000, respectively, to operations related to medical claims incurred and estimated, reinsurance premiums, and administrative costs for the Medical Plans.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans related to continuing operations totaled approximately $225,000 and $212,000 in 2010 and 2009, respectively. The aggregate benefit plan assets and accumulated benefit obligation of these plans are not significant.

(15)	Commitments and Contingencies

The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010 are as follows (in thousands):

2011	2,578
2012	2,000
2013	2,035
2014	1,806
2015	1,710
2016 and thereafter	1,749

$11,878

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Rent expense for the years ended December 31, 2010 and 2009 totaled approximately $2,494,000 and $3,733,000, respectively.

As of December 31, 2010, the Company had outstanding purchase commitments of approximately $22,850,000 primarily for the acquisition of inventory and manufacturing equipment.

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

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 3,000,000 shares of common stock were reserved for issuance under the 2004 Equity Plan. On May 11, 2010, the 2004 Equity Plan was replaced with the 2010 Sypris Omnibus Plan. A total of 3,655,088 shares of common stock were registered for issuance under the Plan. Additionally, awards under the 2004 Plan that are cancelled without having been fully exercised or vested are available again for new awards under the Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2010 and 2009 was 3,356,731 and 725,972, respectively.

The 2004 Equity Plan provides for restrictions which lapse after one, two, three or four years for certain grants or for certain other shares, one-third of the restriction is removed after three, five and seven years, respectively. The 2010 Omnibus Plan provides for restrictions which lapse after three years. During the restricted period, which is commensurate with each vesting period, the recipient has the right to receive dividends and voting rights for the shares. Generally, if a recipient leaves the Company before the end of the restricted period or if performance requirements, if any, are not met, the shares will be forfeited.

The Company has certain stock compensation plans under which options to purchase common stock may be granted to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Stock option grants under the 2004 Equity Plan include both six and ten year lives along with graded vesting over three, four and five years of service. Stock option grants under the 2010 Omnibus Plan include a six year life along with graded vesting over three, four and five years of service.

Compensation expense is measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. Fair value for restricted shares is equal to the stock price on the date of grant, while the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical Company and industry data to estimate the expected price volatility, the expected option life, the expected forfeiture rate and the expected dividend yield. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years ended December 31,
	2010	2009
Expected life (years)	4.0	4.0
Expected volatility	90.7%	65.5%
Risk-free interest rates	2.22%	1.97%
Expected dividend yield	—	—

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

On March 2, 2010, the Company granted 302,000 restricted stock awards under a long-term incentive program, with cliff vesting at three years of service. The Company also granted 131,889 options on March 2, 2010 with a five year life and cliff vesting at three years of service. The Company also granted 27,500 options through administrative grants during 2010. The grants did not have a significant impact on the Company’s consolidated financial statements during the current period.

A summary of the restricted stock activity is as follows (excluding performance restricted stock):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2010	920,920	$2.99
Granted	302,000	2.85
Vested	(140,246)	2.86
Forfeited	(67,187)	2.22

Nonvested shares at December 31, 2010	1,015,487	$3.02

The total fair value of shares vested during 2010 and 2009 was $384,000 and $183,000, respectively. In conjunction with the vesting of restricted shares and payment of taxes thereon, the Company received into treasury 50,780 and 21,492 restricted shares, respectively, at an average price of $2.74 and $1.41 per share, respectively, the closing market price on the date the restricted stock vested. Such repurchased shares were immediately cancelled.

A summary of the performance restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2010	40,493	$5.80
Forfeited	(29,003)	6.11

Nonvested shares at December 31, 2010	11,490	$5.03

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes option activity for the year ended December 31, 2010:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,226,275	$5.45
Granted	159,389	3.11
Forfeited	(19,600)	4.67
Expired	(54,045)	10.74

Outstanding at December 31, 2010	1,312,019	$4.96	2.28	$1,494,000

Exercisable at December 31, 2010	619,830	$7.69	0.86	$2,000

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2010 and 2009 was $2.03 and $0.51 per share, respectively. There were no options exercised in 2010 or 2009.

As of December 31, 2010, there was $2,233,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of option shares vested was $146,000 and $432,000 during the years ended December 31, 2010 and 2009, respectively.

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

As of December 31, 2010, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in connection with the adoption of the stockholder rights plan. There are no shares of Series A Preferred Stock currently outstanding. The holders of Series A Preferred Stock will have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company’s dissolution. The shares of Series A Preferred Stock shall not be redeemable. However, the Company may purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of comprehensive income (loss), net of tax, are as follows for the periods indicated (in thousands):

	Years ended December 31,
	2010	2009
Net income (loss)	$(10,204)	$2,690
Other comprehensive income (loss):
Foreign currency translation adjustments	2,760	1,233
Pension adjustments – U.S.	160	1,281
Pension adjustments – Mexico	(57)	43

Total comprehensive income (loss)	$(7,341)	$5,247

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2010	2009
Foreign currency translation adjustments	$(1,944)	$(4,704)
Employee benefit related adjustments, net of tax of $2,512 – U.S.	(11,889)	(12,049)
Employee benefit related adjustments – Mexico	(491)	(434)

Accumulated other comprehensive loss	$(14,324)	$(17,187)

For the years ended December 31, 2010 and 2009, other expense, net includes foreign currency remeasurement losses of $652,000 and remeasurement gains of $15,000, respectively.

(18)	Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of loss from continuing operations before taxes are as follows (in thousands):

	Years ended December 31,
	2010	2009
Domestic	$(13,307)	$(21,915)
Foreign	4,603	13,447

	$(8,704)	$(8,468)

The components of income tax (benefit) expense applicable to continuing operations are as follows (in thousands):

	Years ended December 31,
	2010	2009
Current:
Federal	$(219)	$—
State	(64)	198
Foreign	683	529

Total current income tax expense	400	727
Deferred:
Federal	3,067	(3,003)
State	419	(518)
Foreign	(2,882)	(366)

Total deferred income tax expense (benefit)	604	(3,887)

	$1,004	$(3,160)

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

As the Company experienced a loss from continuing operations in the U.S. for the year ended December 31, 2009 and income from discontinued operations due to the sale of Sypris Test & Measurement during 2009, the Company has allocated income tax expense against the discontinued operations income in 2009 using a 38.9% effective tax rate. Income tax benefit related to continuing operations for the years ended December 31, 2009 includes a benefit of $5,085,000 due to the required intraperiod tax allocation. Conversely, income from discontinued operations for the years ended December 31, 2009 includes a charge of $5,085,000. The Company does not expect any U.S. federal taxes to be paid for 2009 or 2010 given the available NOL carryforwards for U.S. federal tax purposes.

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2010 and 2009 totaled $591,000 and $150,000, respectively. Foreign income taxes paid during 2010 and 2009 totaled $1,313,000 and $301,000, respectively. Foreign refunds received in 2010 and 2009 were $3,200,000 and $2,869,000, respectively. The 2010 foreign refund included $724,000 of interest and inflationary adjustments. The Company received federal refunds of $261,000 in 2010. No federal refunds were received in 2009. At December 31, 2010, the Company had $96,291,000 of federal net operating loss carryforwards available to offset future federal taxable income, which will expire in various amounts from 2024 to 2030. At December 31, 2010, the Company had $30,493,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida. Such carryforwards reflect income tax losses incurred which will expire on December 31 of the following years (in thousands):

2011	$5,999
2018	464
2026	627
2027	3,520
2028	8,316
2029	3,544
2030	8,023

$30,493

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following is a reconciliation of income tax benefit applicable to continuing operations to that computed by applying the federal statutory rate to loss from continuing operations before income taxes (in thousands):

	Years ended December 31,
	2010	2009
Federal tax benefit at the statutory rate	$(3,046)	$(2,964)
Current year permanent differences	(251)	108
State income taxes, net of federal tax impact	(519)	(303)
Deemed dividend from foreign subsidiary	—	4,026
Mexican minimum taxes	252	—
Effect of tax rates of foreign subsidiaries	(1,395)	(1,633)
Currency translation effect on temporary differences	(364)	(467)
Provision to return reconciliation	—	(154)
Valuation allowance	6,639	(1,591)
Other	(312)	(182)

	$1,004	$(3,160)

As discussed in Note 3, in 2009, the Company liquidated its holding in DHC common stock for $21,024,000 in net cash proceeds. The Company’s Mexican subsidiary recorded an intercompany receivable for $11,504,000, which represented its share of the sale proceeds. However, all cash proceeds remained in the U.S., including the portion allocated to the Mexican subsidiary, therefore the intercompany receivable is reportable as a foreign deemed dividend in the U.S. as Subpart F income under IRS Section 956. The $11,504,000 deemed dividend was included in the calculation of 2009 U.S. taxable income (see $4,026,000 amount in the above reconciliation). The current tax that would be payable as a result of this dividend will be applied against existing U.S. net operating loss carryforwards. This item is not considered to be a temporary difference and no deferred taxes were calculated on this item. Future cash distributions from the Mexican subsidiary to the U.S. will be excluded from taxable income up to the amount of this deemed dividend reported in 2009.

Deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Compensation and benefit accruals	$2,884	$2,631
Inventory valuation	3,436	7,606
Federal and state net operating loss carryforwards	39,133	29,176
Deferred revenue	6,789	2,389
Accounts receivable allowance	215	139
Contract provisions	—	138
Defined benefit pension plan	2,427	2,696
Foreign deferred revenue and other provisions	11,190	17,091
AMT credits	185	431
Other	668	1,537

	66,927	63,834
Domestic valuation allowance	(50,756)	(40,865)
Foreign valuation allowance	(4,320)	(7,441)

Total deferred tax assets	11,851	15,528
Deferred tax liabilities:
Depreciation	(4,981)	(5,878)

Total deferred tax liabilities	(4,981)	(5,878)

Net deferred tax asset	$6,870	$9,650

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

ASC 740, Income Taxes, (formerly SFAS No. 109, Accounting for Income Taxes), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The loss incurred in the year ended December 31, 2010, and the net cumulative loss for the current and prior two years, represents negative evidence under the provisions of ASC 740 requiring the Company to establish a valuation allowance against domestic deferred tax assets. This valuation allowance offsets assets associated with future tax deductions, carryforward items and impairment of marketable securities. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and certain non-U.S. tax benefits.

The Company generated $9,912,000 in deferred tax assets at its Mexican subsidiary associated with the impairment of marketable securities in 2008. These deferred tax assets were the result of losses recorded for book purposes on the portion of such marketable securities allocated to the Mexican subsidiary. During 2009, the marketable securities appreciated in value and were sold at a gain compared to the December 31, 2008 impaired book value. This sale resulted in a change in the related Mexican deferred tax asset of $2,471,000 in 2009. In 2010, the Company was able to recover a portion of the taxes paid in 2008 related to the receipt of the marketable securities, resulting in a change of $3,121,000 in the Mexican deferred tax asset. The remaining Mexican deferred tax asset of $4,320,000 has been fully reserved as of December 31, 2010. The net deferred tax asset balances of $6,870,000 and $9,650,000 at December 31, 2010 and 2009, respectively, are attributable to the Mexican subsidiary. The Company has been profitable in Mexico in the past and anticipates continuing profitability in the future.

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

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2010	2009
Unrecognized tax benefits at beginning of period	$200	$200
Increases based on tax positions of prior years	—	—
Decreases based on tax positions of prior years	—	—
Increases based on tax positions related to the current year	—	—
Lapse in statute of limitations	—	—

Unrecognized tax benefits at end of period	$200	$200

If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire balance at December 31, 2010 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010 and 2009, the Company does not have an accrual for the payment of tax-related interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2006 through 2010, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

The Company intends to indefinitely reinvest foreign earnings outside the U.S., and has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries that might be payable if these earnings were repatriated. However, the Company believes that U.S. foreign tax credits would, for the most part, eliminate any additional U.S. tax.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(19)	Earnings (Loss) Per Common Share

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

	Years ended December 31,
	2010	2009
Earnings attributable to stockholders:
Loss from continuing operations attributable to stockholders	$(9,708)	$(5,308)
Discontinued operations, net of tax	(496)	7,998

Net income (loss)	$(10,204)	$2,690
Less distributed and undistributed earnings allocable to restricted award holders	—	(119)

Net income (loss) allocable to common stockholders	$(10,204)	$2,571

Basic earnings (loss) per common share attributable to stockholders:
Continuing operations	$(0.52)	$(0.29)
Discontinued operations	(0.03)	0.43

Net income (loss)	$(0.55)	$0.14

Diluted earnings (loss) per common share attributable to stockholders:
Continuing operations	$(0.52)	$(0.29)
Discontinued operations	(0.03)	0.43

Net income (loss)	$(0.55)	$0.14

Weighted average shares outstanding – basic	18,605	18,473
Weighted average additional shares assuming conversion of potential common shares	—	41

Weighted average shares outstanding – diluted	18,605	18,514

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. All potential common shares were excluded from earnings per share for the year ended December 31, 2010 because the effect of inclusion would be anti-dilutive. There were 1,174,000 potential common shares excluded from diluted earnings per share for the year ended December 31, 2009

(20)	Segment Information

The Company is organized into two business groups, the Industrial Group and the Electronics Group. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies, and workforce skills of the segments. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. The Electronics Group provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems. Revenue derived from outsourced services for the Industrial Group accounted for 67% and 53% of total net revenue in 2010 and 2009, respectively. Revenue derived from outsourced services for the Electronics

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Group accounted for 16% and 25% of total net revenue in 2010 and 2009, respectively. There was no intersegment net revenue recognized for any year presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Years ended December 31,
	2010	2009
Net revenue from unaffiliated customers:
Industrial Group	$191,153	$152,021
Electronics Group	75,501	113,879

	$266,654	$265,900

Gross profit:
Industrial Group	$9,003	$(3,661)
Electronics Group	16,864	19,679

	$25,867	$16,018

Restructuring expense, net:
Industrial Group	$964	$4,014
Electronics Group	1,332	3,682

	$2,296	$7,696

Operating (loss) income:
Industrial Group	$(1,083)	$(16,644)
Electronics Group	1,964	2,194
General, corporate and other	(8,294)	(8,335)

	$(7,413)	$(22,785)

Depreciation and amortization:
Industrial Group	$12,477	$12,217
Electronics Group	2,048	2,689
General, corporate and other	199	284

	$14,724	$15,190

Non-cash restructuring charges and asset impairment charges:
Industrial Group	$4	$1,366
Electronics Group	—	1,696

	$4	$3,062

Capital expenditures:
Industrial Group	$1,255	$3,959
Electronics Group	978	1,493
General, corporate and other	—	55

	$2,233	$5,507

	December 31,
	2010	2009
Total assets:
Industrial Group	$127,432	$126,347
Electronics Group	42,910	46,742
General, corporate and other	9,350	16,858

	$179,692	$189,947

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s export sales from the U.S. totaled $28,488,000 and $26,725,000 in 2010 and 2009, respectively. Approximately $63,805,000 and $52,589,000 of net revenue in 2010 and 2009, respectively, and $21,298,000 and $22,079,000 of long lived assets at December 31, 2010 and 2009, respectively, relate to the Company’s international operations.

(21)	Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the consolidated statements of operations by quarter for the years ended December 31, 2010 and 2009:

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
			(in thousands, except for per share data)
Net revenue	$62,903	$63,106	$73,412	$67,233	$67,709	$69,378	$62,716	$66,097
Gross profit	6,011	4,835	7,468	7,553	554	4,443	5,222	5,799
Operating loss	(1,158)	(3,498)	(803)	(1,954)	(10,160)	(5,155)	(3,859)	(3,611)
Net income (loss) continuing operations	(2,424)	(3,964)	(1,695)	(1,625)	(11,533)	(6,633)	(1,904)	14,762
Net income (loss) discontinued operations	—	(300)	(196)	—	188	(145)	135	7,820

Net income (loss)	(2,424)	(4,264)	(1,891)	(1,625)	(11,345)	(6,778)	(1,769)	22,582
Basic income (loss) per share:
Income (loss) per share from continuing operations	$(0.13)	$(0.21)	$(0.09)	$(0.09)	$(0.63)	$(0.36)	$(0.10)	$0.74
Income (loss) per share from discontinued operations	—	(0.02)	(0.01)	—	0.01	(0.01)	0.01	0.42

Net income (loss) per share	$(0.13)	$(0.23)	$(0.10)	$(0.09)	$(0.62)	$(0.37)	$(0.09)	$1.16

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.13)	$(0.21)	$(0.09)	$(0.09)	$(0.63)	$(0.36)	$(0.10)	$0.73
Income (loss) per share from discontinued operations	—	(0.02)	(0.01)	—	0.01	(0.01)	0.01	0.42

Net income (loss) per share	$(0.13)	$(0.23)	$(0.10)	$(0.09)	$(0.62)	$(0.37)	$(0.09)	$1.15

Cash dividends declared per common share	$—	$—	$—	$—	$—	$—	$—	$—

(22)	Subsequent Events

In January 2011, the Company recognized a gain of $3,000,000 in connection with the settlement of a dispute regarding prior year volumes with one of its customers.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the CEO) and the Chief Financial Officer (the CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2010 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2010,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	1,312,019	(1)	$4.96	3,356,731	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	1,312,019		$4.96	3,356,731

(1)	Consists of (a) 189,095 outstanding options under the 1994 Stock Option Plan for Key Employees (“1994 Key Plan”), which Plan expired on October 27, 2004, (b) 69,827 outstanding options under the 1994 Independent Directors’ Stock Option Plan, which Plan expired on October 27, 2004, (c) 1,025,597 outstanding options under the 2004 Equity Plan, (d) and 27,500 outstanding under the 2010 Omnibus Plan.
(2)	Shares remaining available for issuance under the 2010 Omnibus Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the sections of the Company’s Proxy Statement titled “Governance of the Company –Transactions with Related Persons” and “Governance of the Company – Independence” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section of the Company’s Proxy Statement titled “Relationship with Independent Public Accountants,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

The financial statements as set forth under Item 8 of this report on Form 10-K are included.

2.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2002 (No. 333-87880)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999 (Commission File No. 000-24020)).

4.2	Rights Agreement dated as of October 23, 2001 between the Company and LaSalle Bank National Association, as Rights Agent, including as Exhibit A the Form of Certificate of Designation and as Exhibit B the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 23, 2001 (Commission File No. 000-24020)).

4.3	Notice of Removal of Rights Agent and Appointment of Successor Rights Agent and Amendment No. 1 to the Rights Agreement effective as of September 8, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2008 filed on November 5, 2008 (Commission File No. 000-24020)).

4.4	Notice of Removal of Rights Agent and Appointment of Successor rights Agent and Amendment to the Right Agreement effective as of October 26, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended April 4, 2010 filed on May 18, 2010 (Commission File No. 000-24020)).

10.1	Purchase and Sale Agreement among Honeywell Inc., Defense Communications Products Corporation (prior name of Group Technologies Corporation) and Group Financial Partners, Inc. dated May 21, 1989 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.2	Purchase and Sale Agreement among Alliant Techsystems Inc., MAC Acquisition I, Inc. and Group Technologies Corporation dated December 31, 1992 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.3	Purchase and Sale Agreement among Philips Electronic North America Corporation and Group Technologies Corporation dated June 25, 1993 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.4	Asset Purchase Agreement dated April 6, 2001 by and between Tube Turns Technologies, Inc. and Dana Corporation as amended by a First Amendment dated May 4, 2001 and as amended by a Second Amendment on May 15, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 filed on July 30, 2001 (Commission File No. 000-24020)).

Exhibit Number	Description

10.5	Asset Purchase Agreement between Sypris Technologies, Inc. and Dana Corporation dated December 8, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed on February 12, 2004 (Commission File No. 000-24020)).

10.6	1999 Amended and Restated Loan Agreement between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated October 27, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 filed on February 25, 2000 (Commission File No. 000-24020)).

10.6.1	2000A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated November 9, 2000 (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.6.2	2001A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Bell Technologies, Inc., Tube Turns Technologies, Inc., Group Technologies Corporation and Metrum-Datatape, Inc. dated February 15, 2001 (incorporated by reference to Exhibit 10.6.2 to the Company’s Form 10-Q for the quarterly period ended April 1, 2001 filed on April 30, 2001 (Commission File No. 000-24020)).

10.6.3	2002A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated December 21, 2001 (incorporated by reference to Exhibit 10.6.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 filed on January 31, 2002 (Commission File No. 000-24020)).

10.6.4	2002B Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated July 3, 2002 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 filed on July 29, 2002 (Commission File No. 000-24020)).

10.6.5	2003A Amendment to Loan Documents between Bank One, Kentucky, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc. and Sypris Technologies Marion, LLC dated October 16, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2003 filed on October 29, 2003 (Commission File No. 000-24020)).

10.6.6	2005A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated March 10, 2005 (incorporated by reference to Exhibit 10.6.6 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020)).

10.6.7	2005B Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated May 10, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

Exhibit Number	Description

10.6.8	2005C Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated August 3, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.6.9	2006A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated February 28, 2006 (incorporated by reference to Exhibit 10.6.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 15, 2006 (Commission File No. 000-24020)).

10.6.10	Amended and Restated Loan Agreement dated as of April 6, 2007 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and JP Morgan Chase Bank, N.A., LaSalle Bank National Association, and National City Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007 (Commission File No. 000-24020)).

10.6.11	2007A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated September 17, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

10.6.12	2009A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated April 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A filed on November 20, 2009 (Commission File No. 000-24020)).

10.6.13	2009B Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated October 26, 2009 (incorporated by reference to Exhibit 10.6.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2009 filed on March 23, 2010 (Commission File No. 000-24020)).

10.7	Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of June 10, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

10.7.1	First Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.7.2	Second Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of March 13, 2006 (incorporated by reference to Exhibit 10.7.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 15, 2006 (Commission File No. 000-24020)).

Exhibit Number	Description

10.7.3	Third Amendment to the Note Purchase Agreement dated as of April 6, 2007 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and The Guardian Life Insurance Company Of America, Connecticut General Life Insurance Company , Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 11, 2007(Commission File No. 000-24020)).

10.7.4	Fourth Amendment to the Note Purchase Agreement dated as of April 1, 2009 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and The Guardian Life Insurance Company Of America, Connecticut General Life Insurance Company , Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A filed on November 20, 2009 (Commission File No. 000-24020)).

10.7.5	Security Interest Agreement dated April 6, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 11, 2007(Commission File No. 000-24020)).

10.8	Lease between John Hancock Mutual Life Insurance Company and Honeywell, Inc. dated April 27, 1979; related Notice of Assignment from John Hancock Mutual Life Insurance Company to Sweetwell Industrial Associates, L.P., dated July 10, 1986; related Assignment and Assumption of Lease between Honeywell, Inc. and Defense Communications Products Corporation (prior name of Group Technologies Corporation) dated May 21, 1989; and related Amendment I to Lease Agreement between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 25, 1991, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.8.1	Agreement related to Fourth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated November 1, 2000, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

10.8.2	Agreement related to Fifth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 12, 2006, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 filed on March 14, 2007 (Commission File No. 000-24020)).

10.8.3	Agreement related to Sixth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated August 13, 2008, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2008 filed on November 5, 2008 (Commission File No. 000-24020)).

10.9	Lease between Metrum-Datatape, Inc. (assignee of Metrum, Inc.) and Alliant Techsystems, Inc. dated March 29, 1993 and amended July 29, 1993, May 2, 1994, November 14, 1995, December 4, 1996 and February 12, 1998 regarding 4800 East Dry Creek Road Property (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

10.10*	Sypris Solutions, Inc. 1994 Stock Option Plan for Key Employees as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87880)).

10.11*	Sypris Solutions, Inc. Share Performance Program For Stock Option Grants dated July 1, 1998 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q for the quarterly period ended June 28, 1998 filed on August 4, 1998 (Commission File No. 000-24020)).

Exhibit Number	Description

10.12*	Sypris Solutions, Inc. Independent Directors’ Stock Option Plan as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87882)).

10.13*	Sypris Solutions, Inc., Directors Compensation Program As Amended and Restated Effective February 24, 2004 and as amended December 15, 2004, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.14*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on March 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.15*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on February 20, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 filed on March 14, 2007 (Commission File No. 000-24020)).

10.16*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on December 17, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 (Commission File No. 000-24020)).

10.17*	Sypris Solutions, Inc. Executive Bonus Plan, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 30, 2003 filed on April 30, 2003 (Commission File No. 000-24020)).

10.18*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020)).

10.19*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 3, 2005 (Commission File No. 000-24020)).

10.20*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 9, 2008 (Commission File No. 000-24020)).

10.21*	Sypris Solutions, Inc. Incentive Bonus Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 30, 2008 filed on April 30, 2008 (Commission File No. 000-24020)).

10.22*	Form of 2009 Sypris Three-Year Bonus Agreement, effective as of May 12, 2009. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended July 5, 2009 filed on August 18, 2009 (Commission File No. 000-24020)).

10.23*	2004 Sypris Equity Plan effective as of April 27, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.24*	2010 Sypris Omnibus Plan effective as of May 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2010 (Commission File No. 333-166951)).

10.25*	Form of Amendment to Stock Option Agreements to Accelerate Vesting Periods for Certain “Underwater” Options for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed on March 11, 2005 (Commission File No. 000-24020)).

10.26*	Employment Agreement by and between Metrum-Datatape, Inc. and G. Darrell Robertson dated February 28, 2000 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 filed on March 2, 2001 (Commission File No. 000-24020)).

Exhibit Number	Description

10.27	Underwriting Agreement dated March 20, 2002 among Sypris Solutions, Inc., Needham & Company, Inc. and A.G. Edwards & Sons, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 filed on April 29, 2002 (Commission File No. 000-24020)).

10.28	Underwriting Agreement dated March 11, 2004 among Sypris Solutions, Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.29*	Amendment to Stock Option Agreements to David D. Johnson (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 6, 2005 (Commission File No. 000-24020)).

10.30*	Sypris Solutions, Inc. Incentive Bonus Plan (July 1, 2005 – December 31, 2005) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.31*	Long-term Incentive Program and Form of Long-term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 27, 2005 (Commission File No. 000-24020)).

10.32*	Amended Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.33*	Amended 2007 Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2007 (Commission File No. 000-24020)).

10.34*	Amended 2009 Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 (Commission File No. 000-24020)).

10.35*	Amended 2010 Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 18, 2010 (Commission File No. 000-24020)).

10.36*	Form of Amendment to Stock Option Agreements to Accelerate Vesting Periods for Certain “Underwater” Options for grants to executive officers and other key employees (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6, 2006 (Commission File No. 000-24020)).

10.37*	Form of Employment Agreement between Sypris Solutions, Inc. and participants in the Sypris Solutions, Inc. Executive Long-Term Incentive Program for 2009 dated March 9, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s From 8-K filed on March 13, 2009 (Commission File No. 000-24020)).

10.38*	Form of Employment Agreement between Sypris Solutions, Inc. and participants in the Sypris Solutions, Inc. Executive Long-Term Incentive Program for 2010 dated March 2, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s From 10-Q filed on May 18, 2010 (Commission File No. 000-24020)).

10.39*	Form of Employment Agreement between Sypris Solutions, Inc. and participants in the Sypris Solutions, Inc. Executive Long-Term Incentive Program for 2011 dated March 2, 2011.

10.40	Preliminary Settlement Agreement between Sypris Solutions, Inc, and Dana Corporation (Debtor in Possession) dated May 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2006 (Commission File No. 000-24020)).

10.41*	Form of Refund Agreement to Award Cash Incentive Grants (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 17, 2007 (Commission File No. 000-24020)).

Exhibit Number	Description

10.42*	Form of Standard Terms of Executive Awards Granted Under the 2007 Stock Option Exchange Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2007 (Commission File No. 000-24020)).

10.43*	Form of Standard Terms of Executive Awards Granted Under the 2008 Stock Option Exchange Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 4, 2008 (Commission File No. 000-24020)).

10.44	Redacted copy of Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

10.45	Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007, replaces redacted copy of Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2008 (Commission File No. 000-24020)) .

10.46	Redacted copy of Supply Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

21	Subsidiaries of the Company

23	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2011.

SYPRIS SOLUTIONS, INC.
(Registrant)

/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2011:

/s/ Robert E. Gill (Robert E. Gill)	Chairman of the Board

/s/ Jeffrey T. Gill (Jeffrey T. Gill)	President, Chief Executive Officer and Director

/s/ Brian A. Lutes (Brian A. Lutes)	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Rebecca R. Eckert (Rebecca R. Eckert)	Controller (Principal Accounting Officer)

/s/ John F. Brinkley (John F. Brinkley)	Director

/s/ William G. Ferko (William G. Ferko)	Director

/s/ R. Scott Gill (R. Scott Gill)	Director

/s/ William L. Healey (William L. Healey)	Director

/s/ Sidney R. Petersen (Sidney R. Petersen)	Director

/s/ Robert Sroka (Robert Sroka)	Director