Form 10-Q
period 2011-04-03
SYPRIS SOLUTIONS INC
filed 2011-05-17
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 3, 2011

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

As of May 6, 2011, the Registrant had 19,925,366 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended
	April 3,	April 4,
	2011	2010
	(Unaudited)
Net revenue:
Outsourced services	$61,507	$55,519
Products	14,303	7,384

Total net revenue	75,810	62,903

Cost of sales:
Outsourced services	56,171	50,685
Products	11,491	6,450

Total cost of sales	67,662	57,135

Gross profit	8,148	5,768

Selling, general and administrative	6,863	6,332
Research and development	616	153
Amortization of intangible assets	28	28
Nonrecurring income	(3,000)	—
Restructuring (income) expense, net	(253)	413

Operating income (loss)	3,894	(1,158)

Interest expense, net	729	601
Other expense, net	231	466

Income (loss) from continuing operations, before taxes	2,934	(2,225)
Income tax expense	432	199

Income (loss) from continuing operations	2,502	(2,424)
Loss from discontinued operations, net of tax	(450)	—

Net income (loss)	$2,052	$(2,424)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.13	$(0.13)
Loss per share from discontinued operations	(0.02)	—

Net income (loss) per share	$0.11	$(0.13)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.12	$(0.13)
Loss per share from discontinued operations	(0.02)	—

Net income (loss) per share	$0.10	$(0.13)

Weighted average shares outstanding:
Basic	18,734	18,543
Diluted	18,933	18,543

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	April 3,	December 31,
	2011	2010
	(Unaudited)	(Note)
ASSETS

Current assets:
Cash and cash equivalents	$17,428	$16,592
Accounts receivable, net	51,199	41,434
Inventory, net	35,367	30,264
Other current assets	5,244	5,717

Total current assets	109,238	94,007

Property, plant and equipment, net	67,067	68,590

Restricted cash	3,000	3,000

Goodwill	6,900	6,900

Other assets	7,117	7,195

Total assets	$193,322	$179,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$50,721	$39,488
Accrued liabilities	22,781	22,763
Current portion of long-term debt	—	2,000

Total current liabilities	73,502	64,251

Long-term debt	24,305	21,305

Other liabilities	32,261	34,338

Total liabilities	130,068	119,894

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,017,205 shares issued and 19,893,271 outstanding in 2011 and 19,964,348 shares issued and 19,663,229 outstanding in 2010	200	199
Additional paid-in capital	148,382	148,555
Retained deficit	(72,577)	(74,629)
Accumulated other comprehensive loss	(12,750)	(14,324)
Treasury stock, 123,934 and 301,119 shares in 2011 and 2010, respectively	(1)	(3)

Total stockholders’ equity	63,254	59,798

Total liabilities and stockholders’ equity	$193,322	$179,692

Note: The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Three Months Ended
	April 3,	April 4,
	2011	2010
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$2,052	$(2,424)
Loss from discontinued operations	(450)	—

Income (loss) from continuing operations	2,502	(2,424)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,637	3,720
Stock-based compensation expense	232	268
Deferred revenue recognized	(1,721)	(1,528)
Deferred loan costs recognized	96	96
Gain on sale of assets	(460)	—
Provision for excess and obsolete inventory	413	507
Other noncash items	625	544
Contributions to pension plans	(32)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(9,599)	(1,541)
Inventory	(5,516)	(2,656)
Other current assets	489	286
Accounts payable	11,304	2,330
Accrued and other liabilities	(1,257)	(850)

Net cash provided by (used) in operating activities	713	(1,267)

Cash flows from investing activities:
Capital expenditures, net	(1,378)	(244)
Proceeds from sale of assets	463	8
Changes in nonoperating assets and liabilities	22	57

Net cash used in investing activities	(893)	(179)

Cash flows from financing activities:
Net change in debt under revolving credit agreements	1,000	—
Proceeds from the issuance of common stock	16	—

Net cash provided by financing activities	1,016	—

Net increase (decrease) in cash and cash equivalents	836	(1,446)

Cash and cash equivalents at beginning of period	16,592	15,608

Cash and cash equivalents at end of period	$17,428	$14,162

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its Industrial and Electronics Groups (Note 12).

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”) and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico and Denmark and serve a wide variety of domestic and international customers. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended April 3, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2010 as presented in the Company’s Annual Report on Form 10-K.

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

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, for $39,000,000, of which $3,000,000 was deposited in an escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. The Company estimates that its total liability arising from this claim will not exceed $946,000, of which $450,000 was recorded during the first quarter of 2011. The Company has paid $196,000 related to the claim as of April 3, 2011. The remaining amount has been reserved in accrued liabilities on the Company’s consolidated balance sheets. There can be no assurance that similar potential claims will not emerge in the future or that relevant facts and circumstances will not change, necessitating future changes to an estimated liability. This charge is included in discontinued operations, net in the consolidated statement of operations.

(5)	Nonrecurring income

During the three months ended April 3, 2011, the Company recognized a gain of $3,000,000 in connection with the settlement of a dispute regarding prior year volumes with one of its customers.

(6)	Restructuring, Impairments and Other Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton, Ohio facility, significant reductions in the workforce in its Marion, Ohio facility and the integration of its Electronics Group subsidiaries. The purpose of the restructuring program is to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis. As a result of the Company’s restructuring program we recorded a gain of $253,000 related to these initiatives during the three months ended April 3, 2011, which is included in restructuring expense, net on the consolidated statement of operations. The gain for the period consisted of a $381,000 gain on the sale of assets that had previously been impaired partially offset by equipment relocation costs and mothball costs associated with closed or partially closed facilities. During the three months ended April 4, 2010, we recorded charges of $413,000 related to these initiatives, which included $8,000 for severance and benefit-related costs, $99,000 related to equipment relocation costs, and $306,000 for other costs, primarily related to mothball costs associated with closed or partially closed facilities. Of the expected aggregate $55,532,000 of pre-tax costs for the total program, the Company expects $16,373,000 will be cash expenditures, the majority of which has been spent as of April 3, 2011. A summary of the pre-tax charges is as follows (in thousands):

		Costs Incurred
	Total Program	Three Months Ended April 3, 2011	Total Recognized to date	Remaining Costs to be Recognized
Severance and benefit related costs	$4,046	$—	$4,046	$—
Asset impairments	13,140	(381)	13,140	—
Deferred contract costs write-offs	17,798	—	17,798	—
Inventory related charges	7,895	—	7,895	—
Equipment relocation costs	2,675	30	2,121	554
Asset retirement obligations	1,501	—	1,501	—
Contract termination costs	3,209	—	3,209	—
Other	5,268	98	5,115	153

	$55,532	$(253)	$54,825	$707

A summary of restructuring activity and related reserves at April 3, 2011 is as follows (in thousands):

	Accrued Balance at December 31, 2010	2011 (Charge) / Benefit	Gross Cash (Payments)/ Receipts	Accrued Balance at April 3, 2011
Severance and benefit related costs	$267	$—	$(81)	$186
Asset impairments	—	(381)	381	—
Equipment relocation costs	—	30	(30)	—
Asset retirement obligations	1,173	—	(141)	1,032
Contract termination costs	459	—	(102)	357
Other	—	98	(98)	—

	$1,899	$(253)	$(71)	$1,575

A summary of total expenses recognized to date by reportable segment is as follows (in thousands):

	Industrial Group	Electronics Group	Total
Severance and benefit-related costs	$2,562	$1,484	$4,046
Asset impairments	13,140	—	13,140
Deferred contract costs write-offs	—	17,798	17,798
Inventory related charges	—	7,895	7,895
Equipment relocation costs	2,099	22	2,121
Asset retirement obligations	1,501	—	1,501
Contract termination costs	1,868	1,341	3,209
Other	1,484	3,631	5,115

	$22,654	$32,171	$54,825

The total pre-tax costs of $55,532,000 expected to be incurred includes $23,361,000 within the Industrial Group and $32,171,000 within the Electronics Group. The Company expects to incur additional pre-tax costs of $707,000, all within the Industrial Group.

(7)	Dana Claim

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

The Claim provided to Sypris was agreed to by Sypris and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, Sypris recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement. For the three months ended April 3, 2011 and April 4, 2010, the Company recognized into revenue $1,721,000 and $1,528,000, respectively, related to the Claim.

(8)	Stock-Based Compensation

On April 1, 2011, the Company granted 317,500 restricted stock awards under a long term incentive program. These awards vest on the third anniversary of the grant date. The Company also granted 200,000 options on April 1, 2011 with a five year life and cliff vesting at three years of service. The grants did not have a significant impact on the Company’s consolidated financial statements during the current period.

(9)	Earnings (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 343,000 potential common shares excluded from diluted earnings per share for the three months ended April 3, 2011. All potential common shares were excluded from earnings per share for the period three months ended April 4, 2010, because the effect of inclusion would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
	(Unaudited)

Earnings attributable to stockholders:

Income (loss) from continuing operations attributable to stockholders	$2,502	$(2,424)
Discontinued operations, net of tax	(450)	—

Net income (loss)	$2,052	$(2,424)
Less distributed and undistributed earnings allocable to restricted award holders	(83)	—

Net income (loss) allocable to common stockholders	$1,969	$(2,424)

Basic earnings (loss) per common share attributable to stockholders:

Continuing operations	$0.13	$(0.13)
Discontinued operations	(0.02)	—

Net income (loss)	$0.11	$(0.13)

Diluted earnings (loss) per common share attributable to stockholders:

Continuing operations	$0.12	$(0.13)
Discontinued operations	(0.02)	—

Net income (loss)	$0.10	$(0.13)

Weighted average shares outstanding – basic	18,734	18,543
Weighted average additional shares assuming conversion of potential common shares	199	—

Weighted average shares outstanding – diluted	18,933	18,543

(10)	Inventory

Inventory consisted of the following (in thousands):

	April 3, 2011	December 31, 2010
	(Unaudited)

Raw materials	$5,139	$4,758
Work in process	6,281	6,171
Finished goods	3,160	3,729
Costs relating to long-term contracts and programs	21,790	16,431
Reserve for excess and obsolete inventory	(1,003)	(825)

	$35,367	$30,264

(11)	Debt

Debt consisted of the following (in thousands):

	April 3, 2011	December 31, 2010
	(Unaudited)

Revolving Credit Agreement	$11,000	$10,000
Senior Notes	13,305	13,305

	24,305	23,305
Less current portion	—	2,000

	$24,305	$21,305

On May 12, 2011, the Company entered into a new credit facility (Credit Facility) totaling $50,000,000 that supports short-term funding needs and letters of credit, which replaced the Company’s Revolving Credit Agreement and Senior Notes scheduled to expire in January 2012. Loans made under the Credit Facility will mature and the commitments thereunder will terminate in May 2016. The Credit Facility provides for an option, subject to certain conditions, to increase total commitments to $60,000,000 in the future. Borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, accounts receivable and machinery and equipment, less certain reserves and subject to certain other adjustments.

Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all assets of the Company.

The Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business and engage in certain transactions with affiliates.

In accordance with ASC 470-10-45 Intent and Ability to Refinance on a Long-Term Basis, the Company has classified previously scheduled current maturities in the amount of $24,305,000 as long-term debt in its consolidated balance sheet as of April 3, 2011.

(12)	Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
	(Unaudited)

Net revenue from unaffiliated customers:
Industrial Group	$59,550	$44,106
Electronics Group	16,260	18,797

	$75,810	$62,903

Gross profit:
Industrial Group	$5,132	$2,453
Electronics Group	3,016	3,315

	$8,148	$5,768

Operating income (loss):
Industrial Group	$6,015	$(207)
Electronics Group	108	1,062
General, corporate and other	(2,229)	(2,013)

	$3,894	$(1,158)

(13)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of April 3, 2011 and December 31, 2010 was $859,000 and $866,000, respectively. The Company’s warranty expense for the three months ended April 3, 2011 and April 4, 2010 was $69,000 and $122,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of April 3, 2011 and December 31, 2010, the Company had deferred $2,098,000 and $2,076,000, respectively, related to extended warranties.

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

As of April 3, 2011, the Company had outstanding purchase commitments of approximately $12,278,000, primarily for the acquisition of inventory and manufacturing equipment. As of April 3, 2011, the Company also had outstanding letters of credit approximating $1,490,000 primarily under the aforementioned captive insurance program.

(14)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 35% and for its foreign operations at a statutory rate of 30% in 2011 and 2010. The Company’s foreign operations are also subject to minimum income taxes in periods where positive cash flows exceed taxable income. Reconciling items between the federal statutory rate and the effective tax rate also include state income taxes, valuation allowances and certain other permanent differences.

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with ASC 740, Income Taxes. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on the current forecast, the Company has established a valuation allowance against the domestic net deferred tax asset. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and certain non-U.S. tax benefits.

(15)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
	(Unaudited)

Service cost	$11	$16
Interest cost on projected benefit obligation	579	576
Net amortizations, deferrals and other costs	139	146
Expected return on plan assets	(604)	(657)

	$125	$81

(16)	Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

The components of comprehensive income (loss), net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
	(Unaudited)

Net income (loss)	$2,052	$(2,424)

Other comprehensive income (loss):
Foreign currency translation adjustments	1,574	2,134

Total comprehensive income (loss)	$3,626	$(290)

Accumulated other comprehensive loss consisted of the following (in thousands):

	April 3, 2011	December 31, 2010
	(Unaudited)

Foreign currency translation adjustments	$(370)	$(1,944)
Employee benefit related adjustments, net of tax of $2,512 – U.S.	(11,889)	(11,889)
Employee benefit related adjustments – Mexico	(491)	(491)

Accumulated other comprehensive loss	$(12,750)	$(14,324)

For the three months ended April 3, 2011 and April 4, 2010, other expense, net includes foreign currency remeasurement losses of $423,000 and $540,000, respectively.

(17)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The fair value for the Senior Notes exceeded the carrying value by approximately $966,000 at April 3, 2011. The carrying amount of debt outstanding at April 3, 2011 and December 31, 2010 under the Credit Agreement approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

Results of Operations

We operate in two segments, the Industrial Group and the Electronics Group. The table presented below, which compares our segment and consolidated results for the first quarterly period of operations of 2011 to 2010, presents the results for each period, the change in those results from 2011 to 2010 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended April 3, 2011 Compared to Three Months Ended April 4, 2010

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	April 3,	April 4,	Favorable	Favorable	April 3,	April 4,
	2011	2010	(Unfavorable)	(Unfavorable)	2011	2010
		(in thousands, except percentage data)

Net revenue:
Industrial Group	$59,550	$44,106	$15,444	35.0%	78.6%	70.1%
Electronics Group	16,260	18,797	(2,537)	(13.5)	21.4	29.9

Total	75,810	62,903	12,907	20.5	100.0	100.0

Cost of sales:
Industrial Group	54,418	41,653	(12,765)	(30.6)	91.4	94.4
Electronics Group	13,244	15,482	2,238	14.5	81.5	82.4

Total	67,662	57,135	(10,527)	(18.4)	89.3	90.8

Gross profit:
Industrial Group	5,132	2,453	2,679	109.2	8.6	5.6
Electronics Group	3,016	3,315	(299)	(9.0)	18.5	17.6

Total	8,148	5,768	2,380	41.3	10.7	9.2

Selling, general and administrative	6,863	6,332	(531)	(8.4)	9.1	10.1
Research and development	616	153	(463)	(302.6)	0.8	0.2
Amortization of intangible assets	28	28	—	—	0.0	0.0
Nonrecurring income	(3,000)	—	3,000	NM	(4.0)	—
Restructuring (income) expense, net	(253)	413	666	NM	(0.3)	0.7

Operating income (loss)	3,894	(1,158)	5,052	NM	5.1	(1.8)

Interest expense, net	729	601	(128)	(21.3)	0.9	1.0
Other expense, net	231	466	235	50.4	0.3	0.7

Income (loss) from continuing operations before taxes	2,934	(2,225)	5,159	NM	3.9	(3.5)

Income tax expense	432	199	(233)	(117.1)	0.6	0.3

Income (loss) from continuing operations	2,502	(2,424)	4,926	NM	3.3	(3.9)

Loss from discontinued operations, net of tax	(450)	—	(450)	NM	(0.6)	—

Net income (loss)	$2,052	$(2,424)	$4,476	NM	2.7%	(3.9)%

Net Revenue. The Industrial Group primarily derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group increased 35.0% or $15.4 million for the three months ended April 3, 2011 compared to the first quarter of 2010. Increased volumes for heavy duty commercial trucks, light trucks and trailer axels have contributed to increased revenue of $9.2 million, $1.3 million and $2.2 million for the first quarter of 2011, respectively. Manufacturing services for a new commercial vehicle customer resulted in increased revenue of $1.2 million for the first quarter of 2011. Increased volumes for the off-highway business contributed $0.4 million for the first quarter. Partially offsetting this was a decline of $0.2 million from our specialty closure products.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group for the first quarter of 2011 decreased 13.5% or $2.5 million from the same period in 2010, primarily due to the completion of several programs within our Electronic Manufacturing and Engineering Services businesses and the mix within our space business. Additionally, the continuing resolution and legislative environment have increased budget uncertainties for many of our U.S. government customers who were already facing intense budget pressures. The delay in enacting government fiscal year 2011 appropriations bills has affected our first quarter results, as it has delayed work on new awards. Partially offsetting this were increased sales of secured communication and data recording products over the prior year period.

Gross Profit. The Industrial Group’s gross profit increased $2.7 million to $5.1 million in the first quarter of 2011 as compared to $2.5 million in the first quarter of 2010. The increase in sales volume resulted in an increase in gross profit of approximately $2.4 million. The Industrial Group also realized an increase in gross profit of $0.4 million as a result of improved productivity and utilities. Partially offsetting this was a $0.2 million cost increase due to the strengthening of the Mexican peso as compared to the prior year period.

The Electronics Group’s gross profit decreased $0.3 million in the first quarter of 2011, primarily as a result of lower revenues. Partially offsetting this were cost savings resulting from the consolidation of two Electronics Group locations. Gross profit as a percentage of revenue in the first quarter of 2011 increased to 18.5% as compared to 17.6% in the prior year period.

Selling, General and Administrative. Selling, general and administrative expense increased $0.5 million in the first quarter of 2011 but decreased as a percentage of revenue to 9.1% from 10.1% in the first quarter of 2010.

Research and Development. Research and development costs increased $0.5 million to $0.6 million in the first quarter of 2011 from the prior year quarter in support of the Electronics Group’s self-funded product and technology development activities. Additionally, during the first quarter of 2010, engineering efforts were redirected to assist with technical issues with existing products, which have since been resolved.

Nonrecurring Income. During the three months ended April 3, 2011, the Company recognized a gain of $3.0 million in connection with the settlement of a dispute regarding prior year volumes with one of its customers.

Restructuring Expense, Net. As a result of the Company’s restructuring program we recorded a gain of $0.3 million related to these initiatives during the three months ended April 3, 2011, which is included in restructuring income (expense), net on the consolidated statement of operations. The gain for the period consisted of a $0.4 million gain on the sale of assets that had previously been impaired partially offset by equipment relocation costs and mothball costs associated with closed or partially closed facilities. During the three months ended April 4, 2010, we recorded expenses of $0.4 million related to these initiatives, which consisted of $0.1 million in equipment relocation costs and $0.3 million in other various charges, primarily related to mothball costs associated with closed or partially closed facilities. See Note 6 to the consolidated financial statements included in this Form 10-Q.

Interest Expense. Interest expense for the first quarter of 2011 increased $0.1 million due to an increase in the interest rates effective January 1, 2011. Our weighted average debt outstanding decreased to $18.3 million for the first quarter of 2011 from $19.2 million during the first quarter of 2010. The weighted average interest rate increased to 11.6% in the first quarter of 2011 from 9.6% in the first quarter of 2010 as a result of the modification of our Credit Agreement and Senior Notes in October 2009.

Income Taxes. The provision for income taxes in the first quarter of 2011 and 2010 is associated exclusively with our Mexican subsidiaries.

Discontinued Operations. On October 26, 2009, the Company sold all of the outstanding stock of its wholly owned subsidiary, Sypris Test & Measurement, for approximately $39,000,000. In accordance with requirements of ASC 205-20-45, the results of the Test & Measurement segment have been reported as discontinued operations for all periods presented. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. The Company estimates that its total liability arising from this claim will not exceed $0.9 million, of which $0.5 million was charged to loss for discontinued operations, net of tax for the three months ended April 3, 2011.

Liquidity, Capital Resources and Financial Condition

On May 12, 2011, the Company entered into a new credit facility (Credit Facility) totally $50.0 million that supports short-term funding needs and letters of credit, which replaced the Company’s Revolving Credit Agreement and Senior Notes scheduled to expire in January 2012. Loans made under the Credit Facility will mature and the commitments thereunder will terminate in May 2016. The Credit Facility provides for an option, subject to certain conditions, to increase total commitments to $60,000,000 in the future. Borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, accounts receivable and machinery and equipment, less certain reserves and subject to certain other adjustments.

Net cash provided by operating activities (continuing operations) was $0.7 million in the first quarter of 2011, as compared to net cash used of $1.3 million in the same period of 2010. Accounts receivable increased within the Industrial Group and used $11.1 million of cash as a result of an overall increase in revenue. Partially offsetting this was a decrease in accounts receivable within the Electronics Group resulting from lower sales, providing $1.5 million of cash during the period. Inventory remained flat within the Industrial Group, while inventory increased within our Electronics Group and used $5.5 million of cash primarily as a result of the timing of shipments and the building of inventory for sales expected later in the year. Other current assets decreased and provided $0.5 million of cash primarily as a result of the timing of tax refunds received by our Mexican subsidiary. In the first quarter of 2011, accounts payable increased and provided $11.3 million primarily due to increased purchases by our Industrial Group and the timing of payments to our suppliers. Accrued liabilities decreased and used $1.3 million of cash primarily as a result of the timing of various payroll accruals.

Net cash used in investing activities was $0.9 million for the first three months of 2011 as compared to $0.2 million for the first three months of 2010. Net cash used by investing activities included $1.4 million of capital expenditures partially offset by proceeds of $0.5 million from the sale of certain idle equipment within the Industrial Group.

Net cash provided by financing activities was $1.0 million in the first three months of 2011 due to additional borrowings under the Company’s revolving credit facility. The Company’s financing activities were cash neutral for the first three months of 2010.

At April 3, 2011, we had total availability for borrowings and letters of credit under the Revolving Credit Agreement of $8.5 million along with an unrestricted cash balance of $17.4 million, which provides for total cash and borrowing capacity of $25.9 million. Approximately $7.6 million of the unrestricted cash balance relates to our Mexican subsidiaries. Maximum borrowings available under the Revolving Credit Agreement are $21.0 million, and standby letters of credit up to a maximum of $15.0 million may be issued under the Revolving Credit Agreement, of which $1.5 million were issued at April 3, 2011.

We also had purchase commitments totaling approximately $12.3 million at April 3, 2011, primarily for inventory and manufacturing equipment.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes in our critical accounting policies during the first quarter of 2011.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: declining revenues in our aerospace and defense business lines as we transition from legacy products and services into new market segments and technologies; adverse determinations by government contracting officers, especially regarding the potential retrofit of certain electronic products with respect to alleged “latent defects,” which are disputed by the Company; potential liabilities associated with discontinued operations, including post-closing indemnifications or claims related to business or asset dispositions; breakdowns, relocations or major repairs of machinery and equipment; pension valuation, health care or other benefit costs; labor relations; strikes; dependence on, recruitment or retention of key employees; union negotiations; changes or delays in government or other customer budgets, funding or programs; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; the cost, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; our inability to successfully launch or sustain new or next generation programs or product features, especially in accordance with budgets or committed delivery schedules; disputes or litigation, involving customer, supplier, lessor, landlord, creditor, stockholder, product liability or environmental claims; the costs and supply of debt, equity capital, or insurance; fees, costs or other dilutive effects of refinancing, compliance with covenants in, or acceleration of, our loan and other debt agreements; potential impairments, non-recoverability or write-offs of goodwill, assets or deferred costs, including deferred tax assets in the U.S. or Mexico; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; the effects of a continuing economic downturn which could reduce our revenues, negatively impact our customers or suppliers and materially, adversely affect our financial results; failure to adequately insure or to identify environmental or other insurable risks; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; weaknesses in internal controls; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions; war, terrorism, computer hacking or other cyber attacks, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2010.

In addition, the Company’s Electronics Group has received notice from one of its government customers that certain electronic circuit cards shipped to the government are alleged to have contained latent defects materially affecting their performance. The Company has shared extensive data with the government that we believe factually contradicts the government’s position. The government has acknowledged receipt of this new data, but has not yet formalized its response to Sypris. The government has committed to consider Sypris’ factual arguments thoroughly before issuing a contracting officer’s determination. However, the government has not shared its view of any potential repair or retrofit liability, and there can be no assurances that the government will concur with the Company’s position. Our inability to successfully resolve this issue with the government could materially adversely affect our operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first three months of 2011, restrictions on 251,352 restricted shares expired. As a result, 87,143 shares were withheld by the Company to satisfy tax withholding obligations. The common shares withheld were immediately cancelled. The following table summarizes our repurchases during the first quarter ended April 3, 2011 (which consisted entirely of shares withheld to satisfy withholding taxes):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 12, 2011	41,937	$5.63	—	$—
February 25, 2011	32,812	$4.01	—	$—
February 26, 2011	3,451	$4.01	—	$—
March 2, 2011	6,222	$4.32	—	$—
March 12, 2011	102	$4.58	—	$—
March 31, 2011	2,619	$4.24	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	May 17, 2011	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date:	May 17, 2011	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)