Form 10-Q
period 2011-07-03
SYPRIS SOLUTIONS INC
filed 2011-08-09
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 3, 2011

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 1, 2011 the Registrant had 19,922,366 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$72,757	$54,739	$134,264	$110,258
Products	12,301	8,367	26,604	15,751

Total net revenue	85,058	63,106	160,868	126,009
Cost of sales:
Outsourced services	64,884	51,690	121,055	102,453
Products	12,063	6,824	23,554	13,196

Total cost of sales	76,947	58,514	144,609	115,649

Gross profit	8,111	4,592	16,259	10,360
Selling, general and administrative	6,810	6,740	13,673	13,072
Research and development	924	320	1,540	473
Amortization of intangible assets	28	28	56	56
Nonrecurring income	0	0	(3,000)	0
Restructuring expense (income), net	130	1,002	(123)	1,415

Operating income (loss)	219	(3,498)	4,113	(4,656)
Interest expense, net	726	583	1,455	1,184
Other expense (income), net	275	(688)	506	(222)

Income (loss) from continuing operations, before taxes	(782)	(3,393)	2,152	(5,618)
Income tax expense	768	571	1,200	770

Income (loss) from continuing operations	(1,550)	(3,964)	952	(6,388)
Loss from discontinued operations, net of tax	0	(300)	(450)	(300)

Net income (loss)	$(1,550)	$(4,264)	$502	$(6,688)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(0.08)	$(0.21)	$0.05	$(0.34)
Loss per share from discontinued operations	0.00	(0.02)	(0.02)	(0.02)

Net income (loss) per share	$(0.08)	$(0.23)	$0.03	$(0.36)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.08)	$(0.21)	$0.05	$(0.34)
Loss per share from discontinued operations	0.00	(0.02)	(0.02)	(0.02)

Net income (loss) per share	$(0.08)	$(0.23)	$0.03	$(0.36)

Weighted average shares outstanding:
Basic	18,833	18,640	18,853	18,588
Diluted	18,833	18,640	19,047	18,588

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	July 3, 2011	December 31, 2010
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$14,160	$16,592
Accounts receivable, net	54,054	41,434
Inventory, net	38,864	30,264
Prepaid expenses and other current assets	4,578	5,717

Total current assets	111,656	94,007
Property, plant and equipment, net	65,405	68,590
Restricted cash	3,000	3,000
Goodwill	6,900	6,900
Other assets	7,211	7,195

Total assets	$194,172	$179,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,288	$39,488
Accrued liabilities	24,832	22,763
Current portion of long-term debt	0	2,000

Total current liabilities	79,120	64,251

Long-term debt	22,000	21,305
Other liabilities	30,258	34,338

Total liabilities	131,378	119,894
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,016,100 shares issued and 19,922,366 shares outstanding in 2011 and 19,964,348 shares issued and 19,663,229 shares outstanding in 2010	200	199
Additional paid-in capital	148,741	148,555
Retained deficit	(74,128)	(74,629)
Accumulated other comprehensive loss	(12,018)	(14,324)
Treasury stock, 93,734 and 301,119 shares in 2011 and 2010, respectively	(1)	(3)

Total stockholders’ equity	62,794	59,798

Total liabilities and stockholders’ equity	$194,172	$179,692

Note: The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Six Months Ended
	July 3, 2011	July 4, 2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$502	$(6,688)
Loss from discontinued operations	(450)	(300)

Income (loss) from continuing operations	952	(6,388)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,285	7,428
Stock-based compensation expense	549	579
Deferred revenue recognized	(3,442)	(3,056)
Deferred loan costs recognized	134	191
Write-off of debt issuance costs	277	0
Gain on sale of assets	(578)	5
Provision for excess and obsolete inventory	751	197
Other noncash items	1,062	29
Contributions to pension plans	(352)	(223)
Change in operating assets and liabilities:
Accounts receivable	(12,402)	389
Inventory	(9,352)	(3,677)
Prepaid expenses and other assets	1,075	8
Accounts payable	14,765	3,905
Accrued and other liabilities	747	553

Net cash provided by (used in) operating activities	1,471	(60)

Cash flows from investing activities:
Capital expenditures, net	(2,898)	(630)
Proceeds from sale of assets	575	71
Changes in nonoperating assets and liabilities	34	36

Net cash used in investing activities	(2,289)	(523)

Cash flows from financing activities:
Repayment of former Revolving Credit Agreement	(10,000)	0
Repayment of former Senior Notes	(13,305)	0
Net proceeds from Credit Facility	22,000	0
Payments for deferred loan costs	(373)	0
Proceeds from the issuance of common stock	64	0

Net cash used in financing activities	(1,614)	0

Net decrease in cash and cash equivalents	(2,432)	(583)

Cash and cash equivalents at beginning of period	16,592	15,608

Cash and cash equivalents at end of period	$14,160	$15,025

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its Industrial and Electronics Groups (Note 11).

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico and Denmark and service a wide variety of domestic and international customers. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended July 3, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2010 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05 which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU will not have a significant impact on the Company’s consolidated financial statements, as it only requires a change in the format of the current presentation.

(4)	Discontinued Operations

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, for $39,000,000, of which $3,000,000 was deposited in an escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. The Company estimates that its total liability arising from this claim will not exceed $946,000, of which $450,000 was recorded during the first six months of 2011. The Company has paid $196,000 related to the claim as of July 3, 2011. The remaining amount has been reserved in accrued liabilities on the Company’s consolidated balance sheets. There can be no assurance that similar potential claims will not emerge in the future or that relevant facts and circumstances will not change, necessitating future changes to an estimated liability. This charge is included in discontinued operations, net in the consolidated statement of operations.

(5)	Nonrecurring Income

During the six months ended July 3, 2011, the Company recognized a gain of $3,000,000 in connection with a settlement regarding prior year volumes with one of its customers.

(6)	Restructuring, Impairments and Other Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton, Ohio facility, significant reductions in the workforce in its Marion, Ohio facility and the integration of its Electronics Group subsidiaries. The purpose of the restructuring program is to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis. As a result of the restructuring program, the Company recorded a charge of $130,000 for the three months ended July 3, 2011 and a gain of $123,000 for the six months ended July 3, 2011, which is included in restructuring expense, net on the consolidated statement of operations. Of the $130,000 charge recorded in the second quarter of 2011, $155,000 was for equipment relocation costs and $87,000 represented other costs, primarily related to mothball costs associated with closed or partially closed facilities. Partially offsetting this was a $112,000 gain on the sale of assets that had previously been impaired. The gain of $123,000 for the six months ended July 3, 2011 consisted of a $493,000 gain on the sale of assets that had previously been impaired partially offset by equipment relocation costs and mothball costs.

A summary of the pre-tax restructuring charges is as follows (in thousands):

		Costs Incurred
	Total Program	Six Months Ended July 3, 2011	Total Recognized to date	Remaining Costs to be Recognized
Severance and benefit-related costs	$4,046	$—	$4,046	$—
Asset impairments	13,028	(493)	13,028	—
Deferred contract costs write-offs	17,798	—	17,798	—
Inventory related charges	7,895	—	7,895	—
Equipment relocation costs	2,761	185	2,276	485
Asset retirement obligations	1,501	—	1,501	—
Contract termination costs	3,209	—	3,209	—
Other	5,351	185	5,202	149

	$55,589	$(123)	$54,955	$634

A summary of restructuring activity and related reserves at July 3, 2011 is as follows (in thousands):

	Accrued Balance at December 31, 2010	2011 Charge	Gross Cash Payments	Accrued Balance at July 3, 2011
Severance and benefit-related costs	$267	$—	$(81)	$186
Asset impairments	—	(493)	493	—
Equipment relocation costs	—	185	(185)	—
Asset retirement obligations	1,173	—	(269)	904
Contract termination costs	459	—	(153)	306
Other	—	185	(185)	—

	$1,899	$(123)	$(380)	$1,396

A summary of total expenses recognized to date by reportable segment is as follows (in thousands):

	Industrial Group	Electronics Group	Total
Severance and benefit-related costs	$2,562	$1,484	$4,046
Asset impairments	13,028	—	13,028
Deferred contract costs write-offs	—	17,798	17,798
Inventory related charges	—	7,895	7,895
Equipment relocation costs	2,254	22	2,276
Asset retirement obligations	1,501	—	1,501
Contract termination costs	1,868	1,341	3,209
Other	1,571	3,631	5,202

	$22,784	$32,171	$54,955

The total pre-tax costs of $55,589,000 expected to be incurred includes $23,418,000 within the Industrial Group and $32,171,000 within the Electronics Group. The Company expects to incur additional pre-tax costs of $634,000, all within the Industrial Group.

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

The Claim provided to Sypris was agreed to by Sypris and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, Sypris recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement. For the six months ended July 3, 2011 and July 4, 2010, the Company recognized into revenue $3,442,000 and $3,056,000, respectively, related to the Claim.

The Claim entitles the Company to participate in distributions of Dana common stock if certain disputed matters are ultimately resolved for less than Dana’s reserves for those matters. At July 3, 2011, the Company’s right to participate in additional distributions, presently estimated to be 87,000 shares, is carried at $64,000 in other assets. Had these shares been received at July 3, 2011, the Company would have recorded a $1,551,000 unrealized holding gain to other comprehensive loss.

(8)	Earnings (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 586,000 potential common shares excluded from diluted earnings per share for the six months ended July 3, 2011. All potential common shares were excluded from earnings per share for the three months ended July 3, 2011 and the three and six months ended July 4, 2010, because the effect of inclusion would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(Unaudited)		(Unaudited)
Earnings attributable to stockholders:

(Loss) income from continuing operations attributable to stockholders	$(1,550)	$(3,964)	$952	$(6,388)
Discontinued operations, net of tax	—	(300)	(450)	(300)

Net (loss) income	(1,550)	(4,264)	502	(6,688)
Less distributed and undistributed earnings allocable to restricted award holders	—	—	(24)	—

Net (loss) income allocable to common stockholders	$(1,550)	$(4,264)	$478	$(6,688)

Basic (loss) earnings per common share attributable to stockholders:

Continuing operations	$(0.08)	$(0.21)	$0.05	$(0.34)
Discontinued operations	0.00	(0.02)	(0.02)	(0.02)

Net (loss) income	$(0.08)	$(0.23)	$0.03	$(0.36)

Diluted (loss) earnings per common share attributable to stockholders:

Continuing operations	$(0.08)	$(0.21)	$0.05	$(0.34)
Discontinued operations	—	(0.02)	(0.02)	(0.2)

Net (loss) income	$(0.08)	$(0.23)	$0.03	$(0.36)

Weighted average shares outstanding-basic	18,833	18,640	18,853	18,588
Weighted average additional shares assuming conversion of potential common shares	—	—	194	—

Weighted average shares outstanding - diluted	18,833	18,640	19,047	18,588

(9)	Inventory

Inventory consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
	(Unaudited)
Raw materials	$6,166	$4,758
Work in process	7,613	6,171
Finished goods	2,817	3,729
Costs relating to long-term contracts and programs	23,430	16,431
Reserve for excess and obsolete inventory	(1,162)	(825)

	$38,864	$30,264

(10)	Debt

Debt consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
	(Unaudited)
Credit Facility	$22,000	$—
Former Revolving Credit Agreement	—	10,000
Former Senior Notes	—	13,305

	22,000	23,305
Less current portion	—	2,000

	$22,000	$21,305

On May 12, 2011, the Company entered into a new credit facility (Credit Facility) providing total availability up to $50,000,000 that supports short-term funding needs and letters of credit, which replaced the Company’s Revolving Credit Agreement and Senior Notes scheduled to expire in January 2012. Loans made under the Credit Facility will mature and the commitments thereunder will terminate in May 2016. The Credit Facility provides for an option, subject to certain conditions, to increase total availability to $60,000,000 in the future. Borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments.

Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all assets of the Company.

The Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates.

(11)	Segment Data

The Company is organized into two business groups, the Industrial Group and the Electronics Group. The segments are each managed separately because of the distinctions between products, services, markets, customers, technologies and workforce skills of the segments. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. The Electronics Group provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems. There was no intersegment net revenue recognized in any of the periods presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$68,885	$46,571	$128,435	$90,677
Electronics Group	16,173	16,535	32,433	35,332

	$85,058	$63,106	$160,868	$126,009

Gross profit:
Industrial Group	$7,080	$2,286	$12,212	$4,739
Electronics Group	1,031	2,306	4,047	5,621

	$8,111	$4,592	$16,259	$10,360

Operating income (loss):
Industrial Group	$4,634	$(154)	$10,649	$(361)
Electronics Group	(2,421)	(1,371)	(2,313)	(309)
General, corporate and other	(1,994)	(1,973)	(4,223)	(3,986)

	$219	$(3,498)	$4,113	$(4,656)

(12)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of July 3, 2011 and December 31, 2010 was $914,000 and $866,000, respectively. The Company’s warranty expense for the six months ended July 3, 2011 and July 4, 2010 was $187,000 and $240,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of July 3, 2011 and December 31, 2010, the Company had deferred $2,233,000 and $2,076,000, respectively, related to extended warranties.

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

As of July 3, 2011, the Company had outstanding purchase commitments of approximately $5,471,000, primarily for the acquisition of inventory and manufacturing equipment. As of July 3, 2011, the Company also had outstanding letters of credit of $990,000 primarily under the aforementioned captive insurance program.

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

(14)	Employee Benefit Plans

Pension (benefit) expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(Unaudited)		(Unaudited)
Service cost	$7	$15	$18	$31
Interest cost on projected benefit obligation	455	561	1,034	1,137
Net amortizations, deferrals and other costs	154	142	293	288
Expected return on plan assets	(673)	(635)	(1,277)	(1,292)

	$(57)	$83	$68	$164

(15)	Other Comprehensive (Loss) Income

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

The components of comprehensive (loss) income, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(Unaudited)		(Unaudited)
Net (loss) income	$(1,550)	$(4,264)	$502	$(6,688)

Other comprehensive income (loss):
Foreign currency translation adjustments	732	(2,030)	2,306	104

Total comprehensive (loss) income	$(818)	$(6,294)	$2,808	$(6,584)

Accumulated other comprehensive loss consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
	(Unaudited)
Foreign currency translation adjustments	$362	$(1,944)
Employee benefit-related adjustments, net of tax of $2,512 – U.S	(11,889)	(11,889)
Employee benefit-related adjustments – Mexico	(491)	(491)

Accumulated other comprehensive loss	$(12,018)	$(14,324)

(16)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at July 3, 2011 under the Credit Facility approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

(17)	Subsequent Event

On August 1, 2011, the Company entered into an agreement to sell certain idle machinery and equipment for an anticipated gain of approximately $3,500,000. The Company expects to complete the sale on or before September 9, 2011.

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

Results of Operations

We operate in two business segments, the Industrial Group and the Electronics Group. The tables presented below, which compare our segment and consolidated results for the three and six month periods of operations of 2011 to 2010, present the results for each period, the change in those results from 2011 to 2010 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended July 3, 2011 Compared to Three Months Ended July 4, 2010

	Three Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	July 3, 2011	July 4, 2010	Favorable (Unfavorable)	Favorable (Unfavorable)	July 3, 2011	July 4, 2010
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$68,885	$46,571	$22,314	47.9%	81.0%	73.8%
Electronics Group	16,173	16,535	(362)	(2.2)	19.0	26.2

Total	85,058	63,106	21,952	34.8	100.0	100.0

Cost of sales:
Industrial Group	61,805	44,285	(17,520)	(39.6)	89.7	95.1
Electronics Group	15,142	14,229	(913)	6.4	93.6	86.1

Total	76,947	58,514	(18,433)	(31.5)	90.5	92.7

Gross profit:
Industrial Group	7,080	2,286	4,794	209.7	10.3	4.9
Electronics Group	1,031	2,306	(1,275)	(55.3)	6.4	13.9

Total	8,111	4,592	3,519	76.6	9.5	7.3

Selling, general and administrative	6,810	6,740	(70)	(1.0)	8.0	10.7
Research and development	924	320	(604)	(188.8)	1.1	0.5
Amortization of intangible assets	28	28	—	—	—	—
Restructuring expense, net	130	1,002	872	87.0	0.2	1.6

Operating income (loss)	219	(3,498)	3,717	NM	0.3	(5.6)

Interest expense, net	726	583	(143)	(24.5)	0.9	0.9
Other expense (income), net	275	(688)	(963)	NM	0.3	(1.1)

Loss from continuing operations, before taxes	(782)	(3,393)	2,611	77.0	(0.9)	(5.4)

Income tax expense	768	571	(197)	(34.5)	0.9	0.9

Loss from continuing operations	(1,550)	(3,964)	2,414	60.9	(1.8)	(6.3)

Loss from discontinued operations, net of tax	—	(300)	300	NM	—	(0.5)

Net loss	$(1,550)	$(4,264)	$2,714	63.6%	(1.8)%	(6.8)%

Six Months Ended July 3, 2011 Compared to Six Months Ended July 4, 2010

	Six Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Six Months Ended
	July 3, 2011	July 4, 2010	Favorable (Unfavorable)	Favorable (Unfavorable)	July 3, 2011	July 4, 2010
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$128,435	$90,677	$37,758	41.6%	79.8%	72.0%
Electronics Group	32,433	35,332	(2,899)	(8.2)	20.2	28.0

Total	160,868	126,009	34,859	27.7	100.0	100.0

Cost of sales:
Industrial Group	116,223	85,938	(30,285)	(35.2)	90.5	94.8
Electronics Group	28,386	29,711	1,325	4.5	87.5	84.1

Total	144,609	115,649	(28,960)	(25.0)	89.9	91.8

Gross profit:
Industrial Group	12,212	4,739	7,473	157.7	9.5	5.2
Electronics Group	4,047	5,621	(1,574)	(28.0)	12.5	15.9

Total	16,259	10,360	5,899	56.9	10.1	8.2

Selling, general and administrative	13,673	13,072	(601)	(4.6)	8.5	10.4
Research and development	1,540	473	(1,067)	(225.6)	1.0	0.4
Amortization of intangible assets	56	56	—	—	—	—
Nonrecurring income	(3,000)	—	3,000	NM	(1.9)	0.0
Restructuring expense, net	(123)	1,415	1,538	NM	(0.1)	1.1

Operating income (loss)	4,113	(4,656)	8,769	NM	2.6	(3.7)

Interest expense, net	1,455	1,184	(271)	(22.9)	0.9	0.9
Other expense (income), net	506	(222)	(728)	NM	0.3	(0.2)

Income (loss) from continuing operations, before taxes	2,152	(5,618)	7,770	NM	1.3	(4.5)

Income tax expense	1,200	770	(430)	(55.8)	0.7	0.6

Income (loss) from continuing operations	952	(6,388)	7,340	NM	0.6	(5.1)

Loss from discontinued operations, net of tax	(450)	(300)	(150)	(50.0)	(0.3)	(0.2)

Net income (loss)	$502	$(6,688)	$7,190	NM	0.3%	(5.3)%

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group for the three and six month periods ended July 3, 2011 increased $22.3 million and $37.8 million from the prior year comparable periods, respectively. Increased volumes for medium and heavy duty commercial trucks, light trucks and trailer axles have contributed to increased revenue of approximately $18.9 million and $31.7 million for the three and six month periods, respectively. Manufacturing services for a new commercial vehicle customer contributed to increased revenue of approximately $2.0 million and $3.2 million for the three and six month periods, respectively. Increased volumes for the off-highway business contributed to increased revenue of $0.1 million and $0.4 million for the three and six month periods, respectively. Specialty products contributed to increased revenue of approximately $0.3 million and $0.1 million for the three and six month periods, respectively. Increased steel prices, which is contractually passed through to customers under certain contracts, and pricing adjustments also contributed to increased revenue of approximately $1.2 million and $2.3 million for the three and six month periods, respectively.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group for the three and six month periods ended July 3, 2011 decreased $0.4 million and $2.9 million from the prior year comparable periods, respectively. The decreases from the prior year are primarily due to the completion of several programs within our Electronic Manufacturing and Engineering Services businesses and the mix within our space business. Additionally, the Electronics Group continues to be affected by the delayed approval by Congress of the fiscal 2011 Defense Appropriations Bill, as funds have not yet been fully allocated through the various departments and agencies for program use. Partially offsetting this were increased sales of secured communication and data recording products over the prior year period.

Gross Profit. The Industrial Group’s gross profit increased to $7.1 million and $12.2 million in the three and six month periods ended July 3, 2011, respectively, from $2.3 million and $4.7 million in the prior year comparable periods. The increase in sales volume resulted in an increase of gross profit of approximately $3.7 million and $6.1 million for the three and six month periods, respectively. The Industrial Group also realized an increase in gross profit of $1.4 million and $1.8 million for the three and six month periods ended July 3, 2011, respectively, as a result of productivity improvements. Partially offsetting this was a $0.2 million and $0.4 million cost increase for the three and six month periods ended July 3, 2011, respectively, due to the strengthening of the Mexican Peso.

The Electronics Group’s gross profit decreased $1.3 million and $1.6 million in the three and six month periods ended July 3, 2011, respectively. The decrease in gross profit is primarily a result of additional engineering charges allocated to improvements in our product portfolio and the decline in revenue, particularly in the higher margin Electronic Manufacturing Services business (EMS). The Electronics Group also experienced an increase in its excess and obsolete inventory provision over the prior year period. The Electronics Group’s gross profit as a percentage of revenue in the second quarter decreased to 6.4% and 12.5% for the three and six month periods ended July 3, 2011, respectively from 13.9% and 15.9% for the comparable 2010 periods.

Selling, General and Administrative. Selling, general and administrative expense increased $0.1 million and $0.6 million for the three and six month periods ended July, 3, 2011, respectively. However, selling, general and administrative expense decreased as a percentage of revenue to 8.0% and 8.5% for the three and six month periods ended July 3, 2011, respectively, as compared to 10.7% and 10.4% for the comparable 2010 periods. The Company has continued to limit increases in controllable general and administrative expenses as revenues have increased in its Industrial Group.

Research and Development. Research and development costs increased $0.6 million and $1.1 million for the three and six month periods ended July 3, 2011, respectively, in support of the Electronics Group’s self-funded product and technology development activities. Additionally, during the first six months of 2010, engineering efforts were redirected to assist with technical issues with existing products, which have since been resolved.

Nonrecurring Income. During the six months ended July 3, 2011, the Company recognized a gain of $3.0 million in connection with a settlement regarding prior year volumes with one of its customers.

Restructuring Expense. As a result of the Company’s restructuring program, we recorded expense of $0.1 million and a gain of $0.1 million related to these initiatives during the three and six months ended July 3, 2011, respectively. During the three and six month periods ended July 4, 2010, we recorded expense of $1.0 million and $1.4 million, respectively. The gain for the six months ended July 3, 2011 consisted of a $0.5 million gain on the sale of assets that had previously been impaired, partially offset by $0.2 million in equipment relocation costs and $0.2 million in other various mothball charges.

Interest Expense. Interest expense for the three and six month periods ended July 3, 2011 increased due to the write-off of $0.3 million in unamortized loan costs and additional fees paid in conjunction with the repayment of our former Revolving Credit Agreement and Senior Notes. Our weighted average debt outstanding increased to $21.5 million and $19.9 million for the three and six month periods of 2011, respectively, from $18.6 million and $18.9 million during the three and six month periods of 2010, respectively. The weighted average interest rate was 6.0% and 8.6% for the three and six month periods of 2011, respectively, compared to 9.4% and 9.5% for the three and six month periods of 2010, respectively. The reduction in the weighted average interest rates for the three months ended July 3, 2011 is primarily due to the Company entering into a new credit facility with favorable terms on May 12, 2011.

Income Taxes. The provision for income taxes in the three and six month periods of 2011 and 2010 is associated primarily with our Mexican subsidiaries.

Discontinued Operations. On October 26, 2009, the Company sold all of the outstanding stock of its wholly owned subsidiary, Sypris Test & Measurement, for approximately $39.0 million. In accordance with requirements of ASC 205-20-45, the results of the Test & Measurement segment have been reported as discontinued operations for all periods presented. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. As of July 3, 2011, the Company estimates that its total liability arising from this claim will not exceed $0.9 million, of which $0.5 million was charged to loss from discontinued operations, net of tax for the six months ended July 3, 2011.

Liquidity

On May 12, 2011, the Company entered into a new credit facility (Credit Facility) which provides for total availability up to $50.0 million to support short-term funding needs and letters of credit, which replaced the Company’s Revolving Credit Agreement and Senior Notes scheduled to expire in January 2012. Loans made under the Credit Facility will mature and the commitments thereunder will terminate in May 2016. The Credit Facility provides for an option, subject to certain conditions, to increase total availability to $60.0 million in the future.

Borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. At July 3, 2011 we had total excess availability under the Credit Facility of $22.3 million along with an unrestricted cash balance of $14.1 million, which provides for total cash and borrowing capacity of $36.4 million. Approximately $9.8 million of the unrestricted cash balance relates to our Mexican subsidiaries. Standby letters of credit up to a maximum of $5.0 million may be issued under the Credit Facility, of which $1.0 million were issued at July 3, 2011.

We also had purchase commitments totaling approximately $5.5 million at July 3, 2011, primarily for inventory and manufacturing equipment.

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

Financial Condition

Operating Activities. Net cash provided by operating activities (continuing operations) was $1.5 million in the first six months of 2011 as compared to net cash used of $0.1 million for the first six months of 2010, primarily due to the increase in net income over the prior year period and partially offset by an increase in working capital. The Industrial Group’s net revenue increase of $37.8 million resulted in increases in accounts receivable and inventory of $15.7 million and $1.9 million, respectively. The Electronics Group’s net revenue decrease generated cash from accounts receivable of $3.3 million during the six months ended July 3, 2011. However, inventory within the Electronics Group increased primarily as a result of the timing of shipments and the building of inventory for potential sales during the second half of 2011 and used $7.5 million of cash. Accounts payable increased during the six months ended July 3, 2011 and provided $14.8 million primarily due to increased purchases by our Industrial Group and the timing of payments to our suppliers. Accrued liabilities increased in the same period and provided $0.7 million, primarily as a result of increased accrued taxes for our Mexico operations and an advanced payment from a customer within the Electronics Group.

Investing Activities. Net cash used in investing activities was $2.3 million for the first six months of 2011 as compared to $0.5 million for the first six months of 2010. Net cash used by investing activities for the first six months of 2011 included $2.9 million of capital expenditures partially offset by proceeds of $0.6 million from the sale of certain idle assets within the Industrial Group.

Financing Activities. Net cash used by financing activities was $1.6 million in the first half of 2011 due to the repayment of debt under the Company’s former Revolving Credit Agreement and Senior Notes partially offset by borrowings of $22.0 million under the new Credit Facility. The Company also paid $0.4 million of deferred loan costs during the period in conjunction with the new Credit Facility. The Company’s financing activities were cash neutral for the first half of 2010.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes in our critical accounting policies during the six month period ended July 3, 2011.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: declining revenues in our aerospace and defense business lines as we transition from legacy products and services into new market segments and technologies; potential liabilities associated with discontinued operations, including post-closing indemnifications or claims related to business or asset dispositions; adverse determinations by government contracting officers, especially regarding the potential retrofit of certain electronic products with respect to alleged “latent defects,” which are disputed by the Company; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions (in each case including FCPA, OSHA and Federal Acquisition Regulations, among others); breakdowns, relocations or major repairs of machinery and equipment; potential impairments, non-recoverability or write-offs of goodwill, assets or deferred costs, including deferred tax assets in the U.S. or Mexico; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; dependence on, recruitment or retention of key employees; pension valuation, health care or other benefit costs; labor relations; strikes; union negotiations; changes or delays in government or other customer budgets, funding or programs; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; the cost, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; our inability to successfully launch or sustain new or next generation programs or product features, especially in accordance with budgets or committed delivery schedules; disputes or litigation, involving customer, supplier, lessor, landlord, creditor, stockholder, product liability or environmental claims; the costs and supply of debt, equity capital, or insurance; fees, costs or other dilutive effects of refinancing, compliance with covenants; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; failure to adequately insure or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; potential weaknesses in internal controls over enterprise risk management; war, terrorism, computer hacking or other cyber attacks, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Information regarding risk factors appears in “MD&A - Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in “Risk Factors” in Part I - Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2010 and Part II, Item 1A of our Report on Form 10-Q for the fiscal quarter ended July 3, 2011. There have been no material changes from the risk factors previously disclosed in the filings indicated above.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2011, the restrictions expired on 2,872 shares of restricted common stock which had been granted to employees pursuant to the Company’s equity compensation programs. As a result of such vesting, 1,105 shares were withheld by the Company to satisfy withholding tax obligations. The common shares withheld were immediately cancelled. The following table summarizes our repurchases during the second quarter ended July 3, 2011 (which consisted entirely of shares withheld to satisfy withholding taxes):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2011	1,105	$3.92	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Revolving Credit and Security Agreement between PNC Bank, National Association, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc. and Sypris Technologies Mexican Holdings, LLC dated as of May 12, 2011.

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: August 9, 2011	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date: August 9, 2011	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)