Form 10-Q
period 2011-10-02
SYPRIS SOLUTIONS INC
filed 2011-11-08
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 2, 2011

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

As of November 1, 2011 the Registrant had 20,001,401 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$75,574	$59,435	$209,838	$169,693
Products	15,603	13,977	42,207	29,728

Total net revenue	91,177	73,412	252,045	199,421
Cost of sales:
Outsourced services	68,216	55,543	189,271	157,996
Products	12,698	10,644	36,252	23,840

Total cost of sales	80,914	66,187	225,523	181,836

Gross profit	10,263	7,225	26,522	17,585
Selling, general and administrative	7,232	6,877	20,905	19,949
Research and development	1,097	496	2,637	969
Amortization of intangible assets	24	29	80	85
Nonrecurring income	0	0	(3,000)	0
Restructuring expense, net	356	626	233	2,041

Operating income (loss)	1,554	(803)	5,667	(5,459)
Interest expense, net	153	612	1,608	1,796
Other income, net	(6,489)	(177)	(5,983)	(399)

Income (loss) from continuing operations, before taxes	7,890	(1,238)	10,042	(6,856)
Income tax expense	1,808	457	3,008	1,227

Income (loss) from continuing operations	6,082	(1,695)	7,034	(8,083)
Loss from discontinued operations, net of tax	0	(196)	(450)	(496)

Net income (loss)	$6,082	$(1,891)	$6,584	$(8,579)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.30	$(0.09)	$0.35	$(0.43)
Loss per share from discontinued operations	0.00	(0.01)	(0.02)	(0.03)

Net income (loss) per share	$0.30	$(0.10)	$0.33	$(0.46)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.30	$(0.09)	$0.35	$(0.43)
Loss per share from discontinued operations	0.00	(0.01)	(0.02)	(0.03)

Net income (loss) per share	$0.30	$(0.10)	$0.33	$(0.46)

Weighted average shares outstanding:
Basic	18,844	18,628	18,813	18,596
Diluted	19,024	18,628	18,999	18,596

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	October 2, 2011	December 31, 2010
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$15,527	$16,592
Accounts receivable, net	54,116	41,434
Inventory, net	36,046	30,264
Prepaid expenses and other current assets	4,052	5,717

Total current assets	109,741	94,007

Restricted cash	3,000	3,000
Investment in marketable securities	1,512	0
Property, plant and equipment, net	60,141	68,590
Goodwill	6,900	6,900
Other assets	6,234	7,195

Total assets	$187,528	$179,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,545	$39,488
Accrued liabilities	24,872	22,763
Current portion of long-term debt	0	2,000

Total current liabilities	82,417	64,251

Long-term debt	12,500	21,305
Other liabilities	28,263	34,338

Total liabilities	123,180	119,894
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no sharesissued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; noshares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 sharesauthorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,108,635 shares issued and 20,014,901 shares outstanding in 2011 and 19,964,348 shares issued and 19,663,229 shares outstanding in 2010	201	199
Additional paid-in capital	148,934	148,555
Retained deficit	(68,045)	(74,629)
Accumulated other comprehensive loss	(16,741)	(14,324)
Treasury stock, 93,734 and 301,119 shares in 2011 and 2010, respectively	(1)	(3)

Total stockholders’ equity	64,348	59,798

Total liabilities and stockholders’ equity	$187,528	$179,692

Note: The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Nine Months Ended
	October 2, 2011	October 3, 2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$6,584	$(8,579)
Loss from discontinued operations	(450)	(496)

Income (loss) from continuing operations	7,034	(8,083)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,791	11,083
Stock-based compensation expense	754	776
Deferred revenue recognized	(5,163)	(4,584)
Deferred loan costs recognized	153	287
Write-off of debt issuance costs	277	0
Gain on sale of assets	(4,189)	(600)
Provision for excess and obsolete inventory	564	727
Other noncash items	(2,186)	669
Contributions to pension plans	(753)	(790)
Change in operating assets and liabilities:
Accounts receivable	(12,632)	(8,819)
Inventory	(6,346)	(3,012)
Prepaid expenses and other assets	1,138	326
Accounts payable	17,793	10,134
Accrued and other liabilities	1,974	1,688

Net cash provided by (used in) operating activities	9,209	(198)
Cash flows from investing activities:
Capital expenditures, net	(3,827)	(1,003)
Proceeds from sale of assets	4,637	721
Changes in nonoperating assets and liabilities	44	7

Net cash provided by (used in) investing activities	854	(275)
Cash flows from financing activities:
Repayment of former Revolving Credit Agreement	(10,000)	0
Repayment of former Senior Notes	(13,305)	0
Net proceeds from Credit Facility	12,500	0
Payments for deferred loan costs	(387)	0
Proceeds from the issuance of common stock	64	0

Net cash used in financing activities	(11,128)	0

Net decrease in cash and cash equivalents	(1,065)	(473)
Cash and cash equivalents at beginning of period	16,592	15,608

Cash and cash equivalents at end of period	$15,527	$15,135

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its Industrial and Electronics Groups (Note 14).

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico and Denmark and service a wide variety of domestic and international customers. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended October 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2010 as presented in the Company’s Annual Report on Form 10-K.

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

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for the Company’s fiscal year ending December 30, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

(4)	Goodwill

Goodwill is tested for impairment annually as of December 31 or more frequently if events occur or circumstances change that would warrant such a review. The December 31, 2010 review of goodwill indicated that goodwill was not impaired. During the third fiscal quarter of 2011, based on a combination of factors, including declines in revenues within the Electronics Group, declines in the overall government defense market and a decline in the Company’s market value of equity, the Company concluded that there were sufficient indicators to require Sypris to perform an interim goodwill impairment analysis.

The Company assesses recoverability using a discounted cash flow analysis. The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. A growth rate is used to calculate the terminal value of the reporting unit and is added to the present value of the forecasted cash flows. The growth rate is the expected rate at which a reporting unit’s cash flow is projected to grow beyond the period covered by the long-range plan. The cash flow analysis requires significant judgment in our evaluation of the business and establishing an appropriate discount rate and terminal value to apply in the calculation. In selecting these and other assumptions for each business, we consider historical performance, forecasted operating results, expected changes in product mix, general market conditions and industry considerations specific to the business. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a future period of time, which makes those estimates and assumptions inherently subject to a high degree of potential uncertainty. The sum of the calculated fair values of each reporting unit is then reconciled and compared to our total market capitalization, allowing for a reasonable control premium. If the discounted cash flow analysis yields a fair value estimate less than the reporting unit’s carrying value, we proceed to step two of the impairment process. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of the assets and liabilities of the reporting unit.

As a result of the first step of the goodwill impairment analysis performed as of October 2, 2011, the fair value estimate for the Electronics Group, which is the only remaining reporting unit with goodwill, exceeded its carrying value by approximately 5%. Therefore the second step was not necessary. Key assumptions used to determine the fair value estimate of our Electronics Group during the fourth quarter were the expected after-tax cash flows for the period from 2012 to 2014, which include projected improvements in operating margins, a terminal growth rate of 3.0% and a weighted average cost of capital of 16.7%. The terminal rate is consistent with the prior year growth rate of 3.0%. Our analysis included a comparison of our market capitalization to the fair value of the entire enterprise. These and other estimates and assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances

We believe that the assumptions and estimates used to determine the fair value of our reporting unit were reasonable. However, different assumptions could materially affect the results. If the Electronics Group’s future cash flows are different than those projected by management, future impairment charges may be required. The Company will continue to monitor the performance of the Electronics Group, the performance of the overall aerospace and defense industry and the Company’s market capitalization.

(5)	Discontinued Operations

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, Inc. for $39,000,000, of which $3,000,000 was deposited in an escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. The Company estimates that its total liability arising from this claim will not exceed $946,000, of which $450,000 was recorded during the first nine months of 2011. The Company has paid $196,000 related to the claim as of October 2, 2011. The remaining amount has been reserved in accrued liabilities on the Company’s consolidated balance sheets. There can be no assurance that similar potential claims will not emerge in the future or that relevant facts and circumstances will not change, necessitating future changes to the estimated liability. This charge is included in loss from discontinued operations, net of tax in the consolidated statement of operations.

(6)	Nonrecurring Income

During the nine months ended October 2, 2011, the Company recognized a gain of $3,000,000 in connection with a settlement regarding prior year volumes with one of its customers.

(7) Other income, net

During the three and nine months ended October 2, 2011, the Company recognized gains of $3,561,000 and $3,620,000, respectively primarily related to the disposition of idle assets. Additionally, the Company recognized foreign currency translation gains of $2,811,000 and $2,128,000 for the three and nine months ended October 2, 2011, respectively, related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiary for which the Mexican peso is the functional currency. These gains are included in other income, net on the consolidated statements of operations.

(8) Restructuring, Impairments and Other Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton, Ohio facility, significant reductions in the workforce in its Marion, Ohio facility and the integration of its Electronics Group subsidiaries. The purpose of the restructuring program is to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis. As a result of the restructuring program, the Company recorded a charge of $356,000 and $233,000 for the three and nine months ended October 2, 2011, respectively, which are included in restructuring expense, net on the consolidated statement of operations. Of the $356,000 charge recorded in the third quarter of 2011, $342,000 was for equipment relocation costs and $206,000 represented other costs, primarily related to mothball costs associated with closed or partially closed facilities. Partially offsetting this was a $192,000 gain on the sale of assets that had previously been impaired. The charge of $233,000 for the nine months ended October 2, 2011 consisted of equipment relocation costs and mothball costs partially offset by a $685,000 gain on the sale of assets that had previously been impaired.

A summary of the pre-tax restructuring charges is as follows (in thousands):

		Costs Incurred
	Total Program	Nine Months Ended October 2, 2011	Total Recognized to date	Remaining Costs to be Recognized
Severance and benefit-related costs	$4,046	$—	$4,046	$—
Asset impairments	12,836	(685)	12,836	—
Deferred contract costs write-offs	17,798	—	17,798	—
Inventory related charges	7,895	—	7,895	—
Equipment relocation costs	2,741	527	2,618	123
Asset retirement obligations	1,501	—	1,501	—
Contract termination costs	3,209	—	3,209	—
Other	5,459	391	5,408	51

	$55,485	$233	$55,311	$174

A summary of restructuring activity and related reserves at October 2, 2011 is as follows (in thousands):

	Accrued Balance at December 31, 2010	2011 Charge	Gross Cash Payments	Accrued Balance at October 2, 2011
Severance and benefit-related costs	$267	$—	$(84)	$183
Asset impairments	—	(685)	685	—
Equipment relocation costs	—	527	(527)	—
Asset retirement obligations	1,173	—	(447)	726
Contract termination costs	459	—	(357)	102
Other	—	391	(391)	—

	$1,899	$233	$(1,121)	$1,011

A summary of total expenses recognized to date by reportable segment is as follows (in thousands):

	Industrial Group	Electronics Group	Total
Severance and benefit-related costs	$2,562	$1,484	$4,046
Asset impairments	12,836	—	12,836
Deferred contract costs write-offs	—	17,798	17,798
Inventory related charges	—	7,895	7,895
Equipment relocation costs	2,596	22	2,618
Asset retirement obligations	1,501	—	1,501
Contract termination costs	1,868	1,341	3,209
Other	1,777	3,631	5,408

	$23,140	$32,171	$55,311

The total pre-tax costs of $55,485,000 expected to be incurred includes $23,314,000 within the Industrial Group and $32,171,000 within the Electronics Group. The Company expects to incur additional pre-tax costs of $174,000, all within the Industrial Group.

(9) Dana Claim

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

The Claim provided to Sypris was agreed to by Sypris and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, Sypris recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement. For the nine months ended October 2, 2011 and October 3, 2010, the Company recognized into revenue $5,163,000 and $4,584,000, respectively, related to the Claim.

On August 31, 2011, the Company received 143,966 shares of Dana common stock, representing the final distribution to be received in conjunction with the settlement. At October 2, 2011, the cost basis and fair value of the Company’s holdings of Dana common stock amounted to $64,000 and $1,512,000, respectively. In accordance with ASC 320-10-25, the $1,448,000 increase in value was recorded as an unrealized holding gain in other comprehensive loss for the three and nine months ended October 2, 2011.

(10) Earnings (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 1,097,000 and 654,000 potential common shares excluded from diluted earnings per share for the three and nine months ended October 2, 2011, respectively, because the effect of inclusion would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(Unaudited)		(Unaudited)
Earnings attributable to stockholders:
Income (loss) from continuing operations attributable to stockholders	$6,082	$(1,695)	$7,034	$(8,083)
Discontinued operations, net of tax	0	(196)	(450)	(496)

Net income (loss)	6,082	(1,891)	6,584	(8,579)
Less distributed and undistributed earnings allocable to restricted award holders	(336)	0	(325)	0

Net income (loss) allocable to common stockholders	$5,746	$(1,891)	$6,259	$(8,579)

Basic earnings (loss) per common share attributable to stockholders:
Continuing operations	$0.30	$(0.09)	$0.35	$(0.43)
Discontinued operations	0.00	(0.01)	(0.02)	(0.03)

Net income (loss)	$0.30	$(0.10)	$0.33	$(0.46)

Diluted earnings (loss) per common share attributable to stockholders:
Continuing operations	$0.30	$(0.09)	$0.35	$(0.43)
Discontinued operations	0.00	(0.01)	(0.02)	(0.03)

Net income (loss)	$0.30	$(0.10)	$0.33	$(0.46)

Weighted average shares outstanding-basic	18,844	18,628	18,813	18,596
Weighted average additional shares assuming conversion of potential common shares	180	0	186	0

Weighted average shares outstanding-diluted	19,024	18,628	18,999	18,596

(11) Investment in Marketable Securities

The Company’s investment in marketable securities consists exclusively of shares in Dana common stock. The Company’s investment in Dana common stock is classified as an available-for-sale security in accordance with ASC 320-10-25 and measured at fair value as determined by a quoted market price (a level 1 valuation under ASC 820-10). The related unrealized holding gains are excluded from operations and recorded in accumulated other comprehensive loss on the consolidated balance sheets. At October 2, 2011, the Company owned 143,966 common shares of Dana with a market value of $10.50 per share. At October 2, 2011, the gross unrealized gain was approximately $1,448,000. There were no unrealized gains or losses at December 31, 2010. Realized gains and losses and declines in value judged to be other-than-temporary will be included in other income or expense, if and when recorded. In accordance with ASC 820-10, the fair value of the shares was valued based on quoted market prices in active markets for identical shares at October 2, 2011.

The following table summarizes marketable securities as of October 2, 2011 (in thousands):

	Basis	Gross Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Fair Value At Quoted Prices in Active Markets (Level 1)
Marketable securities	$64	$1,448	$—	$1,512

(12) Inventory

Inventory consisted of the following (in thousands):

	October 2, 2011	December 31, 2010
	(Unaudited)
Raw materials	$6,345	$4,758
Work in process	8,060	6,171
Finished goods	3,745	3,729
Costs relating to long-term contracts and programs	19,014	16,431
Reserve for excess and obsolete inventory	(1,118)	(825)

	$36,046	$30,264

(13) Debt

Debt consisted of the following (in thousands):

	October 2, 2011	December 31, 2010
	(Unaudited)
Credit Facility	$12,500	$0
Former Revolving Credit Agreement	0	10,000
Former Senior Notes	0	13,305

	12,500	23,305
Less current portion	0	2,000

	$12,500	$21,305

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

Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

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

(14) Segment Data

The Company is organized into two business groups, the Industrial Group and the Electronics Group. The segments are each managed separately because of the distinctions between products, services, markets, customers, technologies and workforce skills of the segments. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. The Electronics Group provides manufacturing and technical services as an outsourced service provider and manufactures assurance products, including link encryptors, data recording products and electronic key fill devices. There was no intersegment net revenue recognized in any of the periods presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$72,647	$52,738	$201,082	$143,415
Electronics Group	18,530	20,674	50,963	56,006

	$91,177	$73,412	$252,045	$199,421

Gross profit:
Industrial Group	$6,931	$2,334	$19,143	$7,073
Electronics Group	3,332	4,891	7,379	10,512

	$10,263	$7,225	$26,522	$17,585

Operating income (loss):
Industrial Group	$4,167	$(54)	$14,816	$(415)
Electronics Group	(342)	1,319	(2,655)	1,010
General, corporate and other	(2,271)	(2,068)	(6,494)	(6,054)

	$1,554	$(803)	$5,667	$(5,459)

(15) Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of October 2, 2011 and December 31, 2010 was $951,000 and $866,000, respectively. The Company’s warranty expense for the nine months ended October 2, 2011 and October 3, 2010 was $226,000 and $388,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of October 2, 2011 and December 31, 2010, the Company had deferred $2,421,000 and $2,076,000, respectively, related to extended warranties.

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

As of October 2, 2011, the Company had outstanding purchase commitments of approximately $11,179,000, primarily for the acquisition of inventory and manufacturing equipment. As of October 2, 2011, the Company also had outstanding letters of credit of $990,000 primarily under the aforementioned captive insurance program.

(16) Income Taxes

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

(17) Employee Benefit Plans

Pension (benefit) expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(Unaudited)		(Unaudited)
Service cost	$9	$2	$27	$33
Interest cost on projected benefit obligation	517	516	1,551	1,653
Net amortizations, deferrals and other costs	146	111	439	399
Expected return on plan assets	(638)	(654)	(1,915)	(1,946)

	$34	$(25)	$102	$139

(18) Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains on available-for-sale investments, employee benefit-related adjustments and foreign currency translation adjustments.

The components of comprehensive income (loss), net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(Unaudited)		(Unaudited)
Net income (loss)	$6,082	$(1,891)	$6,584	$(8,579)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	1,448	0	1,448	0
Foreign currency translation adjustments	(6,171)	1,414	(3,865)	1,518

Total comprehensive income (loss)	$1,359	$(477)	$4,167	$(7,061)

Accumulated other comprehensive loss consisted of the following (in thousands):

	October 2, 2011	December 31, 2010
	(Unaudited)
Foreign currency translation adjustments	$(5,809)	$(1,944)
Unrealized gain on available-for-sale securities, net of tax	1,448	0
Employee benefit-related adjustments, net of tax of $2,512 – U.S	(11,889)	(11,889)
Employee benefit-related adjustments – Mexico	(491)	(491)

Accumulated other comprehensive loss	$(16,741)	$(14,324)

(19) Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at October 2, 2011 under the Credit Facility approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

During the past three years, we have significantly improved our financial condition by reducing fixed costs, accelerating integration efficiencies, exiting certain unprofitable product lines, reducing debt and entering into a new, more favorable debt facility.

While the commercial vehicle and trailer markets continue to rebound from historic lows within our Industrial Group, we continue to face challenges within our Electronics Group, such as the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally, as well as federal government spending in the U.S.

The U.S. Government's continued focus on addressing federal budget deficits and the growing national debt suggests a changing environment for the Electronics Group. Although defense spending is expected to remain a national priority within the federal budget, a fiscally constrained environment could prompt the government to seek additional deficit reduction by moderating discretionary spending, of which defense constitutes the majority share.

The Administration and Congress are engaged in vigorous discussion over alternative approaches to reduce the federal deficit and curtail spending. Some revision to current national security spending could emerge in forthcoming budget plans and appropriations as these negotiations continue. There can be no assurance at this time regarding when and how this matter will be resolved or its effects on the overall U.S. economy or federal budgets. In this context, the Department of Defense is currently conducting a strategic review intended to guide its budgeting decisions. Our Company awaits the results of this review, as well as the outcomes of the broader federal budget discussion, as these decisions are expected to shape planning directions across the industry.

Results of Operations

We operate in two business segments, the Industrial Group and the Electronics Group. The tables presented below, which compare our segment and consolidated results for the three and nine month periods of operations of 2011 to 2010, present the results for each period, the change in those results from 2011 to 2010 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended October 2, 2011 Compared to Three Months Ended October 3, 2010

	Three Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	October 2, 2011	October 3, 2010	Favorable (Unfavorable)	Favorable (Unfavorable)	October 2, 2011	October 3, 2010
		(in thousands, except percentage data)
Net revenue:
Industrial Group	$72,647	$52,738	$19,909	37.8%	79.7%	71.8%
Electronics Group	18,530	20,674	(2,144)	(10.4)	20.3	28.2

Total	91,177	73,412	17,765	24.2	100.0	100.0
Cost of sales:
Industrial Group	65,716	50,404	(15,312)	(30.4)	90.5	95.6
Electronics Group	15,198	15,783	585	3.7	82.0	76.3

Total	80,914	66,187	(14,727)	(22.3)	88.7	90.2
Gross profit:
Industrial Group	6,931	2,334	4,597	197.0	9.5	4.4
Electronics Group	3,332	4,891	(1,559)	(31.9)	18.0	23.7

Total	10,263	7,225	3,038	42.0	11.3	9.8
Selling, general and administrative	7,232	6,877	(355)	(5.2)	7.9	9.4
Research and development	1,097	496	(601)	(121.2)	1.2	0.7
Amortization of intangible assets	24	29	5	17.2	—	—
Restructuring expense, net	356	626	270	43.1	0.4	0.9

Operating income (loss)	1,554	(803)	2,357	NM	1.8	(1.1)
Interest expense, net	153	612	459	75.0	0.2	0.8
Other income, net	(6,489)	(177)	6,312	NM	(7.1)	(0.2)

Income (loss) from continuing operations, before taxes	7,890	(1,238)	9,128	NM	8.7	(1.7)
Income tax expense	1,808	457	(1,351)	NM	2.0	0.6

Income (loss) from continuing operations	6,082	(1,695)	7,777	NM	6.7	(2.3)
Loss from discontinued operations, net of tax	—	(196)	196	NM	—	(0.3)

Net income (loss)	$6,082	$(1,891)	$7,973	NM	6.7%	(2.6)%

Nine Months Ended October 2, 2011 Compared to Nine Months Ended October 3, 2010

	Nine Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Nine Months Ended
	October 2, 2011	October 3, 2010	Favorable (Unfavorable)	Favorable (Unfavorable)	October 2, 2011	October 3, 2010
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$201,082	$143,415	$57,667	40.2%	79.8%	71.9%
Electronics Group	50,963	56,006	(5,043)	(9.0)	20.2	28.1

Total	252,045	199,421	52,624	26.4	100.0	100.0
Cost of sales:
Industrial Group	181,939	136,342	(45,597)	(33.4)	90.5	95.1
Electronics Group	43,584	45,494	1,910	4.2	85.5	81.2

Total	225,523	181,836	(43,687)	(24.0)	89.5	91.2
Gross profit:
Industrial Group	19,143	7,073	12,070	170.6	9.5	4.9
Electronics Group	7,379	10,512	(3,133)	(29.8)	14.5	18.8

Total	26,522	17,585	8,937	50.8	10.5	8.8
Selling, general and administrative	20,905	19,949	(956)	(4.8)	8.3	10.0
Research and development	2,637	969	(1,668)	(172.1)	1.1	0.5
Amortization of intangible assets	80	85	5	5.9	—	—
Nonrecurring income	(3,000)	—	3,000	NM	(1.2)	—
Restructuring expense, net	233	2,041	1,808	88.6	0.1	1.0

Operating income (loss)	5,667	(5,459)	11,126	NM	2.2	(2.7)
Interest expense, net	1,608	1,796	188	10.5	0.6	0.9
Other income, net	(5,983)	(399)	5,584	NM	(2.4)	(0.2)

Income (loss) from continuing operations, before taxes	10,042	(6,856)	16,898	NM	4.0	(3.4)
Income tax expense	3,008	1,227	(1,781)	(145.2)	1.2	0.6

Income (loss) from continuing operations	7,034	(8,083)	15,117	NM	2.8	(4.1)
Loss from discontinued operations, net of tax	(450)	(496)	46	9.3	(0.2)	(0.2)

Net income (loss)	$6,584	$(8,579)	$15,163	NM	2.6%	(4.3)%

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group for the three and nine month periods ended October 2, 2011 increased $19.9 million and $57.7 million from the prior year comparable periods, respectively. Increased sales volumes for medium and heavy duty commercial trucks and trailer axles contributed to increased revenue of approximately $16.0 million and $47.5 million for the three and nine month periods, respectively. Manufacturing services for a new commercial vehicle customer contributed to increased revenue of approximately $1.2 million and $4.3 million for the three and nine month periods, respectively. Increased sales volumes for the off-highway business contributed to increased revenue of $1.3 million and $1.8 million for the three and nine month periods, respectively. Specialty products contributed to increased revenue of approximately $0.7 million and $0.8 million for the three and nine month periods, respectively. Increased steel prices, which are contractually passed through to customers under certain contracts, and pricing adjustments also contributed to increased revenue of approximately $0.8 million and $3.3 million for the three and nine month periods, respectively.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group for the three and nine month periods ended October 2, 2011 decreased $2.1 million and $5.0 million from the prior year comparable periods, respectively. The decreases from the prior year are due in part to the completion of certain Electronic Manufacturing and Engineering Services programs and changes in the product mix within our space business. Additionally, the Electronics Group continues to be affected by the delayed approval by Congress of the fiscal 2011 Defense Appropriations Bill. However, we continued to see improvement in order flow during the quarter as funds began to be allocated through various departments and agencies for new program use. Partially offsetting these decreases were increased sales of secured communication and data recording products over each period.

Gross Profit. The Industrial Group’s gross profit increased to $6.9 million and $19.1 million in the three and nine month periods ended October 2, 2011, respectively, from $2.3 million and $7.1 million in the prior year comparable periods. An increase in sales volume resulted in an increase of gross profit of approximately $3.5 million and $9.9 million for the three and nine month periods, respectively. Price increases resulted in an increase in gross profit of $0.5 million and $1.5 million for the three and nine month periods ended October 2, 2011, respectively. The Industrial Group also realized an increase in gross profit of $0.9 million and $1.9 million for the three and nine month periods ended October 2, 2011, respectively, as a result of productivity improvements. These increases were partially offset by additional spending of $0.3 million and $0.7 million for the three and nine month periods ended October 2, 2011, respectively, to prepare for the continued market upturn in the Industrial Group. Additionally, the company experienced a cost increase of $0.2 million and $0.6 million for the three and nine month periods ended October 2, 2011, respectively, due to the strengthening of the Mexican Peso average during the period.

The Electronics Group’s gross profit decreased $1.6 million and $3.1 million in the three and nine month periods ended October 2, 2011, respectively. The decrease in gross profit is primarily a result of the decline in revenue, particularly in the higher margin Electronic Manufacturing Services (EMS) business and additional engineering charges allocated to improvements in our product portfolio. The Electronics Group’s gross profit as a percentage of revenue in the third quarter decreased to 18.0% and 14.5% for the three and nine month periods ended October 2, 2011, respectively, from 23.7% and 18.8% for the comparable 2010 periods.

Selling, General and Administrative. Selling, general and administrative expense increased $0.4 million and $1.0 million for the three and nine month periods ended October 2, 2011, respectively. However, selling, general and administrative expense decreased as a percentage of revenue to 7.9% and 8.3% for the three and nine month periods ended October 2, 2011, respectively, as compared to 9.4% and 10.0% for the comparable 2010 periods. The Company has continued to limit increases in controllable general and administrative expenses as revenues have increased in its Industrial Group.

Research and Development. Research and development costs increased $0.6 million and $1.7 million for the three and nine month periods ended October 2, 2011, respectively, in support of the Electronics Group’s self-funded product and technology development activities. Additionally, during the first nine months of 2010, engineering efforts were redirected to assist with technical issues with existing products, which have since been resolved.

Nonrecurring Income. During the nine months ended October 2, 2011, the Company recognized a gain of $3.0 million in connection with a settlement regarding prior year volumes with one of its customers.

Restructuring Expense. As a result of the Company’s restructuring program, we recorded expense of $0.4 million and $0.2 million related to these initiatives during the three and nine months ended October 2, 2011, respectively. During the three and nine month periods ended October 3, 2010, we recorded expense of $0.6 million and $2.0 million, respectively. The charge for the nine months ended October 2, 2011 consisted of $0.5 million in equipment relocation costs and $0.4 million in other various mothball charges partially offset by a $0.7 million gain on the sale of assets that had previously been impaired.

Interest Expense. Interest expense for the three and nine month periods ended October 2, 2011 decreased due to a decrease in the weighted average debt outstanding and a decrease in the weighted average interest rate, partially offset by the write-off of $0.3 million in unamortized loan costs and additional fees paid in conjunction with the repayment of our former Revolving Credit Agreement and Senior Notes. Our weighted average debt outstanding decreased to $20.7 million and $20.2 million for the three and nine month periods of 2011, respectively, from $22.3 million and $20.1 million during the three and nine month periods of 2010, respectively. The weighted average interest rate was 2.5% and 6.5% for the three and nine month periods of 2011, respectively, compared to

8.7% and 9.2% for the three and nine month periods of 2010, respectively. The reduction in the weighted average interest rates is primarily due to the Company entering into a new credit facility with more favorable interest rate terms on May 12, 2011.

Other Income, Net. Other income net, increased to $6.5 million and $6.0 million for the three and nine month periods ended October 2, 2011, respectively, from $0.2 million and $0.4 million for the three and nine month periods ended October 3, 2010, respectively. Other income for the periods includes gains of $3.6 million for the three and nine month periods ended October 2, 2011, respectively, primarily from the sale of idle assets within the Industrial Group. The Company also recognized foreign currency translation gains of $2.8 million and $2.1 million for the three and nine month periods ended October 2, 2011, respectively, related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiary for which the Mexican peso is the functional currency.

Income Taxes. The provision for income taxes in the three and nine month periods of 2011 and 2010 is associated primarily with our Mexican subsidiaries.

Discontinued Operations. On October 26, 2009, the Company sold all of the outstanding stock of its wholly-owned subsidiary, Sypris Test & Measurement, for approximately $39.0 million. In accordance with requirements of ASC 205-20-45, the results of the Test & Measurement segment have been reported as discontinued operations for all periods presented. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. As of October 2, 2011, the Company estimates that its total liability arising from this claim will not exceed $0.9 million, of which $0.5 million was charged to loss from discontinued operations, net of tax for the nine months ended October 2, 2011.

Liquidity and Capital Resources

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

Borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. At October 2, 2011 we had total excess availability under the Credit Facility of $27.2 million along with an unrestricted cash balance of $15.5 million, which provides for total cash and borrowing capacity of $42.7 million. Approximately $11.7 million of the unrestricted cash balance relates to our Mexican subsidiaries. Standby letters of credit up to a maximum of $5.0 million may be issued under the Credit Facility, of which $1.0 million were issued at October 2, 2011.

We also had purchase commitments totaling approximately $11.2 million at October 2, 2011, primarily for inventory and manufacturing equipment.

We believe that sufficient resources will be available to satisfy our cash requirements for at least the next twelve months. Our ability to satisfy cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our rate of growth. If our largest customers experience financial difficulty, or if working capital and capital expenditure requirements exceed expected levels during the twelve months or in subsequent periods, we may require additional external sources of capital. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financings or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be adversely affected.

Financial Condition

Operating Activities. Net cash provided by operating activities was $9.2 million in the first nine months of 2011 as compared to net cash used of $0.2 million for the first nine months of 2010, primarily due to the increase in operating income over the prior year period. The Industrial Group’s net revenue increase of $57.7 million resulted in increases in accounts receivable and inventory of $20.2 million and $3.5 million, respectively. The Electronics Group’s net revenue decrease generated cash from accounts receivable of $7.6 million during the nine months ended October 2, 2011. However, inventory within the Electronics Group increased primarily as a result of the timing of shipments and the building of inventory for potential sales during the fourth quarter of 2011 and 2012 and used $2.8 million of cash. Accounts payable increased during the nine months ended October 2, 2011 and provided $17.8 million primarily due to increased purchases by our Industrial Group and the timing of payments to our suppliers. Accrued liabilities increased in the same period and provided $2.0 million, primarily as a result of increased accrued taxes for our Mexico operations.

Investing Activities. Net cash provided by investing activities was $0.9 million for the first nine months of 2011 as compared to net cash used of $0.3 million for the first nine months of 2010. Net cash provided by investing activities for the first nine months of 2011 included proceeds of $4.6 million from the sale of certain idle assets within the Industrial Group partially offset by $3.8 million of capital expenditures

Financing Activities. Net cash used in financing activities was $11.1 million in the first nine months of 2011 due to the repayment of debt under the Company’s former Revolving Credit Agreement and Senior Notes partially offset by borrowings of $12.5 million under the new Credit Facility. The Company also paid $0.4 million of deferred loan costs during the period in conjunction with the new Credit Facility. The Company’s financing activities were cash neutral for the first nine months of 2010.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes in our critical accounting policies during the nine month period ended October 2, 2011, other than as described below.

Goodwill. Goodwill is tested for impairment annually as of December 31 or more frequently if events occur or circumstances change that would warrant such a review. The December 31, 2010 review of goodwill indicated that goodwill was not impaired. During the third fiscal quarter of 2011, based on a combination of factors, including declines in revenues within the Electronics Group, declines in the overall government defense market and a decline in the Company’s market value of equity, the Company concluded that there were sufficient indicators to require Sypris to perform an interim goodwill impairment analysis.

The Company assesses recoverability using a discounted cash flow analysis. The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. A growth rate is used to calculate the terminal value of the reporting unit and is added to the present value of the forecasted cash flows. The growth rate is the expected rate at which a reporting unit’s cash flow is projected to grow beyond the period covered by the long-range plan. The cash flow analysis requires significant judgment in our evaluation of the business and establishing an appropriate discount rate and terminal value to apply in the calculation. In selecting these and other assumptions for each business, we consider historical performance, forecasted operating results, expected changes in product mix, general market conditions and industry considerations specific to the business. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a future period of time, which makes those estimates and assumptions inherently subject to a high degree of potential uncertainty. The sum of the calculated fair values of each reporting unit is then reconciled and compared to our total market capitalization, allowing for a reasonable control premium. If the discounted cash flow analysis yields a fair value estimate less than the reporting unit’s carrying value, we proceed to step two of the impairment process. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of the assets and liabilities of the reporting unit.

As a result of the first step of the goodwill impairment analysis performed as of October 2, 2011, the fair value estimate for the Electronics Group, which is the only remaining reporting unit with goodwill, exceeded its carrying value by approximately 5%. Therefore the second step was not necessary. Key assumptions used to determine the fair value estimate of our Electronics Group during the fourth quarter were the expected after-tax cash flows for the period from 2012 to 2014, which include projected improvements in operating margins, a terminal growth rate of 3.0% and a weighted average cost of capital of 16.7%. The terminal rate is consistent with the prior year growth rate of 3.0%. Our analysis included a comparison of our market capitalization to the fair value of the entire enterprise. These and other estimates and assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances

We believe that the assumptions and estimates used to determine the fair value of our reporting unit were reasonable. However, different assumptions could materially affect the results. If the Electronics Group’s future cash flows are different than those projected by management, future impairment charges may be required. The Company will continue to monitor the performance of the Electronics Group, the performance of the overall aerospace and defense industry and the Company’s market capitalization.

Precontract Costs. Costs incurred on projects as pre-contract costs are deferred as assets when the Company has been requested by the customer to begin work under a new arrangement prior to contract execution. The Company records pre-contract costs when formal contracts have not yet been executed, and it is probable that the Company will recover the costs through the issuance of a contract. If we determine it is probable that we will be awarded the specific anticipated contract, we capitalize the precontract costs we incur, excluding start-up costs which are expensed as incurred. Capitalized precontract costs of $0.5 million at October 2, 2011 are included in Other assets, in the accompanying Consolidated Statements of Financial Position. There were no capitalized precontract costs as of December 31, 2010.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: potential impairments, non-recoverability or write-offs of goodwill, assets or deferred costs, including capitalized pre-contract costs related to the development of a replacement for certain aerospace and defense; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; declining revenues in our aerospace and defense business lines as we transition from legacy products and services into new market segments and technologies; U.S. government spending on products and services that our Electronics Group provides, including the timing of budgetary decisions; potential liabilities associated with discontinued operations, including post-closing indemnifications or claims related to business or asset dispositions; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions (in each case including FCPA, OSHA and Federal Acquisition Regulations, among others); adverse determinations by government contracting officers, especially regarding the potential retrofit of certain electronic products with respect to alleged “latent defects,” which are disputed by the Company; dependence on, recruitment or retention of key employees; pension valuation, health care or other benefit costs; labor relations; strikes; union negotiations; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; breakdowns, relocations or major repairs of machinery and equipment; changes or delays in government or other customer budgets, funding or programs; potential weaknesses in internal controls over [financial reporting and] enterprise risk management; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; the cost, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; our inability to successfully launch or sustain new or next generation programs or product features, especially in accordance with budgets or committed delivery schedules; disputes or litigation, involving customer, supplier, lessor, landlord, creditor, stockholder, product liability or environmental claims; the costs and supply of debt, equity capital, or insurance; fees, costs or other dilutive effects of refinancing, compliance with covenants; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; failure to adequately insure or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; war, terrorism, computer hacking or other cyber attacks, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “MD&A—Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in “Risk Factors” in Part I—Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2010 and Part II, Item 1A of our Report on Form 10-Q for the fiscal quarter ended April 3, 2011.

As of October 1, 2011, the Company had $6.9 million of goodwill on its consolidated balance sheet, all of which related to the Electronics Group business segment. During the third fiscal quarter of 2011, based on a combination of factors, including declines in revenues within the Electronics Group, declines in the overall government defense market and a decline in the Company’s market capitalization, the Company concluded that there were sufficient indicators to require Sypris to perform an interim goodwill impairment analysis While this impairment analysis performed in the third fiscal quarter of 2011 did not result in any impairment charge, future events or circumstances, including a continuation of the factors noted above, could result in goodwill becoming impaired in future periods. Further, the Company's management must use judgment in making estimates of future operating results as part of this analysis. Future operating results could materially differ from the estimates and could either by itself or coupled with other factors described above require a provision for impairment in a future period which would result in a charge to income from operations in the year of the impairment with a resulting decrease in the Company's assets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 15, 2011, the restrictions expired on 10,000 shares of restricted common stock which had been granted to employees pursuant to the Company’s equity compensation programs. As a result of such vesting, 3,465 shares were withheld by the Company to satisfy withholding tax obligations. The common shares withheld were immediately cancelled. The following table summarizes our repurchases during the third quarter ended October 2, 2011 (which consisted entirely of shares withheld to satisfy withholding taxes):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 15, 2011	3,465	$3.11	—	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31(i).1	CEO certification pursuant to Section 302 of Sarbanes – Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes – Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC. (Registrant)

Date: November 8, 2011	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date: November 8, 2011	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)