Form 10-K
period 2011-12-31
SYPRIS SOLUTIONS INC
filed 2012-03-13
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 3, 2011) was $41,099,513.

There were 19,878,407 shares of the registrant’s common stock outstanding as of March 5, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held May 8, 2012 are incorporated by reference into Part III to the extent described therein.

In this Annual Report on Form 10-K, “Sypris,” “SYPR,” “the Company,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

Industrial Manufacturing Group (the Industrial Group). Through our Industrial Group, we are a significant supplier of forged and machined components, serving the commercial vehicle, off highway vehicle, light truck and energy markets in North America. We produce drive train components including axle shafts, gear sets, differential cases, steer axle forgings, and other components under multi-year, sole-source contracts with Meritor, Inc. (Meritor) and Dana Holding Corporation (DHC), the two primary providers of drive train assemblies for use by the leading truck manufacturers, including Ford Motor Company (Ford), Freightliner LLC (Freightliner), Mack Trucks, Inc. (Mack), Navistar International Corporation (Navistar), PACCAR, Inc. (PACCAR) and Volvo Truck Corporation (Volvo). We also supply Meritor with trailer axle beams for use by the leading trailer manufacturers, including Great Dane Limited Partnership (Great Dane), Hyundai Motor Company (Hyundai), Stoughton Trailers, LLC (Stoughton), Utility Trailer Manufacturing Company (Utility) and Wabash National Corporation (Wabash). We continue to support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies. Over the past several years, we have implemented a restructuring plan that has allowed us to adjust our overhead and infrastructure to be in line with current and projected levels of customer demand and market requirements. The plan has been successful, resulting in significant and permanent cost reductions that have lowered our operating breakeven level. The plan also included a diversification strategy which has resulted in the recent addition of long-term agreements with Eaton Corporation and American Axle, under which we supply forgings. We expect to benefit from these actions in the future as global economic conditions and the strength of the commercial vehicle industry continue to improve.

Aerospace & Defense Electronics Group (the Industrial Group). Our Electronics Group is organized around two primary business lines: Information Security Solutions (ISS) and Electronic Manufacturing Services (EMS).

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

•

Electronic Manufacturing Services (EMS). Our EMS business is focused on circuit card and full box build manufacturing, dedicated space and high reliability manufacturing, integrated design and engineering services, systems assembly and integration, design for manufacturability, and design to specification work. A sampling of our customers includes Lockheed Martin Corporation (Lockheed), Northrop Grumman Corporation (Northrop Grumman) and Raytheon Company (Raytheon).

Our industry’s business environment continues to be shaped by policy and budget decisions and the economic conditions of the U.S. Government. Recent actions of Congress and the Administration indicate an ongoing emphasis on federal budget deficit reduction. Near-term budget decisions by the Administration and Congress may considerably reduce discretionary spending, of which defense constitutes the majority share. However, defense spending is still expected to remain a national priority within future federal budgets. Our aerospace and defense electronics business accounted for approximately 19% of net revenue in 2011.

Our Markets

Industrial Group. The industrial manufacturing markets include truck components and assemblies, trailer components and specialty closures. The truck components and assemblies market which consists of the original equipment manufacturers, or OEMs, including Chrysler Group LLC, Ford, Freightliner, General Motors Company, Mack, Navistar, PACCAR and Volvo, and an extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. The trailer market consists of OEMs including Great Dane, Wabash, Utility, Hyundai, Vanguard and Stoughton. Tier I companies represent the primary suppliers to the OEMs and include Meritor, DHC, Delphi Automotive LLP, Eaton Corporation and Visteon Corporation (Visteon), among others. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components and assemblies and the trailer markets, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels. The specialty closures market consists primarily of oil and gas pipelines, which are also facing significant pressures to improve quality, reduce costs and defer capital expenditures.

Although general economic and industry specific conditions have begun to stabilize, there continues to be concern about the sustainability of a continued economic recovery as a result of mixed trends surrounding unemployment levels, the housing sector and fuel prices. While improvements in the overall market contributed to consumer confidence levels improving near the end of 2011, these factors continue to pose some risk and uncertainty to near term vehicle production levels. Production levels in North America for light, medium and heavy duty truck production have steadily increased over the past three years from the depressed economic environment of 2008 and early 2009. We continue to expect modest growth in production levels within our Industrial Manufacturing Group through 2012 and 2013.

Electronics Group. The U.S. Government continues to focus on developing and implementing spending, tax and other initiatives to reduce the deficit, create jobs and stimulate the economy. This process and the spending reductions to defense programs have the potential to significantly impact our portfolio of business, which is dependent upon discretionary appropriations for defense programs. Although we believe that our products and programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense and intelligence priorities, the affordability of our products and services, general economic conditions and other factors may affect the level of funding for existing or proposed programs. Uncertainty over budget plans and national security spending may prove challenging for our customer community, as well as the defense industry.

Market conditions for our ISS business are expected to be favorable over the long term, given the growing cyber security and intelligence markets. However, our EMS business, dedicated to the aerospace and defense market, faces various market conditions. The nature of providing outsourced manufacturing services to the aerospace and defense electronics industry differs substantially from the traditional commercial outsourced manufacturing services industry. The cost of failure can be extremely high, the manufacturing requirements are typically complex and products are produced in relatively small quantities. Companies that provide these manufacturing services are required to maintain and adhere to a number of strict and comprehensive certifications, security clearances and traceability standards.

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

Dedicate our Resources to Support Strategic Partnerships. We will continue to dedicate our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management and have the potential for long-term growth. We prefer contracts that are sole-source by part number so we can work closely with the customer to the mutual benefit of both parties. DHC and Meritor have awarded us with sole-source supply agreements for certain parts that run through 2014 and 2015, respectively. Historically, we entered into multi-year manufacturing services agreements with Lockheed Martin, Northrop Grumman and Raytheon. Our success in establishing outsourcing partnerships with key customers has historically led to additional contracts, and we believe that if we continue to successfully perform on current contracts, we should have additional growth opportunities with these and other customers.

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

Our Services and Products

We are a diversified provider of outsourced services and specialty products. Our services consist of manufacturing, technical and other services and products that are delivered as part of our customers’ overall supply chain management. We provide our customers with services that include software licensing and development, design services, prototype development, product re-engineering, feature enhancement, product ruggedization, cost reduction, product miniaturization and electro-magnetic interference and shielding. We also apply our core technologies to the development and production of our own product line of high assurance security components, including cryptographic key management programs and data encryption and recording products for our U.S. Government and defense customers. The information below is representative of the types of products we manufacture, services we provide and the customers and industries for which we provide such products or services.

Industrial Group:

DHC	Drive train components (including axle shafts, differential cases, gear sets, full float tubes) and steer axle components for use in light, medium and heavy-duty trucks.
Meritor	Axle shafts and drive train components for medium and heavy-duty trucks as well as axle beams for trailers.
Eaton	Transmission shafts for heavy-duty trucks.
Jamison Products	Specialty closures for oil and gas pipelines.

Electronics Group:

Northrup Grumman	Circuit card assembly and sub-assembly design and build for electronic sensors and systems ranging from radar and targeting systems to tactical ground stations, navigation systems and integrated avionics.
U.S. Government	Secure communications equipment, global key management solutions and data recording systems.
Raytheon	Complex circuit cards for use in a missile guidance system and an integrated air defense network.

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

Our Customers

Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offering. Our five largest customers in 2011 were DHC, Meritor, Sistemas,

Northrop Grumman and Eaton, which in the aggregate accounted for 77% of net revenue in 2011. Our five largest customers in 2010 were DHC, Meritor, Honeywell International Inc. (Honeywell), Lockheed Martin and Sistemas, which in the aggregate accounted for 73% of net revenue in 2010. In 2011, DHC and Meritor represented approximately 54% and 13% of our net revenue, respectively. In 2010, DHC and Meritor represented approximately 49% and 13% of our net revenue, respectively. In addition, U.S. governmental agencies accounted for 9% and 12% of net revenue in 2011 and 2010, respectively.

Geographic Areas

Our operations are located in the U.S., Mexico and Denmark. Our Mexican subsidiaries and affiliates are a part of our Industrial Group and manufacture and sell a number of products similar to those the Industrial Group produces in the U.S. Our Denmark subsidiary is a sales office and is part of our Electronics Group. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiaries, because the vast majority of our transactions are denominated in U.S. dollars. For the year ended December 31, 2011, other income, net includes foreign currency translation gains of $2.6 million. For 2010, other income, net included foreign currency translation losses of $0.7 million.

Consolidated net revenues from Mexican operations were $99.1 million, or 30%, and $63.8 million, or 24%, of our consolidated net revenues in 2011 and 2010, respectively. In 2011, net income from our Mexican operations was $11.2 million as compared to a consolidated income from continuing operations of $8.4 million. In 2010, net income from our Mexican operations was $6.8 million as compared to a consolidated loss from continuing operations of $9.7 million. You can find more information about our regional operating results, including our export sales, in “Note 24 Segment Information” in Item 8 of this Annual report on Form 10-K.

Sales and Business Development

Our principal sources of new business originate from the expansion of existing relationships, referrals and direct sales through senior management, direct sales personnel, domestic and international sales representatives, distributors and market specialists. We supplement these selling efforts with a variety of sales literature, advertising in numerous trade media and participation in trade shows. We also utilize engineering specialists extensively to facilitate the sales process by working with potential customers to reduce the cost of the service they need. Our specialists achieve this objective by working with the customer to improve their product’s design for ease of manufacturing, reducing the amount of set-up time or material that may be required to produce the product or by developing software that can automate the test and/or certification process. The award of contracts or programs can be a lengthy process, which in some circumstances can extend well beyond 12 months. Upon occasion, we commit resources to potential contracts or programs that we ultimately do not win.

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

Research and Development

Our research and development activities are mainly related to our product lines that serve the aerospace and defense electronics market. Process improvement expenditures related to our outsourced services are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small, but growing, percentage of our net revenue. We invested $3.4 million and $3.2 million in research and development in 2011 and 2010, respectively.

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

Employees

As of December 31, 2011, we had a total of 1,360 employees, of which 1,078 of our employees are engaged in manufacturing and providing our technical services, 19 are engaged in sales and marketing, 106 are engaged in engineering and 157 engaged in administration. Approximately 627 of our employees are covered by collective bargaining agreements with various unions that expire on various dates through 2013. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements expiring within the next 12 months. Although we believe overall that our relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

In the past, we have signed long-term supply agreements with DHC and Meritor and acquired their facilities in Morganton, North Carolina and Toluca, Mexico, among other manufacturing assets. Although most of these acquired facilities have well-established product markets, these customers or their products may not continue to be successful, product enhancements may not be made in a timely fashion, our long-term pricing agreements could generate lower margins than anticipated and there can be no assurance that we will successfully restructure or integrate these operations. Our efforts to restructure, relocate and consolidate a significant number of the operations in these plants could cause certain of these facilities to operate at underutilized levels which could materially adversely affect our business, results of operations and financial condition.

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

Our five largest customers in 2011 were DHC, Meritor, Sistemas, Northrup Grumman and Eaton, collectively accounting for 77% of net revenue. Our five largest customers in 2010 were DHC, Meritor, Honeywell, Lockheed Martin and Sistemas, collectively accounting for 73% of net revenue. In addition, U.S. governmental agencies accounted for 9% and 12% of net revenue in 2011 and 2010, respectively. The truck components and assemblies industry has experienced credit risk, highly cyclical market demand, labor unrest, rising steel costs, bankruptcy and other obstacles, while the aerospace and defense electronics industry has seen consolidation, increased competition, disruptive new technologies and uncertain funding.

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

Our Electronics Group sells manufacturing services and products to a number of U.S. government agencies, which in the aggregate represented approximately 9% and 12% of our net revenue in 2011 and 2010, respectively. We also serve as a contractor for large aerospace and defense companies such as Lockheed Martin, Northrop Grumman and Raytheon, typically under federally funded programs, which represented approximately 4% and 6% of net revenue in 2011 and 2010, respectively.

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

Some of our manufacturing services or products require one or more components that are available from a limited number of providers or from sole-source providers. In the past, some of the materials we use, including steel, certain forgings or castings, capacitors and memory and logic devices, have been subject to industry-wide shortages or capacity allocations. As a result, suppliers have been forced to allocate available quantities among their customers, and we have not been able to obtain all of the materials desired. Some of our suppliers have struggled to implement reliable quality control systems which can negatively impact our operating efficiency and financial results. In downward business cycles, the tightening of credit markets has threatened the financial viability of an increasing number of suppliers of key components and raw materials, and forced unanticipated shutdowns. Our inability to reliably obtain these or any other materials when and as needed could slow production or assembly, delay shipments to our customers, impair the recovery of our fixed costs and increase the costs of recovering to customers’ schedules, including overtime, expedited freight, equipment maintenance, operating inefficiencies, higher working capital and the obsolescence risks associated with larger buffer inventories. Each of these factors could reduce operating results.

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

We often provide manufacturing services and products under contracts that contain detailed specifications, quality standards and other terms. If we are unable to perform in accordance with such terms, our customers might seek to terminate such contracts, demand price concessions or other financial consideration or downgrade our past performance rating, an increasingly critical factor in federal procurement competitions. Moreover, many of our contracts are subject to termination for convenience or upon default. These provisions could provide only limited recoveries of certain incurred costs or profits on completed work, and could impose liability for our customers’ costs in procuring undelivered items from another source. If any of our significant contracts were to be terminated or not renewed, we would lose substantial revenues and our operating results as well as prospects for future business opportunities could be adversely affected. For example our supply agreement with DHC represented approximately 54% of our revenues in 2011, and this agreement currently provides for its expiration on January 1, 2015, unless renewed by the parties.

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

Our growth strategies could be ineffective due to the risks associated with further acquisitions.

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

Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or after closing with regard to the timely discovery of breaches of representations or warranties, or of certain indemnified environmental conditions, could seriously harm our business.

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

We may be unable to comply with the covenants in our Credit Facility.

The financial covenants in our Credit Facility require us to achieve certain financial covenants regarding cumulative quarterly fixed charge coverage ratios. The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates. No assurances can be given that changing business, regulatory or economic conditions might not cause the Company to violate one or more covenants which could result in default or acceleration of any debt under the Facility.

Labor Relations

We must attract and retain qualified employees while successfully managing related costs.

Our future success in a changing business environment, including during rapid changes in the size, complexity or skills required of our workforce, will depend to a large extent upon the efforts and abilities of our executive, managerial and technical employees. The loss of key employees, especially in a recovering economic environment, could have a material adverse effect on our operations. Our future success will also require an ability to attract and retain qualified employees, especially those with engineering or production expertise in our core business lines. Labor disputes or changes in the cost of providing pension and other employee benefits, including changes in health care costs, investment returns on plan assets and discount rates used to calculate pension and related liabilities or other requirements to accelerate the level of our pension fund contributions to reduce or eliminate underfunded liabilities, could lead to increased costs or disruptions of operations in any of our business units.

Disputes with labor unions could disrupt our business plans.

We currently have collective bargaining agreements covering approximately 627 employees, or approximately 46% of total employees. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the state voluntary action program standards applicable to the site. We continue to test and assess this site to determine the extent of this contamination by the prior owners of the facility. Under our purchase agreement for this facility, DHC has agreed to indemnify us for, among other things, certain environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2002, subject to certain other conditions involving Dana’s release of, or continuing right to seek indemnity from, Eaton Corporation, from which Dana acquired the property. On April 2, 2011 we filed suit alleging contamination by Whirlpool Corporation of the groundwater beneath the Marion property. Under the Resource Conservation and Recovery Act (“RCRA”), we believe that Whirlpool is responsible for significant environmental remediation at the Marion site.

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

Our Kenton, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, volatile organic compounds, certain metals, PCBs and other contaminants. Under our purchase agreement for this facility, Meritor Heavy Vehicle Systems agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Meritor prior to May 2, 2006. The facility was subsequently sold in January of 2012.

Our business is also subject to potential liabilities with respect to health and safety matters. We are required to comply with federal, state, local and foreign laws and regulations governing the health and safety of our workforce, and we could be held liable for damages arising out of human exposure to hazardous substances or other dangerous working conditions. Health and safety laws and regulations are complex and change frequently. As a result, our future costs to comply with such laws or the liabilities incurred in the event of any violations may increase significantly.

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

In addition, we lease space in one other facility in Copenhagen, Denmark, which is utilized as a sales office for our Electronics Group.

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

We are involved from time to time in routine litigation and other legal or environmental proceedings incidental to our business. There are currently no material pending legal proceedings to which we are a party. Ongoing environmental matters include the following:

•

Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the State of Ohio voluntary action program standards applicable to the site. Under our purchase agreement for this facility, DHC has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2002, to the extent of any indemnification owed to DHC by Eaton Corporation (Eaton) or any other matters for which DHC has released Eaton. On April 2, 2011 we filed suit alleging contamination by Whirlpool Corporation of the groundwater beneath the Marion property, under Resource Conservation and Recovery Act (“RCRA”). We seek injunctive relief, declaratory relief, damages, costs, expenses, and attorneys’ fees as a result of Whirlpool’s RCRA violation.

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

•

Our Kenton, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, volatile organic compounds, certain metals, PCBs and other contaminants. Under our purchase agreement for this facility, Meritor Heavy Vehicle Systems has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Meritor prior to May 2, 2006. The facility was subsequently sold in January of 2012.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Year ended December 31, 2010:
First Quarter	$3.37	$2.55
Second Quarter	4.87	3.40
Third Quarter	4.19	3.05
Fourth Quarter	4.37	3.06

Year ended December 31, 2011:
First Quarter	$5.63	$3.74
Second Quarter	5.04	3.56
Third Quarter	4.25	2.90
Fourth Quarter	4.21	2.85

As of March 5, 2012, there were 773 holders of record of our common stock. No cash dividends were declared during 2011 or 2010.

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. The Company’s Credit Facility contains restrictions related to dividend payments, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity” below.

Item 6.	Selected Financial Data

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the selected financial data in Item 301 of Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated results of operations and financial condition should be read together with the other financial information and consolidated financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design, testing and other technical services, typically under multi-year, sole-source contracts with major companies and government agencies in the markets for industrial manufacturing and aerospace and defense electronics.

We are organized into two business groups, the Industrial Group and the Electronics Group. The Industrial Group is comprised of Sypris Technologies, Inc. and its subsidiaries, which generates revenue primarily from the sale of manufacturing services to customers in the market for truck components and assemblies and from the sale of products to the energy and chemical markets. The Electronics Group is comprised of Sypris Electronics, LLC and its subsidiary, which generates revenue primarily from the sale of manufacturing services, technical services and products to customers in the market for aerospace and defense electronics.

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

During the past three years, we have significantly improved our financial condition by reducing fixed costs, accelerating integration efficiencies, exiting certain unprofitable product lines, selling idle assets, reducing debt and entering into a new, more favorable debt facility.

While the commercial vehicle and trailer markets continue to rebound from historic lows within our Industrial Group, we continue to face challenges within our Electronics Group, such as the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally, as well as federal government spending in the U.S.

The U.S. Government’s continued focus on addressing federal budget deficits and the growing national debt suggests a changing environment for the Electronics Group. Although defense spending is expected to remain a national priority within the federal budget, a fiscally constrained environment could prompt the government to seek additional deficit reduction by moderating discretionary spending, of which defense constitutes the majority share.

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

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the amounts reported. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. We believe the following critical accounting policies affect our more complex judgments and estimates. We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition in the Industrial Group, including cost of sales; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

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

Goodwill. Goodwill is tested for impairment annually as of December 31 or more frequently if events occur or circumstances change that would warrant such a review. The Company assesses recoverability using a discounted cash flow analysis and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization (EBITDA). The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. A growth rate is used to calculate the terminal value of the reporting unit and is added to the present value of the forecasted cash flows. The growth rate is the expected rate at which a reporting unit’s cash flow is projected to grow beyond the period covered by the long-range plan. The cash flow analysis requires significant judgment in our evaluation of the business and establishing an appropriate discount rate and terminal value to apply in the calculation. In selecting these and other assumptions for each business, we consider historical performance, forecasted operating results, expected changes in product mix, general market conditions and industry considerations specific to the business. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a future period of time, which makes those estimates and assumptions inherently subject to a high degree of potential uncertainty. The sum of the calculated fair values of each reporting unit is then reconciled and compared to our total market capitalization, allowing for a reasonable control premium. If the discounted cash flow analysis yields a fair value estimate less than the reporting unit’s carrying value, we proceed to step two of the impairment process. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of the assets and liabilities of the reporting unit.

As a result of the first step of the goodwill impairment analysis performed as of December 31, 2011, the fair value estimate for the Electronics Group, which is our only reporting unit with goodwill, exceeded its carrying value by approximately 27%. Therefore the second step was not necessary. Key assumptions used to determine the fair value estimate of our Electronics Group were the expected after-tax cash flows for the period from 2012 to 2014, which include projected improvements in operating margins, a terminal growth rate of 3.0% and a weighted average cost of capital of 17.0%. The terminal rate is consistent with the prior year growth rate of 3.0%. Our analysis included a comparison of our market capitalization to the fair value of the entire enterprise. These and other estimates and assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

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

Long-lived asset impairment. We perform periodic impairment analysis on our long-lived amortizable assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operations are determined to be unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review. We recorded immaterial amounts of impairment charges in 2010 and 2011. While we believe our judgments and assumptions were reasonable, changes in assumptions underlying these estimates could result in a material impact to our consolidated financial statements in any given period.

Pension Plan Funded Status. The calculation of pension assets and liabilities involve complex estimation processes dependent on assumptions developed by us in consultation with our outside advisors such as actuaries. The assumptions used, including discount rates and return on plan assets, have a significant impact on plan expenses and obligations. Changes in these rates could significantly impact the actuarially determined amounts recorded in the statements of financial position. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected. See Note 18 to the consolidated financial statements for further details.

A change in the assumed pension discount rate of 25 basis points would result in a change in our pension obligation as of December 31, 2011 of approximately $1.1 million. A 25 basis point change in the assumed rate of return would change the estimated 2012 pension expense by approximately $0.1 million.

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

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, ASC 740 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment is largely dependent upon projected near-term profitability including the effects of tax planning. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. We have recorded valuation allowances against deferred tax assets in the U.S. and Mexico where realization has been determined to be uncertain. However, our Mexican operation, which has historically generated taxable income and expects to continue to be profitable for the foreseeable future, also has certain deferred tax assets that are expected to be realized and therefore no valuation allowance has been recorded against such assets as of December 31, 2011. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowance may be necessary.

Results of Operations

We operate in two segments, the Industrial Group and the Electronics Group. The table presented below, which compares our segment and consolidated results of operations from one year to another, presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue. The first two data columns in the table show the absolute results for each year presented. The columns entitled “Year Over Year Change” and “Year Over Year Percentage Change” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net revenue increases from one year to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one year to the next, that change is shown as a negative number in both columns. The last two columns in the table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each segment are given as a percentage of that segment’s net revenue. These amounts are shown in italics. In addition, as used in this table, “NM” means “not meaningful.”

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Years Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Years Ended December 31,
	2011	2010	Favorable (Unfavorable)	Favorable (Unfavorable)	2011	2010
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$273,305	$191,154	$82,151	43.0%	81.4%	71.7%
Electronics Group	62,320	75,500	(13,180)	(17.5)	18.6	28.3

Total net revenue	335,625	266,654	68,971	25.9	100.0	100.0

Cost of sales:
Industrial Group	245,962	182,152	(63,810)	(35.0)	90.0	95.3
Electronics Group	54,434	59,607	5,173	8.7	87.3	78.9

Total cost of sales	300,396	241,759	(58,637)	(24.3)	89.5	90.7

Gross profit:
Industrial Group	27,343	9,002	18,341	203.7	10.0	4.7
Electronics Group	7,886	15,893	(8,007)	(50.4)	12.7	21.1

Total gross profit	35,229	24,895	10,334	41.5	10.5	9.3

Selling, general and administrative	28,315	26,749	(1,566)	(5.9)	8.4	10.0
Research and development	3,397	3,150	(247)	(7.8)	1.0	1.2
Amortization of intangible assets	102	113	11	9.7	0.0	0.0
Nonrecurring (income) expense	(3,000)	—	3,000	NM	(0.9)	—
Restructuring expense, net	231	2,296	2,065	89.9	0.1	0.9

Operating income (loss)	6,184	(7,413)	13,597	183.4	1.9	(2.8)

Interest expense, net	1,732	2,379	647	27.2	0.5	0.9
Other (income) expense, net	(6,604)	(1,088)	5,516	507.0	(2.0)	(0.4)

Income (loss) from continuing operations before income taxes	11,056	(8,704)	19,760	NM	3.3	(3.3)

Income tax expense	2,621	1,004	(1,617)	(161.1)	0.8	0.4

Income (loss) from continuing operations	8,435	(9,708)	18,143	NM	2.5	(3.6)

Loss from discontinued operations, net of tax	(528)	(496)	(32)	(6.5)	(0.1)	(0.2)

Net income (loss)	$7,907	$(10,204)	$18,111	NM	2.4%	(3.8)%

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group increased $82.2 million from the prior year to $273.3 million for the year ended December 31, 2011. Increased volumes for medium and heavy-duty commercial truck components contributed to increased revenue of approximately $61.4 million. Increased volumes for trailer axle beams resulted in an $8.0 million net revenue increase. Manufacturing services for a new commercial vehicle customer resulted in increased revenue of $5.4 million. Increased sales volumes for the off-highway business contributed to increased revenue of $1.5 million. Additionally, sales of our specialty closure products increased $1.8 million. Increased steel prices, which are contractually passed through to customers under certain contracts, and pricing adjustments also contributed to increased revenue of approximately $4.1 million in 2011.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group decreased $13.2 million to $62.3 million in 2011. The decrease from the prior year is due in part to the completion of certain electronic manufacturing and engineering services programs and changes in product mix within our space business. The completed programs primarily consisted of circuit board assembly services provided to certain contractors for the U.S. government. Although the Electronics Group continues to provide electronic manufacturing services to U.S. prime government contractors and other subcontractors, we are pursuing those programs which align with our high reliability capabilities for aerospace and defense customers and typically involve manufacturing lower volume, higher mix components. Additionally, the Electronics Group was affected by the delayed approval by Congress of the fiscal 2011 Defense Appropriations Bill. Partially offsetting this was an increase of $5.8 million in product sales due to an increase in sales to foreign governments. Revenues for our Electronics Group are expected to remain relatively flat in 2012.

Gross Profit. The Industrial Group’s gross profit increased $18.3 million to $27.3 million in 2011 as compared to $9.0 million in the prior year. The increase in sales volume resulted in an increase in gross profit of approximately $14.3 million. Price increases resulted in an increase in gross profit of $1.4 million over the prior year. The Industrial Group also realized an increase in gross profit of $3.3 million as a result of productivity improvements. Partially offsetting this was a $0.7 million cost increase due to the strengthening of the Mexican peso as compared to the prior year and other inflationary items.

The Electronics Group’s gross profit decreased $8.0 million to $7.9 million in 2011 primarily as a result of the decline in revenue, particularly in the higher margin electronic manufacturing services business and additional engineering charges allocated to improvements in our product portfolio. The Electronics Group’s gross profit as a percentage of revenue for 2011 decreased to 12.7% from 21.1% in 2010.

Selling, General and Administrative. Selling, general and administrative expense increased $1.6 million in 2011. However, selling, general and administrative expense decreased as a percentage of revenue to 8.4% in 2011 from 10.0% in 2010. The Company has continued to limit increases in controllable general and administrative expenses as revenues have increased in its Industrial Group.

Research and Development. Research and development costs were $3.4 million and $3.2 million for the year ended December 31, 2011 and 2010, respectively, in support of the Electronics Group’s self-funded product and technology development activities.

Restructuring Expense, Net. As a result of the Company’s restructuring program, we recorded $0.2 million and $2.3 million related to these initiatives during 2011 and 2010, respectively. The charge for the year ended December 31, 2011 consisted of $0.6 million in equipment relocation costs and $0.5 million in other various charges, primarily related to mothball costs, partially offset by a $0.9 million gain on the sale of assets that had previously been impaired. The charge for the year ended December 31, 2010 consisted of $0.4 million for employee severance and benefit costs, $0.2 million in equipment relocation costs and $1.7 million in other various charges, primarily related to mothball costs associated with closed or partially closed facilities and charges related to the consolidation of two Electronics Group locations. The restructuring program is substantially complete as of December 31, 2011, and we do not expect to incur any material costs in 2012 under this restructuring program. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K.

Nonrecurring (Income) Expense. During 2011, the Company recognized a gain of $3.0 million in connection with a settlement regarding prior year volumes with one of its customers.

Interest Expense, Net. Interest expense for the year ended December 31, 2011 decreased $0.6 million due to a decrease in the weighted average debt outstanding and a decrease in the weighted average interest rate, partially offset by the write-off of $0.3 million in unamortized loan costs and additional fees paid in conjunction with the repayment of our former Revolving Credit Agreement and Senior Notes. Our weighted average debt outstanding decreased to $18.1 million during 2011 from $20.2 million during 2010. The weighted average interest rate decreased to 5.6% in 2011 from 9.3% in 2010.

Other (Income) Expense, Net. Other (income) expense, net increased $5.5 million to $6.6 million for 2011 from $1.1 million in 2010. Other income for the year ended December 31, 2011 includes a gain of $3.6 million from the sale of idle assets within the Industrial Group. The Company also recognized foreign currency translation gains of $2.6 million in 2011 related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiary for which the Mexican peso is the functional currency. Other income, net for the year ended December 31, 2010 includes a gain of $1.3 million from the sale of idle equipment within the Industrial Group partially offset by foreign currency translation losses of $0.7 million.

Income Taxes. The 2011 income tax provision consists of current and deferred tax expense of $2.1 million and $0.5 million, respectively. The 2010 income tax provision consists of current and deferred tax expense of $0.4 million and $0.6 million, respectively. The current tax expense in both years is primarily attributable to taxes paid by our Mexican subsidiary. Included in deferred tax expense in both years is an increase in the valuation allowance on U.S. deferred tax assets, including the transfer in 2010 of a liability and related deferred tax asset from our Mexican subsidiary to a U.S. subsidiary. Our Mexican subsidiary recognized a deferred tax benefit in both years related to the recovery of certain deferred tax assets that were previously reserved for by a valuation allowance.

Discontinued Operations. On October 26, 2009, the Company sold all of the outstanding stock of its wholly owned subsidiary, Sypris Test & Measurement, for approximately $39.0 million. In accordance with requirements of ASC 205-20-45, the results of the Test & Measurement segment have been reported as discontinued operations for all periods presented. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. As of December 31, 2011, the Company estimates that its total liability arising from this claim will not exceed $1.0 million, of which $0.4 million and $0.5 million was charged to loss from discontinued operations, net of tax for the years ended December 31, 2011 and 2010, respectively. The loss from discontinued operations for the year ended December 31, 2011 also includes charges of $0.1 million for legal expenses incurred in connection with the claim. There can be no assurance that relevant facts and circumstances will not change, necessitating future changes to the estimated liability.

Quarterly Results

The following table presents our unaudited condensed consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2011. The quarterly results are presented on a 13-week period basis. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period.

	2011				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:
Industrial Group	$59,550	$68,885	$72,647	$72,223	$44,106	$46,571	$52,738	$47,739
Electronics Group	16,260	16,173	18,530	11,357	18,797	16,535	20,674	19,494

Total net revenue	75,810	85,058	91,177	83,580	62,903	63,106	73,412	67,233
Cost of sales:
Industrial Group	54,418	61,805	65,716	64,023	41,653	44,285	50,404	45,810
Electronics Group	13,244	15,142	15,198	10,850	15,482	14,229	15,783	14,113

Total cost of sales	67,662	76,947	80,914	74,873	57,135	58,514	66,187	59,923
Gross profit:
Industrial Group	5,132	7,080	6,931	8,200	2,453	2,286	2,334	1,929
Electronics Group	3,016	1,031	3,332	507	3,315	2,306	4,891	5,381

Total gross profit	8,148	8,111	10,263	8,707	5,768	4,592	7,225	7,310
Selling, general and administrative	6,863	6,810	7,232	7,410	6,332	6,740	6,877	6,800
Research and development	616	924	1,097	760	153	320	496	2,181
Amortization of intangible assets	28	28	24	22	28	28	29	28
Nonrecurring (income) expense	(3,000)	—	—	—	—	—	—	—
Restructuring expense, net	(253)	130	356	(2)	413	1,002	626	255

Operating income (loss)	3,894	219	1,554	517	(1,158)	(3,498)	(803)	(1,954)
Interest expense, net	729	726	153	124	601	583	612	583
Other expense (income), net	231	275	(6,489)	(621)	466	(688)	(177)	(689)

Income (loss) from continuing operations, before tax	2,934	(782)	7,890	1,014	(2,225)	(3,393)	(1,238)	(1,848)
Income tax expense (benefit)	432	768	1,808	(387)	199	571	457	(223)

Income (loss) from continuing operations	2,502	(1,550)	6,082	1,401	(2,424)	(3,964)	(1,695)	(1,625)
Loss from discontinued operations, net of tax	(450)	—	—	(78)	—	(300)	(196)	—

Net income (loss)	$2,052	$(1,550)	$6,082	$1,323	$(2,424)	$(4,264)	$(1,891)	$(1,625)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.13	$(0.08)	$0.30	$0.07	$(0.13)	$(0.21)	$(0.09)	$(0.09)
Loss per share from discontinued operations	(0.02)	—	—	(0.00)	—	(0.02)	(0.01)	—

Net income (loss) per share	$0.11	$(0.08)	$0.30	$0.07	$(0.13)	$(0.23)	$(0.10)	$(0.09)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.12	$(0.08)	$0.30	$0.07	$(0.13)	$(0.21)	$(0.09)	$(0.09)
Loss per share from discontinued operations	(0.02)	—	—	(0.00)	—	(0.02)	(0.01)	—

Net income (loss) per share	$0.10	$(0.08)	$0.30	$0.07	$(0.13)	$(0.23)	$(0.10)	$(0.09)

Liquidity and Capital Resources

On May 12, 2011, the Company entered into a new credit facility (Credit Facility) providing total availability up to $50.0 million that supports short-term funding needs and letters of credit, which replaced the Company’s Revolving Credit Agreement and Senior Notes scheduled to mature in January 2012. Loans made under the Credit Facility will mature and the commitments thereunder will terminate in May 2016. The Credit Facility provides for an option, subject to certain conditions, to increase total availability to $60.0 million in the future.

Borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. At December 31, 2011, we had total excess availability under the Credit Facility of $24.8 million along with an unrestricted cash balance of $18.2 million, which provides for total cash and available borrowing capacity of $43.0 million. Approximately $7.3 million of the unrestricted cash balance relates to our Mexican subsidiaries. Standby letters of credit up to a maximum of $5.0 million may be issued under the Credit Agreement of which $1.0 million were issued at December 31, 2011.

We also had purchase commitments totaling approximately $14.2 million at December 31, 2011, primarily for inventory and manufacturing equipment.

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

As a result of a decline in the overall economy, we took significant actions throughout 2009, 2010 and 2011 to reduce our cost base and improve profitability, including various plant shutdowns and other workforce reductions. Based on our current forecast for 2012, we expect to be able to meet the financial covenants of our Credit Facility and have sufficient liquidity to finance our operations. However, changing business, regulatory and economic conditions may mean that actual results will vary from our forecasts. For more information, please refer to “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2012 business plan, we believe that cash flow from operations, available cash and available borrowings under our Credit Facility will be adequate to meet our liquidity needs for at least the next twelve months.

Financial Condition

Operating Activities. Net cash provided by operating activities of continuing operations was $17.0 million in 2011, as compared to $1.9 million in 2010. The cash flow associated with our accounts receivable and inventory during 2011 reflects the change in net revenue mix between our Industrial and Electronics Groups. The Industrial Group’s net revenue increase of $82.2 million resulted in cash investments in accounts receivable and inventory of $11.8 million and $3.3 million, respectively. The Electronics Group’s net revenue decrease of $13.2 million contributed to a decrease in accounts receivable of $10.3 million. However, inventory within the Electronics Group increased primarily as a result of the timing of shipments and used $1.0 million of cash. Accounts payable increased during 2011 and provided $11.7 million primarily due to increased purchases by our Industrial Group and the timing of payments to our suppliers.

Investing Activities. Net cash used by investing activities was $1.8 million in 2011 as compared to net cash used of $0.7 million in 2010. Net cash used in investing activities included $6.8 million of capital expenditures. Additionally, the Industrial Group sold certain idle equipment during the year, which generated $5.0 million of cash. If revenues continue to increase within the Industrial Group, the Company expects capital expenditures will increase in future periods to support the growth. Net cash used in investing activities in 2010 includes capital expenditures of $2.2 million partially offset by proceeds from the sale of assets of $1.4 million.

Financing Activities. Net cash used in financing activities was $13.6 million for the year ended December 31, 2011 due to the repayment of debt under the Company’s former Revolving Credit Agreement and Senior Notes partially offset by borrowings of $10.0 million under the new Credit Facility. The Company also paid $0.4 million of deferred loan costs during the year in conjunction with the new Credit Facility. The Company’s financing activities were cash neutral in 2010.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2011. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we concluded that as of December 31, 2011, Sypris’ internal control over financial reporting is effective based on these criteria.

Ernst & Young LLP, our independent auditors and a registered public accounting firm, has audited and reported on the consolidated financial statements of Sypris Solutions, Inc. and on the effectiveness of our internal controls over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sypris Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sypris Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sypris Solutions, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 13, 2012

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Years ended December 31,
	2011	2010
Net revenue:
Outsourced services	$283,189	$221,587
Products	52,436	45,067

Total net revenue	335,625	266,654

Cost of sales:
Outsourced services	254,998	207,359
Products	45,398	34,400

Total cost of sales	300,396	241,759

Gross profit	35,229	24,895

Selling, general and administrative	28,315	26,749
Research and development	3,397	3,150
Amortization of intangible assets	102	113
Nonrecurring (income) expense	(3,000)	0
Restructuring expense, net	231	2,296

Operating income (loss)	6,184	(7,413)

Interest expense, net	1,732	2,379
Other (income) expense, net	(6,604)	(1,088)

Income (loss) from continuing operations before income taxes	11,056	(8,704)

Income tax expense	2,621	1,004

Income (loss) from continuing operations	8,435	(9,708)

Loss from discontinued operations, net of tax	(528)	(496)

Net income (loss)	$7,907	$(10,204)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.43	$(0.52)
Loss per share from discontinued operations	(0.03)	(0.03)

Net income (loss) per share	$0.40	$(0.55)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.43	$(0.52)
Loss per share from discontinued operations	(0.03)	(0.03)

Net income (loss) per share	$0.40	$(0.55)

Cash dividends per common share	$0	$0

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$18,173	$16,592
Accounts receivable, net	42,984	41,434
Inventory, net	33,621	30,264
Other current assets	3,468	5,717
Assets held for sale	1,739	0

Total current assets	99,985	94,007

Restricted cash	3,000	3,000
Investment in marketable securities	1,749	0
Property, plant and equipment, net	56,891	68,590
Goodwill	6,900	6,900
Other assets	7,200	7,195

Total assets	$175,725	$179,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$51,303	$39,488
Accrued liabilities	23,569	22,763
Current portion of long-term debt	0	2,000

Total current liabilities	74,872	64,251

Long-term debt	10,000	21,305

Other liabilities	30,385	34,338

Total liabilities	115,257	119,894

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,108,635 shares issued and 19,995,401 outstanding in 2011 and 19,964,348 shares issued and 19,663,229 outstanding in 2010	201	199
Additional paid-in capital	149,160	148,555
Retained deficit	(66,722)	(74,629)
Accumulated other comprehensive loss	(22,170)	(14,324)
Treasury stock, 113,234 and 301,119 shares in 2011 and 2010, respectively	(1)	(3)

Total stockholders’ equity	60,468	59,798

Total liabilities and stockholders’ equity	$175,725	$179,692

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$7,907	$(10,204)
Loss from discontinued operations	(528)	(496)

Income (loss) from continuing operations	8,435	(9,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,216	14,724
Deferred income taxes	508	604
Non-cash compensation	979	1,062
Deferred revenue recognized	(6,884)	(6,112)
Deferred loan costs recognized	172	382
Write-off of debt issuance costs	277	0
Gain on sale of assets	(4,523)	(902)
Provision for excess and obsolete inventory	945	(1,871)
Other noncash items	(2,545)	1,631
Contributions to pension plans	(753)	(821)
Changes in operating assets and liabilities:
Accounts receivable	(1,509)	(3,261)
Inventory	(4,302)	660
Other current assets	564	3,626
Accounts payable	11,747	3,138
Accrued and other liabilities	(335)	(1,231)

Net cash provided by operating activities - continuing operations	16,992	1,921
Net cash used in operating activities - discontinued operations	0	(196)

Net cash provided by operating activities	16,992	1,725

Cash flows from investing activities:
Capital expenditures	(6,848)	(2,233)
Proceeds from sale of assets	5,032	1,446
Changes in nonoperating assets and liabilities	33	46

Net cash used in investing activities	(1,783)	(741)

Cash flows from financing activities:
Repayment of former Revolving Credit Agreement	(10,000)	0
Repayment of former Senior Notes	(13,305)	0
Net proceeds from Credit Facility	10,000	0
Payments for deferred loan costs	(387)	0
Proceeds from issuance of common stock	64	0

Net cash used in financing activities	(13,628)	0

Net increase in cash and cash equivalents	1,581	984

Cash and cash equivalents at beginning of year	16,592	15,608

Cash and cash equivalents at end of year	$18,173	$16,592

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-In	(Deficit)	Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock

January 1, 2010 balance	19,472,499	$200	$147,644	$(64,434)	$(17,187)	$(5)

Net loss	0	0	0	(10,204)	0	0
Employee benefit related	0	0	0	0	103	0
Foreign currency translation adjustment	0	0	0	0	2,760	0

Comprehensive (loss) income	0	0	0	(10,204)	2,863	0

Restricted common stock grant	302,000	0	(5)	0	0	3
Noncash compensation	31,200	0	1,053	9	0	0
Treasury stock	(91,690)	0	0	0	0	(1)
Retire treasury stock	(50,780)	(1)	(137)	0	0	0

December 31, 2010 balance	19,663,229	199	148,555	(74,629)	(14,324)	(3)

Net income	0	0	0	7,907	0	0
Unrealized gain on marketable securities	0	0	0	0	1,685	0
Employee benefit related	0	0	0	0	(4,668)	0
Foreign currency translation adjustment	0	0	0	0	(4,863)	0

Comprehensive income (loss)	0	0	0	7,907	(7,846)	0

Restricted common stock grant	413,500	2	1	0	0	2
Noncash compensation	31,200	0	979	0	0	0
Exercise of stock options	14,185	0	64	0	0	0
Treasury stock	(35,000)	0	0	0	0	0
Retire treasury stock	(91,713)	0	(439)	0	0	0

December 31, 2011 balance	19,995,401	$201	$149,160	$(66,722)	$(22,170)	$(1)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIASL STATEMENTS

December 31, 2011 and 2010

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

Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its Industrial and Electronics Groups (Note 24).

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

Discontinued Operations

The Company classifies a business component that either has been disposed of or is classified as held for sale as a discontinued operation if the cash flows of the component have been or will be eliminated from ongoing operations and the Company will no longer have any significant continuing involvement in the component. The results of operations related to the discontinued operations are aggregated and presented on one line on the statement of operations. See Note 2 for additional information regarding discontinued operations.

Cash Equivalents and Restricted Cash

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased. Restricted cash includes money held in escrow pursuant to the sale of Sypris Test & Measurement in 2009 in connection with certain customary representations, warranties, covenants and indemnifications of the Company.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value. Costs for raw materials, work in process and finished goods is determined under the first-in, first-out method. Indirect inventories, which include perishable tooling, repair parts and other materials consumed in the manufacturing process but not incorporated into finished products are classified as raw materials.

The Company’s reserve for excess and obsolete inventory is primarily based upon forecasted demand for its product sales, and any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Plant assets classified as Assets held for sale are initially measured at the lesser of the assets’ carrying amount or the fair value less costs to sell. Gains or losses are recognized for any subsequent changes in the fair value less cost to sell; however, gains are only recognized to the extent of cumulative losses previously recognized. Plant assets classified as assets held for sale are not depreciated.

Long-lived Assets

The Company reviews the carrying value of amortizable long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for sale and held for use is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If facts and circumstances indicate that the carrying value of an asset or groups of assets, as applicable, is impaired, the long-lived asset or groups of long-lived assets are written down to their estimated fair value.

Goodwill

Goodwill is tested for impairment during the fourth quarter or more frequently if events occur or circumstances change that would warrant such a review. The Company assesses recoverability using a discounted cash flow analysis and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization (EBITDA). The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. A growth rate is used to calculate the terminal value of the reporting unit and is added to the present value of the forecasted cash flows. The growth rate is the expected rate at which a reporting unit’s cash flow is projected to grow beyond the period covered by the long-range plan. The cash flow analysis requires significant judgment in our evaluation of the business and establishing an appropriate discount rate and terminal value to apply in the calculation. In selecting these and other assumptions for each business, we consider historical performance, forecasted operating results, expected changes in product mix, general market conditions and industry considerations specific to the business. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a future period of time, which makes those estimates and assumptions inherently subject to a high degree of potential uncertainty. The sum of the calculated fair values of each reporting unit is then reconciled and compared to our total market capitalization, allowing for a reasonable control premium. If the discounted cash flow analysis yields a fair value estimate less than the reporting unit’s carrying value, we proceed to step two of the impairment process. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of the assets and liabilities of the reporting unit.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As a result of the first step of the goodwill impairment analysis performed as of December 31, 2011, the fair value estimate for the Electronics Group, which is the only reporting unit with goodwill, exceeded its carrying value by approximately 27%. Therefore the second step was not necessary. Key assumptions used to determine the fair value estimate of our Electronics Group during the fourth quarter were the expected after-tax cash flows for the period from 2012 to 2014, which include projected improvements in operating margins, a terminal growth rate of 3.0% and a weighted average cost of capital of 17.0%. The terminal rate is consistent with the prior year growth rate of 3.0%. Our analysis included a comparison of our market capitalization to the fair value of the entire enterprise. These and other estimates and assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances

We believe that the assumptions and estimates used to determine the fair value of our reporting unit were reasonable. However, different assumptions could materially affect the results. If the Electronics Group’s future cash flows are different than those projected by management, future impairment charges may be required. The Company will continue to monitor the performance of the Electronics Group, the performance of the overall aerospace and defense industry and the Company’s market capitalization.

Precontract Costs

Costs incurred on projects as pre-contract costs are deferred as assets when the Company has been requested by the customer to begin work under a new arrangement prior to contract execution. The Company records pre-contract costs when formal contracts have not yet been executed, and it is probable that the Company will recover the costs through the issuance of a contract. If we determine it is probable that we will be awarded the specific anticipated contract, we capitalize the precontract costs we incur, excluding start-up costs which are expensed as incurred. Capitalized precontract costs of $1.1 million at December 31, 2011 are included in other assets, in the accompanying Consolidated Statements of Financial Position. There were no capitalized precontract costs as of December 31, 2010.

Deferred Revenue

Deferred revenue for the Electronics Group is recorded when payments are received in advance for service agreements and extended warranties on certain products and is amortized into revenue on a straight-line basis over the contractual term. Deferred revenue for the Industrial Group is generally associated with the Dana Holding Corporation (DHC) settlement (Note 5) and will be amortized into income on a units-of-production basis over the term of the related supply agreement. See Notes 14 and 15 for the amount of deferred revenue included in accrued liabilities and other liabilities.

Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The Company recorded an increase to the valuation allowance of $3,486,000 through income tax expense for its domestic operations in 2010 (Note 22). There was no increase to the valuation allowance recorded through income tax expense for its domestic operations in 2011.

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

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2011 and 2010, was $914,000 and $866,000, respectively. The Company’s warranty expense for the years ended December 31, 2011 and 2010 was $460,000 and $525,000, respectively.

Additionally, the Company sells three and five-year extended warranties for certain link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of December 31, 2011 and 2010, the Company had deferred $2,536,000 and $2,076,000, respectively, related to extended warranties. At December 31, 2011, $802,000 is included in accrued liabilities and $1,734,000 is included in other liabilities in the accompanying balance sheets. At December 31, 2010, $491,000 is included in accrued liabilities and $1,585,000 is included in other liabilities in the accompanying balance sheets.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, various departments or agencies of the U.S. Government, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 74% and 54% of accounts receivable outstanding at December 31, 2011 and 2010, respectively, are due from the Company’s two largest customers. More specifically, Dana Holding Corporation (DHC) and Meritor, Inc. (Meritor) comprise 56% and 18%, respectively, of December 31, 2011 outstanding accounts receivables. Similar amounts at December 31, 2010 were 36% and 18%, respectively.

The Industrial Group’s largest customers for the year ended December 31, 2011 were DHC and Meritor, which represented approximately 54% and 13%, respectively, of the Company’s total net revenue. DHC and Meritor were the Company’s largest customers for the year ended December 31, 2010, which represented approximately 49% and 13%, respectively, of the Company’s total net revenue. The Company recognized revenue from contracts with the U.S. Government and its agencies approximating 9% and 12% of net revenue for the years ended December 31, 2011 and 2010, respectively. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2011 or 2010.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiary is the Mexican peso. Assets and liabilities are translated at the period end exchange rate, and income and expense items are translated at the weighted average exchange rate. The resulting translation adjustments are recorded in comprehensive income (loss) as a separate component of stockholders’ equity. Remeasurement gains or losses for U.S. dollar denominated accounts of the Company’s Mexican subsidiary are included in other expense, net.

Collective Bargaining Agreements

Approximately 627, or 46% of the Company’s employees, all of which are in the Industrial Group, are covered by collective bargaining agreements. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements expiring within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement and represent approximately 436 employees, or 32% of the Company’s workforce.

Adoption of Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Reclassifications

Certain amounts in the Company’s 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(2)	Discontinued Operations

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, Inc. for $39,000,000, of which $3,000,000 was deposited in an escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. The Company estimates that its total liability arising from this claim will not exceed $946,000, of which $450,000 and $496,000 was recorded during the years ended December 31, 2011 and 2010, respectively. The Company has also incurred legal expenses of $78,000 during 2011 in connection with the claim. These charges are included in loss from discontinued operations, net of tax in the consolidated statement of operations. The Company has paid $196,000 related to the claim as of December 31, 2011. The remaining amount of $750,000 has been reserved in accrued liabilities on the Company’s consolidated balance sheets. There can be no assurance that relevant facts and circumstances will not change, necessitating future changes to the estimated liability.

(3)	Nonrecurring (Income) Expense

During the year ended December 31, 2011, the Company recognized a gain of $3,000,000 in connection with a settlement regarding prior year volumes with one of its customers within the Industrial Group.

(4)	Other (Income) Expense, Net

During the year ended December 31, 2011, the Company recognized net gains of $3,636,000 related to the disposition of idle assets. Additionally, the Company recognized foreign currency translation gains of $2,640,000 for the year ended December 31, 2011, respectively, related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiary for which the Mexican peso is the functional currency. For the year ended December 31, 2010, the Company recognized net gains of $1,262,000 related to the disposition of idle assets and foreign currency translation losses of $652,000. These gains and losses are included in other (income) expense, net on the consolidated statements of operations.

(5)	Dana Settlement Agreement

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

The Claim provided to Sypris was agreed to by Sypris and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, Sypris recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement. For the years ended December 31, 2011 and 2010, the Company recognized into revenue $6,884,000 and $6,112,000, respectively, related to the Claim.

On August 31, 2011, the Company received 143,966 shares of Dana common stock, representing the final distribution to be received in conjunction with the settlement. At December 31, 2011, the cost basis and fair value of the Company’s holdings of Dana common stock amounted to $64,000 and $1,749,000, respectively. In accordance with ASC 320-10-25, the $1,685,000 increase in value was recorded as an unrealized holding gain in other comprehensive loss for the year ended December 31, 2011.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(6)	Restructuring, Impairments and Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton, Ohio facility, significant reductions in the workforce in its Marion, Ohio facility and the integration of its Electronics Group subsidiaries. The purpose of the restructuring program is to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis. As a result of these initiatives, the Company recorded restructuring charges of $231,000, and $2,296,000, in 2011 and 2010, respectively. All of the $231,000 recorded was within the Industrial Group. Of these costs, $623,000 related to equipment relocation costs, and $495,000 represented other costs, primarily related to mothball costs associated with closed or partially closed facilities. Partially offsetting this was an $887,000 gain on the sale of assets that had previously been impaired. Of the aggregate $55,309,000 of pre-tax costs for the total program, $16,692,000 will be cash expenditures, the majority of which has been spent at December 31, 2011.

A summary of the pre-tax restructuring charges is as follows (in thousands):

	Total Program	Costs Incurred 2011

Severance and benefit-related costs	$4,038	$(8)
Asset impairments	12,634	(887)
Deferred contract costs write-offs	17,798	—
Inventory related charges	7,895	—
Equipment relocation costs	2,714	623
Asset retirement obligations	1,501	—
Contract termination costs	3,209	—
Other	5,520	503

	$55,309	$231

A summary of restructuring activity and related reserves at December 31, 2011 is as follows (in thousands):

	Accrued Balance at Dec. 31, 2010	2011 Charge	Cash Payments or Asset Write-Offs	Accrued Balance at Dec. 31, 2011

Severance and benefit related costs	$267	$(8)	$(94)	$165
Asset impairments	—	(887)	887	—
Equipment relocation costs	—	623	(623)	—
Asset retirement obligations	1,173	—	(783)	390
Contract termination costs	459	—	(459)	—
Other	—	503	(503)	—

	$1,899	$231	$(1,575)	$555

A summary of total charges by reportable segment is as follows (in thousands):

	Industrial Group	Electronics Group	Total

Severance and benefit-related costs	$2,554	$1,484	$4,038
Asset impairments	12,634	—	12,634
Deferred contract costs write-offs	—	17,798	17,798
Inventory related charges	—	7,895	7,895
Equipment relocation costs	2,692	22	2,714
Asset retirement obligations	1,501	—	1,501
Contract termination costs	1,868	1,341	3,209
Other	1,889	3,631	5,520

	$23,138	$32,171	$55,309

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(7)	Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2011	2010

Commercial	$42,860	$35,389
U.S. Government	480	6,598

	43,340	41,987
Allowance for doubtful accounts	(356)	(553)

	$42,984	$41,434

Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 2011 and 2010, of $480,000 and $6,598,000 respectively.

(8)	Inventory

Inventory consists of the following (in thousands):

	December 31,
	2011	2010

Raw materials	$19,719	$20,910
Work in process	13,093	10,287
Finished goods	7,451	6,051
Reserve for excess and obsolete inventory	(6,642)	(6,984)

	$33,621	$30,264

(9)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2011	2010

Prepaid expenses	$1,426	$1,444
Deferred contract costs	—	1,094
Other	2,042	3,179

	$3,468	$5,717

Included in other current assets are deferred taxes for the Company’s Mexican subsidiary, income taxes refundable and other items, none of which exceed 5% of total current assets.

(10)	Investment in Marketable Securities

The Company’s investment in marketable securities consists exclusively of shares in Dana common stock. The Company’s investment in Dana common stock is classified as an available-for-sale security in accordance with ASC 320-10-25 and measured at fair value as determined by a quoted market price (a level 1 valuation under ASC 820-10). The related unrealized holding gains are excluded from operations and recorded in accumulated other comprehensive loss on the consolidated balance sheets. At December 31, 2011, the Company owned 143,966 common shares of Dana with a market value of $12.15 per share. At December 31, 2011, the gross unrealized gain was approximately $1,685,000. There were no unrealized gains or losses at December 31, 2010. Realized gains and losses and declines in value judged to be other-than-temporary will be included in other income or expense, if and when recorded. In accordance with ASC 820-10, the fair value of the shares was valued based on quoted market prices in active markets for identical shares at December 31, 2011.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes marketable securities as of December 31, 2011 (in thousands):

	Basis	Gross Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Fair Value At Quoted Prices in Active Markets (Level 1)

Marketable securities	$64	$1,685	$—	$1,749

(11)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2011	2010

Land and land improvements	$3,337	$3,906
Buildings and building improvements	24,704	26,528
Machinery, equipment, furniture and fixtures	156,595	167,580
Construction in progress	5,985	2,093

	190,621	200,107

Accumulated depreciation	(133,730)	(131,517)

	$56,891	$68,590

Depreciation expense totaled approximately $14,113,000 and $14,611,000 for the years ended December 31, 2011 and 2010, respectively. In addition, there were capital expenditures of approximately $266,000 and $152,000 included in accounts payable or accrued liabilities at December 31, 2011 and 2010, respectively.

(12)	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2011	2010

Intangible assets:
Gross carrying value:
Industrial Group	$800	$800
Electronics Group	—	125

Total gross carrying value	800	925
Accumulated amortization:
Industrial Group	(681)	(593)
Electronics Group	—	(110)

Total accumulated amortization	(681)	(703)

Intangible assets, net	119	222
Deferred tax assets, net	4,482	4,854
Deferred pre-contract costs	1,113	—
Other	1,486	2,119

	$7,200	$7,195

Intangible assets at December 31, 2011 consists of a long-term supply agreement in the Industrial Group. Intangible assets at December 31, 2010 also included software rights in the Electronics Group. The weighted average amortization period for intangible assets was 9 and 8 years at December 31, 2011 and 2010, respectively. Deferred tax assets, net relate to the Company’s Mexico operations and resulted primarily from deferred revenue related to the DHC settlement agreement. Other assets at December 31, 2011 and 2010 includes unamortized loan costs of approximately $343,000 and $405,000, respectively. Amortization expense for intangible assets is expected to be $89,000 and $30,000 in each of the two fiscal years subsequent to December 31, 2011, respectively, at which point the assets will be fully amortized.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(13)	Assets Held for Sale

During 2011, the Company entered into agreements to sell certain assets and liabilities within the Industrial Group. These assets were subsequently sold during 2012 for $4,081,000, and the Company recorded a gain of $2,262,000. The following assets and liabilities have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

	December 31,
	2011	2010

Land and land improvements	$313	$—
Buildings and building improvements	1,575	—
Machinery, equipment, furniture and fixtures	1,721	—
Accumulated depreciation	(1,687)	—
Other assets	192	—
Accrued liabilities	(375)	—

	$1,739	$—

(14)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010

Salaries, wages, employment taxes and withholdings	$7,144	$5,615
Employee benefit plans	1,343	1,747
Income, property and other taxes	1,013	457
Deferred revenue	9,497	8,097
Restructuring accruals	239	1,899
Other	4,333	4,948

	$23,569	$22,763

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities. Deferred revenue at December 31, 2011 and 2010 includes $7,892,000 and $6,884,000, respectively, related to the Dana settlement.

(15)	Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2011	2010

Deferred revenue	$16,657	$26,134
Noncurrent pension liability	11,724	7,730
Other	2,004	474

	$30,385	$34,338

Included in other liabilities are accrued long-term warranty expenses and other items, none of which exceed 5% of total liabilities. Deferred revenue at December 31, 2011 and 2010 includes $16,657,000 and $24,549,000, respectively, related to the Dana settlement and will be amortized through 2014.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(16)	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2011	2010

Credit Facility	$10,000	$—
Former Revolving Credit Agreement	—	10,000
Former Senior notes	—	13,305

	10,000	23,305
Less current portion	—	2,000

	$10,000	$21,305

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

The financial covenants in our Credit Facility require us to achieve certain financial covenants regarding cumulative quarterly fixed charge coverage ratios. The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates.

At December 31, 2011, the Company had total availability for borrowings and letters of credit under the Credit Facility of $24,848,000 along with an unrestricted cash balance of $18,173,000 which provides for total cash and borrowing capacity of $43,021,000. Approximately $7,282,000 of the unrestricted cash balance relates to the Company’s Mexican subsidiaries. Standby letters of credit up to a maximum of $5,000,000 may be issued under the Credit Facility of which $990,000 and $1,886,000 were issued at December 31, 2011 and 2010, respectively.

The weighted average interest rate for outstanding borrowings at December 31, 2011 was 3.0%. The weighted average interest rates for borrowings during the years ended December 31, 2011 and 2010 were 5.6% and 9.3%, respectively. Interest incurred during the years ended December 31, 2011 and 2010 totaled approximately $1,881,000 and $2,458,000, respectively. The Company had no capitalized interest in 2011 or 2010. Interest paid during the years ended December 31, 2011 and 2010 totaled approximately $1,100,000 and $1,922,000, respectively.

(17)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2011 under the Credit Facility approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(18)	Employee Benefit Plans

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

	Years ended December 31,
	2011	2010

Service cost	$36	$44
Interest cost on projected benefit obligation	2,068	2,204
Net amortizations and deferrals	585	532
Expected return on plan assets	(2,554)	(2,594)

	$135	$186

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

	December 31,
	2011	2010

Change in benefit obligation:
Benefit obligation at beginning of year	$42,094	$41,423
Service cost	36	44
Interest cost	2,068	2,204
Actuarial loss	3,041	1,255
Benefits paid	(3,095)	(2,832)

Benefit obligation at end of year	$44,144	$42,094

Change in plan assets:
Fair value of plan assets at beginning of year	$34,364	$32,898
Actual return on plan assets	398	3,477
Company contributions	753	821
Benefits paid	(3,095)	(2,832)

Fair value of plan assets at end of year	$32,420	$34,364

Underfunded status of the plans	$(11,724)	$(7,730)

Balance sheet assets (liabilities):
Other assets	$—	$—
Accrued liabilities	—	—
Other liabilities	(11,724)	(7,730)

Net amount recognized	$(11,724)	$(7,730)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$44,144	$42,094
Accumulated benefit obligation	44,121	42,068
Fair value of plan assets	32,420	34,364

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2011	2010

Projected benefit obligation and net periodic pension cost assumptions:
Discount rate	4.40%	5.70%
Rate of compensation increase	4.00	4.00
Expected long-term rate of return on plan assets	7.75	8.25

Weighted average asset allocation:
Equity securities	61%	63%
Debt securities	39	37

Total	100%	100%

Investments in our defined benefit plans are stated at fair value. The fair values of our pension plan assets as of December 31, 2011, are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)

Asset categories:
Cash and cash equivalents	$480	$—
Equity investments:
U.S. Large Cap	—	14,041
U.S. Mid Cap	1,162	—
U.S. Small Cap	1,023	—
World Equity	3,521	—
Fixed income securities	12,193	—

Total Plan Assets	$18,379	$14,041

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2012 ranges from $1,500,000 to $1,700,000, which represents the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2011 and 2010 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 55-65% and fixed income securities ranging 35-45% of total investments.

Accumulated other comprehensive loss at December 31, 2011 includes $19,012,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost: The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2012 is $806,000.

At December 31, 2011, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2012	3,272
2013	3,224
2014	3,234
2015	3,236
2016	3,245
2017-2021	15,467

$31,678

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company sponsors a defined contribution plan (the Defined Contribution Plan) for substantially all employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions and provide discretionary contributions. Effective March 2009, the Company suspended the participant match for all participants other than those covered by a union contract. Effective October 2010, the Company reinstated a 1% match for those same participants. Effective July 2011, the Company increased the match to 2% for those same participants. Contributions to the Defined Contribution Plan in 2011 and 2010 totaled approximately $446,000 and $332,000, respectively.

The Company has self-insured medical plans (the Medical Plans) covering substantially all domestic employees. The number of employees participating in the Medical Plans was approximately 715 and 693 at December 31, 2011 and 2010, respectively. The Medical Plans limit the Company’s annual obligations to fund claims to specified amounts per participant. The Company is adequately insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2011 and 2010, the Company charged approximately $3,979,000 and $4,771,000, respectively, to operations related to medical claims incurred and estimated, reinsurance premiums, and administrative costs for the Medical Plans.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans related to continuing operations totaled approximately $262,000 and $225,000 in 2011 and 2010, respectively. The aggregate benefit plan assets and accumulated benefit obligation of these plans are not significant.

(19)	Commitments and Contingencies

The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2011 are as follows (in thousands):

2012	2,025
2013	1,861
2014	1,594
2015	1,461
2016	1,461
2017 and thereafter	1,461

$9,863

Rent expense for the years ended December 31, 2011 and 2010 totaled approximately $2,332,000 and $2,494,000, respectively.

As of December 31, 2011, the Company had outstanding purchase commitments of approximately $14,154,000 primarily for the acquisition of inventory and manufacturing equipment.

The Company bears insurance risk as a member of a group captive insurance entity for certain general liability, automobile and workers’ compensation insurance programs, a self-insured worker’s compensation program and a self-insured employee health program. The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company monitors its estimated insurance-related liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company’s consolidated results of operations and financial condition. The Company believes that its present insurance coverage and level of accrued liabilities are adequate.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(20)	Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 3,000,000 shares of common stock were reserved for issuance under the 2004 Equity Plan. On May 11, 2010, the 2004 Equity Plan was replaced with the 2010 Sypris Omnibus Plan. A total of 3,655,088 shares of common stock were registered for issuance under the Plan. Additionally, awards under the 2004 Plan that are cancelled without having been fully exercised or vested are available again for new awards under the Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2011 and 2010 was 2,854,024 and 3,356,731, respectively.

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

The Company has certain stock compensation plans under which options to purchase common stock may be granted to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Stock option grants under the 2004 Equity Plan include both six and ten year lives along with graded vesting over three, four and five years of service. Stock option grants under the 2010 Omnibus Plan include a five year life along with vesting after three years of service.

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

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Years ended December 31,
	2011	2010
Expected life (years)	4.0	4.0
Expected volatility	91.3%	90.7%
Risk-free interest rates	2.24%	2.22%
Expected dividend yield	—	—

On March 2, 2010, the Company granted 302,000 restricted stock awards under a long-term incentive program, with cliff vesting at three years of service. The Company also granted 131,889 options on March 2, 2010 with a five year life and cliff vesting at three years of service. The Company also granted 27,500 options through administrative grants during 2010.

On April 1, 2011, the Company granted 317,500 restricted stock awards under a long-term incentive program, with cliff vesting at three years of service. The Company also granted 96,000 restricted stock awards on September 1, 2011 under a retention agreement, with cliff vesting on January 1, 2015. The Company also granted 200,000 options on April 1, 2011 with a five year life and cliff vesting at three years of service.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of the restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2011	1,026,977	$3.04
Granted	413,500	3.95
Vested	(264,224)	4.34
Forfeited	(30,500)	3.53

Nonvested shares at December 31, 2011	1,145,753	$3.05

The total fair value of shares vested during 2011 and 2010 was $1,146,000 and $384,000, respectively. In conjunction with the vesting of restricted shares and payment of taxes thereon, the Company received into treasury 91,713 and 50,780 restricted shares, respectively, at an average price of $4.74 and $2.74 per share, respectively, the closing market price on the date the restricted stock vested. Such repurchased shares were immediately cancelled.

The following table summarizes option activity for the year ended December 31, 2011:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,312,019	$4.96
Granted	200,000	4.11
Exercised	(14,185)	4.49
Forfeited	(12,500)	1.81
Expired	(300,401)	7.96

Outstanding at December 31, 2011	1,184,933	$4.10	2.29	$1,277,000

Exercisable at December 31, 2011	395,444	$7.35	0.73	$43,000

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2011 and 2010 was $2.69 and $2.03 per share, respectively. There were 14,185 options exercised in 2011 and no options exercised 2010. The total intrinsic value of options exercised was $3,000 during the year ended December 31, 2011.

As of December 31, 2011, there was $2,261,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of option shares vested was $43,000 and $146,000 during the years ended December 31, 2011 and 2010, respectively.

(21)	Stockholders’ Equity

Throughout 2011, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in accordance with the terms of our stockholder rights plan. However, on October 23, 2011, the stockholder rights plan expired. As a result, each outstanding share of our common stock is no longer accompanied by a right, there are no shares of Series A Preferred Stock currently outstanding, and we have no current plans to issue any such shares. Any future holders of Series A Preferred Stock, as currently designated, would have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company’s dissolution. Any such shares of Series A Preferred Stock would not be redeemable. However, the Company would be entitled to purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

The holders of our common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

The components of comprehensive income (loss), net of tax, are as follows for the periods indicated (in thousands):

	Years ended December 31,
	2011	2010

Net income (loss)	$7,907	$(10,204)

Other comprehensive income (loss):
Foreign currency translation adjustments	(4,863)	2,760
Unrealized gain on available-for-sale securities	1,685	—
Pension adjustments – U.S	(4,611)	160
Pension adjustments – Mexico	(57)	(57)

Total comprehensive income (loss)	$61	$(7,341)

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2011	2010

Foreign currency translation adjustments	$(6,807)	$(1,944)
Unrealized gain on available-for-sale securities	1,685	—
Employee benefit related adjustments, net of tax of $2,512 – U.S.	(16,500)	(11,889)
Employee benefit related adjustments – Mexico	(548)	(491)

Accumulated other comprehensive loss	$(22,170)	$(14,324)

(22)	Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of income (loss) from continuing operations before taxes are as follows (in thousands):

	Years ended December 31,
	2011	2010

Domestic	$(2,770)	$(13,307)
Foreign	13,826	4,603

	$11,056	$(8,704)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of income tax expense (benefit) applicable to continuing operations are as follows (in thousands):

	Years ended December 31,
	2011	2010
Current:
Federal	$176	$(219)
State	11	(64)
Foreign	1,926	683

Total current income tax expense	2,113	400

Deferred:
Federal	—	3,067
State	—	419
Foreign	508	(2,882)

Total deferred income tax expense	508	604

	$2,621	$1,004

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2011 and 2010 totaled $78,000 and $591,000, respectively. Foreign income taxes paid during 2011 and 2010 totaled $1,230,000 and $1,313,000, respectively. There were no foreign refunds received in 2011, and refunds of $3,200,000 were received in 2010. The 2010 foreign refund included $724,000 of interest and inflationary adjustments. There were no federal taxes paid in 2011 and 2010, and there were no federal refunds received in 2011. The Company received federal refunds of $261,000 in 2010. At December 31, 2011, the Company had $96,352,000 of federal net operating loss carryforwards available to offset future federal taxable income, which will expire in various amounts from 2024 to 2031.

At December 31, 2011, the Company had $31,212,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida. Such carryforwards reflect income tax losses incurred which will expire on December 31 of the following years (in thousands):

2018	$464
2026	627
2027	3,520
2028	8,316
2029	2,784
2030	7,621
2031	7,880

$31,212

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following is a reconciliation of income tax expense applicable to continuing operations to that computed by applying the federal statutory rate to loss from continuing operations before income taxes (in thousands):

	Years ended December 31,
	2011	2010

Federal tax expense (benefit) at the statutory rate	$3,665	$(3,046)
Current year permanent differences	(500)	(251)
State income taxes, net of federal tax impact	(562)	(519)
Dividend from foreign subsidiary	2,593	—
Mexican minimum taxes	—	252
Effect of tax rates of foreign subsidiaries	(758)	(1,395)
Currency translation effect on temporary differences	123	(364)
Valuation allowance	(2,172)	6,639
Prior year adjustment	208	—
Other	24	(312)

	$2,621	$1,004

Deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010

Deferred tax assets:
Compensation and benefit accruals	$2,900	$2,884
Inventory valuation	3,318	3,436
Federal and state net operating loss carryforwards	39,198	39,133
Deferred revenue	4,520	6,789
Accounts receivable allowance	138	215
Defined benefit pension plan	3,769	2,427
Foreign deferred revenue and other provisions	7,096	11,190
AMT credits	185	185
Other	1,457	668

	62,581	66,927
Domestic valuation allowance	(51,215)	(50,756)
Foreign valuation allowance	(1,492)	(4,320)

Total deferred tax assets	9,874	11,851

Deferred tax liabilities:
Depreciation	(4,270)	(4,981)

Total deferred tax liabilities	(4,270)	(4,981)

Net deferred tax asset	$5,604	$6,870

ASC 740, Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The domestic loss incurred in the year ended December 31, 2011, and the net cumulative loss for the current and prior two years, represents negative evidence under the provisions of ASC 740 requiring the Company to establish a valuation allowance against domestic deferred tax assets. This valuation allowance offsets assets associated with future tax deductions and carryforward items. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and certain non-U.S. tax benefits.

The gross deferred tax asset for the Company’s Mexican subsidiary was $7,096,000 and $11,190,000 as of December 31, 2011 and 2010, respectively. Included in this balance is a deferred tax asset associated with the impairment of marketable securities, which was the result of losses recorded for book purposes on the portion of such marketable securities allocated to the Mexican subsidiary. A full valuation allowance of $1,492,000 and $4,320,000 was applied to this specific deferred tax asset as of December 31, 2011 and 2010, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The net deferred tax asset balances of $5,604,000 and $6,870,000 at December 31, 2011 and 2010, respectively, are attributable to the Mexican subsidiary. The Company has been profitable in Mexico in the past and anticipates continuing profitability in the future.

The ASC Income Tax topic includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financials. Specifically, the guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits as of December 31, 2011 and 2010 was $200,000. There were no changes to the unrecognized tax benefit balance during the years ended December 31, 2011 and December 31, 2010.

If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire balance at December 31, 2011 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, the Company does not have an accrual for the payment of tax-related interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2008 through 2011, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested outside the U.S. indefinitely. The cumulative amount of unremitted income for which income taxes have not been provided totaled $8.0 million at December 31, 2011. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

(23)	Earnings (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 652,000 potential common shares excluded from diluted earnings per share for the year ended December 31, 2011, because the effect of inclusion would be anti-dilutive. All potential common shares were excluded from earnings per share for the year ended December 31, 2010 because the effect of inclusion would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Years ended December 31,
	2011	2010
Earnings attributable to stockholders:
Income (loss) from continuing operations attributable to stockholders	$8,435	$(9,708)
Discontinued operations, net of tax	(528)	(496)

Net income (loss)	$7,907	$(10,204)
Less distributed and undistributed earnings allocable to restricted award holders	(399)	—

Net income (loss) allocable to common stockholders	$7,508	$(10,204)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years ended December 31,
	2011	2010
Basic earnings (loss) per common share attributable to stockholders:
Continuing operations	$0.43	$(0.52)
Discontinued operations	(0.03)	(0.03)

Net income (loss)	$0.40	$(0.55)

Diluted earnings (loss) per common share attributable to stockholders:
Continuing operations	$0.43	$(0.52)
Discontinued operations	(0.03)	(0.03)

Net income (loss)	$0.40	$(0.55)

Weighted average shares outstanding – basic	18,823	18,605
Weighted average additional shares assuming conversion of potential common shares	185	—

Weighted average shares outstanding – diluted	19,008	18,605

(24)	Segment Information

The Company is organized into two business groups, the Industrial Group and the Electronics Group. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies, and workforce skills of the segments. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. The Electronics Group provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems. Revenue derived from outsourced services for the Industrial Group accounted for 77% and 67% of total net revenue in 2011 and 2010, respectively. Revenue derived from outsourced services for the Electronics Group accounted for 7% and 16% of total net revenue in 2011 and 2010, respectively. There was no intersegment net revenue recognized for any year presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Years ended December 31,
	2011	2010

Net revenue from unaffiliated customers:
Industrial Group	$273,305	$191,154
Electronics Group	62,320	75,500

	$335,625	$266,654

Gross profit:
Industrial Group	$27,343	$9,002
Electronics Group	7,886	15,893

	$35,229	$24,895

Restructuring expense, net:
Industrial Group	$231	$964
Electronics Group	—	1,332

	$231	$2,296

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	115,257	115,257
	Years ended December 31,
	2011	2010

Operating income (loss):
Industrial Group	$20,599	$(1,083)
Electronics Group	(5,785)	1,965
General, corporate and other	(8,630)	(8,295)

	$6,184	$(7,413)

Depreciation and amortization:
Industrial Group	$12,191	$12,477
Electronics Group	1,856	2,048
General, corporate and other	169	199

	$14,216	$14,724

Capital expenditures:
Industrial Group	$5,319	$1,255
Electronics Group	1,382	978
General, corporate and other	147	—

	$6,848	$2,233

	(115,257	(115,257
	December 31,
	2011	2010

Total assets:
Industrial Group	$128,386	$127,432
Electronics Group	32,277	42,910
General, corporate and other	15,062	9,350

	$175,725	$179,692

Total liabilities:
Industrial Group	$90,669	$78,056
Electronics Group	8,336	13,036
General, corporate and other	16,252	28,802

	$115,257	$119,894

The Company’s export sales from the U.S. totaled $37,914,000 and $28,488,000 in 2011 and 2010, respectively. Approximately $99,074,000 and $63,805,000 of net revenue in 2011 and 2010, respectively, and $17,527,000 and $21,298,000 of long lived assets at December 31, 2011 and 2010, respectively, and net assets of $16,697,000 and $28,874,000 at December 31, 2011 and 2010 relate to the Company’s international operations.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(25)	Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the consolidated statements of operations by quarter for the years ended December 31, 2011 and 2010:

	2011				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except for per share data)

Net revenue	$75,810	$85,058	$91,177	$83,580	$62,903	$63,106	$73,412	$67,233
Gross profit	8,148	8,111	10,263	8,707	5,768	4,592	7,225	7,310
Operating income (loss)	3,894	219	1,554	517	(1,158)	(3,498)	(803)	(1,954)
Net income (loss) continuing operations	2,502	(1,550)	6,082	1,401	(2,424)	(3,964)	(1,695)	(1,625)
Net loss discontinued operations	(450)	—	—	(78)	—	(300)	(196)	—

Net income (loss)	2,052	(1,550)	6,082	1,323	(2,424)	(4,264)	(1,891)	(1,625)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.13	$(0.08)	$0.30	$0.07	$(0.13)	$(0.21)	$(0.09)	$(0.09)
Loss per share from discontinued operations	(0.02)	—	—	(0.00)	—	(0.02)	(0.01)	—

Net income (loss) per share	$0.11	$(0.08)	$0.30	$0.07	$(0.13)	$(0.23)	$(0.10)	$(0.09)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.12	$(0.08)	$0.30	$0.07	$(0.13)	$(0.21)	$(0.09)	$(0.09)
Loss per share from discontinued operations	(0.02)	—	—	(0.00)	—	(0.02)	(0.01)	—

Net income (loss) per share	$0.10	$(0.08)	$0.30	$0.07	$(0.13)	$(0.23)	$(0.10)	$(0.09)

Cash dividends declared per common share	$—	$—	$—	$—	$—	$—	$—	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The management of Sypris Solutions, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included in Part II, Item 8 of this Annual Report on Form 10-K. Additionally, Ernst & Young LLP, our independent auditors and a registered public accounting firm, has issued a report on Sypris Solutions, Inc.’s internal control over financial reporting, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has adopted a Code of Business Conduct that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. The Company has made the Code of Business Conduct and any amendments and waivers available on its website at www.sypris.com.

Item 11.	Executive Compensation

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2011 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2011,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	1,184,933	(1)	$4.10	2,854,024	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	1,184,933		$4.10	2,854,024

(1)	Consists of (a) 43,329 outstanding options under the 1994 Independent Directors’ Stock Option Plan, which Plan expired on October 27, 2004, (b) 916,604 outstanding options under the 2004 Equity Plan, (c) and 225,000 outstanding options under the 2010 Omnibus Plan.
(2)	Shares remaining available for issuance under the 2010 Omnibus Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are included.

2.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2002 (No. 333-87880)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed October 31, 2011 (Commission File No. 000-24020)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999 (Commission File No. 000-24020)).

10.1.1	Amended and Restated Loan Agreement dated as of April 6, 2007 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and JP Morgan Chase Bank, N.A., LaSalle Bank National Association, and National City Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007 (Commission File No. 000-24020)).

10.1.2	2007A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated September 17, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

10.1.3	2009A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated April 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A filed on November 20, 2009 (Commission File No. 000-24020)).

10.1.4	2009B Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated October 26, 2009 (incorporated by reference to Exhibit 10.6.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2009 filed on March 23, 2010 (Commission File No. 000-24020)).

Exhibit Number	Description

10.2	Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of June 10, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

10.2.1	First Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.2.2	Second Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson-Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of March 13, 2006 (incorporated by reference to Exhibit 10.7.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 15, 2006 (Commission File No. 000-24020)).

10.2.3	Third Amendment to the Note Purchase Agreement dated as of April 6, 2007 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and The Guardian Life Insurance Company Of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 11, 2007 (Commission File No. 000-24020)).

10.2.4	Fourth Amendment to the Note Purchase Agreement dated as of April 1, 2009 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and The Guardian Life Insurance Company Of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A filed on November 20, 2009 (Commission File No. 000-24020)).

10.2.5	Security Interest Agreement dated April 6, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 11, 2007 (Commission File No. 000-24020)).

10.3	Revolving Credit and Security Agreement between PNC Bank, National Association, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc. and Sypris Technologies Mexican Holdings, LLC dated as of May 12, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2011 (Commission File No. 000-24020)).

10.4	Lease between John Hancock Mutual Life Insurance Company and Honeywell, Inc. dated April 27, 1979; related Notice of Assignment from John Hancock Mutual Life Insurance Company to Sweetwell Industrial Associates, L.P., dated July 10, 1986; related Assignment and Assumption of Lease between Honeywell, Inc. and Defense Communications Products Corporation (prior name of Group Technologies Corporation) dated May 21, 1989; and related Amendment I to Lease Agreement between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 25, 1991, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

Exhibit Number	Description

10.4.1	Agreement related to Fifth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 12, 2006, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 filed on March 14, 2007 (Commission File No. 000-24020)).

10.4.2	Agreement related to Sixth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated August 13, 2008, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2008 filed on November 5, 2008 (Commission File No. 000-24020)).

10.5*	Sypris Solutions, Inc. Independent Directors’ Stock Option Plan as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87882)).

10.6*	Sypris Solutions, Inc., Directors Compensation Program As Amended and Restated Effective February 24, 2004 and as amended December 15, 2004, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.7*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on December 17, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 (Commission File No. 000-24020)).

10.8*	Form of 2009 Sypris Three-Year Bonus Agreement, effective as of May 12, 2009. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended July 5, 2009 filed on August 18, 2009 (Commission File No. 000-24020)).

10.9*	2004 Sypris Equity Plan effective as of April 27, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.10*	2010 Sypris Omnibus Plan effective as of May 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2010 (Commission File No. 333-166951)).

10.11*	Amended Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.12*	Amended 2010 Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 18, 2010 (Commission File No. 000-24020)).

10.13*	Form of Employment Agreement between Sypris Solutions, Inc. and participants in the Sypris Solutions, Inc. Executive Long-Term Incentive Program for 2010 dated March 2, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 18, 2010 (Commission File No. 000-24020)).

10.14*	Form of Employment Agreement between Sypris Solutions, Inc. and participants in the Sypris Solutions, Inc. Executive Long-Term Incentive Program for 2011 dated March 2, 2011 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K filed on March 15, 2011 (Commission File No. 000-24020)).

10.15	Preliminary Settlement Agreement between Sypris Solutions, Inc, and Dana Corporation (Debtor in Possession) dated May 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2006 (Commission File No. 000-24020)).

10.16*	Form of Standard Terms of Executive Awards Granted Under the 2008 Stock Option Exchange Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 4, 2008 (Commission File No. 000-24020)).

Exhibit Number	Description

10.17	Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007, replaces redacted copy of Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2008 (Commission File No. 000-24020)).

10.18	Redacted copy of Supply Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

10.19*	Executive Equity Repurchase Agreement dated December 20, 2011.

21	Subsidiaries of the Company

23	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2012.

SYPRIS SOLUTIONS, INC.
(Registrant)

/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2012:

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