Form 10-Q
period 2012-04-01
SYPRIS SOLUTIONS INC
filed 2012-05-15
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 1, 2012

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

As of May 4, 2012, the Registrant had 20,201,743 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Unaudited)
Net revenue:
Outsourced services	$81,282	$61,507
Products	15,181	14,303

Total net revenue	96,463	75,810
Cost of sales:
Outsourced services	72,014	56,171
Products	11,935	11,491

Total cost of sales	83,949	67,662

Gross profit	12,514	8,148
Selling, general and administrative	7,595	6,863
Research and development	394	616
Amortization of intangible assets	22	28
Nonrecurring (income) expense, net	0	(3,000)
Restructuring (income) expense, net	0	(253)

Operating income	4,503	3,894
Interest expense, net	117	729
Other (income) expense, net	(2,074)	231

Income from continuing operations, before taxes	6,460	2,934
Income tax expense	949	432

Income from continuing operations	5,511	2,502
Loss from discontinued operations, net of tax	(223)	(450)

Net income	$5,288	$2,052

Basic income (loss) per share:
Income per share from continuing operations	$0.28	$0.13
Loss per share from discontinued operations	(0.01)	(0.02)

Net income per share	$0.27	$0.11

Diluted income (loss) per share:
Income per share from continuing operations	$0.28	$0.12
Loss per share from discontinued operations	(0.01)	(0.02)

Net income per share	$0.27	$0.10

Weighted average shares outstanding:
Basic	18,938	18,734
Diluted	19,148	18,933
Dividends declared per common share	$0.02	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Unaudited)
Net income	$5,288	$2,052
Other comprehensive income:
Foreign currency translation adjustments, net of tax	2,337	1,574
Unrealized gain on available-for-sale securities, net of tax	482	0

Other comprehensive income, net of tax	2,819	1,574

Comprehensive income	$8,107	$3,626

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	April 1, 2012	December 31, 2011
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$19,172	$18,173
Accounts receivable, net	60,547	42,984
Inventory, net	38,946	33,621
Other current assets	3,612	3,468
Assets held for sale	0	1,739

Total current assets	122,277	99,985

Restricted cash	3,000	3,000
Investment in marketable securities	2,231	1,749
Property, plant and equipment, net	56,624	56,891
Goodwill	6,900	6,900
Other assets	7,920	7,200

Total assets	$198,952	$175,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,326	$51,303
Accrued liabilities	25,289	23,569

Total current liabilities	88,615	74,872

Long-term debt	9,000	10,000
Other liabilities	33,187	30,385

Total liabilities	130,802	115,257
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,293,907 shares issued and 20,166,842 outstanding in 2012 and 20,108,635 shares issued and 19,955,401 outstanding in 2011	203	201
Additional paid-in capital	149,130	149,160
Retained deficit	(61,831)	(66,722)
Accumulated other comprehensive loss	(19,351)	(22,170)
Treasury stock, 127,065 and 113,234 shares in 2012 and 2011, respectively	(1)	(1)

Total stockholders’ equity	68,150	60,468

Total liabilities and stockholders’ equity	$198,952	$175,725

Note: The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Unaudited)
Cash flows from operating activities:
Net income	$5,288	$2,052
Loss from discontinued operations	(223)	(450)

Income from continuing operations	5,511	2,502
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,073	3,637
Stock-based compensation expense	439	232
Deferred revenue recognized	(1,973)	(1,721)
Deferred loan costs recognized	19	96
Gain on sale of assets	(2,612)	(460)
Provision for excess and obsolete inventory	409	413
Other noncash items	901	625
Contributions to pension plans	(446)	(32)
Changes in operating assets and liabilities:
Accounts receivable	(17,719)	(9,599)
Inventory	(5,649)	(5,516)
Other current assets	(554)	489
Accounts payable	12,193	11,304
Accrued and other liabilities	5,471	(1,257)

Net cash (used in) provided by operating activities	(937)	713
Cash flows from investing activities:
Capital expenditures, net	(1,444)	(1,378)
Proceeds from sale of assets	4,481	463
Changes in nonoperating assets and liabilities	(90)	22

Net cash provided by (used in) investing activities	2,947	(893)
Cash flows from financing activities:
Net change in debt under revolving credit agreements	(1,000)	1,000
Common stock repurchases	(11)	0
Proceeds from the issuance of common stock	0	16

Net cash (used in) provided by financing activities	(1,011)	1,016

Net increase in cash and cash equivalents	999	836
Cash and cash equivalents at beginning of period	18,173	16,592

Cash and cash equivalents at end of period	$19,172	$17,428

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its Industrial and Electronics Groups (Note 13).

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”) and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico and Denmark and serve a wide variety of domestic and international customers. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended April 1, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2011 as presented in the Company’s Annual Report on Form 10-K.

(3)	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 became effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. For the first quarter of 2012, we elected the two consecutive financial statements approach. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial position, results of operations or cash flows.

(4)	Discontinued Operations

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, Inc. for $39,000,000, of which $3,000,000 was deposited in an escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company and is classified as restricted cash on the Company’s consolidated balance sheets. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. The Company estimates that its total liability arising from this claim will not exceed $946,000. The Company also incurred legal expenses of $223,000 during the three months ended April 1, 2012 in connection with the claim. These charges are included in loss from discontinued operations, net of tax in the consolidated statement of operations. The Company has paid $196,000 related to the claim as of April 1, 2012. The remaining amount of $750,000 has been reserved in accrued liabilities on the Company’s consolidated balance sheets. There can be no assurance that similar potential claims will not emerge in the future or that relevant facts and circumstances will not change, necessitating future changes to an estimated liability.

(5)	Nonrecurring (Income) Expense, Net

During the three months ended April 3, 2011, the Company recognized a gain of $3,000,000 in connection with a settlement regarding prior year volumes with one of its customers within the Industrial Group.

(6)	Restructuring and Impairment Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton, Ohio facility, significant reductions in the workforce in its Marion, Ohio facility and the integration of its Electronics Group subsidiaries. The purpose of the restructuring program was to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis. The restructuring program was substantially complete as of April 1, 2012, and no charges were recorded during the three months ended April 1, 2012. As a result of the Company’s restructuring program, we recorded a gain of $253,000 related to these initiatives during the three months ended April 3, 2011, which is included in restructuring (income) expense, net on the consolidated statement of operations. The gain for the period consisted of a $381,000 gain on the sale of assets that had previously been impaired partially offset by equipment relocation costs and mothball costs associated with closed or partially closed facilities. Of the aggregate $55,309,000 of pre-tax costs for the total program, $16,692,000 will be cash expenditures, the majority of which has been spent as of April 1, 2012.

The total pre-tax costs of $55,309,000 includes $23,138,000 within the Industrial Group and $32,171,000 within the Electronics Group.

(7)	Assets Held for Sale

During 2011, the Company entered into agreements to sell certain assets and liabilities within the Industrial Group. These assets were subsequently sold during the first quarter of 2012. The following assets and liabilities have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

	April 1, 2012	December 31, 2011
Land and land improvements	$—	$313
Buildings and building improvements	—	1,575
Machinery, equipment, furniture and fixtures	—	1,721
Accumulated depreciation	—	(1,687)
Other assets	—	192
Accrued liabilities	—	(375)

	$—	$1,739

(8)	Other (Income) Expense, Net

During the three months ended April 1, 2012, the Company recognized net gains of $2,612,000 related to the disposition of idle assets. Additionally, the Company recognized foreign currency translation losses of $606,000 for the three months ended April 1, 2012 related to the U.S. dollar denominated monetary asset position of our Mexican subsidiary for which the Mexican peso is the functional currency. For the three months ended April 3, 2011, the Company recognized net gains of $79,000 related to the disposition of idle assets and foreign currency translation losses of $423,000. The gains and losses are included in other (income) expense, net on the consolidated statements of operations.

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

The Claim provided to Sypris was agreed to by Sypris and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, Sypris recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement. For the three months ended April 1, 2012 and April 3, 2011, the Company recognized into revenue $1,973,000 and $1,721,000, respectively, related to the Claim.

On August 31, 2011, the Company received 143,966 shares of Dana common stock, representing the final distribution to be received in conjunction with the settlement. At April 1, 2012, the cost basis and fair value of the Company’s holdings of Dana common stock amounted to $64,000 and $2,231,000, respectively.

(10)	Earnings (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 612,000 and 343,000 potential common shares excluded from diluted earnings per share for the three months ended April 1, 2012 and April 3, 2011, respectively.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Unaudited)
Earnings attributable to stockholders:
Income from continuing operations attributable to stockholders	$5,511	$2,502
Discontinued operations, net of tax	(223)	(450)

Net income	$5,288	$2,052
Less undistributed earnings allocable to restricted award holders	(197)	(83)
Less dividends declared attributed to restricted award holders	(13)	—

Net income allocable to common stockholders	$5,078	$1,969

Basic earnings (loss) per common share attributable to stockholders:
Continuing operations	$0.28	$0.13
Discontinued operations	(0.01)	(0.02)

Net income	$0.27	$0.11

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Unaudited)
Diluted earnings (loss) per common share attributable to stockholders:
Continuing operations	$0.28	$0.12
Discontinued operations	(0.01)	(0.02)

Net income	$0.27	$0.10

Weighted average shares outstanding-basic	18,938	18,734
Weighted average additional shares assuming conversion of potential common shares	210	199

Weighted average shares outstanding-diluted	19,148	18,933

(11)	Inventory

Inventory consisted of the following (in thousands):

	April 1, 2012	December 31, 2011
	(Unaudited)
Raw materials	$25,904	$19,719
Work in process	14,915	13,093
Finished goods	4,983	7,451
Reserve for excess and obsolete inventory	(6,856)	(6,642)

	$38,946	$33,621

(12)	Investment in Marketable Securities

The Company’s investment in marketable securities consists exclusively of shares of Dana common stock. The Company’s investment in Dana common stock is classified as an available-for-sale security in accordance with ASC 320-10-25 and measured at fair value as determined by a quoted market price (a level 1 valuation under ASC 820-10). The related unrealized holding gains are excluded from operations and recorded in accumulated other comprehensive loss on the consolidated balance sheets. At April 1, 2012 and December 31, 2011, the Company owned 143,966 common shares of Dana with a market value of $15.50 and $12.15 per share, respectively. At April 1, 2012 and December 31, 2011, the gross unrealized gain was approximately $2,167,000 and $1,685,000, respectively. Realized gains and losses and declines in value judged to be other-than-temporary will be included in other income or expense, if and when recorded. In accordance with ASC 820-10, the fair value of the shares was valued based on quoted market prices in active markets for identical shares at April 1, 2012 and December 31, 2011.

The following table summarizes marketable securities as of April 1, 2012 and December 31, 2011 (in thousands):

	Basis	Gross Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Fair Value At Quoted Prices in Active Markets (Level 1)
Marketable securities, April 1, 2012	$64	$2,167	$—	$2,231
Marketable securities, December 31, 2011	$64	$1,685	$—	$1,749

(13)	Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$82,522	$59,550
Electronics Group	13,941	16,260

	$96,463	$75,810

Gross profit:
Industrial Group	$9,922	$5,132
Electronics Group	2,592	3,016

	$12,514	$8,148

Operating income (loss):
Industrial Group	$7,356	$6,015
Electronics Group	(264)	108
General, corporate and other	(2,589)	(2,229)

	$4,503	$3,894

	April 1, 2012	December 31, 2011
	(Unaudited)
Total assets:
Industrial Group	$143,557	$128,386
Electronics Group	40,836	32,277
General corporate and other	14,559	15,062

	$198,952	$175,725

(14)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of April 1, 2012 and December 31, 2011 was $953,000 and $914,000, respectively. The Company’s warranty expense for the three months ended April 1, 2012 and April 3, 2011 was $105,000 and $69,000, respectively.

Additionally, the Company sells three and five-year extended warranties for certain link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of April 1, 2012 and December 31, 2011, the Company had deferred $2,732,000 and $2,536,000, respectively, related to extended warranties.

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

As of April 1, 2012, the Company had outstanding purchase commitments of approximately $8,136,000, primarily for the acquisition of inventory and manufacturing equipment. As of April 1, 2012, the Company also had outstanding letters of credit approximating $989,969 primarily under the aforementioned captive insurance program.

(15)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 35% and for its foreign operations at a statutory rate of 30% in 2012 and 2011. The Company’s foreign operations are also subject to minimum income taxes in periods where positive cash flows exceed taxable income. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

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

(16)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Unaudited)
Service cost	$10	$11
Interest cost on projected benefit obligation	466	579
Net amortizations, deferrals and other costs	201	139
Expected return on plan assets	(608)	(604)

	$69	$125

(17)	Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive loss consists of accumulated net unrealized gains on available-for-sale investments, employee benefit related adjustments and foreign currency translation adjustments.

The components of comprehensive income, net of tax, are as follows for the periods indicated (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Unaudited)
Net income	$5,288	$2,052
Other comprehensive income:
Foreign currency translation adjustments	2,337	1,574
Unrealized gain on available-for-sale securities	482	—

Total comprehensive income	$8,107	$3,626

Accumulated other comprehensive loss consisted of the following (in thousands):

	April 1, 2012	December 31, 2011
	(Unaudited)
Unrealized gain on available-for-sale securities	$2,167	$1,685
Foreign currency translation adjustments	(4,470)	(6,807)
Employee benefit related adjustments, net of tax of $2,512 – U.S.	(16,500)	(16,500)
Employee benefit related adjustments – Mexico	(548)	(548)

Accumulated other comprehensive loss	$(19,351)	$(22,170)

(18)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at April 1, 2012 and December 31, 2011 under the Company’s Credit Facility approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

We focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management. These contracts, many of which are sole-source by part number and are for terms of up to four years, enable us to invest in leading-edge processes or technologies to help our customers remain competitive. The productivity, flexibility and economies of scale that can result offer an important opportunity for differentiating ourselves from our competitors when it comes to cost, quality, reliability and customer service.

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

Results of Operations

The table below compares our segment and consolidated results for the first quarterly period of operations of 2012 to the first quarterly period of operations of 2011. It presents the results for each period, the change in those results from 2011 to 2012 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended April 1, 2012 Compared to Three Months Ended April 3, 2011

	Three Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	April 1, 2012	April 3, 2011	Favorable (Unfavorable)	Favorable (Unfavorable)	April 1, 2012	April 3, 2011
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$82,522	$59,550	$22,972	38.6%	85.5%	78.6%
Electronics Group	13,941	16,260	(2,319)	(14.3)	14.5	21.4

Total	96,463	75,810	20,653	27.2	100.0	100.0
Cost of sales:
Industrial Group	72,600	54,418	(18,182)	(33.4)	88.0	91.4
Electronics Group	11,349	13,244	1,895	14.3	81.4	81.5

Total	83,949	67,662	(16,287)	(24.1)	87.0	89.3
Gross profit:
Industrial Group	9,922	5,132	4,790	93.3	12.0	8.6
Electronics Group	2,592	3,016	(424)	(14.1)	18.6	18.5

Total	12,514	8,148	4,366	53.6	13.0	10.7
Selling, general and administrative	7,595	6,863	(732)	(10.7)	7.9	9.1
Research and development	394	616	222	36.0	0.4	0.8
Amortization of intangible assets	22	28	6	21.4	0.0	0.0
Nonrecurring (income) expense, net	—	(3,000)	(3,000)	NM	—	(4.0)
Restructuring (income) expense, net	—	(253)	(253)	NM	—	(0.3)

Operating income	4,503	3,894	609	15.6	4.7	5.1
Interest expense, net	117	729	612	84.0	0.1	0.9
Other (income) expense, net	(2,074)	231	2,305	NM	(2.1)	0.3

Income from continuing operations before taxes	6,460	2,934	3,526	120.2	6.7	3.9
Income tax expense	949	432	(517)	(119.7)	1.0	0.6

Income from continuing operations	5,511	2,502	3,009	120.3	5.7	3.3
Loss from discontinued operations, net of tax	(223)	(450)	227	50.4	(0.2)	(0.6)

Net income	$5,288	$2,052	$3,236	157.7	5.5%	2.7%

Net Revenue. The Industrial Group primarily derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group increased 38.6% or $23.0 million for the three months ended April 1, 2012 compared to the first quarter of 2011. Increased volumes for heavy duty commercial truck components resulted in increased revenue of $18.5 million for the first quarter of 2012. Specialty closure products resulted in increased revenue of $2.1 million. Manufacturing services for a new commercial vehicle customer resulted in increased revenue of $0.8 million for the first quarter of 2012. Increased volumes for the off-highway business contributed $0.5 million for the first quarter of 2012. Increased steel prices, which are contractually passed through to customers under certain contracts, and pricing adjustments also resulted in increased revenue of approximately $2.2 million. Partially offsetting these increases was a decline of $1.1 million in trailer axle and light vehicle volumes.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group for the first quarter of 2012 decreased 14.3% or $2.3 million compared to the same period in 2011, primarily due to the completion of certain electronic manufacturing and engineering services programs. The Company is currently developing new products and pursuing new programs to replenish its revenue stream within the Electronics Group; however, due to the anticipated development and book-to-bill cycle time, these efforts are not expected to result in significant revenue in 2012. Additionally, the Company’s outlook continues to be negatively affected by budgetary and funding uncertainty within the U.S. Department of Defense.

Gross Profit. The Industrial Group’s gross profit increased $4.8 million to $9.9 million in the first quarter of 2012 as compared to $5.1 million in the first quarter of 2011. The increase in sales volume across the previously discussed product and service offerings resulted in an increase in gross profit of approximately $4.4 million. The Industrial Group also realized an increase in gross profit of $0.3 million as a result of the weakening of the Mexican peso as compared to the same period of 2011.

The Electronics Group’s gross profit decreased $0.4 million in the first quarter of 2012 compared to the same period in 2011, primarily as a result of lower revenues. Gross profit as a percentage of revenue in the first quarter of 2012 was 18.6% as compared to 18.5% in the same period of 2011.

Selling, General and Administrative. In the first quarter of 2012, selling, general and administrative expense increased $0.7 million as compared to the same period in 2011, but decreased as a percentage of revenue to 7.9% as compared to 9.1% in the first quarter of 2011. The Company has continued to limit increases in controllable general and administrative expenses as revenues have increased in its Industrial Group.

Research and Development. Research and development costs decreased $0.2 million to $0.4 million in the first quarter of 2012 as compared to the same period of 2011. The Company expects research and development costs to increase in 2012 in support of the Electronics Group’s product and technology development activities.

Nonrecurring (Income) Expense, Net. During the three months ended April 3, 2011, the Company recognized a gain of $3.0 million in connection with a settlement regarding prior year volumes with one of its customers.

Restructuring (Income) Expense, Net. We recorded a gain of $0.3 million related to these initiatives during the three months ended April 3, 2011 related to the Company’s restructuring program, which is included in restructuring (income) expense, net on the consolidated statement of operations. The gain for the period consisted of a $0.4 million gain on the sale of assets that had previously been impaired partially offset by equipment relocation costs and mothball costs associated with closed or partially closed facilities. The restructuring program was complete as of April 1, 2012, and no charges were recorded during the three months ended April 1, 2012. See Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Expense. Interest expense for the first quarter of 2012 decreased $0.6 million due to a decrease in the weighted average interest rate applicable to our outstanding debt and due to a decrease in our weighted average debt outstanding. The weighted average interest rate decreased to 2.6% in the first quarter of 2012 as compared to 11.6% in the first quarter of 2011, reflecting lower rates under the Company’s new credit facility entered into on May 12, 2011 (the “Credit Facility”). Additionally, our weighted average debt outstanding decreased to $9.3 million for the first quarter of 2012 from $18.3 million during the first quarter of 2011.

Other (Income) Expense, Net. The Company recognized other income of $2.1 million for the three months ended April 1, 2012 compared to other expense of $0.2 million for the three months ended April 3, 2011. Other income, net for the three months ended April 1, 2012 includes gains of $2.6 million from the sale of idle assets within the Industrial Group. Partially offsetting these gains were foreign currency translation losses of $0.6 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiary for which the Mexican peso is the functional currency. Other expense, net for the three months ended April 3, 2011 includes foreign currency translation losses of $0.4 million partially offset by gains of $0.1 million from the sale of idle assets.

Income Tax Expense. Income tax expense for the first quarter of 2012 increased to $0.9 million as compared to $0.4 million in the first quarter of 2011. The $0.9 million income tax expense includes $0.8 million of tax on foreign operations at the statutory rate of 30% and $0.1 million of state tax from U.S. operations. In the U.S., our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no federal income tax recognized on the pre-tax income or losses in the U.S. as valuation allowance adjustments offset the associated tax effect. As such, our effective income tax rate (approximately 15%) is lower than the U.S. federal statutory rate of 35%.

Discontinued Operations. On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, Inc. for $39.0 million. In accordance with requirements of ASC 205-20-45, Discontinued Operations—Other Presentation Matters, the results of the Test & Measurement segment have been reported as discontinued operations for all periods presented. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. The Company estimates that its total liability arising from this claim will not exceed approximately $0.9 million, of which $0.5 million was charged to loss for discontinued operations, net of tax for the three months ended April 3, 2011. The Company also incurred legal expenses of $0.2 million during the three months ended April 1, 2012 in connection with the claim. These charges are included in loss from discontinued operations, net of tax in the consolidated statement of operations.

Liquidity, Capital Resources

Borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on a specified percentage of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. At April 1, 2012, we had total excess availability under the Credit Facility of $34.3 million along with an unrestricted cash balance of $19.2 million, which provides for total cash and available borrowing capacity of $53.5 million. Approximately $9.0 million of the unrestricted cash balance relates to our Mexican subsidiaries. Standby letters of credit up to a maximum of $5.0 million may be issued under the Credit Facility, of which $1.0 million were issued at April 1, 2012. Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

The Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, pay dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates. In addition, if the Company’s availability under the Credit Facility falls below $6 million (or $8 million for a period of 5 or more consecutive days), the Company must maintain a fixed charge coverage ratio of at least 1.15 to 1.00.

We also had purchase commitments totaling approximately $8.1 million at April 1, 2012, primarily for inventory and manufacturing equipment.

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

As a result of a decline in the overall economy, we took significant actions throughout 2009, 2010 and 2011 to reduce our cost base and improve profitability, including various plant shutdowns and other workforce reductions. Based on our current forecast for 2012 and 2013, we expect to be able to meet the financial covenants of our Credit Facility and have sufficient liquidity to finance our operations for at least the next twelve months. However, changing business, regulatory and economic conditions may mean that actual results will vary from our forecasts.

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

Financial Condition

Operating Activities. Net cash used by operating activities was $0.9 million in the first three months of 2012, as compared to net cash provided by operating activities of $0.7 million in the same period of 2011. Cash of $17.7 million was used to finance increased accounts receivables in the first three months of 2012 resulting from the higher revenues within our Industrial Group in 2012 as compared to the same period of 2011. Increases in accounts payable provided cash of $7.0 million within the Industrial Group and $5.4 million within the Electronics Group. The increase in accounts payable within the Electronics Group is primarily the result of a $5.1 million customer funded purchase of an inventory component to be shipped in future periods, which also resulted in a corresponding increase in inventory within the Electronics Group. The $5.1 million accounts payable for this purchase will be paid by the Company in the second quarter of 2012. The customer’s prepayment to the Company for this purchase resulted in an increase in other liabilities of $5.1 million during the first quarter of 2012. This liability will be recognized as deferred revenue in future periods as the related product ships.

Investing Activities. Net cash provided by investing activities was $2.9 million for the first three months of 2012 as compared to cash used of $0.9 million for the first three months of 2011. Net cash provided by investing activities for the first three months of 2012 included proceeds of $4.5 million from the sale of idle assets within the Industrial Group, partially offset by $1.4 million of capital expenditures during the first three months of 2012. Net cash used by investing activities for the first three months of 2011 included $1.4 million of capital expenditures partially offset by proceeds of $0.5 million from the sale of certain idle assets within the Industrial Group.

Financing Activities. Net cash used in financing activities was $1.0 million in the first three months of 2012 as compared to cash provided of $1.0 million during the first three months of 2011. We reduced debt by $1.0 million on the Credit Facility during the first three months of 2012 as compared to $1.0 million of additional borrowings under the Company’s former revolving credit facility during the first three months of 2011.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes in our critical accounting policies during the first quarter of 2012.

Forward-looking Statements

This Quarterly Report on Form 10-Q, and our other oral or written communications, may contain “forward-looking” statements. These statements may include our expectations or projections about the future of our industries, business strategies, potential acquisitions or financial results and our views about developments beyond our control, including domestic or global economic conditions, trends and market developments. These statements are based on management’s views and assumptions at the time originally made, and, except as required by law, we undertake no obligation to update these statements, even if, for example, they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views will come to pass, and undue reliance should not be placed on these forward-looking statements.

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: declining revenues in our aerospace and defense business lines as we transition from legacy products and services into new market segments and technologies; dependence on, recruitment or retention of key employees; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; U.S. government spending on products and services that our Electronics Group provides, including the timing of budgetary decisions; our ability to develop new products and programs within the Electronics Group; cyber security threats and disruptions; potential impairments, non-recoverability or write-offs of goodwill, assets or deferred costs, including capitalized pre-contract costs related to the development of a replacement for certain aerospace and defense products; potential liabilities associated with discontinued operations, including post-closing indemnifications or claims related to business or asset dispositions; our inability to successfully launch or sustain new or next generation programs or product features, especially in accordance with budgets or committed delivery schedules; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions (in each case including FCPA, OSHA and Federal Acquisition Regulations, among others); inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; pension valuation, health care or other benefit costs; labor relations; strikes; union negotiations; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; breakdowns, relocations or major repairs of machinery and equipment; changes or delays in government or other customer budgets, funding or programs; potential weaknesses in internal controls over financial reporting and enterprise risk management; the cost, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; disputes or litigation, involving customer, supplier, lessor, landlord, creditor, stockholder, product liability or environmental claims; the costs and supply of debt, equity capital, or insurance; fees, costs or other dilutive effects of refinancing, compliance with covenants; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; failure to adequately insure or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to provide the quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements,” in Part I—Item 2 of this Quarterly Report on Form 10-Q and in Part I—Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In addition, our Electronics Group, as a U.S. defense contractor, and our Company overall, face cyber security threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures and natural disasters.

We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information, as do our customers, suppliers and subcontractors. Prior cyber attacks directed at us have not had a material impact on our financial results, and we believe our threat detection and mitigation processes and procedures are robust. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.

Although we work cooperatively with our customers and our suppliers, subcontractors, and joint venture partners to seek to minimize the impacts of cyber threats, other security threats or business disruptions, we must rely on the safeguards put in place by those entities.

The costs related to cyber security or other security threats or disruptions may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to customers, loss of competitive advantages derived from our research and development efforts, early obsolescence of our products and services, our future financial results, our reputation or our stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our shares of common stock repurchased during the first quarter ended April 1, 2012 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
1/1/2012 – 1/29/2012	—	$—	—	$5,000
1/30/2012 – 2/26/2012	113,063	$3.91	—	$5,000
2/27/2012 – 4/1/2012	6,665	$3.85	2,734	$4,989

(a)	The total number of shares purchased includes shares purchased under the Executive Equity Repurchase Agreement and shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock. Common shares withheld to satisfy tax withholding obligations were immediately cancelled.
(b)	On December 20, 2011, our Board of Directors approved and we announced an authorization for the repurchase of up to $5.0 million of our outstanding shares of common stock over the next twelve months. The Board also authorized an Executive Equity Repurchase Agreement whereby management, including officers and directors, would grant the Company a first right to purchase shares at current market prices (calculated as the average of several days’ closing prices). The Company’s right to purchase the shares would occur any time a party to the agreement departed the Company or intended to sell more than 1,500 shares of common stock. The agreement has a five-year term, subject to earlier termination by the Company, and participation by each individual is voluntary.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Sypris Solutions, Inc. Incentive Bonus Plan 2012 Fiscal Year, effective as of January 1, 2012.

31(i).1	CEO certification pursuant to Section 302 of Sarbanes – Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes – Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC. (Registrant)

Date: May 15, 2012	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date: May 15, 2012	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)