Form 10-Q
period 2012-07-01
SYPRIS SOLUTIONS INC
filed 2012-08-07
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 1, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 27, 2012 the Registrant had 20,184,230 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$85,252	$72,757	$166,534	$134,264
Products	13,660	12,301	28,841	26,604

Total net revenue	98,912	85,058	195,375	160,868
Cost of sales:
Outsourced services	75,728	64,884	147,742	121,055
Products	9,961	12,063	21,896	23,554

Total cost of sales	85,689	76,947	169,638	144,609

Gross profit	13,223	8,111	25,737	16,259

Selling, general and administrative	7,698	6,810	15,293	13,673
Research and development	1,035	924	1,429	1,540
Amortization of intangible assets	22	28	44	56
Nonrecurring (income) expense, net	0	0	0	(3,000)
Restructuring (income) expense, net	0	130	0	(123)

Operating income	4,468	219	8,971	4,113

Interest expense, net	105	726	222	1,455
(Gain) on sale of marketable securities	(537)	0	(537)	0
Other (income) expense, net	(457)	275	(2,531)	506

Income (loss) from continuing operations, before taxes	5,357	(782)	11,817	2,152
Income tax expense	343	768	1,292	1,200

Income (loss) from continuing operations	5,014	(1,550)	10,525	952
Loss from discontinued operations, net of tax	(576)	0	(799)	(450)

Net income (loss)	$4,438	$(1,550)	$9,726	$502

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.25	$(0.08)	$0.53	$0.05
Loss per share from discontinued operations	(0.03)	0.00	(0.04)	(0.02)

Net income (loss) per share	$0.22	$(0.08)	$0.49	$0.03

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.25	$(0.08)	$0.52	$0.05
Loss per share from discontinued operations	(0.03)	0.00	(0.04)	(0.02)

Net income (loss) per share	$0.22	$(0.08)	$0.48	$0.03

Weighted average shares outstanding:
Basic	19,068	18,833	19,020	18,853
Diluted	19,433	18,833	19,361	19,047

Dividends declared per common share	$0.02	$0.00	$0.04	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(Unaudited)		(Unaudited)
Net income (loss)	$4,438	$(1,550)	$9,726	$502

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,690)	732	647	2,306
Reclassification adjustment for net gain on marketable securities included in net income	(662)	0	(515)	0
Unrealized (loss) gain on marketable securities	(269)	0	66	0

Other comprehensive (loss) income, net of tax	(2,621)	732	198	2,306

Total comprehensive income (loss)	$1,817	$(818)	$9,924	$2,808

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	July 1, 2012	December 31, 2011
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$18,549	$18,173
Restricted cash – current	3,000	0
Accounts receivable, net	63,718	42,984
Inventory, net	39,488	33,621
Other current assets	3,748	3,468
Assets held for sale	0	1,739

Total current assets	128,503	99,985

Restricted cash	0	3,000
Investment in marketable securities	1,281	1,749
Property, plant and equipment, net	53,604	56,891
Goodwill	6,900	6,900
Other assets	7,790	7,200

Total assets	$198,078	$175,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,090	$51,303
Accrued liabilities	26,081	23,569

Total current liabilities	88,171	74,872

Long-term debt	14,000	10,000
Other liabilities	25,898	30,385

Total liabilities	128,069	115,257

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,287,275 shares issued and 20,196,210 outstanding in 2012 and 20,108,635 shares issued and 19,995,401 outstanding in 2011	203	201
Additional paid-in capital	149,576	149,160
Retained deficit	(57,797)	(66,722)
Accumulated other comprehensive loss	(21,972)	(22,170)
Treasury stock, 91,065 and 113,234 shares in 2012 and 2011, respectively	(1)	(1)

Total stockholders’ equity	70,009	60,468

Total liabilities and stockholders’ equity	$198,078	$175,725

Note: The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Six Months Ended
	July 1, 2012	July 3, 2011
	(Unaudited)

Cash flows from operating activities:
Net income	$9,726	$502
Loss from discontinued operations	(799)	(450)

Income from continuing operations	10,525	952
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,128	7,285
Gain on sale of marketable securities	(537)	0
Stock-based compensation expense	925	549
Deferred revenue recognized	(3,946)	(3,442)
Deferred loan costs recognized	39	134
Write-off of debt issuance costs	0	277
Gain on sale of assets	(2,625)	(578)
Provision for excess and obsolete inventory	610	751
Other noncash items	358	1,062
Contributions to pension plans	(446)	(352)
Change in operating assets and liabilities:
Accounts receivable	(20,375)	(12,402)
Inventory	(6,393)	(9,352)
Prepaid expenses and other assets	(972)	1,075
Accounts payable	10,777	14,765
Accrued and other liabilities	1,101	1,171

Net cash (used in) provided by operating activities	(4,831)	1,895

Cash flows from investing activities:
Capital expenditures, net	(2,430)	(2,898)
Proceeds from sale of assets	4,542	575
Changes in nonoperating assets and liabilities	0	34

Net cash provided by (used in) investing activities	2,112	(2,289)

Cash flows from financing activities:
Repayment of former Revolving Credit Agreement	0	(10,000)
Repayment of former Senior Notes	0	(13,305)
Net change in debt under revolving credit agreements	4,000	22,000
Payments for deferred loan costs	0	(373)
Common stock repurchases	(46)	0
Indirect repurchase of shares for minimum statutory tax withholdings	(462)	(424)
Cash dividends paid	(397)	0
Proceeds from the issuance of common stock	0	64

Net cash provided by (used in) financing activities	3,095	(2,038)

Net increase (decrease) in cash and cash equivalents	376	(2,432)

Cash and cash equivalents at beginning of period	18,173	16,592

Cash and cash equivalents at end of period	$18,549	$14,160

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”), and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States, Mexico and Denmark and service a wide variety of domestic and international customers. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended July 1, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2011 as presented in the Company’s Annual Report on Form 10-K.

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

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, Inc. (“Sypris Test & Measurement”) for $39,000,000, of which $3,000,000 was deposited in an escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company and is classified as restricted cash on the Company’s consolidated balance sheets. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement, and the parties are currently engaged in binding arbitration to resolve the claim. The Company estimates that its total liability arising from this claim will not exceed $946,000, however the amounts asserted against the Company range up to approximately $6,000,000, and there can be no assurances that the Company’s estimates regarding its various defenses will be realized. The Company also incurred legal expenses of $576,000 and $799,000 during the three and six months ended July 1, 2012 in connection with the claim. These charges are included in loss from discontinued operations, net of tax in the consolidated statement of operations. In addition to the legal expenses incurred, the Company has paid $196,000 related to the claim as of July 1, 2012. The remaining amount of

$750,000 has been reserved in accrued liabilities on the Company’s consolidated balance sheets. As of July 1, 2012, the Company reclassified the $3,000,000 restricted cash balance from non-current assets to current assets on the Company’s consolidated balance sheets, reflecting its expectation to settle the claim within the next twelve months. There can be no assurance that similar potential claims will not emerge in the future or that relevant facts and circumstances will not change, necessitating future changes to an estimated liability.

(5)	Nonrecurring (Income) Expense, net

During the six months ended July 3, 2011, the Company recognized a gain of $3,000,000 in connection with a settlement with one of its customers.

(6)	Restructuring, Impairments and Other Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton, Ohio facility, significant reductions in the workforce in its Marion, Ohio facility and the integration of its Electronics Group subsidiaries. The purpose of the restructuring program was to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis. The restructuring program was substantially complete as of December 31, 2011, and no charges were recorded during the six months ended July 1, 2012. As a result of the restructuring program, the Company recorded a charge of $130,000 for the three months ended July 3, 2011 and a gain of $123,000 for the six months ended July 3, 2011, which is included in restructuring expense, net on the consolidated statement of operations.

(7)	Assets Held for Sale

During 2011, the Company entered into agreements to sell certain assets and liabilities within the Industrial Group. These assets and liabilities were subsequently sold during the first quarter of 2012. The following assets and liabilities have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

December 31, 2011
Land and land improvements	$313
Buildings and building improvements	1,575
Machinery, equipment, furniture and fixtures	1,721
Accumulated depreciation	(1,687)
Other assets	192
Accrued liabilities	(375)

$1,739

(8)	Other (Income) Expense, Net

During the three and six months ended July 1, 2012, the Company recognized net gains of $13,000 and $2,625,000, respectively, related to the disposition of idle assets. Additionally, the Company recognized foreign currency translation gains of $361,000 and losses of $245,000 for the three and six months ended July 1, 2012, respectively, related to the U.S. dollar denominated monetary asset position of our Mexican subsidiary for which the Mexican peso is the functional currency. For the three and six months ended July 3, 2011, the Company recognized net gains of $499,000 and $578,000, respectively, related to the disposition of idle assets and foreign currency translation losses of $259,000 and $682,000, respectively. The gains and losses are included in other (income) expense, net on the consolidated statements of operations.

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

The Claim provided to the Company was agreed to by the Company and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, the Company recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement. For the six months ended July 1, 2012 and July 3, 2011, the Company recognized into revenue $3,946,000 and $3,442,000, respectively, related to the Claim.

On August 31, 2011, the Company received 143,966 shares of Dana common stock, representing the final distribution to be received in conjunction with the settlement. On June 30, 2012, the Company sold 43,966 shares for net proceeds of $556,000 and a gain of $537,000. At July 1, 2012, the cost basis and fair value of the Company’s remaining holdings of Dana common stock were $45,000 and $1,281,000, respectively.

(10)	Income (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 595,000 and 489,000 potential common shares excluded from diluted earnings per share for the three and six months ended July 1, 2012, respectively. There were 586,000 potential common shares excluded from diluted earnings per share for the six months ended July 3, 2011. All potential common shares were excluded from earnings per share for the three months ended July 3, 2011, because there was a loss in such period, and the effect of inclusion would have been anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted income (loss) per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(Unaudited)		(Unaudited)
Income attributable to stockholders:

Income (loss) from continuing operations attributable to stockholders	$5,014	$(1,550)	$10,525	$952
Loss from discontinued operations, net of tax	(576)	0	(799)	(450)

Net income (loss)	4,438	(1,550)	9,726	502

Less distributed and undistributed earnings allocable to restricted award holders	(220)	0	(423)	(24)
Less dividends declared attributable to restricted award holders	(17)	0	(30)	0

Net income (loss) allocable to common stockholders	$4,201	$(1,550)	$9,273	$478

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(Unaudited)		(Unaudited)

Basic income (loss) per common share attributable to stockholders:

Continuing operations	$0.25	$(0.08)	$0.53	$0.05
Discontinued operations	(0.03)	0.00	(0.04)	(0.02)

Net income (loss)	$0.22	$(0.08)	$0.49	$0.03

Diluted income (loss) per common share attributable to stockholders:

Continuing operations	$0.25	$(0.08)	$0.52	$0.05
Discontinued operations	(0.03)	0.00	(0.04)	(0.02)

Net income (loss)	$0.22	$(0.08)	$0.48	$0.03

Weighted average shares outstanding-basic	19,068	18,833	19,020	18,853
Weighted average additional shares assuming conversion of potential common shares	365	0	341	194

Weighted average shares outstanding-diluted	19,433	18,833	19,361	19,047

(11)	Inventory

Inventory consisted of the following (in thousands):

	July 1, 2012	December 31, 2011
	(Unaudited)

Raw materials	$25,752	$19,719
Work in process	15,730	13,093
Finished goods	5,033	7,451
Reserve for excess and obsolete inventory	(7,027)	(6,642)

	$39,488	$33,621

(12)	Investment in Marketable Securities

The Company’s investment in marketable securities consists exclusively of shares of Dana common stock. The Company’s investment in Dana common stock is classified as an available-for-sale security in accordance with ASC 320-10-25, Investments – Debt and Equity Securities – Recognition, and measured at fair value as determined by a quoted market price (a level 1 valuation under ASC 820-10). The related unrealized holding gains are excluded from operations and recorded in accumulated other comprehensive loss on the consolidated balance sheets. At July 1, 2012 and December 31, 2011, the Company owned 100,000 and 143,966 common shares of Dana with a market value of $12.81 and $12.15 per share, respectively. At July 1, 2012 and December 31, 2011, the gross unrealized gain was approximately $1,236,000 and $1,685,000, respectively. Realized gains and losses and declines in value judged to be other-than-temporary will be included in other income or expense, if and when recorded. In accordance with ASC 820-10, the fair value of the shares was valued based on quoted market prices in active markets for identical shares at July 1, 2012 and December 31, 2011.

The following table summarizes marketable securities as of July 1, 2012 and December 31, 2011 (in thousands):

	Basis	Gross Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Fair Value At Quoted Prices in Active Markets (Level 1)
Marketable securities, July 1, 2012	$45	$1,236	$0	$1,281

Marketable securities, December 31, 2011	$64	$1,685	$0	$1,749

(13)	Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(Unaudited)		(Unaudited)

Net revenue from unaffiliated customers:
Industrial Group	$82,850	$68,885	$165,372	$128,435
Electronics Group	16,062	16,173	30,003	32,433

	$98,912	$85,058	$195,375	$160,868

Gross profit:
Industrial Group	$8,906	$7,080	$18,828	$12,212
Electronics Group	4,317	1,031	6,909	4,047

	$13,223	$8,111	$25,737	$16,259

Operating income (loss):
Industrial Group	$6,097	$4,634	$13,453	$10,649
Electronics Group	724	(2,421)	460	(2,313)
General, corporate and other	(2,353)	(1,994)	(4,942)	(4,223)

	$4,468	$219	$8,971	$4,113

	July 1, 2012	December 31, 2011
	(Unaudited)

Total assets:
Industrial Group	$142,197	$128,386
Electronics Group	43,779	32,277
General corporate and other	12,102	15,062

	$198,078	$175,725

(14)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of July 1, 2012 and December 31, 2011 was $1,009,000 and $914,000, respectively. The Company’s warranty expense for the six months ended July 1, 2012 and July 3, 2011 was $221,000 and $187,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of July 1, 2012 and December 31, 2011, the Company had deferred $2,554,000 and $2,536,000, respectively, related to extended warranties.

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

From time to time, the Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

As of July 1, 2012, the Company had outstanding purchase commitments of approximately $8,351,000, primarily for the acquisition of inventory and manufacturing equipment. As of July 1, 2012, the Company also had outstanding letters of credit of $990,000 primarily under the aforementioned captive insurance program.

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

(16)	Employee Benefit Plans

Pension (benefit) expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(Unaudited)		(Unaudited)
Service cost	$10	$7	$20	$18
Interest cost on projected benefit obligation	466	455	932	1,034
Net amortizations, deferrals and other costs	201	154	402	293
Expected return on plan assets	(608)	(673)	(1,216)	(1,277)

	$69	$(57)	$138	$68

(17)	Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive loss consists of accumulated net unrealized gains on marketable securities, employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	July 1, 2012	December 31, 2011
	(Unaudited)

Unrealized gain on marketable securities	$1,236	$1,685
Foreign currency translation adjustments	(6,160)	$(6,807)
Employee benefit-related adjustments, net of tax of $2,512 – U.S.	(16,500)	(16,500)
Employee benefit-related adjustments – Mexico	(548)	(548)

Accumulated other comprehensive loss	$(21,972)	$(22,170)

(18)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at July 1, 2012 and December 31, 2011 under the Company’s credit facility approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

During the past three years, we have significantly improved our financial condition by reducing fixed costs, accelerating integration efficiencies, exiting certain unprofitable product lines, selling idle assets, reducing debt and entering into a new, more favorable credit facility.

While the commercial vehicle and trailer markets continue to rebound from historic lows within our Industrial Group, we continue to face challenges within our Electronics Group, such as the conclusion of several U.S. Department of Defense programs that the Company supports as a subcontractor as well as the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally, as well as federal government spending in the U.S.

The Electronics Group’s revenue has declined year-over-year since 2009 primarily due to the completion of certain electronic manufacturing and engineering services programs and the timing and amount of certain contract awards by the U.S. Department of Defense and subsequently by its prime contractors on programs that the Company supports. We currently do not have a pipeline of programs or other contract awards to replace these completed programs. The Company is currently developing new products and pursuing new programs to replenish its revenue stream within the Electronics Group; however, commercializing the new products and programs has been slower than anticipated and is not expected to result in significant revenue in 2012. The U.S. government’s continued focus on addressing federal budget deficits and the growing national debt exacerbates this challenging environment for the Electronics Group. Although defense spending is expected to remain a national priority within the federal budget, a fiscally constrained environment could prompt the government to seek additional deficit reduction by moderating discretionary spending, of which defense constitutes the majority share.

As a result, the Company expects ongoing uncertainty and the potential for further revenue declines within this market for at least the next twelve months. While the Company continues to identify opportunities to reduce its cost structure to partially offset the potential impact of lower volumes, there can be no assurance that these efforts will be sufficient to offset the impact of even lower revenues. Should revenues decrease further in the coming periods, the Company might be required to implement further cost reductions or other downsizing measures, which could be costly and adversely impact our financial performance. Additionally, if the Electronics Group’s future cash flows are less than those projected by management or if the estimated fair value of the business declines, future impairment charges may be required.

Results of Operations

The tables below compare our segment and consolidated results for the three and six month periods of operations of 2012 to the three and six month periods of operations of 2011. The tables present the results for each period, the change in those results from 2011 to 2012 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended July 1, 2012 Compared to Three Months Ended July 3, 2011

	Three Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	July 1, 2012	July 3, 2011	Favorable (Unfavorable)	Favorable (Unfavorable)	July 1, 2012	July 3, 2011
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$82,850	$68,885	$13,965	20.3%	83.8%	81.0%
Electronics Group	16,062	16,173	(111)	(0.7)	16.2	19.0

Total	98,912	85,058	13,854	16.3	100.0	100.0

Cost of sales:
Industrial Group	73,944	61,805	(12,139)	(19.6)	89.3	89.7
Electronics Group	11,745	15,142	3,397	22.4	73.1	93.6

Total	85,689	76,947	(8,742)	(11.4)	86.6	90.5

Gross profit:
Industrial Group	8,906	7,080	1,826	25.8	10.7	10.3
Electronics Group	4,317	1,031	3,286	318.7	26.9	6.4

Total	13,223	8,111	5,112	63.0	13.4	9.5

Selling, general and administrative	7,698	6,810	(888)	(13.0)	7.8	8.0
Research and development	1,035	924	(111)	(12.0)	1.0	1.1
Amortization of intangible assets	22	28	6	21.4	0.0	0.0
Restructuring expense, net	—	130	130	NM	—	0.2

Operating income	4,468	219	4,249	NM	4.5	0.3

Interest expense, net	105	726	621	85.5	0.1	0.9
(Gain) on the sale of marketable securities	(537)	—	537	NM	(0.5)	—
Other (income) expense, net	(457)	275	732	NM	(0.5)	0.3

Income (loss) from continuing operations, before taxes	5,357	(782)	6,139	NM	5.4	(0.9)

Income tax expense	343	768	425	55.3	0.3	0.9

Income (loss) from continuing operations	5,014	(1,550)	6,564	NM	5.1	(1.8)

Loss from discontinued operations, net of tax	(576)	—	(576)	NM	(0.6)	—

Net income (loss)	$4,438	$(1,550)	$5,988	NM	4.5%	(1.8)%

Six Months Ended July 1, 2012 Compared to Six Months Ended July 3, 2011

	Six Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Six Months Ended
	July 1, 2012	July 3, 2011	Favorable (Unfavorable)	Favorable (Unfavorable)	July 1, 2012	July 3, 2011
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$165,372	$128,435	$36,937	28.8%	84.6%	79.8%
Electronics Group	30,003	32,433	(2,430)	(7.5)	15.4	20.2

Total	195,375	160,868	34,507	21.5	100.0	100.0

Cost of sales:
Industrial Group	146,544	116,223	(30,321)	(26.1)	88.6	90.5
Electronics Group	23,094	28,386	5,292	18.6	77.0	87.5

Total	169,638	144,609	(25,029)	(17.3)	86.8	89.9

Gross profit:
Industrial Group	18,828	12,212	6,616	54.2	11.4	9.5
Electronics Group	6,909	4,047	2,862	70.7	23.0	12.5

Total	25,737	16,259	9,478	58.3	13.2	10.1

Selling, general and administrative	15,293	13,673	(1,620)	(11.8)	7.8	8.5
Research and development	1,429	1,540	111	7.2	0.7	1.0
Amortization of intangible assets	44	56	12	21.4	0.0	0.0
Nonrecurring (income) expense, net	—	(3,000)	(3,000)	NM	—	(1.9)
Restructuring (income) expense, net	—	(123)	(123)	NM	—	(0.1)

Operating income	8,971	4,113	4,858	118.1	4.6	2.6

Interest expense, net	222	1,455	1,233	84.7	0.1	0.9
Gain on the sale of marketable securities	(537)	—	537	NM	(0.3)	0.0
Other expense (income), net	(2,531)	506	3,037	NM	(1.3)	0.3

Income from continuing operations, before taxes	11,817	2,152	9,665	449.1	6.0	1.3

Income tax expense	1,292	1,200	(92)	(7.7)	0.6	0.7

Income from continuing operations	10,525	952	9,573	NM	5.4	0.6

Loss from discontinued operations, net of tax	(799)	(450)	(349)	(77.6)	(0.4)	(0.3)

Net income	$9,726	$502	$9,224	NM	5.0%	0.3%

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group for the three and six month periods ended July 1, 2012 increased $14.0 million and $36.9 million from the prior year comparable periods, respectively. Increased volumes for light and heavy duty commercial truck components resulted in increased revenue of approximately $9.6 million and $26.9 million for the three and six month periods, respectively. Manufacturing services for a new commercial vehicle customer resulted in increased revenue of approximately $0.3 million and $1.1 million for the three and six month periods, respectively. Increased volumes for the off-highway business resulted in increased revenue of $0.1 million and $0.6 million for the three and six month periods, respectively. Specialty products resulted in increased revenue of approximately $0.3 million and $2.5 million for the three and six month periods, respectively. Increased steel prices, which are contractually passed through to customers under certain contracts, and pricing adjustments also resulted in increased revenue of approximately $4.3 million and $6.4 million for the three and six month periods, respectively. Partially offsetting these increases was a decline in trailer axle volumes of $0.7 million and $0.6 million for the three and six month periods ended July 1, 2012, respectively.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group for the three and six month periods ended July 1, 2012 decreased $0.1 million and

$2.4 million from the prior year comparable periods, respectively, primarily due to the completion of certain electronic manufacturing and engineering services programs. The Company is currently developing new products and pursuing new programs to replenish its revenue stream within the Electronics Group; however, commercializing the new products and programs has been slower than anticipated and is not expected to result in significant revenue in 2012. Additionally, the Company’s outlook continues to be negatively affected by budgetary and funding uncertainty within the U.S. Department of Defense.

Gross Profit. The Industrial Group’s gross profit increased to $8.9 million and $18.8 million in the three and six month periods ended July 1, 2012, respectively, from $7.1 million and $12.2 million in the prior year comparable periods. The increase in sales volume resulted in an increase of gross profit of approximately $1.9 million and $6.3 million for the three and six month periods, respectively. The Industrial Group also realized an increase in gross profit of $0.6 million and $0.9 million for the three and six month periods ended July 1, 2012, respectively, due to the weakening of the Mexican peso. Partially offsetting this was an increase in project expenses of $0.6 million and $0.9 million, for the three and six month periods ended July 1, 2012, respectively.

The Electronics Group’s gross profit increased $3.3 million and $2.9 million in the three and six month periods ended July 1, 2012, respectively, relative to the comparable 2011 periods, primarily as a result of a favorable mix in sales of higher margin products and services including an increase in product sales to overseas customers, which typically carry higher margins. The Electronics Group’s gross profit as a percentage of revenue increased to 26.9% and 23.0% for the three and six month periods ended July 1, 2012, respectively from 6.4% and 12.5% for the comparable 2011 periods.

Selling, General and Administrative. Selling, general and administrative expense increased $0.9 million and $1.6 million for the three and six month periods ended July 1, 2012, respectively, relative to the comparable 2011 periods. However, selling, general and administrative expense decreased as a percentage of revenue to 7.8% for the three and six month periods ended July 1, 2012, respectively, as compared to 8.0% and 8.5% for the comparable 2011 periods. The Company has continued to limit increases in controllable general and administrative expenses as revenues have increased in its Industrial Group.

Research and Development. Research and development costs increased $0.1 million and decreased $0.1 million for the three months and six month periods ended July 1, 2012, respectively, relative to the comparable 2011 periods. Our research and development costs in 2012 and 2011 have been primarily in support of the Electronics Group’s self-funded product and technology development activities.

Nonrecurring (Income) Expense, Net. During the six months ended July 3, 2011, the Company recognized a gain of $3.0 million in connection with a settlement regarding prior year volumes with one of its customers.

Interest Expense. Interest expense for the three and six months ended July 1, 2012 decreased $0.6 million and $1.2 million, respectively, relative to the comparable 2011 periods, due to a decrease in our weighted average interest rate applicable to our outstanding debt and due to a decrease in our weighted average debt outstanding. The weighted average interest rate decreased to 2.4% and 2.5% for the three and six month periods of 2012, respectively, as compared to 6.0% and 8.6% for the three and six month periods of 2011, respectively, reflecting lower interest rates under the Company’s new credit facility entered into on May 12, 2011 (the “Credit Facility”). Additionally, our weighted average debt outstanding decreased to $9.8 million and $9.6 million for the three and six month periods of 2012, respectively, from $21.5 million and $19.9 million during the three and six month periods of 2011, respectively.

Other (Income) Expense, Net. The Company recognized other income of $0.5 million and $2.5 million for the three and six months ended July 1, 2012 compared to other expense of $0.3 million and $0.5 million for the three and six months ended July 3, 2011. Other (income) expense, net for the six months ended July 1, 2012 includes gains of $2.6 million from the sale of fixed assets primarily within the Industrial Group. Other (income) expense, net for the three and six months ended July 1, 2012 also includes foreign currency translation gains of $0.4 million and losses of $0.2 million, respectively, related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiary for which the Mexican peso is the functional currency. Other (income) expense, net for the three and six months ended July 3, 2011 includes foreign currency translation losses of $0.3 million and $0.7 million, respectively.

Income Taxes. Income tax expense for the three and six months ended July 1, 2012 was $0.3 million and $1.3 million, respectively, as compared to $0.8 million and $1.2 million for the three and six months ended July 3, 2011, respectively. Income tax expense for the three and six months ended July 1, 2012 includes $0.2 million and $1.2 million, respectively, of tax on foreign operations at the statutory rate of 30% and $0.1 million of state tax from U.S. operations. In the U.S., our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no federal income tax recognized on the pre-tax income or losses in the U.S. as valuation allowance adjustments offset the associated tax effect. Additionally, our Mexican subsidiary recognized a deferred tax benefit of $0.7 million during the three and six months ended July 1, 2012 related to the recovery of certain deferred tax assets that were previously reserved for by a valuation allowance. As such, our effective income tax rate (approximately 6% and 11% for the three and six months ended July 1, 2012) is lower than the U.S. federal statutory rate of 35%.

Discontinued Operations. On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement for $39.0 million. In accordance with requirements of ASC 205-20-45, Discontinued Operations—Other Presentation Matters, the results of the Test & Measurement segment have been reported as discontinued operations for all periods presented. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. The Company estimates that its total liability arising from this claim will not exceed approximately $0.9 million, of which $0.5 million was charged to loss for discontinued operations, net of tax for the six months ended July 3, 2011. The Company also incurred legal expenses of $0.6 million and $0.8 million during the three and six months ended July 1, 2012 in connection with the claim. These charges are included in loss from discontinued operations, net of tax in the consolidated statement of operations.

Liquidity, Capital Resources

Borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on a specified percentage of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. At July 1, 2012, we had total excess availability under the Credit Facility of $27.4 million along with an unrestricted cash balance of $18.5 million, which provides for total cash and available borrowing capacity of $45.9 million. Approximately $10.5 million of the unrestricted cash balance relates to our Mexican subsidiaries. Standby letters of credit up to a maximum of $5.0 million may be issued under the Credit Facility, of which $1.0 million were issued at July 1, 2012. Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

The Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, pay dividends and other restricted payments without bank approval, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates. In addition, if the Company’s availability under the Credit Facility falls below $6.0 million (or $8.0 million for a period of 5 or more consecutive days), the Company must maintain a fixed charge coverage ratio of at least 1.15 to 1.00.

We also had purchase commitments totaling approximately $8.4 million at July 1, 2012, primarily for inventory and manufacturing equipment.

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

Financial Condition

Operating Activities. Net cash used in operating activities was $4.8 million in the first six months of 2012 as compared to net cash provided by operating activities of $1.9 million in the same period of 2011. Cash of $20.4 million was used to finance increased accounts receivables in the first six months of 2012 resulting from higher revenues within our Industrial Group in 2012 as compared to the same period of 2011. Increases in accounts payable provided cash of $9.5 million within the Industrial Group and $1.5 million within the Electronics Group. Cash of $6.4 million was used to finance an increase in inventory during the first six months of 2012, primarily as a result of a $5.1 million customer funded purchase of an inventory component to be shipped in future periods, of which $4.4 million was on-hand as of July 1, 2012. The customer’s prepayment to the Company for this purchase also resulted in a net increase in accrued liabilities of $4.4 million during the first six months of 2012. This liability will be recognized as revenue in future periods as the related product ships. Offsetting this increase in accrued liabilities were payments of $4.5 million in the first six months of 2012 related to annual and retention bonus payouts.

Investing Activities. Net cash provided by investing activities was $2.1 million for the first six months of 2012 as compared to net cash used of $2.3 million for the first six months of 2011. Net cash provided by investing activities for the first six months of 2012 included proceeds of $4.5 million from the sale of idle assets primarily within the Industrial Group, partially offset by $2.4 million of capital expenditures during the first six months of 2011. Net cash used by investing activities for the first six months of 2011 included $2.9 million of capital expenditures partially offset by proceeds of $0.6 million from the sale of certain idle assets within the Industrial Group.

Financing Activities. Net cash provided by financing activities was $3.1 million in the first six months of 2012 as compared to net cash used of $2.0 million during the first six months of 2011. We increased our debt by $4.0 million on the Credit Facility during the first six months of 2012 as compared to a reduction of debt of $1.3 million during the first six months of 2011. The Company also paid dividends of $0.4 million during the first six months of 2012. During the first six months of 2011, the Company paid $0.4 million of deferred loan costs during the period in conjunction with the new Credit Facility.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes in our critical accounting policies during the six month period ended July 1, 2012.

Forward-looking Statements

This Quarterly Report on Form 10-Q, and our other oral or written communications, contain “forward-looking” statements. These statements may include our expectations or projections about the future of our industries, business strategies, potential acquisitions or financial results and our views about developments beyond our control, including domestic or global economic conditions, trends and market developments. These statements are based on management’s views and assumptions at the time originally made, and, except as required by law, we undertake no obligation to update these statements, even if, for example, they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views will come to pass, and undue reliance should not be placed on these forward-looking statements.

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: declining revenues and backlog in our aerospace and defense business lines as we attempt to transition from legacy products and services into new market segments and technologies; dependence on, recruitment or retention of key employees; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; U.S. government spending on products and services that our Electronics Group provides, including the timing of budgetary decisions; our ability to develop new products and programs within the Electronics Group especially in new market segments and technologies; cyber security threats and disruptions; potential impairments, non-recoverability or write-offs of goodwill, assets or deferred costs, including capitalized pre-contract costs related to the development of a replacement for certain aerospace and defense products; potential liabilities associated with discontinued operations, including post-closing indemnifications or claims related to business or asset dispositions; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; our inability to successfully launch or sustain new or next generation programs or product features, especially in accordance with budgets or committed delivery schedules; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions (in each case including FCPA, OSHA and Federal Acquisition Regulations, among others); breakdowns, relocations or major repairs of machinery and equipment; pension valuation, health care or other benefit costs; labor relations; strikes; union negotiations; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; changes or delays in government or other customer budgets, funding or programs; potential weaknesses in internal controls over financial reporting and enterprise risk management; the cost, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; disputes or litigation, involving customer, supplier, lessor, landlord, creditor, stockholder, product liability or environmental claims; the costs and supply of debt, equity capital, or insurance; fees, costs or other dilutive effects of refinancing, compliance with covenants; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; failure to adequately insure or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

From time to time, the Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in Part I — Item 2 of this Quarterly Report on Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our shares of common stock repurchased during the second quarter ended July 1, 2012 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
4/2/2012 – 4/29/2012	1,099	$4.10	—	$4,989
4/30/2012 – 5/27/2012	—	$—	—	$4,989
5/28/2012 – 7/1/2012	5,533	$6.32	5,533	$4,954

(a)	The total number of shares purchased includes shares purchased under the Executive Equity Repurchase Agreement and shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock. Common shares withheld to satisfy tax withholding obligations were immediately cancelled.
(b)	On December 20, 2011, our Board of Directors approved and we announced an authorization for the repurchase of up to $5.0 million of our outstanding shares of common stock over the next twelve months. The Board also authorized an Executive Equity Repurchase Agreement whereby management, including officers and directors, would grant the Company a first right to purchase shares at current market prices (calculated as the average of several days’ closing prices). The Company’s right to purchase the shares would occur any time a party to the agreement departed the Company or intended to sell more than 1,500 shares of common stock. The agreement has a five-year term, subject to earlier termination by the Company, and participation by each individual is voluntary.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 7, 2012	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date:	August 7, 2012	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)