Form 10-Q
period 2012-09-30
SYPRIS SOLUTIONS INC
filed 2012-11-06
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2012

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

As of October 25, 2012 the Registrant had 20,166,268 shares of common stock outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$66,252	$75,574	$232,786	$209,838
Products	12,511	15,603	41,352	42,207

Total net revenue	78,763	91,177	274,138	252,045
Cost of sales:
Outsourced services	59,960	68,216	207,702	189,271
Products	9,429	12,698	31,325	36,252

Total cost of sales	69,389	80,914	239,027	225,523

Gross profit	9,374	10,263	35,111	26,522
Selling, general and administrative	7,633	7,232	22,926	20,905
Research and development	1,084	1,097	2,513	2,637
Amortization of intangible assets	22	24	66	80
Nonrecurring (income) expense, net	0	0	0	(3,000)
Restructuring expense, net	0	356	0	233

Operating income	635	1,554	9,606	5,667
Interest expense, net	98	153	320	1,608
(Gain) on sale of marketable securities	(1,313)	0	(1,850)	0
Other (income) expense, net	561	(6,489)	(1,970)	(5,983)

Income from continuing operations, before taxes	1,289	7,890	13,106	10,042
Income tax expense	697	1,808	1,989	3,008

Income from continuing operations	592	6,082	11,117	7,034
Loss from discontinued operations, net of tax	(6,331)	0	(7,130)	(450)

Net (loss) income	$(5,739)	$6,082	$3,987	$6,584

Basic income (loss) per share:
Income per share from continuing operations	$0.03	$0.30	$0.56	$0.35
Loss per share from discontinued operations	(0.33)	0.00	(0.37)	(0.02)

Net income (loss) per share	$(0.30)	$0.30	$0.19	$0.33

Diluted income (loss) per share:
Income per share from continuing operations	$0.03	$0.30	$0.55	$0.35
Loss per share from discontinued operations	(0.32)	0.00	(0.37)	(0.02)

Net income (loss) per share	$(0.29)	$0.30	$0.18	$0.33

Weighted average shares outstanding:
Basic	19,074	18,844	19,038	18,813
Diluted	19,567	19,024	19,423	18,999
Dividends declared per common share	$0.02	$0.00	$0.06	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Unaudited)		(Unaudited)
Net (loss) income	$(5,739)	$6,082	$3,987	$6,584
Other comprehensive income (loss):
Foreign currency translation adjustments	1,904	(6,171)	2,551	(3,865)
Reclassification adjustment for net gain on marketable securities included in net income	(1,236)	0	(1,685)	0
Unrealized gain on marketable securities	0	1,448	0	1,448

Other comprehensive income (loss), net of tax	668	(4,723)	866	(2,417)

Total comprehensive (loss) income	$(5,071)	$1,359	$4,853	$4,167

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,081	$18,173
Restricted cash – current	3,000	0
Accounts receivable, net	44,243	42,984
Inventory, net	35,876	33,621
Prepaid expenses and other current assets	3,335	3,468
Assets held for sale	0	1,739

Total current assets	103,535	99,985
Restricted cash	0	3,000
Investment in marketable securities	0	1,749
Property, plant and equipment, net	53,344	56,891
Goodwill	6,900	6,900
Other assets	8,106	7,200

Total assets	$171,885	$175,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,807	$51,303
Accrued liabilities	30,434	23,569

Total current liabilities	76,241	74,872
Long-term debt	8,000	10,000
Other liabilities	23,281	30,385

Total liabilities	107,522	115,257
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,204,247 shares issued and 20,113,800 outstanding in 2012 and 20,108,635 shares issued and 19,995,401 outstanding in 2011	202	201
Additional paid-in capital	149,404	149,160
Retained deficit	(63,938)	(66,722)
Accumulated other comprehensive loss	(21,304)	(22,170)
Treasury stock, 90,447 and 113,234 shares in 2012 and 2011, respectively	(1)	(1)

Total stockholders’ equity	64,363	60,468

Total liabilities and stockholders’ equity	$171,885	$175,725

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Nine Months Ended
	September 30, 2012	October 2, 2011
	(Unaudited)
Cash flows from operating activities:
Net income	$3,987	$6,584
Loss from discontinued operations	(7,130)	(450)

Income from continuing operations	11,117	7,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,141	10,791
Gain on sale of marketable securities	(1,850)	0
Stock-based compensation expense	1,331	754
Deferred revenue recognized	(5,919)	(5,163)
Deferred loan costs recognized	58	153
Write-off of debt issuance costs	0	277
Gain on sale of assets	(2,625)	(4,189)
Provision for excess and obsolete inventory	629	564
Other noncash items	1,514	(2,186)
Contributions to pension plans	(1,312)	(753)
Change in operating assets and liabilities:
Accounts receivable	(887)	(12,632)
Inventory	(3,035)	(6,346)
Prepaid expenses and other assets	(638)	1,138
Accounts payable	(5,507)	17,793
Accrued and other liabilities	(930)	2,409

Net cash provided by operating activities	1,087	9,644

Cash flows from investing activities:
Capital expenditures, net	(4,106)	(3,827)
Proceeds from sale of marketable securities	1,271	0
Proceeds from sale of assets	4,542	4,637
Other	0	44

Net cash provided by investing activities	1,707	854

Cash flows from financing activities:
Repayment of former Revolving Credit Agreement	0	(10,000)
Repayment of former Senior Notes	0	(13,305)
Net change in debt under revolving credit agreements	(2,000)	12,500
Payments for deferred loan costs	0	(387)
Common stock repurchases	(575)	0
Indirect repurchase of shares for minimum statutory tax withholdings	(511)	(435)
Cash dividends paid	(801)	0
Proceeds from the issuance of common stock	1	64

Net cash used in financing activities	(3,886)	(11,563)

Net decrease in cash and cash equivalents	(1,092)	(1,065)
Cash and cash equivalents at beginning of period	18,173	16,592

Cash and cash equivalents at end of period	$17,081	$15,527

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

All references to “Sypris,” the “Company,” “we” or “our” include Sypris Solutions, Inc. and its wholly-owned subsidiaries. Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its Industrial and Electronics Groups (Note 13).

(2) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States, Mexico and Denmark and service a wide variety of domestic and international customers. All significant intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2011 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(3) Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 became effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 had no impact on our consolidated financial position, results of operations or cash flows.

(4) Discontinued Operations

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, Inc. (“Sypris Test & Measurement”) for $39,000,000, of which $3,000,000 was deposited in an escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company and is classified as restricted cash on the Company’s consolidated balance sheets. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement, and the parties engaged in binding arbitration during July 2012 to resolve the claim. During the three months ended September 30, 2012, the arbitration dispute was settled for $6,500,000, which includes the counterparty’s legal fees and expenses. Both parties have entered a mutual release of all related potential claims. This amount has been reserved in accrued liabilities on the Company’s consolidated balance sheets as of September 30, 2012 and was paid in October 2012. The Company also incurred legal expenses of $581,000 and $1,380,000 during the three and nine months ended September 30, 2012, respectively, in connection with the claim. These charges are included in loss from discontinued operations, net of tax in the consolidated statements of operations. As of September 30, 2012, the Company reclassified the $3,000,000 restricted cash balance from non-current assets to current assets on the Company’s consolidated balance sheets, reflecting the October 2012 payment.

(5) Nonrecurring (Income) Expense, net

During the nine months ended September 30, 2011, the Company recognized a gain of $3,000,000 in connection with a settlement with one of its customers.

(6) Restructuring, Impairments and Other Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton, Ohio facility, significant reductions in the workforce in its Marion, Ohio facility and the integration of its Electronics Group subsidiaries. The purpose of the restructuring program was to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis. The restructuring program was substantially complete as of December 31, 2011, and no charges were recorded during the nine months ended September 30, 2012. As a result of the restructuring program, the Company recorded charges of $356,000 and $233,000 for the three and nine months ended October 2, 2011, respectively, which is included in restructuring expense, net on the consolidated statement of operations.

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

$1,739

(8) Other (Income) Expense, Net

During the nine months ended September 30, 2012, the Company recognized net gains of $2,625,000 related to the disposition of idle assets. Additionally, the Company recognized foreign currency related losses of $606,000 and $850,000 for the three and nine months ended September 30, 2012, respectively, related to the U.S. dollar denominated monetary asset position of our Mexican subsidiary for which the Mexican peso is the functional currency. For the three and nine months ended October 2, 2011, the Company recognized net gains of $3,561,000 and $3,620,000, respectively, related to the sale of idle assets and foreign currency related gains of $2,811,000 and $2,128,000, respectively. The gains and losses are included in other (income) expense, net on the consolidated statements of operations.

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

The Claim provided to the Company was agreed to by the Company and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, the Company recorded the Claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement. For the nine months ended September 30, 2012 and October 2, 2011, the Company recognized into revenue $5,919,000 and $5,163,000, respectively, related to the Claim.

On August 31, 2011, the Company received 143,966 shares of Dana common stock, representing the final distribution to be received in conjunction with the settlement. During 2012, the Company sold all of those shares and recognized a gain of $1,313,000 and $1,850,000 for the three and nine months ended September 30, 2012, respectively.

(10) Income (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss, because in those periods the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 45,000 and 521,000 potential common shares excluded from diluted earnings per share for the three and nine months ended September 30, 2012, respectively. There were 1,097,000 and 654,000 potential shares excluded from diluted earnings per share for the three and nine months ended October 2, 2011, respectively.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted income (loss) per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Unaudited)		(Unaudited)
Basic and Diluted Net Earnings:
Income from continuing operations as reported	$592	$6,082	$11,117	$7,034
Less distributed and undistributed earnings allocable to restricted award holders	(10)	(336)	(483)	(325)
Less dividends declared attributable to restricted award holders	(17)	0	(46)	0

Net income from continuing operations allocable to common stockholders	565	5,746	10,588	6,709
Loss from discontinued operations, net of tax allocable to common stockholders	(6,331)	0	(7,130)	(450)

Net income (loss) allocable to common stockholders	$(5,766)	$5,746	$3,458	$6,259

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Unaudited)		(Unaudited)
Weighted average shares outstanding – basic	19,074	18,844	19,038	18,813
Weighted average additional shares assuming conversion of potential common shares	493	180	385	186

Weighted average shares outstanding – diluted	19,567	19,024	19,423	18,999

Basic income (loss) per common share attributable to stockholders:
Continuing operations	$0.03	$0.30	$0.56	$0.35
Discontinued operations	(0.33)	0.00	(0.37)	(0.02)

Net (loss) income	$(0.30)	$0.30	$0.19	$0.33

Diluted income (loss) per common share attributable to stockholders:
Continuing operations	$0.03	$0.30	$0.55	$0.35
Discontinued operations	(0.32)	0.00	(0.37)	(0.02)

Net (loss) income	$(0.29)	$0.30	$0.18	$0.33

(11) Inventory

Inventory consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
	(Unaudited)
Raw materials	$21,109	$19,719
Work in process	15,731	13,093
Finished goods	4,847	7,451
Reserve for excess and obsolete inventory	(5,811)	(6,642)

	$35,876	$33,621

(12) Investment in Marketable Securities

The Company’s investment in marketable securities consisted exclusively of shares of Dana common stock. The Company’s investment in Dana common stock was classified as an available-for-sale security in accordance with ASC 320-10-25, Investments – Debt and Equity Securities – Recognition, and measured at fair value as determined by a quoted market price (a level 1 valuation under ASC 820-10). The related unrealized holding gains were excluded from operations and recorded in accumulated other comprehensive loss on the consolidated balance sheets. As of September 30, 2012, the Company had sold all of its shares of Dana common stock and did not own any marketable securities. At December 31, 2011, the Company owned 143,966 common shares of Dana with a market value of $12.15 per share. At December 31, 2011, the gross unrealized gain was approximately $1,685,000. In accordance with ASC 820-10, the fair value of the shares was valued based on quoted market prices in active markets for identical shares at December 31, 2011.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$65,176	$72,647	$230,548	$201,082
Electronics Group	13,587	18,530	43,590	50,963

	$78,763	$91,177	$274,138	$252,045

Gross profit:
Industrial Group	$6,574	$6,931	$25,402	$19,143
Electronics Group	2,800	3,332	9,709	7,379

	$9,374	$10,263	$35,111	$26,522

Operating income (loss):
Industrial Group	$3,801	$4,167	$17,254	$14,816
Electronics Group	(947)	(342)	(487)	(2,655)
General, corporate and other	(2,219)	(2,271)	(7,161)	(6,494)

	$635	$1,554	$9,606	$5,667

	September 30, 2012	December 31, 2011
	(Unaudited)
Total assets:
Industrial Group	$126,184	$128,386
Electronics Group	37,967	32,277
General corporate and other	7,734	15,062

	$171,885	$175,725

(14) Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of September 30, 2012 and December 31, 2011 was $1,046,000 and $914,000, respectively. The Company’s warranty expense for the nine months ended September 30, 2012 and October 2, 2011 was $327,000 and $226,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of September 30, 2012 and December 31, 2011, the Company had deferred $2,812,000 and $2,536,000, respectively, related to extended warranties.

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

As of September 30, 2012, the Company had outstanding purchase commitments of approximately $7,276,000, primarily for the acquisition of inventory and manufacturing equipment. As of September 30, 2012, the Company also had outstanding letters of credit of $990,000 primarily under the aforementioned captive insurance program.

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

(16) Employee Benefit Plans

Pension (benefit) expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Unaudited)		(Unaudited)
Service cost	$(2)	$9	$18	$27
Interest cost on projected benefit obligation	472	517	1,404	1,551
Net amortizations, deferrals and other costs	229	146	631	439
Expected return on plan assets	(607)	(638)	(1,823)	(1,915)

	$92	$34	$230	$102

(17) Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive loss consists of accumulated net unrealized gains on marketable securities, employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
	(Unaudited)
Unrealized gain on marketable securities	$0	$1,685
Foreign currency translation adjustments	(4,256)	$(6,807)
Employee benefit-related adjustments, net of tax of $2,512 – U.S	(16,500)	(16,500)
Employee benefit-related adjustments – Mexico	(548)	(548)

Accumulated other comprehensive loss	$(21,304)	$(22,170)

(18) Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at September 30, 2012 and December 31, 2011 under the Company’s credit facility approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

However, we continue to face challenges within our Electronics Group, such as the conclusion of several U.S. Department of Defense programs that the Company supported as a subcontractor, the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally, as well as federal government spending in the U.S.

The Electronics Group’s revenue has declined year-over-year since 2009 primarily due to the completion of certain electronic manufacturing and engineering services programs and the timing and amount of certain contract awards by the U.S. Department of Defense and subsequently by its prime contractors on programs that the Company supports. While we currently do not have a pipeline of programs or other contract awards to fully replace these completed programs in the near term, the Company is currently developing new products and pursuing new programs to replenish its revenue stream within the Electronics Group. The U.S. government's continued focus on addressing federal budget deficits and the growing national debt exacerbates this challenging environment for the Electronics Group. Although defense spending is expected to remain a national priority within the federal budget, a fiscally constrained environment could prompt the government to seek additional deficit reduction by moderating discretionary spending, of which defense constitutes the majority share.

As a result, the Company expects ongoing uncertainty and the potential for further revenue declines within this market for at least the next twelve months. In the long-term, we will continue to invest in new products and programs to further improve the attractiveness of our business portfolio, with a specific emphasis on trusted solutions for identity management, cryptographic key distribution and cyber analytics. While the Company continues to identify opportunities to reduce its cost structure to partially offset the potential impact of lower volumes, there can be no assurance that these efforts will be sufficient to offset the impact of even lower revenues. Should revenues decrease further in the coming periods, the Company might be required to implement further cost reductions or other downsizing measures, which could be costly and adversely impact our financial performance. Additionally, if the Electronics Group’s future cash flows are less than those projected by management or if the estimated fair value of the business declines, future impairment charges may be required.

We did not perform an interim impairment test for our goodwill during the nine months ended September 30, 2012, as we did not identify any specific indicators of impairment for the Electronics Group reporting unit as of September 30, 2012. There were no specific developments during the year to date period that would suggest that the estimated fair value for the Electronics Group may have fallen below its carrying value. The reporting unit, which has an estimated carrying value of $26.5 million, continues to perform in accordance with the reporting unit's overall long term strategic plan.

Additionally, while the commercial vehicle and trailer markets continue to rebound from historic lows, we expect the market softness experienced within our Industrial Group during the third quarter of 2012 to continue through the remainder of the year and the first half of 2013 due to slow economic growth.

Results of Operations

The tables below compare our segment and consolidated results for the three and nine month periods of operations of 2012 to the three and nine month periods of operations of 2011. The tables present the results for each period, the change in those results from 2011 to 2012 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

•

The last two columns in each table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of each segment’s net revenue. These amounts are shown in italics.

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended September 30, 2012 Compared to Three Months Ended October 2, 2011

	Three Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	September 30, 2012	October 2, 2011	Favorable (Unfavorable)	Favorable (Unfavorable)	September 30, 2012	October 2, 2011
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$65,176	$72,647	$(7,471)	(10.3)%	82.7%	79.7%
Electronics Group	13,587	18,530	(4,943)	(26.7)	17.3	20.3

Total	78,763	91,177	(12,414)	(13.6)	100.0	100.0
Cost of sales:
Industrial Group	58,602	65,716	7,114	10.8	89.9	90.5
Electronics Group	10,787	15,198	4,411	29.0	79.4	82.0

Total	69,389	80,914	11,525	14.2	88.1	88.7
Gross profit:
Industrial Group	6,574	6,931	(357)	(5.2)	10.1	9.5
Electronics Group	2,800	3,332	(532)	(16.0)	20.6	18.0

Total	9,374	10,263	(889)	(8.7)	11.9	11.3
Selling, general and administrative	7,633	7,232	(401)	(5.5)	9.7	7.9
Research and development	1,084	1,097	13	1.2	1.4	1.2
Amortization of intangible assets	22	24	2	8.3	0.0	0.0
Restructuring expense, net	—	356	356	NM	—	0.4

Operating income	635	1,554	(919)	(59.1)	0.8	1.8
Interest expense, net	98	153	55	35.9	0.1	0.2
(Gain) on the sale of marketable securities	(1,313)	—	1,313	NM	(1.6)	—
Other (income) expense, net	561	(6,489)	(7,050)	NM	0.7	(7.1)

Income from continuing operations, before taxes.	1,289	7,890	(6,601)	(83.7)	1.6	8.7
Income tax expense	697	1,808	1,111	61.4	0.9	2.0

Income from continuing operations	592	6,082	(5,490)	(90.3)	0.7	6.7
Loss from discontinued operations, net of tax	(6,331)	—	(6,331)	NM	(8.0)	—

Net (loss) income	$(5,739)	$6,082	$(11,821)	NM	(7.3)%	6.7%

Nine Months Ended September 30, 2012 Compared to Nine Months Ended October 2, 2011

	Nine Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Nine Months Ended
	September 30, 2012	October 2, 2011	Favorable (Unfavorable)	Favorable (Unfavorable)	September 30, 2012	October 2, 2011
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$230,548	$201,082	$29,466	14.7%	84.1%	79.8%
Electronics Group	43,590	50,963	(7,373)	(14.5)	15.9	20.2

Total	274,138	252,045	22,093	8.8	100.0	100.0
Cost of sales:
Industrial Group	205,146	181,939	(23,207)	(12.8)	89.0	90.5
Electronics Group	33,881	43,584	9,703	22.3	77.7	85.5

Total	239,027	225,523	(13,504)	(6.0)	87.2	89.5
Gross profit:
Industrial Group	25,402	19,143	6,259	32.7	11.0	9.5
Electronics Group	9,709	7,379	2,330	31.6	22.3	14.5

Total	35,111	26,522	8,589	32.4	12.8	10.5
Selling, general and administrative	22,926	20,905	(2,021)	(9.7)	8.4	8.3
Research and development	2,513	2,637	124	4.7	0.9	1.1
Amortization of intangible assets	66	80	14	17.5	0.0	0.0
Nonrecurring (income) expense, net	—	(3,000)	(3,000)	NM	—	(1.2)
Restructuring expense, net	—	233	233	NM	—	0.1

Operating income	9,606	5,667	3,939	69.5	3.5	2.2
Interest expense, net	320	1,608	1,288	80.1	0.1	0.6
(Gain) on the sale of marketable securities	(1,850)	—	1,850	NM	(0.7)	—
Other (income) expense, net	(1,970)	(5,983)	(4,013)	(67.1)	(0.7)	(2.4)

Income from continuing operations, before taxes	13,106	10,042	3,064	30.5	4.8	4.0
Income tax expense	1,989	3,008	1,019	33.9	0.7	1.2

Income from continuing operations	11,117	7,034	4,083	58.0	4.1	2.8
Loss from discontinued operations, net of tax	(7,130)	(450)	(6,680)	NM	(2.6)	(0.2)

Net income	$3,987	$6,584	$(2,597)	(39.4)	1.5%	2.6%

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group for the three months ended September 30, 2012 decreased $7.5 million from the prior year comparable period. Decreased volumes for heavy duty commercial truck components and trailers resulted in decreased revenue of approximately $8.7 million and $1.8 million, respectively, for the three months ended September 30, 2012. Decreased volumes for the off-highway business resulted in decreased revenue of $1.7 million for the three month period. Partially offsetting these decreases were increases in light trucks and specialty products of $0.6 million and $0.5 million, respectively. Additionally, manufacturing services for a new commercial vehicle customer resulted in increased revenue of approximately $0.2 million. Increased steel prices, which are contractually passed through to customers under certain contracts, and pricing adjustments also resulted in increased revenue of approximately $3.4 million.

Net revenue in the Industrial Group for the nine months ended September 30, 2012 increased $29.5 million from the prior year comparable period. Increased volumes for light and heavy duty commercial truck components resulted in increased revenue of approximately $1.0 million and $17.7 million, respectively, for the nine months ended September 30, 2012 from the prior year comparable period. Manufacturing services for a new commercial vehicle customer resulted in increased revenue of approximately $1.3 million for the nine month period. Specialty products resulted in increased revenue of approximately $3.1 million. Increased steel prices, which are contractually passed through to customers under certain contracts, and pricing adjustments also resulted in increased revenue of approximately $9.9 million. Partially offsetting these increases were declines in trailer axle volumes and the off-highway business of $2.4 million and $1.1 million, respectively.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group for the three and nine month periods ended September 30, 2012 decreased $4.9 million and $7.4 million from the prior year comparable periods, respectively, primarily due to the completion of certain electronic manufacturing and engineering services programs. The Company is currently developing new products and pursuing new programs to replenish its revenue stream within the Electronics Group; however, commercializing the new products and programs has been slower than anticipated and is not expected to result in significant revenue in 2012. Additionally, the Electronics Group’s outlook continues to be negatively affected by budgetary and funding uncertainty within the U.S. Department of Defense.

Gross Profit. The Industrial Group’s gross profit decreased to $6.6 million in the three month period ended September 30, 2012, from $6.9 million in the prior year comparable period. The net decrease in sales volume of $10.9 million resulted in a decrease of gross profit of approximately $1.9 million. Partially offsetting this decrease was an increase of $0.9 million from productivity improvements and $0.4 million from pricing improvements.

The Industrial Group’s gross profit increased to $25.4 million in the nine month period ended September 30, 2012 from $19.1 million in the prior year comparable period. The Industrial Group’s net increase in sales volume of $19.6 million resulted in an increase in gross profit of approximately $4.3 million. The Industrial Group also realized an increase in gross profit of $1.7 million from pricing improvements and $1.1 million due to the weakening of the Mexican peso. Partially offsetting this was an increase in major maintenance and repair project expenses of $0.5 million for nine months ended September 30, 2012.

The Electronics Group’s gross profit decreased $0.5 million and increased $2.3 million in the three and nine month periods ended September 30, 2012, respectively, relative to the comparable 2011 periods. The decrease for the three month period is primarily the result of lower revenues. The increase in gross profit for the nine month period is primarily as a result of a favorable mix in sales of higher margin products and services including an increase in product sales to overseas customers, which typically carry higher margins. The Electronics Group’s gross profit as a percentage of revenue increased to 20.6% and 22.3% for the three and nine month periods ended September 30, 2012, respectively from 18.0% and 14.5% for the comparable 2011 periods.

Selling, General and Administrative. Selling, general and administrative expense increased $0.4 million and $2.0 million for the three and nine month periods ended September 30, 2012, respectively, relative to the comparable 2011 periods. Selling, general and administrative expense increased as a percentage of revenue to 9.7% and 8.4% for the three and nine month periods ended September 30, 2012, respectively, as compared to 7.9%, and 8.3%, respectively for the comparable 2011 periods. The increase for the three and nine month periods is primarily related to increases in employee benefit costs and additional selling efforts within both the Industrial Group and the Electronics Group.

Research and Development. Research and development costs remained relatively flat for the three and nine month periods ended September 30, 2012, respectively, relative to the comparable 2011 periods. Our research and development costs in 2012 and 2011 have been primarily in support of the Electronics Group’s self-funded product and technology development activities.

Nonrecurring (Income) Expense, Net. During the nine months ended October 2, 2011, the Company recognized a gain of $3.0 million in connection with a settlement regarding prior year volumes with one of its customers.

Interest Expense. Interest expense for the three and nine months ended September 30, 2012 decreased $0.1 million and $1.3 million, respectively, relative to the comparable 2011 periods, due to a decrease in our weighted average interest rate applicable to our outstanding debt and due to a decrease in our weighted average debt outstanding. The weighted average interest rate decreased to 2.3% and 2.4% for the three and nine month periods of 2012, respectively, as compared to 2.5% and 6.5% for the three and nine month periods of 2011, respectively, reflecting lower interest rates under the Company’s new credit facility entered into on May 12, 2011 (the “Credit

Facility”). Additionally, our weighted average debt outstanding decreased to $9.5 million for the three and nine month periods of 2012, respectively, from $20.7 million and $20.2 million during the three and nine month periods of 2011, respectively.

Other (Income) Expense, Net. The Company recognized other expense of $0.6 million and other income of $2.0 million for the three and nine months ended September 30, 2012 compared to other income of $6.5 million and $6.0 million for the three and nine months ended October 2, 2011, respectively. Other (income) expense, net for the nine months ended September 30, 2012 includes gains of $2.6 million from the sale of fixed assets primarily within the Industrial Group. Other (income) expense, net for the three and nine months ended September 30, 2012 also includes foreign currency translation losses of $0.6 million and $0.9 million, respectively, related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiary for which the Mexican peso is the functional currency. Other (income) expense, net for the three and nine months ended October 2, 2011 includes gains of $3.6 million, primarily from the sale of idle assets within the Industrial Group. The Company also recognized foreign currency translation gains of $2.8 million and $2.1 million for the three and nine month periods ended October 2, 2011, respectively.

Income Taxes. Income tax expense for the three and nine months ended September 30, 2012 was $0.7 million and $2.0 million, respectively, as compared to $1.8 million and $3.0 million for the three and nine months ended October 2, 2011, respectively. Income tax expense for the three and nine months ended September 30, 2012 includes $0.7 million and $1.8 million, respectively, of tax on foreign operations at the statutory rate of 30% and $0.1 million of state tax from U.S. operations. In the U.S., our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no federal income tax recognized on the pre-tax income or losses in the U.S. as valuation allowance adjustments offset the associated tax effect. For the three months ended September 30, 2012, Our Mexican subsidiary’s pre-tax income from continuing operations was $2.3 million, while our U.S. operations reported a pre-tax loss from continuing operations of $1.0 million, resulting in an effective income tax rate of 54%. Additionally, our Mexican subsidiary recognized a deferred tax benefit of $0.7 million during the nine months ended September 30, 2012 related to the recovery of certain deferred tax assets that were previously reserved for by a valuation allowance, resulting in an effective income tax rate of approximately 15% for the nine months ended September 30, 2012.

Discontinued Operations. On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, for $39.0 million. In accordance with requirements of ASC 205-20-45, Discontinued Operations – Other Presentation Matters, the results of the Test & Measurement segment have been reported as discontinued operations for all periods presented. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement and the parties engaged in binding arbitration in July 2012 to resolve the claim. During the three months ended September 30, 2012, the arbitration dispute was settled for $6.5 million, which includes the counterparty’s legal fees and expenses. This amount has been reserved in accrued liabilities on the Company’s consolidated balance sheets as of September 30, 2012 and was paid in October 2012. The Company also incurred legal expenses of $0.6 million and $1.4 million during the three and nine months ended September 30, 2012 in connection with the claim. These charges are included in loss from discontinued operations, net of tax in the consolidated statement of operations.

Liquidity, Capital Resources

Borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on a specified percentage of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. At September 30, 2012, we had total excess availability under the Credit Facility of $27.9 million along with an unrestricted cash balance of $17.1 million, which provides for total cash and available borrowing capacity of $45.0 million. Approximately $13.3 million of the unrestricted cash balance relates to our Mexican subsidiaries. Standby letters of credit up to a maximum of $5.0 million may be issued under the Credit Facility, of which $1.0 million were issued at September 30, 2012. Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

The Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, pay dividends and other restricted payments without bank approval, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates. In addition, if the Company's availability under the Credit Facility falls below $6.0 million (or $8.0 million for a period of 5 or more consecutive days), the Company must maintain a fixed charge coverage ratio of at least 1.15 to 1.00.

We also had purchase commitments totaling approximately $7.3 million at September 30, 2012, primarily for inventory and manufacturing equipment.

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

As a result of a decline in the overall economy, we took significant actions throughout 2009, 2010 and 2011 to reduce our cost base and improve profitability, including various plant shutdowns and other workforce reductions. Based on our current forecast for 2012 and 2013, we expect to be able to meet the financial covenants of our Credit Facility and have sufficient liquidity to finance our operations for at least the next twelve months. However, changing business, regulatory and economic conditions may cause actual results to vary from our forecasts.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our current forecast for 2012 and 2013, we believe that cash flow from operations, available cash and available borrowings under our Credit Facility will be adequate to meet our liquidity needs for at least the next twelve months.

Financial Condition

Operating Activities. Net cash provided by operating activities was $1.1 million in the first nine months of 2012 as compared to $9.6 million in the same period of 2011. Cash of $0.9 million was used to finance increased accounts receivables in the first nine months of 2012 primarily resulting from the timing of shipments by the Electronics Group in August and September of 2012. Lower sales volumes resulted in a decrease in accounts payable and used cash of $4.9 million within the Industrial Group and $0.4 million within the Electronics Group. Cash of $3.0 million was used to finance an increase in inventory during the first nine months of 2012, primarily as a result of a $5.1 million customer funded purchase of an inventory component for the Electronics Group to be shipped in future periods, of which $3.0 million was on-hand as of September 30, 2012.

Investing Activities. Net cash provided by investing activities was $1.7 million for the first nine months of 2012 as compared to $0.9 million for the first nine months of 2011. Net cash provided by investing activities for the first nine months of 2012 included proceeds of $4.5 million from the sale of idle assets primarily within the Industrial Group and $1.3 million from the sale of marketable securities, partially offset by $4.1 million of capital expenditures. Net cash provided by investing activities for the first nine months of 2011 included proceeds of $4.6 million from the sale of certain idle assets within the Industrial Group partially offset by $3.8 million of capital expenditures .

Financing Activities. Net cash used by financing activities was $3.9 million in the first nine months of 2012 as compared to $11.6 million during the first nine months of 2011. We reduced our debt by $2.0 million on the Credit Facility during the first nine months of 2012 as compared to a reduction of debt of $10.8 million during the first nine months of 2011. The Company also paid dividends of $0.8 million and paid $1.1 million for the repurchase of stock and minimum statutory tax withholdings on stock-based compensation during the first nine months of 2012. During the first nine months of 2011, the Company paid $0.4 million of deferred loan costs in conjunction with the new Credit Facility.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed as of September 30, 2012.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2012.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: declining revenues and backlog in our aerospace and defense business lines as we attempt to transition from legacy products and services into new market segments and technologies; potential impairments, non-recoverability or write-offs of goodwill, assets or deferred costs, including capitalized pre-contract costs related to the development of a replacement for certain aerospace and defense products; dependence on, recruitment or retention of key employees; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors including Dana Holding Corporation, Meritor, Sistemas, Eaton, and the Australian government; U.S. government spending on products and services that our Electronics Group provides, including the timing of budgetary decisions; our ability to develop new products and programs within the Electronics Group especially in new market segments and technologies; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; cyber security threats and disruptions; our ability to adequately finance current operations, future growth or expenses and potential acquisitions due to the cost and availability of debt, equity capital, or insurance; regulatory actions or sanctions (in each case including FCPA, OSHA and Federal Acquisition Regulations, among others); product liability and warranty expenses caused by our inability to effectively limit contractual obligations or defects in products or services; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; our inability to successfully launch or sustain new or next generation programs or product features, especially in accordance with budgets or committed delivery schedules; the costs of compliance with our auditing, regulatory or contractual obligations; breakdowns, relocations or major repairs of machinery and equipment; pension valuation, health care or other benefit costs; labor relations; strikes; union negotiations; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; changes or delays in government or other customer budgets, funding or programs; potential weaknesses in internal controls over financial reporting and enterprise risk management; the cost, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; disputes or litigation involving customer, supplier, lessor, landlord, creditor, stockholder, product liability or environmental claims; fees, costs or other dilutive effects of refinancing; compliance with covenants; cost and availability of raw materials such as steel, component parts, natural gas or utilities; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; failure to adequately insure against or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; other unknown risks and uncertainties; and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements,” in Part I – Item 2 of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our shares of common stock repurchased during the three months ended September 30, 2012 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
7/2/2012 – 7/29/2012	11,980	$7.32	11,980	$4,867
7/30/2012 – 8/26/2012	5,333	$5.72	—	$4,867
8/27/2012 – 9/30/2012	65,715	$6.84	64,569	$4,425

(a)	The total number of shares purchased includes shares purchased under the Executive Equity Repurchase Agreement. The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards. Shares of common stock withheld to satisfy tax withholding obligations were immediately cancelled.

(b)	On December 20, 2011, our Board of Directors approved and we announced an authorization for the repurchase of up to $5.0 million of our outstanding shares of common stock over the next twelve months. The Board also authorized an Executive Equity Repurchase Agreement whereby management, including officers and directors, would grant the Company a first right to purchase shares held by such individuals at current market prices (calculated as the average of several days’ closing prices). The Company’s right to purchase the shares would occur any time a party to the agreement departed the Company or intended to sell more than 1,500 shares of common stock. The agreement has a five-year term, subject to earlier termination by the Company, and participation by each individual is voluntary.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31(i).1	CEO certification pursuant to Section 302 of Sarbanes – Oxley Act of 2002.

31(i).2	CFO certification pursuant to Section 302 of Sarbanes – Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC. (Registrant)

Date: November 6, 2012	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date: November 6, 2012	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)