Form 10-K
period 2012-12-31
SYPRIS SOLUTIONS INC
filed 2013-03-12
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 1, 2012) was $73,412,626.

There were 20,044,172 shares of the registrant’s common stock outstanding as of March 5, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held May 7, 2013 are incorporated by reference into Part III to the extent described therein.

In this Annual Report on Form 10-K, “Sypris,” “the Company,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

Industrial Manufacturing Group (the Industrial Group). Through our Industrial Group, we are a significant supplier of forged and machined components, serving the commercial vehicle, off highway vehicle, light truck and energy markets in North America. We produce drive train components including axle shafts, gear sets, differential cases, steer axle forgings, and other components under multi-year, sole-source contracts with Meritor, Inc. (Meritor) and Dana Holding Corporation (Dana), the two primary providers of drive train assemblies for use by the leading truck manufacturers, including Ford Motor Company (Ford), Freightliner LLC (Freightliner), Mack Trucks, Inc. (Mack), Navistar International Corporation (Navistar), PACCAR, Inc. (PACCAR) and Volvo Truck Corporation (Volvo). We also supply Meritor with trailer axle beams for use by the leading trailer manufacturers, including Great Dane Limited Partnership (Great Dane), Hyundai Motor Company (Hyundai), Stoughton Trailers, LLC (Stoughton), Utility Trailer Manufacturing Company (Utility) and Wabash National Corporation (Wabash). We continue to support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies. Over the past several years, we have implemented a restructuring plan that has allowed us to adjust our overhead and infrastructure to be in line with current and projected levels of customer demand and market requirements. The plan has been successful, resulting in significant and permanent cost reductions that have lowered our operating breakeven level. The plan also included a diversification strategy which has resulted in the recent addition of long-term agreements with Eaton Corporation (Eaton) and American Axle, under which we supply forgings. We expect to benefit from these actions in the future as global economic conditions and the strength of the commercial vehicle industry continue to improve.

Aerospace & Defense Electronics Group (the Electronics Group). Our Electronics Group is organized around two primary business lines: Information Security Solutions (ISS) and Electronic Manufacturing Services (EMS).

•

Information Security Solutions (ISS). Our ISS business provides solutions in cyber security, secure communications, global electronic key management, Sypris Data Systems branded products, and product design and development to the U.S. Government, both defense and civilian agencies, international government agencies, as well as worldwide defense and aerospace prime organizations. This group has several long-term contracts with the Department of Defense to design and build information assurance products, including link encryptors, data recording products and electronic key fill devices.

•

Electronic Manufacturing Services (EMS). Our EMS business is focused on circuit card and full box build manufacturing, dedicated space and high reliability manufacturing, integrated design and engineering services, systems assembly and integration, design for manufacturability, and design to specification work. Our customers include large aerospace and defense companies such as Lockheed Martin Corporation (Lockheed Martin), Northrop Grumman Corporation (Northrop Grumman) and Raytheon Company (Raytheon).

Our industry’s business environment continues to be shaped by policy and budget decisions and the economic conditions of the U.S. Government. Recent actions of Congress and the Administration indicate an ongoing emphasis on federal budget deficit reduction. Near-term budget decisions by the Administration and Congress may considerably reduce discretionary spending, of which defense constitutes the majority share. In addition, the Budget Control Act of 2011 (the “Budget Control Act”) commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending. This “sequestration” under the Budget Control Act is split equally between defense and non-defense programs. Originally scheduled to take effect on January 2, 2013, the deadline for averting “sequestration” was delayed until March 1, 2013 by the American Taxpayer Relief Act of 2012 (the “ATRA”). Congress and the Administration continue to debate these issues. Our aerospace and defense electronics business accounted for approximately 16% of net revenue in 2012.

Our Markets

Industrial Group. The industrial manufacturing markets include truck components and assemblies, trailer components and specialty closures. The truck components and assemblies market which consists of the original equipment manufacturers, or OEMs, including Chrysler Group LLC, Ford, Freightliner, General Motors Company, Mack, Navistar, PACCAR and Volvo, and an extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. The trailer market consists of OEMs including Great Dane, Wabash, Utility, Hyundai, Vanguard and Stoughton. Tier I companies represent the primary suppliers to the OEMs and include Meritor, Dana, Delphi Automotive LLP, Eaton and Visteon Corporation, among others. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components and assemblies and the trailer markets, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels. The specialty closures market consists primarily of oil and gas pipelines, which are also facing significant pressures to improve quality, reduce costs and defer capital expenditures.

Although general economic and industry specific conditions have begun to stabilize, there continues to be concern about the sustainability of a continued economic recovery as a result of mixed trends surrounding unemployment levels, the housing sector and fuel prices. While improvements in the overall market contributed to consumer confidence levels improving in 2012, these factors continue to pose some risk and uncertainty to near term vehicle production levels. Production levels in North America for light, medium and heavy duty truck production have steadily increased over the past three years from the depressed economic environment of 2008 and early 2009. We continue to expect modest growth in production levels within our Industrial Manufacturing Group through 2013 and 2014.

Electronics Group. The U.S. Government continues to focus on developing and implementing spending, tax and other initiatives to reduce the deficit, create jobs and stimulate the economy. This process and the spending reductions to defense programs have the potential to significantly impact our portfolio of business in this segment, which is dependent upon discretionary appropriations for defense programs. Although we believe that our products and programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense and intelligence priorities, the affordability of our products and services, changes in or preferences for new or different technologies, general economic conditions and other factors may affect the level of funding for existing or proposed programs. Uncertainty over budget plans and national security spending may prove challenging for our customer community, as well as the defense industry as a whole.

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

Dedicate our Resources to Support Strategic Partnerships. We will continue to dedicate our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management and have the potential for long-term growth. We prefer contracts that are sole-source by part number so we can work closely with the customer to the mutual benefit of both parties. Dana and Meritor have awarded us with sole-source supply agreements for certain parts that run through 2014 and 2015, respectively. Historically, we entered into multi-year manufacturing services agreements with Lockheed Martin, Northrop Grumman and Raytheon. Our success in establishing outsourcing partnerships with key customers has historically led to additional contracts, and we believe that if we continue to successfully perform on current contracts, we should have additional growth opportunities with these and other customers.

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

Industrial Group:

Dana	Drive train components (including axle shafts, differential cases, gear sets, full float tubes) and steer axle components for use in light, medium and heavy-duty trucks.
Meritor	Axle shafts and drive train components for medium and heavy-duty trucks as well as axle beams for trailers.
Eaton	Transmission shafts for heavy-duty trucks.
Jamison Products	Specialty closures for oil and gas pipelines.

Electronics Group:

Northrop Grumman	Circuit card assembly and sub-assembly design and build for electronic sensors and systems ranging from radar and targeting systems to tactical ground stations, navigation systems and integrated avionics.
U.S. Government	Secure communications equipment, global key management solutions and data recording systems.
Lockheed Martin	Complex circuit cards for use in some of the nation’s high priority space programs.

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

Our Customers

Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offering. Our five largest customers in 2012 were Dana, Meritor, Sistemas Corporation (Sistemas), the Australian government and Eaton, which in the aggregate accounted for 79% of net revenue in 2012. Our five largest customers in 2011 were Dana, Meritor, Sistemas, Northrop Grumman and Eaton, which in the aggregate accounted for 77% of net revenue in 2011. In 2012, Dana and Meritor represented approximately 55% and 15% of our net revenue, respectively. In 2011, Dana and Meritor represented approximately 54% and 13% of our net revenue, respectively. In addition, U.S. governmental agencies accounted for 6% and 9% of net revenue in 2012 and 2011, respectively.

Geographic Areas and Currency Fluctuations

Our operations are located in the U.S., Mexico and Denmark. Our Mexican subsidiaries and affiliates are a part of our Industrial Group and manufacture and sell a number of products similar to those the Industrial Group produces in the U.S. Our Denmark subsidiary is a sales office and is part of our Electronics Group. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have historically impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiaries, because the vast majority of our transactions are denominated in U.S. dollars. For the year ended December 31, 2012, other income, net, includes foreign currency transaction losses of $0.8 million. For 2011, other income, net, included foreign currency transaction gains of $2.6 million.

Consolidated net revenues from Mexican operations were $100.0 million, or 29%, and $99.1 million, or 30%, of our consolidated net revenues in 2012 and 2011, respectively. In 2012, net income from our Mexican operations was $7.5 million compared to a consolidated income from continuing operations of $10.3 million. In 2011, net income from our Mexican operations was $11.2 million compared to a consolidated income from continuing operations of $8.4 million. You can find more information about our regional operating results, including our export sales, in “Note 24 Segment Information” in Item 8 of this Annual Report on Form 10-K.

Sales and Business Development

Our principal sources of new business originate from the expansion of existing relationships, referrals and direct sales through senior management, direct sales personnel, domestic and international sales representatives, distributors and market specialists. We supplement these selling efforts with a variety of sales literature, advertising in numerous trade media and participating in trade shows. We also utilize engineering specialists extensively to facilitate the sales process by working with potential customers to reduce the cost of the service they need. Our specialists achieve this objective by working with the customer to improve their product’s design for ease of manufacturing, reducing the amount of set-up time or material that may be required to produce the product or by developing software that can automate the test and/or certification process. The award of contracts or programs can be a lengthy process, which in some circumstances can extend well beyond 12 months. Upon occasion, we commit resources to potential contracts or programs that we ultimately do not win.

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

Research and Development

Our research and development activities are mainly related to our product lines that serve the aerospace and defense electronics market. Process improvement expenditures related to our outsourced services are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small, but growing, percentage of our net revenue. We invested $3.8 million and $3.4 million in research and development in 2012 and 2011, respectively.

Patents, Trademarks and Licenses

We own and are licensed under a number of patents and trademarks, but our business as a whole is not materially dependent upon any one patent, trademark, license or technologically related group of patents or licenses.

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

Employees

As of December 31, 2012, we had a total of 1,277 employees, of which 1,018 of our employees are engaged in manufacturing and providing our technical services, 14 are engaged in sales and marketing, 94 are engaged in engineering and 151 engaged in administration. Approximately 591 of our employees are covered by collective bargaining agreements with various unions that expire on various dates through 2014. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 37 employees expire within the next 12 months. Although we believe overall that our relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

Risks Related to Our Business and Forward-Looking Statements

This annual report, and our other oral or written communications, may contain “forward-looking” statements. These statements may include our expectations or projections about the future of our industries, business strategies, potential acquisitions or financial results and our views about developments beyond our control including domestic or global economic conditions, trends and market forces. These statements are based on management’s views and assumptions at the time originally made and we undertake no obligation to update these statements, except as may be required by law. There can be no assurance that our expectations, projections or views will come to pass, and you should not place undue reliance on these forward-looking statements.

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

In the past, we have signed long-term supply agreements with Dana and Meritor and acquired their facilities in Morganton, North Carolina and Toluca, Mexico, among other manufacturing assets. Although most of these acquired facilities have well-established product markets, these customers or their products may not continue to be successful, product enhancements may not be made in a timely fashion, our long-term pricing agreements could generate lower margins than anticipated and there can be no assurance that we will successfully restructure or integrate these operations. Our efforts to restructure, relocate and consolidate a significant number of the operations in these plants could cause certain of these facilities to operate at underutilized levels which could materially adversely affect our business, results of operations and financial condition.

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

Our five largest customers in 2012 were Dana, Meritor, Sistemas, the Australian government and Eaton, collectively accounting for 79% of net revenue. Our five largest customers in 2011 were Dana, Meritor, Sistemas, Northrop Grumman and Eaton, collectively accounting for 77% of net revenue. In addition, U.S. governmental agencies accounted for 6% and 9% of net revenue in 2012 and 2011, respectively. The truck components and assemblies industry has experienced credit risk, highly cyclical market demand, labor unrest, rising steel costs, bankruptcy and other obstacles, while the aerospace and defense electronics industry has seen consolidation, increased competition, disruptive new technologies and uncertain funding.

We depend on the continued growth and financial stability of these customers and our core markets, as well as general economic conditions. Adverse changes affecting these customers, markets or general conditions could harm our operating results. The truck components and assemblies market is highly cyclical, due in part to regulatory deadlines, the availability or scarcity of credit, fluctuations in oil prices and pent-up demand for replacement vehicles.

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

Our Electronics Group sells manufacturing services and products to a number of U.S. government agencies, which in the aggregate represented approximately 6% and 9% of our net revenue in 2012 and 2011, respectively. We also serve as a contractor for large aerospace and defense companies such as Lockheed Martin, Northrop Grumman and Raytheon, typically under federally funded programs, which represented approximately 4% and 4% of net revenue in 2012 and 2011, respectively.

Our government contracts have many inherent risks that could adversely impact our financial results. These contracts depend upon the continuing availability of Congressional appropriations. The budget appropriations process in Congress has at times become highly politicized and unpredictable, including the growing use of “continuing resolutions” as a temporary approach to the resolution of disputes over funding levels. In addition, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending. This “sequestration” under the Budget Control Act is split equally between defense and non-defense programs. Originally scheduled to take effect on January 2, 2013, the deadline for averting “sequestration” was delayed until March 1, 2013 by the ATRA. Congress and the Administration continue to debate these issues.

Any automatic across-the-board cuts required by “sequestration” could have a material adverse effect on our Electronics Group’s business and results of operations. While the exact manner in which “sequestration” would impact our business is unclear, funding for programs in which we participate, either by selling services and products to U.S. government agencies or as a contractor to companies such as Lockheed Martin, Northrop Grumman and Raytheon, could be reduced, delayed or cancelled. Our ability to obtain new contract awards also could be negatively affected.

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

We often provide manufacturing services and products under contracts that contain detailed specifications, quality standards and other terms. If we are unable to perform in accordance with such terms, our customers might seek to terminate such contracts, demand price concessions or other financial consideration or downgrade our past performance rating, an increasingly critical factor in federal procurement competitions. Moreover, many of our contracts are subject to termination for convenience or upon default. These provisions could provide only limited recoveries of certain incurred costs or profits on completed work, and could impose liability for our customers’ costs in procuring undelivered items from another source. If any of our significant contracts were to be terminated or not renewed, we would lose substantial revenues and our operating results as well as prospects for future business opportunities could be adversely affected. For example our supply agreement with Dana represented approximately 55% of our revenues in 2012, and this agreement currently provides for its expiration on January 1, 2015, unless renewed by the parties.

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

Cyber security risks could negatively affect operations and result in high costs.

Our Electronics Group, as a U.S. defense contractor, and our Company overall, face cyber security threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures and natural disasters.

We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information, as do our customers, suppliers and subcontractors. Prior cyber attacks directed at us have not had a material impact on our financial results. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.

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

The markets for our products and services are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities. We could fail to make required capital investments, develop or successfully market services and products that meet changing customer needs and anticipate or respond to technological changes in a cost-effective and timely manner. Our inability to successfully launch or sustain new or next generation programs or product features, especially in accordance with budgets or committed delivery schedules could materially adversely affect our financial results. We could encounter competition from new or revised technologies that render our technologies and equipment less profitable or obsolete in our chosen markets, and our operating results may suffer. In particular, the Company is currently seeking to develop new products and pursue new programs to replenish the Electronics Group’s revenue stream, which has been declining since 2009. However, commercializing these new products and programs has been slower than anticipated, is not expected to result in significant revenue in 2013, and there is no guarantee that the launch of any new products or programs within the Electronics Group will be successful at all.

Access to Capital

An inability to obtain favorable financing could impair our growth.

Our operating results could be materially adversely impacted by the costs and availability of debt or equity financing. Our future liquidity and capital requirements are difficult to predict because they depend on numerous factors, including the pace at which we grow our business and acquire new facilities or the loss of anticipated revenues due to the effects of any extended economic downturn. One method we have used to obtain multi-year supply agreements is to buy a customer’s non-core manufacturing assets and produce products for them. We may need to raise substantial additional funds in order to pursue this strategy. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. Additional equity financing could result in dilution to existing holders. If additional financing is obtained in the form of debt, the terms of the debt could place restrictions on our ability to operate or increase the financial risk of our capital structure. Our ability to borrow under our new credit facility entered into on May 12, 2011 (the “Credit Facility”) is conditioned upon our compliance with various financial covenants. We could lose our access to such financing if we experience adverse changes in our operations, poor financial results, increased risk profiles of our businesses, declines in our credit ratings, any actual or alleged breach of our debt covenants, insurance conditions or similar agreements or any adverse regulatory developments. In any extended economic downturn, we may need to raise capital through the sale of core or non-core assets or businesses and our inability to successfully do so could materially adversely impact our operating results or access to sufficient capital.

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

The financial covenants in our Credit Facility require us to comply with certain financial covenants regarding cumulative quarterly fixed charge coverage ratios. The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates. No assurances can be given that changing business, regulatory or economic conditions might not cause the Company to violate one or more covenants which could result in default or acceleration of any debt under the Credit Facility.

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

We currently have collective bargaining agreements covering approximately 591 employees, or approximately 46% of total employees. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the state voluntary action program standards applicable to the site. We continue to test and assess this site to determine the extent of this contamination by the prior owners of the facility. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, certain environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2002, subject to certain other conditions involving Dana’s release of, or continuing right to seek indemnity from, Eaton, from which Dana acquired the property. On April 2, 2011 we filed suit alleging contamination by Whirlpool Corporation (Whirlpool) of the groundwater beneath the Marion property. Under the Resource Conservation and Recovery Act (“RCRA”), we believe that Whirlpool is responsible for significant environmental remediation at the Marion site.

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

Our Toluca, Mexico facility is subject to soil and groundwater contamination involving petroleum compounds and volatile organic compounds, among other concerns. We continue to test and assess this site to determine the extent of any contamination by the prior owners of the facility. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to June 30, 2006, subject to certain other conditions involving Dana’s release of, or continuing right to seek indemnity from, Eaton, from which Dana acquired the property.

Our Kenton, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, volatile organic compounds, certain metals, PCBs and other contaminants. Under our purchase agreement for this facility, Meritor agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Meritor prior to May 2, 2006. The facility was sold in January 2012.

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

Many other risk factors beyond our control could seriously disrupt our operations, including: risks relating to war, future terrorist activities, computer hacking or other cyber attacks, or political uncertainties; risks relating to natural disasters or other casualties which could shut down our domestic or foreign facilities, disrupt transportation of products or supplies, increase the costs under our self insurance program or change the timing and availability of funding in our aerospace and defense electronics markets; risks inherent in operating abroad, including foreign currency exchange rates, adverse regulatory developments, and miscommunications or errors due to inaccurate foreign language translations or currency exchange rates; or our failure to anticipate or to adequately insure against other risks and uncertainties present in our businesses including unknown or unidentified risks.

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

Location	Segment (Market Served)	Own or Lease (Expiration)	Approximate Square Feet	Certifications

Corporate Office:

Louisville, Kentucky		Lease (2014)	21,600

Manufacturing and Service Facilities:

Louisville, Kentucky	Industrial Group (Truck Components & Assemblies; Specialty Closures)	Own	450,000	QS 9000 TS 16949

Morganton, North Carolina	Industrial Group (Truck Components & Assemblies)	Own	360,000	TS 16949 ISO 14001

Tampa, Florida	Electronics Group (Aerospace & Defense Electronics)	Lease (2016)	318,000	ISO 9001 ISO 14001 AS 9100 NASA-STD-8739 IPC-A-610, Rev D, Class 3 J-STD-001, Rev D, Class 3 CMMI Level 3

Toluca, Mexico	Industrial Group (Truck Components & Assemblies)	Own	217,000	TS 16949

In addition, we lease space in one other facility in Copenhagen, Denmark, which is utilized as a sales office for our Electronics Group.

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at our facilities.

Certification/Specification	Description

AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

IPC-A-610	A certification process for electronics assembly manufacturing which describes materials, methods and verification criteria for producing high quality electronic products. Class 3 specifically includes high performance or performance-on-demand products where equipment downtime cannot be tolerated, end-use environment may be uncommonly harsh, and the equipment must function when required.

J-STD-001	A family of voluntary standards of industry-accepted workmanship criteria for electronic assemblies.

CMMI Level-3	An internationally recognized measure of an organization’s engineering process maturity.

ISO 9001	A certification process comprised of quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products.

ISO 14001	A family of voluntary standards and guidance documents defining specific requirements for an Environmental Management System.

NASA-STD-8739	A specification for space programs designated by the National Aeronautics and Space Administration.

QS 9000	A certification process developed by the nation’s major automakers that focuses on continuous improvement, defect reduction, variation reduction and elimination of waste.

TS 16949	A quality certification system developed within the automotive sector. Using ISO 9001:2000 as its foundation, ISO/TS 16949:2002 specifies the quality management system (QMS) requirements for the design, development, production, installation and servicing of automotive related products.

Item 3.	Legal Proceedings

We are involved from time to time in litigation and other legal or environmental proceedings incidental to our business. There are currently no material pending legal proceedings to which we are a party. Ongoing environmental matters include the following:

•

Our Marion, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the State of Ohio voluntary action program standards applicable to the site. Under our purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to December 31, 2002, to the extent of any indemnification owed to Dana by Eaton or any other matters for which Dana has released Eaton. On April 2, 2011 we filed suit alleging contamination by Whirlpool of the groundwater beneath the Marion property, under the RCRA. We seek injunctive relief, declaratory relief, damages, costs, expenses, and attorneys’ fees as a result of Whirlpool’s RCRA violation.

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

•

Our Kenton, Ohio facility is subject to soil and groundwater contamination involving petroleum compounds, volatile organic compounds, certain metals, PCBs and other contaminants. Under our purchase agreement for this facility, Meritor has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Meritor prior to May 2, 2006. The facility was sold in January 2012. Under the terms of the sale agreement, no warranties relating to the property were made including existing environmental conditions and all liability has been passed to the buyer.

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

	High	Low
Year ended December 31, 2011:
First Quarter	$5.63	$3.74
Second Quarter	5.04	3.56
Third Quarter	4.25	2.90
Fourth Quarter	4.21	2.85

Year ended December 31, 2012:
First Quarter	$4.25	$3.77
Second Quarter	6.97	3.95
Third Quarter	7.56	5.65
Fourth Quarter	7.28	3.58

As of March 5, 2013, there were 747 holders of record of our common stock. No cash dividends were declared during 2011. The amount of cash dividends declared per share for each fiscal quarter in 2012 is presented in the table below.

Dividends per Common Share
Year ended December 31, 2012:
First Quarter	$0.02
Second Quarter	0.02
Third Quarter	0.02
Fourth Quarter	0.02

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. The Company’s Credit Facility contains restrictions related to dividend payments, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity” below.

The following table summarizes our shares of common stock repurchased during the three months ended December 31, 2012 (dollars in thousands except per share data):

			Total Number of	Maximum
	Total	Average	Shares Purchased	Dollar Value of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased (a)	Share	Plans or Programs	Plans or Programs (b)
10/1/2012 – 10/28/2012	14,131	$7.01	12,052	$4,340
10/29/2012 – 11/25/2012	0	$0	0	$4,340
11/26/2012 – 12/31/2012	0	$0	0	$4,340

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

(b)	On December 20, 2011, our Board of Directors approved and we announced an authorization for the repurchase of up to $5.0 million of our outstanding shares of common stock. The Board also authorized an Executive Equity Repurchase Agreement whereby management, including officers and directors, would grant the Company a first right to purchase shares held by such individuals at current market prices (calculated as the average of several days’ closing prices). The Company’s right to purchase the shares would occur any time a party to the agreement departed the Company or intended to sell more than 1,500 shares of common stock. The agreement has a five-year term, subject to earlier termination by the Company, and participation by each individual is voluntary.

Item 6.	Selected Financial Data

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

During the past three years, we have significantly improved our financial condition by reducing fixed costs, accelerating integration efficiencies, exiting certain unprofitable product lines, selling idle assets and entering into a new, more favorable credit facility.

However, we continue to face challenges within our Electronics Group, such as the conclusion of several U.S. Department of Defense programs that the Company supported as a subcontractor, the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally, as well as federal government spending uncertainties in the U.S.

The Electronics Group’s revenue has declined year-over-year since 2009 primarily due to the completion of certain electronic manufacturing and engineering services programs and the timing and amount of certain contract awards by the U.S. Department of Defense and subsequently by its prime contractors on programs that the Company supports. While we currently do not have a pipeline of programs or other contract awards to fully replace these completed programs in the near term, the Company is currently developing new products and pursuing new programs to replenish its revenue stream within the Electronics Group. The U.S. government’s continued focus on addressing federal budget deficits and the growing national debt exacerbates this challenging environment for the Electronics Group. As discussed above, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending, known as “sequestration,” which is split equally between defense and non-defense programs. Congress and the Administration continue to debate these issues. Therefore, while defense spending is expected to continue to constitute a significant portion of the federal budget in the future, overall defense spending levels may drop substantially in the near term and over time.

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

Additionally, while the commercial vehicle and trailer markets continue to rebound from historic lows, we expect the market softness experienced within our Industrial Group during the second half of 2012 to continue through the first half of 2013 due to slow economic growth.

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

As a result of the first step of the goodwill impairment analysis performed as of December 31, 2012, the fair value estimate for the Electronics Group, which is the only reporting unit with goodwill, exceeded its carrying value by approximately 21%. Therefore the second step was not necessary. Key assumptions used to determine the fair value estimate of our Electronics Group during the fourth quarter were the expected after-tax cash flows for the period from 2013 to 2017, which include projected improvements in operating margins and a terminal growth rate of 3.0%, which is consistent with the prior year growth rate. Our analysis included a comparison of our market capitalization to the fair value of the entire enterprise. These and other estimates and assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

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

This particular reporting unit has proprietary technology, patents and levels of security clearance with the U.S. Government. We face continued uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government. The U.S. Government is currently under pressure to decrease its spending, and reductions across the defense industry may be mandated in connection with sequestration. The impact of reduced government spending on our programs and industry could cause our revenues, profits and cash flows to be lower than our current projections. Any adverse impact to our financial outlook could result in impairments to our long-term assets, such as goodwill. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital and terminal value (based on market comparisons) could also be negatively impacted. Deteriorating market conditions for comparable public companies in our industry, or a decline in the market price for the Company’s stock, could result in a reduction in the fair value of our assets.

The Company will continue to monitor the performance of the Electronics Group, the performance of the overall aerospace and defense industry and any material changes in the Company’s market capitalization.

Net Revenue and Cost of Sales. Net revenue of products and services under commercial terms and conditions are recorded upon delivery and passage of title, or when services are rendered. Related shipping and handling costs, if any, are included in costs of sales.

Net revenue under long-term, fixed-price contracts with aerospace and defense companies and agencies of the U.S. Government is recognized in accordance with ASC 605, Revenue Recognition – Construction-Type and Production-Type Contracts. Net revenue on fixed-price contracts is recognized as services are performed. Revenue is deferred until all of the following have occurred (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Contract profits are taken into earnings based on actual cost of sales for units shipped. Amounts representing contract change orders or claims are included in revenue when such costs are invoiced to the customer.

Long-lived asset impairment. We perform periodic impairment analysis on our long-lived amortizable assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operations are unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review. We recorded no impairment charges in 2012 and an immaterial amount of impairment charges in 2011. While we believe our judgments and assumptions were reasonable, changes in assumptions underlying these estimates could result in a material impact to our consolidated financial statements in any given period.

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

A change in the assumed pension discount rate of 100 basis points would result in a change in our pension obligation as of December 31, 2012 of less than $0.1 million. A $0.1 million increase in the expected market values of pension assets would change the estimated 2013 pension expense by less than $0.1 million.

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

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, ASC 740 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment is largely dependent upon projected near-term profitability including the effects of tax planning. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. We have recorded valuation allowances against deferred tax assets in the U.S. and Mexico where realization has been determined to be uncertain. However, our Mexican operation, which has historically generated taxable income and expects to continue to be profitable for the foreseeable future, also has certain deferred tax assets that are expected to be realized and therefore no valuation allowance has been recorded against such assets as of December 31, 2012. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowance may be necessary.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

					Results as Percentage of
				Year Over	Net Revenue
			Year Over	Year	for the Year
	Year Ended		Year	Percentage	Ended
	December 31,		Change	Change	December 31,
	2012	2011	Favorable (Unfavorable)	Favorable (Unfavorable)	2012	2011
		(in thousands, except percentage data)
Net revenue:
Industrial Group	$286,046	$273,305	$12,741	4.7%	83.7%	81.4%
Electronics Group	55,558	62,320	(6,762)	(10.9)	16.3	18.6

Total net revenue	341,604	335,625	5,979	1.8	100.0	100.0

Cost of sales:
Industrial Group	255,065	245,962	(9,103)	(3.7)	89.2	90.0
Electronics Group	42,790	54,434	11,644	21.4	77.0	87.3

Total cost of sales	297,855	300,396	2,541	0.8	87.2	89.5

Gross profit:
Industrial Group	30,981	27,343	3,638	13.3	10.8	10.0
Electronics Group	12,768	7,886	4,882	61.9	23.0	12.7

Total gross profit	43,749	35,229	8,520	24.2	12.8	10.5

Selling, general and administrative	30,797	28,315	(2,482)	(8.8)	9.0	8.4
Research and development	3,816	3,397	(419)	(12.3)	1.1	1.0
Amortization of intangible assets	89	102	13	12.7	0.0	0.0
Nonrecurring (income) expense	—	(3,000)	(3,000)	NM	—	(0.9)
Restructuring expense, net	—	231	231	NM	—	0.1

Operating income	9,047	6,184	2,863	46.3	2.7	1.9

Interest expense, net	437	1,732	1,295	74.8	0.1	0.5
(Gain) on sale of marketable securities	(1,850)	—	1,850	NM	(0.5)	—
Other (income), net	(2,055)	(6,604)	(4,549)	(68.9)	(0.6)	(1.9)

Income from continuing operations before income taxes	12,515	11,056	1,459	13.2	3.7	3.3

Income tax expense	2,248	2,621	373	14.2	0.7	0.8

Income from continuing operations	10,267	8,435	1,832	21.7	3.0	2.5

Loss from discontinued operations, net of tax	(7,220)	(528)	(6,692)	NM	(2.1)	(0.1)

Net income	$3,047	$7,907	$(4,860)	(61.5)	0.9%	2.4%

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group increased $12.7 million from the prior year to $286.0 million in 2012. Increased steel prices, which are contractually passed through to customers under certain contracts, contributed to increased revenue of approximately $7.2 million in 2012. Sales of our specialty closure products increased $3.5 million. Additionally, pricing adjustments contributed to increased revenue of approximately $2.3 million in 2012. Increased volumes for light, medium and heavy-duty commercial truck components contributed to increased revenue of approximately $1.8 million. Partially offsetting these increases were lower volumes for trailer axle beams of $1.3 million and for the off-highway business of $0.8 million.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group decreased $6.8 million to $55.6 million in 2012. The decrease from the prior year is due in part to the completion of certain electronic manufacturing and engineering services programs. The Company is currently developing new products and pursuing new programs to replenish its revenue stream within the Electronics Group; however, commercializing the new products and programs has been slower than anticipated and is not expected to result in significant revenue in 2013. Additionally, the Electronics Group’s outlook continues to be negatively affected by budgetary and funding uncertainty within the U.S. Department of Defense. For information about the budgetary and funding uncertainty, see “Item A. Risk Factors – Congressional budgetary constraints or reallocations can reduce our government sales” above. Partially offsetting this was an increase in product sales to foreign governments and a $2.4 million increase in space-related programs. Revenues for our Electronics Group are expected to remain relatively flat in 2013.

Gross Profit. The Industrial Group’s gross profit increased $3.6 million to $30.9 million in 2012 as compared to $27.3 million in the prior year. The increase in sales volume of specialty closures resulted in an increase in gross profit of approximately $1.6 million. Price increases resulted in an increase in gross profit of $1.5 million over the prior year. The Industrial Group also realized an increase in gross profit of $1.2 million as a result of productivity improvements. Partially offsetting this was a $0.7 million cost increase over the prior year due to inflationary items and higher utilities.

The Electronics Group’s gross profit increased $4.9 million to $12.8 million in 2012 primarily as a result of a favorable mix in sales of higher margin products and services including an increase in product sales to overseas customers, which typically carry higher margins. The Electronics Group’s gross profit as a percentage of revenue for 2012 increased to 23.0% from 12.7% in 2011.

Selling, General and Administrative. Selling, general and administrative expense increased $2.5 million to $30.8 million in 2012 as compared to $28.3 million in 2011. Selling, general and administrative expense increased as a percentage of revenue to 9.0% in 2012 from 8.4% in 2011. Selling, general and administrative expense for the year ended December 31, 2012 include a $1.1 million write-off of pre-contract costs when it was determined that certain pre-contract costs could no longer be capitalized due to current year market events involving a specific contract. The Company has continued to limit increases in controllable general and administrative expenses as revenues have increased in its Industrial Group.

Research and Development. Research and development costs were $3.8 million and $3.4 million for the years ended December 31, 2012 and 2011, respectively, in support of the Electronics Group’s self-funded product and technology development activities.

Nonrecurring (Income) Expense. During 2011, the Company recognized a gain of $3.0 million in connection with a settlement regarding prior year volumes with one of its customers.

Interest Expense, Net. Interest expense for the year ended December 31, 2012 decreased $1.3 million due to a decrease in our weighted average interest rate applicable to our outstanding debt and a decrease in the weighted average debt outstanding. The weighted average interest rate decreased to 2.4% in 2012 from 5.6% in 2011, reflecting lower interest rates under the Company’s Credit Facility entered into on May 12, 2011 (the “Credit Facility”). Additionally, our weighted average debt outstanding decreased to $10.9 million during 2012 from $18.1 million during 2011.

Other (Income) Expense, Net. Other (income) expense, net decreased $4.6 million to $2.1 million for 2012 from $6.6 million in 2011. Other income for the year ended December 31, 2012 includes a gain of

$2.6 million from the sale of idle assets within the Industrial Group. Partially offsetting this were foreign currency related losses of $0.8 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. Other income, net for the year ended December 31, 2011 includes gains of $3.6 million from the sale of idle assets within the Industrial Group and foreign currency transaction gains of $2.6 million.

Income Taxes. The 2012 income tax provision consists of current and deferred tax expense of $1.4 million and $0.9 million, respectively. The 2011 income tax provision consists of current and deferred tax expense of $2.1 million and $0.5 million, respectively. The current tax expense in both years is primarily attributable to taxes paid by our Mexican subsidiaries. Our Mexican subsidiaries recognized a deferred tax benefit in both years related to the recovery of certain deferred tax assets that were previously reserved for by a valuation allowance.

Discontinued Operations. On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, Inc. (“Sypris Test & Measurement”) for $39.0 million, of which $3.0 million was deposited in an escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company and was classified as restricted cash on the Company’s consolidated balance sheets as of December 31, 2011. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement, and the parties engaged in binding arbitration to resolve the claim. During 2012, the arbitration dispute was settled for $6.5 million, which includes the counterparty’s legal fees and expenses. Both parties have entered a mutual release of all related potential claims. This amount was paid in October 2012. The Company also incurred legal expenses of $0.7 million and $0.1 million during 2012 and 2011, respectively, in connection with the claim. These charges are included in loss from discontinued operations, net of tax in the consolidated statements of operations.

Quarterly Results

The following table presents our unaudited condensed consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2012. The quarterly results are presented on a 13-week period basis. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period.

	2012				2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:
Industrial Group	$82,522	$82,850	$65,176	$55,498	$59,550	$68,885	$72,647	$72,223
Electronics Group	13,941	16,062	13,587	11,968	16,260	16,173	18,530	11,357

Total net revenue	96,463	98,912	78,763	67,466	75,810	85,058	91,177	83,580
Cost of sales:
Industrial Group	72,600	73,944	58,602	49,919	54,418	61,805	65,716	64,023
Electronics Group	11,349	11,745	10,787	8,909	13,244	15,142	15,198	10,850

Total cost of sales	83,949	85,689	69,389	58,828	67,662	76,947	80,914	74,873
Gross profit:
Industrial Group	9,922	8,906	6,574	5,579	5,132	7,080	6,931	8,200
Electronics Group	2,592	4,317	2,800	3,059	3,016	1,031	3,332	507

Total gross profit	12,514	13,223	9,374	8,638	8,148	8,111	10,263	8,707
Selling, general and administrative	7,595	7,698	7,633	7,871	6,863	6,810	7,232	7,410
Research and development	394	1,035	1,084	1,303	616	924	1,097	760
Amortization of intangible assets	22	22	22	23	28	28	24	22
Nonrecurring (income) expense	—	—	—	—	(3,000)	—	—	—
Restructuring expense, net	—	—	—	—	(253)	130	356	(2)
Operating income (loss)	4,503	4,468	635	(559)	3,894	219	1,554	517

Interest expense, net	117	105	98	117	729	726	153	124
(Gain) on sale of marketable securities	—	(537)	(1,313)	—	—	—	—	—
Other (income) expense, net	(2,074)	(457)	561	(85)	231	275	(6,489)	(621)

Income (loss) from continuing operations, before tax	6,460	5,357	1,289	(591)	2,934	(782)	7,890	1,014
Income tax expense (benefit)	949	343	697	259	432	768	1,808	(387)

Income (loss) from continuing operations	5,511	5,014	592	(850)	2,502	(1,550)	6,082	1,401
Loss from discontinued operations, net of tax	(223)	(576)	(6,331)	(90)	(450)	—	—	(78)

Net income (loss)	$5,288	$4,438	$(5,739)	$(940)	$2,052	$(1,550)	$6,082	$1,323

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.28	$0.25	$0.03	$(0.04)	$0.13	$(0.08)	$0.30	$0.07
Loss per share from discontinued operations	(0.01)	(0.03)	(0.33)	(0.01)	(0.02)	—	—	—

Net income (loss) per share	$0.27	$0.22	$(0.30)	$(0.05)	$0.11	$(0.08)	$0.30	$0.07

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.28	$0.25	$0.03	$(0.04)	$(0.12)	$(0.08)	$0.30	$0.07
Loss per share from discontinued operations	(0.01)	(0.03)	(0.32)	(0.01)	(0.02)	—	—	—

Net income (loss) per share	$0.27	$0.22	$(0.29)	$(0.05)	$0.10	$(0.08)	$0.30	$0.07

Liquidity and Capital Resources

On May 12, 2011, the Company entered into its new Credit Facility providing total availability up to $50.0 million that supports short-term funding needs and letters of credit, which replaced the Company’s Revolving Credit Agreement and Senior Notes scheduled to mature in January 2012. Loans made under the Credit Facility will mature and the commitments thereunder will terminate in May 2016. The Credit Facility provides for an option, subject to certain conditions, to increase total availability to $60.0 million in the future.

Borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. At December 31, 2012, we had total availability under the Credit Facility of $13.2 million along with an unrestricted cash balance of $18.7 million, which provides for total cash and available borrowing capacity of $31.9 million. Approximately $11.7 million of the unrestricted cash balance relates to our Mexican subsidiaries. Standby letters of credit up to a maximum of $5.0 million may be issued under the Credit Agreement of which $1.0 million were issued at December 31, 2012. Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

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

We also had purchase commitments totaling approximately $7.1 million at December 31, 2012, primarily for inventory and manufacturing equipment.

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

As a result of a decline in the overall economy, we took significant actions throughout 2009, 2010 and 2011 to reduce our cost base and improve profitability, including various plant shutdowns and other workforce reductions. Based on our current forecast for 2013, we expect to be able to meet the financial covenants of our Credit Facility and have sufficient liquidity to finance our operations. However, changing business, regulatory and economic conditions may mean that actual results will vary from our forecasts. For more information, please refer to “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2013 business plan, we believe that cash flow from operations, available cash and available borrowings under our Credit Facility will be adequate to meet our liquidity needs for at least the next twelve months.

Financial Condition

Operating Activities. Net cash used in operating activities was $4.9 million in 2012, as compared to net cash provided of $17.4 million in 2011. Accounts payable decreased during 2012 and used $15.2 million during the year as a result of the timing of purchases primarily by our Industrial Group. Accrued liabilities decreased in 2012 and used $6.1 million primarily as a result of a retention bonus payout and payments related to the settlement of an arbitration dispute regarding the sale of Sypris Test & Measurement. Prepaid expenses and other assets increased and used $1.4 million primarily as a result of a $0.8 million increase in income taxes refundable for our Mexican subsidiaries. Accounts receivable decreased in 2012 and provided cash of $4.3 million as a result of the timing of revenue within the year. The Industrial Group’s fourth quarter revenue declined $16.7 million in 2012 as compared to the fourth quarter of 2011, resulting in a decline in accounts receivable of $8.9 million. Partially offsetting this decrease was an increase in sales within the Electronics Group at the end of 2012, driving an increase in accounts receivable of $4.6 million.

Investing Activities. Net cash used in investing activities was $0.6 million in 2012 as compared to net cash used of $1.8 million in 2011. Net cash used in investing activities for 2012 included $7.1 million of capital expenditures partially offset by proceeds of $4.6 million from the sale of idle assets primarily within the Industrial Group and $1.9 million from the sale of marketable securities. Net cash used in investing activities in 2011 includes capital expenditures of $6.8 million partially offset by proceeds from the sale of assets of $5.0 million.

Financing Activities. Net cash provided by financing activities was $6.0 million for the year ended December 31, 2012 as compared to net cash used of $14.1 million in 2011. Net cash provided by financing activities in 2012 included $9.0 million in additional borrowings under the Credit Facility partially offset by $1.6 million in dividend payments and $1.4 million for the repurchase of stock and minimum statutory tax withholdings on stock-based compensation. Net cash used in financing activities in 2011 included the repayment of debt under the Company’s former Revolving Credit Agreement and Senior Notes partially offset by borrowings of $10.0 million under the new Credit Facility. The Company also paid $0.4 million of deferred loan cost in 2011 in conjunction with the new Credit Facility and $0.4 million for minimum statutory tax withholdings on stock-based compensation.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2012.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2012. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we concluded that as of December 31, 2012, Sypris’ internal control over financial reporting is effective based on these criteria.

Ernst & Young LLP, our independent auditors and a registered public accounting firm, has audited and reported on the consolidated financial statements of Sypris Solutions, Inc. and on the effectiveness of our internal controls over financial reporting. The reports of Ernst & Young LLP are contained in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sypris Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sypris Solutions Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sypris Solutions, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended of Sypris Solutions. Inc. and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 12, 2013

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year ended December 31,
	2012	2011
Net revenue:
Outsourced services	$289,173	$283,189
Products	52,431	52,436

Total net revenue	341,604	335,625

Cost of sales:
Outsourced services	258,458	254,998
Products	39,397	45,398

Total cost of sales	297,855	300,396

Gross profit	43,749	35,229

Selling, general and administrative	30,797	28,315
Research and development	3,816	3,397
Amortization of intangible assets	89	102
Nonrecurring (income), net	0	(3,000)
Restructuring expense, net	0	231

Operating income	9,047	6,184

Interest expense, net	437	1,732
(Gain) on sale of marketable securities	(1,850)	0
Other (income), net	(2,055)	(6,604)

Income from continuing operations before income taxes	12,515	11,056

Income tax expense	2,248	2,621

Income from continuing operations	10,267	8,435

Loss from discontinued operations, net of tax	(7,220)	(528)

Net income	$3,047	$7,907

Basic income (loss) per share:
Income per share from continuing operations	$0.51	$0.43
Loss per share from discontinued operations	(0.38)	(0.03)

Net income per share	$0.13	$0.40

Diluted income (loss) per share:
Income per share from continuing operations	$0.50	$0.43
Loss per share from discontinued operations	(0.37)	(0.03)

Net income per share	$0.13	$0.40

Cash dividends per common share	$0.08	$0

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2012	2011
Net income	$3,047	$7,907

Other comprehensive income (loss):
Foreign currency translation adjustments	2,132	(4,863)
Employee benefit related	161	(4,668)
Reclassification adjustment for net gain on marketable securities included in net income	(1,685)	0
Unrealized gain on marketable securities	0	1,685

Other comprehensive income (loss), net of tax	608	(7,846)

Total comprehensive income	$3,655	$61

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$18,664	$18,173
Accounts receivable, net	38,530	42,984
Inventory, net	33,958	33,621
Other current assets	4,946	3,468
Assets held for sale	0	1,739

Total current assets	96,098	99,985

Restricted cash	0	3,000
Investment in marketable securities	0	1,749
Property, plant and equipment, net	53,050	56,891
Goodwill	6,900	6,900
Other assets	4,920	7,200

Total assets	$160,968	$175,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$36,267	$51,303
Accrued liabilities	21,988	23,569

Total current liabilities	58,255	74,872

Long-term debt	19,000	10,000

Other liabilities	20,780	30,385

Total liabilities	98,035	115,257

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,190,116 shares issued and 20,155,268 outstanding in 2012 and 20,108,635 shares issued and 19,995,401 outstanding in 2011	202	201
Additional paid-in capital	149,576	149,160
Retained deficit	(65,282)	(66,722)
Accumulated other comprehensive loss	(21,562)	(22,170)
Treasury stock, 34,848 and 113,234 shares in 2012 and 2011, respectively	(1)	(1)

Total stockholders’ equity	62,933	60,468

Total liabilities and stockholders’ equity	$160,968	$175,725

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,047	$7,907
Loss from discontinued operations	(7,220)	(528)

Income from continuing operations	10,267	8,435
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,251	14,216
Deferred income taxes	871	508
Gain on sale of marketable securities	(1,850)	0
Non-cash compensation	1,826	979
Deferred revenue recognized	(7,892)	(6,884)
Deferred loan costs recognized	78	172
Write-off of pre-contract costs	1,113	0
Write-off of debt issuance costs	0	277
Gain on sale of assets	(2,590)	(4,523)
Provision for excess and obsolete inventory	928	945
Other noncash items	1,209	(2,545)
Contributions to pension plans	(1,598)	(753)
Changes in operating assets and liabilities:
Accounts receivable	4,307	(1,509)
Inventory	(1,191)	(4,302)
Prepaid expenses and other assets	(1,350)	564
Accounts payable	(15,193)	11,747
Accrued and other liabilities	(6,106)	100

Net cash (used in) provided by operating activities	(4,920)	17,427

Cash flows from investing activities:
Capital expenditures	(7,082)	(6,848)
Proceeds from sale of marketable securities	1,914	0
Proceeds from sale of assets	4,595	5,032
Other	0	33

Net cash used in investing activities	(573)	(1,783)

Cash flows from financing activities:
Repayment of former Revolving Credit Agreement	0	(10,000)
Repayment of former Senior Notes	0	(13,305)
Net change in debt under revolving credit agreements	9,000	10,000
Payments for deferred loan costs	0	(387)
Common stock repurchases	(660)	0
Indirect repurchase of shares for minimum statutory tax withholdings	(750)	(435)
Cash dividends paid	(1,607)	0
Proceeds from issuance of common stock	1	64

Net cash provided by (used in) financing activities	5,984	(14,063)

Net increase in cash and cash equivalents	491	1,581

Cash and cash equivalents at beginning of year	18,173	16,592

Cash and cash equivalents at end of year	$18,664	$18,173

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-In	(Deficit)	Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock
January 1, 2011 balance	19,663,229	$199	$148,555	$(74,629)	$(14,324)	$(3)

Net income	0	0	0	7,907	0	0
Unrealized gain on marketable securities	0	0	0	0	1,685	0
Employee benefit related	0	0	0	0	(4,668)	0
Foreign currency translation adjustment	0	0	0	0	(4,863)	0

Comprehensive income (loss)	0	0	0	7,907	(7,846)	0

Restricted common stock grant	413,500	2	1	0	0	2
Noncash compensation	31,200	0	979	0	0	0
Exercise of stock options	14,185	0	64	0	0	0
Treasury stock	(35,000)	0	0	0	0	0
Retire treasury stock	(91,713)	0	(439)	0	0	0

December 31, 2011 balance	19,995,401	201	149,160	(66,722)	(22,170)	(1)

Net income	0	0	0	3,047	0	0
Reclassification adjustment for net gain on marketable securities included in net income	0	0	0	0	(1,685)	0
Employee benefit related	0	0	0	0	161	0
Foreign currency translation adjustment	0	0	0	0	2,132	0

Comprehensive income	0	0	0	3,047	608	0

Cash dividends, $0.08 per common share	0	0	0	(1,607)	0	0
Common stock repurchases	(96,868)	(1)	(659)	0	0	0
Restricted common stock grant	305,000	3	(3)	0	0	0
Noncash compensation	36,000	0	1,826	0	0	0
Exercise of stock options	62,386	0	0	0	0	0
Treasury stock	(20,000)	0	0	0	0	0
Retire treasury stock	(126,651)	(1)	(748)	0	0	0

December 31, 2012 balance	20,155,268	$202	$149,576	$(65,282)	$(21,562)	$(1)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(1)	Organization and Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries (collectively, “Sypris” or the “Company”) and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico and Denmark and serve a wide variety of domestic and international customers. All intercompany accounts and transactions have been eliminated.

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

Cash Equivalents and Restricted Cash

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased. Restricted cash at December 31, 2011 included money held in escrow pursuant to the sale of Sypris Test & Measurement in 2009 in connection with certain customary representations, warranties, covenants and indemnifications of the Company (Note 2).

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

As a result of the first step of the goodwill impairment analysis performed as of December 31, 2012, the fair value estimate for the Electronics Group, which is the only reporting unit with goodwill, exceeded its carrying value by approximately 21%. Therefore the second step was not necessary. Key assumptions used to determine the fair value estimate of our Electronics Group during the fourth quarter were the expected after-tax cash flows for the period from 2013 to 2017, which include projected improvements in operating margins and a terminal growth rate of 3.0%, which is consistent with the prior year growth rate. Our analysis included a comparison of our market capitalization to the fair value of the entire enterprise. These and other estimates and assumptions are impacted by

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

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

This particular reporting unit has proprietary technology, patents and levels of security clearance with the U.S. Government. We face continued uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government. The U.S. Government is currently under pressure to decrease its spending, and reductions across the defense industry may be mandated in connection with sequestration. The impact of reduced government spending on our programs and industry could cause our revenues, profits and cash flows to be lower than our current projections. Any adverse impact to our financial outlook could result in impairments to our long-term assets, such as goodwill. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital and terminal value (based on market comparisons) could also be negatively impacted. Deteriorating market conditions for comparable public companies in our industry, or a decline in the market price for the Company’s stock, could result in a reduction in the fair value of our assets. If any impairment were indicated as a result of a review, we would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.

The Company will continue to monitor the performance of the Electronics Group, the performance of the overall aerospace and defense industry and significant changes in the Company’s market capitalization.

Pre-contract Costs

Costs incurred on projects as pre-contract costs are deferred as assets in accordance with ASC 605-35-25 when the Company has been requested by the customer to begin work under a new arrangement prior to contract execution. The Company records pre-contract costs when formal contracts have not yet been executed, and it is probable that the Company will recover the costs through the issuance of a contract. If we determine it is probable that we will be awarded the specific anticipated contract, we capitalize the pre-contract costs we incur, excluding start-up costs which are expensed as incurred. Conversely, if it appears uncertain that we will obtain the contract within a specified time period, all previously deferred costs are expensed. During December 2012, it was determined that certain pre-contract costs could no longer be capitalized due to current year market events involving a specific contract. As a result, the Company wrote-off deferred costs of $1,709,000 associated with the contract to selling, general and administrative expense in the accompanying consolidated statements of operations for the fiscal year ended December 31, 2012. There were no other capitalized pre-contract costs as of December 31, 2012. Capitalized pre-contract costs of $1,113,000 at December 31, 2011 are included in other assets in the accompanying Consolidated Balance Sheets.

Deferred Revenue

Deferred revenue for the Electronics Group is recorded when payments are received in advance for service agreements and extended warranties on certain products and is amortized into revenue on a straight-line basis over the contractual term. Deferred revenue for the Industrial Group is generally associated with the Dana settlement (Note 5) and will be amortized into income on a units-of-production basis over the term of the related supply agreement. See Notes 14 and 15 for the amount of deferred revenue included in accrued liabilities and other liabilities.

Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Net revenue under long-term, fixed-price contracts with aerospace and defense companies and agencies of the U.S. Government is recognized in accordance with ASC 605, Revenue Recognition – Construction-Type and Production-Type Contracts. Net revenue on fixed-price contracts is recognized as services are performed. Revenue is deferred until all of the following have occurred (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Contract profits are taken into earnings based on actual cost of sales for units shipped. Amounts representing contract change orders or claims are included in revenue when such costs are invoiced to the customer.

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2012 and 2011, was $1,111,000 and $914,000, respectively. The Company’s warranty expense for the years ended December 31, 2012 and 2011 was $422,000 and $460,000, respectively.

Additionally, the Company sells three and five-year extended warranties for certain link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of December 31, 2012 and 2011, the Company had deferred $2,607,000 and $2,536,000, respectively, related to extended warranties. At December 31, 2012, $1,085,000 is included in accrued liabilities and $1,522,000 is included in other liabilities in the accompanying balance sheets. At December 31, 2011, $802,000 is included in accrued liabilities and $1,734,000 is included in other liabilities in the accompanying balance sheets.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, various departments or agencies of the U.S. Government, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 65% and 74% of accounts receivable outstanding at December 31, 2012 and 2011, respectively, are due from the Company’s two largest customers. More specifically, Dana and Meritor comprise 44% and 21%, respectively, of December 31, 2012 outstanding accounts receivables. Similar amounts at December 31, 2011 were 56% and 18%, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Industrial Group’s largest customers for the year ended December 31, 2012 were Dana and Meritor, which represented approximately 55% and 15%, respectively, of the Company’s total net revenue. Dana and Meritor were also the Company’s largest customers for the year ended December 31, 2011, which represented approximately 54% and 13%, respectively, of the Company’s total net revenue. The Company recognized revenue from contracts with the U.S. Government and its agencies approximating 6% and 9% of net revenue for the years ended December 31, 2012 and 2011, respectively. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2012 or 2011.

Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiaries is the Mexican peso. Assets and liabilities are translated at the period end exchange rate, and income and expense items are translated at the weighted average exchange rate. The resulting translation adjustments are recorded in comprehensive income (loss) as a separate component of stockholders’ equity. Remeasurement gains or losses for U.S. dollar denominated accounts of the Company’s Mexican subsidiaries are included in other (income), net.

Collective Bargaining Agreements

Approximately 591, or 46% of the Company’s employees, all of which are in the Industrial Group, are covered by collective bargaining agreements. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 37 employees expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement and represent approximately 411 employees, or 32% of the Company’s workforce.

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

Reclassifications

Certain amounts in the Company’s 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.

(2)	Discontinued Operations

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement for $39,000,000, of which $3,000,000 was deposited in an escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company and was classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2011. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement, and the parties engaged in binding arbitration to resolve the claim. During 2012, the arbitration dispute was settled for $6,500,000, which includes the counterparty’s legal fees and expenses. Both parties have entered a mutual release of all related potential claims. This amount was paid in October 2012. The Company also incurred legal expenses of $720,000 and $78,000 during 2012 and 2011, respectively, in connection with the claim. These charges are included in loss from discontinued operations, net of tax in the consolidated statements of operations.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(3)	Nonrecurring (Income) Expense

During the year ended December 31, 2011, the Company recognized a gain of $3,000,000 in connection with a settlement regarding prior year volumes with one of its customers within the Industrial Group.

(4)	Other (Income), Net

During the year ended December 31, 2012, the Company recognized net gains of $2,590,000 related to the disposition of idle assets. Additionally, the Company recognized foreign currency transaction losses of $777,000 for the year ended December 31, 2012, respectively, related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. For the year ended December 31, 2011, the Company recognized net gains of $3,636,000 related to the disposition of idle assets and foreign currency transaction gains of $2,640,000. These gains and losses are included in other (income) expense, net on the consolidated statements of operations.

(5)	Dana Settlement Agreement

On March 3, 2006, the Company’s largest customer, Dana and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. On August 7, 2007, the Company entered into a comprehensive settlement agreement with Dana to resolve all outstanding disputes between the parties, terminate previously approved arbitration payments and replace three existing supply agreements with a single, revised contract running through 2014. In addition, Dana provided the Company with an allowed general unsecured non-priority claim in the face amount of $89,000,000 (the “Claim”).

The Claim provided to Sypris was agreed to by Sypris and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, Sypris recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement. For the years ended December 31, 2012 and 2011, the Company recognized into revenue $7,892,000 and $6,884,000, respectively, related to the Claim.

On August 31, 2011, the Company received 143,966 shares of Dana common stock, representing the final distribution to be received in conjunction with the settlement. During 2012, the Company sold all of those shares and recognized a gain of $1,850,000 for the year ended December 31, 2012.

(6)	Restructuring, Impairments and Nonrecurring Charges

As announced during the fourth quarter of 2008, the Company committed to a restructuring program, which included the closure of its Kenton, Ohio facility, significant reductions in the workforce in its Marion, Ohio facility and the integration of its Electronics Group subsidiaries. The purpose of the restructuring program was to reduce fixed costs, accelerate integration efficiencies, exit certain unprofitable product lines and significantly improve operating earnings on a sustained basis. The restructuring program was substantially complete as of December 31, 2012, and no charges were recorded during the year ended December 31, 2012. As a result of the restructuring program, the Company recorded restructuring charges of $231,000 in 2011, which is included in restructuring expense, net on the consolidated statement of operations.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(7)	Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2012	2011

Commercial	$38,220	$42,860
U.S. Government	620	480

	38,840	43,340
Allowance for doubtful accounts	(310)	(356)

	$38,530	$42,984

Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 2012 and 2011, of $620,000 and $480,000 respectively.

(8)	Inventory

Inventory consists of the following (in thousands):

	December 31,
	2012	2011

Raw materials	$20,645	$19,719
Work in process	14,198	13,093
Finished goods	4,461	7,451
Reserve for excess and obsolete inventory	(5,346)	(6,642)

	$33,958	$33,621

(9)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2012	2011

Prepaid expenses	$1,216	$1,426
Other	3,730	2,042

	$4,946	$3,468

Included in other current assets are deferred taxes for the Company’s Mexican subsidiaries, income taxes refundable and other items, none of which exceed 5% of total current assets.

(10)	Investment in Marketable Securities

The Company’s investment in marketable securities consisted exclusively of shares of Dana common stock. The Company’s investment in Dana common stock was classified as an available-for-sale security in accordance with ASC 320-10-25, Investments – Debt and Equity Securities – Recognition, and measured at fair value as determined by a quoted market price (a level 1 valuation under ASC 820-10). The related unrealized holding gains were excluded from operations and recorded in accumulated other comprehensive loss on the consolidated balance sheets. As of December 31, 2012, the Company had sold all of its shares of Dana common stock and did not own any marketable securities. At December 31, 2011, the Company owned 143,966 common shares of Dana with a market value of $12.15 per share. At December 31, 2011, the gross unrealized gain was approximately $1,685,000. In accordance with ASC 820-10, the fair value of the shares was valued based on quoted market prices in active markets for identical shares at December 31, 2011.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes marketable securities as of December 31, 2011 (in thousands):

	Basis	Gross Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Fair Value At Quoted Prices in Active Markets (Level 1)

Marketable securities	$64	$1,685	$—	$1,749

(11)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2012	2011

Land and land improvements	$3,467	$3,337
Buildings and building improvements	25,351	24,704
Machinery, equipment, furniture and fixtures	160,356	156,595
Construction in progress	3,643	5,985

	192,817	190,621

Accumulated depreciation	(139,767)	(133,730)

	$53,050	$56,891

Depreciation expense totaled approximately $12,162,000 and $14,113,000 for the years ended December 31, 2012 and 2011, respectively. In addition, there were capital expenditures of approximately $422,000 and $266,000 included in accounts payable or accrued liabilities at December 31, 2012 and 2011, respectively.

(12)	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2012	2011

Intangible assets:
Gross carrying value:
Industrial Group	$800	$800
Electronics Group	0	0

Total gross carrying value	800	800
Accumulated amortization:
Industrial Group	(770)	(681)
Electronics Group	0	0

Total accumulated amortization	(770)	(681)

Intangible assets, net	30	119
Deferred tax assets, net	3,277	4,482
Deferred pre-contract costs	0	1,113
Other	1,613	1,486

	$4,920	$7,200

Intangible assets at December 31, 2012 and 2011 consists of a long-term supply agreement in the Industrial Group. The weighted average amortization period for intangible assets was 9 years at December 31, 2012 and 2011, respectively. Deferred tax assets, net relate to the Company’s Mexico operations and resulted primarily from deferred revenue related to the Dana settlement agreement. Other assets at December 31, 2012 and 2011 includes unamortized loan costs of approximately $265,000 and $343,000, respectively. Amortization expense for intangible assets is expected to be $30,000 in the fiscal year ended December 31, 2013, at which point the assets will be fully amortized.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(13)	Assets Held for Sale

During 2011, the Company entered into agreements to sell certain assets and liabilities within the Industrial Group. These assets were subsequently sold during 2012 for $4,081,000, and the Company recorded a gain of $2,262,000 included in other (income), net on the Company’s consolidated statement of operations. The following assets and liabilities have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

December 31,
2011

Land and land improvements	$313
Buildings and building improvements	1,575
Machinery, equipment, furniture and fixtures	1,721
Accumulated depreciation	(1,687)
Other assets	192
Accrued liabilities	(375)

$1,739

(14)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011

Salaries, wages, employment taxes and withholdings	$3,385	$7,144
Employee benefit plans	1,121	1,343
Income, property and other taxes	472	1,013
Deferred revenue	13,357	9,497
Restructuring accruals	167	239
Other	3,486	4,333

	$21,988	$23,569

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities. Deferred revenue at December 31, 2012 and 2011 includes $8,000,000 and $7,892,000, respectively, related to the Dana settlement.

(15)	Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2012	2011

Deferred revenue	$8,657	$16,657
Noncurrent pension liability	10,494	11,724
Other	1,629	2,004

	$20,780	$30,385

Included in other liabilities are accrued long-term warranty expenses and other items, none of which exceed 5% of total liabilities. Deferred revenue at December 31, 2012 and 2011 is related to the Dana settlement and will be amortized through 2014.

(16)	Long-Term Debt

On May 12, 2011, the Company entered into its new Credit Facility providing total availability up to $50,000,000 that supports short-term funding needs and letters of credit, which replaced the Company’s Revolving Credit Agreement and Senior Notes, which were scheduled to mature in January 2012. Loans made under the Credit Facility will mature and the commitments thereunder will terminate in May 2016. The Credit Facility provides for

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

an option, subject to certain conditions, to increase total availability to $60,000,000 in the future. Borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments.

At December 31, 2012, the Company had total availability for borrowings and letters of credit under the Credit Facility of $13,173,000 along with an unrestricted cash balance of $18,664,000 which provides for total cash and borrowing capacity of $31,837,000. Approximately $11,748,000 of the unrestricted cash balance relates to the Company’s Mexican subsidiaries. Standby letters of credit up to a maximum of $5,000,000 may be issued under the Credit Facility of which $999,000 and $990,000 were issued at December 31, 2012 and 2011, respectively.

Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

The Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other restricted payments without bank approval, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates. In addition, if the Company’s availability under the Credit Facility falls below $6,000,000 (or $8,000,000 for a period of five or more consecutive days), the Company must maintain a fixed charge coverage ratio of at least 1.15 to 1.00.

The weighted average interest rate for outstanding borrowings at December 31, 2012 was 2.6%. The weighted average interest rates for borrowings during the years ended December 31, 2012 and 2011 were 2.4% and 5.6%, respectively. Interest incurred during the years ended December 31, 2012 and 2011 totaled approximately $514,000 and $1,881,000, respectively. The Company had no capitalized interest in 2012 or 2011. Interest paid during the years ended December 31, 2012 and 2011 totaled approximately $250,000 and $1,100,000, respectively.

(17)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2012 under the Credit Facility approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

	Year ended December 31,
	2012	2011

Service cost	$25	$36
Interest cost on projected benefit obligation	1,870	2,068
Net amortizations and deferrals	842	585
Expected return on plan assets	(2,430)	(2,554)

	$307	$135

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

	December 31,
	2012	2011

Change in benefit obligation:
Benefit obligation at beginning of year	$44,144	$42,094
Service cost	25	36
Interest cost	1,870	2,068
Actuarial loss	2,780	3,041
Benefits paid	(3,258)	(3,095)

Benefit obligation at end of year	$45,561	$44,144

Change in plan assets:
Fair value of plan assets at beginning of year	$32,420	$34,364
Actual return on plan assets	4,307	398
Company contributions	1,598	753
Benefits paid	(3,258)	(3,095)

Fair value of plan assets at end of year	$35,067	$32,420

Underfunded status of the plans	$(10,494)	$(11,724)

Balance sheet assets (liabilities):
Other assets	$0	$0
Accrued liabilities	0	0
Other liabilities	(10,494)	(11,724)

Net amount recognized	$(10,494)	$(11,724)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$45,561	$44,144
Accumulated benefit obligation	45,543	44,121
Fair value of plan assets	35,067	32,420

Projected benefit obligation and net periodic pension cost assumptions:
Discount rate	3.80%	4.40%
Rate of compensation increase	4.00	4.00
Expected long-term rate of return on plan assets	7.75	7.75

Weighted average asset allocation:
Equity securities	58%	61%
Debt securities	42	39

Total	100%	100%

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Investments in our defined benefit plans are stated at fair value. The fair values of our pension plan assets as of December 31, 2012, are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)

Asset categories:
Cash and cash equivalents	$879	$0
Equity investments:
U.S. Large Cap	13,441	0
U.S. Mid Cap	1,444	0
U.S. Small Cap	711	0
World Equity	2,933	0
Real estate	895	0
Other	756	0
Fixed income securities	4,389	9,619

Total Plan Assets	$25,448	$9,619

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2013 ranges from $600,000 to $800,000, which represents the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2012 and 2011 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 0-55%, fixed income securities ranging 35-100% and non-traditional/other of 0%-10% of total investments.

Accumulated other comprehensive loss at December 31, 2012 includes $19,073,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost: The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2013 is $847,000.

At December 31, 2012, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2013	$3,243
2014	3,230
2015	3,218
2016	3,228
2017	3,200
2018-2022	15,090

$31,209

The Company sponsors a defined contribution plan (the Defined Contribution Plan) for substantially all domestic employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions and provide discretionary contributions. Effective March 2009, the Company suspended the participant match for all participants other than those covered by a union contract. Effective October 2010, the Company reinstated a 1% match for those same participants. Effective July 2011, the Company increased the match to 2% for those same participants. Effective January 2012, the Company increased the match to 3%. Contributions to the Defined Contribution Plan in 2012 and 2011 totaled approximately $908,000 and $446,000, respectively.

The Company has self-insured medical plans (the Medical Plans) covering substantially all domestic employees. The number of employees participating in the Medical Plans was approximately 702 and 715 at December 31, 2012 and 2011, respectively. The Medical Plans limit the Company’s annual obligations to fund claims to specified amounts per participant. The Company is adequately insured for amounts in excess of these

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

limits. Employees are responsible for payment of a portion of the premiums. During 2012 and 2011, the Company charged approximately $4,107,000 and $3,979,000, respectively, to operations related to medical claims incurred and estimated, reinsurance premiums, and administrative costs for the Medical Plans.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans related to continuing operations totaled approximately $200,000 and $262,000 in 2012 and 2011, respectively. The aggregate benefit plan assets and accumulated benefit obligation of these plans are not significant.

(19)	Commitments and Contingencies

The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2012 are as follows (in thousands):

2013	$2,237
2014	2,014
2015	1,937
2016	1,994
2017	2,041
2018 and thereafter	2,096

$12,319

Rent expense for the years ended December 31, 2012 and 2011 totaled approximately $2,458,000 and $2,332,000, respectively.

As of December 31, 2012, the Company had outstanding purchase commitments of approximately $7,081,000 primarily for the acquisition of inventory and manufacturing equipment.

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

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 3,000,000 shares of common stock were reserved for issuance under the 2004 Equity Plan. On May 11, 2010, the 2004 Equity Plan was replaced with the 2010 Sypris Omnibus Plan. A total of 3,655,088 shares of common stock were registered for issuance under the 2010 Omnibus Plan. Additionally, awards under the 2004 Plan that are cancelled without having been fully exercised or vested are available again for new awards under the 2010 Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2012 and 2011 was 2,536,939 and 2,854,024, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Year ended December 31,
	2012	2011
Expected life (years)	4.0	4.0
Expected volatility	100.3%	91.3%
Risk-free interest rates	1.01%	2.24%
Expected dividend yield	1.62	0

On April 1, 2012, the Company granted 305,000 restricted stock awards under a long-term incentive program, with cliff vesting at three years of service. The Company granted 200,000 options on April 1, 2012 with a five year life and cliff vesting at three years of service. The Company also granted 116,000 option awards on April 5, 2012 under a long-term incentive program, with cliff vesting on January 1, 2015.

A summary of the restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2012	1,145,753	$3.05
Granted	305,000	4.05
Vested	(364,193)	1.66
Forfeited	(20,000)	3.29

Nonvested shares at December 31, 2012	1,066,560	$3.81

The total fair value of shares vested during 2012 and 2011 was $1,476,000 and $1,146,000, respectively. In conjunction with the vesting of restricted shares and payment of taxes thereon, the Company received into treasury 126,651 and 91,713 restricted shares, respectively, at an average price of $4.05 and $4.74 per share, respectively, the closing market price on the date the restricted stock vested. Such repurchased shares were immediately cancelled.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes option activity for the year ended December 31, 2012:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,184,933	$4.10
Granted	320,500	4.06
Exercised	(110,100)	1.12
Forfeited	(35,700)	4.21
Expired	(306,522)	7.31

Outstanding at December 31, 2012	1,053,111	$3.46	2.71	$972,000

Exercisable at December 31, 2012	337,322	$2.92	1.36	$724,000

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2012 and 2011 was $2.56 and $2.69 per share, respectively. There were 110,100 and 14,185 options exercised in 2012 and 2011, respectively. The total intrinsic value of options exercised was $672,000 and $3,000 during the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, there was $2,339,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option shares vested was $1,004,000 and $43,000 during the years ended December 31, 2012 and 2011, respectively.

(21)	Stockholders’ Equity

As of December 31, 2012, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in accordance with the terms of our stockholder rights plan. There are no shares of Series A Preferred Stock currently outstanding, and we have no current plans to issue any such shares. Any future holders of Series A Preferred Stock, as currently designated, would have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company’s dissolution. Any such shares of Series A Preferred Stock would not be redeemable. However, the Company would be entitled to purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

The holders of our common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2012	2011

Foreign currency translation adjustments	$(4,675)	$(6,807)
Unrealized gain on available-for-sale securities	0	1,685
Employee benefit related adjustments, net of tax of $2,512 – U.S.	(16,561)	(16,500)
Employee benefit related adjustments – Mexico	(326)	(548)

Accumulated other comprehensive loss	$(21,562)	$(22,170)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(22)	Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of income (loss) from continuing operations before taxes are as follows (in thousands):

	Year ended December 31,
	2012	2011

Domestic	$7,906	$(2,770)
Foreign	4,609	13,826

	$12,515	$11,056

The components of income tax expense (benefit) applicable to continuing operations are as follows (in thousands):

	Year ended December 31,
	2012	2011
Current:
Federal	$0	$176
State	141	11
Foreign	1,236	1,926

Total current income tax expense	1,377	2,113

Deferred:
Federal	0	0
State	0	0
Foreign	871	508

Total deferred income tax expense	871	508

	$2,248	$2,621

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2012 and 2011 totaled $116,000 and $78,000, respectively. Foreign income taxes paid during 2012 and 2011 totaled $2,054,000 and $1,230,000, respectively. There were no foreign refunds received in 2012 and 2011. There were no federal taxes paid in 2012 and 2011, and there were no federal refunds received in 2012 and 2011. At December 31, 2012, the Company had $107,093,000 of federal net operating loss carryforwards available to offset future federal taxable income, which will expire in various amounts from 2024 to 2032.

At December 31, 2012, the Company had $34,374,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida. These carryforwards expire in various amounts from 2018 to 2032.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following is a reconciliation of income tax expense applicable to continuing operations to that computed by applying the federal statutory rate to loss from continuing operations before income taxes (in thousands):

	Year ended December 31,
	2012	2011

Federal tax expense at the statutory rate	$1,831	$3,665
Current year permanent differences	(18)	(500)
State income taxes, net of federal tax impact	(406)	(562)
Dividend from foreign subsidiary	0	2,593
Foreign repatriation, net of foreign tax credits	4,735	0
Mexican minimum taxes	1,021	0
Effect of tax rates of foreign subsidiaries	(440)	(758)
Currency translation effect on temporary differences	(882)	123
Valuation allowance	(4,444)	(2,172)
Prior year adjustment	852	208
Other	(1)	24

	$2,248	$2,621

Deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011

Deferred tax assets:
Compensation and benefit accruals	$1,521	$2,900
Inventory valuation	2,817	3,318
Federal and state net operating loss carryforwards	43,550	39,198
Deferred revenue	5,461	4,520
Accounts receivable allowance	121	138
Defined benefit pension plan	3,554	3,769
Foreign deferred revenue and other provisions	5,888	7,096
AMT credits	185	185
Other	135	1,457

	63,232	62,581
Domestic valuation allowance	(48,196)	(51,215)
Foreign valuation allowance	(746)	(1,492)

Total deferred tax assets	14,290	9,874

Deferred tax liabilities:
Foreign subsidiaries – unrepatriated earnings	(4,735)	0
Depreciation	(4,413)	(4,270)

Total deferred tax liabilities	(9,148)	(4,270)

Net deferred tax asset	$5,142	$5,604

ASC 740, Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The net cumulative domestic loss for the current and prior two years represents negative evidence under the provisions of ASC 740 requiring the Company to establish a valuation allowance against domestic deferred tax assets. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and certain non-U.S. tax benefits.

The gross deferred tax asset for the Company’s Mexican subsidiaries was $5,888,000 and $7,096,000 as of December 31, 2012 and 2011, respectively. Included in this balance is a deferred tax asset associated with the impairment of marketable securities, which was the result of losses recorded for book purposes on the portion of

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

such marketable securities allocated to the Mexican subsidiaries. A full valuation allowance of $746,000 and $1,492,000 was applied to this specific deferred tax asset as of December 31, 2012 and 2011, respectively.

Therefore, the net deferred tax asset balances of $5,142,000 and $5,604,000 at December 31, 2012 and 2011, respectively, are attributable to the Mexican subsidiaries. The Company has been profitable in Mexico in the past and anticipates continuing profitability in the future.

The ASC Income Tax topic includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financials. Specifically, the guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits as of December 31, 2012 and 2011 was $200,000. There were no changes to the unrecognized tax benefit balance during the years ended December 31, 2012 and 2011.

If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire balance at December 31, 2012 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, the Company does not have an accrual for the payment of tax-related interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2008 through 2011, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

At October 1, 2012, the Company had $13,053,000 of undistributed earnings from non-U.S. operations on which no provision for U.S. federal and/or state income tax and foreign withholdings had been provided because the Company intended to reinvest such earnings indefinitely outside of the United States. Subsequent to October 1, 2012, the Company changed the classification of those earnings to reflect a change in management’s strategic objectives that could require the repatriation of foreign earnings. As a result of this change, the Company recognized $4,735,000 of additional income tax expense during the year ended December 31, 2012 to record the applicable U.S. deferred income tax liability. As of December 31, 2012, the Company no longer has any undistributed earnings of foreign subsidiaries that are classified as permanently reinvested. The Company expects to repatriate available non-U.S. cash holdings during 2013. The Company will utilize its net operating loss carryforward in the U.S. to offset the taxable income generated in 2013 in the U.S. as a result of the repatriation and has therefore recognized a deferred income tax benefit equal to the amount of the U.S deferred tax liability and a corresponding reduction in the deferred tax asset valuation allowance.

(23)	Earnings (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 532,000 and 652,000 potential common shares excluded from diluted earnings per share for the years ended December 31, 2012 and 2011, respectively, because the effect of inclusion would be anti-dilutive.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Year ended December 31,
	2012	2011
Earnings attributable to stockholders:
Income from continuing operations as reported.	$10,267	$8,435
Less distributed and undistributed earnings allocable to restricted award holders	(429)	(399)
Less dividends declared attributable to restricted award holders	(64)	0

Net income from continuing operations allocable to common stockholders	9,774	8,036
Loss from discontinued operations, net of tax allocable to common stockholders	(7,220)	(528)

Net income allocable to common stockholders	$2,554	$7,508

Basic earnings (loss) per common share attributable to stockholders:
Continuing operations.	$0.51	$0.43
Discontinued operations	(0.38)	(0.03)

Net income	$0.13	$0.40

Diluted earnings (loss) per common share attributable to stockholders:
Continuing operations.	$0.50	$0.43
Discontinued operations	(0.37)	(0.03)

Net income	$0.13	$0.40

Weighted average shares outstanding – basic.	19,050	18,823
Weighted average additional shares assuming conversion of potential common shares	365	185

Weighted average shares outstanding – diluted.	19,415	19,008

(24)	Segment Information

The Company is organized into two business groups, the Industrial Group and the Electronics Group. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies, and workforce skills of the segments. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. The Electronics Group provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems. Revenue derived from outsourced services for the Industrial Group accounted for 78% and 77% of total net revenue in 2012 and 2011, respectively. Revenue derived from outsourced services for the Electronics Group accounted for 6% and 7% of total net revenue in 2012 and 2011, respectively. There was no intersegment net revenue recognized for any year presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Year ended December 31,
	2012	2011

Net revenue from unaffiliated customers:
Industrial Group	$286,046	$273,305
Electronics Group	55,558	62,320

	$341,604	$335,625

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year ended December 31,
	2012	2011

Gross profit:
Industrial Group	$30,981	$27,343
Electronics Group	12,768	7,886

	$43,749	$35,229

Operating income (loss):
Industrial Group	$20,270	$20,599
Electronics Group	(2,668)	(5,785)
General, corporate and other	(8,555)	(8,630)

	$9,047	$6,184

Income (loss) from continuing operations before income taxes:
Industrial Group	$24,237	$27,132
Electronics Group	(2,673)	(5,656)
General, corporate and other	(9,049)	(10,420)

	$12,515	$11,056

Depreciation and amortization:
Industrial Group	$10,831	$12,191
Electronics Group	1,252	1,856
General, corporate and other	168	169

	$12,251	$14,216

Capital expenditures:
Industrial Group	$5,839	$5,319
Electronics Group	1,139	1,382
General, corporate and other	104	147

	$7,082	$6,848

	December 31,
	2012	2011

Total assets:
Industrial Group	$114,268	$128,386
Electronics Group	38,852	32,277
General, corporate and other	7,848	15,062

	$160,968	$175,725

Total liabilities:
Industrial Group	$66,679	$90,669
Electronics Group	11,063	8,336
General, corporate and other	20,293	16,252

	$98,035	$115,257

The Company’s export sales from the U.S. totaled $53,019,000 and $37,914,000 in 2012 and 2011, respectively. Approximately $100,003,000 and $99,074,000 of net revenue in 2012 and 2011, respectively, and $18,214,000 and $17,527,000 of long lived assets at December 31, 2012 and 2011, respectively, and net assets of $26,495,000 and $16,697,000 at December 31, 2012 and 2011 relate to the Company’s international operations.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(25)	Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the consolidated statements of operations by quarter for the years ended December 31, 2012 and 2011:

	2012				2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
			(in thousands, except for per share data)

Net revenue	$96,463	$98,912	$78,763	$67,466	$75,810	$85,058	$91,177	$83,580
Gross profit	12,514	13,223	9,374	8,638	8,148	8,111	10,263	8,707
Operating income (loss)	4,503	4,468	635	(559)	3,894	219	1,554	517
Net income (loss) from continuing operations	5,511	5,014	592	(850)	2,502	(1550)	6,082	1,401
Net loss from discontinued operations	(223)	(576)	(6,331)	(90)	(450)	0	0	(78)

Net income (loss)	$5,288	$4,438	$(5,739)	$(940)	$2,052	$(1,550)	$6,082	$1,323

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.28	$0.25	$0.03	$(0.04)	$0.13	$(0.08)	$0.30	$0.07
Loss per share from discontinued operations	(0.01)	(0.03)	(0.33)	(0.01)	(0.02)	0.00	0.00	(0.00)

Net income (loss) per share	$0.27	$0.22	$(0.30)	$(0.05)	$0.11	$(0.08)	$0.30	$0.07

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.28	$0.25	$0.03	$(0.04)	$0.12	$(0.08)	$0.30	$0.07
Loss per share from discontinued operations	(0.01)	(0.03)	(0.32)	(0.01)	(0.02)	0.00	0.00	(0.00)

Net income (loss) per share	$0.27	$0.22	$(0.29)	$(0.05)	$0.10	$(0.08)	$0.30	$0.07

Cash dividends declared per common share	$0.02	$0.02	$0.02	$0.02	$0	$0	$0	$0

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has adopted a Code of Conduct that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. The Company has made the Code of Conduct, and will make any amendments and waivers thereto, available on its website at www.sypris.com.

Item 11.	Executive Compensation

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2012 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2012,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference from the section of the Company’s Proxy Statement titled “Stock Ownership of Certain Beneficial Owners,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	1,053,111	(1)	$3.46	2,536,939	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	1,053,111		$3.46	2,536,939

(1)	Consists of (a) 25,522 outstanding options under the 1994 Independent Directors’ Stock Option Plan, which Plan expired on October 27, 2004, (b) 515,589 outstanding options under the 2004 Equity Plan, (c) and 512,000 outstanding options under the 2010 Omnibus Plan.
(2)	Shares remaining available for issuance under the 2010 Omnibus Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference from the sections of the Company’s Proxy Statement titled “Governance of the Company – Transactions with Related Persons” and “Governance of the Company – Independence,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section of the Company’s Proxy Statement titled “Relationship with Independent Public Accountants,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are included.

2.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2002 (Registration No. 333-87880)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed October 31, 2011 (Commission File No. 000-24020)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999 (Commission File No. 000-24020)).

10.1.1	Amended and Restated Loan Agreement dated as of April 6, 2007 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC and JP Morgan Chase Bank, N.A., LaSalle Bank National Association, and National City Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007 (Commission File No. 000-24020)).

10.1.2	2007A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated September 17, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

10.1.3	2009A Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated April 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A filed on November 20, 2009 (Commission File No. 000-24020)).

10.1.4	2009B Amendment to Loan Documents between JP Morgan Chase Bank, NA, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC and Sypris Technologies Kenton, Inc. dated October 26, 2009 (incorporated by reference to Exhibit 10.6.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2009 filed on March 23, 2010 (Commission File No. 000-24020)).

Exhibit Number	Description

10.2	Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of June 10, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

10.2.1	First Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.2.2	Second Amendment to Note Purchase Agreement between The Guardian Life Insurance Company of America, Connecticut General Life Insurance Company, Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Jefferson Pilot Life Insurance Company, Jefferson Pilot LifeAmerica Insurance Company, and Sypris Solutions, Inc. dated as of March 13, 2006 (incorporated by reference to Exhibit 10.7.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 15, 2006 (Commission File No. 000-24020)).

10.2.3	Third Amendment to the Note Purchase Agreement dated as of April 6, 2007 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and The Guardian Life Insurance Company Of America, Connecticut General Life Insurance Company , Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 11, 2007(Commission File No. 000-24020)).

10.2.4	Fourth Amendment to the Note Purchase Agreement dated as of April 1, 2009 between Sypris Solutions, Inc., Sypris Test & Measurement, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC; and The Guardian Life Insurance Company Of America, Connecticut General Life Insurance Company , Life Insurance Company of North America, Jefferson Pilot Financial Insurance Company, Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A filed on November 20, 2009 (Commission File No. 000-24020)).

10.2.5	Security Interest Agreement dated April 6, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 11, 2007 (Commission File No. 000-24020)).

10.3	Revolving Credit and Security Agreement between PNC Bank, National Association, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc. and Sypris Technologies Mexican Holdings, LLC dated as of May 12, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2011 (Commission File No. 000-24020)).

10.4	Lease between John Hancock Mutual Life Insurance Company and Honeywell, Inc. dated April 27, 1979; related Notice of Assignment from John Hancock Mutual Life Insurance Company to Sweetwell Industrial Associates, L.P., dated July 10, 1986; related Assignment and Assumption of Lease between Honeywell, Inc. and Defense Communications Products Corporation (prior name of Group Technologies Corporation) dated May 21, 1989; and related Amendment I to Lease Agreement between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 25, 1991, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

Exhibit Number	Description

10.4.1	Agreement related to Fifth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 12, 2006, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 filed on March 14, 2007 (Commission File No. 000-24020)).

10.4.2	Agreement related to Sixth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated August 13, 2008, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2008 filed on November 5, 2008 (Commission File No. 000-24020)).

10.5*	Sypris Solutions, Inc. Independent Directors’ Stock Option Plan as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87882)).

10.6*	Sypris Solutions, Inc., Directors Compensation Program As Amended and Restated Effective February 24, 2004 and as amended December 15, 2004, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.7*	Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on December 17, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 (Commission File No. 000-24020)).

10.8*	Form of 2009 Sypris Three-Year Bonus Agreement, effective as of May 12, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended July 5, 2009 filed on August 18, 2009 (Commission File No. 000-24020)).

10.9*	Sypris Solutions, Inc. 2012 Incentive Bonus Plan dated December 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2012 (Commission File No. 000-24020)).

10.10*	2004 Sypris Equity Plan effective as of April 27, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.11*	2010 Sypris Omnibus Plan effective as of May 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2010 (Commission File No. 333-166951)).

10.12*	Amended Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.13*	Amended 2010 Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 18, 2010 (Commission File No. 000-24020)).

10.14*	Form of Employment Agreement between Sypris Solutions, Inc. and participants in the Sypris Solutions, Inc. Executive Long-Term Incentive Program for 2010 dated March 2, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 18, 2010 (Commission File No. 000-24020)).

10.15*	Form of Employment Agreement between Sypris Solutions, Inc. and participants in the Sypris Solutions, Inc. Executive Long-Term Incentive Program for 2011 dated March 2, 2011 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K filed on March 15, 2011 (Commission File No. 000-24020)).

10.16	Preliminary Settlement Agreement between Sypris Solutions, Inc, and Dana Corporation (Debtor in Possession) dated May 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2006 (Commission File No. 000-24020)).

Exhibit Number	Description

10.17*	Form of Standard Terms of Executive Awards Granted Under the 2008 Stock Option Exchange Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 4, 2008 (Commission File No. 000-24020)).

10.18	Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007, replaces redacted copy of Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2008 (Commission File No. 000-24020)) .

10.19	Redacted copy of Supply Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

10.20*	Executive Equity Repurchase Agreement dated December 20, 2011 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on March 13, 2012 (Commission File No. 000-24020)).

21	Subsidiaries of the Company

23	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes—Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes—Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2013.

SYPRIS SOLUTIONS, INC.
(Registrant)

/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2013:

/s/ Robert E. Gill	Chairman of the Board
(Robert E. Gill)

/s/ Jeffrey T. Gill	President, Chief Executive Officer and Director
(Jeffrey T. Gill)

/s/ Brian A. Lutes	Vice President and Chief Financial Officer
(Brian A. Lutes)	(Principal Financial Officer)

/s/ Rebecca R. Eckert	Controller
(Rebecca R. Eckert)	(Principal Accounting Officer)

/s/ John F. Brinkley	Director
(John F. Brinkley)

/s/ William G. Ferko	Director
(William G. Ferko)

/s/ R. Scott Gill	Director
(R. Scott Gill)

/s/ William L. Healey	Director
(William L. Healey)

/s/ Robert F. Lentz	Director
(Robert F. Lentz)

/s/ Sidney R. Petersen	Director
(Sidney R. Petersen)

/s/ Robert Sroka	Director
(Robert Sroka)