Form 10-Q
period 2013-03-31
SYPRIS SOLUTIONS INC
filed 2013-05-14
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013, the Registrant had 20,334,767 shares of common stock outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Unaudited)
Net revenue:
Outsourced services	$72,083	$81,282
Products	6,328	15,181

Total net revenue	78,411	96,463
Cost of sales:
Outsourced services	65,210	72,014
Products	5,125	11,935

Total cost of sales	70,335	83,949

Gross profit	8,076	12,514
Selling, general and administrative	7,158	7,595
Research and development	877	394
Amortization of intangible assets	22	22
Impairment of goodwill	6,900	0

Operating (loss) income	(6,881)	4,503
Interest expense, net	146	117
Other (income), net	(1,195)	(2,074)

(Loss) income from continuing operations, before taxes	(5,832)	6,460
Income tax expense	627	949

(Loss) income from continuing operations	(6,459)	5,511
Loss from discontinued operations, net of tax	0	(223)

Net (loss) income	$(6,459)	$5,288

Basic (loss) income per share:
(Loss) income per share from continuing operations	$(0.34)	$0.28
Loss per share from discontinued operations	0.00	(0.01)

Net (loss) income per share	$(0.34)	$0.27

Diluted (loss) income per share:
(Loss) income per share from continuing operations	$(0.34)	$0.28
Loss per share from discontinued operations	0.00	(0.01)

Net (loss) income per share	$(0.34)	$0.27

Weighted average shares outstanding:
Basic	19,151	18,938
Diluted	19,151	19,148
Dividends declared per common share	$0.02	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Unaudited)
Net (loss) income	$(6,459)	$5,288
Other comprehensive income:
Foreign currency translation adjustments, net of tax	1,716	2,337
Unrealized gain on available-for-sale securities, net of tax	0	482

Other comprehensive income, net of tax	1,716	2,819

Comprehensive (loss) income	$(4,743)	$8,107

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,488	$18,664
Accounts receivable, net	52,855	38,530
Inventory, net	36,477	33,958
Other current assets	4,759	4,946

Total current assets	112,579	96,098
Property, plant and equipment, net	51,188	53,050
Goodwill	0	6,900
Other assets	5,038	4,920

Total assets	$168,805	$160,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,565	$36,267
Accrued liabilities	21,518	21,988

Total current liabilities	75,083	58,255
Long-term debt	17,500	19,000
Other liabilities	18,490	20,780

Total liabilities	111,073	98,035
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,082,204 shares issued and 20,005,839 outstanding in 2013 and 20,190,116 shares issued and 20,155,268 outstanding in 2012	201	202
Additional paid-in capital	149,514	149,576
Retained deficit	(72,136)	(65,282)
Accumulated other comprehensive loss	(19,846)	(21,562)
Treasury stock, 76,365 and 34,848 shares in 2013 and 2012, respectively	(1)	(1)

Total stockholders’ equity	57,732	62,933

Total liabilities and stockholders’ equity	$168,805	$160,968

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(6,459)	$5,288
Loss from discontinued operations	0	(223)

(Loss) income from continuing operations	(6,459)	5,511
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,073	3,073
Stock-based compensation expense	388	439
Deferred revenue recognized	(2,000)	(1,973)
Deferred loan costs recognized	19	19
Gain on sale of assets	(1,665)	(2,612)
Provision for excess and obsolete inventory	280	409
Goodwill impairment	6,900	0
Other noncash items	812	901
Contributions to pension plans	(11)	(446)
Changes in operating assets and liabilities:
Accounts receivable	(14,344)	(17,719)
Inventory	(2,799)	(5,649)
Other current assets	202	(554)
Accounts payable	17,545	12,193
Accrued and other liabilities	(1,362)	5,928

Net cash provided by (used in) operating activities	579	(480)

Cash flows from investing activities:
Capital expenditures, net	(945)	(1,444)
Proceeds from sale of assets	2,141	4,481
Other	0	(90)

Net cash provided by investing activities	1,196	2,947

Cash flows from financing activities:
Net change in debt under revolving credit agreements	(1,500)	(1,000)
Common stock repurchases	0	(11)
Indirect repurchase of shares of minimum statutory tax withholdings	(451)	(457)

Net cash used in financing activities	(1,951)	(1,468)

Net (decrease) increase in cash and cash equivalents	(176)	999
Cash and cash equivalents at beginning of period	18,664	18,173

Cash and cash equivalents at end of period	$18,488	$19,172

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

All references to “Sypris,” the “Company,” “we” or “our” include Sypris Solutions, Inc. and its wholly-owned subsidiaries. Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its Industrial and Electronics Groups (Note 10).

(2) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico and Denmark and serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2012 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(3) Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The updated guidance is to be applied prospectively, effective January 1, 2013. The adoption of this update concerns disclosure only and did not have any financial impact on our results of operations or financial position.

(4) Goodwill

Goodwill is tested for impairment annually as of December 31 or more frequently if impairment indicators arise. If impairment indicators arise, a step one assessment is performed to identify any possible goodwill impairment in the period in which the indicator is identified. The December 31, 2012 review of goodwill indicated that goodwill was not impaired. Beginning in March 2013, we noted certain indicators relating to our Electronics Group reporting unit that were significant enough to conclude that an impairment indicator existed as of March 31, 2013. Specifically, the Company experienced emerging uncertainty regarding certain key programs within the Electronics Group’s space business beginning in the latter part of the first quarter, as one key customer communicated its strategic sourcing decision to begin insourcing programs that had been previously outsourced to the Electronics Group. Overall, the Electronics Group has been more impacted by declines in the overall government defense market than originally anticipated as the effects of sequestration have become clearer since its initial effective date on March 1, 2013. For example, sales of certain data recording products were significantly reduced due to the impact of sequestration on our customers, and the loss of commercial space business was due in part to our customer’s efforts to offset unrelated losses of government business due to sequestration. As a result, the Electronics Group’s short term revenue forecasts were materially affected. Further, the Company experienced a decline in the market value of its equity subsequent to the end of the quarter.

For purposes of the interim goodwill impairment analysis, the Company assesses recoverability using a discounted cash flow analysis. The analysis is based upon available information regarding expected future cash flows for each reporting unit, discounted at rates consistent with the cost of capital specific to the reporting unit. A growth rate is used to calculate the terminal value of the reporting unit and is added to the present value of the forecasted cash flows. The growth rate is the expected rate at which a reporting unit’s cash flow is projected to grow beyond the period covered by the long-range plan.

The sum of the calculated fair values of each reporting unit is then reconciled and compared to our total market capitalization, allowing for a reasonable control premium. If the discounted cash flow analysis yields a fair value estimate less than the reporting unit’s carrying value, we proceed to step two in considering whether goodwill may be impaired. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of the identified assets and liabilities of the reporting unit. As part of this process, the Company reviewed the recoverability of the Electronics Group’s short-term and long-term assets excluding goodwill and concluded that no impairment of these assets was necessary as of March 31, 2013.

The cash flow analysis, discount rate and terminal value all require significant judgment and significantly influence our evaluation of each reporting unit and its estimated fair value. In selecting these and other assumptions for each business, we consider historical performance, forecasted operating results, expected changes in product mix, general market conditions and industry considerations specific to the business. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a future period of time, which makes those estimates and assumptions inherently subject to a high degree of uncertainty.

Key assumptions used to determine the fair value of our Electronics Group included the expected after-tax cash flows for the period from 2013 to 2017 and a terminal growth rate of 3.0%, which is consistent with historical expectations. Our analysis also included a comparison of our market capitalization to the estimated fair value for the entire enterprise. Significant assumptions utilized during the valuation process are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

The first step of the impairment test indicated that the estimated fair value for the Electronics Group was less than its carrying value as of March 31, 2013. We performed step two of the impairment test and determined that the implied goodwill for the reporting unit was lower than its value as of March 31, 2013. As a result, a non-cash impairment charge of $6,900,000 was recorded during the three months ended March 31, 2013 to impair the goodwill associated with the Electronics Group reporting unit. The impairment charge has been presented separately in the consolidated statement of operations and fully impairs the carrying amount of goodwill related to the Electronics Group. The fair value of the Electronics Group and the assets and liabilities identified in the step two impairment test were determined using the combination of the income approach and the market approach, which are Level 3 and Level 2 inputs, respectively.

(5) Discontinued Operations

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, Inc., for $39,000,000. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. The parties engaged in binding arbitration during July 2012 to resolve the claim, and the dispute was settled for $6,500,000, which included the counterparty’s legal fees and expenses. Both parties entered a mutual release of all related potential claims. During the three months ended April 1, 2012, the Company paid $196,000 for related legal fees incurred to resolve the dispute. These charges are included in loss from discontinued operations, net of tax in the consolidated statements of operations.

(6) Other (Income), Net

During the three months ended March 31, 2013, the Company recognized net gains of $1,665,000 related to the sale of idle assets. Additionally, the Company recognized foreign currency related losses of $573,000 related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. For the three months ended April 1, 2012, the Company recognized net gains of $2,612,000 related to the disposition of idle assets. Additionally, the Company recognized foreign currency related losses of $606,000 for the three months ended April 1, 2012. These gains and losses are included in other (income), net on the consolidated statements of operations.

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

The Claim provided to the Company was agreed to by the Company and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, the Company recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement. For the three months ended March 31, 2013 and April 1, 2012, the Company recognized into revenue $2,000,000 and $1,973,000, respectively, related to the Claim.

(8) (Loss) Earnings Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended March 31, 2013, diluted weighted average common shares do not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive. There were 612,000 potential common shares excluded from diluted earnings per share for the three months ended April 1, 2012.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Unaudited)
(Loss) earnings attributable to stockholders:
(Loss) income from continuing operations as reported	$(6,459)	$5,511
Less distributed and undistributed earnings allocable to restricted awarded holders	0	(197)
Less dividends declared attributed to restricted awarded holders	(12)	(13)

Net (loss) income from continuing operations allocable to common stockholders	$(6,471)	$5,301
Loss from discontinued operations, net of tax allocable to common stockholders	0	(223)

Net (loss) income allocable to common stockholders	$(6,471)	$5,078

Basic (loss) earnings per common share attributable to stockholders:
Continuing operations	$(0.34)	$0.28
Discontinued operations	0.00	(0.01)

Net (loss) income	$(0.34)	$0.27

Diluted (loss) earnings per common share attributable to stockholders:
Continuing operations	$(0.34)	$0.28
Discontinued operations	0.00	(0.01)

Net (loss) income	$(0.34)	$0.27

Weighted average shares outstanding – basic	19,151	18,938
Weighted average additional shares assuming conversion of potential common shares	0	210

Weighted average shares outstanding – diluted	19,151	19,148

(9) Inventory

Inventory consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
	(Unaudited)
Raw materials	$20,413	$20,645
Work in process	16,884	14,198
Finished goods	4,820	4,461
Reserve for excess and obsolete inventory	(5,640)	(5,346)

	$36,477	$33,958

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$71,149	$82,522
Electronics Group	7,262	13,941

	$78,411	$96,463

Gross profit (loss):
Industrial Group	$8,110	$9,922
Electronics Group	(34)	2,592

	$8,076	$12,514

Operating income (loss):
Industrial Group	$5,385	$7,356
Electronics Group	(10,151)	(264)
General, corporate and other	(2,115)	(2,589)

	$(6,881)	$4,503

	March 31, 2013	December 31, 2012
	(Unaudited)
Total assets:
Industrial Group	$124,271	$114,268
Electronics Group	30,638	38,852
General corporate and other	13,896	7,848

	$168,805	$160,968

(11) Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of March 31, 2013 and December 31, 2012 was $1,045,000 and $1,111,000, respectively. The Company’s warranty expense for the three months ended March 31, 2013 and April 1, 2012 was $65,000 and $105,000, respectively.

Additionally, the Company sells three and five-year extended warranties for certain link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of March 31, 2013 and December 31, 2012, the Company had deferred revenue of $2,398,000 and $2,607,000, respectively, related to extended warranties.

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

As of March 31, 2013, the Company had outstanding purchase commitments of approximately $6,923,000, primarily for the acquisition of inventory and manufacturing equipment. As of March 31, 2013, the Company also had outstanding letters of credit approximating $999,000 primarily under the aforementioned captive insurance program.

(12) Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 35% and for its foreign operations at a statutory rate of 30% in 2013 and 2012. The Company’s foreign operations are also subject to minimum income taxes in periods where positive cash flows exceed taxable income. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with ASC 740, Income Taxes. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on its current forecast, the Company has established a valuation allowance against the domestic net deferred tax asset. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and certain non-U.S. tax benefits.

The Company expects to repatriate available non-U.S. cash holdings in 2013 and 2014 to support management’s strategic objectives and fund ongoing U.S. operational cash flow requirements; therefore current earnings from non-U.S. operations are not treated as permanently reinvested. The U.S. income tax recorded in 2013 on these non-U.S. earnings is expected to be offset by the benefit of a partial release of a valuation allowance on U.S. net operating loss carryforwards. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate. For the year ending December 31, 2013, the Company expects any additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings would not be material.

(13) Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Unaudited)
Service cost	$7	$10
Interest cost on projected benefit obligation	416	466
Net amortizations, deferrals and other costs	212	201
Expected return on plan assets	(630)	(608)

	$5	$69

(14) Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
	(Unaudited)
Foreign currency translation adjustments	(2,959)	(4,675)
Employee benefit related adjustments, net of tax of $2,512 – U.S.	(16,561)	(16,561)
Employee benefit related adjustments – Mexico	(326)	(326)

Accumulated other comprehensive loss	$(19,846)	$(21,562)

(15) Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at March 31, 2013 and December 31, 2012 under the Company’s credit facility entered into on May 12, 2011 (the “Credit Facility”) approximates fair value because the borrowing interest rates are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

We are organized into two business groups, the Industrial Group and the Electronics Group. The Industrial Group, which is comprised of Sypris Technologies, Inc. and its subsidiaries, generates revenue primarily from the sale of manufacturing services to customers in the market for truck components and assemblies and from the sale of products to the energy and chemical markets. The Electronics Group, which is comprised of Sypris Electronics, LLC and its subsidiary, generates revenue primarily from the sale of manufacturing services, technical services and products to customers in the market for aerospace and defense electronics.

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

During the past few years, we have significantly improved our financial condition by reducing fixed costs, accelerating integration efficiencies, exiting certain unprofitable product lines, selling idle assets, selling the stock of Sypris Test & Measurement, Inc., liquidating our holding in Dana common stock and entering into a new, more favorable debt facility.

However, we continue to face challenges within our Electronics Group, such as the conclusion of several U.S. Department of Defense programs that the Company supported as a subcontractor, the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally, as well as federal government spending uncertainties in the U.S.

The Electronics Group’s revenue has declined year-over-year since 2009 primarily due to the completion of certain electronic manufacturing and engineering services programs and the timing and amount of certain contract awards by the U.S. Department of Defense and subsequently by its prime contractors on programs that the Company supports. While we currently do not have a pipeline of programs or other contract awards to fully replace these completed programs in the near term, the Company is currently developing new products and pursuing new programs to replenish its revenue stream within the Electronics Group. The U.S. government’s continued focus on addressing federal budget deficits and the growing national debt exacerbates this challenging environment for the Electronics Group. In addition, the Budget Control Act of 2011 (the “Budget Control Act”) commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending. This “sequestration” under the Budget Control Act is split equally between defense and non-defense programs and went into effect starting March 2013. Therefore, while defense spending is expected to continue to constitute a significant portion of the federal budget in the future, overall defense spending levels may drop substantially in the near term and over time. Congress and the Administration continue to debate these issues. We expect that certain military and defense programs will experience delays while the receipt of government approvals remains pending. Additionally, furloughs could cause delays in a variety of areas, including contracting payment processing and approvals. We continue to monitor this process and work with our suppliers and customers to understand the potential impact on the Company.

As a result, the Company expects ongoing uncertainty and the potential for further revenue declines within this market for at least the next twelve months. For the longer term, we are continuing to evaluate investments in new products and programs to further improve the attractiveness of our business portfolio, with a specific emphasis on trusted solutions for identity management, cryptographic key distribution and cyber analytics. While the

Company continues to identify opportunities to reduce its cost structure to partially offset the potential impact of lower volumes, there can be no assurance that these efforts will be sufficient to offset the impact of even lower revenues. Should revenues decrease further in the coming periods, the Company might be required to implement further cost reductions or other downsizing measures, which could be costly and adversely impact our financial performance.

Results of Operations

The table below compares our segment and consolidated results for the first quarterly period of operations of 2013 to the first quarterly period of operations of 2012. It presents the results for each period, the change in those results from 2012 to 2013 in both dollars and percentage change and the results for each period as a percentage of net revenue.

•	The first two columns in the table show the absolute results for each period presented.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended March 31, 2013 Compared to Three Months Ended April 1, 2012

	Three Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	March 31, 2013	April 1, 2012	Favorable (Unfavorable)	Favorable (Unfavorable)	March 31, 2013	April 1, 2012
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$71,149	$82,522	$(11,373)	(13.8)%	90.7%	85.5%
Electronics Group	7,262	13,941	(6,679)	(47.9)	9.3	14.5

Total	78,411	96,463	(18,052)	(18.7)	100.0	100.0
Cost of sales:
Industrial Group	63,039	72,600	9,561	13.2	88.6	88.0
Electronics Group	7,296	11,349	4,053	35.7	100.5	81.4

Total	70,335	83,949	13,614	16.2	89.7	87.0
Gross profit (loss):
Industrial Group	8,110	9,922	(1,812)	(18.3)	11.4	12.0
Electronics Group	(34)	2,592	(2,626)	(101.3)	(0.5)	18.6

Total	8,076	12,514	(4,438)	(35.5)	10.3	13.0
Selling, general and administrative	7,158	7,595	437	5.8	9.1	7.9
Research and development	877	394	(483)	(122.6)	1.1	0.4
Amortization of intangible assets	22	22	—	—	—	—
Impairment of goodwill	6,900	—	(6,900)	NM	8.8	—

Operating (loss) income	(6,881)	4,503	(11,384)	NM	(8.7)	4.7
Interest expense, net	146	117	(29)	(24.8)	0.2	0.1
Other (income), net	(1,195)	(2,074)	(879)	(42.4)	(1.5)	(2.1)

(Loss) income from continuing operations before taxes	(5,832)	6,460	(12,292)	NM	(7.4)	6.7
Income tax expense	627	949	322	33.9	0.8	1.0

(Loss) income from continuing operations	(6,459)	5,511	(11,970)	NM	(8.2)	5.7
Loss from discontinued operations, net of tax	—	(223)	223	NM	—	(0.2)

Net (loss) income	$(6,459)	$5,288	$(11,747)	NM	(8.2)%	5.5%

Net Revenue. The Industrial Group primarily derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group decreased 13.8% or $11.4 million for the first quarter of 2013 compared to the first quarter of 2012. Decreased volumes for commercial truck components and trailers resulted in decreased revenue of $10.0 million and $0.8 million, respectively, for the first quarter of 2013. Decreased sales of specialty closure products resulted in decreased revenue of $1.1 million. Decreased volumes for the off-highway business resulted in decreased revenue of $0.6 million for the first quarter of 2013. Partially offsetting these decreases was an increase in steel prices, which is contractually passed through to customers under certain contracts, which resulted in increased revenue of approximately $1.1 million.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group for the first quarter of 2013 decreased 47.9% or $6.7 million compared to the same period in 2012, due in part to the completion of certain electronic manufacturing and engineering services programs. The Company is currently developing new products and pursuing new programs to replenish its revenue stream within the Electronics Group; however, due to the anticipated development and book-to-bill cycle time, these efforts are not expected to result in significant revenue in 2013. Additionally, the Electronics Group’s outlook continues to be negatively affected by budgetary and funding uncertainty within the U.S. Department of Defense, as prime contractors evaluate the need to insource services to absorb overhead and offset lower volumes.

Gross Profit. The Industrial Group’s gross profit decreased $1.8 million to $8.1 million in the first quarter of 2013 as compared to $9.9 million in the first quarter of 2012. Gross profit as a percentage of revenue in the first quarter of 2013 declined 60 basis points from 12.0% to 11.4%. The net decrease in sales volumes across the previously discussed product and service offerings resulted in a decrease in gross profit of approximately $2.6 million. The Industrial Group also realized a decrease in gross profit of $0.6 million as a result of higher wages and increased utilities. Partially offsetting this was an increase in gross profit of $1.4 million from productivity improvements.

The Electronics Group’s gross profit decreased $2.6 million in the first quarter of 2013 resulting in a loss of $34 thousand as compared to gross profit of $2.6 million, or 18.6% of revenue for the first quarter of 2012. The decline in gross profit was primarily as a result of lower revenues and an unfavorable mix in sales of lower margin products and services.

Selling, General and Administrative. In the first quarter of 2013, selling, general and administrative expense decreased $0.4 million as compared to the same period in 2012 as a result of a decrease in incentive compensation expenses. The Company has continued to reduce controllable general and administrative expenses.

Research and Development. Research and development costs increased $0.5 million to $0.9 million in the first quarter of 2013 as compared to the same period of 2012 in support of the Electronics Group’s self-funded product and technology development activities. However, the Company expects total research and development costs to decrease for the year ending December 31, 2013 in comparison to 2012.

Impairment of Goodwill. Goodwill is tested for impairment annually as of December 31 or more frequently if impairment indicators arise. If impairment indicators arise, a step one assessment is performed to identify any possible goodwill impairment in the period in which the indicator is identified. The December 31, 2012 review of goodwill indicated that goodwill was not impaired. Beginning in March 2013, we noted certain indicators relating to our Electronics Group reporting unit that were significant enough to conclude that an impairment indicator existed as of March 31, 2013. Specifically, the Company experienced emerging uncertainty regarding certain key programs within the Electronics Group’s space business beginning in the latter part of the first quarter, as one key customer communicated its strategic sourcing decision to begin insourcing programs that had been previously outsourced to the Electronics Group. Overall, the Electronics Group has been more impacted by declines in the overall government defense market than originally anticipated as the effects of sequestration have become clearer since its initial effective date on March 1, 2013. For example, sales of certain data recording products were significantly reduced due to the impact of sequestration on our customers, and the loss of commercial space business was due in part to our customer’s efforts to offset unrelated losses of government business due to sequestration. As a result, the Electronics Group’s short term revenue forecasts were materially affected. Further, the Company experienced a decline in the market value of its equity subsequent to the end of the quarter. As a result of the analysis, the Electronics Group’s goodwill was deemed to be impaired, resulting in a non-cash impairment charge of $6.9 million, representing the segment’s entire goodwill balance.

Interest Expense. Interest expense for the first quarter of 2013 remained flat at $0.1 million. The weighted average interest rate decreased to 2.5% in the first quarter of 2013 as compared to 2.6% in the first quarter of 2012. Additionally, our weighted average debt outstanding increased to $16.8 million for the first quarter of 2013 from $9.3 million during the first quarter of 2012.

Other (Income), Net. The Company recognized other income, net of $1.2 million for the first quarter of 2013 compared to $2.1 million for the first quarter of 2012. Other income, net for the first quarter of 2013 includes gains of $1.7 million from the sale of idle assets within the Industrial Group. Partially offsetting these gains were foreign currency related losses of $0.6 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. Other expense, net for the first quarter of 2012 includes gains of $2.6 million from the sale of idle assets within the Industrial Group partially offset by foreign currency related losses of $0.6 million.

Income Tax Expense. Income tax expense for the first quarter of 2013 decreased to $0.6 million as compared to $0.9 million in the first quarter of 2012. The $0.6 million income tax expense includes $0.5 million of tax on foreign operations at the statutory rate of 30% and $0.1 million of state tax from U.S. operations. In the U.S., our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no federal income tax recognized on the pre-tax income or losses in the U.S. as valuation allowance adjustments offset the associated tax effect. However, the Company has provided for certain state taxes expected to be paid in the U.S. As such, our effective income tax rate is higher than the U.S. federal statutory rate of 35%.

Discontinued Operations. On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, Inc., for $39.0 million. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. The parties engaged in binding arbitration during July 2012 to resolve the claim, and the dispute was settled for $6.5 million, which included the counterparty’s legal fees and expenses. Both parties entered a mutual release of all related potential claims. During the three months ended April 1, 2012, the Company paid $0.2 million for related legal fees incurred to resolve the dispute. These charges are included in loss from discontinued operations, net of tax in the consolidated statements of operations.

Liquidity, Capital Resources

Borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on a specified percentage of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. At March 31, 2013, we had total excess availability under the Credit Facility of $21.5 million along with an unrestricted cash balance of $18.5 million, which provides for total cash and available borrowing capacity of $40.0 million. Approximately $5.2 million of the unrestricted cash balance relates to our Mexican subsidiaries. Standby letters of credit up to a maximum of $5.0 million may be issued under the Credit Facility, of which $1.0 million were issued at March 31, 2013. Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

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

We also had purchase commitments totaling approximately $6.9 million at March 31, 2013, primarily for inventory and manufacturing equipment.

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

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2013 business forecast, we believe that cash flow from operations, available cash and available borrowings under our Credit Facility will be adequate to meet our liquidity needs for at least the next twelve months.

Financial Condition

Operating Activities. Net cash provided by operating activities was $0.6 million in the first quarter of 2013, as compared to net cash used of $0.5 million in the same period of 2012. Cash of $14.3 million was used to finance increased accounts receivables in the first quarter of 2013 resulting from higher revenues within our Industrial Group of $15.7 million in the first quarter of 2013 over the fourth quarter of 2012. Consequently, increases in accounts payable provided cash of $17.6 million. Cash of $2.8 million was used to finance an increase in inventory during the first quarter of 2013.

Investing Activities. Net cash provided by investing activities was $1.2 million for the first quarter of 2013 as compared to $2.9 million for the first quarter of 2012. Net cash provided by investing activities for the first quarter of 2013 included proceeds of $2.1 million from the sale of idle assets within the Industrial Group, partially offset by $0.9 million of capital expenditures during the first quarter of 2013. Net cash provided by investing activities for the first quarter of 2012 included proceeds of $4.5 million from the sale of idle assets within the Industrial Group, partially offset by $1.4 million of capital expenditures during the first quarter of 2012.

Financing Activities. Net cash used in financing activities was $2.0 million in the first quarter of 2013 as compared to $1.5 million during the first quarter of 2012. Net cash used in financing activities in the first quarter of 2013 includes a debt reduction of $1.5 million on the Credit Facility and payments of $0.5 million for minimum statutory tax withholdings on stock-based compensation. During the first quarter of 2012, the company reduced debt by $1.0 million on the Credit Facility and made payments of $0.5 million for minimum statutory tax withholdings on stock-based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in our critical accounting policies during the first quarter of 2013.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: declining revenues and backlog in our aerospace and defense business lines as we attempt to transition from legacy products and services into new market segments and technologies; our ability to successfully develop, launch or sustain new products and programs within the Electronics Group especially in new market segments and technologies; dependence on, recruitment or retention of key employees; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; the costs of compliance with our auditing, regulatory or contractual obligations; potential impairments, non-recoverability or write-offs of assets or deferred costs; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; volatility of our customers’ forecasts, financial conditions, market shares, product requirements or scheduling demands; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; potential weaknesses in internal controls over financial reporting and enterprise risk management; U.S. government spending on products and services that our Electronics Group provides, including the timing of budgetary decisions; potential liabilities associated with discontinued operations; fees, costs or other dilutive effects of refinancing, or compliance with covenants; regulatory actions or sanctions (including FCPA, OSHA and Federal Acquisition Regulations, among others); changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; breakdowns, relocations or major repairs of machinery and equipment; pension valuation, health care or other benefit costs; labor relations; strikes; union negotiations; cyber security threats and disruptions; changes or delays in customer budgets, funding or programs; disputes or litigation involving customer, supplier, lessor, landlord, creditor, stockholder, product liability or environmental claims; the costs and supply of debt, equity capital, or insurance; cost and availability of raw materials such as steel, component parts, natural gas or utilities; failure to adequately insure or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs;

risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

From time to time, the Company is involved in litigation matters arising in the normal course of business. Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding currently threatened against us.

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in Part I – Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I – Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our shares of common stock repurchased during the first quarter ended March 31, 2013 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
1/1/2013 – 1/27/2013	—	$—	—	$4,340
1/28/2013 – 2/24/2013	—	$—	—	$4,340
2/25/2013 – 3/31/2013	107,912	$4.28	—	$4,340

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

SYPRIS SOLUTIONS, INC. (Registrant)

Date: May 14, 2013	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date: May 14, 2013	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)