Form 10-Q
period 2013-06-30
SYPRIS SOLUTIONS INC
filed 2013-08-06
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended June 30, 2013

OR

☐ Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

Commission file number: 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450	(502) 329-2000
Louisville, Kentucky 40222	(Registrant’s telephone number,
(Address of principal executive	including area code)
offices) (Zip code)

 _________________________

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

As of July 26, 2013 the Registrant had 20,383,055 shares of common stock outstanding.

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

 Consolidated Statements of Operations

 (in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$74,373	$85,252	$146,456	$166,534
Products	7,793	13,660	14,121	28,841
Total net revenue	82,166	98,912	160,577	195,375
Cost of sales:
Outsourced services	67,380	75,728	132,590	147,742
Products	6,450	9,961	11,575	21,896
Total cost of sales	73,830	85,689	144,165	169,638
Gross profit	8,336	13,223	16,412	25,737
Selling, general and administrative	7,598	7,698	14,756	15,293
Research and development	1,419	1,035	2,296	1,429
Amortization of intangible assets	8	22	30	44
Impairment of goodwill	0	0	6,900	0
Operating (loss) income	(689)	4,468	(7,570)	8,971
Interest expense, net	120	105	266	222
(Gain) on sale of marketable securities	0	(537)	0	(537)
Other (income), net	(259)	(457)	(1,454)	(2,531)
(Loss) income from continuing operations, before taxes	(550)	5,357	(6,382)	11,817
Income tax expense	944	343	1,571	1,292
(Loss) income from continuing operations	(1,494)	5,014	(7,953)	10,525
Loss from discontinued operations, net of tax	0	(576)	0	(799)
Net (loss) income	$(1,494)	$4,438	$(7,953)	$9,726
Basic (loss) income per share:
(Loss) income per share from continuing operations	$(0.08)	$0.25	$(0.41)	$0.53
Loss per share from discontinued operations	0.00	(0.03)	0.00	(0.04)
Net (loss) income per share	$(0.08)	$0.22	$(0.41)	$0.49
Diluted (loss) income per share:
(Loss) income per share from continuing operations	$(0.08)	$0.25	$(0.41)	$0.52
Loss per share from discontinued operations	0.00	(0.03)	0.00	(0.04)
Net (loss) income per share	$(0.08)	$0.22	$(0.41)	$0.48
Weighted average shares outstanding:
Basic	19,347	19,068	19,255	19,020
Diluted	19,347	19,433	19,255	19,361
Dividends declared per common share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income

 (in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Unaudited)		(Unaudited)
Net (loss) income	$(1,494)	$4,438	$(7,953)	$9,726

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,264)	(1,690)	452	647
Reclassification adjustment for net gain on marketable securities included in net income	0	(662)	0	(515)
Unrealized (loss) gain on marketable securities	0	(269)	0	66
Other comprehensive (loss) income, net of tax	(1,264)	(2,621)	452	198

Total comprehensive (loss) income	$(2,758)	$1,817	$(7,501)	$9,924

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

 Consolidated Balance Sheets

 (in thousands, except for share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,391	$18,664
Accounts receivable, net	52,909	38,530
Inventory, net	38,160	33,958
Other current assets	4,087	4,946

Total current assets	113,547	96,098

Property, plant and equipment, net	47,675	53,050
Goodwill	0	6,900
Other assets	4,501	4,920
Total assets	$165,723	$160,968

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,077	$36,267
Accrued liabilities	22,491	21,988

Total current liabilities	74,568	58,255

Long-term debt	20,000	19,000
Other liabilities	16,078	20,780
Total liabilities	110,646	98,035
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,417,420 shares issued and 20,383,055 outstanding in 2013 and 20,190,116 shares issued and 20,155,268 outstanding in 2012	204	202
Additional paid-in capital	150,022	149,576
Retained deficit	(74,038)	(65,282)
Accumulated other comprehensive loss	(21,110)	(21,562)
Treasury stock, 34,365 and 34,848 shares in 2013 and 2012, respectively	(1)	(1)

Total stockholders’ equity	55,077	62,933

Total liabilities and stockholders’ equity	$165,723	$160,968

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

 (in thousands)

	Six Months Ended
	June 30, 2013	July 1, 2012
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(7,953)	$9,726
Loss from discontinued operations	0	(799)
(Loss) income from continuing operations	(7,953)	10,525
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,168	6,128
Gain on sale of marketable securities	0	(537)
Stock-based compensation expense	1,002	925
Deferred revenue recognized	(4,000)	(3,946)
Deferred loan costs recognized	39	39
Gain on sale of assets	(1,682)	(2,625)
Provision for excess and obsolete inventory	926	610
Goodwill impairment	6,900	0
Other noncash items	472	358
Contributions to pension plans	(217)	(446)
Change in operating assets and liabilities:
Accounts receivable	(14,375)	(20,375)
Inventory	(5,121)	(6,393)
Prepaid expenses and other assets	931	(972)
Accounts payable	16,101	10,777
Accrued and other liabilities	(144)	1,101

Net cash used in operating activities	(953)	(4,831)
Cash flows from investing activities:
Capital expenditures, net	(1,526)	(2,430)
Proceeds from the sale of assets	2,160	4,542

Net cash provided by investing activities	634	2,112

Cash flows from financing activities:
Net change in debt under revolving credit agreements	1,000	4,000
Common stock repurchases	0	(46)
Indirect repurchase of shares for minimum statutory tax withholdings	(554)	(462)
Cash dividends paid	(400)	(397)

Net cash provided by financing activities	46	3,095

Net (decrease) increase in cash and cash equivalents	(273)	376

Cash and cash equivalents at beginning of period	18,664	18,173

Cash and cash equivalents at end of period	$18,391	$18,549

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

(2)           Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico, Denmark and the U.K. and serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2012 as presented in the Company’s Annual Report on Form 10-K.

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

The sum of the calculated fair values of each reporting unit is then reconciled and compared to our total market capitalization, allowing for a reasonable control premium. If the discounted cash flow analysis yields a fair value estimate less than the reporting unit’s carrying value, we proceed to step two in considering whether goodwill may be impaired. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of the identified assets and liabilities of the reporting unit. As part of this process, the Company reviewed the recoverability of the Electronics Group’s short-term and long-term assets excluding goodwill and concluded that no impairment of these assets was necessary.

The cash flow analysis, discount rate and terminal value all requires significant judgment and significantly influence in our evaluation of each reporting unit and its estimated fair value. In selecting these and other assumptions for each business, we consider historical performance, forecasted operating results, expected changes in product mix, general market conditions and industry considerations specific to the business. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a future period of time, which makes those estimates and assumptions inherently subject to a high degree of uncertainty.

Key assumptions used to determine the fair value of the Electronics Group included the expected after-tax cash flows for the period from 2013 to 2017 and a terminal growth rate of 3.0%, which is consistent with historical expectations. Our analysis also included a comparison of our market capitalization to the estimated fair value for the entire enterprise. Significant assumptions utilized during the valuation process are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

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

(6)           Other (Income), Net

During the three and six months ended June 30, 2013, the Company recognized net gains of $17,000 and $1,682,000, respectively, related to the disposition of idle assets. Additionally, the Company recognized foreign currency translation gains of $187,000 and losses of $386,000 for the three and six months ended June 30, 2013, respectively, related to the U.S. dollar denominated monetary asset position of our Mexican subsidiary for which the Mexican peso is the functional currency. For the three and six months ended July 1, 2012, the Company recognized net gains of $13,000 and $2,625,000, respectively, related to the disposition of idle assets and foreign currency translation gains of $361,000 and losses of $245,000, respectively. These gains and losses are included in other (income), net on the consolidated statements of operations.

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

The Claim provided to the Company was agreed to by the Company and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, the Company recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement. For the six months ended June 30, 2013 and July 1, 2012, the Company recognized revenue of $4,000,000 and $3,946,000, respectively, related to the Claim.

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

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended June 30, 2013, diluted weighted average common shares do not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive. There were 595,000 and 489,000 potential common shares excluded from diluted earnings per share for the three and six months ended July 1, 2012, respectively.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) income per common share is as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Unaudited)		(Unaudited)
Basic and Diluted Net Earnings:
(Loss) income from continuing operations as reported	$(1,494)	$5,014	$(7,953)	$10,525
Less distributed and undistributed earnings allocable to restricted award holders	0	(220)	0	(423)
Less dividends declared attributable to restricted award holders	(12)	(17)	(23)	(30)
Net (loss) income from continuing operations allocable to common stockholders	(1,506)	4,777	(7,976)	10,072
Loss from discontinued operations, net of tax allocable to common stockholders	0	(576)	0	(799)
Net (loss) income allocable to common stockholders	$(1,506)	$4,201	$(7,976)	$9,273

Weighted average shares outstanding-basic	19,347	19,068	19,255	19,020
Weighted average additional shares assuming conversion of potential common shares	0	365	0	341
Weighted average shares outstanding - diluted	19,347	19,433	19,255	19,361
Basic (loss) income per common share attributable to stockholders:
Continuing operations	$(0.08)	$0.25	$(0.41)	$0.53
Discontinued operations	0.00	(0.03)	0.00	(0.04)
Net (loss) income	$(0.08)	$0.22	$(0.41)	$0.49

Diluted (loss) income per common share attributable to stockholders:
Continuing operations	$(0.08)	$0.25	$(0.41)	$0.52
Discontinued operations	0.00	(0.03)	0.00	(0.04)
Net (loss) income	$(0.08)	$0.22	$(0.41)	$0.48

(9)           Inventory

Inventory consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
	(Unaudited)
Raw materials	$19,917	$20,645
Work in process	16,507	14,198
Finished goods	7,849	4,461
Reserve for excess and obsolete inventory	(6,113)	(5,346)
	$38,160	$33,958

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$74,432	$82,850	$145,581	$165,372
Electronics Group	7,734	16,062	14,996	30,003
	$82,166	$98,912	$160,577	$195,375
Gross profit (loss):
Industrial Group	$8,858	$8,906	$16,968	$18,828
Electronics Group	(522)	4,317	(556)	6,909
	$8,336	$13,223	$16,412	$25,737
Operating income (loss):
Industrial Group	$5,976	$6,097	$11,361	$13,453
Electronics Group	(4,444)	724	(14,595)	460
General, corporate and other	(2,221)	(2,353)	(4,336)	(4,942)
	$(689)	$4,468	$(7,570)	$8,971

	June 30, 2013	December 31, 2012
	(Unaudited)
Total assets:
Industrial Group	$121,857	$114,268
Electronics Group	30,522	38,852
General corporate and other	13,344	7,848
	$165,723	$160,968

(11)         Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of June 30, 2013 and December 31, 2012 was $1,034,000 and $1,111,000, respectively. The Company’s warranty expense for the six months ended June 30, 2013 and July 1, 2012 was $136,000 and $221,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of June 30, 2013 and December 31, 2012, the Company had deferred $2,187,000 and $2,607,000, respectively, related to extended warranties.

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

As of June 30, 2013, the Company had outstanding purchase commitments of approximately $7,436,000, primarily for the acquisition of inventory and manufacturing equipment. As of June 30, 2013, the Company also had outstanding letters of credit of $806,000 primarily under the aforementioned captive insurance program.

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

The Company expects to repatriate available non-U.S. cash holdings in 2013 and 2014 to support management’s strategic objectives and fund ongoing U.S. operational cash flow requirements; therefore current earnings from non-U.S. operations are not treated as permanently reinvested. The U.S. income tax recorded in 2013 on these non-U.S. earnings is expected to be offset by the benefit of a partial release of a valuation allowance on U.S. net operating loss carryforwards. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested may have a material effect on our effective tax rate. For the year ending December 31, 2013, the Company expects any additional tax expense from non-U.S. withholding and other taxes expected to be incurred on the repatriation of current earnings will not be material.

(13)         Employee Benefit Plans

Pension (benefit) expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Unaudited)		(Unaudited)
Service cost	$5	$10	$12	$20
Interest cost on projected benefit obligation	410	466	826	932
Net amortizations, deferrals and other costs	200	201	412	402
Expected return on plan assets	(631)	(608)	(1,261)	(1,216)
	$(16)	$69	$(11)	$138

(14)         Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
	(Unaudited)
Foreign currency translation adjustments	$(4,223)	$(4,675)
Employee benefit-related adjustments, net of tax of $2,512 – U.S.	(16,561)	(16,561)
Employee benefit-related adjustments – Mexico	(326)	(326)
Accumulated other comprehensive loss	$(21,110)	$(21,562)

(15)         Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at June 30, 2013 and December 31, 2012 under the Company’s credit facility entered into on May 12, 2011 (the “Credit Facility”) approximates fair value because the borrowing interest rates are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

We focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management. These contracts, many of which are sole-source by part number and, historically, have been renewed for terms of five years or more, enable us to invest in leading-edge processes or technologies to help our customers remain competitive. The productivity, flexibility and economies of scale that can result offer an important opportunity for differentiating ourselves from our competitors when it comes to cost, quality, reliability and customer service.

During the past few years, we have significantly improved our financial condition by reducing fixed costs, accelerating integration efficiencies, exiting certain unprofitable product lines, selling idle assets, selling the stock of Sypris Test & Measurement, Inc., liquidating our holding in Dana common stock and entering into a new, more favorable debt facility.

However, we continue to face challenges within the Electronics Group, such as the conclusion of several U.S. Department of Defense programs that the Company supported as a subcontractor, the loss of a key commercial space customer who decided to begin insourcing programs that had been previously outsourced to the Electronics Group, the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally, the emergence of new competitors to our core product offerings, as well as federal government spending uncertainties in the U.S.

The Electronics Group’s revenue has declined year-over-year since 2009 primarily due to the completion of certain electronic manufacturing and engineering services programs and the timing and amount of certain contract awards by the U.S. Department of Defense and subsequently by its prime contractors on programs that the Company supports. While we do not have a pipeline of programs or other contract awards to fully replace these completed programs in the near term, the Company is currently developing new products and pursuing new programs to replenish its revenue stream within the Electronics Group. The U.S. government's continued focus on addressing federal budget deficits and the growing national debt exacerbates this challenging environment for the Electronics Group. In addition, the Budget Control Act of 2011 (the “Budget Control Act”) commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending. This “sequestration” under the Budget Control Act is split equally between defense and non-defense programs and went into effect starting March 2013. Therefore, while defense spending is expected to continue to constitute a significant portion of the federal budget in the future, overall defense spending levels may drop substantially in the near term and over time. Congress and the Administration continue to debate these issues. We expect that certain military and defense programs will experience delays while the receipt of government approvals remains pending. Additionally, furloughs could cause delays in a variety of areas, including contract payment processing and approvals. We continue to monitor this process and work with our suppliers and customers to understand the potential impact on the Company.

As a result, the Company expects ongoing uncertainty and the potential for further revenue declines within this market for at least the next twelve months. For the longer term, we are continuing to evaluate investments in new products and programs to further improve the attractiveness of our business portfolio, with a specific emphasis on trusted solutions for identity management, cryptographic key distribution and cyber analytics. There can be no assurance that the Company’s efforts to introduce new products and services or reduce its cost structure will be sufficient to offset the impact of lower revenues. Should revenues decrease further in the coming periods, the Company might be required to implement further cost reductions or other downsizing measures, which could be costly and adversely impact our financial performance.

Results of Operations

The tables below compare our segment and consolidated results for the three and six month periods of operations of 2013 to the three and six month periods of operations of 2012. The tables present the results for each period, the change in those results from 2012 to 2013 in both dollars and percentage change and the results for each period as a percentage of net revenue.

●	The first two data columns in each table show the absolute results for each period presented.

●

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

●

The last two columns in each table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of that segment’s net revenue. These amounts are shown in italics.

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended June 30, 2013 Compared to Three Months Ended July 1, 2012

	Three Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	June 30, 2013	July 1, 2012	Favorable (Unfavorable)	Favorable (Unfavorable)	June 30, 2013	July 1, 2012
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$74,432	$82,850	$(8,418)	(10.2)%	90.6%	83.8%
Electronics Group	7,734	16,062	(8,328)	(51.8)	9.4	16.2
Total	82,166	98,912	(16,746)	(16.9)	100.0	100.0
Cost of sales:
Industrial Group	65,574	73,944	8,370	11.3	88.1	89.3
Electronics Group	8,256	11,745	3,489	29.7	106.7	73.1
Total	73,830	85,689	11,859	13.8	89.9	86.6
Gross profit (loss):
Industrial Group	8,858	8,906	(48)	(0.5)	11.9	10.7
Electronics Group	(522)	4,317	(4,839)	(112.1)	(6.7)	26.9
Total	8,336	13,223	(4,887)	(37.0)	10.1	13.4
Selling, general and administrative	7,598	7,698	100	1.3	9.2	7.8
Research and development	1,419	1,035	(384)	(37.1)	1.7	1.0
Amortization of intangible assets	8	22	14	63.6	—	—
Operating (loss) income	(689)	4,468	(5,157)	NM	(0.8)	4.5
Interest expense, net	120	105	(15)	(14.3)	0.1	0.1
(Gain) on the sale of marketable securities	—	(537	(537)	NM	—	(0.5)
Other (income), net	(259)	(457	(198)	(43.3)	(0.3)	(0.5)
(Loss) income from continuing operations, before taxes	(550)	5,357	(5,907)	NM	(0.6)	5.4
Income tax expense	944	343	(601)	(175.2)	1.2	0.3
(Loss) income from continuing operations	(1,494)	5,014	(6,508)	NM	(1.8)	5.1
Loss from discontinued operations, net of tax	—	(576	576	NM	—	(0.6)
Net (loss) income	$(1,494)	4,438	(5,932)	NM	(1.8)	4.5%

Six Months Ended June 30, 2013 Compared to Six Months Ended July 1, 2012

	Six Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Six Months Ended
	June 30,	July 1,	Favorable	Favorable	June 30,	July 1,
	2013	2012	(Unfavorable)	(Unfavorable)	2013	2012
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$145,581	$165,372	$(19,791)	(12.0)%	90.7%	84.6%
Electronics Group	14,996	30,003	(15,007)	(50.0)	9.3	15.4
Total	160,577	195,375	(34,798)	(17.8)	100.0	100.0
Cost of sales:
Industrial Group	128,613	146,544	17,931	12.2	88.3	88.6
Electronics Group	15,552	23,094	7,542	32.7	103.7	77.0
Total	144,165	169,638	25,473	15.0	89.8	86.8
Gross profit (loss):
Industrial Group	16,968	18,828	(1,860)	(9.9)	11.7	11.4
Electronics Group	(556)	6,909	(7,465)	(108.0)	(3.7)	23.0
Total	16,412	25,737	(9,325)	(36.2)	10.2	13.2
Selling, general and administrative	14,756	15,293	537	3.5	9.2	7.8
Research and development	2,296	1,429	(867)	(60.7)	1.4	0.7
Amortization of intangible assets	30	44	14	31.8	—	—
Impairment of goodwill	6,900	—	(6,900)	NM	4.3	—
Operating (loss) income	(7,570)	8,971	(16,541)	NM	(4.7)	4.6
Interest expense, net	266	222	(44)	(19.8)	0.2	0.1
(Gain) on the sale of marketable securities	—	(537)	(537)	NM	—	(0.3)
Other (income), net	(1,454)	(2,531)	(1,077)	(42.6)	(0.9)	(1.3)
(Loss) income from continuing operations, before taxes	(6,382)	11,817	(18,199)	NM	(4.0)	6.0
Income tax expense	1,571	1,292	(279)	(21.6)	1.0	0.6
(Loss) income from continuing operations	(7,953)	10,525	(18,478)	NM	(5.0)	5.4
Loss from discontinued operations, net of tax	—	(799)	799	NM	—	(0.4)
Net (loss) income	$(7,953)	$9,726	$(17,679)	NM	(5.0)%	5.0%

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group for the three and six month periods ended June 30, 2013 decreased $8.4 million and $19.8 million from the prior year comparable periods, respectively. Decreased volumes for commercial truck components resulted in decreased revenue of approximately $8.2 million and $18.2 million for the three and six month periods, respectively. Decreased trailer volumes resulted in decreased revenue of approximately $1.3 million and $2.1 million for the three and six month periods, respectively. Decreased volumes for the off-highway business resulted in decreased revenue of $0.5 million and $1.1 million for the three and six month periods, respectively. Partially offsetting these decreases was an increase in sales of specialty products of approximately $1.5 million and $0.5 million for the three and six month periods, respectively. Additionally, increased steel prices, which are contractually passed through to customers under certain contracts, and pricing adjustments resulted in increased revenue of approximately $1.1 million for the six month period ended June 30, 2013.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group for the three and six month periods ended June 30, 2013 decreased $8.3 million and $15.0 million from the prior year comparable periods, respectively, primarily due to the loss of certain electronic manufacturing and engineering services programs. The Company is currently developing new products and pursuing new programs to replenish its revenue stream within the Electronics Group; however, commercializing the new products and programs has been slower than anticipated and is not expected to result in significant revenue in 2013. Additionally, the Company’s outlook continues to be negatively affected by budgetary and funding uncertainty within the U.S. Department of Defense.

Gross Profit. The Industrial Group’s gross profit decreased to $8.9 million and $17.0 million in the three and six month periods ended June 30, 2013, respectively, from $8.9 million and $18.8 million in the prior year comparable periods. The net decrease in sales volumes across the previously discussed product and service offerings resulted in a decrease in gross profit of approximately $1.1 million and $3.5 million for the three and six month periods, respectively. The Industrial Group also realized a decrease in gross profit of $0.6 million and $1.3 million for the three and six month periods ended June 30, 2013, respectively, as a result of higher wages, increased utilities and the strengthening of the Mexican peso. Partially offsetting this was an increase in gross profit of $1.6 million and $2.9 million from productivity improvements.

The Electronics Group’s gross profit decreased to losses of $0.5 million and $0.6 million in the three and six month periods ended June 30, 2013, respectively, from profit of $4.3 million and $6.9 million in the prior year comparable periods. The decline in gross profit was primarily as a result of lower revenues and an unfavorable mix in sales of lower margin products and services.

Selling, General and Administrative. Selling, general and administrative expense decreased $0.1 million and $0.5 million for the three and six month periods ended June 30, 2013, respectively, as compared to the same periods in 2012 as a result of a decrease in incentive compensation expenses. The Company has continued to reduce controllable general and administrative expenses.

Research and Development. Research and development costs increased $0.4 million and $0.9 million for the three and six month periods ended June 30, 2013, respectively, relative to the comparable 2012 periods. Our research and development costs in 2013 and 2012 have been primarily in support of the Electronics Group’s product and technology development activities, with a specific emphasis on trusted solutions for identity management, cryptographic key distribution and cyber analytics.

Impairment of Goodwill. Goodwill is tested for impairment annually as of December 31 or more frequently if impairment indicators arise. If impairment indicators arise, a step one assessment is performed to identify any possible goodwill impairment in the period in which the indicator is identified. The December 31, 2012 review of goodwill indicated that goodwill was not impaired. Beginning in March 2013, we noted certain indicators relating to our Electronics Group reporting unit that were significant enough to conclude that an impairment indicator existed. Specifically, the Company experienced emerging uncertainty regarding certain key programs within the Electronics Group’s space business beginning in the latter part of the first quarter, as one key customer communicated its strategic sourcing decision to begin insourcing programs that had been previously outsourced to the Electronics Group. Overall, the Electronics Group has been more impacted by declines in the overall government defense market than originally anticipated as the effects of sequestration have become clearer since its initial effective date on March 1, 2013. For example, sales of certain data recording products were significantly reduced due to the impact of sequestration on our customers, and the loss of commercial space business was due in part to our customer’s efforts to offset unrelated losses of government business due to sequestration. As a result, the Electronics Group’s short term revenue forecasts were materially affected. As a result of the analysis, the Electronics Group’s goodwill was deemed to be impaired, resulting in a non-cash impairment charge of $6.9 million for the six months ended June 30, 2013, representing the segment’s entire goodwill balance.

Interest Expense. Interest expense for the three and six months ended June 30, 2013 remained flat relative to the comparable 2012 periods. The weighted average interest rate was 2.6% and 2.5% for the three and six month periods of 2013, respectively, as compared to 2.4% and 2.5% for the three and six month periods of 2012, respectively. Additionally, our weighted average debt outstanding increased to $9.9 million and $13.3 million for the three and six month periods of 2013, respectively, from $9.8 million and $9.6 million during the three and six month periods of 2012, respectively.

Other (Income), Net. The Company recognized other income of $0.3 million and $1.5 million for the three and six months ended June 30, 2013 compared to $0.5 million and $2.5 million for the three and six months ended July 1, 2012. Other income, net for the six months ended June 30, 2013 includes gains of $1.7 million from the sale of fixed assets primarily within the Industrial Group. Other income, net for the three and six months ended June 30, 2013 also includes foreign currency translation gains of $0.2 million and losses of $0.4 million, respectively, related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiary for which the Mexican peso is the functional currency. During the six months ended July 1, 2012, the Company recognized net gains of $2.6 million related to the disposition of idle assets. Additionally, other income, net for the three and six months ended July 1, 2012 includes foreign currency translation gains of $0.4 million and losses of $0.2 million, respectively.

Income Taxes. Income tax expense for the three and six months ended June 30, 2013 was $0.9 million and $1.6 million, respectively, as compared to $0.3 million and $1.3 million for the three and six months ended July 1, 2012, respectively. Income tax expense for the three and six months ended June 30, 2013 includes $0.9 million and $1.5 million, respectively, of tax on foreign operations at the statutory rate of 30% and $0.1 million of state tax from U.S. operations. In the U.S., our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no federal income tax recognized on the pre-tax income or losses in the U.S. as valuation allowance adjustments offset the associated tax effect. However, the Company has provided for certain state taxes expected to be paid in the U.S. As such, our effective income tax for the three and six months ended June 30, 2013 is higher than the U.S. federal statutory rate of 35%.

For the three and six months ended July 1, 2012, our Mexican subsidiary recognized a deferred tax benefit of $0.7 million related to the recovery of certain deferred tax assets that were previously reserved for by a valuation allowance.

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

Liquidity, Capital Resources

Borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on a specified percentage of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. At June 30, 2013, we had total excess availability under the Credit Facility of $19.0 million along with an unrestricted cash balance of $18.4 million, which provides for total cash and available borrowing capacity of $37.4 million. Approximately $5.8 million of the unrestricted cash balance relates to our Mexican subsidiaries. Standby letters of credit up to a maximum of $5.0 million may be issued under the Credit Facility, of which $0.8 million were issued at June 30, 2013. Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

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

We also had purchase commitments totaling approximately $7.4 million at June 30, 2013, primarily for inventory and manufacturing equipment.

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

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based on our current level of operations and our forecast for 2013 and 2014, we expect to be able to meet the financial covenants of our Credit Facility and have sufficient liquidity to finance our operations for at least the next twelve months. However, changing business, regulatory and economic conditions may mean that actual results will vary from our forecasts.

Financial Condition

Operating Activities. Net cash used in operating activities was $1.0 million in the first six months of 2013 as compared to $4.8 million in the same period of 2012. Cash of $14.4 million was used to finance increased accounts receivables in the first six months of 2013 resulting from higher revenues within our Industrial Group in the first half of 2013 as compared to the fourth quarter of 2012. Additionally, increases in accounts payable provided cash of $16.1 million. Cash of $5.1 million was used to finance an increase in inventory during the first six months of 2013, primarily to support higher volumes within our Industrial Group as compared to the fourth quarter of 2012.

Investing Activities. Net cash provided by investing activities was $0.6 million for the first six months of 2013 as compared to net cash provided of $2.1 million for the first six months of 2012. Net cash provided by investing activities for the first six months of 2013 included proceeds of $2.2 million from the sale of idle assets primarily within the Industrial Group, partially offset by $1.5 million of capital expenditures during the first six months of 2013. Net cash provided by investing activities for the first six months of 2012 included proceeds of $4.5 million from the sale of certain idle assets within the Industrial Group partially offset by $2.4 million of capital expenditures.

Financing Activities. Net cash provided by financing activities was cash neutral in the first six months of 2013 as compared to $3.1 million during the first six months of 2012. We increased our debt by $1.0 million on the Credit Facility during the first six months of 2013 as compared to $4.0 million during the first six months of 2012. The Company also paid dividends of $0.4 million and paid $0.6 million for minimum statutory tax withholdings on stock-based compensation during the first six months of 2013. The Company paid dividends of $0.4 million and paid $0.5 million for minimum statutory tax withholdings on stock-based compensation during the first six months of 2012.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in our critical accounting policies during the six month period ended June 30, 2013.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: declining revenues and backlog in our aerospace and defense business lines as we attempt to transition from legacy products and services into new market segments and technologies; our ability to successfully develop, launch or sustain new products and programs within the Electronics Group especially in new market segments and technologies; dependence on, retention or recruitment of key employees especially in challenging markets; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors, including the risk of negative outcomes in contract renewal negotiations; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; the costs of compliance with our auditing, regulatory or contractual obligations; potential impairments, non-recoverability or write-offs of assets or deferred costs; inventory valuation risks including obsolescence, shrinkage, theft, overstocking or underbilling; volatility of our customers’ forecasts, production levels, financial conditions, market shares, product requirements or scheduling demands; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; regulatory actions or sanctions (including FCPA, OSHA and Federal Acquisition Regulations, among others); potential weaknesses in internal controls over financial reporting and enterprise risk management; U.S. government spending on products and services that our Electronics Group provides, including the timing of budgetary decisions; potential liabilities associated with discontinued operations; fees, costs or other dilutive effects of refinancing, or compliance with covenants; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; breakdowns, relocations or major repairs of machinery and equipment; pension valuation, health care or other benefit costs; labor relations; strikes; union negotiations; cyber security threats and disruptions; changes or delays in customer budgets, funding or programs; disputes or litigation involving customer, supplier, employee, lessor, landlord, creditor, stockholder, product liability or environmental claims; the costs and supply of, or access to, debt, equity capital, or insurance; cost and availability of raw materials such as steel, component parts, natural gas or utilities; failure to adequately insure or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Item 1A.     Risk Factors

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our shares of common stock repurchased during the second quarter ended June 30, 2013 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
4/1/2013 – 4/28/2013	1,072	$3.66	—	$4,340
4/29/2013 – 5/26/2013	—	$—	—	$4,340
5/27/2013 – 6/30/2013	—	$—	—	$4,340
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

                                                                      SYPRIS SOLUTIONS, INC.

                                                                           (Registrant)

Date: August 6, 2013	By: /s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date: August 6, 2013	By: /s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)