Form 10-Q
period 2013-09-29
SYPRIS SOLUTIONS INC
filed 2013-11-12
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended September 29, 2013

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

As of October 25, 2013 the registrant had 20,416,016 shares of common stock outstanding.

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$66,237	$66,252	$212,693	$232,786
Products	10,041	12,511	24,162	41,352
Total net revenue	76,278	78,763	236,855	274,138
Cost of sales:
Outsourced services	60,589	59,960	193,179	207,702
Products	8,428	9,429	20,003	31,325
Total cost of sales	69,017	69,389	213,182	239,027
Gross profit	7,261	9,374	23,673	35,111
Selling, general and administrative	7,689	7,633	22,445	22,926
Research and development	547	1,084	2,843	2,513
Amortization of intangible assets	0	22	30	66
Impairment of goodwill	0	0	6,900	0
Operating (loss) income	(975)	635	(8,545)	9,606
Interest expense, net	124	98	390	320
(Gain) on sale of marketable securities	0	(1,313)	0	(1,850)
Other expense (income), net	38	561	(1,416)	(1,970)
(Loss) income from continuing operations, before taxes	(1,137)	1,289	(7,519)	13,106
Income tax expense	858	697	2,429	1,989
(Loss) income from continuing operations	(1,995)	592	(9,948)	11,117
Loss from discontinued operations, net of tax	0	(6,331)	0	(7,130)
Net (loss) income	$(1,995)	$(5,739)	$(9,948)	$3,987
Basic (loss) income per share:
(Loss) income per share from continuing operations	$(0.10)	$0.03	$(0.52)	$0.56
Loss per share from discontinued operations	0.00	(0.33)	0.00	(0.37)
Net (loss) income per share	$(0.10)	$(0.30)	$(0.52)	$0.19
Diluted (loss) income per share:
(Loss) income per share from continuing operations	$(0.10)	$0.03	$(0.52)	$0.55
Loss per share from discontinued operations	0.00	(0.32)	0.00	(0.37)
Net (loss) income per share	$(0.10)	$(0.29)	$(0.52)	$0.18
Weighted average shares outstanding:
Basic	19,373	19,074	19,303	19,038
Diluted	19,373	19,567	19,303	19,423
Dividends declared per common share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Unaudited)		(Unaudited)
Net (loss) income	$(1,995)	$(5,739)	$(9,948)	$3,987
Other comprehensive income (loss):
Foreign currency translation adjustments	63	1,904	515	2,551
Reclassification adjustment for net gain on marketable securities included in net income	0	(1,236)	0	(1,685)
Other comprehensive income, net of tax	63	668	515	866
Total comprehensive (loss) income	$(1,932)	$(5,071)	$(9,433)	$4,853

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	September 29, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,613	$18,664
Accounts receivable, net	46,454	38,530
Inventory, net	37,600	33,958
Other current assets	4,483	4,946
Total current assets	98,150	96,098
Property, plant and equipment, net	46,138	53,050
Goodwill	0	6,900
Other assets	4,630	4,920
Total assets	$148,918	$160,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,001	$36,267
Accrued liabilities	23,025	21,988
Total current liabilities	69,026	58,255
Long-term debt	13,026	19,000
Other liabilities	13,698	20,780
Total liabilities	95,750	98,035
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,410,940 shares issued and 20,376,575 outstanding in 2013 and 20,190,116 shares issued and 20,155,268 outstanding in 2012	204	202
Additional paid-in capital	150,452	149,576
Retained deficit	(76,440)	(65,282)
Accumulated other comprehensive loss	(21,047)	(21,562)
Treasury stock, 34,365 and 34,848 shares in 2013 and 2012, respectively	(1)	(1)
Total stockholders’ equity	53,168	62,933
Total liabilities and stockholders’ equity	$148,918	$160,968

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended
	September 29, 2013	September 30, 2012
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(9,948)	$3,987
Loss from discontinued operations	0	(7,130)
(Loss) income from continuing operations	(9,948)	11,117
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,355	9,141
Gain on sale of marketable securities	0	(1,850)
Stock-based compensation expense	1,452	1,331
Deferred revenue recognized	(6,000)	(5,919)
Deferred loan costs recognized	58	58
Gain on sale of assets	(1,645)	(2,625)
Provision for excess and obsolete inventory	1,021	629
Goodwill impairment	6,900	0
Other noncash items	549	1,514
Contributions to pension plans	(477)	(1,312)
Change in operating assets and liabilities:
Accounts receivable	(7,931)	(887)
Inventory	(4,656)	(3,035)
Prepaid expenses and other assets	535	(638)
Accounts payable	9,888	(5,507)
Accrued and other liabilities	31	(930)
Net cash (used in) provided by operating activities	(868)	1,087
Cash flows from investing activities:
Capital expenditures, net	(3,092)	(4,106)
Proceeds from sale of marketable securities	0	1,271
Proceeds from sale of assets	2,265	4,542
Net cash (used in) provided by investing activities	(827)	1,707
Cash flows from financing activities:
Net change in debt under revolving credit agreements	(5,974)	(2,000)
Common stock repurchases	(9)	(575)
Indirect repurchase of shares for minimum statutory tax withholdings	(565)	(511)
Cash dividends paid	(808)	(801)
Proceeds from the issuance of common stock	0	1
Net cash used in financing activities	(7,356)	(3,886)
Net decrease in cash and cash equivalents	(9,051)	(1,092)
Cash and cash equivalents at beginning of period	18,664	18,173
Cash and cash equivalents at end of period	$9,613	$17,081

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)            Nature of Business

All references to “Sypris,” the “Company,” “we” or “our” include Sypris Solutions, Inc. and its wholly-owned subsidiaries. Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such products and services through its Industrial and Electronics Groups (Note 10).

(2)           Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico, Denmark and the U.K. and serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended September 29, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2012 as presented in the Company’s Annual Report on Form 10-K.

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

(4)            Goodwill

Goodwill is tested for impairment annually as of December 31 or more frequently if impairment indicators arise. If impairment indicators arise, a step one assessment is performed to identify any possible goodwill impairment in the period in which the indicator is identified. The December 31, 2012 review of goodwill indicated that goodwill was not impaired. Beginning in March 2013, we noted certain indicators relating to our Electronics Group reporting unit that were significant enough to conclude that an impairment indicator existed as of March 31, 2013. Specifically, one key customer within the Electronics Group’s space business communicated its strategic sourcing decision to begin insourcing programs that had been previously outsourced to the Electronics Group. Overall, the Electronics Group has been more impacted by declines in the overall government defense market than originally anticipated as the effects of sequestration have become clearer since its initial effective date on March 1, 2013. For example, sales of certain data recording products were significantly reduced due to the impact of sequestration on our customers, and the loss of commercial space business was due in part to our customer’s efforts to offset unrelated losses of government business due to sequestration. As a result, the Electronics Group’s short term revenue forecasts were materially affected.

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

The first step of the impairment test indicated that the estimated fair value for the Electronics Group was less than its carrying value as of March 31, 2013. We performed step two of the impairment test and determined that the implied goodwill for the reporting unit was lower than its value as of March 31, 2013. As a result, a non-cash impairment charge of $6,900,000 was recorded during the three months ended March 31, 2013 to impair the goodwill associated with the Electronics Group reporting unit. The impairment charge has been presented separately in the consolidated statements of operations and fully impairs the carrying amount of goodwill related to the Electronics Group. The fair value of the Electronics Group and the assets and liabilities identified in the step two impairment test were determined using the combination of the income approach and the market approach, which are Level 3 and Level 2 inputs, respectively.

(5)            Discontinued Operations

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, Inc. (“Sypris Test & Measurement”), for $39,000,000. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. The parties engaged in binding arbitration during 2012 to resolve the claim, and the dispute was settled for $6,500,000 during the third quarter of 2012, which included the counterparty’s legal fees and expenses. Both parties entered a mutual release of all related potential claims. The Company also incurred legal expenses of $581,000 and $1,380,000 during the three and nine months ended September 30, 2012 in connection with the claim. These charges are included in loss from discontinued operations, net of tax in the consolidated statements of operations.

(6)            Other Expense (Income), Net

During the three and nine months ended September 29, 2013, the Company recognized net losses of $37,000 and net gains of $1,645,000, respectively, related to the disposition of idle assets. Additionally, the Company recognized foreign currency translation losses of $69,000 and $455,000 for the three and nine months ended September 29, 2013, respectively, related to the U.S. dollar denominated monetary asset position of our Mexican subsidiary for which the Mexican peso is the functional currency. For the nine months ended September 30, 2012, the Company recognized net gains of $2,625,000 related to the disposition of idle assets. Additionally, the Company recognized foreign currency related losses of $606,000 and $850,000 for the three and nine months ended September 30, 2012, respectively. These gains and losses are included in other expense (income), net on the consolidated statements of operations.

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

The Claim provided to the Company was agreed to by the Company and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, the Company recorded the Claim at the estimated fair value of $76,483,000. The revenues and resulting net income associated with the Company’s continued involvement were deferred and are being recognized over the remaining period of the Company’s supply agreement with Dana, through December 31, 2014. For the nine months ended September 29, 2013 and September 30, 2012, the Company recognized revenue of $6,000,000 and $5,919,000, respectively, related to the Claim.

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

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and nine months ended September 29, 2013, diluted weighted average common shares do not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive. There were 45,000 and 521,000 potential common shares excluded from diluted earnings per share for the three and nine months ended September 30, 2012, respectively.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) income per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Unaudited)		(Unaudited)
Basic and Diluted Net (Loss) Earnings:
(Loss) income from continuing operations as reported	$(1,995)	$592	$(9,948)	$11,117
Less distributed and undistributed earnings allocable to restricted award holders	0	(10)	0	(483)
Less dividends declared attributable to restricted award holders	(12)	(17)	(35)	(46)
Net (loss) income from continuing operations allocable to common stockholders	(2,007)	565	(9,983)	10,588
Loss from discontinued operations, net of tax allocable to common stockholders	0	(6,331)	0	(7,130)
Net (loss) income allocable to common stockholders	$(2,007)	$(5,766)	$(9,983)	$3,458

Weighted average shares outstanding – basic	19,373	19,074	19,303	19,038
Weighted average additional shares assuming conversion of potential common shares	0	493	0	385
Weighted average shares outstanding – diluted	19,373	19,567	19,303	19,423
Basic (loss) income per common share attributable to stockholders:
Continuing operations	$(0.10)	$0.03	$(0.52)	$0.56
Discontinued operations	0.00	(0.33)	0.00	(0.37)
Net (loss) income	$(0.10)	$(0.30)	$(0.52)	$0.19

Diluted (loss) income per common share attributable to stockholders:
Continuing operations	$(0.10)	$0.03	$(0.52)	$0.55
Discontinued operations	0.00	(0.32)	0.00	(0.37)
Net (loss) income	$(0.10)	$(0.29)	$(0.52)	$0.18

(9)           Inventory

Inventory consisted of the following (in thousands):

	September 29, 2013	December 31, 2012
	(Unaudited)

Raw materials	$19,348	$20,645
Work in process	17,584	14,198
Finished goods	6,825	4,461
Reserve for excess and obsolete inventory	(6,157)	(5,346)
	$37,600	$33,958

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$66,650	$65,176	$212,231	$230,548
Electronics Group	9,628	13,587	24,624	43,590
	$76,278	$78,763	$236,855	$274,138
Gross profit (loss):
Industrial Group	$7,417	$6,574	$24,385	$25,402
Electronics Group	(156)	2,800	(712)	9,709
	$7,261	$9,374	$23,673	$35,111
Operating income (loss):
Industrial Group	$4,628	$3,801	$15,989	$17,254
Electronics Group	(3,521)	(947)	(18,116)	(487)
General, corporate and other	(2,082)	(2,219)	(6,418)	(7,161)
	$(975)	$635	$(8,545)	$9,606

	September 29, 2013	December 31, 2012
	(Unaudited)
Total assets:
Industrial Group	$114,789	$114,268
Electronics Group	31,235	38,852
General corporate and other	2,894	7,848
	$148,918	$160,968

(11)         Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of September 29, 2013 and December 31, 2012 was $1,421,000 and $1,111,000, respectively. The Company’s warranty expense for the nine months ended September 29, 2013 and September 30, 2012 was $579,000 and $327,000, respectively.

Additionally, the Company sells three and five-year extended warranties for certain products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of September 29, 2013 and December 31, 2012, the Company had deferred $1,868,000 and $2,607,000, respectively, related to extended warranties.

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

As of September 29, 2013, the Company had outstanding purchase commitments of approximately $6,641,000, primarily for the acquisition of inventory and manufacturing equipment. As of September 29, 2013, the Company also had outstanding letters of credit of $806,000 primarily under the aforementioned captive insurance program.

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

(13)         Employee Benefit Plans

Pension (benefit) expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Unaudited)		(Unaudited)
Service cost	$6	$(2)	$18	$18
Interest cost on projected benefit obligation	413	472	1,239	1,404
Net amortizations, deferrals and other costs	206	229	618	631
Expected return on plan assets	(631)	(607)	(1,892)	(1,823)
	$(6)	$92	$(17)	$230

(14)         Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 29, 2012	December 31, 2012
	(Unaudited)
Foreign currency translation adjustments	(4,160)	$(4,675)
Employee benefit-related adjustments, net of tax of $2,512 – U.S.	(16,561)	(16,561)
Employee benefit-related adjustments – Mexico	(326)	(326)
Accumulated other comprehensive loss	$(21,047)	$(21,562)

(15)         Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at September 29, 2013 and December 31, 2012 under the Company’s credit facility approximates fair value because the borrowing interest rates are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

Electronics Group Outlook

We continue to face challenges within the Electronics Group, such as the conclusion of several U.S. Department of Defense programs that the Company supported as a subcontractor, the loss of a key commercial space customer who decided to begin insourcing programs that had been previously outsourced to the Electronics Group, the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally, the emergence of new competitors to our product and service offerings, as well as federal government spending uncertainties in the U.S.

The Electronics Group’s revenue has declined year-over-year since 2009 primarily due to our inability to replace the declining demand for certain legacy products and services with competitive new offerings. While we do not yet have a pipeline of programs or other contract awards to replace these legacy programs in the near term, the Company is currently developing new products and pursuing new programs to attempt to replenish its revenue stream within the Electronics Group. The U.S. government's continued focus on addressing federal budget deficits and the growing national debt exacerbates this challenging environment for the Electronics Group. In addition, the Budget Control Act of 2011 (the “Budget Control Act”) commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending. This “sequestration” under the Budget Control Act is split equally between defense and non-defense programs and went into effect starting March 2013. Therefore, while defense spending is expected to continue to constitute a significant portion of the federal budget in the future, overall defense spending levels may drop substantially in the near term and over time. Congress and the Administration continue to debate these issues. We expect that certain military and defense programs will experience delays while the receipt of government approvals remain pending.

As a result, the Company expects ongoing uncertainty and the potential for further revenue declines within this segment for at least the next twelve months. For the longer term, we are continuing to make investments and evaluate new investments in products and programs to further improve the attractiveness of our business portfolio, with a specific emphasis on trusted solutions for identity management, cryptographic key distribution and cyber analytics. There can be no assurance that the Company’s investment in and efforts to introduce new products and services will result in new business or revenue. In addition, while the Company continues to evaluate and implement cost reduction measures in this segment, the Company may not be able to reduce its cost structure to offset the impact of lower revenues. Should revenues decrease further in the coming periods, the Company might be required to implement further cost reductions or other downsizing measures, which could be costly and adversely impact our financial performance.

Contract Renewal Matters with Our Largest Customers

In 2012, Dana Holding Corporation (“Dana”) and Meritor, Inc. (“Meritor”) represented approximately 55% and 15% of our net revenue, respectively. We currently have long-term sole source supply contracts by part numbers with both Dana and Meritor that expire in the next 14 – 20 months.

We are currently engaged in contract negotiations with Dana regarding a new long-term supply agreement. Sypris and Dana have recently signed an amended and restated supply agreement, the binding effect of which is currently in dispute. Dana has purported to exercise its rights under the prior agreement to begin exploring alternative supply relationships with third parties, including the right to sign new supply agreements, authorize tooling expenditures and engage in certain production part approval processes (PPAP) with respect to the goods currently supplied by Sypris. Sypris disputes Dana’s ability to exercise such rights. The failure to resolve this dispute with Dana on acceptable terms, or the entry into an agreement for fewer products or reduced volumes or prices would have a material adverse effect on our financial condition and financial performance.

In addition, two of the Company’s current agreements with Meritor are due to expire at the end of 2014 and mid-2015, respectively. The failure to enter into an agreement with Meritor on acceptable terms, or the entry into agreements for fewer products or reduced volumes or prices would have a material adverse effect on our financial condition and financial performance.

Results of Operations

The tables below compare our segment and consolidated results for the three and nine month periods of operations of 2013 to the three and nine month periods of operations of 2012. The tables present the results for each period, the change in those results from 2012 to 2013 in both dollars and percentage change and the results for each period as a percentage of net revenue.

●	The first two columns in each table show the absolute results for each period presented.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended September 29, 2013 Compared to Three Months Ended September 30, 2012

	Three Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	September 29, 2013	September 30, 2012	Favorable (Unfavorable)	Favorable (Unfavorable)	September 29, 2013	September 30, 2012
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$66,650	$65,176	$1,474	2.3%	87.4%	82.7%
Electronics Group	9,628	13,587	(3,959)	(29.1)	12.6	17.3
Total	76,278	78,763	(2,485)	(3.2)	100.0	100.0

Cost of sales:
Industrial Group	59,233	58,602	(631)	(1.1)	88.9	89.9
Electronics Group	9,784	10,787	1,003	9.3	101.6	79.4
Total	69,017	69,389	372	0.5	90.5	88.1

Gross profit (loss):
Industrial Group	7,417	6,574	843	12.8	11.1	10.1
Electronics Group	(156)	2,800	(2,956)	(105.6)	(1.6)	20.6
Total	7,261	9,374	(2,113)	(22.5)	9.5	11.9

Selling, general and administrative	7,689	7,633	(56)	(0.7)	10.1	9.7
Research and development	547	1,084	537	49.5	0.7	1.4
Amortization of intangible assets	—	22	22	NM	—	—

Operating (loss) income	(975)	635	(1,610)	NM	(1.3)	0.8

Interest expense, net	124	98	(26)	(26.5)	0.2	0.1
(Gain) on the sale of marketable securities	—	(1,313)	(1,313)	NM	—	(1.6)
Other expense, net	38	561	523	93.2	—	0.7

(Loss) income from continuing operations, before taxes	(1,137)	1,289	(2,426)	NM	(1.5)	1.6

Income tax expense	858	697	(161)	(23.1)	1.1	0.9

(Loss) income from continuing operations	(1,995)	592	(2,587)	NM	(2.6)	0.7

Loss from discontinued operations, net of tax	—	(6,331)	6,331	NM	—	(8.0)

Net loss	$(1,995)	$(5,739)	$3,744	65.2	(2.6)%	(7.3)%

Nine Months Ended September 29, 2013 Compared to Nine Months Ended September 30, 2012

	Nine Months Ended		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Nine Months Ended
	September 29, 2013	September 30, 2012	Favorable (Unfavorable)	Favorable (Unfavorable)	September 29, 2013	September 30, 2012
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$212,231	$230,548	$(18,317)	(7.9)%	89.6%	84.1%
Electronics Group	24,624	43,590	(18,966)	(43.5)	10.4	15.9
Total	236,855	274,138	(37,283)	(13.6)	100.0	100.0

Cost of sales:
Industrial Group	187,846	205,146	17,300	8.4	88.5	89.0
Electronics Group	25,336	33,881	8,545	25.2	102.9	77.7
Total	213,182	239,027	25,845	10.8	90.0	87.2

Gross profit (loss):
Industrial Group	24,385	25,402	(1,017)	(4.0)	11.5	11.0
Electronics Group	(712)	9,709	(10,421)	(107.3)	(2.9)	22.3
Total	23,673	35,111	(11,438)	(32.6)	10.0	12.8

Selling, general and administrative	22,445	22,926	481	2.1	9.5	8.4
Research and development	2,843	2,513	(330)	(13.1)	1.2	0.9
Amortization of intangible assets	30	66	36	54.5	0.0	0.0
Impairment of goodwill	6,900	—	(6,900)	NM	2.9	—

Operating (loss) income	(8,545)	9,606	(18,151)	NM	(3.6)	3.5

Interest expense, net	390	320	(70)	(21.9)	0.2	0.1
(Gain) on the sale of marketable securities	—	(1,850)	(1,850)	NM	—	(0.7)
Other (income), net	(1,416)	(1,970)	(554)	(28.1)	(0.6)	(0.7)

(Loss) income from continuing operations, before taxes	(7,519)	13,106	(20,625)	NM	(3.2)	4.8

Income tax expense	2,429	1,989	(440)	(22.1)	1.0	0.7

(Loss) income from continuing operations	(9,948)	11,117	(21,065)	NM	(4.2)	4.1

Loss from discontinued operations, net of tax	—	(7,130)	7,130	NM	—	(2.6)

Net (loss) income	$(9,948)	$3,987	$(13,935)	NM	(4.2)%	1.5%

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group for the three months ended September 29, 2013 increased $1.5 million from the prior year comparable period. Increased volumes for light and heavy duty commercial truck components resulted in increased revenue of approximately $0.2 million and $0.8 million, respectively, for the three months ended September 29, 2013. Additionally, increased volumes of specialty products and the off-highway business resulted in increased revenue of $1.0 million and $0.5 million for the three month period, respectively. Partially offsetting these increases was a decrease in trailer volumes of $1.0 million. Volumes for the Industrial Group are expected to remain flat for the remainder of the year before rebounding in the second quarter of 2014.

Net revenue in the Industrial Group for the nine months ended September 29, 2013 decreased $18.3 million from the prior year comparable period. Decreased volumes for light and heavy duty commercial truck components resulted in decreased revenue of approximately $0.2 million and $17.0 million, respectively, for the nine months ended September 29, 2013 from the prior year comparable period. Additionally, decreased volumes for trailers and the off-highway business resulted in decreased revenue of approximately $3.0 million and $0.7 million, respectively, for the nine month period. Partially offsetting these decreases was an increase in sales of specialty products of $1.5 million. Additionally, increased steel prices, which are contractually passed through to customers under certain contracts, and pricing adjustments also resulted in increased revenue of approximately $1.1 million for the nine months ended September 29, 2013.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group for the three and nine month periods ended September 29, 2013 decreased $4.0 million and $19.0 million from the prior year comparable periods, respectively, primarily due to the completion of certain electronic manufacturing and engineering services programs. The Company is currently developing new products and pursuing new programs in an attempt to replenish its revenue stream within the Electronics Group; however, commercializing the new products and programs is costly, has been slower than anticipated and is not expected to result in significant revenue within the next twelve months. The Electronics Group’s outlook continues to be negatively affected by this and by budgetary and funding uncertainty within the U.S. Department of Defense. See “Overview — Electronics Group Outlook” above for a discussion of the factors impacting this segment.

Gross Profit. The Industrial Group’s gross profit increased to $7.4 million for the three months ended September 29, 2013, from $6.6 million in the prior year comparable period. The net increase in sales volumes across the previously discussed product and service offerings resulted in an increase in gross profit of approximately $0.8 million. Additionally, productivity improvements contributed an increase in gross profit of $0.7 million when compared to the prior year comparable period. Partially offsetting this was a decrease in gross profit of $0.6 million as a result of higher wages and increased utilities for the three months ended September 29, 2013.

The Industrial Group’s gross profit decreased to $24.4 million for the nine month period ended September 29, 2013 from $25.4 million in the prior year comparable period. The Industrial Group’s net decrease in sales volume of $19.4 million resulted in a decrease in gross profit of approximately $3.1 million. The Industrial Group also realized a decrease in gross profit of $1.9 million as a result of higher wages, increased utilities and the strengthening of the Mexican peso. Partially offsetting this was an increase in gross profit of $3.7 million and $0.3 million from productivity improvements and pricing adjustments, respectively.

The Electronics Group’s gross profit decreased $3.0 million and $10.4 million in the three and nine month periods ended September 29, 2013, respectively, relative to the comparable 2012 periods. The decrease for the three month and nine month periods is primarily the result of lower revenues and an unfavorable mix in sales of lower margin products and services.

Selling, General and Administrative. Selling, general and administrative expense increased $0.1 million and decreased $0.5 million for the three and nine month periods ended September 29, 2013, respectively, relative to the comparable 2012 periods. Selling, general and administrative expense increased as a percentage of revenue to 10.1% and 9.5% for the three and nine month periods ended September 29, 2013, respectively, as compared to 9.7%, and 8.4%, respectively for the comparable 2012 periods. The decrease for the nine month period is primarily related to a decrease in incentive compensation expenses.

Research and Development. Research and development costs decreased $0.5 million and increased $0.3 million for the three and nine month periods ended September 29, 2013, respectively, relative to the comparable 2012 periods. Our research and development costs in 2013 and 2012 have been primarily in support of the Electronics Group’s product and technology development activities, with a specific emphasis on trusted solutions for identity management, cryptographic key distribution and cyber analytics.

Impairment of Goodwill. Goodwill is tested for impairment annually as of December 31 or more frequently if impairment indicators arise. If impairment indicators arise, a step one assessment is performed to identify any possible goodwill impairment in the period in which the indicator is identified. The December 31, 2012 review of goodwill indicated that goodwill was not impaired. Beginning in March 2013, we noted certain indicators relating to our Electronics Group reporting unit that were significant enough to conclude that an impairment indicator existed. Specifically, one key customer within the Electronics Group’s space business communicated its strategic sourcing decision to begin insourcing programs that had been previously outsourced to the Electronics Group. Overall, the Electronics Group has been more impacted by declines in the overall government defense market than originally anticipated as the effects of sequestration have become clearer since its initial effective date on March 1, 2013. For example, sales of certain data recording products were significantly reduced due to the impact of sequestration on our customers, and the loss of commercial space business was due in part to our customer’s efforts to offset unrelated losses of government business due to sequestration. As a result, the Electronics Group’s short term revenue forecasts were materially affected. As a result of the analysis, the Electronics Group’s goodwill was deemed to be impaired, resulting in a non-cash impairment charge of $6.9 million for the nine months ended September 29, 2013, representing the segment’s entire goodwill balance.

Interest Expense. Interest expense for the three and nine months ended September 29, 2013 remained flat relative to the comparable 2012 periods. The weighted average interest rate was 2.3% and 2.5% for the three and nine month periods of 2013, respectively, as compared to 2.3% and 2.4% for the three and nine month periods of 2012, respectively. Additionally, our weighted average debt outstanding increased to $13.5 million and $13.3 million for the three and nine month periods of 2013, respectively, from $9.5 million during the three and nine month periods of 2012.

Other Expense (Income), Net. The Company recognized other income of $1.4 million for the nine months ended September 29, 2013 compared to other income of $2.0 million for the nine months ended September 30, 2012. Other expense (income), net for the nine months ended September 29, 2013 includes gains of $1.7 million, primarily from the sale of idle assets within the Industrial Group, partially offset by foreign currency translation losses of $0.5 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiary for which the Mexican peso is the functional currency. Other expense (income), net for the nine months ended September 30, 2012 includes gains of $2.6 million from the sale of fixed assets primarily within the Industrial Group partially offset by foreign currency translation losses of $0.9 million.

Income Taxes. Income tax expense for the three and nine months ended September 29, 2013 was $0.9 million and $2.4 million, respectively, as compared to $0.7 million and $2.0 million for the three and nine months ended September 30, 2012, respectively. Income tax expense for the three and nine months ended September 29, 2013 includes $0.9 million and $2.3 million, respectively, of tax on foreign operations at the statutory rate of 30% and $0.1 million of state tax from U.S. operations. In the U.S., our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no federal income tax recognized on the pre-tax income or losses in the U.S. as valuation allowance adjustments offset the associated tax effect. However, the Company has provided for certain state taxes expected to be paid in the U.S. As such, our effective income tax for the three and nine months ended September 29, 2013 is higher than the U.S. federal statutory rate of 35%.

For the nine months ended September 30, 2012, our Mexican subsidiary recognized a deferred tax benefit of $0.7 million related to the recovery of certain deferred tax assets that were previously reserved for by a valuation allowance.

Discontinued Operations. On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, for $39.0 million. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. The parties engaged in binding arbitration during 2012 to resolve the claim, and the dispute was settled for $6.5 million during the third quarter of 2012, which included the counterparty’s legal fees and expenses. Both parties entered a mutual release of all related potential claims. The Company also incurred legal expenses of $0.6 million and $1.4 million during the three and nine months ended September 30, 2012 in connection with the claim. These charges are included in loss from discontinued operations, net of tax in the consolidated statements of operations.

Liquidity, Capital Resources

On May 12, 2011, the Company entered into a credit facility with PNC Bank, NA (the “Credit Facility”) providing for up to $50,000,000 to support the Company's funding needs and letters of credit, which replaced the Company's prior credit agreement and then-outstanding senior notes. Loans made under the Credit Facility will mature and the commitments thereunder will terminate in May 2016. Borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on a specified percentage of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. At September 29, 2013, we had total excess availability under the Credit Facility of $23.6 million along with an unrestricted cash balance of $9.6 million, which provides for total cash and available borrowing capacity of $33.2 million. Approximately $7.5 million of the unrestricted cash balance relates to our Mexican subsidiaries. Standby letters of credit up to a maximum of $5.0 million may be issued under the Credit Facility, of which $0.8 million were issued at September 29, 2013. Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

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

We also had purchase commitments totaling approximately $6.6 million at September 29, 2013, primarily for inventory and manufacturing equipment.

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

Financial Condition

Operating Activities. Net cash used by operating activities was $0.9 million in the first nine months of 2013 as compared to cash provided of $1.1 million in the same period of 2012. Cash of $7.9 million was used to finance increased accounts receivables in the first nine months of 2013 primarily resulting from higher revenues within our Industrial Group in the third quarter of 2013 as compared to the fourth quarter of 2012. Additionally, increases in accounts payable provided cash of $9.9 million. Cash of $4.7 million was used to finance an increase in inventory during the first nine months of 2013, primarily to support higher volumes within our Industrial Group as compared to the fourth quarter of 2012.

Investing Activities. Net cash used by investing activities was $0.8 million for the first nine months of 2013 as compared net cash provided of $1.7 million for the first nine months of 2012. Net cash used by investing activities for the first nine months of 2013 included $3.1 million of capital expenditures partially offset by proceeds of $2.3 million from the sale of idle assets primarily within the Industrial Group. Net cash provided by investing activities for the first nine months of 2012 included proceeds of $4.5 million from the sale of idle assets primarily within the Industrial Group and $1.3 million from the sale of marketable securities, partially offset by $4.1 million of capital expenditures.

Financing Activities. Net cash used by financing activities was $7.4 million in the first nine months of 2013 as compared to $3.9 million during the first nine months of 2012. We reduced our debt under the Credit Facility by $6.0 million during the first nine months of 2013 as compared to a reduction of debt of $2.0 million during the first nine months of 2012. The Company also paid dividends of $0.8 million and paid $0.6 million for minimum statutory tax withholdings on stock-based compensation during the first nine months of 2013. The Company paid dividends of $0.8 million and paid $1.1 million for the repurchase of stock and minimum statutory tax withholdings on stock-based compensation during the first nine months of 2012.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in our critical accounting policies during the nine months ended September 29, 2013.

Forward-looking Statements

This Quarterly Report on Form 10-Q, and our other oral or written communications, contain “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements are all statements other than statements of historical facts. These statements may include our expectations or projections about the future of our business, industries, business strategies, customers, programs, technology development, investments, potential acquisitions or financial results and our views about developments beyond our control, including domestic or global economic conditions, government policy, trends and market developments. These statements are based on management’s views and assumptions at the time originally made, and, except as required by law, we undertake no obligation to update these statements, even if, for example, they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views expressed in any forward-looking statements will come to pass, and undue reliance should not be placed on these forward-looking statements.

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our forward looking statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Factors which could also materially affect our future results currently include: declining revenues and backlog in our aerospace and defense business lines as we attempt to transition from legacy products and services into new market segments and technologies; reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors, including the risk of potentially adverse outcomes in ongoing contract renewal negotiations with Dana Holding Corporation and Meritor Inc.; our ability to successfully develop, launch or sustain new products and programs within the Electronics Group; dependence on, retention or recruitment of key employees especially in challenging markets; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; the costs of compliance with our auditing, regulatory or contractual obligations; potential impairments, non-recoverability or write-offs of assets or deferred costs; inventory valuation risks including excessive or obsolescent valuations; volatility of our customers’ forecasts, production levels, financial conditions, market shares, product requirements or scheduling demands; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; regulatory actions or sanctions (including FCPA, OSHA and Federal Acquisition Regulations, among others); potential weaknesses in internal controls over financial reporting and enterprise risk management; the costs and supply of, or access to, debt, equity capital, or insurance; fees, costs or other dilutive effects of refinancing, or compliance with covenants; disputes or litigation involving customer, supplier, employee, lessor, landlord, creditor, stockholder, product liability or environmental claims; U.S. government spending on products and services that our Electronics Group provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; breakdowns, relocations or major repairs of machinery and equipment; pension valuation, health care or other benefit costs; labor relations; strikes; union negotiations; cyber security threats and disruptions; changes or delays in customer budgets, funding or programs; cost and availability of raw materials such as steel, component parts, natural gas or utilities; failure to adequately insure or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

In addition, our two largest customers, Dana and Meritor, have contracts with expiration dates of December 31, 2014 and, for a portion of the Meritor goods, May 2, 2015. We may not succeed in renewing these agreements on acceptable terms or at all. See Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Contract Renewal Matters With Our Largest Customers” in this Quarterly Report on Form 10-Q for more detail. The failure to resolve the ongoing dispute with Dana or to enter into a new or replacement agreements with Dana or Meritor on acceptable terms, or the entry into an agreement with Dana or Meritor for fewer products or reduced volumes or prices would have a material adverse effect on our financial condition and financial performance. The Company may not be able to replace any significant loss of revenues with business from these or other customers. If the outcome of the negotiations with Dana or Meritor is unfavorable, it could have a material adverse effect on our ability to profitably operate our current facilities and on our financial condition and financial results.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our shares of common stock repurchased during the three months ended September 29, 2013 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
7/1/2013 – 7/28/2013	—	$—	—	$4,340
7/29/2013 – 8/25/2013	3,000	$3.15	3,000	$4,330
8/26/2013 – 9/29/2013	3,480	$3.06	—	$4,330

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

SYPRIS SOLUTIONS, INC. (Registrant)

Date: November 12, 2013	By:	/s/ Brian A. Lutes
(Brian A. Lutes)
Vice President & Chief Financial Officer

Date: November 12, 2013	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)