Form 10-K
period 2013-12-31
SYPRIS SOLUTIONS INC
filed 2014-03-11
CIK 864240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2013.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive	(Registrant’s telephone number,
offices, including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference  in Part  III of this Form  10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013) was $33,905,599.

There were 20,377,418 shares of the registrant’s common stock outstanding as of March 4, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2014 are incorporated by reference into Part III to the extent described therein.

Table of Contents

In this Annual Report on Form 10-K, “Sypris,” “the Company,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1.     Business

General

We were formed as a Delaware corporation in 1997. We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design and other technical services, typically under sole-source contracts with corporations and government agencies principally in the markets for industrial manufacturing and aerospace and defense electronics.

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

We focus on those markets where we believe we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry participants that embrace multi-year contractual relationships as a strategic component of their supply chain management. These contracts, many of which are sole-source by part number and, historically, have been renewed for terms of up to five years, enable us to invest in leading-edge processes or technologies to help our customers remain competitive. The productivity, flexibility and economies of scale that can result offer an important opportunity for differentiating ourselves from the competition when it comes to cost, quality, reliability and customer service.

Industrial Manufacturing Group (the Industrial Group). Through our Industrial Group, we are a significant supplier of forged and machined components, serving the commercial vehicle, off highway vehicle, light truck and energy markets in North America. We produce drive train components including axle shafts, gear sets, differential cases, steer axle forgings, and other components under sole-source contracts with Meritor, Inc. (Meritor) and Dana Holding Corporation (Dana), the two primary providers of drive train assemblies for use by the leading truck manufacturers, including Ford Motor Company (Ford), Freightliner LLC (Freightliner), Mack Trucks, Inc. (Mack), Navistar International Corporation (Navistar), PACCAR, Inc. (PACCAR) and Volvo Truck Corporation (Volvo). We also supply Meritor with trailer axle beams for use by the leading trailer manufacturers, including Great Dane Limited Partnership (Great Dane), Hyundai Motor Company (Hyundai), Stoughton Trailers, LLC (Stoughton), Utility Trailer Manufacturing Company (Utility) and Wabash National Corporation (Wabash). We support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies. Over the past several years, we have implemented a restructuring plan that has allowed us to adjust our overhead and infrastructure to be in line with current and projected levels of customer demand and market requirements. The plan has been successful, resulting in significant and permanent cost reductions that have lowered our operating breakeven level. The plan also included a diversification strategy which has resulted in the recent addition of long-term agreements with Eaton Corporation (Eaton) and American Axle & Manufacturing, Inc., under which we supply forgings. We expect to benefit from these actions in the future as global economic conditions and the strength of the commercial vehicle industry continue to improve.

Aerospace & Defense Electronics Group (the Electronics Group). Our Electronics Group is organized around two primary business lines: Information Security Solutions (ISS) and Electronic Manufacturing Services (EMS).

●     Information Security Solutions (ISS). Our ISS business provides solutions in cyber security, secure communications, global electronic key management, Sypris Data Systems branded products, and product design and development to the U.S. Government, both defense and civilian agencies, international government agencies, as well as worldwide aerospace and defense prime contractors. This group has several contracts with the Department of Defense to design and build information assurance products, including link encryptors, data recording products and electronic key fill devices.

●     Electronic Manufacturing Services (EMS). Our EMS business is focused on circuit card and full box build manufacturing, dedicated space and high reliability manufacturing, integrated design and engineering services, systems assembly and integration, design for manufacturability, and design to specification work. Our customers include large aerospace and defense companies such as Lockheed Martin Corporation (Lockheed Martin), Northrop Grumman Corporation (Northrop Grumman) and Exelis Inc. (Exelis).

The industry and business environment of our Electronics Group continues to be shaped by policy and budget decisions of the U.S. Government, as well as economic conditions. Recent actions of Congress and the Administration indicate an ongoing emphasis on federal budget deficit reduction. Near-term budget decisions by the Congress and the Administration may considerably reduce discretionary spending, of which defense constitutes the majority share. The Budget Control Act of 2011 (the “Budget Control Act”) commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending.  The deficit reduction “sequestration” under the Budget Control Act is split equally between defense and non-defense programs and went into effect on March 1, 2013. However, the Bipartisan Budget Act of 2013 provided some budget relief, reducing the discretionary sequester (and increasing funding) for fiscal year 2014 and fiscal year 2015 for both defense and non-defense programs. Unless Congress passes a similar law providing budget relief beyond fiscal year 2015, the full sequester cuts will go back into effect for fiscal year 2016. In addition, in February 2014, the Pentagon announced that its budget request for fiscal year 2015 would exceed the sequester caps but would be below the funding in the President’s fiscal year 2014 budget request. Congress and the Administration continue to debate these long- and short-term funding issues, but reductions in U.S. military spending could materially adversely affect the results of our Electronics Group. Our Electronics Group accounted for approximately 11% of net revenue in 2013.

Our Markets

Industrial Group. The industrial manufacturing markets include truck components and assemblies, trailer components and specialty closures. The truck components and assemblies market consists of the original equipment manufacturers, or OEMs, including Chrysler Group LLC, Ford, Freightliner, General Motors Company, Mack, Navistar, PACCAR and Volvo, and an extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. The trailer market consists of OEMs including Great Dane, Wabash, Utility, Hyundai, Vanguard and Stoughton. Tier I companies represent the primary suppliers to the OEMs and include Meritor, Dana, Delphi Automotive LLP, Eaton and Visteon Corporation, among others. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components and assemblies and the trailer markets, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels. The specialty closures market consists primarily of oil and gas pipelines, which are also facing significant pressures to improve quality, reduce costs and defer capital expenditures.

General economic and industry specific conditions have begun to stabilize, and improvements in the overall U.S. economy contributed to improved consumer confidence levels in 2013. In North America, production levels for light, medium and heavy duty trucks have steadily increased over the past four years from a low in the depressed economic environment of 2008 and early 2009. Subject to the renewals of our supply agreements with Dana and Meritor, we continue to expect modest growth in production levels within our Industrial Group through 2014 and 2015.

Electronics Group. As noted above, the U.S. Government continues to focus on developing and implementing spending, tax and other initiatives to reduce the deficit, create jobs and stimulate the economy. This process and the spending reductions to defense programs has adversely impacted our portfolio of business in this segment, which is dependent upon discretionary appropriations for defense programs. Although we believe that our products and programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense and intelligence priorities, the affordability of our products and services, changes in or preferences for new or different technologies, general economic conditions and other factors may affect the level of funding for existing or proposed programs. Uncertainty over budget plans and national security spending may prove challenging for our customers, as well as the defense industry as a whole.

Market conditions for our ISS business are expected to be favorable over the long term, given the growing cyber security and intelligence markets. However, market conditions for our EMS business, dedicated to the aerospace and defense market, are characterized by a number of obstacles. The nature of providing outsourced manufacturing services to the aerospace and defense electronics industry differs substantially from the traditional commercial outsourced electronics manufacturing services industry. The cost of failure can be extremely high, the manufacturing requirements are typically complex and products are produced in relatively small quantities. Companies that provide these manufacturing services are required to maintain and adhere to a number of strict and comprehensive certifications, security clearances and traceability standards. As mentioned above, U.S. Government and private customer spending levels remain uncertain.

Our Business Strategy

Our objective is to improve our position in each of our core markets by increasing our number of multi-year contracts with customers and investing in highly automated production capacity to remain competitive on a global scale. We intend to serve our customers and achieve this objective by continuing to:

Concentrate on our Core Markets. We are a significant supplier of forged and machined components, serving the commercial vehicle, off highway vehicle, light truck and energy markets in North America. We have been an established supplier of manufacturing and technical services to major aerospace and defense companies and agencies of the U.S. Government for over 40 years. We will continue to focus on those markets where we have the expertise and qualifications to achieve a competitive advantage.

Dedicate our Resources to Support Strategic Partnerships. We will continue to dedicate our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management and have the potential for long-term growth. We prefer contracts that are sole-source by part number so we can work closely with the customer to the mutual benefit of both parties. Dana, Meritor, and Meritor’s Brazilian subsidiary have awarded us with sole-source supply agreements for certain parts that run through at least 2014, 2015, and 2016 respectively. During 2013, Sypris and Dana executed an amendment to extend our current sole-source supply agreement until 2020. While Dana has attempted to repudiate this amendment, we are seeking to enforce the amendment through pending arbitration and litigation proceedings (see “Risk Factors – Customer contracts may not be renewed on acceptable terms or at all. Our largest customer Dana has notified us of its intent to terminate our supply relationship.” in Part I, Item 1A. of this Annual Report on Form 10-K). Historically, we entered into multi-year manufacturing services agreements with Lockheed Martin, Northrop Grumman and Exelis. Our success in establishing outsourcing partnerships with key customers has historically led to additional contracts, and we believe that if we continue to successfully perform on current contracts, we should have additional growth opportunities with these and other customers.

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

U.S. Government	Secure communications equipment, global key management solutions and data recording systems.
Lockheed Martin	Complex circuit cards for use in some of the nation’s high priority space programs.
Exelis	Complex circuit cards and subassemblies for use in weapons systems, targeting and warning systems.

Manufacturing Services

Our manufacturing services typically involve the fabrication or assembly of a product or subassembly according to specifications provided by our customers. We purchase raw materials or components from our customers and independent suppliers in connection with performing our manufacturing services. We strive to enhance our manufacturing capabilities by advanced quality and manufacturing techniques, lean manufacturing, just-in-time procurement and continuous flow manufacturing, six sigma, total quality management, stringent and real-time engineering change control routines and total cycle time reduction techniques.

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

Electronics Manufacturing Services. We provide our customers with a broad variety of value added solutions, from low-volume prototype assembly to high-volume turnkey manufacturing. We employ a multi-disciplined engineering team that provides comprehensive manufacturing and design support to customers. The manufacturing solutions we offer include design conversion and enhancement, process and tooling development, materials procurement, system assembly, testing and final system configuration. Our manufacturing services contracts for the aerospace and defense electronics market are generally sole-source by part number.

Products

In addition to our outsourced services, we provide some of our customers with specialized products including digital and analog data systems and encryption devices used in military applications and specialty closures and joints used in pipeline and chemical systems. As we look to grow our business, emphasis will be placed on the funding of new products to broaden our portfolio and meet the needs of our customers.

Our Customers

Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offerings. Our five largest customers in 2013 were Dana, Meritor, Sistemas Corporation (Sistemas), Northrop Grumman and Eaton, which in the aggregate accounted for 81% of net revenue. Our five largest customers in 2012 were Dana, Meritor, Sistemas, the Australian government and Eaton, which in the aggregate accounted for 79% of net revenue. In 2013, Dana and Meritor represented approximately 58% and 15% of our net revenue, respectively. In 2012, Dana and Meritor represented approximately 55% and 15% of our net revenue, respectively. In addition, U.S. governmental agencies accounted for 3% and 6% of net revenue in 2013 and 2012, respectively.

Geographic Areas and Currency Fluctuations

We are located in the U.S., Mexico, Denmark and the U.K. Our Mexican subsidiaries and affiliates are a part of our Industrial Group and manufacture and sell a number of products similar to those the Industrial Group produces in the U.S. Our Denmark subsidiary is a sales office and is part of our Electronics Group. Our U.K subsidiary is a sales office and is part of our Industrial Group. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have primarily impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiaries, because the vast majority of our transactions are denominated in U.S. dollars. For the year ended December 31, 2013, other income, net, included foreign currency transaction losses of $0.3 million. For 2012, other income, net, included foreign currency transaction losses of $0.8 million.

Net revenues from Mexican operations were $95.4 million, or 31%, and $100.0 million, or 29%, of our consolidated net revenues in 2013 and 2012, respectively. In 2013, net income from our Mexican operations was $7.7 million, as compared to our consolidated loss from continuing operations of $9.9 million. In 2012, net income from our Mexican operations was $7.5 million, as compared to our consolidated income from continuing operations of $10.3 million. You can find more information about our regional operating results, including our export sales, in “Note 20 Segment Information” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Sales and Business Development

Our principal sources of new business originate from the expansion of existing relationships, referrals and direct sales through senior management, direct sales personnel, domestic and international sales representatives, distributors and market specialists. We supplement these selling efforts with a variety of sales literature, advertising in numerous trade media and participating in trade shows. We also utilize engineering specialists extensively to facilitate the sales process by working with potential customers to reduce the cost of the service they need. Our specialists achieve this objective by working with the customer to improve their product’s design for ease of manufacturing or by reducing the amount of set-up time or material that may be required to produce the product. The award of contracts or programs can be a lengthy process, which in some circumstances can extend well beyond 12 months. Upon occasion, we commit resources to potential contracts or programs that we ultimately do not win.

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

Competition

The markets that we serve are highly competitive, and we compete against numerous domestic companies in addition to the internal capabilities of some of our customers. In the truck components and assemblies market, we compete primarily against other component suppliers such as Mid-West Forge, Inc., Spencer Forge and Machine, Inc. and Traxle, which serve as suppliers to many Tier I and smaller companies. In the aerospace and defense electronics market, we compete primarily against companies such as Celestica Inc., Jabil Circuit, Inc., LaBarge, Inc. and Safenet, Inc. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours. In addition, we will face new competitors as we attempt to increase and expand our business.

We believe that the principal competitive factors in our markets include the availability of capacity, technological capability, flexibility, financial strength and timeliness in responding to design and schedule changes, price, quality and delivery. Although we believe that we generally compete favorably with respect to each of these factors, some of our competitors, as compared to us, are larger and have greater financial and operating resources, greater geographic breadth and range of services, customer bases and brand recognition than we do. We also face competition from manufacturing operations of our current and potential customers that continually evaluate the relative benefits of internal manufacturing compared to outsourcing.

Suppliers

For significant portions of our business, we purchase raw materials and component parts from our customers or from suppliers chosen by our customers, at prices negotiated by our customers. When these suppliers increase their prices, cause delays in production schedules or fail to meet our customers’ quality standards, our customers have contractually agreed to reimburse us for the costs associated with such price increases and not to charge us for costs caused by such delays or quality issues. Accordingly, our risks are largely limited to accurate inspections of such materials, timely communications and the collection of such reimbursements or charges, along with any additional costs incurred by us due to delays in, interruptions of, or non-optimal scheduling of production schedules. However, for a growing part of our business, we arrange our own suppliers and assume the additional risks of price increases, quality concerns and production delays.

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

Research and Development

Our research and development activities are mainly related to our product lines that serve the aerospace and defense electronics market. Process improvement expenditures related to our outsourced services are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small percentage of our net revenue. Company-sponsored research and development costs are expensed as incurred. We invested $3.0 million and $3.8 million in research and development in 2013 and 2012, respectively. Customer-sponsored research and development costs are incurred under U.S. Government-sponsored contracts and require us to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development is accounted for under the milestone method and included in our net revenue and cost of sales (see Critical Accounting Policies and Estimates in Item 7 of this Annual Report on Form 10-K).

Patents, Trademarks and Licenses

We own or license a number of patents and trademarks, but our business as a whole is not materially dependent upon any one patent, trademark, license or technologically related group of patents or licenses.

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

Government Regulation

Our operations are subject to compliance with regulatory requirements of federal, state and local authorities, in the U.S., the U.K., Denmark and Mexico, including regulations concerning financial reporting and controls, labor relations, minimum pension funding levels, export and import matters, health and safety matters and protection of the environment. While compliance with applicable regulations has not adversely affected our operations in the past, there can be no assurance that we will continue to be in compliance in the future or that these regulations will not change or that the costs of compliance will not be material to us.

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

Employees

As of December 31, 2013, we had a total of 1,181 employees, of which 898 are engaged in manufacturing and providing our technical services, 17 are engaged in sales and marketing, 118 are engaged in engineering and 148 are engaged in administration. Approximately 500 of our employees are covered by collective bargaining agreements with various unions that expire on various dates through 2016. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 149 employees expire within the next 12 months. Although we believe overall that relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

Item 1A.     Risk Factors

Risks Related to Our Business and Forward-Looking Statements

This annual report and our other oral or written communications may contain “forward-looking” statements. These statements may include our expectations or projections about the future of our industries, business strategies, the markets in which we operate, potential acquisitions, contracts with customers, new business opportunities or financial results and our views about developments beyond our control including government spending, domestic or global economic conditions, trends and market forces. These statements are based on management’s views and assumptions at the time originally made, and we undertake no obligation to update these statements, except as may be required by law. There can be no assurance that our expectations, projections or views will come to pass, and you should not place undue reliance on these forward-looking statements.

A number of significant risk factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements, including those described below. Many of these risk factors are also identified in connection with the more specific descriptions contained throughout this report.

Customers

We need to generate new business revenues supported by a sustainable competitive advantage.

Our businesses generally require a higher level of new business revenues in order to operate profitably. Unless we can develop and offer new products and services with a sustainable competitive advantage, we may be unable to maintain the critical mass of capital investments or talented employees that are needed to succeed in our chosen markets. In the truck components and assemblies markets, our revenues are highly dependent upon the overall demand for new vehicles. In the aerospace and defense markets, our revenues are highly dependent upon new product development (especially in our cybersecurity programs), effective marketing and sales activities, the development of additional profitable capacity (especially in our space engineering programs) and the profitable management of our legacy products and services.

Customer contracts may not be renewed on acceptable terms or at all. Our largest customer Dana has notified us of its intent to terminate our supply relationship.

Our two largest customers, Dana and Meritor, have contracts with expiration dates of December 31, 2014 and, for a portion of the Meritor goods, May 2, 2015. In 2013, Dana and Meritor represented approximately 58% and 15% of our revenues. While we have executed an extension of the Dana contract extending until 2020, Dana is attempting to repudiate that extension. We may not be able to enforce or renew either or both these agreements on acceptable terms or at all. The failure to do so or otherwise maintain our current levels of work from both of these customers would have a material adverse effect on our financial condition and financial performance.

We are in the process of negotiating with Dana to attempt to continue our long-standing relationship as one of its suppliers. We have also been in litigation over the validity of the amended and restated supply agreement that Dana and Sypris entered into in July, 2013. The failure to resolve the ongoing dispute with Dana on acceptable terms, to succeed in enforcing the extended agreement, or to enter into a new or replacement agreement with Dana on acceptable terms would have a material adverse effect on our financial condition and financial performance.

Customer contracts could be less profitable than expected.

We generally bear the risk that our contracts could be unprofitable or less profitable than planned, despite our estimates of revenues and future costs to complete such contracts.

A material portion of our business, historically, has been conducted under multi-year contracts, which generally include fixed prices or periodic price reductions without minimum purchase requirements. Over time, our revenues may not cover our increasing operating costs which could adversely impact our results. Our financial results are at greater risk when we accept contractual responsibility for raw material or component prices, when we cannot offset price reductions and cost increases with operating efficiencies or other savings, when we must submit contract bid prices before all key design elements are finalized or when we are subjected to other competitive pressures which erode our margins. The profitability of our contracts also can be adversely affected by unexpected start-up costs on new programs, operating inefficiencies, ineffective capital investments, inflationary pressures or inaccurate forecasts of future unit costs.

In the past, we have signed long-term supply agreements with Dana and Meritor and acquired their facilities in Morganton, North Carolina and Toluca, Mexico, among other manufacturing assets. Although most of these acquired facilities have well-established product markets, these customers or their products may not continue to be successful, product enhancements may not be made in a timely fashion, and any long-term pricing agreements could generate lower margins than anticipated. If these facilities are required to operate at underutilized levels, it could materially adversely affect our business, results of operations and financial condition.

Unexpected changes in our customers’ demand levels have harmed our operating results in the past and could do so in the future. Many of our customers will not commit to firm production or delivery schedules. Disagreements over pricing, quality, delivery, capacity, exclusivity or trade credit terms could disrupt order schedules. Orders may also fluctuate due to changing global capacity and demand, new products, changes in market share, reorganizations or bankruptcies, material shortages, labor disputes or other factors that discourage outsourcing. These forces could increase, decrease, accelerate, delay or cancel our delivery schedules.

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

Our five largest customers in 2013 were Dana, Meritor, Sistemas, Northrop Grumman and Eaton, collectively accounting for 81% of net revenue. Our five largest customers in 2012 were Dana, Meritor, Sistemas, the Australian government and Eaton, collectively accounting for 79% of net revenue. In addition, U.S. governmental agencies accounted for 3% and 6% of net revenue in 2013 and 2012, respectively. The truck components and assemblies industry has experienced credit risk, highly cyclical market demand, labor unrest, rising steel costs, bankruptcy and other obstacles, while the aerospace and defense electronics industry has experienced consolidation, increased competition, disruptive new technologies and uncertain funding.

We depend on the continued growth and financial stability of these customers and our core markets, as well as general economic conditions. Adverse changes affecting these customers, markets or economic conditions could harm our operating results. The truck components and assemblies market is highly cyclical, due in part to regulatory deadlines, the availability or scarcity of credit, fluctuations in oil prices and pent-up demand for replacement vehicles.

Rising costs of steel or component parts could increase our inventory and working capital levels and present challenges to our customers who seek to pass those costs on to their customers. Many of our customers’ labor disputes, financial difficulties and restructuring needs have created rising uncertainty and risk, which could increase our costs or impair our business model.

The aerospace and defense industry is pressured by cyclicality, rapid technological change, shortening product life cycles, decreasing margins, unpredictable funding levels and government procurement and certification processes. Our aerospace and defense business faces an aging portfolio of legacy products and services which must be replenished with new technologies if we are to successfully maintain or expand our market share. Our failure to address any of these factors, particularly in our secured electronic communications or space engineering programs, could impair our business model.

There can be no assurance that any of our customers will not default on, delay or dispute payment of, or seek to reject our outstanding invoices in bankruptcy or otherwise.

Congressional budgetary constraints or reallocations could reduce our government sales.

Our Electronics Group sells manufacturing services and products to a number of U.S. government agencies, which in the aggregate represented approximately 3% and 6% of our net revenue in 2013 and 2012, respectively. We also serve as a contractor for large aerospace and defense companies such as Lockheed Martin, Northrop Grumman and Exelis, typically under federally funded programs, which represented approximately 5% and 4% of net revenue in 2013 and 2012, respectively.

Our government contracts have many inherent risks that could adversely impact our financial results. These contracts depend upon the continuing availability of Congressional appropriations. The budget appropriations process in Congress has at times become highly politicized and unpredictable, including the growing use of “continuing resolutions” as a temporary approach to the resolution of disputes over funding levels. In addition, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending.  This “sequestration” under the Budget Control Act is split equally between defense and non-defense programs and went into effect on March 1, 2013. The Bipartisan Budget Act of 2013 provided some budget relief, reducing the discretionary sequester (and increasing funding) for FY2014 and FY2015 for both defense and non-defense programs.

The Electronics Group already has been significantly adversely affected by declines in the overall government defense market due to the effects of sequestration, and may be further affected if funding for programs in which we participate, either by selling services and products directly to U.S. government agencies or as a subcontractor to prime contractors such as Lockheed Martin, Northrop Grumman and Excelis, is reduced, delayed or cancelled. Our ability to obtain new contract awards also could be negatively affected.

Congress and the Administration continue to debate these funding issues, but reductions in U.S. military spending also could materially adversely affect the results of our Electronics Group, and we expect that certain military and defense programs will experience delays while the receipt of government approvals remain pending.

Future levels of governmental spending, including delays, declines or reallocations in the funding of certain programs could adversely affect our financial results, if we are unable to offset these changes with new business or cost reductions.

Suppliers

Interruptions in the supply of key components could disrupt production.

Some of our manufacturing services or products require one or more components that are available from a limited number of providers or from sole-source providers. In the past, some of the materials we use, including steel, certain forgings or castings, capacitors and memory and logic devices, have been subject to industry-wide shortages or capacity allocations. As a result, suppliers have been forced to allocate available quantities among their customers, and we have not been able to obtain all of the materials desired. Some of our suppliers have struggled to implement reliable quality control systems which can negatively impact our operating efficiency and financial results. In downward business cycles, the tightening of credit markets has threatened the financial viability of an increasing number of suppliers of key components and raw materials and forced unanticipated shutdowns. Our inability to reliably obtain these or any other materials when and as needed could slow production or assembly, delay shipments to our customers, impair the recovery of our fixed costs and increase the costs of recovering to customers’ schedules, including overtime, expedited freight, equipment maintenance, operating inefficiencies, higher working capital and the obsolescence risks associated with larger buffer inventories. Each of these factors could adversely affect operating results.

Shortages or increased costs of utilities could harm our business and our customers.

We and our customers depend on a constant supply of electricity and natural gas from utility providers for the operation of our respective businesses and facilities. In the past, we have experienced power outages which reduced our ability to deliver products and meet our customers’ demand for those products. If we or our customers experience future interruptions in service from these providers, our production and/or delivery of products could be negatively affected. Additionally, due to the heavy consumption of energy in our production process and the businesses of our customers, if the cost of energy significantly increases, our results of operations and those of our customers could be negatively impacted.

Execution

Contract terminations or delays could harm our business.

We often provide manufacturing services and products under contracts that contain detailed specifications, quality standards and other terms. If we are unable to perform in accordance with such terms, our customers might seek to terminate such contracts, demand price concessions or other financial consideration or downgrade our past performance rating, an increasingly critical factor in federal procurement competitions. Moreover, many of our contracts are subject to termination for convenience or upon default. These provisions could provide only limited recoveries of certain incurred costs or profits on completed work and could impose liability for our customers’ costs in procuring undelivered items from another source. If any of our significant contracts were to be repudiated, terminated or not renewed, such as the Dana and Meritor contracts described above, we would lose substantial revenues, and our operating results as well as prospects for future business opportunities could be adversely affected. For example, as described above, our supply agreement with Dana represented approximately 58% of our revenues in 2013, and this agreement currently provides for its expiration on December 31, 2014, unless renewed by the parties.

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

If we are unable to improve the cost, efficiency and yield of our operations, or if our costs increase, our financial results could suffer. A number of major obstacles could include: the loss of substantial revenues due to a sluggish economic recovery; inflationary pressures; increased borrowing due to declining sales; changes in anticipated product mix and the associated variances in our profit margins; efforts to increase our manufacturing capacity and launch new programs; efforts to migrate, restructure or move business operations from one location to another; the breakdown of critical machinery or equipment; the need to identify and eliminate our root causes of scrap; our ability to achieve expected annual savings or other synergies from past and future business combinations; inventory risks due to shifts in market demand; obsolescence; price erosion of raw material or component parts; shrinkage, or other factors affecting our inventory valuations; and an inability to successfully manage growth, contraction or competitive pressures in our primary markets.

Our management or systems could be inadequate to support our existing or future operations, especially as we downsize our operating staff to reduce expenses in any extended economic downturn. Growth in our business could require us to invest in additional equipment to improve our efficiency. We may have limited experience or expertise in installing or operating such equipment, which could negatively impact our ability to deliver products on time or with acceptable costs. In addition, a material portion of our manufacturing equipment requires significant maintenance to operate effectively, and we may experience maintenance and repair issues. Our efforts to restructure, relocate and consolidate a significant number of the operations, especially in our truck component manufacturing plants, could cause certain of these facilities to operate at underutilized levels, which could materially adversely affect our business, results of operations and financial condition. In our Electronics Group, the risk of technical failures, nonconformance with customer specifications, an inability to deliver next generation products or other quality concerns could materially impair our operating results.

Our growth strategies could be ineffective due to the risks associated with further acquisitions.

Our growth strategy has included acquiring complementary businesses. We could fail to identify, finance or complete suitable acquisitions on acceptable terms and prices. Acquisition efforts entail a number of risks, including: diversion of management’s attention; difficulties in integrating systems, operations and cultures; potential loss of key employees and customers of the acquired companies; lack of experience operating in the geographic market of the acquired business; an increase in our expenses and working capital requirements; risks of entering into markets or producing products where we have limited or no experience; difficulties in integrating purchased technologies and products with our technologies and products; our ability to improve productivity and implement cost reductions; our ability to secure collective bargaining agreements with employees; and exposure to unanticipated liabilities.

Our discovery of, or failure to discover, material issues during due diligence investigations of acquisition targets, either before closing with regard to potential risks of the acquired operations, or after closing with regard to the timely discovery of breaches of representations or warranties, or of certain indemnified environmental conditions, could seriously harm our business.

Cyber security risks could negatively affect operations and result in increased costs.

Our Electronics Group, as a U.S. defense contractor, and our Company overall, face cyber security threats, threats to the physical security of our facilities and employees and terrorist acts, as well as the potential for business disruptions associated with information technology failures and natural disasters.

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

Although we work cooperatively with our customers and our suppliers, subcontractors, and other partners to seek to minimize the impacts of cyber threats, other security threats or business disruptions, we must rely on the safeguards put in place by those entities, and those safeguards might not be effective.

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

Some of our competitors, as compared to us, are larger and have greater financial and organizational resources, geographic breadth and range of services, customer bases and brand recognition than we do. As a result, our competitors may respond more quickly to technological changes or customer needs, consume lower fixed and variable unit costs, negotiate reduced component prices, and obtain better terms for financing growth. If we fail to compete in any of these areas, we may lose market share and our business could be seriously harmed. There can be no assurance that we will not experience increased competition or that we will be able to maintain our profitability if our competitive environment changes.

Our technologies could become obsolete, reducing our revenues and profitability.

The markets for our products and services are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities. We could fail to make required capital investments, develop or successfully market services and products that meet changing customer needs and anticipate or respond to technological changes in a cost-effective and timely manner. Our inability to successfully launch or sustain new or next generation programs or product features, especially in accordance with budgets or committed delivery schedules, could materially adversely affect our financial results. We could encounter competition from new or revised technologies that render our technologies and equipment less profitable or obsolete in our chosen markets and our operating results may suffer. In particular, the Company is currently developing new products and pursuing new programs in an attempt to replenish the Electronics Group’s revenue stream, which has been declining since 2009. However, commercializing the new products and programs is costly, has been slower than anticipated and is not expected to result in significant revenue in 2014. The launch of any new products or programs within the Electronics Group may not be successful.

Access to Capital

An inability to obtain favorable financing could impair our growth.

Our operating results could be materially adversely affected by the costs and availability of debt or equity financing. Our future liquidity and capital requirements are difficult to predict because they depend on numerous factors, including the pace at which we grow our business and acquire new facilities or the loss of anticipated revenues due to the effects of any extended economic downturn. One method we have used to obtain multi-year supply agreements is to buy a customer’s non-core manufacturing assets and produce products for them. We may need to raise substantial additional funds in order to pursue this strategy. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. Additional equity financing could result in dilution to existing holders. If additional financing is obtained in the form of debt, the terms of the debt could place restrictions on our ability to operate or increase the financial risk of our capital structure. Our ability to borrow under our credit facility (the “Credit Facility”) is conditioned upon our compliance with various financial covenants. We could lose our access to such financing if we experience adverse changes in our operations, poor financial results, increased risk profiles of our businesses, declines in our credit ratings, any actual or alleged breach of our debt covenants, insurance conditions or similar agreements or any adverse regulatory developments. In any extended economic downturn, we may need to raise capital through the sale of core or non-core assets or businesses, and our inability to successfully do so could materially adversely impact our operating results or access to sufficient capital.

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

Our Credit Facility requires us to comply with certain financial covenants regarding cumulative quarterly fixed charge coverage ratios. The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates. No assurances can be given that changing business, regulatory or economic conditions might not cause the Company to violate one or more covenants which could result in default or acceleration of any debt under the Credit Facility.

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

We currently have collective bargaining agreements covering approximately 500 employees (all of which are in the Industrial Group), or 42% of total employees. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 149 employees expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees represent approximately 26% of the Company’s workforce, or 311 employees. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

Regulatory

Environmental, health and safety risks could expose us to potential liability.

We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals and substances used in our operations. If we fail to comply with present or future regulations, we could be forced to alter, suspend or discontinue our manufacturing processes and pay substantial fines or penalties.

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

The Marion, Ohio property formerly owned by Sypris is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the state voluntary action program standards applicable to the site. The property was sold in March 2013 to Whirlpool Corporation (Whirlpool). Whirlpool has indemnified the Company against the legacy environmental risks on the property.

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

The Kenton, Ohio property formerly owned by Sypris is subject to soil and groundwater contamination involving petroleum compounds, volatile organic compounds, certain metals, PCBs and other contaminants. Under our purchase agreement for this property, Meritor agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Meritor prior to May 2, 2006. The building and real property were sold in January 2012.

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

Location	Segment (Market Served)	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:
Louisville, Kentucky		Lease (2024)	21,600
Manufacturing and Service Facilities:
Louisville, Kentucky	Industrial Group (Truck Components & Assemblies; Specialty Closures)	Own	450,000	QS 9000 TS 16949
Morganton, North Carolina	Industrial Group (Truck Components & Assemblies)	Own	360,000	TS 16949 ISO 14001
Tampa, Florida	Electronics Group (Aerospace & Defense Electronics)	Lease (2016)	318,000	ISO 9001 ISO 14001 AS 9100 NASA-STD-8739 IPC-A-610, Rev D, Class 3 J-STD-001, Rev D, Class 3 CMMI Level 3
Toluca, Mexico	Industrial Group (Truck Components & Assemblies)	Own	217,000	TS 16949

In addition, we lease space in one other facility in Copenhagen, Denmark, which is utilized as a sales office for our Electronics Group.

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at our facilities.

Certification/Specification	Description

AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

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

Item 3.     Legal Proceedings

We are involved from time to time in litigation and other legal or environmental proceedings incidental to our business. There are currently no material pending legal proceedings to which we are a party. Ongoing environmental matters include the following:

●

The Marion, Ohio property formerly owned by Sypris is subject to soil and groundwater contamination involving petroleum compounds, semi-volatile and volatile organic compounds, certain metals, PCBs and other contaminants, some of which exceed the State of Ohio voluntary action program standards applicable to the site. The property was sold in March 2013 to Whirlpool. Whirlpool has indemnified the Company against the legacy environmental risks on the property.

●

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

●

Our Morganton, North Carolina facility is subject to soil and groundwater contamination involving petroleum compounds, certain metals and other contaminants, some of which exceed the State of North Carolina notification standards applicable to the site. No litigation or other proceedings are underway with respect to this site.

●

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

●

The Kenton, Ohio property formerly owned by Sypris is subject to soil and groundwater contamination involving petroleum compounds, volatile organic compounds, certain metals, PCBs and other contaminants. Under our purchase agreement for this facility, Meritor has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Meritor prior to May 2, 2006. The building and real property were sold in January 2012, and the building was subsequently razed by the buyer. Under the terms of the sale agreement, no warranties relating to the property were made including existing environmental conditions and all liability has been passed to the buyer.

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

	High	Low
Year ended December 31, 2013:
First Quarter	$4.49	$3.60
Second Quarter	3.96	3.06
Third Quarter	3.39	3.03
Fourth Quarter	3.22	2.57

Year ended December 31, 2012:
First Quarter	$4.25	$3.77
Second Quarter	6.97	3.95
Third Quarter	7.56	5.65
Fourth Quarter	7.28	3.58

As of March 4, 2014, there were 735 holders of record of our common stock. The amount of cash dividends declared per share for each fiscal quarter in 2013 and 2012 is presented in the table below.

Dividends per Common Share
Year ended December 31, 2013:	$0.02
First Quarter	0.02
Second Quarter	0.02
Third Quarter	0.02
Fourth Quarter

Year ended December 31, 2012:
First Quarter	$0.02
Second Quarter	0.02
Third Quarter	0.02
Fourth Quarter	0.02

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. The Company’s Credit Facility contains restrictions related to dividend payments, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity” below.

The following table summarizes our shares of common stock repurchased during the three months ended December 31, 2013 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
9/30/2013 – 10/27/2013	—	$—	—	$4,330
10/28/2013 – 11/24/2013	10,763	$3.16	8,675	$4,303
11/25/2013 – 12/31/2013	—	$—	—	$4,303

(a)	The total number of shares purchased includes shares purchased under the Executive Equity Repurchase Agreement (described below). The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards. Shares of common stock withheld to satisfy tax withholding obligations were immediately cancelled.

(b)

On December 20, 2011, our Board of Directors approved and we announced an authorization for the repurchase of up to $5.0 million of our outstanding shares of common stock. The Board also authorized an Executive Equity Repurchase Agreement whereby management, including officers and directors, would grant the Company a first right to purchase shares held by such individuals, at current market prices (calculated as the average of the previous five days’ closing prices), any time a party to the agreement departed the Company or intended to sell more than 1,500 shares of common stock. The agreement has a five-year term, subject to earlier termination by the Company, and participation by each individual is voluntary.

Item 6.     Selected Financial Data

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the selected financial data in Item 301 of Regulation S-K.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated results of operations and financial condition should be read together with the other financial information and consolidated financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design and other technical services, typically under sole-source contracts with corporations and government agencies principally in the markets for industrial manufacturing and aerospace and defense electronics.

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

The Electronics Group’s revenue has declined year-over-year since 2009 primarily due to our inability to replace the declining demand for certain legacy products and services with competitive new offerings. While we do not yet have a pipeline of programs or other contract awards to replace these legacy programs in the near term, the Company is currently developing new products and pursuing new programs to attempt to replenish its revenue stream within the Electronics Group. The U.S. Government's continued focus on addressing federal budget deficits and the growing national debt exacerbates this challenging environment for the Electronics Group. In addition, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending. The deficit-reduction “sequestration” under the Budget Control Act is split equally between defense and non-defense programs and went into effect on March 1, 2013. However, the Bipartisan Budget Act of 2013 provided some budget relief, reducing the discretionary sequester (and increasing funding) for fiscal year 2014 and fiscal year 2015 for both defense and non-defense programs. Unless Congress passes a similar law providing budget relief beyond fiscal year 2015, the full sequester cuts will go back into effect for fiscal year 2016. In addition, in February 2014, the Pentagon announced that its budget request for fiscal year 2015 would exceed the sequester caps but would be below the funding in the President’s fiscal year 2014 budget request. Congress and the Administration continue to debate these long- and short-term funding issues, but reductions in U.S. military spending could materially adversely affect the results of our Electronics Group, and we expect that certain military and defense programs will experience delays while the receipt of government approvals remain pending.

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

Industrial Group Outlook

General economic and industry specific conditions have begun to stabilize for our Industrial Group, and improvements in the overall U.S. economy contributed to improved consumer confidence levels in 2013. In North America, production levels for light, medium and heavy duty trucks have steadily increased over the past four years from a low in the depressed economic environment of 2008 and 2009. Subject to the renewal status of our supply contracts with Dana and Meritor, we continue to expect modest growth in production levels within our Industrial Group through 2014 and 2015, though our Industrial Group’s revenue declined slightly in 2013, as compared with 2012, due to cyclical slowdowns in the industry and minor changes in our customers’ market shares of some products.

Sypris and Dana have recently signed an amended and restated supply agreement, the binding effect of which is currently in dispute. Dana has repudiated this agreement and purported to exercise its rights under the prior agreement to begin exploring alternative supply relationships with third parties, including the right to sign new supply agreements, authorize tooling expenditures and engage in certain production part approval processes (PPAP) with respect to the goods currently supplied by Sypris. Sypris disputes Dana’s ability to exercise such rights. In addition, Dana has notified us that it intends to terminate its supply relationship with us effective December 31, 2014 and to transition over 2,000 active part numbers, which we currently manufacture for Dana, to alternative suppliers at the expiration date of the original supply agreement. The failure to resolve this dispute with Dana on acceptable terms would have a material adverse effect on our financial condition and financial performance.

In addition, two of the Company’s current agreements with Meritor are due to expire at the end of 2014 and mid-2015, respectively. The failure to enter into an agreement with Meritor on acceptable terms, or the entry into agreements for fewer products or reduced volumes or prices would have a material adverse effect on our financial condition and financial performance.

In 2013, Dana and Meritor represented approximately 58% and 15% of our net revenue, respectively.

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

The first step of the impairment test indicated that the estimated fair value for the Electronics Group was less than its carrying value as of March 31, 2013. We performed step two of the impairment test and determined that the implied goodwill for the reporting unit was lower than its value as of March 31, 2013. As a result, a non-cash impairment charge of $6.9 million was recorded during the three months ended March 31, 2013 to impair the goodwill associated with the Electronics Group reporting unit. The impairment charge has been presented separately in the consolidated statements of operations and fully impairs the carrying amount of goodwill related to the Electronics Group. The fair value of the Electronics Group and the assets and liabilities identified in the step two impairment test were determined using the combination of the income approach and the market approach, which are Level 3 and Level 2 inputs, respectively.

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

Periodically the Company enters into research and development contracts with customers related primarily to key encryption products. When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method. The Company had one contract in process during fiscal year 2013 being accounted for under the milestone method. The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software, spares, test equipment or regulatory agency certifications. During fiscal year 2013, revenue recognized through the achievement of multiple milestones amounted to $0.7 million.

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

The Industrial Group performed an asset recoverability test for one of its asset groups totaling approximately $40.6 million as of December 31, 2013. The Company concluded that the undiscounted sum of estimated future cash flows exceeded the carrying value for such asset group, and accordingly, no impairment was recognized. While we believe our judgments and assumptions were reasonable, changes in assumptions underlying these estimates could result in a material impact to our consolidated financial statements in any given period.

Pension Plan Funded Status. The calculation of pension assets and liabilities involve complex estimation processes dependent on assumptions developed by us in consultation with our outside advisors such as actuaries. The assumptions used, including discount rates and return on plan assets, have a significant impact on plan expenses and obligations. Changes in these rates could significantly impact the actuarially determined amounts recorded in the consolidated balance sheets. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected.

A change in the assumed pension discount rate of 100 basis points would result in a change in our pension obligation as of December 31, 2013 of $3.8 million. A change in the assumed rate of return on plan assets of 100 basis points would result in a $0.4 million change in the estimated 2014 pension expense.

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

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, ASC 740 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment is largely dependent upon projected near-term profitability including the effects of tax planning. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. We have recorded valuation allowances against deferred tax assets in the U.S. and Mexico where realization has been determined to be uncertain. However, our Mexican operation, which has historically generated taxable income and expects to continue to be profitable for the foreseeable future, also has certain deferred tax assets that are expected to be realized and therefore no valuation allowance has been recorded against such assets as of December 31, 2013. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowance may be necessary.

Results of Operations

We operate in two segments, the Industrial Group and the Electronics Group. The table presented below compares our segment and consolidated results of operations from 2013 to 2012. The table presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue.

●	The first two columns in each table show the absolute results for each period presented.

●

The columns entitled “Year-Over-Year Change” and “Year-Over-Year Percentage Change” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net revenue increases from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative number in both columns.

●

The last two columns in each table show the results for each period as a percentage of net revenue. In these two columns, the cost of sales and gross profit for each are given as a percentage of each segment’s net revenue. These amounts are shown in italics.

In addition, as used in the table, “NM” means “not meaningful.”

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

				Year Over	Results as Percentage of
			Year Over	Year	Net Revenue for the
	Year Ended		Year	Percentage	Year Ended
	December 31,		Change	Change	December 31,
			Favorable	Favorable
	2013	2012	(Unfavorable)	(Unfavorable)	2013	2012
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$276,136	$286,046	$(9,910)	(3.5)%	88.9%	83.7%
Electronics Group	34,578	55,558	(20,980)	(37.8)	11.1	16.3

Total net revenue	310,714	341,604	(30,890)	(9.0)	100.0	100.0

Cost of sales:
Industrial Group	244,498	255,065	10,567	4.1	88.5	89.2
Electronics Group	36,163	42,790	6,627	15.5	104.6	77.0

Total cost of sales	280,661	297,855	17,194	5.8	90.3	87.2

Gross profit (loss):
Industrial Group	31,638	30,981	657	2.1	11.5	10.8
Electronics Group	(1,585)	12,768	(14,353)	(112.4)	(4.6)	23.0

Total gross profit	30,053	43,749	(13,696)	(31.3)	9.7	12.8

Selling, general and administrative	30,464	30,797	333	1.1	9.8	9.0
Research and development	3,047	3,816	769	20.2	1.0	1.1
Amortization of intangible assets	30	89	59	66.3	0.0	0.0
Impairment of goodwill	6,900	—	(6,900)	NM	2.2	—

Operating (loss) income	(10,388)	9,047	(19,435)	NM	(3.3)	2.7

Interest expense, net	522	437	(85)	(19.5)	0.2	0.1
(Gain) on sale of marketable securities	—	(1,850)	(1,850)	NM	—	(0.5)
Other (income), net	(930)	(2,055)	(1,125)	(54.7)	(0.3)	(0.6)
(Loss) income from continuing operations before income taxes	(9,980)	12,515	(22,495)	NM	(3.2)	3.7

Income tax (benefit) expense	(93)	2,248	2,341	NM	—	0.7

(Loss) income from continuing operations	(9,887)	10,267	(20,154)	NM	(3.2)	3.0

Loss from discontinued operations, net of tax	—	(7,220)	7,220	NM	—	(2.1)

Net (loss) income	$(9,887)	$3,047	$(12,934)	NM	(3.2)%	0.9%

                Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group decreased $9.9 million from the prior year to $276.1 million in 2013. Decreased volumes for medium and heavy-duty truck components contributed to decreased revenue of approximately $8.7 million. Additionally, lower volumes for trailer axle beams and for the off-highway business contributed to lower revenues of $3.9 million and $1.0 million, respectively. Partially offsetting these decreases was an increase in sales of our specialty closure products of $2.2 million and an increase in light vehicle volumes of $0.3 million. Additionally, increased steel prices, which are contractually passed through to customers under certain contracts, contributed to increased revenue of approximately $1.1 million in 2013.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group decreased $21.0 million to $34.6 million in 2013, primarily due to the completion of certain electronic manufacturing and engineering services programs. The Electronics Group is currently developing new products and pursuing new programs in an attempt to replenish its revenue stream; however, commercializing the new products and programs is costly, has been slower than anticipated and is not expected to result in significant revenue in 2014. Additionally, the Electronics Group’s outlook continues to be negatively affected by budgetary and funding uncertainty within the U.S. Department of Defense. For information about the budgetary and funding uncertainty, see “Risk Factors – Congressional budgetary constraints or reallocations could reduce our government sales” in Part I, Item 1A. of this Annual Report on Form 10-K.

Gross Profit. The Industrial Group’s gross profit increased $0.7 million to $31.6 million in 2013 as compared to $30.9 million in the prior year. The Industrial Group realized an increase in gross profit of $4.1 million as a result of productivity improvements and lower project expenses in 2013. Price increases resulted in an increase in gross profit of $0.4 million over the prior year. Offsetting these increases was a net decrease in sales volumes across the previously discussed product and service offerings, which resulted in a decrease in gross profit of approximately $1.4 million, and higher utilities, inflationary items and unfavorable foreign exchange rates, which resulted in a $2.3 million decrease in gross profit.

The Electronics Group’s gross profit decreased $14.4 million to a loss of $1.6 million in 2013. The decrease is primarily the result of lower revenues and an unfavorable mix in sales of lower margin products and services.

Selling, General and Administrative. Selling, general and administrative expense decreased $0.3 million to $30.5 million in 2013 as compared to $30.8 million in 2012. Selling, general and administrative expense increased as a percentage of revenue to 9.8% in 2013 from 9.0% in 2012. The decrease in selling, general and administrative expense for 2013 was due to a $1.1 million write-off of pre-contract costs in 2012 when it was determined that certain pre-contract costs could no longer be capitalized due to then current market events involving a specific contract offset by an increase in 2013 in salaries, fringes and legal expenses within our Industrial Group.

Research and Development. Research and development costs were $3.0 million and $3.8 million for the years ended December 31, 2013 and 2012, respectively, primarily in support of the Electronics Group’s self-funded product and technology development activities.

Impairment of Goodwill. Goodwill is tested for impairment annually as of December 31 or more frequently if impairment indicators arise. If impairment indicators arise, a step one assessment is performed to identify any possible goodwill impairment in the period in which the indicator is identified. The December 31, 2012 review of goodwill indicated that goodwill was not impaired. Beginning in March 2013, we noted certain indicators relating to our Electronics Group reporting unit that were significant enough to conclude that an impairment indicator existed. Specifically, one key customer within the Electronics Group’s space business communicated its strategic sourcing decision to begin insourcing programs that had been previously outsourced to the Electronics Group. Overall, the Electronics Group has been more impacted by declines in the overall government defense market than originally anticipated as the effects of sequestration have become clearer since its initial effective date on March 1, 2013. For example, sales of certain data recording products were significantly reduced due to the impact of sequestration on our customers, and the loss of commercial space business was due in part to our customer’s efforts to offset unrelated losses of government business due to sequestration. Consequently, the Electronics Group’s short term revenue forecasts were materially affected. As a result of the analysis, the Electronics Group’s goodwill was deemed to be impaired, resulting in a non-cash impairment charge of $6.9 million for the year ended December 31, 2013, representing the segment’s entire goodwill balance.

Interest Expense, Net. Interest expense for the year ended December 31, 2013 increased $0.1 million primarily due to an increase in the weighted average debt outstanding. The weighted average interest rate remained flat at 2.4% in 2013, while our weighted average debt outstanding increased to $13.2 million during 2013 from $10.9 million during 2012.

Other (Income), Net. Other (income), net decreased $1.1 million to $0.9 million for 2013 from $2.1 million in 2012. Other income, net for the year ended December 31, 2013 includes gains of $1.5 million from the sale of idle assets primarily within the Industrial Group offset by foreign currency transaction losses of $0.3 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. Other income for the year ended December 31, 2012 includes a gain of $2.6 million from the sale of idle assets within the Industrial Group, partially offset by foreign currency related losses of $0.8 million.

Income Taxes. The 2013 income tax provision consists of current tax expense of $1.2 million and a deferred tax benefit of $1.3 million. The 2012 income tax provision consists of current and deferred tax expense of $1.4 million and $0.9 million, respectively.  The current tax expense in both years is primarily attributable to taxes paid by our Mexican subsidiaries. The 2013 deferred tax benefit includes a $2.4 million benefit recorded due to the required intraperiod tax allocation resulting from the loss from continuing operations and other comprehensive income. Additionally, included in deferred taxes in both years is an increase in the valuation allowance on U.S. deferred tax assets. Our Mexican subsidiaries recognized a deferred tax benefit in both years related to the recovery of certain deferred tax assets that were previously reserved for by a valuation allowance.

Discontinued Operations. On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement, Inc. (“Sypris Test & Measurement”) for $39.0 million, of which $3.0 million was deposited in an escrow account in connection with certain customary representations, warranties, covenants and indemnifications of the Company and was classified as restricted cash on the Company’s consolidated balance sheets as of December 31, 2011. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement, and the parties engaged in binding arbitration to resolve the claim. During 2012, the arbitration dispute was settled for $6.5 million, which includes the counterparty’s legal fees and expenses. Both parties have entered a mutual release of all related potential claims. This amount was paid in October 2012. The Company also incurred legal expenses of $0.7 million during 2012, in connection with the claim. These charges are included in loss from discontinued operations, net of tax in the consolidated statements of operations.

Quarterly Results

The following table presents our unaudited condensed consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2013. The quarterly results are presented on a 13-week period basis. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period.

	2013				2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:
Industrial Group	$71,149	$74,432	$66,650	$63,905	$82,522	$82,850	$65,176	$55,498
Electronics Group	7,262	7,734	9,628	9,954	13,941	16,062	13,587	11,968
Total net revenue	78,411	82,166	76,278	73,859	96,463	98,912	78,763	67,466
Cost of sales:
Industrial Group	63,039	65,574	59,233	56,652	72,600	73,944	58,602	49,919
Electronics Group	7,296	8,256	9,784	10,827	11,349	11,745	10,787	8,909
Total cost of sales	70,335	73,830	69,017	67,479	83,949	85,689	69,389	58,828
Gross profit (loss):
Industrial Group	8,110	8,858	7,417	7,253	9,922	8,906	6,574	5,579
Electronics Group	(34)	(522)	(156)	(873)	2,592	4,317	2,800	3,059
Total gross profit	8,076	8,336	7,261	6,380	12,514	13,223	9,374	8,638
Selling, general and administrative	7,158	7,598	7,689	8,019	7,595	7,698	7,633	7,871
Research and development	877	1,419	547	204	394	1,035	1,084	1,303
Amortization of intangible assets	22	8	—	—	22	22	22	23
Impairment of goodwill	6,900	—	—	—	—	—	—	—
Operating (loss) income	(6,881)	(689)	(975)	(1,843)	4,503	4,468	635	(559)
Interest expense, net	146	120	124	132	117	105	98	117
(Gain) on sale of marketable securities	—	—	—	—	—	(537)	(1,313)	—
Other (income) expense, net	(1,195)	(259)	38	486	(2,074)	(457)	561	(85)
(Loss) income from continuing operations, before tax	(5,832)	(550)	(1,137)	(2,461)	6,460	5,357	1289	(591)
Income tax expense (benefit)	627	944	858	(2,522)	949	343	697	259
(Loss) income from continuing operations	(6,459)	(1,494)	(1,995)	61	5,511	5,014	592	(850)
Loss from discontinued operations, net of tax	—	—	—	—	(223)	(576)	(6,331)	(90)
Net (loss) income	$(6,459)	$(1,494)	$(1,995)	$61	$5,288	$4,438	$(5,739)	$(940)
Basic (loss) income per share:
(Loss) income per share from continuing operations	$(0.34)	$(0.08)	$(0.10)	$—	$0.28	$0.25	$0.03	$(0.04)
Loss per share from discontinued operations	—	—	—	—	(0.01)	(0.03)	(0.33)	(0.01)
Net (loss) income per share	$(0.34)	$(0.08)	$(0.10)	$—	$0.27	$0.22	$(0.30)	$(0.05)
Diluted (loss) income per share:
(Loss) income per share from continuing operations	$(0.34)	$(0.08)	$(0.10)	$—	$0.28	$0.25	$0.03	$(0.04)
Loss per share from discontinued operations	—	—	—	—	(0.01)	(0.03)	(0.32)	(0.01)
Net (loss) income per share	$(0.34)	$(0.08)	$(0.10)	$—	$0.27	$0.22	$(0.29)	$(0.05)

Liquidity and Capital Resources

The Company’s Credit Facility provides potential total availability of up to $50.0 million with an option, subject to certain conditions, to increase total potential availability to $60.0 million in the future. Loans made under the Credit Facility will mature and the commitments thereunder will terminate in May 2016. Actual borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. Based on that calculation, at December 31, 2013, we had actual total borrowing availability under the Credit Facility of $32.7 million, of which we had drawn $24.0 million, leaving $7.9 million available for borrowing, after accounting for the letter of credit. Along with an unrestricted cash balance of $18.7 million, we had total cash and available borrowing capacity of $26.6 million as of December 31, 2013. Approximately $3.8 million of the unrestricted cash balance relates to our Mexican subsidiaries. Standby letters of credit up to a maximum of $5.0 million may be issued under the Credit Facility of which $0.8 million were issued at December 31, 2013. Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

The Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, pay dividends or make other restricted payments without bank approval, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates. In addition, if the Company's availability under the Credit Facility falls below $6.0 million (or $8.0 million for a period of 5 or more consecutive days), the Company must maintain a fixed charge coverage ratio of at least 1.15 to 1.00.

We also had purchase commitments totaling approximately $6.1 million at December 31, 2013, primarily for manufacturing equipment and inventory.

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

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2014 business plan, we expect to be able to meet the financial covenants of our Credit Facility and have sufficient liquidity to finance our operations for at least the next twelve months. However, changing business, regulatory and economic conditions may mean that actual results will vary from our forecasts.

Financial Condition

Operating Activities. Net cash used in operating activities was $0.3 million in 2013, as compared to $4.9 million in 2012. Cash of $1.7 million was used to finance an increase in inventory, primarily to support higher volumes during the fourth quarter of 2013 within our Industrial Group as compared to the fourth quarter of 2012. Additionally, increases in accounts payable provided cash of $0.7 million.

Investing Activities. Net cash used in investing activities was $2.8 million in 2013 as compared to $0.6 million in 2012. Net cash used in investing activities for 2013 included $5.1 million of capital expenditures partially offset by proceeds of $2.3 million from the sale of idle assets primarily within the Industrial Group. Net cash used in investing activities in 2012 includes capital expenditures of $7.1 million partially offset by proceeds from the sale of assets of $4.6 million and $1.9 million from the sale of marketable securities.

Financing Activities. Net cash provided by financing activities was $3.1 million in 2013 as compared to $6.0 million in 2012. Net cash provided by financing activities in 2013 included $5.0 million in additional borrowings under the Credit Facility partially offset by $1.2 million in dividend payments and $0.7 million for the repurchase of stock and minimum statutory tax withholdings on stock-based compensation. Net cash provided by financing activities in 2012 included $9.0 million in additional borrowing under the Credit Facility partially offset by $1.6 million in dividend payments and $1.4 million for the repurchase of stock and minimum statutory tax withholdings on stock-based compensation.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2013.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2013. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on our assessment, we concluded that as of December 31, 2013, Sypris’ internal control over financial reporting is effective based on these criteria.

Ernst & Young LLP, our independent auditors and a registered public accounting firm, has audited and reported on the consolidated financial statements of Sypris Solutions, Inc. The report of Ernst & Young LLP is contained in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 11, 2014

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year ended December 31,
	2013	2012
Net revenue:
Outsourced services	$276,471	$289,173
Products	34,243	52,431

Total net revenue	310,714	341,604

Cost of sales:
Outsourced services	252,663	258,458
Products	27,998	39,397

Total cost of sales	280,661	297,855

Gross profit	30,053	43,749

Selling, general and administrative	30,464	30,797
Research and development	3,047	3,816
Amortization of intangible assets	30	89
Impairment of goodwill	6,900	0

Operating (loss) income	(10,388)	9,047

Interest expense, net	522	437
(Gain) on sale of marketable securities	0	(1,850)
Other (income), net	(930)	(2,055)

Loss (income) from continuing operations before income taxes	(9,980)	12,515

Income tax (benefit) expense	(93)	2,248

Loss (income) from continuing operations	(9,887)	10,267

Loss from discontinued operations, net of tax	0	(7,220)

Net loss (income)	$(9,887)	$3,047

Basic (loss) income per share:
Loss (income) per share from continuing operations	$(0.51)	$0.51
Loss per share from discontinued operations	0.00	(0.38)
Net (loss) income per share	$(0.51)	$0.13

Diluted (loss) income per share:
(Loss) income per share from continuing operations	$(0.51)	$0.50
Loss per share from discontinued operations	0.00	(0.37)
Net (loss) income per share	$(0.51)	$0.13

Cash dividends per common share	$0.08	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year ended December 31,
	2013	2012

Net (loss) income	$(9,887)	$3,047

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $153	240	2,132
Employee benefit related, net of tax of $2,284	3,588	161
Reclassification adjustment for net gain on marketable securities included in net income	0	(1,685)

Other comprehensive income, net of tax	3,828	608

Total comprehensive (loss) income	$(6,059)	$3,655

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$18,674	$18,664
Accounts receivable, net	38,533	38,530
Inventory, net	34,422	33,958
Other current assets	5,403	4,946
Total current assets	97,032	96,098
Property, plant and equipment, net	44,683	53,050
Goodwill	0	6,900
Other assets	4,568	4,920
Total assets	$146,283	$160,968
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,684	$36,267
Accrued liabilities	23,806	21,988
Total current liabilities	60,490	58,255
Long-term debt	24,000	19,000
Other liabilities	5,541	20,780
Total liabilities	90,031	98,035
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,448,007 shares issued and 20,399,649 outstanding in 2013 and 20,190,116 shares issued and 20,155,268 outstanding in 2012	204	202
Additional paid-in capital	150,569	149,576
Retained deficit	(76,786)	(65,282)
Accumulated other comprehensive loss	(17,734)	(21,562)
Treasury stock, 48,358 and 34,848 shares in 2013 and 2012, respectively	(1)	(1)
Total stockholders’ equity	56,252	62,933
Total liabilities and stockholders’ equity	$146,283	$160,968

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(9,887)	$3,047
Loss from discontinued operations	0	(7,220)
(Loss) income from continuing operations	(9,887)	10,267
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,401	12,251
Deferred income taxes	(1,286)	871
Gain on sale of marketable securities	0	(1,850)
Non-cash compensation	1,689	1,826
Deferred revenue recognized	(8,000)	(7,892)
Deferred loan costs recognized	78	78
Write-off of pre-contract costs	0	1,113
Gain on sale of assets	(1,516)	(2,590)
Provision for excess and obsolete inventory	1,251	928
Goodwill impairment	6,900	0
Other noncash items	565	1,209
Contributions to pension plans	(663)	(1,598)
Changes in operating assets and liabilities:
Accounts receivable	(19)	4,307
Inventory	(1,708)	(1,191)
Prepaid expenses and other assets	(556)	(1,350)
Accounts payable	705	(15,193)
Accrued and other liabilities	(247)	(6,106)
Net cash used in operating activities	(293)	(4,920)

Cash flows from investing activities:
Capital expenditures	(5,053)	(7,082)
Proceeds from sale of marketable securities	0	1,914
Proceeds from sale of assets	2,265	4,595
Net cash used in investing activities	(2,788)	(573)

Cash flows from financing activities:
Net change in debt under Credit Facility	5,000	9,000
Common stock repurchases	(36)	(660)
Indirect repurchase of shares for minimum statutory tax withholdings	(657)	(750)
Cash dividends paid	(1,216)	(1,607)
Proceeds from issuance of common stock	0	1

Net cash provided by financing activities	3,091	5,984

Net increase in cash and cash equivalents	10	491
Cash and cash equivalents at beginning of year	18,664	18,173
Cash and cash equivalents at end of year	$18,674	$18,664

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-In	(Deficit)	Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock

January 1, 2012 balance	19,995,401	$201	$149,160	$(66,722)	$(22,170)	$(1)

Net income	—	—	—	3,047	—	—
Reclassification adjustment for net gain on marketable securities included in net income	—	—	—	—	(1,685)	—
Employee benefit related	—	—	—	—	161	—
Foreign currency translation adjustment	—	—	—	—	2,132	—
Comprehensive income	—	—	—	3,047	608	—
Cash dividends, $0.08 per common share	—	—	—	(1,607)	—	—
Common stock repurchases	(96,868)	(1)	(659)	—	—	—
Restricted common stock grant	305,000	3	(3)	—	—	—
Noncash compensation	36,000	—	1,826	—	—	—
Exercise of stock options	62,386	—	—	—	—	—
Treasury stock	(20,000)	—	—	—	—	—
Retire treasury stock	(126,651)	(1)	(748)	—	—	—

December 31, 2012 balance	20,155,268	202	149,576	(65,282)	(21,562)	(1)

Net loss	—	—	—	(9,887)	—	—
Employee benefit related, net of tax	—	—	—	—	3,588	—
Foreign currency translation adjustment, net of tax	—	—	—	—	240	—
Comprehensive income	—	—	—	(9,887)	3,828	—

Cash dividends, $0.08 per common share	—	—	—	(1,623)	—	—
Common stock repurchases	(11,675)	—	(36)	—	—	—
Restricted common stock grant	288,000	3	(3)	—	—	—
Noncash compensation	42,000	—	1,689	6	—	—
Exercise of stock options	97,608	—	—	—	—	—
Treasury stock	(57,000)	—	—	—	—	—
Retire treasury stock	(114,552)	(1)	(657)	—	—	—

December 31, 2013 balance	20,339,649	$204	$150,569	$(76,786)	$(17,734)	$(1)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2013 and 2012

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

Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design and other technical services, typically under sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its Industrial and Electronics Groups. See Note 20 for additional information regarding our segments.

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

Fair Value Estimates

The Company estimates fair value of its financial instruments utilizing an established three-level hierarchy. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows: Level 1 – Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments. Level 3 – Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

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

The Industrial Group performed an asset recoverability test for one of its asset groups totaling approximately $40,642,000 as of December 31, 2013. The Company concluded that the undiscounted sum of estimated future cash flows exceeded the carrying value for such asset group, and accordingly, no impairment was recognized.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Pre-contract Costs

Costs incurred on projects as pre-contract costs are deferred as assets in accordance with ASC 605-35-25 when the Company has been requested by the customer to begin work under a new arrangement prior to contract execution. The Company records pre-contract costs when formal contracts have not yet been executed, and it is probable that the Company will recover the costs through the issuance of a contract. If we determine it is probable that we will be awarded the specific anticipated contract, we capitalize the pre-contract costs we incur, excluding start-up costs which are expensed as incurred. Conversely, if it appears uncertain that we will obtain the contract within a specified time period, all previously deferred costs are expensed. During December 2012, it was determined that certain pre-contract costs could no longer be capitalized due to current year market events involving a specific contract. As a result, the Company wrote-off deferred costs of $1,709,000 associated with the contract to selling, general and administrative expense in the accompanying consolidated statements of operations for the fiscal year ended December 31, 2012. There were no capitalized pre-contract costs as of December 31, 2013 or 2012.

Deferred Revenue

Deferred revenue for the Electronics Group is recorded when payments are received in advance for service agreements and extended warranties on certain products and is amortized into revenue on a straight-line basis over the contractual term. Deferred revenue for the Industrial Group is generally associated with the Dana settlement and will be amortized into income on a units-of-production basis over the term of the related supply agreement period. See Note 4 for information regarding the Dana settlement, and see Notes 10 and 11 for the amount of deferred revenue included in accrued liabilities and other liabilities.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company expects to repatriate available non-U.S. cash holdings in 2014 to support management’s strategic objectives and fund ongoing U.S. operational cash flow requirements; therefore current earnings from non-U.S. operations are not treated as permanently reinvested. The U.S. income tax recorded in 2013 on these non-U.S. earnings is expected to be offset by the benefit of a partial release of a valuation allowance on U.S. net operating loss carryforwards. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested may have a material effect on our effective tax rate. For the year ending December 31, 2013, the Company expects any additional tax expense from non-U.S. withholding and other taxes expected to be incurred on the repatriation of current earnings will not be material.

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

Periodically the Company enters into research and development contracts with customers related primarily to key inscription products. When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method. The Company had one contract in process during fiscal year 2013, being accounted for under the milestone method. The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software, spares, test equipment or regulatory agency certifications. During fiscal year 2013, revenue recognized through the achievement of multiple milestones amounted to $675,000.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2013 and 2012, was $1,439,000 and $1,111,000, respectively. The Company’s warranty expense for the years ended December 31, 2013 and 2012 was $660,000 and $422,000, respectively.

Additionally, the Company sells three and five-year extended warranties for certain link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of December 31, 2013 and 2012, the Company had deferred $1,567,000 and $2,607,000, respectively, related to extended warranties. At December 31, 2013, $751,000 is included in accrued liabilities and $816,000 is included in other liabilities in the accompanying balance sheets. At December 31, 2012, $1,085,000 is included in accrued liabilities and $1,522,000 is included in other liabilities in the accompanying balance sheets.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, various departments or agencies of the U.S. Government, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 69% and 65% of accounts receivable outstanding at December 31, 2013 and 2012, respectively, are due from the Company’s two largest customers. More specifically, Dana and Meritor comprise 47% and 22%, respectively, of December 31, 2013 outstanding accounts receivables. Similar amounts at December 31, 2012 were 44% and 21%, respectively.

The Industrial Group’s largest customers for the year ended December 31, 2013 were Dana and Meritor, which represented approximately 58% and 15%, respectively, of the Company’s total net revenue. Dana and Meritor were also the Company’s largest customers for the year ended December 31, 2012, which represented approximately 55% and 15%, respectively, of the Company’s total net revenue. The Company recognized revenue from contracts with the U.S. Government and its agencies approximating 3% and 6% of net revenue for the years ended December 31, 2013 and 2012, respectively. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2013 or 2012.

Sypris and Dana have recently signed an amended and restated supply agreement, the binding effect of which is currently in dispute. Dana has repudiated this agreement and purported to exercise its rights under the prior agreement to begin exploring alternative supply relationships with third parties, including the right to sign new supply agreements, authorize tooling expenditures and engage in certain production part approval processes (PPAP) with respect to the goods currently supplied by Sypris. Sypris disputes Dana’s ability to exercise such rights. In addition, Dana has notified us that it intends to terminate its supply relationship with us effective December 31, 2014 and to transition over 2,000 active part numbers, which we currently manufacture for Dana, to alternative suppliers at the expiration date of the original supply agreement. The failure to resolve this dispute with Dana on acceptable terms would have a material adverse effect on our financial condition and financial performance.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Collective Bargaining Agreements

Approximately 500, or 42% of the Company’s employees, all of which are in the Industrial Group, are covered by collective bargaining agreements. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 149 employees expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees represent approximately 26% of the Company’s workforce, or 311 employees.

Adoption of Recently Issued Accounting Standards

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

(2)      Discontinued Operations

On October 26, 2009, the Company sold all of the stock of its wholly owned subsidiary, Sypris Test & Measurement for $39,000,000. During 2010, the Company was made aware of a potential indemnification claim from the purchaser of Sypris Test & Measurement. The parties engaged in binding arbitration during July 2012 to resolve the claim, and the arbitration dispute was settled for $6,500,000, which includes the counterparty’s legal fees and expenses. Both parties entered a mutual release of all related potential claims. This amount was paid in October 2012. The Company also incurred legal expenses of $720,000 during 2012, in connection with the claim. These charges are included in loss from discontinued operations, net of tax in the consolidated statements of operations.

(3)      Other (Income), Net

During the year ended December 31, 2013, the Company recognized net gains of $1,516,000 related to the disposition of idle assets. Additionally, the Company recognized foreign currency transaction losses of $298,000 for the year ended December 31, 2013 related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. For the year ended December 31, 2012, the Company recognized net gains of $2,590,000 related to the disposition of idle assets and foreign currency transaction losses of $777,000. These gains and losses are included in other (income), net on the consolidated statements of operations.

(4)      Dana Claim

On March 3, 2006, the Company’s largest customer, Dana Corporation (“Dana”) and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. On August 7, 2007, the Company entered into a comprehensive settlement agreement with Dana (the “Settlement Agreement”) to resolve all outstanding disputes between the parties, terminate previously approved arbitration payments and replace three existing supply agreements with a single, revised contract running through 2014. In addition, Dana provided the Company with an allowed general unsecured non-priority claim in the face amount of $89,000,000 (the “Claim”).

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Claim provided to the Company was agreed to by the Company and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, the Company recorded the claim at the estimated fair value of $76,483,000. The revenues and resulting net income associated with the Company’s continued involvement were deferred and are being recognized over the remaining period of the Company’s supply agreement with Dana, through December 31, 2014. For the years ended December 31, 2013 and 2012, the Company recognized revenue of $8,000,000 and $7,892,000, respectively, related to the Claim.

On August 31, 2011, the Company received 143,966 shares of Dana common stock, representing the final distribution to be received in conjunction with the settlement. During 2012, the Company sold all of those shares and recognized a gain of $1,850,000 for the year ended December 31, 2012.

(5)      Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2013	2012
Commercial	$36,245	$38,220
U.S. Government	2,620	620
	38,865	38,840
Allowance for doubtful accounts	(332)	(310)
	$38,533	38,530

Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 2013 and 2012, of $2,620,000 and $620,000 respectively.

(6)      Inventory

Inventory consists of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$19,372	$20,645
Work in process	16,436	14,198
Finished goods	5,017	4,461
Reserve for excess and obsolete inventory	(6,403)	(5,346)
	$34,422	$33,958

(7)      Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2013	2012
Prepaid expenses	$1,690	$1,216
Other	3,713	3,730
	$5,403	$4,946

Included in other current assets are deferred taxes for the Company’s Mexican subsidiaries, income taxes refundable and other items, none of which exceed 5% of total current assets.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(8)      Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Land and land improvements	$2,999	$3,467
Buildings and building improvements	26,053	25,351
Machinery, equipment, furniture and fixtures	161,207	160,356
Construction in progress	2,133	3,643
	192,392	192,817
Accumulated depreciation	(147,709)	(139,767)
	$44,683	$53,050

Depreciation expense totaled approximately $12,371,000 and $12,162,000 for the years ended December 31, 2013 and 2012, respectively. In addition, there were capital expenditures of approximately $135,000 and $422,000 included in accounts payable or accrued liabilities at December 31, 2013 and 2012, respectively.

(9)      Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2013	2012
Intangible assets:
Gross carrying value:
Industrial Group	$0	$800
Electronics Group	0	0
Total gross carrying value	0	800
Accumulated amortization:
Industrial Group	0	(770)
Electronics Group	0	0
Total accumulated amortization	0	(770)

Intangible assets, net	0	30
Deferred tax assets, net	2,401	3,277
Other	2,167	1,613
	$4,568	$4,920

Intangible assets at December 31, 2012 consisted of a long-term supply agreement in the Industrial Group. The intangible assets are fully amortized as of December 31, 2013. Deferred tax assets, net relate to the Company’s Mexico operations and resulted primarily from deferred revenue related to the Dana settlement agreement. Other assets at December 31, 2013 and 2012 includes unamortized loan costs of approximately $187,000 and $265,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(10)    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Salaries, wages, employment taxes and withholdings	$4,696	$3,385
Employee benefit plans	1,244	1,121
Income, property and other taxes	532	472
Deferred revenue	12,357	13,357
Other	4,977	3,653
	$23,806	$21,988

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest and other items, none of which exceed 5% of total current liabilities. Deferred revenue at December 31, 2013 and 2012 includes $8,657,000 and $8,000,000, respectively, related to the Dana settlement.

(11)    Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Deferred revenue	$0	$8,657
Noncurrent pension liability	4,714	10,494
Other	827	1,629
	$5,541	$20,780

Included in other liabilities are accrued long-term warranty expenses and other items, none of which exceed 5% of total liabilities. Deferred revenue at December 31, 2012 is related to the Dana settlement.

(12)    Long-Term Debt

On May 12, 2011, the Company entered into its new Credit Facility providing potential total availability up to $50,000,000 that supports short-term funding needs and letters of credit. Loans made under the Credit Facility will mature and the commitments thereunder will terminate in May 2016. The Credit Facility provides for an option, subject to certain conditions, to increase potential total availability to $60,000,000 in the future. Borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments.

Based on the above mentioned calculation, at December 31, 2013, the Company had actual total availability for borrowings and letters of credit under the Credit Facility of $32,691,000, of which we had drawn $24,000,000, leaving $7,885,000 still available for borrowing, after accounting for the letter of credit. Along with an unrestricted cash balance of $18,674,000, we had total cash and borrowing capacity of $26,559,000 as of December 31, 2013. Approximately $3,776,000 of the unrestricted cash balance relates to the Company’s Mexican subsidiaries. Standby letters of credit up to a maximum of $5,000,000 may be issued under the Credit Facility of which $806,000 and $999,000 were issued at December 31, 2013 and 2012, respectively.

Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

The Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other restricted payments without bank approval, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates. In addition, if the Company’s availability under the Credit Facility falls below $6,000,000 (or $8,000,000 for a period of five or more consecutive days), the Company must maintain a fixed charge coverage ratio of at least 1.15 to 1.00. As of December 31, 2013, the Company was in compliance with all covenants.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The weighted average interest rate for outstanding borrowings at December 31, 2013 was 3.0%. The weighted average interest rates for borrowings during the years ended December 31, 2013 and 2012 were 2.4% and 2.4%, respectively. Interest incurred during the years ended December 31, 2013 and 2012 totaled approximately $569,000 and $514,000, respectively. The Company had no capitalized interest in 2013 or 2012. Interest paid during the years ended December 31, 2013 and 2012 totaled approximately $333,000 and $250,000, respectively.

(13)    Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2013 under the Credit Facility approximates fair value because borrowings are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

The following table details the components of pension (income) expense (in thousands):

	Year ended December 31,
	2013	2012
Service cost	$24	$25
Interest cost on projected benefit obligation	1,652	1,870
Net amortizations and deferrals	824	842
Expected return on plan assets	(2,522)	(2,430)
	$(22)	$307

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

	December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$45,561	$44,144
Service cost	24	25
Interest cost	1,652	1,870
Actuarial (gain) loss	(3,534)	2,780
Benefits paid	(3,177)	(3,258)

Benefit obligation at end of year	$40,526	$45,561

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2013	2012
Change in plan assets:
Fair value of plan assets at beginning of year	$35,067	$32,420
Actual return on plan assets	4,013	4,307
Company contributions	663	1,598
Benefits paid	(3,177)	(3,258)

Fair value of plan assets at end of year	$36,566	$35,067

Underfunded status of the plans	$(3,960)	$(10,494)

Balance sheet assets (liabilities):
Other assets	$660	$0
Accrued liabilities	0	0
Other liabilities	(4,620)	(10,494)

Net amount recognized	$(3,960)	$(10,494)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$26,773	$45,561
Accumulated benefit obligation	26,760	45,543
Fair value of plan assets	22,153	35,067

Projected benefit obligation and net periodic pension cost assumptions:
Discount rate	4.65%	3.80%
Rate of compensation increase	4.00	4.00
Expected long-term rate of return on plan assets	7.50	7.75

Weighted average asset allocation:
Equity securities	46%	58%
Debt securities	54	42

Total	100%	100%

The fair values of our pension plan assets as of December 31, 2013, are as follows (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)
Asset categories:
Cash and cash equivalents	$1,047	$0
Equity investments:
U.S. Large Cap	9,926	0
U.S. Mid Cap	1,552	0
U.S. Small Cap	788	0
World Equity	3,152	0
Real estate	911	0
Other	637	0
Fixed income securities	8,405	10,148
Total Plan Assets	$26,418	$10,148

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Investments in our defined benefit plans are stated at fair value. The following valuation methods were used to value our pension assets:

Equity securities

The fair value of equity securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Fixed income securities

The fair value of fixed income securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Real estate

The fair value of investments in real estate is provided by fund managers. The fund managers value the real estate investments via independent third party appraisals on a periodic basis. Assumptions used to revalue the properties are updated every quarter. We believe this is an appropriate methodology to obtain the fair value of these assets.

Cash and cash equivalents	The fair value of cash and cash equivalents is set equal to its cost.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2014 is $2,700,000, which represents the minimum funding amounts required by federal law, in addition to funds expected to be required as additional contributions by the Pension Benefit Guaranty Corp. (PBGC). The expected long-term rates of return on plan assets for determining net periodic pension cost for 2013 and 2012 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 0-55%, fixed income securities ranging 35-100% and non-traditional/other of 0%-10% of total investments.

Accumulated other comprehensive loss at December 31, 2013 includes $13,225,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost: The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2014 is $551,000.

At December 31, 2013, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2014	$3,216
2015	3,209
2016	3,202
2017	3,175
2018	3,124
2019-2023	14,622
$30,548

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company sponsors a defined contribution plan (the Defined Contribution Plan) for substantially all domestic employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions up to 3% and provide discretionary contributions. Contributions to the Defined Contribution Plan by the Company in 2013 and 2012 totaled approximately $973,000 and $908,000, respectively.

The Company has self-insured medical plans (the Medical Plans) covering substantially all domestic employees. The number of employees participating in the Medical Plans was approximately 668 and 702 at December 31, 2013 and 2012, respectively. The Medical Plans limit the Company’s annual obligations to fund claims to specified amounts per participant. The Company is adequately insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2013 and 2012, the Company charged approximately $3,909,000 and $4,107,000, respectively, to operations related to medical claims incurred and estimated, reinsurance premiums, and administrative costs for the Medical Plans.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans totaled approximately $247,000 and $200,000 in 2013 and 2012, respectively. The aggregate benefit plan assets and accumulated benefit obligation of these plans are not significant.

(15)    Commitments and Contingencies

The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2013 are as follows (in thousands):

2014	$2,178
2015	2,186
2016	2,206
2017	2,216
2018	2,250
2019 and thereafter	3,206
$14,242

Rent expense for the years ended December 31, 2013 and 2012 totaled approximately $2,601,000 and $2,458,000, respectively.

As of December 31, 2013, the Company had outstanding purchase commitments of approximately $6,062,000 primarily for the acquisition of inventory and manufacturing equipment.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(16)    Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 3,000,000 shares of common stock were reserved for issuance under the 2004 Equity Plan. On May 11, 2010, the 2004 Equity Plan was replaced with the 2010 Sypris Omnibus Plan. A total of 3,655,088 shares of common stock were registered for issuance under the 2010 Omnibus Plan. Additionally, awards under the 2004 Plan that are cancelled without having been fully exercised or vested are available again for new awards under the 2010 Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2013 and 2012 was 2,020,439 and 2,536,939, respectively.

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

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Year ended December 31,
	2013	2012
Expected life (years)	4.0	4.0
Expected volatility	81.1%	100.3%
Risk-free interest rates	0.77%	1.01%
Expected dividend yield	1.97	1.62

A summary of the restricted stock activity is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2013	1,066,560	$3.81
Granted	288,000	3.96
Vested	(318,845)	3.37
Forfeited	(57,000)	3.83

Nonvested shares at December 31, 2013	978,715	$4.00

The total fair value of shares vested during 2013 and 2012 was $1,344,000 and $1,476,000, respectively. In conjunction with the vesting of restricted shares and payment of taxes thereon, the Company received into treasury 114,552 and 126,651 restricted shares, respectively, at an average price of $4.22 and $4.05 per share, respectively, the closing market price on the date the restricted stock vested. Such repurchased shares were immediately cancelled.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes option activity for the year ended December 31, 2013:

		Weighted-	Weighted-
		average	average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at January 1, 2013	1,053,111	$3.46
Granted	281,500	3.93
Exercised	(208,000)	0.84
Forfeited	(19,000)	3.24
Expired	(32,211)	8.08
Outstanding at December 31, 2013	1,075,400	$3.95	2.77	$122,000
Exercisable at December 31, 2013	295,400	$3.80	1.09	$110,000

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2013 and 2012 was $2.08 and $2.56 per share, respectively. There were 208,000 and 110,100 options exercised in 2013 and 2012, respectively. The total intrinsic value of options exercised was $488,000 and $672,000 during the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, there was $2,009,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.0 years. The total fair value of option shares vested was $67,000 and $1,004,000 during the years ended December 31, 2013 and 2012, respectively.

(17)    Stockholders’ Equity

As of December 31, 2013 and 2012, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in accordance with the terms of our stockholder rights plan, which expired in October 2011. There are no shares of Series A Preferred Stock currently outstanding, and we have no current plans to issue any such shares. Any future holders of Series A Preferred Stock, as currently designated, would have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company’s dissolution. Any such shares of Series A Preferred Stock would not be redeemable. However, the Company would be entitled to purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

The holders of our common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2013	2012
Foreign currency translation adjustments	$(4,435)	$(4,675)
Employee benefit related adjustments, net of tax of $228 – U.S.	(12,996)	(16,561)
Employee benefit related adjustments – Mexico	(303)	(326)

Accumulated other comprehensive loss	$(17,734)	$(21,562)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(18)    Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of (loss) income from continuing operations before taxes are as follows (in thousands):

	Year ended December 31,
	2013	2012
Domestic	$(19,952)	$2,900
Foreign	9,972	9,615
	$(9,980)	$12,515

The components of income tax (benefit) expense applicable to continuing operations are as follows (in thousands):

	Year ended December 31,
	2013	2012
Current:
Federal	$0	$0
State	116	141
Foreign	1,077	1,236
Total current income tax expense	1,193	1,377

Deferred:
Federal	(2,061)	0
State	(376)	0
Foreign	1,151	871
Total deferred income tax (benefit) expense	(1,286)	871
	$(93)	$2,248

Income tax (benefit) expense for each year is allocated to continuing operations, discontinued operations, extraordinary items, other comprehensive income, the cumulative effects of accounting changes, and other charges or credits recorded directly to shareholders’ equity. ASC 740-20-45 Income Taxes, Intraperiod Tax Allocation, Other Presentation Matters includes an exception to the general principle of intraperiod tax allocations. The codification source states that the tax effect of pretax income or loss from continuing operations generally should be determined by a computation that considers only the tax effects of items that are included in continuing operations. The exception to that incremental approach is that all items (i.e. other comprehensive income, discontinued operations, etc.) be considered in determining the amount of tax benefit that results from a loss from continuing operations and that benefit should be allocated to continuing operations. That is, when a company has a current period loss from continuing operations, management must consider income recorded in other categories in determining the tax benefit that is allocated to continuing operations. This includes situations in which a company has recorded a full valuation allowance at the beginning and end of the period, and the overall tax provision for the year is zero. The intraperiod tax allocation is performed once the overall tax provision has been computed and allocates that provision to various income statement (continuing operations, discontinued operations), other comprehensive income and balance sheet captions. While the intraperiod tax allocation does not change the overall tax provision, it results in a gross-up of the individual components. Additionally, tax jurisdictions must be considered separately; therefore the allocation to the U.S. and Mexico must be looked at separately.

As the Company experienced a loss from continuing operations in the U.S. for the year ended December 31, 2013 and other comprehensive income from employee benefit and foreign currency translation adjustments, the Company has allocated income tax expense against the components of other comprehensive income in 2013 using a 38.9% effective tax rate. Income tax benefit related to continuing operations for the year ended December 31, 2013 includes a benefit of $2,437,000 due to the required intraperiod tax allocation. Conversely, other comprehensive income for the year ended December 31, 2013 includes income tax expense of $2,437,000.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2013 and 2012 totaled $120,000 and $116,000, respectively. Foreign income taxes paid during 2013 and 2012 totaled $289,000 and $2,054,000, respectively. There were no foreign refunds received in 2013 and 2012. There were no federal taxes paid in 2013 and 2012, and there were no federal refunds received in 2013 and 2012. At December 31, 2013, the Company had $119,869,000 of federal net operating loss carryforwards available to offset future federal taxable income, which will expire in various amounts from 2024 to 2033.

At December 31, 2013, the Company had $41,883,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida. These carryforwards expire in various amounts from 2018 to 2033.

The following is a reconciliation of income tax (benefit) expense applicable to continuing operations to that computed by applying the federal statutory rate to (loss) income from continuing operations before income taxes (in thousands):

	Year ended December 31,
	2013	2012
Federal tax expense at the statutory rate	$(3,517)	$1,831
Current year permanent differences	50	(18)
Goodwill impairment	1,373	0
State income taxes, net of federal tax impact	(1,118)	(406)
Foreign repatriation, net of foreign tax credits	2,768	4,735
Mexican minimum taxes	46	1,021
Effect of tax rates of foreign subsidiaries	(486)	(440)
Currency translation effect on temporary differences	38	(882)
Valuation allowance	729	(4,444)
Prior year adjustment	22	852
Other	2	(1)
	$(93)	$2,248

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

The gross deferred tax asset for the Company’s Mexican subsidiaries was $3,973,000 and $5,888,000 as of December 31, 2013 and 2012, respectively. Included in this balance as of December 31, 2012 is a deferred tax asset associated with the impairment of marketable securities, which was the result of losses recorded for book purposes on the portion of such marketable securities allocated to the Mexican subsidiaries. A full valuation allowance of $746,000 was applied to this specific deferred tax asset as of December 31, 2012.

Therefore, the net deferred tax asset balances of $3,973,000 and $5,142,000 at December 31, 2013 and 2012, respectively, are attributable to the Mexican subsidiaries. The Company has been profitable in Mexico in the past and anticipates continuing profitability in the future.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Compensation and benefit accruals	$1,905	$1,521
Inventory valuation	3,176	2,817
Federal and state net operating loss carryforwards	44,139	43,550
Deferred revenue	3,180	5,461
Accounts receivable allowance	129	121
Defined benefit pension plan	873	3,554
Foreign deferred revenue and other provisions	3,973	5,888
AMT credits	185	185
Other	1,339	135
	58,899	63,232
Domestic valuation allowance	(49,832)	(48,196)
Foreign valuation allowance	(0)	(746)
Total deferred tax assets	9,067	14,290
Deferred tax liabilities:
Foreign subsidiaries – unrepatriated earnings	(2,665)	(4,735)
Depreciation	(2,429)	(4,413)
Total deferred tax liabilities	(5,094)	(9,148)
Net deferred tax asset	$3,973	$5,142

The ASC Income Tax topic includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financials. Specifically, the guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits as of December 31, 2013 and 2012 was $200,000. There were no changes to the unrecognized tax benefit balance during the years ended December 31, 2013 and 2012.

If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire balance at December 31, 2013 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, the Company does not have an accrual for the payment of tax-related interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2009 through 2012, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

As of December 31, 2013, the Company has no undistributed earnings of foreign subsidiaries that are classified as permanently reinvested. The Company expects to repatriate available non-U.S. cash holdings during 2014. The Company will utilize its net operating loss carryforward in the U.S. to offset the taxable income generated in 2013 in the U.S. as a result of the repatriation and has therefore recognized a deferred income tax benefit equal to the amount of the U.S deferred tax liability and a corresponding reduction in the deferred tax asset valuation allowance.

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

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. All potential common shares were excluded from diluted earnings per share for the year ended December 31, 2013 because the effect of inclusion would be anti-dilutive. There were 532,000 potential common shares excluded from diluted earnings per share for the year ended December 31, 2012 because the effect of inclusion would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Year ended December 31,
	2013	2012
(Loss) earnings attributable to stockholders:
(Loss) income from continuing operations as reported	$(9,887)	$10,267
Less distributed and undistributed earnings allocable to restricted award holders	0	(429)
Less dividends declared attributable to restricted award holders	(45)	(64)
Net (loss) income from continuing operations allocable to common stockholders	(9,932)	9,774
Loss from discontinued operations, net of tax allocable to common stockholders	0	(7,220)
Net (loss) income allocable to common stockholders	$(9,932)	$2,554

Basic (loss) earnings per common share attributable to stockholders:
Continuing operations	$(0.51)	$0.51
Discontinued operations	0.00	(0.38)
Net (loss) income	$(0.51)	$0.13

Diluted (loss) earnings per common share attributable to stockholders:
Continuing operations	$(0.51)	$0.50
Discontinued operations	0.00	(0.37)

Net (loss) income	$(0.51)	$0.13

Weighted average shares outstanding – basic	19,345	19,050
Weighted average additional shares assuming conversion of potential common shares	0	365
Weighted average shares outstanding – diluted	19,345	19,415

(20)    Segment Information

The Company is organized into two business groups, the Industrial Group and the Electronics Group. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies, and workforce skills of the segments. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. The Electronics Group provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems. Revenue derived from outsourced services for the Industrial Group accounted for 82% and 78% of total net revenue in 2013 and 2012, respectively. Revenue derived from outsourced services for the Electronics Group accounted for 7% and 6% of total net revenue in 2013 and 2012, respectively. There was no intersegment net revenue recognized for any year presented.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents financial information for the reportable segments of the Company (in thousands):

	Year ended December 31,
	2013	2012
Net revenue from unaffiliated customers:
Industrial Group	$276,136	$286,046
Electronics Group	34,578	55,558
	$310,714	$341,604
Gross profit (loss):
Industrial Group	$31,638	$30,981
Electronics Group	(1,585)	12,768
	$30,053	$43,749
Operating income (loss):
Industrial Group	$20,021	$20,270
Electronics Group	(21,851)	(2,668)
General, corporate and other	(8,558)	(8,555)
	$(10,388)	$9,047
Income (loss) from continuing operations before income taxes:
Industrial Group	$20,985	$24,237
Electronics Group	(21,858)	(2,673)
General, corporate and other	(9,107)	(9,049)
	$(9,980)	$12,515
Depreciation and amortization:
Industrial Group	$11,261	$10,831
Electronics Group	999	1,252
General, corporate and other	141	168
	$12,401	$12,251
Capital expenditures:
Industrial Group	$4,547	$5,839
Electronics Group	444	1,139
General, corporate and other	62	104
	$5,053	$7,082

	December 31,
	2013	2012
Total assets:
Industrial Group	$100,593	$114,268
Electronics Group	29,689	38,852
General, corporate and other	16,001	7,848
	$146,283	$160,968
Total liabilities:
Industrial Group	$54,232	$66,679
Electronics Group	9,216	11,063
General, corporate and other	26,583	20,293
	$90,031	$98,035

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s export sales from the U.S. totaled $45,163,000 and $53,019,000 in 2013 and 2012, respectively. Approximately $95,392,000 and $100,003,000 of net revenue in 2013 and 2012, respectively, and $16,656,000 and $18,214,000 of long lived assets at December 31, 2013 and 2012, respectively, and net assets of $20,779,000 and $26,495,000 at December 31, 2013 and 2012 relate to the Company’s international operations.

(21)    Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the consolidated statements of operations by quarter for the years ended December 31, 2013 and 2012:

	2013				2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except for per share data)
Net revenue	$78,411	$82,166	$76,278	$73,859	$96,463	$98,912	$78,763	$67,466
Gross profit	8,076	8,336	7,261	6,380	12,514	13,223	9,374	8,638
Operating (loss) income	(6,881)	(689)	(975)	(1,843)	4,503	4,468	635	(559)
Net (loss) income from continuing operations	(6,459)	(1,494)	(1,995)	61	5,511	5,014	592	(850)
Net loss from discontinued operations	0	0	0	0	(223)	(576)	(6,331)	(90)
Net (loss) income	$(6,459)	$(1,494)	$(1,995)	$61	$5,288	$4,438	$(5,739)	$(940)

Basic (loss) income per share:
(Loss) income per share from continuing operations	$(0.34)	$(0.08)	$(0.10)	$0	$0.28	$0.25	$0.03	$(0.04)
Loss per share from discontinued operations	0	0	0	0	(0.01)	(0.03)	(0.33)	(0.01)
Net (loss) income per share	$(0.34)	$(0.08)	$(0.10)	$0	$0.27	$0.22	$(0.30)	$(0.05)
Diluted (loss) income per share:
Loss (income) per share from continuing operations	$(0.34)	$(0.08)	$(0.10)	$0	$0.28	$0.25	$0.03	$(0.04)
Loss per share from discontinued operations	0	0	0	0	(0.01)	(0.03)	(0.32)	(0.01)
Net (loss) income per share	$(0.34)	$(0.08)	$(0.10)	$0	$0.27	$0.22	$(0.29)	$(0.05)
Cash dividends declared per common share	$0.02	$0.02	$0.02	$0.02	$0.02	0.02	$0.02	$0.02

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.     Executive Compensation

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2013 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2013,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference from the section of the Company’s Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	1,075,400	(1)	$3.95	2,020,439	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	1,075,400		$3.95	2,020,439

(1)

Consists of (a) 12,311 outstanding options under the 1994 Independent Directors’ Stock Option Plan, which Plan expired on October 27, 2004, (b) 281,589 outstanding options under the 2004 Equity Plan, (c) and 781,500 outstanding options under the 2010 Omnibus Plan.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed October 31, 2011 (Commission File No. 000-24020)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999 (Commission File No. 000-24020)).

10.1	Revolving Credit and Security Agreement between PNC Bank, National Association, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc. and Sypris Technologies Mexican Holdings, LLC dated as of May 12, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2011 (Commission File No. 000-24020)).

10.2	Lease between John Hancock Mutual Life Insurance Company and Honeywell, Inc. dated April 27, 1979; related Notice of Assignment from John Hancock Mutual Life Insurance Company to Sweetwell Industrial Associates, L.P., dated July 10, 1986; related Assignment and Assumption of Lease between Honeywell, Inc. and Defense Communications Products Corporation (prior name of Group Technologies Corporation) dated May 21, 1989; and related Amendment I to Lease Agreement between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 25, 1991, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed May 18, 1994 (Registration No. 33-76326)).

10.2.1	Agreement related to Fifth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 12, 2006, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 filed on March 14, 2007 (Commission File No. 000-24020)).

10.2.2	Agreement related to Sixth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated August 13, 2008, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2008 filed on November 5, 2008 (Commission File No. 000-24020)).

10.3*	Sypris Solutions, Inc. Independent Directors’ Stock Option Plan as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87882)).

10.4*	Sypris Solutions, Inc., Directors Compensation Program As Amended and Restated Effective February 24, 2004 and as amended December 15, 2004, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

Exhibit Number	Description

10.5*

Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on December 17, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 (Commission File No. 000-24020)).

10.6*	Form of 2009 Sypris Three-Year Bonus Agreement, effective as of May 12, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended July 5, 2009 filed on August 18, 2009 (Commission File No. 000-24020)).

10.7*	Sypris Solutions, Inc. 2012 Incentive Bonus Plan dated December 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2012 (Commission File No. 000-24020)).

10.8*	2004 Sypris Equity Plan effective as of April 27, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.9*	2010 Sypris Omnibus Plan effective as of May 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2010 (Commission File No. 333-166951)).

10.10*	Amended Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.11*	Amended 2010 Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 18, 2010 (Commission File No. 000-24020)).

10.12*	Form of Employment Agreement between Sypris Solutions, Inc. and participants in the Sypris Solutions, Inc. Executive Long-Term Incentive Program for 2010 dated March 2, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 18, 2010 (Commission File No. 000-24020)).

10.13*	Form of Employment Agreement between Sypris Solutions, Inc. and participants in the Sypris Solutions, Inc. Executive Long-Term Incentive Program for 2011 dated March 2, 2011 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K filed on March 15, 2011 (Commission File No. 000-24020)).

10.14	Preliminary Settlement Agreement between Sypris Solutions, Inc, and Dana Corporation (Debtor in Possession) dated May 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2006 (Commission File No. 000-24020)).

10.15*	Form of Standard Terms of Executive Awards Granted Under the 2008 Stock Option Exchange Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 4, 2008 (Commission File No. 000-24020)).

10.16	Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007, replaces redacted copy of Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2008 (Commission File No. 000-24020)).

10.17	Redacted copy of Supply Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

10.18*	Executive Equity Repurchase Agreement dated December 20, 2011 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on March 13, 2012 (Commission File No. 000-24020)).

Exhibit Number	Description

21	Subsidiaries of the Company

23	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2014.

SYPRIS SOLUTIONS, INC.
(Registrant)
/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2014:

/s/ Robert E. Gill	Chairman of the Board
(Robert E. Gill)

/s/ Jeffrey T. Gill	President, Chief Executive Officer and Director
(Jeffrey T. Gill)

/s/ Brian A. Lutes	Vice President and Chief Financial Officer
(Brian A. Lutes)	(Principal Financial Officer)

/s/ Rebecca R. Eckert	Controller
(Rebecca R. Eckert)	(Principal Accounting Officer)

/s/ John F. Brinkley	Director
(John F. Brinkley)

/s/ Gary L. Convis	Director
(Gary L. Convis)

/s/ William G. Ferko	Director
(William G. Ferko)

/s/ R. Scott Gill	Director
(R. Scott Gill)

/s/ William L. Healey	Director
(William L. Healey)

/s/ Robert F. Lentz	Director
(Robert F. Lentz)

/s/ Sidney R. Petersen	Director
(Sidney R. Petersen)

/s/ Robert Sroka	Director
(Robert Sroka)