Form 10-Q
period 2014-03-30
SYPRIS SOLUTIONS INC
filed 2014-05-06
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended March 30, 2014

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

As of May 2, 2014, the Registrant had 20,520,902 shares of common stock outstanding.

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended
	March 30,	March 31,
	2014	2013
	(Unaudited)
Net revenue:
Outsourced services	$76,520	$72,083
Products	7,724	6,328
Total net revenue	84,244	78,411
Cost of sales:
Outsourced services	67,981	65,210
Products	5,699	5,125
Total cost of sales	73,680	70,335
Gross profit	10,564	8,076
Selling, general and administrative	7,992	7,158
Research and development	151	877
Amortization of intangible assets	0	22
Impairment of goodwill	0	6,900
Operating income (loss)	2,421	(6,881)
Interest expense, net	132	146
Other (income), net	(528)	(1,195)
Income (loss), before taxes	2,817	(5,832)
Income tax expense	1,165	627
Net income (loss)	$1,652	$(6,459)
Income (loss) per share:
Basic	$0.08	$(0.34)
Diluted	$0.08	$(0.34)

Weighted average shares outstanding:
Basic	19,417	19,151
Diluted	19,446	19,151
Dividends declared per common share	$0.02	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended
	March 30,	March 31,
	2014	2013
	(Unaudited)
Net income (loss)	$1,652	$(6,459)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	26	1,716
Comprehensive income (loss)	$1,678	$(4,743)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	March 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,065	$18,674
Accounts receivable, net	58,468	38,533
Inventory, net	36,565	34,422
Other current assets	3,747	5,403
Total current assets	117,845	97,032

Property, plant and equipment, net	42,426	44,683
Other assets	4,542	4,568
Total assets	$164,813	$146,283
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,582	$36,684
Accrued liabilities	24,226	23,806
Total current liabilities	78,808	60,490
Long-term debt	23,000	24,000
Other liabilities	5,212	5,541
Total liabilities	107,020	90,031
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,405,503 shares issued and 20,282,349 outstanding in 2014 and 20,448,007 shares issued and 20,399,649 outstanding in 2013	204	204
Additional paid-in capital	150,827	150,569
Retained deficit	(75,529)	(76,786)
Accumulated other comprehensive loss	(17,708)	(17,734)
Treasury stock, 123,154 and 48,358 shares in 2014 and 2013, respectively	(1)	(1)
Total stockholders’ equity	57,793	56,252
Total liabilities and stockholders’ equity	$164,813	$146,283

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Three Months Ended
	March 30,	March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,652	$(6,459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,714	3,073
Stock-based compensation expense	405	388
Deferred revenue recognized	(2,164)	(2,000)
Deferred loan costs recognized	19	19
Gain on sale of assets	(4)	(1,665)
Provision for excess and obsolete inventory	103	280
Goodwill impairment	0	6,900
Other noncash items	117	812
Contributions to pension plans	(199)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(19,953)	(14,344)
Inventory	(2,247)	(2,799)
Other current assets	1,662	202
Accounts payable	17,925	17,545
Accrued and other liabilities	2,469	(1,362)
Net cash provided by operating activities	2,499	579
Cash flows from investing activities:
Capital expenditures, net	(559)	(945)
Proceeds from sale of assets	8	2,141
Net cash (used in) provided by investing activities	(551)	1,196
Cash flows from financing activities:
Net change in debt under revolving credit agreements	(1,000)	(1,500)
Common stock repurchases	(116)	0
Indirect repurchase of shares of minimum statutory tax withholdings	(33)	(451)
Cash dividends paid	(408)	0
Net cash used in financing activities	(1,557)	(1,951)
Net increase (decrease) in cash and cash equivalents	391	(176)
Cash and cash equivalents at beginning of period	18,674	18,664
Cash and cash equivalents at end of period	$19,065	$18,488

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)           Nature of Business

All references to “Sypris,” the “Company,” “we” or “our” include Sypris Solutions, Inc. and its wholly-owned subsidiaries. Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its Industrial and Electronics Groups (see Note 11, “Segment Data,” to the consolidated financial statements).

(2)           Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico, Denmark and the United Kingdom (“U.K.”) and serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended March 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2013 as presented in the Company’s Annual Report on Form 10-K.

(3)           Customer Contract Negotiations

Our supply agreement with Dana Holding Corporation (“Dana”) expires on December 31, 2014 and our supply agreements with Meritor, Inc. (Meritor) expire on December 31, 2014 and May 2, 2015. For the three months ended March 30, 2014, Dana and Meritor represented approximately 59% and 16%, of our net revenue, respectively.

Sypris and Dana have signed an amended and restated supply agreement, the binding effect of which is currently in dispute. Dana has repudiated this agreement and purported to exercise its rights under the prior agreement to begin exploring alternative supply relationships with third parties, including the right to sign new supply agreements, authorize tooling expenditures and engage in certain production part approval processes (PPAP) with respect to the goods currently supplied by Sypris. Sypris disputes Dana’s ability to exercise such rights. In addition, Dana has notified us that it intends to terminate its supply relationship with us effective December 31, 2014 and to transition over 2,000 active part numbers, which we currently manufacture for Dana, to alternative suppliers at the expiration date of the original supply agreement. The failure to resolve this dispute with Dana on acceptable terms would have a material adverse effect on our financial condition and financial performance, and there can be no assurances whether or not Dana will be held liable for adequate monetary damages as a result.

In addition, the failure to enter into an agreement with Meritor on acceptable terms, or the entry into agreements for fewer products or reduced volumes or prices would have a material adverse effect on our financial condition and financial performance.

The Company is exploring alternatives to address the various range of outcomes for both the Dana and Meritor supply agreements, including the complete or partial renewal of either or both supply agreements, pursuing new business opportunities with existing and potential customers, identifying alternative uses for the assets and certain other contingency plans. The Company expects to have plans established and executed prior to December 31, 2014 to support its operations and provide sufficient liquidity to finance its operations for 2014 and the foreseeable future.

(4)           Goodwill

Goodwill is tested for impairment annually as of December 31 or more frequently if impairment indicators arise. If impairment indicators arise, a step one assessment is performed to identify any possible goodwill impairment in the period in which the indicator is identified. Beginning in March 2013, we noted certain indicators relating to our Electronics Group reporting unit that were significant enough to conclude that an impairment indicator existed as of March 31, 2013. Specifically, the Company experienced emerging uncertainty regarding certain key programs within the Electronics Group’s space business beginning in the latter part of the first quarter of 2013, as one key customer communicated its strategic sourcing decision to begin insourcing programs that had been previously outsourced to the Electronics Group. Overall, the Electronics Group has been more impacted by declines in the overall government defense market than originally anticipated as the effects of sequestration have become clearer since its initial effective date on March 1, 2013. For example, sales of certain data recording products were significantly reduced due to the impact of sequestration on our customers, and the loss of commercial space business was due in part to our customer’s efforts to offset unrelated losses of government business due to sequestration. As a result, the Electronics Group’s short term revenue forecasts were materially affected. Further, the Company experienced a decline in the market value of its equity subsequent to March 31, 2013.

The first step of the impairment test indicated that the estimated fair value for the Electronics Group was less than its carrying value as of March 31, 2013. We performed step two of the impairment test and determined that the implied goodwill for the reporting unit was lower its value as of March 31, 2013. As a result, a non-cash impairment charge of $6,900,000 was recorded during the three months ended March 31, 2013 to impair the goodwill associated with the Electronics Group reporting unit. The impairment charge has been presented separately in the consolidated statement of operations and fully impairs the carrying amount of goodwill related to the Electronics Group. The fair value of the Electronics Group and the assets and liabilities identified in the step two impairment test were determined using the combination of the income approach and the market approach, which are Level 3 and Level 2 inputs, respectively.

(5)           Milestone Revenue Recognition

The Company periodically enters into research and development contracts with customers related primarily to key encryption products. When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method in accordance with ASC 605-28. The Company had one contract in process as of March 30, 2014 being accounted for under the milestone method. The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the deliverables to which the Company has committed in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software or regulatory agency certifications. All milestones under the contract in process as of March 30, 2014 were deemed substantive. During the first quarter ended March 30, 2014, revenue recognized through the achievement of multiple milestones amounted to $1,275,000. There are no performance, cancellation, termination or refund provisions in the arrangement that contain material financial consequences to the Company.

(6)           Dana Claim

On March 3, 2006, Dana and 40 of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. On August 7, 2007, the Company entered into a comprehensive settlement agreement with Dana to resolve all outstanding disputes between the parties, terminate previously approved arbitration payments and replace three existing supply agreements with a single, revised contract running through 2014. In addition, Dana provided the Company with an allowed general unsecured non-priority claim in the face amount of $89,900,000 (the “Claim”).

The Claim provided to the Company was agreed to by the Company and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, the Company recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement. For the three months ended March 30, 2014 and March 31, 2013, the Company recognized into revenue $2,164,000 and $2,000,000, respectively, related to the Claim.

(7)           Other (Income), Net

During the three months ended March 30, 2014, the Company recognized net gains of $591,000 within the Industrial Group from the receipt of federal grant funds for improvements made under a flood relief program. Additionally, the Company recognized foreign currency related losses of $31,000 related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. For the three months ended March 31, 2013, the Company recognized net gains of $1,665,000 related to the sale of idle assets. Additionally, the Company recognized foreign currency related losses of $573,000 for the three months ended March 31, 2013. These gains and losses are included in other (income), net on the consolidated statements of operations.

(8)           Earnings (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 858,000 potential common shares excluded from diluted earnings per share for the three months ended March 30, 2014. For the three months ended March 31, 2013, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Three Months Ended
	March 30,	March 31,
	2014	2013
	(Unaudited)
Income (loss) attributable to stockholders:
Income (loss) from continuing operations as reported	$1,652	$(6,459)
Less distributed and undistributed earnings allocable to restricted awarded holders	(54)	0
Less dividends declared attributed to restricted awarded holders	(14)	(12)
Net income (loss) allocable to common stockholders	$1,584	$(6,471)
Income (loss) per common share attributable to stockholders:
Basic	$0.08	$(0.34)
Diluted	$0.08	$(0.34)

Weighted average shares outstanding – basic	19,417	19,151
Weighted average additional shares assuming conversion of potential common shares	29	0
Weighted average shares outstanding – diluted	19,446	19,151

(9)           Inventory

Inventory consisted of the following (in thousands):

	March 30,	December 31,
	2014	2013
	(Unaudited)
Raw materials	$20,542	$19,372
Work in process	17,382	16,436
Finished goods	5,104	5,017
Reserve for excess and obsolete inventory	(6,463)	(6,403)
	$36,565	$34,422

(10)        Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 30,	December 31,
	2014	2013
	(Unaudited)
Land and land improvements	$2,998	$2,999
Buildings and building improvements	26,051	26,053
Machinery, equipment, furniture and fixtures	161,427	161,207
Construction in progress	2,386	2,133
	192,862	192,392
Accumulated depreciation	(150,436)	(147,709)
	$42,426	$44,683

The Industrial Group performed an asset recoverability test for one of its asset groups totaling approximately $38,403,000 as of March 30, 2014. The Company concluded that the undiscounted sum of estimated future cash flows exceeded the carrying value for such asset group, and accordingly, no impairment was recognized.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	March 30,	March 31,
	2014	2013
	(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$75,839	$71,149
Electronics Group	8,405	7,262
	$84,244	$78,411

Gross profit (loss):
Industrial Group	$11,154	$8,110
Electronics Group	(590)	(34)
	$10,564	$8,076
Operating income (loss):
Industrial Group	$8,113	$5,385
Electronics Group	(3,077)	(10,151)
General, corporate and other	(2,615)	(2,115)
	$2,421	$(6,881)

	March 30,	December 31,
	2014	2013
	(Unaudited)
Total assets:
Industrial Group	$120,165	$100,593
Electronics Group	30,579	29,689
General corporate and other	14,069	16,001
	$164,813	$146,283

(12)        Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of March 30, 2014 and December 31, 2013 was $1,358,000 and $1,439,000, respectively. The Company’s warranty expense for the three months ended March 30, 2014 and March 31, 2013 was $67,000 and $65,000, respectively.

Additionally, the Company sells three and five-year extended warranties for certain link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of March 30, 2014 and December 31, 2013, the Company had deferred revenue of $1,288,000 and $1,567,000, respectively, related to extended warranties.

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

As of March 30, 2014, the Company had outstanding purchase commitments of approximately $8,689,000, primarily for the acquisition of inventory and manufacturing equipment. As of March 30, 2014, the Company also had outstanding letters of credit approximating $806,000 primarily under the aforementioned captive insurance program.

(13)         Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 35% and for its foreign operations at a statutory rate of 30% in 2014 and 2013. The Company’s foreign operations are also subject to minimum income taxes in periods prior to 2014 where positive cash flows exceed taxable income. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

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

The Company expects to repatriate available non-U.S. cash holdings in 2014 and 2015 to support management’s strategic objectives and fund ongoing U.S. operational cash flow requirements; therefore current earnings from non-U.S. operations are not treated as permanently reinvested. The U.S. income tax recorded in 2014 on these non-U.S. earnings is expected to be offset by the benefit of a partial release of a valuation allowance on U.S. net operating loss carryforwards. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate. For the year ending December 31, 2014, the Company expects any additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings would not be material.

(14)         Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended
	March 30,	March 31,
	2014	2013
	(Unaudited)
Service cost	$6	$7
Interest cost on projected benefit obligation	447	416
Net amortizations, deferrals and other costs	142	212
Expected return on plan assets	(607)	(630)
	$(12)	$5

(15)         Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 30,	December 31,
	2014	2013
	(Unaudited)
Foreign currency translation adjustments	(4,409)	(4,435)
Employee benefit related adjustments, net of tax of $228 – U.S.	(12,996)	(12,996)
Employee benefit related adjustments – Mexico	(303)	(303)
Accumulated other comprehensive loss	$(17,708)	$(17,734)

(16)         Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at March 30, 2014 and December 31, 2013 under the Company’s credit facility entered into on May 12, 2011 (the “Credit Facility”) approximates fair value because the borrowing interest rates are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

Industrial Group Outlook

General economic and industry specific conditions have begun to stabilize for our Industrial Group, and improvements in the overall U.S. economy contributed to improved consumer confidence levels in 2014. In North America, production levels for light, medium and heavy duty trucks have steadily increased over the past four years from a low in the depressed economic environment of 2008 and 2009. Subject to the renewal status of our supply contracts with Dana and Meritor, we continue to expect modest growth in production levels within our Industrial Group through 2014 and 2015.

Our supply agreement with Dana Holding Corporation (“Dana”) expires on December 31, 2014 and our supply agreements with Meritor, Inc. (Meritor) expire on December 31, 2014 and May 2, 2015. For the three months ended March 30, 2014, Dana and Meritor represented approximately 59% and 16%, of our net revenue, respectively.

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

In addition, the failure to enter into an agreement with Meritor on acceptable terms, or the entry into agreements for fewer products or reduced volumes or prices would have a material adverse effect on our financial condition and financial performance.

The Company is exploring alternatives to address the various range of outcomes for both the Dana and Meritor supply agreements, including the complete or partial renewal of either or both supply agreements, pursuing new business opportunities with existing and potential customers, identifying alternative uses for the assets and certain other contingency plans. The Company expects to have plans established and executed prior to December 31, 2014 to support its operations and provide sufficient liquidity to finance its operations for 2014 and the foreseeable future.

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

The Electronics Group’s revenue has declined year-over-year since 2009 primarily due to our inability to replace the declining demand for certain legacy products and services with competitive new offerings. While we do not yet have a pipeline of programs or other contract awards to replace these legacy programs in the near term, the Company is currently developing new products and pursuing new programs to attempt to replenish its revenue stream within the Electronics Group. The U.S. Government's continued focus on addressing federal budget deficits and the growing national debt exacerbates this challenging environment for the Electronics Group. In addition, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending. The deficit-reduction “sequestration” under the Budget Control Act is split equally between defense and non-defense programs and went into effect on March 1, 2013. However, the Bipartisan Budget Act of 2013 provided some budget relief, reducing the discretionary sequester (and increasing funding) for fiscal year 2014 and fiscal year 2015 for both defense and non-defense programs. Unless Congress passes a similar law providing budget relief beyond fiscal year 2015, the full sequester cuts will go back into effect for fiscal year 2016. In addition, in February 2014, the Pentagon announced that its budget request for fiscal year 2015 would exceed the sequester caps but would be below the funding in the President’s fiscal year 2014 budget request. Congress and the Administration continue to debate these long- and short-term funding issues, but reductions in U.S. military spending could materially and adversely affect the results of our Electronics Group, and we expect that certain military and defense programs will experience delays while the receipt of government approvals remain pending.

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

Results of Operations

The table below compares our segment and consolidated results for the first quarterly period of operations of 2014 to the first quarterly period of operations of 2013. It presents the results for each period, the change in those results from 2013 to 2014 in both dollars and as a percentage, as well as the results for each period as a percentage of net revenue.

●	The first two columns in the table show the absolute results for each period presented.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended March 30, 2014 Compared to Three Months Ended March 31, 2013

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	March 30,	March 31,	Favorable	Favorable	March 30,	March 31,
	2014	2013	(Unfavorable)	(Unfavorable)	2014	2013
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$75,839	$71,149	$4,690	6.6%	90.0%	90.7%
Electronics Group	8,405	7,262	1,143	15.7	10.0	9.3
Total	84,244	78,411	5,833	7.4	100.0	100.0
Cost of sales:
Industrial Group	64,685	63,039	(1,646)	(2.6)	85.3	88.6
Electronics Group	8,995	7,296	(1,699)	(23.3)	107.0	100.5
Total	73,680	70,335	(3,345)	(4.8)	87.5	89.7
Gross profit (loss):
Industrial Group	11,154	8,110	3,044	37.5	14.7	11.4
Electronics Group	(590)	(34)	(556)	NM	(7.0)	(0.5)
Total	10,564	8,076	2,488	30.8	12.5	10.3
Selling, general and administrative	7,992	7,158	(834)	(11.7)	9.5	9.1
Research and development	151	877	726	82.8	0.2	1.1
Amortization of intangible assets	0	22	22	NM	0.0	0.0
Impairment of goodwill	0	6,900	6,900	NM	0.0	8.8
Operating income (loss)	2,421	(6,881)	9,302	NM	2.8	(8.7)
Interest expense, net	132	146	14	9.6	0.1	0.2
Other (income), net	(528)	(1,195)	(667)	(55.8)	(0.6)	(1.5)
Income (loss) before taxes	2,817	(5,832)	8,649	NM	3.3	(7.4)
Income tax expense	1,165	627	(538)	(85.8)	1.4	0.8
Net income (loss)	$1,652	$(6,459)	$8,111	NM	1.9%	(8.2)%

Net Revenue. The Industrial Group primarily derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group increased 6.6% or $4.7 million for the first quarter of 2014 compared to the first quarter of 2013. Increased volumes accounted for $4.4 million of the increase in revenue for the first quarter of 2014, while pricing accounted for $0.3 million. The increases in volumes and pricing are partially attributable to the gradual stabilization of conditions in the industry and the U.S. economy generally, which have resulted in corresponding improvements in consumer confidence levels in 2014.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group for the first quarter of 2014 increased 15.7% or $1.1 million compared to the same period in 2013, reflecting the ramp up of new electronic manufacturing service programs, partially offset by declines within the space business. Despite the increase over the prior year period, the Electronics Group’s outlook continues to be negatively affected by budgetary and funding uncertainty within the U.S. Department of Defense.

Gross Profit. The Industrial Group’s gross profit increased $3.0 million to $11.2 million in the first quarter of 2014 as compared to $8.1 million in the first quarter of 2013. The net increase in sales volumes included a favorable mix of higher margin products, which resulted in an increase in gross profit of approximately $1.7 million. Additionally, productivity improvements and increased pricing contributed to an increase in gross profit of $1.0 million and $0.3 million, respectively, when compared to the prior year period.

The Electronics Group’s gross profit decreased in the first quarter of 2014 resulting in a loss of $0.6 million as compared to loss of $34 thousand for the first quarter of 2013. The decline in gross profit was primarily as a result of an unfavorable mix in sales of lower margin products and services.

Selling, General and Administrative. In the first quarter of 2014, selling, general and administrative expense increased $0.8 million as compared to the same period in 2013 as a result of an increase in legal expenses regarding contract negotiations and an increase in incentive compensation expenses (see Note 3 “Customer Contract Negotiations” to the consolidated financial statements in this Quarterly Report on Form 10-Q). Selling, general and administrative expense increased as a percentage of revenue to 9.5% for the first three months of 2014 as compared to 9.1% for the prior year period.

Research and Development. Research and development costs were $0.2 million in the first quarter of 2014 as compared to $0.9 million for the same period of 2013 in support of the Electronics Group’s self-funded product and technology development activities. As certain projects become customer funded, the Company expects total research and development costs to decrease for the year ending December 31, 2014 in comparison to 2013.

Impairment of Goodwill. Goodwill is tested for impairment annually as of December 31 or more frequently if impairment indicators arise. If impairment indicators arise, a step one assessment is performed to identify any possible goodwill impairment in the period in which the indicator is identified. Beginning in March 2013, we noted certain indicators relating to our Electronics Group reporting unit that were significant enough to conclude that an impairment indicator existed as of March 31, 2013. Specifically, the Company experienced emerging uncertainty regarding certain key programs within the Electronics Group’s space business beginning in the latter part of the first quarter of 2013, as one key customer communicated its strategic sourcing decision to begin insourcing programs that had been previously outsourced to the Electronics Group. Overall, the Electronics Group has been more impacted by declines in the overall government defense market than originally anticipated as the effects of sequestration have become clearer since its initial effective date on March 1, 2013. For example, sales of certain data recording products were significantly reduced due to the impact of sequestration on our customers, and the loss of commercial space business was due in part to our customer’s efforts to offset unrelated losses of government business due to sequestration. As a result, the Electronics Group’s short term revenue forecasts were materially affected. Further, the Company experienced a decline in the market value of its equity subsequent to March 31, 2013. As a result of the analysis, the Electronics Group’s goodwill was deemed to be impaired, resulting in a non-cash impairment charge of $6.9 million, representing the segment’s entire goodwill balance.

Interest Expense. Interest expense for the first quarter of 2014 remained flat at $0.1 million. The weighted average interest rate decreased to 2.4% in the first quarter of 2014 as compared to 2.5% in the first quarter of 2013. Additionally, our weighted average debt outstanding decreased to $14.0 million for the first quarter of 2014 from $16.8 million during the first quarter of 2013.

Other (Income), Net. The Company recognized other income, net of $0.5 million for the first quarter of 2014 compared to $1.2 million for the first quarter of 2013. Other income, net for the first quarter of 2014 includes gains of $0.6 million within the Industrial Group from the receipt of federal grant funds for improvements made under a flood relief program. Other expense, net for the first quarter of 2013 includes gains of $1.7 million from the sale of idle assets within the Industrial Group partially offset by foreign currency related losses of $0.6 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

Income Tax Expense. Income tax expense for the first quarter of 2014 increased to $1.2 million as compared to $0.6 million in the first quarter of 2013. The $1.2 million income tax expense includes $1.1 million of tax on foreign operations at the statutory rate of 30% and $0.1 million of state tax from U.S. operations. In the U.S., our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no federal income tax recognized on the pre-tax income or losses in the U.S. as valuation allowance adjustments offset the associated tax effect. However, the Company has provided for certain state taxes expected to be paid in the U.S.

Liquidity, Capital Resources

The Company’s Credit Facility provides potential total availability of up to $50.0 million with an option, subject to certain conditions, to increase total potential availability to $60.0 million in the future. Loans made under the Credit Facility will mature and the commitments thereunder will terminate in May 2016. Actual borrowing availability under the Credit Facility depends upon a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. Based on that calculation, at March 30, 2014, we had actual total borrowing availability under the Credit Facility of $39.9 million, of which we had drawn $23.0 million, leaving $16.1 million available for borrowing, after accounting for the letter of credit described below. Along with an unrestricted cash balance of $19.1 million, we had total cash and available borrowing capacity of $35.2 million as of March 30, 2014. Approximately $5.7 million of the unrestricted cash balance relates to our Mexican subsidiaries. Standby letters of credit up to a maximum of $5.0 million may be issued under the Credit Facility of which $0.8 million were issued at March 30, 2014. Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

The Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, pay dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates. In addition, if the Company's availability under the Credit Facility falls below $6.0 million (or $8.0 million for a period of 5 or more consecutive days), the Company must maintain a fixed charge coverage ratio of at least 1.15 to 1.00. As of March 30, 2014, the Company was in compliance with all covenants.

We also had purchase commitments totaling approximately $8.7 million at March 30, 2014, primarily for inventory and manufacturing equipment.

The Company expects to repatriate available non-U.S. cash holdings in 2014 and 2015 to support management’s strategic objectives and fund ongoing U.S. operational cash flow requirements; therefore current earnings from non-U.S. operations are not treated as permanently reinvested. The U.S. income tax recorded in 2014 on these non-U.S. earnings is expected to be offset by the benefit of a partial release of a valuation allowance on U.S. net operating loss carryforwards. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate, however it would not significantly impact our current income tax liability.

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

Based on our current forecast for 2014, we expect to be able to meet the financial covenants of our Credit Facility and have sufficient liquidity to finance our operations for 2014 and the foreseeable future. However, changing business, regulatory and economic conditions may mean that actual results will vary from our forecasts.

The outcome of the Dana and Meritor contract negotiations could have a significant impact on our liquidity, however, the Company expects to have plans established and executed prior to December 31, 2014 to support its operations and provide sufficient liquidity to finance its operations for 2014 and the foreseeable future.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2014 business forecast, we believe that cash flow from operations, available cash and available borrowings under our Credit Facility will be adequate to meet our liquidity needs for 2014 and the foreseeable future.

Financial Condition

Operating Activities. Net cash provided by operating activities was $2.5 million in the first quarter of 2014, as compared to net cash provided of $0.6 million in the same period of 2013. Cash of $20.0 million was used to finance increased accounts receivables in the first quarter of 2014 resulting from higher revenues of $10.4 million in the first quarter of 2014 over the fourth quarter of 2013 in addition to the timing of revenue being weighted toward the last month of the quarter. Similarly, increases in accounts payable provided cash of $17.9 million. Cash of $2.2 million was used to finance an increase in inventory during the first quarter of 2014 in order to support higher volumes. Accrued liabilities increased and provided $2.5 million primarily as a result of a $2.1 million prepayment by a customer within the Electronics Group. Additionally, prepaid expenses and other assets decreased and provided $1.7 million primarily as a result of the timing of VAT tax payments within our Industrial Group and the timing of insurance related payments.

Investing Activities. Net cash used in investing activities was $0.6 million for the first quarter of 2014 as compared to cash provided of $1.2 million for the first quarter of 2013. Net cash used in investing activities for the first quarter of 2014 included $0.6 million of capital expenditures. Net cash provided by investing activities for the first quarter of 2013 included proceeds of $2.1 million from the sale of idle assets within the Industrial Group, partially offset by $0.9 million of capital expenditures during the first quarter of 2013.

Financing Activities. Net cash used in financing activities was $1.6 million in the first quarter of 2014 as compared to $2.0 million during the first quarter of 2013. Net cash used in financing activities in the first quarter of 2014 includes a debt reduction of $1.0 million on the Credit Facility, dividend payments of $0.4 million and payments of $0.1 million for the repurchase of stock and minimum statutory tax withholdings on stock-based compensation. During the first quarter of 2013, the company reduced debt by $1.5 million on the Credit Facility and made payments of $0.5 million for minimum statutory tax withholdings on stock-based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no significant changes in our critical accounting policies during the three months ended March 30, 2014.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors, including the risk of potentially adverse outcomes in ongoing contract renewal disputes and negotiations with Dana and Meritor; declining revenues and backlog in our aerospace and defense business lines as we attempt to transition from legacy products and services into new market segments and technologies; our ability to successfully develop, launch or sustain new products and programs; dependence on, retention or recruitment of key employees especially in challenging markets; inventory valuation risks including excessive or obsolescent valuations; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; volatility of our customers’ forecasts, production levels, financial conditions, market shares, product requirements or scheduling demands; cost and availability of raw materials such as steel, component parts, natural gas or utilities; the costs of compliance with our auditing, regulatory or contractual obligations; potential impairments, non-recoverability or write-offs of assets or deferred costs; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; the costs and supply of, or access to, debt, equity capital, or insurance; fees, costs or other dilutive effects of refinancing, or compliance with covenants; regulatory actions or sanctions (including FCPA, OSHA and Federal Acquisition Regulations, among others); potential weaknesses in internal controls over financial reporting and enterprise risk management; disputes or litigation involving customer, supplier, employee, lessor, landlord, creditor, stockholder, product liability or environmental claims; U.S. government spending on products and services that our Electronics Group provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; breakdowns, relocations or major repairs of machinery and equipment; pension valuation, health care or other benefit costs; labor relations; strikes; union negotiations; cyber security threats and disruptions; changes or delays in customer budgets, funding or programs; failure to adequately insure or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to provide the quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 4.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Principal Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.     Risk Factors

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our shares of common stock repurchased during the first quarter ended March 30, 2014 (dollars in thousands except per share data):

			Total Number of	Maximum
	Total	Average	Shares Purchased	Dollar Value of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased (a)	Share	Plans or Programs	Plans or Programs (b)
1/1/2014 – 1/26/2014	—	$—	—	$4,303
1/27/2014 – 2/23/2014	—	$—	—	$4,303
2/24/2014 – 3/30/2014	42,504	$3.01	38,179	$4,187

(a)	The total number of shares purchased includes shares purchased under the Executive Equity Repurchase Agreement (described below) and shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock. Common shares withheld to satisfy tax withholding obligations were immediately cancelled.

(b)

On December 20, 2011, our Board of Directors approved and we announced an authorization for the repurchase of up to $5.0 million of our outstanding shares of common stock over the next twelve months. The Board also authorized an Executive Equity Repurchase Agreement whereby management, including officers and directors, would grant the Company a first right to purchase shares at current market prices (calculated as the average of several days’ closing prices) at any time such a party to the agreement departed the Company or intended to sell more than 1,500 shares of common stock. The agreement has a five-year term, subject to earlier termination by the Company, and participation by each individual is voluntary.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	May 6, 2014	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Treasurer (Principal Financial Officer)

Date:	May 6, 2014	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)