Form 10-Q
period 2014-06-29
SYPRIS SOLUTIONS INC
filed 2014-08-05
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended June 29, 2014

OR

☐ Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

Commission file number: 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive	(Registrant’s telephone number,
offices) (Zip code)	including area code)

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

As of July 25, 2014 the Registrant had 20,521,059 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$83,233	$74,373	$159,753	$146,456
Products	9,880	7,793	17,604	14,121
Total net revenue	93,113	82,166	177,357	160,577
Cost of sales:
Outsourced services	73,816	67,380	141,797	132,590
Products	8,470	6,450	14,169	11,575
Total cost of sales	82,286	73,830	155,966	144,165
Gross profit	10,827	8,336	21,391	16,412
Selling, general and administrative	9,141	7,598	17,133	14,756
Research and development	10	1,419	161	2,296
Amortization of intangible assets	0	8	0	30
Impairment of goodwill	0	0	0	6,900
Operating income (loss)	1,676	(689)	4,097	(7,570)
Interest expense, net	155	120	287	266
Other expense (income), net	75	(259)	(453)	(1,454)
Income (loss) before taxes	1,446	(550)	4,263	(6,382)
Income tax expense	1,076	944	2,241	1,571
Net income (loss)	$370	$(1,494)	$2,022	$(7,953)
Income (loss) per share:
Basic	$0.02	$(0.08)	$0.10	$(0.41)
Diluted	$0.02	$(0.08)	$0.10	$(0.41)

Weighted average shares outstanding:
Basic	19,622	19,347	19,525	19,255
Diluted	19,682	19,347	19,566	19,255
Dividends declared per common share	$0.02	$0.02	$0.04	$0.04

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (in thousands)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net income (loss)	$370	$(1,494)	$2,022	$(7,953)
Other comprehensive income (loss):
Foreign currency translation adjustments	73	(1,264)	99	452
Total comprehensive income (loss)	$443	(2,758)	$2,121	$(7,501)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 29,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,420	$18,674
Accounts receivable, net	64,926	38,533
Inventory, net	35,008	34,422
Other current assets	4,553	5,403
Total current assets	122,907	97,032
Property, plant and equipment, net	42,331	44,683
Other assets	4,634	4,568
Total assets	$169,872	$146,283
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$60,870	$36,684
Accrued liabilities	23,259	23,806
Total current liabilities	84,129	60,490
Long-term debt	23,000	24,000
Other liabilities	4,912	5,541
Total liabilities	112,041	90,031
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,612,779 shares issued and 20,542,297 outstanding in 2014 and 20,448,007 shares issued and 20,399,649 outstanding in 2013	206	204
Additional paid-in capital	150,831	150,569
Retained deficit	(75,570)	(76,786)
Accumulated other comprehensive loss	(17,635)	(17,734)
Treasury stock, 70,482 and 48,358 shares in 2014 and 2013, respectively	(1)	(1)
Total stockholders’ equity	57,831	56,252
Total liabilities and stockholders’ equity	$169,872	$146,283

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Six Months Ended
	June 29,	June 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,022	$(7,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,396	6,168
Stock-based compensation expense	914	1,002
Deferred revenue recognized	(4,329)	(4,000)
Deferred loan costs recognized	39	39
Gain on sale of assets	(4)	(1,682)
Provision for excess and obsolete inventory	445	926
Goodwill impairment	0	6,900
Other noncash items	81	472
Contributions to pension plans	(441)	(217)
Changes in operating assets and liabilities:
Accounts receivable	(26,343)	(14,375)
Inventory	(1,032)	(5,121)
Other current assets	755	931
Accounts payable	23,581	16,101
Accrued and other liabilities	3,593	(144)

Net cash provided by (used in) operating activities	4,677	(953)

Cash flows from investing activities:
Capital expenditures, net	(2,474)	(1,526)
Proceeds from sale of assets	8	2,160

Net cash (used in) provided by investing activities	(2,466)	634

Cash flows from financing activities:
Net change in debt under revolving credit agreements	(1,000)	1,000
Common stock repurchases	(236)	0
Indirect repurchase of shares of minimum statutory tax withholdings	(419)	(554)
Cash dividends paid	(814)	(400)
Proceeds from issuance of common stock	4	0

Net cash (used in) provided by financing activities	(2,465)	46

Net decrease in cash and cash equivalents	(254)	(273)

Cash and cash equivalents at beginning of period	18,674	18,664

Cash and cash equivalents at end of period	$18,420	$18,391

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

All references to “Sypris,” the “Company,” “we” or “our” include Sypris Solutions, Inc. and its wholly-owned subsidiaries. Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, and other technical services, typically under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its Industrial and Electronics Groups (see Note 12 “Segment Data” to the consolidated financial statements).

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico, Denmark and the United Kingdom (“U.K.”) and serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended June 29, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2013 as presented in the Company’s Annual Report on Form 10-K.

(3)	Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, though, early adoption is permitted as is a retrospective application. We do not anticipate that the adoption of this standard will have a material effect on the Company’s results of operations, financial position or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its results of operations, financial position and cash flows.

(4)	Customer Contract Negotiations

Our supply agreement with Dana Holding Corporation (“Dana”) expires on December 31, 2014 and our supply agreements with Meritor, Inc. (“Meritor”) expire on December 31, 2014 and May 2, 2015. For the six months ended June 29, 2014, Dana and Meritor represented approximately 58% and 16%, of our net revenue, respectively.

In July 2013, Sypris and Dana signed an amended and restated supply agreement, the binding effect of which is currently in dispute. Dana has repudiated this agreement and purported to exercise its rights under the parties’ prior agreement to begin exploring alternative supply relationships with third parties, including the right to sign new supply agreements, authorize tooling expenditures and engage in certain production part approval processes (“PPAP”) with respect to the goods currently supplied by Sypris. Sypris disputes Dana’s ability to exercise such rights.

The parties have also asserted various damages claims against each other arising out of their prior supply agreement and have sought the assistance of a mediator and an arbitrator in connection with these disputes. Dana initiated an ancillary action in Ohio state court challenging the arbitrability of the existence and enforceability of the amended and restated supply agreement on January 17, 2014. In addition, Dana has notified us that it intends to terminate its supply relationship with us effective December 31, 2014 and to transition over 2,000 active part numbers, which we currently manufacture for Dana, to alternative suppliers at the expiration date of the original supply agreement. The failure to resolve this dispute with Dana on acceptable terms would have a material adverse effect on our financial condition and financial performance.

In addition, the failure to enter into an agreement with Meritor on acceptable terms, or the entry into agreements for fewer products or reduced volumes or prices would have a material adverse effect on our financial condition and financial performance.

The Company is exploring alternatives to address the various range of potential outcomes for both the Dana and Meritor supply agreements, including the complete or partial renewal of either or both supply agreements, pursuing new business opportunities with existing and potential customers, identifying alternative uses for the related assets and certain other contingency plans. The Company expects to have plans established and initiated prior to December 31, 2014 to mitigate the impact of the potential loss of a significant amount of business and to support the Company’s operations and provide sufficient liquidity to finance its operations for the remainder of 2014 and the foreseeable future.

(5)	Goodwill

Goodwill is tested for impairment annually as of December 31 or more frequently if impairment indicators arise. If impairment indicators arise, a step one assessment is performed to identify any possible goodwill impairment in the period in which the indicator is identified. Beginning in March 2013, we noted certain indicators relating to our Electronics Group reporting unit that were significant enough to conclude that an impairment indicator existed as of March 31, 2013. Specifically, the Company experienced emerging uncertainty regarding certain key programs within the Electronics Group’s space business beginning in the latter part of the first quarter of 2013, as one key customer communicated its strategic sourcing decision to begin insourcing programs that had been previously outsourced to the Electronics Group. Overall, the Electronics Group has been more impacted by declines in the overall government defense market than originally anticipated as the effects of sequestration became clearer after its initial effective date on March 1, 2013. For example, sales of certain data recording products were significantly reduced due to the impact of sequestration on our customers, and the loss of commercial space business was due in part to our customer’s efforts to offset unrelated losses of government business due to sequestration. As a result, the Electronics Group’s short term revenue forecasts were materially affected. Further, the Company experienced a decline in the market value of its equity subsequent to March 31, 2013.

The first step of the impairment test indicated that the estimated fair value for the Electronics Group was less than its carrying value as of March 31, 2013. We performed step two of the impairment test and determined that the implied goodwill for the reporting unit was lower than its value as of March 31, 2013. As a result, a non-cash impairment charge of $6,900,000 was recorded during the three months ended March 31, 2013 to impair the goodwill associated with the Electronics Group reporting unit. The impairment charge has been presented separately in the consolidated statement of operations and fully impairs the carrying amount of goodwill related to the Electronics Group. The fair value of the Electronics Group and the assets and liabilities identified in the step two impairment test were determined using a combination of the income approach and the market approach, which are Level 3 and Level 2 inputs, respectively.

(6)	Milestone Revenue Recognition

The Company periodically enters into research and development contracts with customers related primarily to key encryption products. When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method in accordance with Accounting Standards Codification (“ASC”) 605-28, Revenue Recognition – Milestone Method. The Company had one contract in process as of June 29, 2014 being accounted for under the milestone method. The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the deliverables to which the Company has committed in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software or regulatory agency certifications. All milestones under the contract in process as of June 29, 2014 were deemed substantive. During the three and six months ended June 29, 2014, revenue recognized through the achievement of multiple milestones amounted to $1,025,000 and $2,300,000 respectively. There are no performance, cancellation, termination or refund provisions in the arrangement that contain material financial consequences to the Company.

(7)	Dana Claim

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

The Claim provided to the Company was agreed to by the Company and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, the Company recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement was deferred and will be recognized over the applicable period of the involvement. For the six months ended June 29, 2014 and June 30, 2013, the Company recognized into revenue $4,329,000 and $4,000,000, respectively, related to the Claim.

(8)	Other Expense (Income), Net

During the three and six months ended June 29, 2014, the Company recognized net gains of $123,000 and $714,000, respectively, within the Industrial Group from the receipt of federal grant funds for improvements made under a flood relief program. Additionally, the Company recognized foreign currency translation losses of $65,000 and $96,000 for the three and six months ended June 29, 2014, respectively, related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. For the three and six months ended June 30, 2013, the Company recognized net gains of $17,000 and $1,682,000, respectively, related to the disposition of idle assets and foreign currency translation gains of $187,000 and losses of $386,000, respectively. These gains and losses are included in other expense (income), net on the consolidated statements of operations.

(9)	Earnings (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 789,000 and 983,000 potential common shares excluded from diluted earnings per share for the three and six months ended June 29, 2014, respectively. For the three and six months ended June 30, 2013, diluted weighted average common shares does not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Income (loss) attributable to stockholders:
Net income (loss) as reported	$370	$(1,494)	$2,022	$(7,953)
Less distributed and undistributed earnings allocable to restricted award holders	0	0	(46)	0
Less dividends declared attributable to restricted award holders	(15)	(12)	(25)	(23)
Net income (loss) allocable to common stockholders	$355	$(1,506)	$1,951	$(7,976)
Income (loss) per common share attributable to stockholders:
Basic	$0.02	$(0.08)	$0.10	$(0.41)
Diluted	$0.02	$(0.08)	$0.10	$(0.41)

Weighted average shares outstanding – basic	19,622	19,347	19,525	19,255
Weighted average additional shares assuming conversion of potential common shares	60	0	41	0
Weighted average shares outstanding – diluted	19,682	19,347	19,566	19,255

(10)	Inventory

Inventory consisted of the following (in thousands):

	June 29,	December 31,
	2014	2013
	(Unaudited)
Raw materials	$20,828	$19,372
Work in process	15,160	16,436
Finished goods	5,836	5,017
Reserve for excess and obsolete inventory	(6,816)	(6,403)
	$35,008	$34,422

(11)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 29,	December 31,
	2014	2013
	(Unaudited)
Land and land improvements	$3,006	$2,999
Buildings and building improvements	26,294	26,053
Machinery, equipment, furniture and fixtures	162,846	161,207
Construction in progress	3,337	2,133
	195,483	192,392
Accumulated depreciation	(153,152)	(147,709)
	$42,331	$44,683

The Industrial Group performed an asset recoverability test for its fixed asset group totaling approximately $37,821,000 as of June 29, 2014. The Company concluded that the undiscounted sum of estimated future cash flows exceeded the carrying value for such asset group, and accordingly, no impairment was recognized. Additionally, the Company received fair market value appraisals for the Industrial Group’s personal property from an independent third party, which exceeded the carrying value as of June 29, 2014.

(12)	Segment Data

The Company is organized into two business groups, the Industrial Group and the Electronics Group. The segments are each managed separately because of the distinctions between products, services, markets, customers, technologies and workforce skills of the segments. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. The Electronics Group provides manufacturing and technical services as an outsourced service provider to and manufactures complex data storage systems for customers in the market for aerospace and defense electronics. There was no intersegment net revenue recognized in any of the periods presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$83,710	$74,432	$159,549	$145,581
Electronics Group	9,403	7,734	17,808	14,996
	$93,113	$82,166	$177,357	$160,577
Gross profit (loss):
Industrial Group	$11,383	$8,858	$22,537	$16,968
Electronics Group	(556)	(522)	(1,146)	(556)
	$10,827	$8,336	$21,391	$16,412
Operating income (loss):
Industrial Group	$7,040	$5,976	$15,153	$11,361
Electronics Group	(3,168)	(4,444)	(6,245)	(14,595)
General, corporate and other	(2,196)	(2,221)	(4,811)	(4,336)
	$1,676	$(689)	$4,097	$(7,570)

	June 29,	December 31,
	2014	2013
	(Unaudited)
Total assets:
Industrial Group	$127,746	$100,593
Electronics Group	31,159	29,689
General, corporate and other	10,967	16,001
	$169,872	$146,283

(13)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets as of June 29, 2014 and December 31, 2013, was $1,156,000 and $1,439,000, respectively. The Company’s warranty expense for the six months ended June 29, 2014 and June 30, 2013 was $145,000 and $136,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of June 29, 2014 and December 31, 2013, the Company had deferred $1,077,000 and $1,567,000, respectively, related to extended warranties.

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

As of June 29, 2014, the Company had outstanding purchase commitments of approximately $6,876,000, primarily for the acquisition of inventory and manufacturing equipment. As of June 29, 2014, the Company also had outstanding letters of credit of $872,000 primarily under the aforementioned captive insurance program.

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

The Company expects to repatriate available non-U.S. cash holdings in 2014 and 2015 to support management’s strategic objectives and fund ongoing U.S. operational cash flow requirements; therefore current earnings from non-U.S. operations are not treated as permanently reinvested. The U.S. income tax expense recorded in 2014 on these non-U.S. earnings is expected to be offset by the benefit of a partial release of a valuation allowance on U.S. net operating loss carryforwards. Should the U.S. valuation allowance be released at some future date, the U.S. tax expense on foreign earnings not permanently reinvested might have a material effect on our effective tax rate. For the year ending December 31, 2014, the Company expects any additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings would not be material.

(15)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Service cost	$0	$5	$6	$12
Interest cost on projected benefit obligation	448	410	895	826
Net amortizations, deferrals and other costs	123	200	265	412
Expected return on plan assets	(592)	(631)	(1,199)	(1,261)
	$(21)	$(16)	$(33)	$(11)

(16)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 29,	December 31,
	2014	2013
	(Unaudited)

Foreign currency translation adjustments	$(4,336)	$(4,435)
Employee benefit related adjustments, net of tax of $228 – U.S.	(12,996)	(12,996)
Employee benefit related adjustments – Mexico	(303)	(303)
Accumulated other comprehensive loss	$(17,635)	$(17,734)

(17)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount, which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at June 29, 2014 and December 31, 2013 under the Company’s credit facility entered into on May 12, 2011 (the “Credit Facility”) approximates fair value because the borrowing interest rates are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

Industrial Group Outlook

General economic and industry specific conditions have begun to stabilize for our Industrial Group, and improvements in the overall U.S. economy contributed to improved consumer confidence levels in 2014. In North America, production levels for light, medium and heavy duty trucks have steadily increased over the past four years from a low in the depressed economic environment of 2008 and 2009. Subject to the renewal status of our supply contracts with Dana Holding Corporation (“Dana”) and Meritor, Inc. (“Meritor”), we continue to expect modest growth in production levels within our Industrial Group through 2014 and 2015.

Our supply agreement with Dana expires on December 31, 2014 and our supply agreements with Meritor expire on December 31, 2014 and May 2, 2015. For the six months ended June 29, 2014, Dana and Meritor represented approximately 58% and 16%, of our net revenue, respectively.

In July 2013, Sypris and Dana signed an amended and restated supply agreement, the binding effect of which is currently in dispute. Dana has repudiated this agreement and purported to exercise its rights under the parties’ prior agreement to begin exploring alternative supply relationships with third parties, including the right to sign new supply agreements, authorize tooling expenditures and engage in certain production part approval processes (“PPAP”) with respect to the goods currently supplied by Sypris. Sypris disputes Dana’s ability to exercise such rights.

The parties have also asserted various damages claims against each other arising out of their prior supply agreement and have sought the assistance of a mediator and an arbitrator in connection with these disputes. Dana initiated an ancillary action in Ohio state court challenging the arbitrability of the existence and enforceability of the amended and restated supply agreement on January 17, 2014. In addition, Dana has notified us that it intends to terminate its supply relationship with us effective December 31, 2014 and to transition over 2,000 active part numbers, which we currently manufacture for Dana, to alternative suppliers at the expiration date of the original supply agreement. The failure to resolve this dispute with Dana on acceptable terms would have a material adverse effect on our financial condition and financial performance.

In addition, the failure to enter into an agreement with Meritor on acceptable terms, or the entry into agreements for fewer products or reduced volumes or prices would have a material adverse effect on our financial condition and financial performance.

The Company is exploring alternatives to address the various range of potential outcomes for both the Dana and Meritor supply agreements, including the complete or partial renewal of either or both supply agreements, pursuing new business opportunities with existing and potential customers, identifying alternative uses for the related assets and certain other contingency plans. The Company expects to have plans established and initiated prior to December 31, 2014 to mitigate the impact of the potential loss of a significant amount of business and to support the Company’s operations and provide sufficient liquidity to finance its operations for the remainder of 2014 and the foreseeable future.

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

The Electronics Group’s revenue has declined year-over-year since 2009 primarily due to our inability to replace the declining demand for certain legacy products and services with competitive new offerings. While we have begun to generate some revenue from the ramp up of new electronic manufacturing service programs, we do not yet have a strong pipeline of programs or other contract awards to replace our legacy programs in the near term. The Company is continuing to develop new products and pursuing new programs to attempt to replenish its revenue stream within the Electronics Group.

The U.S. Government's continued focus on addressing federal budget deficits and the growing national debt exacerbates this challenging environment for the Electronics Group. In addition, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending. The deficit-reduction “sequestration” under the Budget Control Act is split equally between defense and non-defense programs and went into effect on March 1, 2013. The Bipartisan Budget Act of 2013 provided some budget relief, reducing the discretionary sequester (and increasing funding) for fiscal year 2014 and fiscal year 2015 for both defense and non-defense programs. However, unless Congress passes a similar law providing budget relief beyond fiscal year 2015, the full sequester cuts will go back into effect for fiscal year 2016. In addition, in February 2014, the Pentagon announced that its budget request for fiscal year 2015 would exceed the sequester caps but would be below the funding in the President’s fiscal year 2014 budget request, and in July 2014, the Pentagon’s $58.6 billion budget request for overseas contingency operations funds in 2015 was one third less than it received in 2014. Congress and the Administration continue to debate these long- and short-term funding issues, but reductions in U.S. military spending could materially and adversely affect the results of our Electronics Group, and we expect that certain military and defense programs will experience delays while the receipt of government approvals remain pending.

As a result, the Company expects ongoing uncertainty and the potential for further revenue declines within this segment for at least the next twelve months. For the longer term, we are continuing to make investments and evaluate new investments in products and programs to further improve the attractiveness of our business portfolio, with a specific emphasis on trusted solutions for identity management, cryptographic key distribution and cyber analytics. There can be no assurance that the Company’s investment in and efforts to introduce new products and services will result in new business or revenue. In addition, while the Company continues to evaluate and implement cost reduction measures in this segment, the Company’s currently contemplated cost reduction measures may not be able to reduce its cost structure to offset the impact of lower revenues. Should revenues decrease further in the coming periods, the Company might be required to implement further cost reductions or other downsizing measures, which could be costly and adversely impact our financial performance.

Results of Operations

The tables below compare our segment and consolidated results for the three and six month periods of operations of 2014 to the three and six month periods of operations of 2013. The tables present the results for each period, the change in those results from 2013 to 2014 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended June 29, 2014 Compared to Three Months Ended June 30, 2013

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the
	Three Months Ended,		Change	Change	Three Months Ended
	June 29,	June 30,	Favorable	Favorable	June 29,	June 30,
	2014	2013	(Unfavorable)	(Unfavorable)	2014	2013
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$83,710	$74,432	$9,278	12.5%	89.9%	90.6%
Electronics Group	9,403	7,734	1,669	21.6	10.1	9.4
Total	93,113	82,166	10,947	13.3	100.0	100.0
Cost of sales:
Industrial Group	72,327	65,574	(6,753)	(10.3)	86.4	88.1
Electronics Group	9,959	8,256	(1,703)	(20.6)	105.9	106.7
Total	82,286	73,830	(8,456)	(11.5)	88.4	89.9
Gross profit (loss):
Industrial Group	11,383	8,858	2,525	28.5	13.6	11.9
Electronics Group	(556)	(522)	(34)	(6.5)	(5.9)	(6.7)
Total	10,827	8,336	2,491	29.9	11.6	10.1
Selling, general and administrative	9,141	7,598	(1,543)	(20.3)	9.8	9.2
Research and development	10	1,419	1,409	99.3	0.0	1.7
Amortization of intangible assets	—	8	8	NM	—	0.0
Operating income (loss)	1,676	(689)	2,365	NM	1.8	(0.8)
Interest expense, net	155	120	(35)	(29.2)	0.2	0.1
Other expense (income), net	75	(259)	(334)	NM	0.1	(0.3)
Income (loss) before taxes	1,446	(550)	1,996	NM	1.5	(0.6)
Income tax expense	1,076	944	(132)	(14.0)	1.1	1.2
Net income (loss)	$370	$(1,494)	$1,864	NM %	0.4%	(1.8)%

Six Months Ended June 29, 2014 Compared to Six Months Ended June 30, 2013

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the
	Six Months Ended,		Change	Change	Six Months Ended
	June 29,	June 30,	Favorable	Favorable	June 29,	June 30,
	2014	2013	(Unfavorable)	(Unfavorable)	2014	2013
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$159,549	$145,581	$13,968	9.6%	90.0%	90.7%
Electronics Group	17,808	14,996	2,812	18.8	10.0	9.3
Total	177,357	160,577	16,780	10.4	100.0	100.0
Cost of sales:
Industrial Group	137,012	128,613	(8,399)	(6.5)	85.9	88.3
Electronics Group	18,954	15,552	(3,402)	(21.9)	106.4	103.7
Total	155,966	144,165	(11,801)	(8.2)	87.9	89.8
Gross profit (loss):
Industrial Group	22,537	16,968	5,569	32.8	14.1	11.7
Electronics Group	(1,146)	(556)	(590)	(106.1)	(6.4)	(3.7)
Total	21,391	16,412	4,979	30.3	12.1	10.2
Selling, general and administrative	17,133	14,756	(2,377)	(16.1)	9.7	9.2
Research and development	161	2,296	2,135	93.0	0.1	1.4
Amortization of intangible assets	—	30	30	NM	—	0.0
Impairment of goodwill	—	6,900	6,900	NM	—	4.3
Operating income (loss)	4,097	(7,570)	11,667	NM	2.3	(4.7)
Interest expense, net	287	266	(21)	(7.9)	0.2	0.2
Other (income), net	(453)	(1,454)	(1,001)	(68.8)	(0.3)	(0.9)
Income (loss) before taxes	4,263	(6,382)	10,645	NM	2.4	(4.0)
Income tax expense	2,241	1,571	(670)	(42.6)	1.3	1.0
Net income (loss)	$2,022	$(7,953)	$9,975	NM %	1.1%	(5.0)%

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group for the three and six month periods ended June 29, 2014 increased $9.3 million and $14.0 million from the prior year comparable periods, respectively. Increased volumes accounted for $9.0 million and $13.3 million of the increase in revenue for the three and six months ended June 29, 2014, respectively, while pricing accounted for $0.3 million and $0.7 million, respectively. The increases in volumes are primarily attributable to the overall improvement in the class 5-8 North American commercial vehicle market and increased demand for components for the trailer, light truck and oil and gas markets.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group for the three and six month periods ended June 29, 2014 increased $1.7 million and $2.8 million from the prior year comparable periods, respectively, reflecting the ramp up of new electronic manufacturing service programs, partially offset by declines within the space business. Despite the increase over the prior year period, the Electronics Group’s outlook continues to be negatively affected by budgetary and funding uncertainty within the U.S. Department of Defense. See “Electronics Group Outlook” above.

Gross Profit. The Industrial Group’s gross profit increased to $11.4 million and $22.5 million in the three and six month periods ended June 29, 2014, respectively, from $8.9 million and $17.0 million in the prior year comparable periods. The net increase in sales volumes included a favorable mix of higher margin products, which resulted in an increase in gross profit of approximately $2.0 million and $3.6 million for the three and six month periods, respectively. Additionally, productivity improvements and increased pricing contributed to an increase in gross profit of $0.5 million and $2.0 million for the three and six month periods, respectively.

The Electronics Group’s gross profit decreased to losses of $0.6 million and $1.1 million in the three and six month periods ended June 29, 2014, respectively, from losses of $0.5 million and $0.6 million in the prior year comparable periods. The decline in gross profit was primarily as a result of an unfavorable mix in sales of lower margin products and services.

Selling, General and Administrative. Selling, general and administrative expense increased by $1.5 million and $2.4 million for the three and six month periods ended June 29, 2014, respectively, as compared to the same periods in 2013 primarily as a result of an increase in legal expenses regarding contract negotiations (see Note 4 “Customer Contract Negotiations” to the consolidated financial statements in this Quarterly Report on Form 10-Q). Selling, general and administrative expense increased as a percentage of revenue to 9.8% and 9.7% for the three and six month periods ended June 29, 2014, respectively, as compared to 9.2% for each of the three and six months ended June 30, 2013.

Research and Development. Research and development costs were negligible in the second quarter and $0.2 million for the six months ended June 29, 2014 as compared to $1.4 million and $2.3 million for the three and six month comparable 2013 periods. As certain projects become customer funded, the Company expects total research and development costs to decrease for the year ending December 31, 2014 in comparison to 2013.

Impairment of Goodwill. Goodwill is tested for impairment annually as of December 31 or more frequently if impairment indicators arise. If impairment indicators arise, a step one assessment is performed to identify any possible goodwill impairment in the period in which the indicator is identified. Beginning in March 2013, we noted certain indicators relating to our Electronics Group reporting unit that were significant enough to conclude that an impairment indicator existed as of March 31, 2013. Specifically, the Company experienced emerging uncertainty regarding certain key programs within the Electronics Group’s space business beginning in the latter part of the first quarter of 2013, as one key customer communicated its strategic sourcing decision to begin insourcing programs that had been previously outsourced to the Electronics Group. Overall, the Electronics Group has been more impacted by declines in the overall government defense market than originally anticipated as the effects of sequestration became clearer since its initial effective date on March 1, 2013. For example, sales of certain data recording products were significantly reduced due to the impact of sequestration on our customers, and the loss of commercial space business was due in part to our customer’s efforts to offset unrelated losses of government business due to sequestration. As a result, the Electronics Group’s short term revenue forecasts were materially affected. Further, the Company experienced a decline in the market value of its equity subsequent to March 31, 2013. As a result of the analysis, the Electronics Group’s goodwill was deemed to be impaired, resulting in a non-cash impairment charge of $6.9 million, representing the segment’s entire goodwill balance.

Interest Expense. Interest expense for the three and six months ended June 29, 2014 increased slightly relative to the comparable 2013 periods. The weighted average interest rate was 2.5% for the three and six month periods of 2014, as compared to 2.6% and 2.5% for the three and six month periods of 2013, respectively. Additionally, our weighted average debt outstanding increased to $16.4 million and $15.2 million for the three and six month periods of 2014, respectively, from $9.9 million and $13.3 million during the three and six month periods of 2013, respectively.

Other Expense (Income), Net. The Company recognized other expense of $0.1 million and income of $0.5 million for the three and six months ended June 29, 2014 compared to other income of $0.3 million and $1.5 million for the three and six months ended June 30, 2013, respectively. Other expense (income), net for the first six months of 2014 includes gains of $0.7 million within the Industrial Group from the receipt of federal grant funds for improvements made under a flood relief program, partially offset by foreign currency related losses of $0.1 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. During the six months ended June 30, 2013, the Company recognized net gains of $1.7 million related to the disposition of idle assets. Additionally, other income, net for the three and six months ended June 30, 2013 includes foreign currency translation gains of $0.2 million and losses of $0.4 million, respectively.

Income Taxes. Income tax expense for the three and six months ended June 29, 2014 was $1.1 million and $2.2 million, respectively, as compared to $0.9 million and $1.6 million for the three and six months ended June 30, 2013, respectively. Income tax expense for all periods primarily represents tax on foreign operations at the statutory rate of 30%. In the U.S., our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no federal income tax recognized on the pre-tax income or losses in the U.S. as valuation allowance adjustments offset the associated tax effect. However, the Company has provided for certain state taxes expected to be paid in the U.S. As such, our effective income tax for the three and six months ended June 29, 2014 is higher than the U.S. federal statutory rate of 35%.

Liquidity, Capital Resources

The Company’s Credit Facility provides potential total availability of up to $50.0 million with an option, subject to certain conditions, to increase total potential availability to $60.0 million in the future. Loans made under the Credit Facility will mature and the commitments thereunder will terminate in May 2016. Actual borrowing availability under the Credit Facility depends upon a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. Based on that calculation, at June 29, 2014, we had actual total borrowing availability under the Credit Facility of $39.7 million, of which we had drawn $23.0 million, leaving $15.8 million available for borrowing, after accounting for the letter of credit described below. Along with an unrestricted cash balance of $18.4 million, we had total cash and available borrowing capacity of $34.2 million as of June 29, 2014. Approximately $8.4 million of the unrestricted cash balance relates to our Mexican subsidiaries. Standby letters of credit up to a maximum of $5.0 million may be issued under the Credit Facility of which $0.9 million were issued at June 29, 2014. Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

The Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, pay dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates. In addition, if the Company's availability under the Credit Facility falls below $6.0 million (or $8.0 million for a period of 5 or more consecutive days), the Company must maintain a fixed charge coverage ratio of at least 1.15 to 1.00. As of June 29, 2014, the Company was in compliance with all covenants.

We also had purchase commitments totaling approximately $6.9 million at June 29, 2014, primarily for inventory and manufacturing equipment.

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

The outcome of the Dana and Meritor contract negotiations could have a significant impact on our liquidity. However, the Company expects to have plans established and executed prior to December 31, 2014 to support its operations and provide sufficient liquidity to finance its operations for the remainder of 2014 and the foreseeable future.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2014 business forecast, we believe that cash flow from operations, available cash and available borrowings under our Credit Facility will be adequate to meet our liquidity needs for 2014 and the foreseeable future. However, changing business, regulatory and economic conditions may cause actual results will vary from our forecasts.

Financial Condition

Operating Activities. Net cash provided by operating activities was $4.7 million in the first six months of 2014 as compared to a use of $1.0 million in the same period of 2013. Cash of $26.3 million was used to finance increased accounts receivables in the first six months of 2014 resulting from higher revenues and a change in payment terms with one of our largest customers. Similarly, increases in accounts payable provided cash of $23.6 million. Cash of $1.0 million was used to finance an increase in inventory during the first six months of 2014, primarily to support higher volumes within our Industrial Group. Accrued liabilities increased and provided $3.6 million primarily as a result of a $2.1 million prepayment by a customer within the Electronics Group in addition to the timing of foreign income tax payments within our Industrial Group.

Investing Activities. Net cash used by investing activities was $2.5 million for the first six months of 2014 as compared to net cash provided of $0.6 million for the first six months of 2013. Net cash used by investing activities for the first six months of 2014 included $2.5 million of capital expenditures. Net cash used by investing activities for the first six months of 2013 included proceeds of $2.2 million from the sale of idle assets primarily within the Industrial Group, partially offset by $1.5 million of capital expenditures.

Financing Activities. Net cash used by financing activities was $2.5 million for the first six months of 2014 as compared to a cash neutral position for the first six months of 2013. Net cash used in financing activities for the first six months of 2014 includes a debt reduction of $1.0 million on the Credit Facility, dividend payments of $0.8 million and payments of $0.7 million for the repurchase of stock and minimum statutory tax withholdings on stock-based compensation. During the first six months of 2013, the Company increased debt by $1.0 million on the Credit Facility. The Company also paid dividends of $0.4 million and paid $0.6 million for minimum statutory tax withholdings on stock-based compensation during the first six months of 2013.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no significant changes in our critical accounting policies during the six months ended June 29, 2014.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors, including the risk of potentially adverse outcomes in ongoing contract renewal disputes and negotiations with Dana and Meritor; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers; declining revenues and backlog in our aerospace and defense business lines as we attempt to transition from legacy products and services into new market segments and technologies; our ability to successfully develop, launch or sustain new products and programs; dependence on, retention or recruitment of key employees especially in challenging markets; inventory valuation risks including excessive or obsolescent valuations; potential impairments, non-recoverability or write-offs of assets or deferred costs; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost and availability of raw materials such as steel, component parts, natural gas or utilities; the costs of compliance with our auditing, regulatory or contractual obligations; the costs and supply of, or access to, debt, equity capital, or insurance; fees, costs or other dilutive effects of refinancing, or compliance with covenants; regulatory actions or sanctions (including FCPA, OSHA and Federal Acquisition Regulations, among others); potential weaknesses in internal controls over financial reporting and enterprise risk management; disputes or litigation involving customer, supplier, employee, lessor, landlord, creditor, stockholder, product liability or environmental claims; U.S. government spending on products and services that our Electronics Group provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; breakdowns, relocations or major repairs of machinery and equipment; pension valuation, health care or other benefit costs; labor relations; strikes; union negotiations; cyber security threats and disruptions; changes or delays in customer budgets, funding or programs; failure to adequately insure or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties. For more information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

From time to time, the Company is involved in litigation matters arising in the normal course of business. As previously disclosed, Sypris and Dana are engaged in various disputes regarding the existence and enforceability of an amended and restated supply agreement (see Note 4 “Customer Contract Negotiations” to the consolidated financial statements in this Quarterly Report on Form 10-Q.)

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

The following table summarizes our shares of common stock repurchased during the second quarter ended June 29, 2014 (dollars in thousands except per share data):

			Total Number of	Maximum
	Total	Average	Shares Purchased	Dollar Value of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased (a)	Share	Plans or Programs	Plans or Programs (b)
3/31/2014 – 4/27/2014	94,847	$2.80	2,694	$4,179
4/28/2014 – 5/25/2014	—	$—	—	$4,179
5/26/2014 – 6/29/2014	21,428	$5.25	21,428	$4,067

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 5, 2014	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Treasurer (Principal Financial Officer)

Date:	August 5, 2014	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)