Form 10-Q
period 2014-09-28
SYPRIS SOLUTIONS INC
filed 2014-11-04
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended September 28, 2014

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

As of October 24, 2014 the Registrant had 20,510,077 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$82,417	$66,237	$242,170	$212,693
Products	7,787	10,041	25,391	24,162
Total net revenue	90,204	76,278	267,561	236,855
Cost of sales:
Outsourced services	74,965	60,589	216,762	193,179
Products	7,030	8,428	21,199	20,003
Total cost of sales	81,995	69,017	237,961	213,182
Gross profit	8,209	7,261	29,600	23,673
Selling, general and administrative	8,273	7,689	25,406	22,445
Research and development	116	547	277	2,843
Amortization of intangible assets	0	0	0	30
Impairment of goodwill	0	0	0	6,900
Operating (loss) income	(180)	(975)	3,917	(8,545)
Interest expense, net	179	124	466	390
Other (income) expense, net	(397)	38	(850)	(1,416)
Income (loss) before taxes	38	(1,137)	4,301	(7,519)
Income tax expense	1,197	858	3,438	2,429
Net (loss) income	$(1,159)	$(1,995)	$863	$(9,948)
(Loss) income per share:
Basic	$(0.06)	$(0.10)	$0.04	$(0.52)
Diluted	$(0.06)	$(0.10)	$0.04	$(0.52)

Weighted average shares outstanding:
Basic	19,612	19,373	19,564	19,303
Diluted	19,612	19,373	19,607	19,303
Dividends declared per common share	$0.02	$0.02	$0.06	$0.06

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (in thousands)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net (loss) income	$(1,159)	$(1,995)	$863	$(9,948)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(657)	63	(558)	515
Total comprehensive (loss) income	$(1,816)	$(1,932)	$305	$(9,433)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 28,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,261	$18,674
Accounts receivable, net	61,597	38,533
Inventory, net	35,490	34,422
Other current assets	6,515	5,403
Total current assets	122,863	97,032
Property, plant and equipment, net	40,708	44,683
Other assets	4,266	4,568
Total assets	$167,837	$146,283
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,686	$36,684
Accrued liabilities	23,007	23,806
Total current liabilities	82,693	60,490
Long-term debt	25,000	24,000
Other liabilities	4,342	5,541
Total liabilities	112,035	90,031
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,591,541 shares issued and 20,521,849 outstanding in 2014 and 20,448,007 shares issued and 20,399,649 outstanding in 2013	206	204
Additional paid-in capital	151,029	150,569
Retained deficit	(77,140)	(76,786)
Accumulated other comprehensive loss	(18,292)	(17,734)
Treasury stock, 69,692 and 48,358 shares in 2014 and 2013, respectively	(1)	(1)
Total stockholders’ equity	55,802	56,252
Total liabilities and stockholders’ equity	$167,837	$146,283

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Nine Months Ended
	September 28,	September 29,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$863	$(9,948)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,987	9,355
Stock-based compensation expense	1,235	1,452
Deferred revenue recognized	(6,493)	(6,000)
Deferred loan costs recognized	58	58
Gain on sale of assets	(4)	(1,645)
Provision for excess and obsolete inventory	897	1,021
Goodwill impairment	0	6,900
Other noncash items	(135)	549
Contributions to pension plans	(907)	(477)
Changes in operating assets and liabilities:
Accounts receivable	(23,041)	(7,931)
Inventory	(1,955)	(4,656)
Other current assets	(835)	535
Accounts payable	22,993	9,888
Accrued and other liabilities	5,376	31
Net cash provided by (used in) operating activities	6,039	(868)
Cash flows from investing activities:
Capital expenditures, net	(4,462)	(3,092)
Proceeds from sale of assets	8	2,265
Net cash used in investing activities	(4,454)	(827)
Cash flows from financing activities:
Net change in debt under revolving credit agreements	1,000	(5,974)
Common stock repurchases	(357)	(9)
Indirect repurchase of shares of minimum statutory tax withholdings	(420)	(565)
Cash dividends paid	(1,225)	(808)
Proceeds from issuance of common stock	4	0
Net cash used in financing activities	(998)	(7,356)
Net increase (decrease) in cash and cash equivalents	587	(9,051)
Cash and cash equivalents at beginning of period	18,674	18,664
Cash and cash equivalents at end of period	$19,261	$9,613

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico, Denmark and the United Kingdom (“U.K.”) and serve a variety of domestic and international customers. All intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended September 28, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2013 as presented in the Company’s Annual Report on Form 10-K.

(3)	Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, though early adoption is permitted as is a retrospective application. We do not anticipate that the adoption of this standard will have a material effect on the Company’s results of operations, financial position or cash flows.

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

Our supply agreement with Dana Holding Corporation (“Dana”) expires on December 31, 2014, and our supply agreements with Meritor, Inc. (“Meritor”) expire on December 31, 2014 and May 2, 2015. For the nine months ended September 28, 2014, Dana and Meritor represented approximately 59% and 16% of our net revenue, respectively.

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

The parties have also asserted various damages claims against each other arising out of their prior supply agreement and have sought the assistance of a mediator and an arbitrator in connection with these disputes. Dana initiated an ancillary action in Ohio state court challenging the arbitrability of the existence and enforceability of the amended and restated supply agreement on January 17, 2014. The parties have conducted discovery; an arbitration hearing has been scheduled for January 2015, and a trial in the Ohio court has been scheduled for March 2015. In addition, Dana has notified us that it intends to terminate its supply relationship with us effective December 31, 2014 and to transition over 2,000 active part numbers, which we currently manufacture for Dana, to alternative suppliers at the expiration date of the original supply agreement. While we continue to communicate with Dana on a variety of potential resolutions to this dispute, we believe that it is unlikely that the arbitration or the Ohio state court action will be resolved prior to December 31, 2014. The failure to resolve this dispute with Dana on acceptable terms would have a material adverse effect on our financial condition and financial performance. Even if we prevail on the merits in the arbitration or litigation proceedings, there can be no assurance as to the size or timing of any monetary damages awarded, we may be unable to continue our supply relationship with Dana or we could continue our supply relationship with significantly reduced volumes or prices, any of which could have a material adverse effect on our financial condition and financial performance.

In addition, the failure to enter into an agreement with Meritor on acceptable terms, or the entry into agreements for fewer products or reduced volumes or prices would have a material adverse effect on our financial condition and financial performance.

The Company is exploring alternatives to address the various range of potential outcomes for both the Dana and Meritor supply agreements, including the complete or partial renewal of either or both supply relationships, pursuing new business opportunities with existing and potential customers, identifying alternative uses for the related assets and certain other contingency plans. The Company expects to have plans established and initiated prior to December 31, 2014 to mitigate the impact of the potential loss of a significant amount of business and to support the Company’s operations and provide sufficient liquidity to finance its operations for at least the next 12 months. However, there can be no assurance that our plans to mitigate the loss and to provide sufficient liquidity will be successful.

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

The Company periodically enters into research and development contracts with customers related primarily to key encryption products. When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method in accordance with Accounting Standards Codification (“ASC”) 605-28, Revenue Recognition – Milestone Method. The Company had one contract in process as of September 28, 2014 being accounted for under the milestone method. The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the deliverables to which the Company has committed in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software or regulatory agency certifications. All milestones under the contract in process as of September 28, 2014 were deemed substantive. During the three and nine months ended September 28, 2014, revenue recognized through the achievement of multiple milestones amounted to $75,000 and $2,375,000, respectively. During the three and nine months ended September 29, 2013, revenue recognized through the achievement of milestones amounted to $150,000. There are no performance, cancellation, termination or refund provisions in the arrangement that contain material financial consequences to the Company.

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

The Claim provided to the Company was agreed to by the Company and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, the Company recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement was deferred and recognized over the applicable period of the involvement. For the nine months ended September 28, 2014 and September 29, 2013, the Company recognized into revenue $6,493,000 and $6,000,000, respectively, related to the Claim. The Claim will be fully amortized as of December 31, 2014.

(8)	Other (Income) Expense, Net

During the nine months ended September 28, 2014, the Company recognized net gains of $714,000 within the Industrial Group from the receipt of federal grant funds for improvements made under a flood relief program. Additionally, the Company recognized foreign currency related gains of $314,000 and $219,000 for the three and nine months ended September 28, 2014, respectively, related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. For the three and nine months ended September 29, 2013, the Company recognized net losses of $37,000 and net gains of $1,645,000, respectively, related to the disposition of idle assets and foreign currency related losses of $69,000 and $455,000, respectively. These gains and losses are included in other (income) expense, net on the consolidated statements of operations.

(9)	Earnings (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 786,000 potential common shares excluded from diluted earnings per share for the nine months ended September 28, 2014. For the three months ended September 28, 2014 and for the three and nine months ended September 29, 2013, diluted weighted average common shares does not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

(Loss) income attributable to stockholders:
Net (loss) income as reported	$(1,159)	$(1,995)	$863	$(9,948)
Less dividends declared attributable to restricted award holders	(15)	(12)	(46)	(35)
Net income (loss) allocable to common stockholders	$(1,174)	$(2,007)	$817	$(9,983)

Income (loss) per common share attributable to stockholders:
Basic	$(0.06)	$(0.10)	$0.04	$(0.52)
Diluted	$(0.06)	$(0.10)	$0.04	$(0.52)

Weighted average shares outstanding – basic	19,612	19,373	19,564	19,303
Weighted average additional shares assuming conversion of potential common shares	0	0	43	0
Weighted average shares outstanding – diluted	19,612	19,373	19,607	19,303

(10)	Inventory

Inventory consisted of the following (in thousands):

	September 28,	December 31,
	2014	2013
	(Unaudited)
Raw materials	$20,577	$19,372
Work in process	16,387	16,436
Finished goods	5,260	5,017
Reserve for excess and obsolete inventory	(6,734)	(6,403)
	$35,490	$34,422

(11)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 28,	December 31,
	2014	2013
	(Unaudited)
Land and land improvements	$2,952	$2,999
Buildings and building improvements	26,548	26,053
Machinery, equipment, furniture and fixtures	164,148	161,207
Construction in progress	2,149	2,133
	195,797	192,392
Accumulated depreciation	(155,089)	(147,709)
	$40,708	$44,683

The Industrial Group performed an asset recoverability test for its fixed asset group totaling approximately $36,016,000 of carrying value as of September 28, 2014. The Company concluded that the undiscounted sum of estimated future cash flows exceeded the carrying value for such asset group, and accordingly, no impairment was recognized. Additionally, the Company received fair market value appraisals for the Industrial Group’s personal property from an independent third party during the third quarter of 2014, which exceeds the carrying value for the Industrial Group’s fixed asset group as of September 28, 2014.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Industrial Group	$82,555	$66,650	$242,104	$212,231
Electronics Group	7,649	9,628	25,457	24,624
	$90,204	$76,278	$267,561	$236,855
Gross profit (loss):
Industrial Group	$9,299	$7,417	$31,836	$24,385
Electronics Group	(1,090)	(156)	(2,236)	(712)
	$8,209	$7,261	$29,600	$23,673
Operating income (loss):
Industrial Group	$5,373	$4,628	$20,526	$15,989
Electronics Group	(3,645)	(3,521)	(9,890)	(18,116)
General, corporate and other	(1,908)	(2,082)	(6,719)	(6,418)
	$(180)	$(975)	$3,917	$(8,545)

	September 28,	December 31,
	2014	2013
	(Unaudited)
Total assets:
Industrial Group	$119,396	$100,593
Electronics Group	30,509	29,689
General, corporate and other	17,932	16,001
	$167,837	$146,283

(13)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets as of September 28, 2014 and December 31, 2013, was $1,035,000 and $1,439,000, respectively. The Company’s warranty expense for the nine months ended September 28, 2014 and September 29, 2013 was $108,000 and $579,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of September 28, 2014 and December 31, 2013, the Company had deferred $938,000 and $1,567,000, respectively, related to extended warranties.

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

As of September 28, 2014, the Company had outstanding purchase commitments of approximately $7,232,000, primarily for the acquisition of inventory and manufacturing equipment. As of September 28, 2014, the Company also had outstanding letters of credit of $768,000 primarily under the aforementioned captive insurance program.

(14)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 35% and for its foreign operations at a statutory rate of 30% in 2014 and 2013. The Company’s foreign operations were also subject to minimum income taxes in periods prior to 2014 where positive cash flows exceeded taxable income. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

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

(15)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Service cost	$3	$6	$9	$18
Interest cost on projected benefit obligation	447	413	1,342	1,239
Net amortizations, deferrals and other costs	133	206	398	618
Expected return on plan assets	(599)	(631)	(1,798)	(1,892)
	$(16)	$(6)	$(49)	$(17)

(16)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 28,	December 31,
	2014	2013
	(Unaudited)
Foreign currency translation adjustments	$(4,993)	$(4,435)
Employee benefit related adjustments – U.S.	(12,996)	(12,996)
Employee benefit related adjustments – Mexico	(303)	(303)
Accumulated other comprehensive loss	$(18,292)	$(17,734)

(17)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount, which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at September 28, 2014 and December 31, 2013 under the Company’s credit facility entered into on May 12, 2011 (the “Credit Facility”) approximates fair value because the borrowing interest rates are for terms of less than six months and have rates that reflect currently available terms and conditions for similar debt.

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

We focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management. These contracts, many of which are sole-source by part number and, historically, have been renewed for sufficient periods to enable us to invest in leading-edge processes or technologies to help our customers remain competitive. The productivity, flexibility and economies of scale that can result offer an important opportunity for differentiating ourselves from our competitors when it comes to cost, quality, reliability and customer service.

Industrial Group Outlook

General economic and industry specific conditions have begun to stabilize for our Industrial Group, and improvements in the overall U.S. economy contributed to improved consumer confidence levels in 2014. In North America, production levels for light, medium and heavy duty trucks have steadily increased over the past four years from a low in the depressed economic environment of 2008 and 2009. Subject to the renewal of our supply contracts with Dana Holding Corporation (“Dana”) and Meritor, Inc. (“Meritor”), we continue to expect modest growth in production levels within our Industrial Group through 2015.

Our supply agreement with Dana expires on December 31, 2014, and our supply agreements with Meritor expire on December 31, 2014 and May 2, 2015. For the nine months ended September 28, 2014, Dana and Meritor represented approximately 59% and 16%, of our net revenue, respectively.

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

The parties have also asserted various damages claims against each other arising out of their prior supply agreement and have sought the assistance of a mediator and an arbitrator in connection with these disputes. Dana initiated an ancillary action in Ohio state court challenging the arbitrability of the existence and enforceability of the amended and restated supply agreement on January 17, 2014. The parties have conducted discovery; an arbitration hearing has been scheduled for January 2015, and a trial in the Ohio court has been scheduled for March 2015. In addition, Dana has notified us that it intends to terminate its supply relationship with us effective December 31, 2014 and to transition over 2,000 active part numbers, which we currently manufacture for Dana, to alternative suppliers at the expiration date of the original supply agreement. While we continue to communicate with Dana on a variety of potential resolutions to this dispute, we believe that it is unlikely that the arbitration or the Ohio state court action will be resolved prior to December 31, 2014. The failure to resolve this dispute with Dana on acceptable terms would have a material adverse effect on our financial condition and financial performance. Even if we prevail on the merits in the arbitration or litigation proceedings, there can be no assurance as to the size or timing of any monetary damages awarded, we may be unable to continue our supply relationship with Dana or we could continue our supply relationship with significantly reduced volumes or prices, any of which could have a material adverse effect on our financial condition and financial performance.

In addition, the failure to enter into an agreement with Meritor on acceptable terms, or the entry into agreements for fewer products or reduced volumes or prices would have a material adverse effect on our financial condition and financial performance.

The Company is exploring alternatives to address the various range of potential outcomes for both the Dana and Meritor supply agreements, including the complete or partial renewal of either or both supply agreements, pursuing new business opportunities with existing and potential customers, identifying alternative uses for the related assets and certain other contingency plans. The Company expects to have plans established and begin initiating such plans prior to December 31, 2014 to mitigate the impact of the potential loss of a significant amount of business and to support the Company’s operations and provide sufficient liquidity to finance its operations for at least the next 12 months. However, there can be no assurance that our plans to mitigate the loss and to provide sufficient liquidity will be successful.

Electronics Group Outlook

We continue to face challenges within the Electronics Group, such as the conclusion of several U.S. Department of Defense programs that the Company supported as a subcontractor, the loss of a key commercial space customer who decided to begin insourcing programs that had been previously outsourced to the Electronics Group, the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally, the emergence of new competitors to our product and service offerings, as well as federal government spending uncertainties in the U.S. and the allocation of funds by the U.S. Department of Defense.

The Electronics Group’s revenue has declined year-over-year since 2009 primarily due to our inability to replace the declining demand for certain legacy products and services with competitive new offerings. While we have begun to generate some revenue from the ramp up of new electronic manufacturing services and other technical service programs, we do not yet have a strong pipeline of programs or other contract awards to replace our legacy programs in the near term. The Company is continuing to develop new products and pursuing new programs to attempt to replenish its revenue stream within the Electronics Group.

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

As a result, the Company expects ongoing uncertainty and the potential for further revenue declines within this segment for at least the next twelve months. For the longer term, we are continuing to evaluate new investments in products and programs to further improve the attractiveness of our business portfolio, with a specific emphasis on trusted solutions for identity management, cryptographic key distribution and cyber analytics. There can be no assurance that the Company’s investment in and efforts to introduce new products and services will result in new business or revenue. In addition, while the Company continues to evaluate and implement cost reduction measures in this segment, the Company’s currently contemplated cost reduction measures may not be able to reduce its cost structure to offset the impact of lower revenues. Should revenues fail to increase in future periods, the Company is considering further cost reductions or other downsizing measures, which could be costly and adversely impact our financial performance.

Results of Operations

The tables below compare our segment and consolidated results for the three and nine month periods of operations of 2014 to the three and nine month periods of operations of 2013. The tables present the results for each period, the change in those results from 2013 to 2014 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended September 28, 2014 Compared to Three Months Ended September 29, 2013

			Year Over	Year Over Year	Results as Percentage of
			Year	Percentage	Net Revenue for the
	Three Months Ended		Change	Change	Three Months Ended
	Sept. 28,	Sept. 29,	Favorable	Favorable	Sept. 28,	Sept. 29,
	2014	2013	(Unfavorable)	(Unfavorable)	2014	2013
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$82,555	$66,650	$15,905	23.9%	91.5%	87.4%
Electronics Group	7,649	9,628	(1,979)	(20.6)	8.5	12.6
Total	90,204	76,278	13,926	18.3	100.0	100.0
Cost of sales:
Industrial Group	73,256	59,233	(14,023)	(23.7)	88.7	88.9
Electronics Group	8,739	9,784	1,045	10.7	114.3	101.6
Total	81,995	69,017	(12,978)	(18.8)	90.9	90.5
Gross profit (loss):
Industrial Group	9,299	7,417	1,882	25.4	11.3	11.1
Electronics Group	(1,090)	(156)	(934)	(598.7)	(14.3)	(1.6)
Total	8,209	7,261	948	13.1	9.1	9.5
Selling, general and administrative	8,273	7,689	(584)	(7.6)	9.2	10.1
Research and development	116	547	431	78.8	0.1	0.7
Operating income (loss)	(180)	(975)	795	81.5	(0.2)	(1.3)
Interest expense, net	179	124	(55)	(44.4)	0.2	0.2
Other (income) expense, net	(397)	38	435	NM	(0.4)	0
Income (loss) before taxes	38	(1,137)	1,175	NM	0.0	(1.5)
Income tax expense	1,197	858	(339)	(39.5)	1.3	1.1
Net income (loss)	$(1,159)	$(1,995)	$836	41.9%	(1.3)%	(2.6)%

Nine Months Ended September 28, 2014 Compared to Nine Months Ended September 29, 2013

			Year Over	Year Over Year	Results as Percentage of
			Year	Percentage	Net Revenue for the
	Nine Months Ended		Change	Change	Nine Months Ended
	Sept. 28,	Sept. 29,	Favorable	Favorable	Sept. 28,	Sept. 29,
	2014	2013	(Unfavorable)	(Unfavorable)	2014	2013
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$242,104	$212,231	$29,873	14.1%	90.5%	89.6%
Electronics Group	25,457	24,624	833	3.4	9.5	10.4
Total	267,561	236,855	30,706	13.0	100.0	100.0
Cost of sales:
Industrial Group	210,268	187,846	(22,422)	(11.9)	86.9	88.5
Electronics Group	27,693	25,336	(2,357)	(9.3)	108.8	102.9
Total	237,961	213,182	(24,779)	(11.6)	88.9	90.0
Gross profit (loss):
Industrial Group	31,836	24,385	7,451	30.6	13.1	11.5
Electronics Group	(2,236)	(712)	(1,524)	(214.0)	(8.8)	(2.9)
Total	29,600	23,673	5,927	25.0	11.1	10.0
Selling, general and administrative	25,406	22,445	(2,961)	(13.2)	9.5	9.5
Research and development	277	2,843	2,566	90.3	0.1	1.2
Amortization of intangible assets	—	30	30	NM	—	0.0
Impairment of goodwill	—	6,900	6,900	NM	—	(0.6)
Operating income (loss)	3,917	(8,545)	12,462	NM	1.5	(3.6)
Interest expense, net	466	390	(76)	(19.5)	0.2	0.2
Other (income), net	(850)	(1,416)	(566)	(40.0)	(0.3)	(0.6)
Income (loss) before taxes	4,301	(7,519)	11,820	NM	1.6	(3.2)
Income tax expense	3,438	2,429	(1,009)	(41.5)	1.3	1.0
Net income (loss)	$863	$(9,948)	$10,811	NM	0.3%	(4.2)%

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group for the three and nine month periods ended September 28, 2014 increased $15.9 million and $29.9 million from the prior year comparable periods, respectively. Increased volumes accounted for $15.7 million and $29.2 million of the increase in revenue for the three and nine months ended September 28, 2014, respectively, while pricing accounted for $0.2 million and $0.7 million, respectively. The increases in volumes are primarily attributable to the overall improvement in the class 5-8 North American commercial vehicle market and increased demand for components for the trailer and light truck markets.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group for the three months ended September 28, 2014 decreased $2.0 million from the prior year comparable period, primarily as a result of a decrease in sales of certain data systems products. Net revenue for the nine months ended September 28, 2014 increased $0.8 million from the prior year comparable period, primarily reflecting the ramp up of new electronic manufacturing service programs. The Electronics Group’s outlook continues to be negatively affected by budgetary and funding uncertainty within the U.S. Department of Defense and other factors. See “Electronics Group Outlook” above.

Gross Profit. The Industrial Group’s gross profit increased $1.9 million to $9.3 million for the three months ended September 28, 2014 from $7.4 million in the prior year comparable period. The net increase in sales volumes and pricing resulted in increased gross profit of approximately $2.6 million and $0.2 million, respectively, for the three months ended September 28, 2014 and depreciation expense declined $0.6 million. Partially offsetting this was approximately $1.2 million of additional costs for increased maintenance and repair on manufacturing equipment, overtime charges and other labor inefficiencies, and increased supplies, scrap and other expenses during the three months ended September 28, 2014. A change in revenue mix for the sale of certain oil and gas products also resulted in a decrease in gross profit of approximately $0.3 million for the three month period. For the nine months ended September 28, 2014, the Industrial Group’s gross profit increased $7.4 million to $31.8 million from $24.4 million in the prior year comparable period. The net increase in sales volumes and pricing resulted in increased gross profit of approximately $5.8 million and $0.6 million, respectively, for the nine month period ended September 28, 2014 and depreciation expense declined $1.3 million. The additional maintenance, repair, labor, supply, scrap and other expenses described above for the three month period resulted in a net decrease in gross profit for the nine month period of approximately $0.3 million.

The decline in revenue for the comparable three month period of $2.0 million discussed above for the Electronics Group contributed to a $0.9 million reduction in gross profit. Gross profit for the Electronics Group for the comparable three and nine month periods was also impacted by a less profitable mix of product and service offerings. Although variable contribution margins for the Electronics Group’s programs are positive for all periods presented, the under-absorbed fixed costs at the corresponding levels of revenue has resulted in negative results at the gross profit line. The challenges for both revenue growth and cost reduction discussed above under the “Electronics Group Outlook” are reflected in this lack of profitability, and management is evaluating countermeasures to more closely align its cost structure with the revenue outlook during the next twelve months.

Selling, General and Administrative. Selling, general and administrative expense increased by $0.6 million and $3.0 million for the three and nine month periods ended September 28, 2014, respectively, as compared to the same periods in 2013 primarily as a result of an increase in legal expenses regarding contract negotiations (see Note 4 “Customer Contract Negotiations” to the consolidated financial statements in this Quarterly Report on Form 10-Q). Selling, general and administrative expense decreased as a percentage of revenue to 9.2% and 9.5% for the three and nine month periods ended September 28, 2014, respectively, as compared to 10.1% and 9.5% for the prior year comparable periods.

Research and Development. Research and development costs were $0.1 million and $0.3 million for the three and nine months ended September 28, 2014, respectively, as compared to $0.5 million and $2.8 million for the three and nine month comparable 2013 periods. Certain research and development projects during the three and nine month periods of 2014 have been customer funded and therefore reduced the level of investment required by the Company from 2013. In addition, the Company has prioritized, and in some cases suspended or deferred, discretionary investment levels which could adversely impact our ability to develop new products or service offerings.

Impairment of Goodwill. Goodwill is tested for impairment annually as of December 31 or more frequently if impairment indicators arise. If impairment indicators arise, a step one assessment is performed to identify any possible goodwill impairment in the period in which the indicator is identified. Beginning in March 2013, we noted certain indicators relating to our Electronics Group reporting unit that were significant enough to conclude that an impairment indicator existed as of March 31, 2013. Specifically, the Company experienced emerging uncertainty regarding certain key programs within the Electronics Group’s space business beginning in the latter part of the first quarter of 2013, as one key customer communicated its strategic sourcing decision to begin insourcing programs that had been previously outsourced to the Electronics Group. As a result, the Electronics Group’s short term revenue forecasts were materially affected. Further, the Company experienced a decline in the market value of its equity subsequent to March 31, 2013. As a result of the analysis, the Electronics Group’s goodwill was deemed to be impaired as of March 31, 2013, resulting in a non-cash impairment charge of $6.9 million, representing the segment’s entire goodwill balance.

Interest Expense. Interest expense for the three and nine months ended September 28, 2014 increased slightly relative to the comparable 2013 periods. The weighted average interest rate was 2.6% and 2.5% for the three and nine month periods of 2014, as compared to 2.3% and 2.5% for the three and nine month periods of 2013, respectively. Additionally, our weighted average debt outstanding increased to $19.2 million and $16.5 million for the three and nine month periods of 2014, respectively, from $13.5 million and $13.3 million during the three and nine month periods of 2013, respectively.

Other (Income) Expense, Net. The Company recognized foreign currency related gains of approximately $0.3 million during the three months ended September 28, 2014 related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. The Company recognized other income of $0.9 million for the nine months ended September 28, 2014 compared to other income of $1.4 million for the nine months ended September 29, 2013, respectively. During the nine months ended September 28, 2014, the Company recognized gains of $0.7 million within the Industrial Group from the receipt of federal grant funds for improvements made under a flood relief program, along with foreign currency related gains of $0.2 million. During the nine months ended September 29, 2013, the Company recognized net gains of $1.7 million related to the disposition of idle assets partially offset by foreign currency related losses of $0.5 million.

Income Taxes. Income tax expense for the three and nine months ended September 28, 2014 was $1.2 million and $3.4 million, respectively, as compared to $0.9 million and $2.4 million for the three and nine months ended September 29, 2013, respectively. Income tax expense for all periods primarily represents tax on foreign operations at the statutory rate of 30%. In the U.S., our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, no federal income tax expense or benefit was recognized on the pre-tax income or losses in the U.S. for all periods presented as valuation allowance adjustments offset the associated tax effect. However, the Company has provided for certain state taxes for the comparable three and nine month periods.

Liquidity, Capital Resources

The Company’s Credit Facility provides potential total availability of up to $50.0 million with an option, subject to certain conditions, to increase total potential availability to $60.0 million in the future. Loans made under the Credit Facility will mature and the commitments thereunder will terminate in May 2016. Actual borrowing availability under the Credit Facility depends upon a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. Based on that calculation, at September 28, 2014, we had actual total borrowing availability under the Credit Facility of $35.9 million, of which we had drawn $25.0 million, leaving $10.1 million available for borrowing, after accounting for the letter of credit described below. Along with an unrestricted cash balance of $19.3 million, we had total cash and available borrowing capacity of $29.4 million as of September 28, 2014. Approximately $2.9 million of the unrestricted cash balance relates to our Mexican subsidiaries. Standby letters of credit up to a maximum of $5.0 million may be issued under the Credit Facility of which $0.8 million were issued at September 28, 2014. Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

We also had purchase commitments totaling approximately $7.2 million at September 28, 2014, primarily for inventory and manufacturing equipment.

The Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, pay dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates. In addition, if the Company's availability under the Credit Facility falls below $6.0 million (or $8.0 million for a period of 5 or more consecutive days), the Company must maintain a fixed charge coverage ratio of at least 1.15 to 1.00. As of September 28, 2014, the Company was in compliance with all covenants.

The Company’s Credit Facility also contains a subjective acceleration clause which allows the lender to accelerate payments on current borrowings and discontinue availability under the Credit Facility based on its subjective assessment of potential events which could have a material adverse effect on the Company’s operations. Management does not expect that the lender will exercise this clause of the Credit Facility but should this occur, the Company’s liquidity could be substantially impaired. Based on management’s assessment current circumstances, management does not believe this clause impacts the long-term balance sheet classification of the borrowings under the Credit Facility.

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

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. The outcome of the dispute with Dana could have a material adverse impact on our liquidity. However, the Company has developed, and expects to execute, alternative plans based on our current view of various potential risks and opportunities. We believe that we would have sufficient liquidity from cash flows from operations, existing cash resources or potential borrowings under our credit facility to fund our operations for at least the next 12 months. However, changing business, regulatory and economic conditions could cause our actual results to vary from our forecasts.

Financial Condition

Operating Activities. Net cash provided by operating activities was $6.0 million in the first nine months of 2014 as compared to a use of cash of $0.9 million in the same period of 2013. Cash of $23.0 million was used to finance increased accounts receivables in the first nine months of 2014 resulting from higher revenues and a change in payment terms with one of our largest customers. Similarly, increases in accounts payable provided cash of $23.0 million. Cash of $2.0 million was used to finance an increase in inventory during the first nine months of 2014, primarily to support higher volumes within our Industrial Group. Accrued liabilities increased and provided cash of $5.4 million, primarily reflecting the net impact of $5.8 million received from customers related to deferred revenue on certain Electronics Group programs, offset by the amortization of approximately $1.1 million of deferred revenue for shipments on another Electronics Group program and the timing of foreign income tax payments within our Industrial Group.

Investing Activities. Net cash used by investing activities was $4.5 million for the first nine months of 2014 as compared to net cash used of $0.8 million for the first nine months of 2013. Net cash used by investing activities for the first nine months of 2014 included $4.5 million of capital expenditures. Net cash used by investing activities for the first nine months of 2013 included $3.1 million of capital expenditures partially offset by proceeds of $2.3 million from the sale of idle assets primarily within the Industrial Group.

Financing Activities. Net cash used in financing activities was $1.0 million for the first nine months of 2014 as compared to $7.4 million for the first nine months of 2013. Net cash used in financing activities for the first nine months of 2014 includes dividend payments of $1.2 million and payments of $0.8 million for the repurchase of stock and minimum statutory tax withholdings on stock-based compensation, partially offset by an increase in debt of $1.0 million on the Credit Facility. During the first nine months of 2013, the Company reduced its debt under the Credit Facility by $6.0 million, paid dividends of $0.8 million and paid $0.6 million for minimum statutory tax withholdings on stock-based compensation during the first nine months of 2013.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no significant changes in our critical accounting policies during the nine months ended September 28, 2014.

Forward-looking Statements

This Quarterly Report on Form 10-Q, and our other oral or written communications, may contain “forward-looking” statements. These statements may include our expectations or projections about the future of our industries, business strategies, plans, projections, potential acquisitions liquidity or financial results and our views about developments or outcomes beyond our control, including domestic or global economic conditions, trends and market developments. Specifically, statements regarding the possible resolution of the dispute with Dana, the outcome of our negotiations with Dana and Meritor, and the impact on such uncertainties on our liquidity and financial performance, are forward-looking statements. These and all other forward-looking statements are based on management’s views and assumptions at the time originally made, and, except as required by law, we undertake no obligation to update these statements, even if, for example, they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views will come to pass, and undue reliance should not be placed on these forward-looking statements.

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: reliance on major customers or suppliers, especially in the automotive or aerospace and defense electronics sectors, including the risk of potentially adverse outcomes in ongoing contract renewal disputes and negotiations with Dana Holding Corporation and Meritor Inc.; our failure to develop and implement plans to mitigate the impact of any loss of or reduction in the Dana supply relationship or to adequately diversify our revenue sources on a timely basis; our ability to successfully develop, launch or sustain new products and programs; dependence on, retention or recruitment of key employees especially in challenging markets; inventory valuation risks including excessive or obsolescent valuations; potential impairments, non-recoverability or write-offs of assets or deferred costs; our inability to successfully complete definitive agreements for our targeted acquisitions due to negative due diligence findings or other factors; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers; declining revenues and backlog in our aerospace and defense business lines as we attempt to transition from legacy products and services into new market segments and technologies; the costs of compliance with our auditing, regulatory or contractual obligations; the costs and supply of, or access to, debt, equity capital, or insurance; fees, costs or other dilutive effects of refinancing, or compliance with covenants; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost and availability of raw materials such as steel, component parts, natural gas or utilities; regulatory actions or sanctions (including FCPA, OSHA and Federal Acquisition Regulations, among others); potential weaknesses in internal controls over financial reporting and enterprise risk management; disputes or litigation involving customer, supplier, employee, lessor, landlord, creditor, stockholder, product liability or environmental claims; U.S. government spending on products and services that our Electronics Group provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; breakdowns, relocations or major repairs of machinery and equipment; pension valuation, health care or other benefit costs; labor relations; strikes; union negotiations; cyber security threats and disruptions; changes or delays in customer budgets, funding or programs; failure to adequately insure or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties. For more information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

PART II.         OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation matters arising in the normal course of business. As previously disclosed, Sypris and Dana are engaged in various disputes regarding the existence and enforceability of an amended and restated supply agreement as well as certain items under the prior supply agreement with Dana (see Note 4 “Customer Contract Negotiations” to the consolidated financial statements in this Quarterly Report on Form 10-Q.)

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our shares of common stock repurchased during the third quarter ended September 28, 2014 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	PMaximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (b)
6/30/2014 – 7/27/2014	21,238	$5.68	21,238	$3,946
7/28/2014 – 8/24/2014	—	$—	—	$3,946
8/25/2014 – 9/28/2014	—	$—	—	$3,946

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	November 4, 2014	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Treasurer (Principal Financial Officer)

Date:	November 4, 2014	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)