Form 10-K
period 2014-12-31
SYPRIS SOLUTIONS INC
filed 2015-03-31
CIK 864240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2014.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive	(Registrant’s telephone number,
offices, including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2014) was $62,343,462.

There were 20,456,044 shares of the registrant’s common stock outstanding as of March 10, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 5, 2015 are incorporated by reference into Part III to the extent described therein.

In this Annual Report on Form 10-K, “Sypris,” “the Company,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1.    Business

General

We were formed as a Delaware corporation in 1997. We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design and other technical services, often under sole-source contracts with corporations and government agencies principally in the markets for industrial manufacturing and aerospace and defense electronics.

We are organized into two business groups, the Industrial Group and the Electronics Group. The Industrial Group, which is comprised of Sypris Technologies, Inc. and its subsidiaries, generates revenue primarily from the sale of goods and manufacturing services to customers in the market for truck components and assemblies and from the sale of products to the energy and chemical markets. The Electronics Group, which is comprised of Sypris Electronics, LLC and its subsidiary, generates revenue primarily from the sale of manufacturing services, technical services and products to customers in the market for aerospace and defense electronics.

We focus on those markets where we believe we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry participants that embrace multi-year contractual relationships as a strategic component of their supply chain management. These contracts, many of which are sole-source by part number and, historically, have been renewed for terms of up to five years, create opportunities to invest in leading-edge processes or technologies to help our customers remain competitive. The productivity, flexibility and economies of scale that can result offer an important opportunity for differentiating ourselves from the competition when it comes to cost, quality, reliability and customer service.

Industrial Manufacturing Group (the Industrial Group). Through our Industrial Group, we are a significant supplier of forged and machined components, serving the commercial vehicle, off highway vehicle, light truck and energy markets in North America. We have the capacity to produce drive train components including axle shafts, gear sets, differential cases, steer axle forgings, and other components for ultimate use by the leading truck manufacturers, including Ford Motor Company (Ford), Freightliner LLC (Freightliner), Mack Trucks, Inc. (Mack), Navistar International Corporation (Navistar), PACCAR, Inc. (PACCAR) and Volvo Truck Corporation (Volvo). We also supply Meritor Inc. (Meritor) with trailer axle beams for use by the leading trailer manufacturers, including Great Dane Limited Partnership (Great Dane), Hyundai Motor Company (Hyundai), Stoughton Trailers, LLC (Stoughton), Utility Trailer Manufacturing Company (Utility) and Wabash National Corporation (Wabash). We support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies. Over the past several years, we had implemented a restructuring plan that allowed us to adjust our overhead and infrastructure to be more in line with projected levels of customer demand and market requirements. The plan was largely successful, resulting in significant and permanent cost reductions that have lowered our operating breakeven levels. The plan also included a diversification strategy which has resulted in the recent addition of long-term agreements with Eaton Corporation (Eaton) and American Axle & Manufacturing, Inc., under which we supply forgings. We have recently initiated a similar effort to meet the new challenges of reduced revenues from Dana Holding Corporation (Dana), traditionally our largest customer. In 2014 and 2013, Dana represented approximately 59% and 58% of our net revenue, respectively. In 2015, we do not expect to continue doing business directly with Dana, although we may have new opportunities to supply certain of Dana’s competitors who are in some cases gaining market share with Dana’s customers. Due to the loss of our largest customer, we will need to cut costs and rebuild our revenues over time. While we hope to take advantage of our excess capacity through these ongoing actions, especially if global economic conditions and the strength of the commercial vehicle industry remain at historically high levels, there can be no assurances that such conditions will continue or that our efforts to cut costs will be successful. See “Risk Factors – Customer contracts may not be renewed on acceptable terms or at all. Our largest customer Dana has repudiated our supply relationship” in Part I, Item 1A of this Annual Report on Form 10-K. Our sales of engineered products such as pressurized closures, insulated joints and other specialty products, primarily to oil and gas pipelines and related energy markets have remained an independent source of diversified revenues and are becoming an area of greater focus for the Company going forward. We are continually exploring new product developments and potential new markets, which will be an increasing area of focus for the Company going forward.

Aerospace & Defense Electronics Group (the Electronics Group). Our Electronics Group is organized around three primary business lines: Information Security Solutions (ISS), Electronic Manufacturing Services (EMS) and Cyber Security and Analytics (Cyber).

●      Information Security Solutions (ISS). Our ISS business provides solutions in secure communications, global electronic key management, Sypris Data Systems branded products, and product design and development to the U.S. Government, both defense and civilian agencies, international government agencies, as well as worldwide aerospace and defense prime contractors. This group has several contracts with the Department of Defense to design and build information assurance products, including link encryptors, data recording products and electronic key fill devices.

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

●    Cyber Security and Analytics (Cyber). Our Cyber business includes a variety of software, hardware and service solutions designed to help our customers better train and equip their security personnel to protect their operations and sensitive information from theft, disruption or other harm in an increasing hostile and volatile, global cyber environment.

The industry and business environment of our Electronics Group continues to be shaped by policy and budget decisions of the U.S. Government, as well as economic conditions. Recent actions of Congress and the Administration indicate an ongoing emphasis on federal budget deficit reduction. It is likely that U.S. government discretionary spending levels for Fiscal Year 2016 and beyond will continue to be subject to significant pressure, including risk of future sequestration cuts. Significant uncertainty also continues with respect to program-level appropriations for the U.S. Department of Defense (U.S. DoD) and other government agencies within the overall budgetary framework described above. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorization and appropriations process could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows. Our Electronics Group accounted for approximately 9% of net revenue in 2014.

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

Market conditions for our ISS and Cyber businesses are expected to be favorable over the long term, given the growing cyber security and intelligence markets. However, market conditions for our EMS business, dedicated to the aerospace and defense market, are characterized by a number of obstacles. The nature of providing outsourced manufacturing services to the aerospace and defense electronics industry differs substantially from the commercial electronics manufacturing industry. The cost of failure can be extremely high, the manufacturing requirements are typically complex and products are produced in relatively small quantities. Companies that provide these manufacturing services are required to maintain and adhere to a number of strict and comprehensive certifications, security clearances and traceability standards. As mentioned above, U.S. Government and private customer spending levels remain uncertain.

Our Business Strategy

Our objective is to improve our position in each of our core markets by increasing our number of multi-year contracts with customers and investing in highly innovative and efficient production capacity to remain competitive on a global scale. We intend to serve our customers and achieve this objective by continuing to:

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

Dedicate our Resources to Support Strategic Partnerships. We will continue to prioritize our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management and have the potential for long-term growth. We prefer contracts that are sole-source by part number so we can work closely with the customer to the mutual benefit of both parties. Meritor and Meritor’s Brazilian subsidiary have awarded us with sole-source supply agreements for certain parts that run through at least 2015 and 2016, respectively. During 2013, Sypris and Dana executed an amendment to extend our current sole-source supply agreement through 2019. While Dana has repudiated this amendment, we are seeking to enforce the amendment through pending arbitration and litigation proceedings (see “Risk Factors – Customer contracts may not be renewed on acceptable terms or at all. Our largest customer Dana has repudiated our supply relationship” in Part I, Item 1A of this Annual Report on Form 10-K). In 2015, we do not expect to do any significant business directly with Dana, and we intend re-allocate resources to other long-term multi-year contractual relationships or opportunities in the Industrial and Electronics Groups.

Pursue the Strategic Acquisition of Assets. Over the long term, we may consider the strategic acquisition of assets to consolidate our position in our core markets, expand our presence outside the U.S., create or strengthen our relationships with leading companies and expand our range of value-added services in return for multi-year supply agreements. We target assets that can be integrated with our core businesses and that can be used to support other customers, thereby improving asset utilization and achieving greater productivity, flexibility and economies of scale.

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

We believe that the number and duration of our strategic relationships should enable us to invest in our business with greater certainty and with less risk than others that do not benefit from the type of longer term contractual commitments we have historically received from certain key customers. The investments we make in support of these contracts are targeted to provide us with the productivity, flexibility, technological edge and economies of scale that we believe will help to differentiate us from the competition in the future when it comes to cost, quality, reliability and customer service.

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

Industrial Manufacturing Services. We offer our customers a wide range of capabilities, including automated forging, extruding, machining, induction hardening, heat-treating and testing services to meet the exacting requirements. We also design and fabricate production tooling, manufacture prototype products and provide other value-added services for our customers. Our manufacturing services contracts for the truck components and assemblies markets are generally sole-source by part number. Part numbers may be specified for inclusion in a single model or a range of models. Where we are the sole-source provider by part number, we are the exclusive provider to our customer of the specific parts and for any replacements for these parts that may result from a design or model change for the duration of the manufacturing contract.

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

Products

In addition to our outsourced contract manufacturing services, we offer specialized products including light weight axle components, digital and analog data systems and encryption devices used in military applications, a variety of cyber security training and identity authentication solutions, and specialty closures and joints used in pipeline and chemical systems. As we look to grow our products business and seek to replace the revenues lost from the Dana relationship, greater emphasis will be placed on the commercialization of new products to broaden our portfolio and meet the needs of our customers.

Our Customers

Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offerings. Our five largest customers in 2014 were Dana, Meritor, Sistemas Corporation (Sistemas), Axle Alliance and Northrop Grumman, which in the aggregate accounted for 85% of net revenue. Our five largest customers in 2013 were Dana, Meritor, Sistemas, Northrop Grumman and Eaton, which in the aggregate accounted for 81% of net revenue. In 2014, Dana and Meritor represented approximately 59% and 16% of our net revenue, respectively. In 2013, Dana and Meritor represented approximately 58% and 15% of our net revenue, respectively. In addition, U.S. governmental agencies accounted for 2% and 3% of net revenue in 2014 and 2013, respectively. Dana has repudiated the extension of our long term supply agreement and is not expected to be a direct customer in 2015 (see “Risk Factors – Customer contracts may not be renewed on acceptable terms or at all. Our largest customer Dana has repudiated our supply relationship.” in Part I, Item 1A of this Annual Report on Form 10-K).

Geographic Areas and Currency Fluctuations

We are located in the U.S., Mexico, Denmark and the U.K. Our Mexican subsidiaries and affiliates are a part of our Industrial Group and manufacture and sell a number of products similar to those the Industrial Group produces in the U.S. Our Denmark subsidiary is a sales office and is part of our Electronics Group. Our U.K subsidiary is a sales office and is part of our Industrial Group. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have primarily impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiaries, because the vast majority of our transactions are denominated in U.S. dollars. For the year ended December 31, 2014, other income, net, included foreign currency transaction gains of $0.7 million. For 2013, other income, net, included foreign currency transaction losses of $0.3 million.

Net revenues from Mexican operations, primarily from Dana, were $111.2 million, or 31%, and $95.4 million, or 31%, of our consolidated net revenues in 2014 and 2013, respectively. The loss of Dana’s revenues will create significant challenges for the Company, especially in the near-term as we seek to control our costs while rebuilding and diversifying our customer base. In 2014, net income from our Mexican operations was $10.8 million, as compared to our consolidated net loss of $1.2 million. In 2013, net income from our Mexican operations was $7.7 million, as compared to our consolidated net loss of $9.9 million. You can find more information about our regional operating results, including our export sales, in “Note 20 Segment Information” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Since January 1, 2015, a number of Dana’s customers and suppliers have contacted us, requesting that we either supply component parts to them, directly to Dana or to Dana’s competitors. We are continuing to explore these various opportunities as they arise, but there can be no assurances that our efforts to develop new sources of revenues will be successful.

Competition

The markets that we serve are highly competitive, and we compete against numerous domestic companies in addition to the internal capabilities of some of our customers. In the truck components and assemblies market, we compete primarily against other component suppliers such as Ramkrishna Forgings Limited, Mid-West Forge, Inc., GNA Axles Limited, US Manufacturing Corporation, Spencer Forge and Machine, Inc. and Traxle, which serve as suppliers to many Tier I and smaller companies. In the aerospace and defense electronics market, we compete primarily against companies such as Celestica Inc., Jabil Circuit, Inc. and Safenet, Inc. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours. In addition, we will face new competitors as we attempt to increase and expand our business.

We believe that the principal competitive factors in our markets include the availability of capacity, currency exchange rates (especially in low-cost countries), technological capability, flexibility, financial strength and timeliness in responding to design and schedule changes, price, quality and delivery. Although we believe that we generally compete favorably with respect to each of these factors, some of our competitors, as compared to us, are larger and have greater financial and operating resources, greater geographic breadth and range of services, customer bases and brand recognition than we do. We also face competition from manufacturing operations of our current and potential customers that continually evaluate the relative benefits of internal manufacturing compared to outsourcing.

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

Research and Development

Our research and development activities are mainly related to our product lines that serve the aerospace and defense electronics market. Process improvement expenditures related to our outsourced services are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small percentage of our net revenue. Company-sponsored research and development costs are expensed as incurred. We invested $0.6 million and $3.0 million in research and development in 2014 and 2013, respectively. Customer-sponsored research and development costs are incurred under U.S. Government-sponsored contracts and require us to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development is accounted for under the milestone method and included in our net revenue and cost of sales (see Critical Accounting Policies and Estimates in Item 7 of this Annual Report on Form 10-K).

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

Employees

As of December 31, 2014, we had a total of 1,332 employees, of which 1,064 were engaged in manufacturing and providing our technical services, 19 were engaged in sales and marketing, 104 were engaged in engineering and 145 were engaged in administration. Approximately 683 of our employees were covered by collective bargaining agreements with various unions that expire on various dates through 2017. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements that expire within the next 12 months. In response to the loss of significant revenues from Dana, traditionally our largest customer, we have engaged in layoffs during the first quarter of 2015, and our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. Although we believe overall that relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

Customers

We anticipate operating losses in the near term as we seek to generate new business revenues to replace the loss of our largest customer.

Our businesses generally will require a higher level of new business revenues in order to operate profitably. The recent loss of revenues from Dana has accelerated our need to launch new programs with existing customers and to diversify our business by adding new customers. While we expect to generate operating losses in the near term due to the loss of Dana as a customer, we intend to steadily increase our revenues over this time with new or existing customers by utilizing our excess manufacturing capacity. Unless we can develop and offer new products and services to existing customers or obtain new customers, we may be unable to maintain the critical mass of capital investments or talented employees that are needed to succeed in our chosen markets or to maintain our existing facilities, which could result in additional restructuring or exit costs. There can be no assurance that we will be able to generate enough additional revenue to offset the loss of revenues from Dana through new or existing customers.

Customer contracts may not be renewed on acceptable terms or at all. Our largest customer Dana has repudiated our supply relationship and stopped placing orders with us as of the end of 2014.

Until recently, our two largest customers, Dana and Meritor, had contracts with expiration dates of December 31, 2014 and, for a portion of the Meritor goods, May 2, 2015. In 2014, Dana and Meritor represented approximately 59% and 16% of our revenues. While we have renewed the Meritor agreement and have executed an extension of the Dana contract through 2019, Dana has repudiated that extension, which repudiation is currently being litigated and arbitrated (see “Legal Proceedings in Part I, Item 3 of this Annual Report on Form 10-K). Even if we prevail on some or all of the items under dispute, we do not expect to retain Dana as a customer. In 2015, we do not expect to do business directly with Dana. Our inability to replace the loss of Dana business while effectively controlling our costs would materially adversely affect our business, results of operations and financial condition.

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

In the past, we have signed long-term supply agreements with Dana and Meritor and acquired their facilities in Morganton, North Carolina and Toluca, Mexico, among other manufacturing assets. Although most of these acquired facilities have had well-established product markets, the Company does not currently expect to continue doing business directly with Dana. In addition, Meritor’s products may not continue to be successful, product enhancements may not be made in a timely fashion, and any long-term pricing agreements could generate lower margins than anticipated. If any of these facilities are required to operate at underutilized levels for extended periods of time, especially those plants with traditionally higher percentages of Dana business, it could materially adversely affect our business, results of operations and financial condition.

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

We depend on a few key customers in challenging industries for most of our revenues. We have recently lost our largest customer and continue to have substantial customer concentration.

Our five largest customers in 2014 were Dana, Meritor, Sistemas, Axle Alliance and Northrop Grumman, collectively accounting for 85% of net revenue. Our five largest customers in 2013 were Dana, Meritor, Sistemas, Northrop Grumman and Eaton, collectively accounting for 81% of net revenue. In 2015, we do not currently expect to continue doing business directly with Dana. Our inability to replace the loss of Dana business while effectively controlling our costs would materially adversely affect our business, results of operations and financial condition. In 2015 and beyond, we will need to attract new clients and attempt to diversify our customer base from a limited number of potential customers and with longer lead times often being required for new programs.

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

There can be no assurance that any of our customers will not default on, delay or dispute payment of, or seek to reject our outstanding invoices in bankruptcy or otherwise. In addition, the existence of these factors may result in fewer customers in our target markets due to consolidation, bankruptcy, competitive or other market reasons, making it more difficult to obtain new clients and diversify our customer base in the near future.

Congressional budgetary constraints or reallocations could reduce our government sales.

Our Electronics Group sells manufacturing services and products to a number of U.S. government agencies, which in the aggregate represented approximately 2% and 3% of our net revenue in 2014 and 2013, respectively. We also serve as a contractor for large aerospace and defense companies such as Lockheed Martin, Northrop Grumman and Exelis, typically under federally funded programs, which represented approximately 4% and 5% of net revenue in 2014 and 2013, respectively.

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

We often provide manufacturing services and products under contracts that contain detailed specifications, quality standards and other terms. If we are unable to perform in accordance with such terms, our customers might seek to terminate such contracts, demand price concessions or other financial consideration or downgrade our past performance rating, an increasingly critical factor in federal procurement competitions. Moreover, many of our contracts are subject to termination for convenience or upon default. These provisions could provide only limited recoveries of certain incurred costs or profits on completed work and could impose liability for our customers’ costs in procuring undelivered items from another source. If any of our significant contracts were to be repudiated, terminated or not renewed, such as the Dana contract described above, we would lose substantial revenues, and our operating results as well as prospects for future business opportunities could be adversely affected. For example, as described above, our supply agreement with Dana represented approximately 59% of our revenues in 2014, and this agreement has been repudiated by Dana effective as of December 31, 2014 (see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K).

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

We must operate more efficiently than usual due to lower revenues.

If we are unable to improve the cost, efficiency and yield of our operations, and if we are not able to control costs, our financial results could suffer and we could be forced to sell assets, refinance our debt at higher costs or take other measures to restructure our operations or capital structure. A number of major obstacles could include: an inability to effectively control costs during our efforts to replace the loss of Dana revenues; the loss of other substantial revenues due to a sluggish economic recovery; inflationary pressures; increased borrowing due to declines in sales; changes in anticipated product mix and the associated variances in our profit margins; efforts to increase our manufacturing capacity and launch new programs; efforts to migrate, restructure or move business operations from one location to another; the breakdown of critical machinery or equipment; the need to identify and eliminate our root causes of scrap; our ability to achieve expected annual savings or other synergies from past and future business combinations; inventory risks due to shifts in market demand; obsolescence; price erosion of raw material or component parts; shrinkage, or other factors affecting our inventory valuations; and an inability to successfully manage growth, contraction or competitive pressures in our primary markets.

Our management or systems could be inadequate to support our existing or future operations, especially as we downsize our operating staff to reduce expenses while we work to replace the loss of Dana revenues. New customers or new contracts, particularly with new product offerings, could require us to invest in additional equipment or other capital expenditures. We may have limited experience or expertise in installing or operating such equipment, which could negatively impact our ability to deliver products on time or with acceptable costs. In addition, a material portion of our manufacturing equipment requires significant maintenance to operate effectively, and we may experience maintenance and repair issues. Our efforts to restructure, relocate and consolidate a significant number of the operations, especially in our truck component manufacturing plants, could cause certain of these facilities to operate at underutilized levels, which could materially adversely affect our business, results of operations and financial condition. In our Electronics Group, the risk of technical failures, nonconformance with customer specifications, an inability to deliver next generation products or other quality concerns could materially impair our operating results.

Our growth strategies could be ineffective due to the risks associated with further acquisitions.

Our growth strategy has included acquiring complementary businesses. We could fail to identify, obtain financing or complete suitable acquisitions on acceptable terms and prices. Acquisition efforts entail a number of risks, including: diversion of management’s attention; difficulties in integrating systems, operations and cultures; potential loss of key employees and customers of the acquired companies; lack of experience operating in the geographic market of the acquired business; an increase in our expenses and working capital requirements; risks of entering into markets or producing products where we have limited or no experience; difficulties in integrating purchased technologies and products with our technologies and products; our ability to improve productivity and implement cost reductions; our ability to secure collective bargaining agreements with employees; and exposure to unanticipated liabilities.

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

We operate in highly competitive environments that include our customers’ internal capabilities. We believe that the principal competitive factors in our markets include the availability of manufacturing capacity, currency exchange rates (especially in low-cost countries), technological strength, speed and flexibility in responding to design or schedule changes, price, quality, delivery, cost management and financial strength. Our earnings could decline if our competitors or customers can provide comparable speed and quality at a lower cost, or if we fail to adequately invest in the range and quality of manufacturing services and products our customers require.

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

The markets for our products and services are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities. We could fail to make required capital investments, develop or successfully market services and products that meet changing customer needs and anticipate or respond to technological changes in a cost-effective and timely manner. Our inability to successfully launch or sustain new or next generation programs or product features, especially in accordance with budgets or committed delivery schedules, could materially adversely affect our financial results. We could encounter competition from new or revised technologies that render our technologies and equipment less profitable or obsolete in our chosen markets and our operating results may suffer. In particular, the Company is currently developing new products and pursuing new programs in an attempt to replenish the Electronics Group’s revenue stream, which has been declining since 2009. However, commercializing the new products and programs is costly, has been slower than anticipated and is not expected to result in significant revenue in 2015. The launch of any new products or programs within the Electronics Group may not be successful.

Access to Capital

An inability to obtain new financing could require us to sell assets and could impair our ability to continue operations.

As previously disclosed, we amended our existing credit facility (the “Credit Facility”) in March 2015 in response to the changes in our business arising out of the loss of Dana as a customer. We are currently seeking to attempt to locate suitable debt financing to supplement or replace the Credit Facility on or prior to its maturity in January 2016. The amended Credit Facility requires us to make certain repayments through additional financing or the sale of marketable assets prior to maturity and includes other provisions designed to incentivize us to make early repayments to the lender, such as rising interest rates.

The timeframes during which we need to obtain such financing may make it more difficult to obtain on acceptable terms. Without the addition of junior capital, we do not believe conventional bank lending will be available to us in the near-term due to the recent loss of Dana revenues, among other factors. If additional financing is obtained in the form of debt, the terms of the debt could place restrictions on our ability to operate or increase the financial risk of our capital structure. Additional equity financing or debt financing with an equity component (such as warrants) could result in dilution to existing holders.

Our ability to borrow under the Credit Facility is conditioned upon our compliance with various financial covenants. If we fail to meet those covenants, it could accelerate our need to obtain alternative financing. If unsuccessful, we may need to raise capital through the sale of core or non-core assets or businesses, and our inability to do so could materially adversely impact our operating results, financial results or ability to continue operations.

Our ability to finance expansion or new business opportunities may be limited.

Our future liquidity and capital requirements depend on numerous factors other than bank borrowings or debt financing, including the pace at which we can replace the loss of Dana revenues. One method we have historically used to increase our revenues and obtain multi-year supply agreements is to buy a customer’s non-core manufacturing assets and produce products for them. We may not be able to raise funds necessary to pursue this strategy under our existing and future debt agreements which could further limit our ability to replace the loss of revenues.

We may be unable to comply with the covenants in our amended Credit Facility.

The financial covenants in our amended Credit Facility require us to achieve certain financial and other business results. In March 2015, certain covenants were amended to allow for current and future compliance. A failure to comply with these or other covenants could, if we were unable to obtain a waiver or another amendment of the covenant terms, cause an event of default that would cause our debt under the Credit Facility to become immediately due and payable. We have also agreed to repay a portion of our loan balances by September 30, 2015 in the event that such amount is not raised either through additional subordinated debt or the sale of collateral. Our failure or inability to do so in accordance with our amended Credit Facility could cause an event of default that would cause the debt under the Credit Facility to become immediately due and payable. In the event that our outstanding debt under the Credit Facility was declared immediately due and payable, we may be required to sell assets which could impair our ability to continue operations.

Labor Relations

We must attract and retain qualified employees while successfully managing related costs.

Our future success in a changing business environment, including during rapid changes in the size, complexity or skills required of our workforce, as we are experiencing in connection with the recent loss of Dana revenues, will depend to a large extent upon the efforts and abilities of our executive, managerial and technical employees. The loss of key employees, especially in a recovering economic environment, could have a material adverse effect on our operations. Our future success will also require an ability to attract and retain qualified employees, especially those with engineering or production expertise in our core business lines. Labor disputes or changes in the cost of providing pension and other employee benefits, including changes in health care costs, investment returns on plan assets and discount rates used to calculate pension and related liabilities or other requirements to accelerate the level of our pension fund contributions to reduce or eliminate underfunded liabilities, could lead to increased costs or disruptions of operations in any of our business units.

Disputes with labor unions could disrupt our business plans.

As of December 31, 2014, we had collective bargaining agreements covering approximately 683 employees (all of which were in the Industrial Group), or 51% of total employees. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements that expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees represented approximately 36% of the Company’s workforce, or 474 employees at year end. In response to the loss of significant revenues from Dana, traditionally our largest customer, we have engaged in layoffs during the first quarter of 2015 and our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

Location	Segment (Market Served)	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:
Louisville, Kentucky		Lease (2024)	21,600
Manufacturing and Service Facilities:
Louisville, Kentucky	Industrial Group (Truck Components & Assemblies; Specialty Closures)	Own	450,000	QS 9000 TS 16949
Morganton, North Carolina	Industrial Group (Truck Components & Assemblies)	Own	360,000	TS 16949 ISO 14001
Tampa, Florida	Electronics Group (Aerospace & Defense Electronics)	Lease (2016)	318,000	ISO 9001 ISO 14001 AS 9100 NASA-STD-8739 IPC-A-610, Rev D, Class 3 J-STD-001, Rev D, Class 3 CMMI Level 3
Toluca, Mexico	Industrial Group (Truck Components & Assemblies)	Own	217,000	TS 16949

In addition, we lease space in one other facility in Copenhagen, Denmark, which is utilized as a sales office for our Electronics Group.

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at various of our facilities.

Certification/Specification	Description

AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

IPC-A-610	A certification process for electronics assembly manufacturing which describes materials, methods and verification criteria for producing high quality electronic products. Class 3 specifically includes high performance or performance-on-demand products where equipment downtime cannot be tolerated, end-use environment may be uncommonly harsh, and the equipment must function when required.

Certification/Specification	Description

J-STD-001	A family of voluntary standards of industry-accepted workmanship criteria for electronic assemblies.

CMMI Level-3	An internationally recognized measure of an organization’s engineering process maturity.

ISO 9001	A certification process comprised of quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products.

ISO 14001	A family of voluntary standards and guidance documents defining specific requirements for an Environmental Management System.

NASA-STD-8739	A specification for space programs designated by the National Aeronautics and Space Administration.

QS 9000	A certification process developed by the nation’s major automakers that focuses on continuous improvement, defect reduction, variation reduction and elimination of waste.

TS 16949	A quality certification system developed within the automotive sector. Using ISO 9001:2000 as its foundation, ISO/TS 16949:2002 specifies the quality management system (QMS) requirements for the design, development, production, installation and servicing of automotive related products.

Item 3.     Legal Proceedings

We are involved from time to time in litigation and other legal or environmental proceedings incidental to our business. On November 25, 2013, Sypris Technologies, Inc. initiated an arbitration proceeding against Dana Limited under the Non-Administered Arbitration Rules of the International Institute for Conflict Prevention & Resolution alleging that Dana Limited had entered and then repudiated a five year extension of the parties’ long term supply agreement, to run through 2019. Sypris seeks contractual damages associated with Dana’s repudiation of the extended agreement and the resulting loss of these revenues. On December 30, 2013, Sypris filed a Notice of Supplemental Claims in the same arbitration proceeding, seeking up to approximately $9 million in damages for Dana’s alleged breach of the parties’ original 2007 supply agreement; Dana has filed a counterclaim for certain unpaid price rebates in the amount of approximately $3 million. On January 17, 2014, Dana initiated a declaratory judgment action in the Court of Common Pleas for Lucas County, Ohio challenging the arbitrability of the existence and enforceability of the extended supply agreement and seeking a ruling that the extended agreement was unenforceable. On February 28, 2015, the Lucas County Court granted Dana’s motion, and Sypris has initiated an appellate review of that ruling in the Sixth District Court of Appeals for Ohio.

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

	High	Low
Year ended December 31, 2014:
First Quarter	$3.14	$2.76
Second Quarter	6.10	2.76
Third Quarter	5.66	3.47
Fourth Quarter	3.69	2.36

Year ended December 31, 2013:
First Quarter	$4.49	$3.60
Second Quarter	3.96	3.06
Third Quarter	3.39	3.03
Fourth Quarter	3.22	2.57

As of March 10, 2015, there were 700 holders of record of our common stock. The amount of cash dividends declared per share for each fiscal quarter in 2014 and 2013 is presented in the table below.

Dividends per
Common Share
Year ended December 31, 2014:
First Quarter	$0.02
Second Quarter	0.02
Third Quarter	0.02
Fourth Quarter	0.02

Year ended December 31, 2013:
First Quarter	$0.02
Second Quarter	0.02
Third Quarter	0.02
Fourth Quarter	0.02

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. The Company’s Credit Facility, as recently amended, prohibits dividend payments, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” below. As a result, we do not anticipate paying dividends for the remainder of 2015.

The following table summarizes our shares of common stock repurchased during the three months ended December 31, 2014 (dollars in thousands except per share data):

	Total	Average	Total Number of Shares Purchasedas a Part of Publicly	Maximum Dollar Value of Sharesthat May Yet Be Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased (a)	Share	Programs	Programs (b)
9/29/2014 – 10/26/2014	11,616	$3.26	8,772	$3,917
10/27/2014 – 11/23/2014	12,190	$3.32	12,190	$3,877
11/24/2014 – 12/31/2014	—	$—	—	$3,877

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

We focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry leaders that embrace multi-year contractual relationships as a strategic component of their supply chain management. These contracts, many of which are sole-source by part number, historically, have been renewed for sufficient periods to enable us to invest in leading-edge processes or technologies to help our customers remain competitive. The productivity, flexibility and economies of scale that can result offer an important opportunity for differentiating ourselves from our competitors when it comes to cost, quality, reliability and customer service.

Industrial Group Outlook

General economic and industry specific market conditions have begun to stabilize for our Industrial Group, and improvements in the overall U.S. economy contributed to improved consumer confidence levels in 2014. In North America, production levels for light, medium and heavy duty trucks have steadily increased over the past five years from a low in the depressed economic environment of 2008 and 2009. The commercial vehicle industry overall is expecting modest growth in production levels through 2015.

Despite the industry’s market outlook, our Industrial Group’s production levels are expected to decline significantly in 2015. Our shipments to Dana ceased on December 31, 2014, in the context of a dispute over the enforceability of a five-year contract renewal signed by the parties in 2013. In 2014, Dana represented approximately 59% of our net revenue (see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K). In July 2013, Sypris and Dana signed an amended and restated supply agreement to extend the supply agreement term beyond December 31, 2014, the binding effect of which is currently in dispute. Dana has repudiated this July 2013 agreement, and Dana has ceased ordering any components from us effective December 31, 2014. Sypris disputes Dana’s ability to do so and is seeking to recover its lost margins and additional remedies with respect to the revenues to which Sypris was entitled under the renewed agreement.

Dana initiated an ancillary action in Ohio state court challenging the arbitrability of the existence and enforceability of the amended and restated July 2013 supply agreement on January 17, 2014. The parties have conducted discovery, and the Ohio trial court has granted an initial motion for judgment on the pleadings or summary judgment, which Sypris has appealed. If the case goes to trial and if ruled in the Company’s favor, the dispute would revert to the arbitrator to determine damages.

The parties have also asserted various damages claims against each other arising out of their prior supply agreement and have sought the assistance of an arbitrator in connection with these disputes. The parties have had an arbitration hearing in January 2015, but the arbitrator has yet to rule. Even if we prevail on the merits in the arbitration or litigation proceedings, there can be no assurance as to the size or timing of any monetary damages awarded.

The loss of Dana’s revenues will create significant challenges for the Company, especially in the near-term as we seek to control our costs while rebuilding and diversifying our customer base.

Revenue Recovery Plans

As a result of the dispute with Dana and the loss of the Dana business, the Company has taken significant actions during the fourth quarter of 2014 and the first quarter of 2015 to pursue new business opportunities with existing and potential customers, identify alternative uses for the related assets and certain other contingency plans. For example, since January 1, 2015, a variety of prospective and existing customers, seeking new or expanded relationships with suppliers that have available manufacturing capacity, have toured our operating plants in Kentucky, North Carolina and Mexico as part of their due diligence efforts in connection with a number of potential projects in the commercial vehicle, agricultural equipment and off-highway vehicle component markets. These markets are generally experiencing strong current demand and limited available manufacturing capacity. As a result, the Company is aggressively targeting these new opportunities to utilize our excess capacity for future growth. However, there can be no assurance that our plans to mitigate the loss and to effectively manage our costs during the transition will be successful. See “Risk Factors – Customer contracts may not be renewed on acceptable terms or at all. Our largest customer Dana has repudiated our supply relationship.” in Part I, Item 1A of this Annual Report on Form 10-K. See also Note 2 “Loss of a Key Customer and Management’s Recovery Plans” to the consolidated financial statements in this Form 10-K.

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

The Electronics Group’s revenue has declined year-over-year since 2009 primarily due to our inability to replace the declining demand for certain legacy products and services with competitive new offerings. While we have begun to generate revenue from the ramp-up of new electronic manufacturing services and other technical service programs, the process of fully replacing our legacy programs will continue through 2015 and 2016. The Company is continuing to develop new products and pursuing new programs to attempt to replenish its revenue stream within the Electronics Group.

The U.S. Government's continued focus on addressing federal budget deficits and the growing national debt exacerbates this challenging environment for the Electronics Group. It is likely that U.S. government discretionary spending levels for Fiscal Year 2016 and beyond will continue to be subject to significant pressure, including risk of future sequestration cuts. Significant uncertainty also continues with respect to program-level appropriations for the U.S. Department of Defense (U.S. DoD) and other government agencies within the overall budgetary framework described above. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorization and appropriations process could result in reductions, cancellations and/or delays of existing contracts or programs. Congress and the Administration continue to debate these long and short-term funding issues, but reductions in U.S. DoD spending could materially and adversely affect the results of our Electronics Group, and we expect that certain military and defense programs will experience delays while the receipt of government approvals remain pending.

As a result, the Company expects ongoing uncertainty within this segment for at least the next twelve months. For the longer term, we are continuing to evaluate new investments in products and programs to further improve the attractiveness of our business portfolio, with a specific emphasis on trusted solutions for identity management, cryptographic key distribution and cyber analytics. There can be no assurance that the Company’s investment in and efforts to introduce new products and services will result in new business or revenue. In addition, while the Company continues to evaluate and implement cost reduction measures in this segment, the Company’s currently contemplated cost reduction measures may not be able to reduce its cost structure to offset the impact of lower revenues. Should revenues fail to increase in future periods, the Company is considering further cost reductions or other downsizing measures, which could be costly and adversely impact our financial performance.

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

Net revenue on fixed-price contracts is recognized as services are performed. Revenue is deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Contract profits are taken into earnings based on actual cost of sales for units shipped. Amounts representing contract change orders or claims are included in revenue when such costs are invoiced to the customer.

The Company periodically enters into research and development contracts with customers related primarily to key encryption products. When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method in accordance with Accounting Standards Codification (“ASC”) 605-28, Revenue Recognition – Milestone Method. The Company had one contract in process as of December 31, 2014 being accounted for under the milestone method. The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the deliverables to which the Company has committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software or regulatory agency certifications. All milestones under the contract in process as of December 31, 2014 were deemed substantive. Revenue recognized through the achievement of multiple milestones during 2014 and 2013 amounted to $3.1 million and $0.7 million, respectively. There are no performance, cancellation, termination or refund provisions in the arrangement that contain material financial consequences to the Company.

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

The Industrial Group performed an asset recoverability test for one of its asset groups totaling approximately $33.1 million as of December 31, 2014. The Company concluded that the undiscounted sum of estimated future cash flows exceeded the carrying value for such asset group, and accordingly, no impairment was recognized. While we believe our judgments and assumptions were reasonable, changes in assumptions underlying these estimates could result in a material impact to our consolidated financial statements in any given period.

Pension Plan Funded Status. The calculation of pension assets and liabilities involve complex estimation processes dependent on assumptions developed by us in consultation with our outside advisors, including actuaries. The assumptions used, including discount rates and return on plan assets, have a significant impact on plan expenses and obligations. Changes in these rates could significantly impact the actuarially determined amounts recorded in the consolidated balance sheets. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected.

A change in the assumed pension discount rate of 100 basis points would result in a change in our pension obligation as of December 31, 2014 of $4.8 million. A change in the assumed rate of return on plan assets of 100 basis points would result in a $0.1 million change in the estimated 2015 pension expense.

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

Our Mexican operations also have certain deferred tax assets that are expected to be realized. The Company has been profitable in Mexico in the past, and while we do not expect to be profitable in 2015 due to the loss of the Dana business, we expect to be profitable in 2016 and thereafter. Therefore no valuation allowance has been recorded against such assets as of December 31, 2014. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowance may be necessary.

Results of Operations

We operate in two segments, the Industrial Group and the Electronics Group. The table presented below compares our segment and consolidated results of operations from 2014 to 2013. The table presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Year Ended December 31,
	2014	2013	Favorable (Unfavorable)	Favorable(Unfavorable)	2014	2013
	(in thousands, except percentage data)
Net revenue:
Industrial Group	$322,262	$276,136	$46,126	16.7%	90.8%	88.9
Electronics Group	32,514	34,578	(2,064)	(6.0)	9.2	11.1
Total net revenue	354,776	310,714	44,062	14.2	100.0	100.0

Cost of sales:
Industrial Group	280,241	244,498	(35,743)	(14.6)	87.0	88.5
Electronics Group	35,705	36,163	458	1.3	109.8	104.6
Total cost of sales	315,946	280661	(35,285)	(12.6)	89.1	90.3

Gross profit (loss):
Industrial Group	42,021	31,638	10,383	32.8	13.0	11.5
Electronics Group	(3,191)	(1,585)	(1,606)	(101.3)	(9.8)	(4.6)
Total gross profit	38,830	30,053	8,777	29.2	10.9	9.7

Selling, general and administrative	35,531	30,464	(5,067)	(16.6)	10.0	9.8
Research and development	579	3,047	2,468	81.0	0.1	1.0
Amortization of intangible assets	—	30	30	NM	—	0.0
Impairment of goodwill	—	6,900	6,900	NM	—	2.2

Operating income (loss)	2,720	(10,388)	13,108	NM	0.8	(3.3)

Interest expense, net	617	522	(95)	(18.2)	0.2	0.2
Other (income), net	(1,282)	(930)	352	37.8	(0.4)	(0.3)
Income (loss) before income taxes	3,385	(9,980)	13,365	NM	1.0	(3.2)

Income tax expense (benefit), net	4,569	(93)	(4,662)	NM	1.3	—

Net loss	$(1,184)	$(9,887)	$8,703	88.0	(0.3)%	(3.2)%

Net Revenue. The Industrial Group derives its revenue from manufacturing services and product sales. Net revenue in the Industrial Group increased $46.1 million from the prior year to $322.3 million in 2014. Increased volumes accounted for $44.5 million of the increase in revenue for the year ended December 31, 2014, while pricing accounted for $1.7 million. The increases in volumes are primarily attributable to the overall improvement in the class 5-8 North American commercial vehicle market and increased demand for components for the trailer and light truck markets.

The Electronics Group derives its revenue from product sales and technical outsourced services. Net revenue in the Electronics Group decreased $2.1 million to $32.5 million in 2014, primarily due to a decrease in sales of certain encryption products and data systems products. The Electronics Group is currently developing new products and pursuing new programs in an attempt to replenish its revenue stream; however, commercializing the new products and programs is costly and has been slower than anticipated. Additionally, the Electronics Group’s outlook continues to be negatively affected by budgetary and funding uncertainty within the U.S. Department of Defense and other factors. For information about the budgetary and funding uncertainty, see “Risk Factors – Congressional budgetary constraints or reallocations could reduce our government sales” in Part I, Item 1A of this Annual Report on Form 10-K.

Gross Profit. The Industrial Group’s gross profit increased $10.4 million to $42.0 million in 2014 as compared to $31.6 million in the prior year. The net increase in sales volumes and pricing resulted in increased gross profit of approximately $8.8 million and $1.6 million, respectively for the year ended December 31, 2014 and depreciation expense declined $1.8 million. Partially offsetting this was approximately $1.8 million of additional costs for increased maintenance and repair on manufacturing equipment, overtime charges and other labor inefficiencies and increased supplies, scrap and other expenses.

The Electronics Group’s gross profit decreased $1.6 million to a loss of $3.2 million in 2014. The decrease is primarily the result of lower revenues and an unfavorable mix in sales of lower margin products and services. Although variable contribution margins for the Electronics Group’s programs are positive for all periods presented, the under-absorbed fixed costs at the corresponding levels of revenue has resulted in negative results at the gross profit line. The challenges for both revenue growth and cost reductions discussed above under “Electronics Group Outlook” are reflected in this lack of profitability, and management is evaluating cost structure countermeasures if revenues from new products and programs do not materialize.

Selling, General and Administrative. Selling, general and administrative expense increased $5.1 million to $35.5 million in 2014 as compared to $30.5 million in 2013. Selling, general and administrative expense increased as a percentage of revenue to 10.0% in 2014 from 9.8% in 2013. The increase is primarily related to an increase in legal expenses regarding contract negotiations and litigation (see Note 2 “Loss of a Significant Customer and Management’s Recovery Plans” to the consolidated financial statements in this Form 10-K) and the year over year increase in costs of our medical claims incurred and related charges. While we intend to cut costs in 2015 in response to the loss of Dana as a customer, we intend to continue to pursue our legal remedies in the dispute with Dana and expect to continue to incur legal expenses in 2015, although at reduced levels in comparison to 2014.

Research and Development. Research and development costs were $0.6 million and $3.0 million for the years ended December 31, 2014 and 2013, respectively, primarily in support of the Electronics Group’s self-funded product and technology development activities. Certain research and development projects during the year ended December 31, 2014 have been customer funded and therefore reduced the level of investment required by the Company from 2013. In addition, the Company has prioritized, and in some cases suspended or deferred discretionary investment levels which could adversely impact our ability to develop new products or service offerings.

Impairment of Goodwill. Goodwill is tested for impairment annually as of December 31 or more frequently if impairment indicators arise. If impairment indicators arise, a step one assessment is performed to identify any possible goodwill impairment in the period in which the indicator is identified. Beginning in March 2013, we noted certain indicators relating to our Electronics Group reporting unit that were significant enough to conclude that an impairment indicator existed. Specifically, the Company experienced emerging uncertainty regarding key programs within the Electronics Group’s space business beginning in the latter part of the first quarter of 2013, as one key customer communicated its strategic sourcing decision to begin insourcing programs that had been previously outsourced to the Electronics Group. As a result, the Electronics Group’s short term revenue forecasts were materially affected. Further, the Company experienced a decline in the market value of its equity subsequent to March 31, 2013. As a result of the analysis, the Electronics Group’s goodwill was deemed to be impaired, resulting in a non-cash impairment charge of $6.9 million for the year ended December 31, 2013, representing the segment’s entire goodwill balance.

Interest Expense, Net. Interest expense for the year ended December 31, 2014 increased $0.1 million primarily due to an increase in the weighted average debt outstanding. The weighted average interest rate increased slightly to 2.5% in 2014 from 2.4% in 2013, while our weighted average debt outstanding increased to $16.6 million during 2014 from $13.2 million during 2013. As a result of recent amendments to the Credit Facility in 2015, which increased the Company’s interest rate structure, interest expense is expected to increase going forward.

Other (Income), Net. Other (income), net increased $0.4 million to $1.3 million for 2014 from $0.9 million in 2013. Other income, net for the year ended December 31, 2014 includes gains of $0.7 million within the Industrial Group from the receipt of federal grant funds for improvements made under a flood relief program, along with foreign currency related gains of $0.7 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. Other income for the year ended December 31, 2013 includes gains of $1.5 million from the sale of idle assets primarily within the Industrial Group offset by foreign currency transaction losses of $0.3 million.

Income Taxes. The 2014 income tax provision consists of current tax expense of $3.5 million and deferred tax expense of $1.1 million. The 2013 income tax provision consists of current tax expense of $1.2 million and a deferred tax benefit of $1.3 million.  The current tax expense in both years is primarily attributable to taxes paid by our Mexican subsidiaries. Included in deferred taxes in both years is an increase in the valuation allowance on U.S. deferred tax assets. The 2013 deferred tax benefit also includes a $2.4 million benefit recorded due to the required intraperiod tax allocation resulting from the loss from continuing operations and other comprehensive income. Additionally, our Mexican subsidiaries recognized a deferred tax benefit in 2013 related to the recovery of certain deferred tax assets that were previously reserved for by a valuation allowance.

Quarterly Results

The following table presents our unaudited condensed consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2014. The quarterly results are presented on a 13-week period basis. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period.

	2014				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:
Industrial Group	$75,839	$83,710	$82,555	$80,158	$71,149	$74,432	$66,650	$63,905
Electronics Group	8,405	9,403	7,649	7,057	7,262	7,734	9,628	9,954
Total net revenue	84,244	93,113	90,204	87,215	78,411	82,166	76,278	73,859
Cost of sales:
Industrial Group	64,685	72,327	73,256	69,973	63,039	65,574	59,233	56,652
Electronics Group	8,995	9,959	8,739	8,012	7,296	8,256	9,784	10,827
Total cost of sales	73,680	82,286	81,995	77,985	70,335	73,830	69,017	67,479
Gross profit (loss):
Industrial Group	11,154	11,383	9,299	10,185	8,110	8,858	7,417	7,253
Electronics Group	(590)	(556)	(1,090)	(955)	(34)	(522)	(156)	(873)
Total gross profit	10,564	10,827	8,209	9,230	8,076	8,336	7,261	6,380
Selling, general and administrative	7,992	9,141	8,273	10,125	7,158	7,598	7,689	8,019
Research and development	151	10	116	302	877	1,419	547	204
Amortization of intangible assets	—	—	—	—	22	8	—	—
Impairment of goodwill	—	—	—	—	6,900	—	—	—
Operating income (loss)	2,421	1,676	(180)	(1,197)	(6,881)	(689)	(975)	(1,843)
Interest expense, net	132	155	179	151	146	120	124	132
Other (income) expense, net	(528)	75	(397)	(432)	(1,195)	(259)	38	486
Income (loss) before tax	2,817	1,446	38	(916)	(5,832)	(550)	(1,137)	(2,461)
Income tax expense (benefit)	1,165	1,076	1,197	1,131	627	944	858	(2,522)
Net income (loss)	$1,652	$370	$(1,159)	$(2,047)	$(6,459)	$(1,494)	$(1,995)	$61
Income (loss) per common share:
Basic	$0.08	$0.02	$(0.06)	$(0.11)	$(0.34)	$(0.08)	$(0.10)	$—
Diluted	$0.08	$0.02	$(0.06)	$(0.11)	$(0.34)	$(0.08)	$(0.10)	$—

Liquidity and Capital Resources

There are numerous risks and uncertainties relating to the global economy and the commercial vehicle and aerospace and defense industries that could materially affect our financial condition, future results of operations and liquidity. These risks and uncertainties could result in decreased sales, limited access to credit, rising costs, increased competition, customer or supplier bankruptcies, delays in customer payment terms and acceleration of supplier payments, growing inventories and failure to meet debt covenants. The loss of Dana as a customer will require us in 2015 to cut costs significantly, invest in equipment or make other capital expenditures to support new business and incur other costs. As a result, the Company is forecasting reduced levels of available liquidity which will require closer monitoring of the timing of capital expenditures and cash flows in order to manage its business operations.

In response to the dispute with Dana and the loss of the Dana business as of January 1, 2015, we have taken significant actions during the fourth quarter of 2014 and the first quarter of 2015 to pursue new business opportunities with existing and potential customers, identify alternative uses for the related assets and other contingency plans. Based on our current forecast for 2015, we expect to be able to meet the financial covenants of our amended Credit Facility and have sufficient liquidity to finance our operations through 2015. Although we believe the assumptions underlying our current forecast are reasonable, we have considered the possibility of even lower revenues and other risks. If we are unable to achieve our forecasted revenue or if our costs are higher than expected, we may be required to sell additional assets to repay indebtedness. Any such sale of assets may hinder or delay our plans to increase our revenues.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations including the success of our revenue recovery plans. As disclosed elsewhere in this report, our 2015 results are expected to be significantly impacted by the loss of Dana. However, based upon our current level of operations and our 2015 business plan, we expect to be able to meet the financial covenants of our amended Credit Facility and have sufficient liquidity to finance our operations throughout 2015. However, changing business, competitive, regulatory and economic conditions and other factors could cause our actual results to vary from our forecasts.

If we have insufficient cash flow to fund our liquidity needs and are unable to refinance our indebtedness or raise additional capital, we would risk being in default under our existing amended Credit Facility, unless our lender agreed to modify or waive such requirements. In such circumstances, we believe that the Company would have the ability to sell certain of its assets, particularly its underutilized manufacturing facilities, if necessary to repay its outstanding indebtedness. However, we may be unable to pursue certain opportunities for new revenues and may be required to defer our planned capital expenditures as a result. See “Risk Factors – An inability to obtain new financing could require us to sell assets and could impair our ability to continue operation.” in Part I, Item 1A of this Annual Report on Form 10-K.

As of December 31, 2014, the Company’s Credit Facility provided potential total availability of up to $50.0 million with an option, subject to certain conditions, to increase total potential availability to $60.0 million in the future. Actual borrowing availability under the Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. Based on that calculation, at December 31, 2014, we had actual total borrowing availability under the Credit Facility of $28.3 million, of which we had drawn $17.0 million, leaving $10.6 million available for borrowing, after accounting for the letter of credit. Along with an unrestricted cash balance of $7.0 million, we had total cash and available borrowing capacity of $17.6 million as of December 31, 2014. Approximately $4.7 million of the unrestricted cash balance relates to our Mexican subsidiaries. Standby letters of credit up to a maximum of $5.0 million could be issued under the Credit Facility of which $0.8 million were issued at December 31, 2014 and 2013. Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

We also had purchase commitments totaling approximately $7.4 million at December 31, 2014, primarily for manufacturing equipment and inventory.

As of December 31, 2014, the Company was in compliance with all covenants. However, during the first quarter of 2015, the Company faced potential defaults under certain covenants of the Credit Facility caused primarily by the loss of Dana as a customer (see Note 2 “Loss of a Key Customer and Management’s Recovery Plans” to the consolidated financial statements in this Form 10-K). The Credit Facility was amended (the “Amendment”) during the first quarter of 2015 to, among other things, (i) waive certain existing or potential events of default, (ii) limit total borrowings to $25.0 million, (iii) restrict the payment of dividends, (iv) increase the applicable margin on borrowings which will result in an initial interest rate of approximately 6% and increasing by 50 basis points beginning June 2015 and each month thereafter to an estimated interest rate of 10% in January 2016, (v) revise the maturity date to January 15, 2016, (vi) revise certain financial covenants to include a minimum cumulative free cash flow covenant, (vii) establish minimum excess availability of $1.0 million initially, through May 31, 2015, and then in the amount of $5.0 million or before September 30, 2015, and (viii) require the Company to raise new capital by securing subordinated debt or divesting certain real property or a combination thereof on or before September 30, 2015 (and, if earlier than September 30, 2015, to maintain minimum excess availability of $5 million thereafter). As of March 24, 2015, we had actual total borrowing availability under the Credit Facility of $21.6 million, of which we had drawn $16.8 million, leaving $4.0 million available for borrowing, after accounting for the letter of credit.

Under the terms of the Amendment, the Company has also agreed to raise new capital by September 30, 2015, through (i) additional subordinated indebtedness of the Company, (ii) the sale of all or a portion of the Company's property in Toluca, Mexico, or (iii) a combination thereof, in each case, in a minimum amount agreed to by the Company and the lender.

In connection with the Amendment, the Company has received the proceeds of new subordinated indebtedness from Gill Family Capital Management, Inc. ("Gill Family Capital Management") in an amount of $4.0 million. Gill Family Capital Management is an entity controlled by our president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. Gill Family Capital Management, Inc., Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders in the Company. The promissory note bears interest at a rate of 8.00% per year and matures on April 12, 2016. All principal and interest on the promissory note will be due and payable on the maturity date.

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

Financial Condition

Operating Activities. Net cash provided by operating activities was $3.0 million in 2014, as compared to cash used of $0.3 million in 2013. Cash of $9.1 million was used to finance an increase in accounts receivables resulting from higher revenues and a change in payment terms with one of our largest customers. Similarly, increases in accounts payable provided cash of $2.4 million. Decreases in inventory provided cash of $4.3 million as one of our largest customers within the Industrial Group moved to a consigned basis during the fourth quarter and lower purchases within the Electronics Group to align with its shipment forecast for the first quarter of 2015. Accrued liabilities increased and provided $3.2 million reflecting the net impact of $3.5 million received from customers related to deferred revenue on certain Electronics Group programs.

Investing Activities. Net cash used in investing activities was $5.2 million in 2014 as compared to $2.8 million in 2013. Net cash used in investing activities for 2014 included $5.3 million of capital expenditures. Net cash used in investing activities in 2013 includes capital expenditures of $5.1 million partially offset by proceeds from the sale of idle assets of $2.3 million primarily within the Industrial Group.

Financing Activities. Net cash used in financing activities was $9.5 million in 2014 as compared to net cash provided of $3.1 million in 2013. During 2014, the Company reduced its debt under the Credit Facility by $7.0 million, paid dividends of $1.6 million and paid $0.9 million for the repurchase of stock and minimum statutory tax withholdings on stock-based compensation. Net cash provided by financing activities in 2013 included $5.0 million in additional borrowing under the Credit Facility partially offset by $1.2 million in dividend payments and $0.7 million for the repurchase of stock and minimum statutory tax withholdings on stock-based compensation.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2014.

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

Item 8.     Financial Statements and Supplementary Data

SYPRIS SOLUTIONS, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Sypris Solutions, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control system was designed to provide reasonable assurance to Sypris management and its Board of Directors regarding the preparation and fair presentation of published consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to the accuracy of consolidated financial statement preparation and presentation.

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2014. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we concluded that as of December 31, 2014, Sypris’ internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company (non-accelerated filer) to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheet of Sypris Solutions, Inc. (the Company) as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 and Note 12 to the consolidated financial statements, the Company lost a key customer as of January 1, 2015 and amended their debt agreement as of March 12, 2015.  This customer represented 59% of 2014 net revenue.

/s/ Crowe Horwath LLP

Louisville, Kentucky

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Sypris Solutions, Inc. (the Company) as of December 31, 2013, and the related consolidated statement of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sypris Solutions, Inc. at December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 11, 2014

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year ended December 31,
	2014	2013
Net revenue:
Outsourced services	$322,159	$276,471
Products	32,617	34,243

Total net revenue	354,776	310,714

Cost of sales:
Outsourced services	288,081	252,663
Products	27,865	27,998

Total cost of sales	315,946	280,661

Gross profit	38,830	30,053

Selling, general and administrative	35,531	30,464
Research and development	579	3,047
Amortization of intangible assets	0	30
Impairment of goodwill	0	6,900

Operating income (loss)	2,720	(10,388)

Interest expense, net	617	522
Other (income), net	(1,282)	(930)

Income (loss) before income taxes	3,385	(9,980)

Income tax expense (benefit), net	4,569	(93)

Net loss	$(1,184)	$(9,887)

Loss per common share:
Basic	$(0.06)	$(0.51)
Diluted	$(0.06)	$(0.51)

Cash dividends per common share	$0.08	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2014	2013

Net loss	$(1,184)	$(9,887)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $153 in 2013	(2,830)	240
Employee benefit related, net of tax of $2,284 in 2013	(4,471)	3,588

Other comprehensive (loss) income, net of tax	(7,301)	3,828

Total comprehensive loss	$(8,485)	$(6,059)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$7,003	$18,674
Accounts receivable, net	47,666	38,533
Inventory, net	29,031	34,422
Other current assets	5,666	5,403
Total current assets	89,366	97,032
Property, plant and equipment, net	37,654	44,683
Other assets	2,661	4,568
Total assets	$129,681	$146,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,027	$36,684
Accrued liabilities	18,775	23,806
Current portion of long-term debt	17,000	0
Total current liabilities	74,802	60,490
Long-term debt	0	24,000
Other liabilities	7,991	5,541
Total liabilities	82,793	90,031
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,567,735 shares issued and 20,485,043 outstanding in 2014 and 20,448,007 shares issued and 20,399,649 outstanding in 2013	206	204
Additional paid-in capital	151,314	150,569
Retained deficit	(79,596)	(76,786)
Accumulated other comprehensive loss	(25,035)	(17,734)
Treasury stock, 82,692 and 48,358 shares in 2014 and 2013, respectively	(1)	(1)
Total stockholders’ equity	46,888	56,252
Total liabilities and stockholders’ equity	$129,681	$146,283

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,184)	$(9,887)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,409	12,401
Deferred income taxes	1,050	(1,286)
Non-cash compensation	1,597	1,689
Deferred revenue recognized	(8,657)	(8,000)
Deferred loan costs recognized	78	78
Gain on sale of assets	(19)	(1,516)
Provision for excess and obsolete inventory	1,150	1,251
Goodwill impairment	0	6,900
Other noncash items	(993)	565
Contributions to pension plans	(1,090)	(663)
Changes in operating assets and liabilities:
Accounts receivable	(9,091)	(19)
Inventory	4,276	(1,708)
Prepaid expenses and other assets	(143)	(556)
Accounts payable	2,425	705
Accrued and other liabilities	3,237	(247)
Net cash provided by (used in) operating activities	3,045	(293)

Cash flows from investing activities:
Capital expenditures	(5,259)	(5,053)
Proceeds from sale of assets	30	2,265
Net cash used in investing activities	(5,229)	(2,788)

Cash flows from financing activities:
Net change in debt under Credit Facility	(7,000)	5,000
Common stock repurchases	(426)	(36)
Indirect repurchase of shares for minimum statutory tax withholdings	(429)	(657)
Cash dividends paid	(1,635)	(1,216)
Proceeds from issuance of common stock	3	0

Net cash (used in) provided by financing activities	(9,487)	3,091

Net (decrease) increase in cash and cash equivalents	(11,671)	10
Cash and cash equivalents at beginning of year	18,674	18,664
Cash and cash equivalents at end of year	$7,003	$18,674

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-In	Retained (Deficit)	Accumulated Other Comprehensive Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock

January 1, 2013 balance	20,155,268	$202	$149,576	$(65,282)	$(21,562)	$(1)

Net loss	0	0	0	(9,887)	0	0
Employee benefit related	0	0	0	0	3,588	0
Foreign currency translation adjustment, net of tax	0	0	0	0	240	0
Comprehensive income (loss)	0	0	0	(9,887)	3,828	0
Cash dividends, $0.08 per common share	0	0	0	(1,623)	0	0
Common stock repurchases	(11,675)	0	(36)	0	0	0
Restricted common stock grant	288,000	3	(3)	0	0	0
Noncash compensation	42,000	0	1,689	6	0	0
Exercise of stock options	97,608	0	0	0	0	0
Treasury stock	(57,000)	0	0	0	0	0
Retire treasury stock	(114,552)	(1)	(657)	0	0	0

December 31, 2013 balance	20,339,649	204	150,569	(76,786)	(17,734)	(1)

Net loss	0	0	0	(1,184)	0	0
Employee benefit related, net of tax	0	0	0	0	(4,471)	0
Foreign currency translation adjustment	0	0	0	0	(2,830)	0
Comprehensive loss	0	0	0	(1,184)	(7,301)	0

Cash dividends, $0.08 per common share	0	0	0	(1,637)	0	0
Common stock repurchases	(104,501)	0	(426)	0	0	0
Restricted common stock grant	283,000	3	0	0	0	0
Noncash compensation	48,000	0	1,597	11	0	0
Exercise of stock options	56,217	0	3	0	0	0
Treasury stock	(98,000)	0	0	0	0	0
Retire treasury stock	(99,322)	(1)	(429)	0	0	0

December 31, 2014 balance	20,485,043	$206	$151,314	$(79,596)	$(25,035)	$(1)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2014 and 2013

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

Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design and other technical services, often under sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its Industrial and Electronics Groups. See Note 20 for additional information regarding our segments.

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

The Industrial Group performed an asset recoverability test for one of its asset groups totaling approximately $33,118,000 as of December 31, 2014. The Company concluded that the undiscounted sum of estimated future cash flows exceeded the carrying value for such asset group, and accordingly, no impairment was recognized.

Goodwill

Goodwill is tested for impairment annually as of December 31 or more frequently if impairment indicators arise. If impairment indicators arise, a step one assessment is performed to identify any possible goodwill impairment in the period in which the indicator is identified. Beginning in March 2013, we noted certain indicators relating to our Electronics Group reporting unit that were significant enough to conclude that an impairment indicator existed. Specifically, one key customer within the Electronics Group’s space business communicated its strategic sourcing decision to begin insourcing programs that had been previously outsourced to the Electronics Group. Overall, the Electronics Group has been more impacted by declines in the overall government defense market than originally anticipated as the effects of sequestration have become clearer since its initial effective date on March 1, 2013. For example, sales of certain data recording products were significantly reduced due to the impact of sequestration on our customers, and the loss of commercial space business was due in part to our customer’s efforts to offset unrelated losses of government business due to sequestration. Consequently, the Electronics Group’s short term revenue forecasts were materially affected. As a result of the analysis, the Electronics Group’s goodwill was deemed to be impaired, resulting in a non-cash impairment charge of $6,900,000 for the year ended December 31, 2013, representing the segment’s entire goodwill balance.

Deferred Revenue

Deferred revenue for the Electronics Group is recorded when payments are received in advance for service agreements and extended warranties on certain products and is amortized into revenue on a straight-line basis over the contractual term. Deferred revenue for the Electronics Group also includes prepayments received prior to the time when products are shipped. When the related products are shipped, the related amount recorded as deferred revenue is recognized as revenue. Deferred revenue for the Industrial Group is generally associated with the Dana settlement and was amortized into income on a units-of-production basis over the term of the related supply agreement period. See Note 3 for information regarding the Dana settlement, and see Note 10 for the amount of deferred revenue included in accrued liabilities at December 31, 2014 and 2013.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company expects to repatriate available non-U.S. cash holdings in 2015 to support management’s strategic objectives and fund ongoing U.S. operational cash flow requirements; therefore current earnings from non-U.S. operations are not treated as permanently reinvested. The U.S. income tax recorded in 2014 on these non-U.S. earnings is expected to be offset by the benefit of a partial release of a valuation allowance on deferred tax assets associated with our U.S. net operating loss carryforwards. Should the U.S. valuation allowance be eliminated at some future date, the U.S. tax on foreign earnings not permanently reinvested may have a material effect on our effective tax rate. For the year ending December 31, 2014, the Company expects any additional tax expense from non-U.S. withholding and other taxes expected to be incurred on the repatriation of current earnings will not be material.

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

The Company periodically enters into research and development contracts with customers related primarily to key encryption products. When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method in accordance with Accounting Standards Codification (“ASC”) 605-28, Revenue Recognition – Milestone Method. The Company had one contract in process as of December 31, 2014 being accounted for under the milestone method. The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the deliverables to which the Company has committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software or regulatory agency certifications. All milestones under the contract in process as of December 31, 2014 were deemed substantive. Revenue recognized through the achievement of multiple milestones during 2014 and 2013 amounted to $3,050,000 and $675,000, respectively. There are no performance, cancellation, termination or refund provisions in the arrangement that contain material financial consequences to the Company.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUE

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2014 and 2013, was $825,000 and $1,439,000, respectively. The Company’s warranty expense for the years ended December 31, 2014 and 2013 was $43,000 and $660,000, respectively.

Additionally, the Company sells three and five-year extended warranties for certain link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of December 31, 2014 and 2013, the Company had deferred $839,000 and $1,567,000, respectively, related to extended warranties. At December 31, 2014, $344,000 is included in accrued liabilities and $495,000 is included in other liabilities in the accompanying balance sheets. At December 31, 2013, $751,000 is included in accrued liabilities and $816,000 is included in other liabilities in the accompanying balance sheets.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, various departments or agencies of the U.S. Government, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 79% and 69% of accounts receivable outstanding at December 31, 2014 and 2013, respectively, are due from the Company’s two largest customers. More specifically, Dana and Meritor comprise 57% and 22%, respectively, of December 31, 2014 outstanding accounts receivables. Similar amounts at December 31, 2013 were 47% and 22%, respectively.

The Industrial Group’s largest customers for the year ended December 31, 2014 were Dana and Meritor, which represented approximately 59% and 16%, respectively, of the Company’s total net revenue. Dana and Meritor were also the Company’s largest customers for the year ended December 31, 2013, which represented approximately 58% and 15%, respectively, of the Company’s total net revenue. The Company recognized revenue from contracts with the U.S. Government and its agencies approximating 2% and 3% of net revenue for the years ended December 31, 2014 and 2013, respectively. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2014 or 2013.

Sypris and Dana have signed an amended and restated supply agreement, the binding effect of which is currently in dispute. Dana has repudiated this agreement and ceased purchasing goods supplied by Sypris. Sypris disputes Dana’s ability to exercise such rights. Meritor, and Meritor’s Brazilian subsidiary have awarded us with sole-source supply agreements for certain parts that run through at least 2015, and 2016 respectively.

Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiaries is the Mexican peso. Assets and liabilities are translated at the period end exchange rate, and income and expense items are translated at the weighted average exchange rate. The resulting translation adjustments are recorded in comprehensive (loss) income as a separate component of stockholders’ equity. Remeasurement gains or losses for U.S. dollar denominated accounts of the Company’s Mexican subsidiaries are included in other (income), net.

Collective Bargaining Agreements

Approximately 683, or 51% of the Company’s employees, all in the Industrial Group, were covered by collective bargaining agreements at December 31, 2014. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements that expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees represented approximately 36% of the Company’s workforce, or 474 employees as of December 31, 2014.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Adoption of Recently Issued Accounting Standards

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years and early adoption is not permitted. The guidance allows for either a full retrospective or a modified retrospective transition method. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its results of operations, financial position and cash flows.

In April 2014, the FASB issued guidance that revises the definition of a discontinued operation. The revised definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on operations and financial results. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance will apply to covered transactions that occur after 2014 and was optional for the initial reporting of disposals completed or approved in 2014.

(2)           Loss of a Key Customer and Management's Recovery Plans

Our supply agreement with Dana Holding Corporation (“Dana”) was originally scheduled to expire on December 31, 2014. For the year ended December 31, 2014, Dana represented approximately 59% of our net revenue.

In July 2013, Sypris and Dana signed an amended and restated supply agreement to extend the supply agreement term beyond December 31, 2014, the binding effect of which is currently in dispute. Dana has repudiated this July 2013 agreement, and Dana has ceased ordering any components from us effective December 31, 2014. Sypris disputes Dana’s ability to do so and is seeking to recover its lost margins and additional remedies with respect to the revenues to which Sypris was entitled under the renewed agreement.

Dana initiated an ancillary action in Ohio state court challenging the arbitrability of the existence and enforceability of the amended and restated July 2013 supply agreement on January 17, 2014. The parties have conducted discovery, and the Ohio trial court has granted an initial motion for judgment on the pleadings or summary judgment, which Sypris has appealed. If the case goes to trial and if ruled in the Company’s favor, the dispute would revert to the arbitrator to determine damages.

The parties have also asserted various damages claims against each other arising out of their prior supply agreement and have sought the assistance of an arbitrator in connection with these disputes. The parties have had an arbitration hearing in January 2015, but the arbitrator has yet to rule. Even if we prevail on the merits in the arbitration or litigation proceedings, there can be no assurance as to the size or timing of any monetary damages awarded.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As a result of the dispute with Dana and the loss of the Dana business, the Company has taken significant actions during the fourth quarter of 2014 and the first quarter of 2015, including but not limited to the following: (i) quoting new business opportunities with existing and potential customers resulting from the strength of the commercial vehicle market and a perceived shift in market share among tier one suppliers, (ii) reduced workforce at the locations most impacted by the loss of Dana, (iii) reduced employment costs by reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments, and (iv) utilized labor for preventative maintenance on equipment and facilities, deployment of Toyota Production System and refurbishing the overall appearance of facilities to attract customers. The Company has engaged an investment banking firm to provide financial advisory services in connection with its effort to secure new subordinated debt. The Company has also engaged a commercial real estate firm to provide advisory and brokerage services related to a potential transaction involving certain real property owned by the Company. However, there can be no assurance that our plans to mitigate the loss and to effectively manage our costs during the transition will be successful. Additionally, the Company amended its Credit Facility in March 2015 to support management’s plans and provide liquidity through January 2016. (See Note 12 “Credit Facility” for further discussion on liquidity).

As of December 31, 2014, the Company had net accounts receivable and net accounts payable specifically related to Dana of $27,363,000 and $18,912,000, respectively.

(3)           Dana Claim

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

The Claim provided to the Company was agreed to by the Company and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, the Company recorded the claim at the estimated fair value of $76,483,000. The revenues and resulting net income associated with the Company’s continued involvement were deferred and were recognized over the remaining period of the Company’s supply agreement with Dana, through December 31, 2014. For the years ended December 31, 2014 and 2013, the Company recognized revenue of $8,657,000 and $8,000,000, respectively, related to the Claim. The Claim has been fully amortized as of December 31, 2014.

(4)           Other (Income), Net

During the year ended December 31, 2014, the Industrial Group received $714,000 from the receipt of federal grant funds for improvements made under a flood relief program. Additionally, the Company recognized foreign currency transaction gains of $655,000 for the year ended December 31, 2014 related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. For the year ended December 31, 2013, the Company recognized net gains of $1,516,000 related to the disposition of idle assets and foreign currency transaction losses of $298,000. These gains and losses are included in other (income), net on the consolidated statements of operations.

(5)           Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2014	2013
Commercial	$47,228	$36,245
U.S. Government	727	2,620
	47,955	38,865
Allowance for doubtful accounts	(289)	(332)
	$47,666	$38,533

Accounts receivable from the U.S. Government includes amounts due under long-term contracts, all of which are billed at December 31, 2014 and 2013, of $727,000 and $2,620,000 respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(6)           Inventory

Inventory consists of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$16,687	$19,372
Work in process	11,702	16,436
Finished goods	6,991	5,017
Reserve for excess and obsolete inventory	(6,349)	(6,403)
	$29,031	$34,422

(7)           Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2014	2013
Prepaid expenses	$1,499	$1,690
Other	4,167	3,713
	$5,666	$5,403

Included in other current assets are deferred taxes for the Company’s Mexican subsidiaries, income taxes refundable, deferred software development costs and other items, none of which exceed 5% of total current assets.

(8)           Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Land and land improvements	$2,770	$2,999
Buildings and building improvements	26,055	26,053
Machinery, equipment, furniture and fixtures	158,816	161,207
Construction in progress	2,100	2,133
	189,741	192,392
Accumulated depreciation	(152,087)	(147,709)
	$37,654	$44,683

Depreciation expense totaled approximately $10,409,000 and $12,371,000 for the years ended December 31, 2014 and 2013, respectively. In addition, there were capital expenditures of approximately $52,000 and $135,000 included in accounts payable or accrued liabilities at December 31, 2014 and 2013, respectively.

(9)           Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets, net	1,575	2,401
Other	1,086	2,167
	$2,661	$4,568

Deferred tax assets, net relate to the Company’s Mexico operations. Other assets at December 31, 2014 and 2013 includes unamortized loan costs of approximately $109,000 and $187,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(10)         Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Salaries, wages, employment taxes and withholdings	$2,758	$4,696
Employee benefit plans	1,437	1,244
Income, property and other taxes	2,439	532
Deferred revenue	6,120	12,357
Other	6,021	4,977
	$18,775	$23,806

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest, accrued legal fees and other items, none of which exceed 5% of total current liabilities. Deferred revenue at December 31, 2013 included $8,657,000 related to the Dana settlement.

(11)         Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Noncurrent pension liability	$7,400	$4,620
Other	591	921
	$7,991	$5,541

Included in other liabilities are accrued long-term warranty expenses and other items, none of which exceed 5% of total liabilities.

(12)         Credit Facility

On May 12, 2011, the Company entered into a Credit Facility that provided potential total availability up to $50,000,000 to support short-term funding needs and letters of credit. Loans made under the Credit Facility were scheduled to mature with the commitments thereunder to terminate in May 2016. The Credit Facility originally provided for an option, subject to certain conditions, to increase potential total availability to $60,000,000 in the future. Borrowing availability under the Credit Facility is also determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments.

Based on the above mentioned calculation, at December 31, 2014, the Company had actual total availability for borrowings and letters of credit under the Credit Facility of $28,337,000 of which we had drawn $17,000,000, leaving $10,582,000 still available for borrowing, after accounting for the letter of credit. Along with an unrestricted cash balance of $7,003,000, we had total cash and available borrowing capacity of $17,585,000 as of December 31, 2014. Approximately $4,652,000 of the unrestricted cash balance relates to the Company’s Mexican subsidiaries. Standby letters of credit up to a maximum of $5,000,000 could be issued under the Credit Facility of which $755,000 and $806,000 were issued at December 31, 2014 and 2013, respectively.

Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

The weighted average interest rate for outstanding borrowings at December 31, 2014 was 2.6%. The weighted average interest rates for borrowings during the years ended December 31, 2014 and 2013 were 2.5% and 2.4%, respectively. The Company had no capitalized interest in 2014 or 2013. Interest paid during the years ended December 31, 2014 and 2013 totaled approximately $397,000 and $333,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other restricted payments without bank approval, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates. In addition, if the Company’s availability under the Credit Facility fell below $6,000,000 (or $8,000,000 for a period of five or more consecutive days), the Company was required to maintain a fixed charge coverage ratio of at least 1.15 to 1.00.

As of December 31, 2014, the Company was in compliance with all covenants. However, during the first quarter of 2015, the Company faced potential defaults under certain covenants of the Credit Facility caused primarily by the loss of Dana as a customer (See Note 2). The Company’s Credit Facility also contains a subjective acceleration clause which allows the lender to accelerate payments on current borrowings and discontinue availability under the Credit Facility based on its subjective assessment of the Company’s operations.  At December 31, 2014, management did not expect that the lender would exercise this clause of the agreement after the loss of the Dana revenues and in fact the lender has not done so. However, due to the existence of this subjective acceleration clause within the Credit Facility and the loss of Dana as a customer, the Company determined that the risk of such acceleration, while unlikely, was no longer remote, and the Company’s debt was classified as current as of December 31, 2014. The Credit Facility was amended during the first quarter of 2015 to, among other things: (i) waive certain existing or potential events of default, (ii) limit total borrowings to $25,000,000, (iii) restrict the payment of dividends, (iv) increase the applicable margin on borrowings which will result in an initial interest rate of approximately 6% and increasing by 50 basis points beginning June 2015 and each month thereafter to an estimated interest rate of 10% in January 2016, (v) revise the maturity date to January 15, 2016, (vi) revise certain financial covenants to include a minimum cumulative free cash flow covenant, (vii) establish minimum excess availability of $1,000,000 initially, through May 31, 2015, and then in the amount of $5,000,000 on or before September 30, 2015, and (viii) require the Company to raise new capital by securing subordinated debt or divesting certain real property or a combination thereof on or before September 30, 2015 (and, if earlier than September 30, 2015, to maintain minimum excess availability of $5,000,000 thereafter).

The Company engaged an investment banking firm on March 20, 2015 to provide financial advisory services in connection with its effort to secure new subordinated debt. The Company also engaged a commercial real estate firm to provide advisory and brokerage services related to a potential transaction involving certain real property owned by the Company.

The Credit Facility is secured by substantially all domestic assets of the Company. In addition to the aforementioned pursuit of capital sources, the Company is also considering opportunities to support its cash flow from operations in 2015 through sources of cash from either investing or financing activities. The Company is exploring alternatives to monetize certain assets of the Company for values in excess of the availability being provided under the Credit facility, thereby generating additional sources of capital to the Company.

In connection with the Amendment, the Company has received the proceeds of subordinated indebtedness from Gill Family Capital Management in an amount of $4,000,000. Gill Family Capital Management is an entity controlled by our president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. Gill Family Capital Management, Inc., Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders in the Company. The promissory note bears interest at a rate of 8.00% per year and matures on April 12, 2016. All principal and interest on the promissory note will be due and payable on the maturity date.

Based on the current forecast for 2015, the Company expects to be able to meet the financial covenants of its amended Credit Facility and have sufficient liquidity to finance its operations. Although the Company believes the assumptions underlying its current forecast are realistic, the Company has considered the possibility of even lower revenues and other risk factors such as its ability to onboard new business within the Industrial Group, continued delays in program bookings within our Electronics Group, or its ability to execute its current contingency plans.

Non-compliance with the covenants would provide the debt holder with the ability to demand immediate repayment of all outstanding borrowings under the amended Credit Facility. Accordingly, the inability to comply with covenants, obtain waivers for non-compliance, or obtain alternative financing would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Based upon the Company’s current level of operations and its 2015 business plan, the Company believes that cash flow from operations, available cash and available borrowings under its amended Credit Facility will be adequate to meet its liquidity needs for at least the next twelve months.

(13)         Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2014 under the Credit Facility approximates fair value because borrowings on the Credit Facility mature January 2016.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The following table details the components of pension (income) expense (in thousands):

	Year ended December 31,
	2014	2013
Service cost	$13	$24
Interest cost on projected benefit obligation	1,789	1,652
Net amortization of actuarial loss	531	824
Expected return on plan assets	(2,390)	(2,522)
	$(57)	$(22)

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

	December 31,
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$40,526	$45,561
Service cost	13	24
Interest cost	1,789	1,652
Actuarial loss (gain)	6,231	(3,534)
Benefits paid	(3,121)	(3,177)
Benefit obligation at end of year	$45,438	$40,526

Change in plan assets:
Fair value of plan assets at beginning of year	$36,566	$35,067
Actual return on plan assets	3,503	4,013
Company contributions	1,090	663
Benefits paid	(3,121)	(3,177)
Fair value of plan assets at end of year	$38,038	$36,566

Underfunded status of the plans	$(7,400)	$(3,960)

Balance sheet assets (liabilities):
Other assets	$0	$660
Other liabilities	(7,400)	(4,620)
Net amount recognized	$(7,400)	$(3,960)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$45,438	$26,773
Accumulated benefit obligation	45,428	26,760
Fair value of plan assets	38,038	22,153

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2014	2013
Projected benefit obligation and net periodic pension cost assumptions:
Discount rate	3.90%	4.65
Rate of compensation increase	4.00	4.00
Expected long-term rate of return on plan assets	6.75	7.50

Weighted average asset allocation:
Equity securities	32%	46%
Debt securities	68	54
Total	100%	100%

The fair values of our pension plan assets as of December 31, 2014, are as follows (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)
Asset categories:
Cash and cash equivalents	$1,270	$0
Equity investments:
U.S. Large Cap	8,105	0
U.S. Mid Cap	1,245	0
U.S. Small Cap	504	0
World Equity	1,596	0
Real estate	292	0
Other	266	0
Fixed income securities	11,710	13,050
Total Plan Assets	$24,988	$13,050

The fair values of our pension plan assets as of December 31, 2013, are as follows (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)
Asset categories:
Cash and cash equivalents	$1,047	$0
Equity investments:
U.S. Large Cap	9,926	0
U.S. Mid Cap	1,552	0
U.S. Small Cap	788	0
World Equity	3,152	0
Real estate	911	0
Other	637	0
Fixed income securities	8,405	10,148
Total Plan Assets	$26,418	$10,148

Investments in our defined benefit plans are stated at fair value. The following valuation methods were used to value our pension assets:

Equity securities	The fair value of equity securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2015 is approximately $800,000, which represents the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2014 and 2013 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 0-55%, fixed income securities ranging 35-100% and non-traditional/other of 0-10% of total investments.

Accumulated other comprehensive loss at December 31, 2014 includes $17,814,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2015 is $717,000. The actual loss reclassified from accumulated other comprehensive loss for 2014 and 2013 was $531,000 and $824,000, respectively.

At December 31, 2014, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2015	$3,185
2016	3,181
2017	3,158
2018	3,122
2019	3,085
2020-2025	14,563
$30,294

The Company sponsors a defined contribution plan (the Defined Contribution Plan) for substantially all domestic employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions up to 3% and provide discretionary contributions. Contributions to the Defined Contribution Plan by the Company in 2014 and 2013 totaled approximately $1,137,000 and $973,000, respectively.

The Company has self-insured medical plans (the Medical Plans) covering substantially all domestic employees. The number of employees participating in the Medical Plans was approximately 670 and 668 at December 31, 2014 and 2013, respectively. The Medical Plans limit the Company’s annual obligations to fund claims to specified amounts per participant. The Company is insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2014 and 2013, the Company charged approximately $4,967,000 and $3,909,000, respectively, to operations related to medical claims incurred and estimated, reinsurance premiums, and administrative costs for the Medical Plans.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans totaled approximately $26,000 and $247,000 in 2014 and 2013, respectively. The aggregate benefit plan assets and accumulated benefit obligation of these plans are not significant.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(15)         Commitments and Contingencies

The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2014 are as follows (in thousands):

2015	$2,260
2016	2,041
2017	442
2018	455
2019	360
2020 and thereafter	1,031
$6,589

Rent expense for the years ended December 31, 2014 and 2013 totaled approximately $2,849,000 and $2,601,000, respectively.

As of December 31, 2014, the Company had outstanding purchase commitments of approximately $7,369,000 primarily for the acquisition of inventory and manufacturing equipment.

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

The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company, although the loss of the Dana business which is the subject of current litigation could have such an effect (see Note 2 “Loss of a Significant Customer and Management’s Recovery Plans” to the consolidated financial statements in this Form 10-K).

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. As of December 31, 2014 and 2013, no amounts were accrued for any environmental matters. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

(16)         Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 3,000,000 shares of common stock were reserved for issuance under the 2004 Equity Plan. On May 11, 2010, the 2004 Equity Plan was replaced with the 2010 Sypris Omnibus Plan. A total of 3,655,088 shares of common stock were registered for issuance under the 2010 Omnibus Plan. Additionally, awards under the 2004 Plan that are cancelled without having been fully exercised or vested are available again for new awards under the 2010 Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2014 and 2013 was 1,052,021 and 1,551,521, respectively.

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

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Year ended December 31,
	2014	2013
Expected life (years)	4.0	4.0
Expected volatility	53.3%	81.1%
Risk-free interest rates	1.73%	0.77%
Expected dividend yield	2.67	1.97

A summary of the restricted stock activity is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2014	978,715	$4.00
Granted	283,000	2.80
Vested	(274,814)	4.16
Forfeited	(98,000)	3.72
Nonvested shares at December 31, 2014	888,901	$3.60

The total fair value of shares vested during 2014 and 2013 was $773,000 and $1,344,000, respectively. In conjunction with the vesting of restricted shares and payment of taxes thereon, the Company received into treasury 98,251 and 114,552 restricted shares, respectively, at an average price of $2.81 and $4.22 per share, respectively, the closing market price on the date the restricted stock vested. Such repurchased shares were immediately cancelled.

The following table summarizes option activity for the year ended December 31, 2014:

		Weighted-	Weighted-
		average	average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at January 1, 2014	1,075,400	$3.95
Granted	294,000	2.80
Exercised	(201,589)	2.56
Forfeited	(37,500)	3.52
Expired	(74,311)	6.74
Outstanding at December 31, 2014	1,056,000	$3.72	2.85	$15,000
Exercisable at December 31, 2014	233,000	$4.16	1.20	$14,800

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2014 and 2013 was $0.99 and $2.08 per share, respectively. There were 201,589 and 208,000 options exercised in 2014 and 2013, respectively. The total intrinsic value of options exercised was $417,000 and $488,000 during the years ended December 31, 2014 and 2013, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2014, there was $1,395,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of option shares vested was $9,000 and $67,000 during the years ended December 31, 2014 and 2013, respectively.

(17)         Stockholders’ Equity

As of December 31, 2014 and 2013, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in accordance with the terms of our stockholder rights plan, which expired in October 2011. There are no shares of Series A Preferred Stock currently outstanding, and we have no current plans to issue any such shares. Any future holders of Series A Preferred Stock, as currently designated, would have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company’s dissolution. Any such shares of Series A Preferred Stock would not be redeemable. However, the Company would be entitled to purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

The holders of our common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2014	2013
Foreign currency translation adjustments	$(7,265)	$(4,435)
Employee benefit related adjustments – U.S.	(17,584)	(12,996)
Employee benefit related adjustments – Mexico	(186)	(303)

Accumulated other comprehensive loss	$(25,035)	$(17,734)

(18)          Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2014	2013
Domestic	$(11,924)	$(19,952)
Foreign	15,309	9,972
	$3,385	$(9,980)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of income tax expense (benefit) applicable to continuing operations are as follows (in thousands):

	Year ended December 31,
	2014	2013
Current:
Federal	$0	$0
State	102	116
Foreign	3,417	1,077
Total current income tax expense	3,519	1,193

Deferred:
Federal	0	(2,061)
State	0	(376)
Foreign	1,050	1,151
Total deferred income tax expense (benefit)	1,050	(1,286)
	$4,569	$(93)

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

As the Company experienced a loss from continuing operations in the U.S. for the year ended December 31, 2013 and other comprehensive income from employee benefit and foreign currency translation adjustments, the Company allocated income tax expense against the components of other comprehensive income in 2013 using a 38.9% effective tax rate. Income tax benefit related to continuing operations for the year ended December 31, 2013 includes a benefit of $2,437,000 due to the required intraperiod tax allocation. Conversely, other comprehensive income for the year ended December 31, 2013 includes income tax expense of $2,437,000.

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2014 and 2013 totaled $33,000 and $120,000, respectively. Foreign income taxes paid during 2014 and 2013 totaled $1,063,000 and $1,523,000, respectively. There were no foreign refunds received in 2014 and 2013. There were no federal taxes paid in 2014 and 2013, and there were no federal refunds received in 2014 and 2013. At December 31, 2014, the Company had $112,448,000 of federal net operating loss carryforwards available to offset future federal taxable income, which will expire in various amounts from 2024 to 2034.

At December 31, 2014, the Company had $49,508,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida. These carryforwards expire in various amounts from 2018 to 2034.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following is a reconciliation of income tax (benefit) expense applicable to continuing operations to that computed by applying the federal statutory rate to (loss) income from continuing operations before income taxes (in thousands):

	Year ended December 31,
	2014	2013
Federal tax expense at the statutory rate	$1,185	$(3,517)
Current year permanent differences	61	50
Goodwill impairment	0	1,373
State income taxes, net of federal tax impact	(772)	(1,118)
Foreign repatriation, net of foreign tax credits	4,077	2,768
Mexican minimum taxes	0	46
Effect of tax rates of foreign subsidiaries	(733)	(486)
Currency translation effect on temporary differences	(71)	38
Valuation allowance	297	729
Prior year adjustment	531	22
Other	(6)	2
	$4,569	$(93)

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

The gross deferred tax asset for the Company’s Mexican subsidiaries was $2,556,000 and $3,973,000 as of December 31, 2014 and 2013, respectively.

Therefore, the net deferred tax asset balances of $2,556,000 and $3,973,000 at December 31, 2014 and 2013, respectively, are attributable to the Mexican subsidiaries. The Company has been profitable in Mexico in the past, and while we do not expect to be profitable in 2015 due to the loss of the Dana business, we expect to be profitable in 2016 and thereafter.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Compensation and benefit accruals	$1,665	$1,905
Inventory valuation	3,124	3,176
Federal and state net operating loss carryforwards	46,835	44,139
Deferred revenue	2,573	3,180
Accounts receivable allowance	113	129
Defined benefit pension plan	2,304	873
Foreign deferred revenue and other provisions	2,556	3,973
AMT credits	185	185
Other	974	1,339
	60,329	58,899
Domestic valuation allowance	(51,914)	(49,832)
Total deferred tax assets	8,415	9,067
Deferred tax liabilities:
Foreign subsidiaries – unrepatriated earnings	(3,773)	(2,665)
Depreciation	(2,086)	(2,429)
Total deferred tax liabilities	(5,859)	(5,094)

Net deferred tax asset	$2,556	$3,973

The ASC Income Tax topic includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financials. Specifically, the guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits as of December 31, 2014 and 2013 was $200,000. There were no changes to the unrecognized tax benefit balance during the years ended December 31, 2014 and 2013.

If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire balance at December 31, 2014 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, the Company does not have an accrual for the payment of tax-related interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2010 through 2013, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

As of December 31, 2014, the Company has no undistributed earnings of foreign subsidiaries that are classified as permanently reinvested. The Company expects to repatriate available non-U.S. cash holdings during 2015. The Company will utilize its net operating loss carryforward in the U.S. to offset the taxable income generated in 2014 in the U.S. as a result of the repatriation and has therefore recognized a deferred income tax benefit equal to the amount of the U.S deferred tax liability and a corresponding reduction in the deferred tax asset valuation allowance.

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

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. All potential common shares were excluded from diluted earnings per share for the year ended December 31, 2014 and 2013 because the effect of inclusion would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Year ended December 31,
	2014	2013
Loss attributable to stockholders:
Net loss as reported	$(1,184)	$(9,887)
Less dividends declared attributable to restricted award holders	(53)	(45)
Net loss allocable to common stockholders	$(1,237)	$(9,932)

Loss per common share attributable to stockholders:
Basic	$(0.06)	$(0.51)
Diluted	$(0.06)	$(0.51)
Weighted average shares outstanding – basic	19,586	19,345
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	19,586	19,345

(20)         Segment Information

The Company is organized into two business groups, the Industrial Group and the Electronics Group. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies, and workforce skills of the segments. The Industrial Group provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. The Industrial Group also manufactures high-pressure closures and other fabricated products. The Electronics Group provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems. Revenue derived from outsourced services for the Industrial Group accounted for 85% and 82% of total net revenue in 2014 and 2013, respectively. Revenue derived from outsourced services for the Electronics Group accounted for 6% and 7% of total net revenue in 2014 and 2013, respectively. There was no intersegment net revenue recognized for any year presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Year ended December 31,
	2014	2013
Net revenue from unaffiliated customers:
Industrial Group	$322,262	$276,136
Electronics Group	32,514	34,578
	$354,776	$310,714

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year Ended December 31,
	2014	2013
Gross profit (loss):
Industrial Group	$42,021	$31,638
Electronics Group	(3,191)	(1,585)
	$38,830	$30,053
Operating income (loss):
Industrial Group	$25,160	$20,021
Electronics Group	(13,479)	(21,851)
General, corporate and other	(8,961)	(8,558)
	$2,720	$(10,388)
Income (loss) before income taxes:
Industrial Group	$26,454	$20,985
Electronics Group	(13,476)	(21,858)
General, corporate and other	(9,593)	(9,107)
	$3,385	$(9,980)
Depreciation and amortization:
Industrial Group	$9,374	$11,261
Electronics Group	945	999
General, corporate and other	90	141
	$10,409	$12,401
Capital expenditures:
Industrial Group	$3,725	$4,547
Electronics Group	811	444
General, corporate and other	723	62
	$5,259	$5,053

	December 31,
	2014	2013
Total assets:
Industrial Group	$95,105	$100,593
Electronics Group	26,874	29,689
General, corporate and other	7,699	16,001
	$129,681	$146,283
Total liabilities:
Industrial Group	$55,505	$54,232
Electronics Group	8,697	9,216
General, corporate and other	18,601	26,583
	$82,793	$90,031

The Company’s export sales from the U.S. totaled $58,498,000 and $45,163,000 in 2014 and 2013, respectively. Approximately $111,177,000 and $95,392,000 of net revenue in 2014 and 2013, respectively, and $13,033,000 and $16,656,000 of long lived assets at December 31, 2014 and 2013, respectively, and net assets of $20,388,000 and $20,779,000 at December 31, 2014 and 2013 relate to the Company’s international operations.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(21) Subsequent Events

The Credit Facility was amended during the first quarter of 2015 to, among other things, (i) waive certain existing or potential events of default, (ii) limit total borrowings to $25,000,000, (iii) restrict the payment of dividends, (iv) increase the applicable margin on borrowings which will result in an initial interest rate of approximately 6% and increasing by 50 basis points beginning June 2015 and each month thereafter to an estimated interest rate of 10% in January 2016, (v) revise the maturity date to January 15, 2016, (vi) revise certain financial covenants to include a minimum cumulative free cash flow covenant, (vii) establish minimum excess availability of $1,000,000 initially, through May 31, 2015, and then in the amount of $5,000,000 on or before September 30, 2015, and (viii) require the Company to raise new capital by securing subordinated debt or divesting certain real property or a combination thereof on or before September 30, 2015 (and, if earlier than September 30, 2015, to maintain minimum excess availability of $5,000,000 thereafter).

In connection with the Amendment, the Company has received the proceeds of subordinated indebtedness from Gill Family Capital Management in an amount of $4,000,000. Gill Family Capital Management is an entity controlled by our president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. Gill Family Capital Management, Inc., Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders in the Company. The promissory note bears interest at a rate of 8.00% per year and matures on April 12, 2016. All principal and interest on the promissory note will be due and payable on the maturity date. The Board of Directors (“Board”) appointed the Audit and Finance Committee of the Board (“Committee”) as an independent committee of the Board to review the fairness of and negotiate the terms of the foregoing transactions including the promissory note with Gill Family Capital Management. The Committee reviewed, negotiated and approved the promissory note as fair and in the Company’s best interests on March 10, 2015 and the Board subsequently approved the transaction upon the Committee’s recommendation. Gill Family Capital Management, Jeffrey T. Gill and R. Scott Gill are significant, long term beneficial stockholders in the Company and have expressed a continuing interest in opportunities that are fair and reasonable to the Company and to the Gill family.

On March 26, 2015, the Company amended the vesting dates of certain outstanding restricted stock awards, including awards held by our named executive officers; their original vesting dates of March 31, 2015 and April 1, 2015 have been revised to October 1, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.     Executive Compensation

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2014 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2014,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	1,056,000	(1)	$3.72	1,052,021	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	1,056,000		$3.72	1,052,021

(1)	Consists of (a) 18,000 outstanding options under the 2004 Equity Plan, (c) and 1,038,000 outstanding options under the 2010 Omnibus Plan.

(2)	Shares remaining available for issuance under the 2010 Omnibus Plan.

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

10.1.1

Joinder and Amendment No. 1 to Loan Documents between PNC Bank, National Association, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of February 10, 2015.

10.1.2

Amendment No. 2 to Loan Documents between PNC Bank, National Association, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of March 12, 2015.

10.2

Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of March 12, 2015.

10.2.1

Security Agreement between Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. and Gill Family Capital Management, Inc., dated as of March 12, 2015.

10.3

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

10.3.1

Agreement related to Fifth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 12, 2006, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 filed on March 14, 2007 (Commission File No. 000-24020)).

10.3.2

Agreement related to Sixth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated August 13, 2008, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2008 filed on November 5, 2008 (Commission File No. 000-24020)).

10.4*

Sypris Solutions, Inc. Independent Directors’ Stock Option Plan as Amended and Restated effective February 26, 2002 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on May 9, 2002 (Registration No. 333-87882)).

10.5*

Sypris Solutions, Inc., Directors Compensation Program As Amended and Restated Effective February 24, 2004 and as amended December 15, 2004, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.6*

Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on December 17, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 (Commission File No. 000-24020)).

10.7*

2004 Sypris Equity Plan effective as of April 27, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.8*

2010 Sypris Omnibus Plan effective as of May 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2010 (Commission File No. 333-166951)).

10.9*

Amended Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.10*

Amended 2010 Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 18, 2010 (Commission File No. 000-24020)).

10.11*	Executive Equity Repurchase Agreement dated December 20, 2011 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on March 13, 2012 (Commission File No. 000-24020)).

10.12*	Form of Employment Agreement between Sypris Solutions, Inc. and participants in the Sypris Solutions, Inc. Executive Long-Term Incentive Program for 2015 dated as of March 5, 2015.

10.13

Preliminary Settlement Agreement between Sypris Solutions, Inc, and Dana Corporation (Debtor in Possession) dated May 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2006 (Commission File No. 000-24020)).

10.14

Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007, replaces redacted copy of Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2008 (Commission File No. 000-24020)).

10.15

Redacted copy of Supply Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

16.1	Letter from Ernst & Young LLP addressed to the Securities and Exchange Commission, dated June 12, 2014 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed on June 12, 2014 (Commission File No. 000-24020)).

Exhibit
Number	Description

21	Subsidiaries of the Company

23.1	Consent of Crowe Horwath LLP

23.2	Consent of Ernst & Young LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2015.

SYPRIS SOLUTIONS, INC.
(Registrant)
/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2015:

/s/ Robert E. Gill	Chairman of the Board
(Robert E. Gill)

/s/ Jeffrey T. Gill	President, Chief Executive Officer and Director
(Jeffrey T. Gill)

/s/ Anthony C. Allen	Vice President and Chief Financial Officer
(Anthony C. Allen)	(Principal Financial Officer)

/s/ Rebecca R. Eckert	Controller
(Rebecca R. Eckert)	(Principal Accounting Officer)

/s/ John F. Brinkley	Director
(John F. Brinkley)

/s/ Gary L. Convis	Director
(Gary L. Convis)

/s/ William G. Ferko	Director
(William G. Ferko)

/s/ R. Scott Gill	Director
(R. Scott Gill)

/s/ William L. Healey	Director
(William L. Healey)

/s/ Robert F. Lentz	Director
(Robert F. Lentz)

/s/ Sidney R. Petersen	Director
(Sidney R. Petersen)

/s/ Robert Sroka	Director
(Robert Sroka)