Form 10-Q
period 2015-04-05
SYPRIS SOLUTIONS INC
filed 2015-05-14
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended April 5, 2015

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

As of May 1, 2015, the Registrant had 20,791,544 shares of common stock outstanding.

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended
	April 5, 2015	March 30, 2014
	(Unaudited)
Net revenue:
Outsourced services	$31,872	$76,520
Products	5,137	7,724
Total net revenue	37,009	84,244
Cost of sales:
Outsourced services	35,786	67,981
Products	4,380	5,699
Total cost of sales	40,166	73,680
Gross (loss) profit	(3,157)	10,564
Selling, general and administrative	9,118	7,992
Research and development	333	151
Severance	285	0
Operating (loss) income	(12,893)	2,421
Interest expense, net	334	132
Other (income), net	(179)	(528)
(Loss) income before taxes	(13,048)	2,817
Income tax (benefit) expense, net	(15)	1,165
Net (loss) income	$(13,033)	$1,652
(Loss) income per share:
Basic	$(0.66)	$0.08
Diluted	$(0.66)	$0.08
Weighted average shares outstanding:
Basic	19,650	19,417
Diluted	19,650	19,446
Dividends declared per common share	$0.00	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Three Months Ended
	April 5, 2015	March 30, 2014
	(Unaudited)
Net (loss) income	$(13,033)	$1,652
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(658)	26
Comprehensive (loss) income	$(13,691)	$1,678

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	April 5, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,415	$7,003
Accounts receivable, net	30,375	47,666
Inventory, net	29,992	29,031
Other current assets	6,340	5,666
Total current assets	70,122	89,366

Property, plant and equipment, net	35,626	37,654
Other assets	2,954	2,661
Total assets	$108,702	$129,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,291	$39,027
Accrued liabilities	15,266	18,775
Current portion of long-term debt	15,949	17,000

Total current liabilities	63,506	74,802

Note payable – related party	4,000	0
Other liabilities	7,870	7,991

Total liabilities	75,376	82,793

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,826,236 shares issued and 20,743,544 outstanding in 2015 and 20,567,735 shares issued and 20,485,043 outstanding in 2014	208	206
Additional paid-in capital	151,441	151,314
Retained deficit	(92,629)	(79,596)
Accumulated other comprehensive loss	(25,693)	(25,035)
Treasury stock, 82,692 and 82,692 shares in 2015 and 2014, respectively	(1)	(1)

Total stockholders’ equity	33,326	46,888

Total liabilities and stockholders’ equity	$108,702	$129,681

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Three Months Ended
	April 5, 2015	March 30, 2014
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(13,033)	$1,652
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,180	2,714
Stock-based compensation expense	206	405
Deferred revenue recognized	(2,170)	(2,164)
Deferred loan costs recognized	77	19
Provision for excess and obsolete inventory	82	103
Other noncash items	(183)	113
Contributions to pension plans	(77)	(199)
Changes in operating assets and liabilities:
Accounts receivable	17,303	(19,953)
Inventory	(1,047)	(2,247)
Other current assets	(691)	1,662
Accounts payable	(7,046)	17,925
Accrued and other liabilities	(916)	2,469

Net cash (used in) provided by operating activities	(5,315)	2,499

Cash flows from investing activities:
Capital expenditures, net	(295)	(559)
Proceeds from sale of assets	0	8

Net cash used in investing activities	(295)	(551)

Cash flows from financing activities:
Net change in debt under revolving credit agreements	(1,051)	(1,000)
Proceeds from related party note payable	4,000	0
Debt modification costs	(440)	0
Common stock repurchases	0	(116)
Indirect repurchase of shares of minimum statutory tax withholdings	(77)	(33)
Cash dividends paid	(410)	(408)

Net cash provided by (used in) financing activities	2,022	(1,557)

Net (decrease) increase in cash and cash equivalents	(3,588)	391

Cash and cash equivalents at beginning of period	7,003	18,674

Cash and cash equivalents at end of period	$3,415	$19,065

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

All references to “Sypris,” the “Company,” “we” or “our” include Sypris Solutions, Inc. and its wholly-owned subsidiaries. Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, and other technical services, often under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its two segments, Sypris Technologies, Inc. (Sypris Technologies) and Sypris Electronics, LLC (Sypris Electronics). See Note 12, “Segment Data,” to the consolidated financial statements.

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico and the United Kingdom (U.K.) and serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended April 5, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2014 as presented in the Company’s Annual Report on Form 10-K.

(3)	Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that revises the definition of a discontinued operation. The revised definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on operations and financial results. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance will apply to covered transactions that occur after 2014 and was optional for the initial reporting of disposals completed or approved in 2014.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years and early adoption is not permitted. The guidance allows for either a full retrospective or a modified retrospective transition method. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its results of operations, financial position and cash flows.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

(4)	Loss of a Key Customer and Management’s Recovery Plans

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

Dana initiated an ancillary action in Ohio state court challenging the arbitrability of the existence and enforceability of the amended and restated July 2013 supply agreement on January 17, 2014. The parties have conducted discovery, and the Ohio trial court has granted an initial motion for judgment on the pleadings or summary judgment, which Sypris has appealed. If the case goes to trial and if ruled in the Company’s favor, the dispute would revert to an arbitrator to determine damages.

Additionally, the parties have also asserted various damages claims against each other arising out of their prior supply agreement and have sought the assistance of an arbitrator in connection with these disputes. The parties had an arbitration hearing in January 2015, and the ruling was received on April 29, 2015, awarding Sypris $505,000.

As a result of the dispute with Dana and the loss of the Dana business, the Company has taken significant actions during the fourth quarter of 2014 and the first quarter of 2015, including but not limited to the following: (i) bid on significant new business opportunities with existing and potential customers resulting from the strength of the commercial vehicle market and a perceived shift in market share among tier one suppliers, (ii) reduced workforce at the locations most impacted by the loss of Dana, (iii) reduced employment costs by reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments, and (iv) utilized labor for preventative maintenance on equipment and facilities, deployment of Toyota Production System management and production practices and refurbished the overall appearance of facilities to attract customers. The Company has engaged an investment banking firm to provide financial advisory services in connection with its effort to secure new subordinated debt. The Company has also engaged a commercial real estate firm to provide advisory and brokerage services related to the potential disposition of certain real property owned by the Company. However, there can be no assurance that our plans to mitigate the loss and to effectively manage our costs during the transition will be successful. Additionally, the Company amended its Credit Facility in March 2015 to support management’s plans and provide liquidity through January 2016 (see Note 11 “Debt,” to the consolidated financial statements).

(5)	Milestone Revenue Recognition

The Company periodically enters into research and development contracts with customers related primarily to key encryption products. When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method in accordance with Accounting Standards Codification (“ASC”) 605-28 Revenue Recognition, Milestone Method. The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the deliverables to which the Company has committed in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software or regulatory agency certifications. The Company had one such milestone contract in process at December, 31, 2014. All milestones under that contract were deemed substantive. During the first quarters ended April 5, 2015 and March 30, 2014, revenue recognized through the achievement of multiple milestones amounted to $300,000 and $1,275,000, respectively. There are no performance, cancellation, termination or refund provisions in the arrangement that contain material financial consequences to the Company. As of April 5, 2015, all contracts utilizing the milestone method were completed.

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

The Claim provided to the Company was agreed to by the Company and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, the Company recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement were deferred and were recognized over the applicable period of the involvement. For the three months ended March 30, 2014, the Company recognized into revenue $2,164,000 related to the Claim. The Claim was fully amortized as of December 31, 2014.

(7)	Other (Income), Net

During the three months ended April 5, 2015, the company recognized net foreign currency related gains of $134,000 related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. During the three months ended March 30, 2014, the Company recognized net gains of $591,000 within Sypris Technologies from the receipt of federal grant funds for improvements made under a flood relief program. Additionally, the Company recognized foreign currency related losses of $31,000 in the three months ended March 30, 2014. These gains and losses are included in other (income), net on the consolidated statements of operations.

(8)	(Loss) Earnings Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended April 5, 2015, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive. There were 858,000 potential common shares excluded from diluted earnings per share for the three months ended March 30, 2014.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) earnings per common share is as follows (in thousands):

	Three Months Ended
	April 5, 2015	March 30, 2014
	(Unaudited)
(Loss) income attributable to stockholders:
Net (loss) as reported	$(13,033)	$1,652
Less distributed and undistributed earnings allocable to restricted awarded holders	0	(54)
Less dividends declared attributed to restricted awarded holders	0	(14)
Net (loss) income allocable to common stockholders	$(13,033)	$1,584

	Three Months Ended
	April 5,	March 30,
	2015	2014
	(Unaudited)
(Loss) income per common share attributable to stockholders:
Basic	$(0.66)	$0.08
Diluted	$(0.66)	$0.08

Weighted average shares outstanding – basic	19,650	19,417
Weighted average additional shares assuming conversion of potential common shares	0	29
Weighted average shares outstanding – diluted	19,650	19,446

(9)	Inventory

Inventory consists of the following (in thousands):

	April 5,	December 31,
	2015	2014
	(Unaudited)
Raw materials	$16,797	$16,687
Work in process	13,564	11,702
Finished goods	6,051	6,991
Reserve for excess and obsolete inventory	(6,420)	(6,349)
	$29,992	$29,031

(10)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	April 5,	December 31,
	2015	2014
	(Unaudited)
Land and land improvements	$2,703	$2,770
Buildings and building improvements	25,947	26,055
Machinery, equipment, furniture and fixtures	159,050	158,816
Construction in progress	1,079	2,100
	188,779	189,741
Accumulated depreciation	(153,153)	(152,087)
	$35,626	$37,654

Sypris Technologies performed an asset recoverability test for one of its asset groups totaling approximately $31,331,000 as of April 5, 2015. The Company concluded that the undiscounted sum of estimated future cash flows exceeded the carrying value for such asset group, and accordingly, no impairment was recognized.

(11)	Debt

Debt consists of the following:

	April 5,	December 31,
	2015	2014
	(Unaudited)
Revolving credit facility	$15,949	$17,000
Note payable – related party	4,000	0
	$19,949	$17,000

The Credit Facility was amended during the first quarter of 2015 to, among other things: (i) waive certain existing or potential events of default, (ii) limit total borrowings to $25,000,000, (iii) restrict the payment of dividends, (iv) increase the applicable margin on borrowings which will result in an initial interest rate of approximately 6% and increasing by 50 basis points beginning June 2015 and each month thereafter to an estimated interest rate of 10% in January 2016, (v) revise the maturity date to January 15, 2016, (vi) revise certain financial covenants to include a minimum cumulative free cash flow covenant, (vii) establish minimum excess availability of $1,000,000 initially, through May 31, 2015, and then in the amount of up to $5,000,000 on or before September 30, 2015, and (viii) require the Company to raise new capital by securing subordinated debt or divesting certain real property or a combination thereof on or before September 30, 2015 (and, if earlier than September 30, 2015, to maintain minimum excess availability of up to $5,000,000 thereafter).

The Company engaged an investment banking firm on March 20, 2015 to provide financial advisory services in connection with its effort to secure new subordinated debt. The Company also engaged a commercial real estate firm to provide advisory and brokerage services related to a potential transaction involving certain real property owned by the Company.

As a result of the aforementioned modification, the Company incurred $440,000 of loan costs, which are included in other assets in the consolidated balance sheets.

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

In connection with the amendment, the Company has received the proceeds of subordinated indebtedness from Gill Family Capital Management in an amount of $4,000,000. Gill Family Capital Management is an entity controlled by our president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. Gill Family Capital Management, Inc., Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.00% per year and matures on April 12, 2016. All principal and interest on the promissory note will be due and payable on the maturity date.

Actual borrowing availability under the Credit Facility is determined by a daily borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. Based on that calculation, at April 5, 2015, we had actual total borrowing availability under the Credit Facility of $20,922,000, of which we had drawn $15,948,000, leaving $4,219,000 available for borrowing, after accounting for the letter of credit. Standby letters of credit up to a maximum of $5,000,000 could be issued under the Credit Facility of which $755,000 were issued at April 5, 2015 and December 31, 2014. Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

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

(12)	Segment Data

The Company is organized into two business groups, Sypris Technologies and Sypris Electronics. These segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies and workforce skills of the segments. Sypris Technologies provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. Sypris Technologies also manufactures high-pressure closures and other fabricated products. Sypris Electronics provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems, trusted solutions for identity management, cryptographic key distribution and cyber analytics. There was no intersegment net revenue recognized in any of the periods presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	April 5, 2015	March 30, 2014
	(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$28,070	$75,839
Sypris Electronics	8,939	8,405
	$37,009	$84,244
Gross profit (loss):
Sypris Technologies	$(4,104)	$11,154
Sypris Electronics	947	(590)
	$(3,157)	$10,564
Operating (loss) income:
Sypris Technologies	$(9,368)	$8,113
Sypris Electronics	(1,590)	(3,077)
General, corporate and other	(1,935)	(2,615)
	$(12,893)	$2,421

	April 5, 2015	December 31, 2014
	(Unaudited)
Total assets:
Sypris Technologies	$78,627	$95,108
Sypris Electronics	28,553	26,874
General corporate and other	1,522	7,699
	$108,702	$129,681

(13)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of April 5, 2015 and December 31, 2014 was $811,000 and $825,000, respectively. The Company’s warranty expense for the three months ended April 5, 2015 and March 30, 2014 was $64,000 and $67,000, respectively.

Additionally, the Company sells three and five-year extended warranties for certain link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of April 5, 2015 and December 31, 2014, the Company had deferred revenue of $749,000 and $839,000, respectively, related to extended warranties.

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

The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company, although the loss of the Dana business, which is the subject of current litigation, could have such an effect (see Note 4 “Loss of a Significant Customer and Management’s Recovery Plans”).

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications either from companies previously owning these facilities or from purchasers of those facilities. As of April 5, 2015 and December 31, 2014, no amounts were accrued for any environmental matters.

As of April 5, 2015, the Company had outstanding purchase commitments of approximately $5,542,000, primarily for the acquisition of inventory and manufacturing equipment. As of April 5, 2015, the Company also had outstanding letters of credit approximating $755,000 primarily under the aforementioned captive insurance program.

(14)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 35% and for its foreign operations at a statutory rate of 30% in 2015 and 2014. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

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

The Company expects to repatriate available non-U.S. cash holdings in 2015 and 2016 to support management’s strategic objectives and fund ongoing U.S. operational cash flow requirements; therefore current earnings from non-U.S. operations are not treated as permanently reinvested. The U.S. income tax recorded in 2015 on these non-U.S. earnings is expected to be offset by the benefit of a partial release of a valuation allowance on U.S. net operating loss carryforwards. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate. For the year ending December 31, 2015, the Company expects any additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings would not be material.

(15)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended
	April 5,	March 30,
	2015	2014
	(Unaudited)
Service cost	$4	$6
Interest cost on projected benefit obligation	434	447
Net amortizations of actuarial loss	170	142
Expected return on plan assets	(564)	(607)
	$44	$(12)

(16)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	April 5, 2015	December 31, 2014
	(Unaudited)
Foreign currency translation adjustments	$(7,923)	$(7,265)
Employee benefit related adjustments – U.S.	(17,584)	(17,584)
Employee benefit related adjustments – Mexico	(186)	(186)
Accumulated other comprehensive loss	$(25,693)	$(25,035)

(17)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at April 5, 2015 under the Credit Facility and the related party note payable approximates fair value because borrowings mature in January 2016 and April 2016, respectively.

(18)	Subsequent Events

On December 30, 2013, Sypris filed a Notice of Supplemental Claims in an arbitration proceeding, seeking up to approximately $9.0 million in damages for Dana’s alleged breach of the parties’ original 2007 supply agreement; Dana filed a counterclaim for certain unpaid price rebates in the amount of approximately $3.0 million. The parties had an arbitration hearing in January 2015, and the ruling was received on April 29, 2015, awarding Sypris $505,000.

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

We are organized into two business groups, Sypris Technologies and Sypris Electronics. Sypris Technologies, which is comprised of Sypris Technologies, Inc. and its subsidiaries, generates revenue primarily from the sale of manufacturing services to customers in the market for truck components and assemblies and from the sale of products to the energy and chemical markets. Sypris Electronics, which is comprised of Sypris Electronics, LLC and one subsidiary, generates revenue primarily from the sale of manufacturing services, technical services and products to customers in the market for aerospace and defense electronics, trusted solutions for identity management, cryptographic key distribution and cyber analytics.

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

Sypris Technologies Outlook

In North America, production levels for light, medium and heavy duty trucks have steadily increased over the past five years from a low in the depressed economic environment of 2008 and 2009. The commercial vehicle industry overall is expecting modest growth in production levels through 2015. Oil and gas markets, served by our engineered products line of Tube Turns® products, have been impacted to some degree as some of our customers’ revenues, and near term capital expenditures, appear to have declined along with oil prices generally.

More specifically, Sypris Technologies’ production levels are expected to decline significantly in 2015. Our shipments to Dana ceased on December 31, 2014, in the context of a dispute over the enforceability of a five-year contract renewal signed by the parties in 2013. In 2014, Dana represented approximately 59% of our net revenue. In July 2013, Sypris and Dana signed an amended and restated supply agreement to extend the supply agreement term beyond December 31, 2014, the binding effect of which is currently in dispute. Dana has repudiated this July 2013 agreement, and Dana has ceased ordering any components from us effective December 31, 2014. Sypris disputes Dana’s ability to do so and is seeking to recover its lost margins and additional remedies with respect to the revenues to which Sypris was entitled under the renewed agreement.

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

The parties have also asserted various damages claims against each other arising out of their prior supply agreement and have sought the assistance of an arbitrator in connection with these disputes. The parties had an arbitration hearing in January 2015, and the ruling was received on April 29, 2015, awarding Sypris $0.5 million.

The loss of Dana’s revenues will create significant challenges for the Company, especially in the near-term as we seek to control our costs while rebuilding and diversifying our customer base.

Revenue Recovery Plans

As a result of the dispute with Dana and the loss of the Dana business, the Company has taken significant actions during the fourth quarter of 2014 and the first quarter of 2015 to pursue new business opportunities with existing and potential customers, identify alternative uses for the related assets and certain other contingency plans. For example, since January 1, 2015, a variety of prospective and existing customers, seeking new or expanded relationships with suppliers that have available manufacturing capacity, have toured our operating plants in Kentucky, North Carolina and Mexico as part of their due diligence efforts in connection with a number of potential projects in the commercial vehicle, agricultural equipment and off-highway vehicle component markets. These markets are generally experiencing strong current demand and limited available manufacturing capacity. As a result, the Company is aggressively targeting these new opportunities to utilize our excess capacity for future growth. For our high pressure closures and related engineered products lines, we are aggressively seeking to expand our customer base beyond the oil and gas pipeline markets as well as broadening our market share within those markets. However, there can be no assurance that our plans to mitigate the loss and to effectively manage our costs during the transition will be successful. See Note 4 “Loss of a Key Customer and Management’s Recovery Plans” to the consolidated financial statements in this Form 10-Q.

Sypris Electronics Outlook

We continue to face challenges within Sypris Electronics, such as the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally, the emergence of new competitors to our product and service offerings, as well as federal government spending uncertainties in the U.S. and the allocation of funds by the U.S. Department of Defense.

Sypris Electronics’ revenue has declined year-over-year since 2009 primarily due to our inability to replace the declining demand for certain legacy products and services with competitive new offerings. While we have begun to generate revenue from the ramp-up of new electronic manufacturing services and other technical service programs, the process of fully replacing our legacy programs will continue through 2015 and 2016. The Company is continuing to develop new products and pursuing new programs to attempt to replenish its revenue stream within Sypris Electronics.

The U.S. Government's continued focus on addressing federal budget deficits and the growing national debt exacerbates this challenging environment for Sypris Electronics. It is likely that U.S. government discretionary spending levels for Fiscal Year 2016 and beyond will continue to be subject to significant pressure, including risk of future sequestration cuts. Significant uncertainty also continues with respect to program-level appropriations for the U.S. Department of Defense (U.S. DoD) and other government agencies within the overall budgetary framework described above. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorization and appropriations process could result in reductions, cancellations and/or delays of existing contracts or programs. Congress and the Administration continue to debate these long and short-term funding issues, but reductions in U.S. DoD spending could materially and adversely affect the results of our Sypris Electronics, and we expect that certain military and defense programs will experience delays while the receipt of government approvals remain pending.

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

Results of Operations

The table below compares our segment and consolidated results for the first quarterly period of operations of 2015 to the first quarterly period of operations of 2014. It presents the results for each period, the change in those results from 2014 to 2015 in both dollars and as a percentage, as well as the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended April 5, 2015 Compared to Three Months Ended March 30, 2014

	Three Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	April 5, 2015	March 30, 2014	Favorable (Unfavorable)	Favorable (Unfavorable)	April 5, 2015	March 30, 2014
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$28,070	$75,839	$(47,769)	(63.0)%	75.8%	90.0%
Sypris Electronics	8,939	8,405	534	6.4	24.2	10.0
Total	37,009	84,244	(47,235)	(56.1)	100.0	100.0

Cost of sales:
Sypris Technologies	32,174	64,685	32,511	50.3	114.6	85.3
Sypris Electronics	7,992	8,995	1,003	11.2	89.4	107.0
Total	40,166	73,680	33,514	45.5	108.5	87.5

Gross profit (loss):
Sypris Technologies	(4,104)	11,154	(15,258)	NM	(14.6)	14.7
Sypris Electronics	947	(590)	1,537	NM	10.6	(7.0)
Total	(3,157)	10,564	(13,721)	NM	(8.5)	12.5

Selling, general and administrative	9,118	7,992	(1,126)	(14.1)	24.6	9.5
Research and development	333	151	(182)	(120.5)	0.9	0.2
Severance	285	—	(285)	NM	0.8	—
Operating (loss) income	(12,893)	2,421	(15,314)	NM	(34.8)	2.8

Interest expense, net	334	132	(202)	(153.0)	0.9	0.1
Other (income), net	(179)	(528)	(349)	(66.1)	(0.5)	(0.6)

(Loss) income before taxes	(13,048)	2,817	(15,865)	NM	(35.2)	3.3
Income tax (benefit) expense, net	(15)	1,165	1,180	NM	—	1.4

Net (loss) income	$(13,033)	$1,652	$(14,685)	NM	(35.2)%	1.9%

Net Revenue. Sypris Technologies primarily derives its revenue from manufacturing services and product sales. Net revenue for Sypris Technologies decreased 63.0% or $47.8 million for the first quarter of 2015 compared to the first quarter of 2014. The loss of the Dana business accounted for $50.1 million of this decline for the first quarter of 2015. Partially offsetting this was an increase in other volumes of $3.0 million attributable to favorable demand from our commercial vehicle market customers.

Sypris Electronics derives its revenue from product sales and technical outsourced services. Net revenue Sypris Electronics for the first quarter of 2015 increased 6.4% or $0.5 million compared to the same period in 2014, reflecting the ramp up of a new electronic manufacturing service program, partially offset by declines in engineering services due to the completion of a program during the period. Despite the increase over the prior year period, Sypris Electronics’ outlook continues to be negatively affected by our inability to replace the declining demand for certain legacy products and services with competitive new offerings and budgetary and funding uncertainty within the U.S. DoD.

Gross Profit. Sypris Technologies’ gross profit decreased $15.3 million to a loss of $4.1 million in the first quarter of 2015 as compared to gross profit of $11.2 million in the first quarter of 2014. The net decrease in sales volumes resulted in a decrease in gross profit of approximately $11.5 million. Additionally, productivity challenges experienced primarily due to the significant loss of business from Dana resulted in a decrease in gross profit of $3.7 million, when compared to the prior year period. See Note 4 “Loss of a Key Customer and Management’s Recovery Plans” to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Sypris Electronics’ gross profit increased $1.5 million to $0.9 million in the first quarter of 2015 as compared to a loss of $0.6 million for the first quarter of 2014. The improvement in gross profit was primarily as a result of a favorable mix in sales of higher margin products and services.

Selling, General and Administrative. In the first quarter of 2015, selling, general and administrative expense increased $1.1 million as compared to the same period in 2014 as a result of an increase in legal expenses regarding contract negotiations and litigation partially offset by a decrease in employee compensation related expenses (see Note 4 “Loss of a Key Customer and Management’s Recovery Plans” to the consolidated financial statements in this Quarterly Report on Form 10-Q). We expect legal fees for the remainder of 2015 to decrease as compared to 2014 based on the current status of litigation with Dana. Selling, general and administrative expense increased as a percentage of revenue to 24.6% for the first three months of 2015 as compared to 9.5% for the prior year period.

Research and Development. Research and development costs were $0.3 million in the first quarter of 2015 as compared to $0.2 million for the same period of 2014 in support of the Sypris Electronics’ self-funded product and technology development activities. The Company expects total research and development costs to increase for the year ending December 31, 2015 compared to 2014.

Severance. Severance costs were $0.3 million for the first quarter of 2015 and were comprised exclusively of headcount reductions related to the cessation of shipments to Dana within Sypris Technologies. See Note 4 “Loss of a Key Customer and Management’s Recovery Plans” to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Interest Expense. Interest expense for the first quarter of 2015 increased to $0.3 million. The weighted average interest rate increased to 4.7% in the first quarter of 2015 as compared to 2.4% in the first quarter of 2014. The increase in interest expense is a result of recent amendments to the Credit Facility in 2015, which increased the Company’s interest rate structure. Interest expense is expected to increase going forward (see Note 11 “Debt” to the consolidated financial statements in this Quarterly Report on Form 10-Q). Additionally, our weighted average debt outstanding increased to $16.5 million for the first quarter of 2015 from $14.0 million during the first quarter of 2014.

Other (Income), Net. The Company recognized other income, net of $0.2 million for the first quarter of 2015 compared to $0.5 million for the first quarter of 2014. Other income, net for the first quarter of 2015 includes foreign currency related gains of $0.1 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. Other expense, net for the first quarter of 2014 includes gains of $0.6 million within Sypris Technologies from the receipt of federal grant funds for improvements made under a flood relief program.

Income Tax (Benefit) Expense. Income tax (benefit) expense, net for the first quarter of 2015 was negligible as compared to $1.2 million of expense in the first quarter of 2014. The $1.2 million income tax expense for the first quarter of 2014 included $1.1 million of tax on foreign operations at the statutory rate of 30% and $0.1 million of state tax from U.S. operations. In the U.S., our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no federal income tax recognized on the pre-tax income or losses in the U.S., as valuation allowance adjustments offset the associated tax effect. However, the Company has provided for certain state taxes expected to be paid in the U.S.

Liquidity, Capital Resources

There are numerous risks and uncertainties relating to the global economy and the commercial vehicle and aerospace and defense industries that could materially affect our financial condition, future results of operations and liquidity. These risks and uncertainties could result in decreased sales, limited access to credit, rising costs, increased competition, customer or supplier bankruptcies, delays in customer payment terms and acceleration of supplier payments, growing inventories and failure to meet debt covenants. The loss of Dana as a customer will require us in 2015 to cut costs significantly, invest in equipment or make other capital expenditures to support new business and incur other costs. As a result, the Company is forecasting reduced levels of available liquidity in 2015 which will require closer monitoring of the timing of capital expenditures and cash flows in order to manage its business operations.

In response to the dispute with Dana and the loss of the Dana business as of January 1, 2015, we have taken significant actions during the fourth quarter of 2014 and the first quarter of 2015 to pursue new business opportunities with existing and potential customers, identify alternative uses for the related assets and other contingency plans. Based on our current forecast for 2015, we expect to be able to meet the financial covenants of our amended Credit Facility and have sufficient liquidity to finance our operations through 2015. Although we believe the assumptions underlying our current forecast are reasonable, we have considered the possibility of even lower revenues and other risks. If we are unable to achieve our forecasted revenue or if our costs are higher than expected, we may be required to sell assets to repay indebtedness. Any such sale of assets may hinder or delay our plans to increase our revenues.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations including the success of our revenue recovery plans. As disclosed elsewhere in this report, our 2015 results are expected to be significantly impacted by the loss of Dana. However, based upon our current level of operations and our 2015 business plan, we expect to be able to meet the financial covenants of our amended Credit Facility and we believe that we will have sufficient liquidity to finance our operations throughout 2015. However, changing business, competitive, regulatory and economic conditions and other factors could cause our actual results to vary from our forecasts.

If we have insufficient cash flow to fund our liquidity needs and are unable to refinance our indebtedness or raise additional capital, we would risk being in default under our existing amended Credit Facility, unless our lender agreed to modify or waive such requirements. In such circumstances, we believe that the Company would have the ability to sell certain of its assets, particularly its underutilized manufacturing facilities, if necessary to repay its outstanding indebtedness. However, if we sold such facilities we may be unable to pursue certain opportunities for new revenues that are part of our recovery plan and we may be required to defer our planned capital expenditures.

Actual borrowing availability under the Credit Facility is determined by a daily borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. Based on that calculation, at April 5, 2015, we had actual total borrowing availability under the Credit Facility of $20.9 million, of which we had drawn $15.9 million, leaving $4.2 million available for borrowing, after accounting for the letter of credit. Standby letters of credit up to a maximum of $5.0 million can be issued under the Credit Facility of which $0.8 million were issued at April 5, 2015 and December 31, 2014. Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

We also had purchase commitments totaling approximately $5.5 million at April 5, 2015, primarily for manufacturing equipment and inventory.

As of December 31, 2014, the Company was in compliance with all covenants under the Credit Facility. However, during the first quarter of 2015, the Company faced potential defaults under certain covenants of the Credit Facility caused primarily by the loss of Dana as a customer (see Note 4 “Loss of a Key Customer and Management’s Recovery Plans” to the consolidated financial statements in this Form 10-Q). The Credit Facility was amended (the “Amendment”) during the first quarter of 2015 to, among other things, (i) waive certain existing or potential events of default, (ii) limit total borrowings to $25.0 million, (iii) restrict the payment of dividends, (iv) increase the applicable margin on borrowings which will result in an initial interest rate of approximately 6% and increasing by 50 basis points beginning June 2015 and each month thereafter to an estimated interest rate of 10% in January 2016, (v) revise the maturity date to January 15, 2016, (vi) revise certain financial covenants to include a minimum cumulative free cash flow covenant, (vii) establish minimum excess availability of $1.0 million initially, through May 31, 2015, and then in the amount of $5.0 million on or before September 30, 2015, and (viii) require the Company to raise new capital by securing subordinated debt or divesting certain real property or a combination thereof on or before September 30, 2015 (and, if earlier than September 30, 2015, to maintain minimum excess availability of $5 million thereafter).

In connection with the Amendment, the Company has received the proceeds of new subordinated indebtedness from Gill Family Capital Management, Inc. ("Gill Family Capital Management") in an amount of $4.0 million. Gill Family Capital Management is an entity controlled by our president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. Gill Family Capital Management, Inc., Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.00% per year and matures on April 12, 2016. All principal and interest on the promissory note will be due and payable on the maturity date.

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

Financial Condition

Operating Activities. Net cash used in operating activities was $5.3 million in the first quarter of 2015, as compared to net cash provided of $2.5 million in the same period of 2014. The aggregate decrease in accounts receivable including the collection of Dana accounts receivable in 2015 provided cash of $17.3 million. Similarly, decreases in accounts payable, including amounts paid to Dana under a rebill arrangement for inventory, resulted in a usage of cash of $7.0 million. Cash of $1.0 million was used to finance an increase in inventory during the first quarter of 2015 primarily due to a timing delay on shipments within our engineered products product line. Additionally, accrued liabilities decreased and used $0.9 million primarily as a result of tax payments by our Mexican subsidiaries made during the first quarter of 2015.

Investing Activities. Net cash used in investing activities was $0.3 million for the first quarter of 2015 as compared to $0.6 million for the first quarter of 2014. Capital expenditures in both periods represented maintenance levels of investment.

Financing Activities. Net cash provided by financing activities was $2.0 million in the first quarter of 2015 as compared to net cash used of $1.6 million during the first quarter of 2014. Net cash used in financing activities in the first quarter of 2015 included proceeds from the subordinated note from Gill Family Capital Management of $4.0 million partially offset by a debt reduction of $1.1 million on the Credit Facility, dividend payments of $0.4 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation. Additionally, we paid $0.4 million in financing fees in conjunction with the amendment of our Credit Facility in the first quarter of 2015. Net cash used in financing activities in the first quarter of 2014 included a debt reduction of $1.0 million on the Credit Facility, dividend payments of $0.4 million and payments of $0.1 million for the repurchase of stock and minimum statutory tax withholdings on stock-based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no significant changes in our critical accounting policies during the three months ended April 5, 2015.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our failure to develop and implement plans to mitigate the impact of loss of revenues from Dana or to adequately diversify our revenue sources on a timely basis; the costs and supply of, or access to, debt, equity capital, or other sources of liquidity; fees, costs or other dilutive effects of refinancing, or compliance with covenants; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers; reliance on major customers or suppliers; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; our ability to successfully develop, launch or sustain new products and programs; dependence on, retention or recruitment of key employees especially in challenging markets; inventory valuation risks including excessive or obsolescent valuations; potential impairments, non-recoverability or write-offs of assets or deferred costs; our inability to successfully complete definitive agreements for our targeted acquisitions due to negative due diligence findings or other factors; declining revenues and backlog in our Sypris Electronics business lines as we attempt to transition from legacy products and services into new market segments and technologies; the costs of compliance with our auditing, regulatory or contractual obligations; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; our reliance on third party vendors and sub-suppliers; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; cost and availability of raw materials such as steel, component parts, natural gas or utilities; regulatory actions or sanctions (including FCPA, OSHA and Federal Acquisition Regulations, among others); potential weaknesses in internal controls over financial reporting and enterprise risk management; disputes or litigation involving customer, supplier, employee, lessor, landlord, creditor, stockholder, product liability or environmental claims; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; breakdowns, relocations or major repairs of machinery and equipment; pension valuation, health care or other benefit costs; labor relations; strikes; union negotiations; cyber security threats and disruptions; changes or delays in customer budgets, funding or programs; failure to adequately insure or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

On December 30, 2013, Sypris filed a Notice of Supplemental Claims in an arbitration proceeding, seeking up to approximately $9.0 million in damages for Dana’s alleged breach of the parties’ original 2007 supply agreement; Dana filed a counterclaim for certain unpaid price rebates in the amount of approximately $3.0 million. The parties had an arbitration hearing in January 2015, and the ruling was received on April 29, 2015, awarding Sypris $0.5 million.

ITEM 1A.     RISK FACTORS

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our shares of common stock repurchased during the first quarter ended April 5, 2015 (dollars in thousands except per share data):

					Total Number of	Maximum
			Total	Average	Shares Purchased	Dollar Value of Shares
			Number	Price	as a Part of	that May Yet Be
			of Shares	Paid per	Publicly Announced	Purchased Under the
Period			Purchased (a)	Share	Plans or Programs	Plans or Programs (b)
1/1/2015	–	2/1/2015	24,814	$2.66	—	$3,877
2/2/2015	–	3/1/2015	4,185	$2.60	—	$3,877
3/2/2015	–	4/5/2015	—	$—	—	$3,877

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

The amended Credit Facility contains restrictions on our ability to repurchase shares of our Common Stock. The Company does not expect to repurchase shares of its common stock in 2015 except in connection with shares withheld or repurchased to satisfy withholding obligations in connection with outstanding equity awards.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1.1

Joinder and Amendment No. 1 to Loan Documents between PNC Bank, National Association, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of February 10, 2015 (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-K filed on March 31, 2015 (Commission File No. 000-24020)).

10.1.2	Amendment No. 2 to Loan Documents between PNC Bank, National Association, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of March 12, 2015 (incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-K filed on March 31, 2015 (Commission File No. 000-24020)).

10.2	Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of March 12, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on March 31, 2015 (Commission File No. 000-24020)).

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: May 14, 2015	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date: May 14, 2015	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)