Form 10-Q
period 2015-07-05
SYPRIS SOLUTIONS INC
filed 2015-08-18
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended July 5,2015

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

As of August 5, 2015 the Registrant had 20,788,544 shares of common stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$32,942	$83,233	$64,814	$159,753
Products	7,814	9,880	12,951	17,604
Total net revenue	40,756	93,113	77,765	177,357
Cost of sales:
Outsourced services	35,326	73,816	71,112	141,797
Products	5,464	8,470	9,844	14,169
Total cost of sales	40,790	82,286	80,956	155,966
Gross (loss) profit	(34)	10,827	(3,191)	21,391
Selling, general and administrative	7,327	9,141	16,445	17,133
Research and development	195	10	528	161
Severance	281	0	566	0
Operating (loss) income	(7,837)	1,676	(20,730)	4,097
Interest expense, net	1,154	155	1,488	287
Other (income) expense, net	(575)	75	(754)	(453)
(Loss) income before taxes	(8,416)	1,446	(21,464)	4,263
Income tax (benefit) expense	0	1,076	(15)	2,241
Net (loss) income	$(8,416)	$370	$(21,449)	$2,022
(Loss) income per share:
Basic	$(0.43)	$0.02	$(1.09)	$0.10
Diluted	$(0.43)	$0.02	$(1.09)	$0.10

Weighted average shares outstanding:
Basic	19,701	19,622	19,675	19,525
Diluted	19,701	19,682	19,675	19,566
Dividends declared per common share	$0.00	$0.02	$0.00	$0.04

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net (loss) income	$(8,416)	$370	$(21,449)	$2,022
Other comprehensive (loss) income:
Foreign currency translation adjustments	(395)	73	(1,053)	99
Total comprehensive (loss) income	$(8,811)	443	$(22,502)	$2,121

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	July 5,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,579	$7,003
Accounts receivable, net	13,197	47,666
Inventory, net	24,464	29,031
Other current assets	7,454	5,666
Assets held for sale – current	9,410	0
Total current assets	56,104	89,366
Property, plant and equipment, net	27,798	37,654
Other assets	4,006	2,661
Total assets	$87,908	$129,681
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,021	$39,027
Accrued liabilities	13,333	18,775
Note payable – Meritor	3,047	0
Note payable – related party	5,500	0
Current portion of long-term debt	16,749	17,000
Liabilities held for sale – current	1,833	0
Total current liabilities	55,483	74,802

Other liabilities	7,615	7,991
Total liabilities	63,098	82,793

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,826,236 shares issued and 20,791,544 outstanding in 2015 and 20,567,735 shares issued and 20,485,043 outstanding in 2014	208	206
Additional paid-in capital	151,736	151,314
Retained deficit	(101,045)	(79,596)
Accumulated other comprehensive loss	(26,088)	(25,035)
Treasury stock, 34,692 and 82,692 shares in 2015 and 2014, respectively	(1)	(1)
Total stockholders’ equity	24,810	46,888
Total liabilities and stockholders’ equity	$87,908	$129,681

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Six Months Ended
	July 5,	June 29,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(21,449)	$2,022
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,950	5,396
Stock-based compensation expense	501	914
Deferred revenue recognized	(4,200)	(4,329)
Deferred loan costs recognized	630	39
Gain on sale of assets	0	(4)
Provision for excess and obsolete inventory	1,125	445
Other noncash items	(1,587)	81
Contributions to pension plans	(281)	(441)
Changes in operating assets and liabilities:
Accounts receivable	25,317	(26,343)
Inventory	1,400	(1,032)
Other current assets	(3,006)	755
Accounts payable	(14,026)	23,581
Accrued and other liabilities	(355)	3,593

Net cash (used in) provided by operating activities	(10,981)	4,677

Cash flows from investing activities:
Capital expenditures, net	(883)	(2,474)
Proceeds from sale of assets	0	8

Net cash used in investing activities	(883)	(2,466)

Cash flows from financing activities:
Net change in debt under revolving credit agreements	(251)	(1,000)
Proceeds from note payable – Meritor	3,047	0
Proceeds from note payable – related party	5,500	0
Debt modification costs	(1,369)	0
Common stock repurchases	0	(236)
Indirect repurchase of shares of minimum statutory tax withholdings	(77)	(419)
Cash dividends paid	(410)	(814)
Proceeds from issuance of common stock	0	4

Net cash provided by (used in) by financing activities	6,440	(2,465)

Net decrease in cash and cash equivalents	(5,424)	(254)

Cash and cash equivalents at beginning of period	7,003	18,674

Cash and cash equivalents at end of period	$1,579	$18,420

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

All references to “Sypris,” the “Company,” “we” or “our” include Sypris Solutions, Inc. and its wholly-owned subsidiaries. Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, and other technical services, often under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its two segments, Sypris Technologies, Inc. (Sypris Technologies) and Sypris Electronics, LLC (Sypris Electronics). See Note 13, “Segment Data,” to the consolidated financial statements.

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico and the United Kingdom (U.K.) and serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses (see, e.g., Note 12 “Debt,” to the consolidated financial statements). Actual results for the three and six months ended July 5, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2014 as presented in the Company’s Annual Report on Form 10-K.

(3)	Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that revises the definition of a discontinued operation. The revised definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on operations and financial results. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance will apply to covered transactions that occur after 2014 and was optional for the initial reporting of disposals completed or approved in 2014. The Company adopted the standard effective January 1, 2015.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was originally effective for us on January 1, 2017; however, in July 2015 the FASB decided to defer the effective date by one year. Early application is not permitted, but reporting entities may choose to adopt the standard as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its results of operations, financial position and cash flows.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015, and interim periods within those annual periods and will need to be applied retrospectively. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In July 2015, the FASB issued ASU No. 2015-11, which simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with a lower of cost or net realizable value test. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The new guidance must be applied prospectively. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

(4)	Management’s Plans

Our supply agreement with Dana Holding Corporation (“Dana”) was originally scheduled to expire on December 31, 2014. For the year ended December 31, 2014, Dana represented approximately 59% of our net revenue.

In July 2013, Sypris and Dana signed an amended and restated supply agreement to extend the supply agreement term beyond December 31, 2014, the binding effect of which is currently in dispute. Dana has repudiated this July 2013 agreement, and Dana has ordered a minimal amount of components from us since December 31, 2014. Sypris disputes Dana’s ability to do so and is seeking to recover its lost margins and additional remedies with respect to the revenues to which Sypris was entitled under the renewed agreement.

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

Additionally, the parties also asserted various damages claims against each other arising out of their prior supply agreement and sought the assistance of an arbitrator in connection with these disputes. The parties had an arbitration hearing in January 2015, and the ruling was received on April 29, 2015, awarding Sypris $505,000.

As a result of these disputes with Dana and the loss of the Dana business, the Company has taken significant actions during the fourth quarter of 2014 and the first half of 2015, including but not limited to the following: (i) bid on significant new business opportunities with existing and potential customers resulting from the strength of the commercial vehicle market and a perceived shift in market share among tier one suppliers, (ii) reduced workforce at the locations most impacted by the loss of Dana, (iii) reduced employment costs by reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments, and (iv) utilized labor for preventative maintenance on equipment and facilities, and deployment of Toyota Production System management and production practices. The Company is in the advanced stages of negotiations with several customers about potential new programs, although the typical cycle time for adding such programs can require six months or more. Additionally, subsequent to quarter end, the Company sold certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment (see Note 5 “Assets Held for Sale,” and Note 19 “Subsequent Events,” to the consolidated financial statements).

The Company has engaged an investment banking firm to provide financial advisory services in connection with its effort to secure new subordinated debt and a financial advisor to assist in the management of the Company’s cash flows and expense levels. Separately, the Company has engaged Needham & Co., Inc. to assist in the potential sale of other appropriate business lines. The Company has also engaged a commercial real estate firm to provide advisory and brokerage services related to the potential disposition of certain real property owned by the Company. There can be no assurance that we will be able to secure debt financing or dispose of assets on a timely basis or at all. In addition, there can be no assurance that our plans to mitigate the loss of the Dana business and to effectively manage our costs during the transition will be successful.

The Company has amended its Credit Facility in March and again in July 2015 which provides for up to $10,000,000 of liquidity through September 30, 2015. The Company plans to secure debt financing and/or to dispose of certain assets prior to September 30, 2015, unless the lenders and the Company have otherwise agreed to an appropriate extension of that date. See Note 12 “Debt,” to the consolidated financial statements for more detail on the Credit Facility, these recent amendments to the Credit Facility, our other debt arrangements and our current liquidity position.

Non-compliance with the Company’s debt covenants, including its covenants to repay the Credit Facility and the Meritor Note, as amended, in full by September 30, 2015, would provide the debt holders with certain contractual rights, including the right to demand immediate repayment of all outstanding borrowings.  Since the loss of the Dana business, the Company has also experienced negative cash flows from operating activities which could hamper or materially increase the costs of the Company’s ability to comply with such covenants by refinancing its debts before September 30, 2015.  The Company’s consolidated financial statements have been prepared assuming the ongoing realization of assets, satisfaction of liabilities and continuity of operations as a going concern in the ordinary course of business, but there can be no assurances that the Company’s current initiatives and plans will ultimately succeed and a substantial doubt exists with respect to such assumptions, which could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.  However, management currently believes that the Company’s ongoing initiatives, including its current initiatives to refinance its current debt obligations and its parallel efforts to sell certain non-core or underutilized assets or business lines, as more fully described elsewhere in this report, will be successful within the time frames and on terms acceptable to PNC Bank, NA (“PNC”) and Meritor, Inc. (“Meritor”).

(5)	Assets Held for Sale

In June 2015, the Company’s management approved a plan to sell certain assets and related liabilities used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment. The Company concluded that the assets and related liabilities qualified for Assets Held for Sale (AHFS) accounting in accordance with ASC 205 as of July 5, 2015.

On July 9, 2015, the Company entered an asset purchase agreement (the “Agreement”) to sell certain assets used in the Company’s manufacturing facility in Morganton, North Carolina, to its largest customer, Meritor. The Company retained the Morganton plant’s axle shaft manufacturing lines and certain related assets, intellectual property and inventories, which will be transitioned to the Company’s Louisville, Kentucky plant later in 2015. All other Morganton equipment, related assets and intellectual property were sold to Meritor (the “Morganton Sale”) for $10,500,000 in cash paid at the closing and other consideration. Meritor purchased related inventories and accounts receivable and assumed or released certain accounts payable and other accrued liabilities, for $2,000,000 (subject to customary post-closing adjustments to actual). Meritor also agreed to lease the Morganton facility for an initial five-year term for $2,000,000 in rent, pre-paid at the closing, and an additional $1,200,000 paid within 30 days of closing either to purchase the facility or to extend the lease for an additional 15 years at Meritor’s option. The proceeds of $14,500,000 at closing, and $1,200,000 received within 30 days of closing, approximated $15,700,000 in total consideration for the Morganton Sale, which was used to pay down the Company’s outstanding debt with PNC.

At closing, the parties also entered into a Meritor Note Amendment, whereby the Company has issued an additional secured obligation to Meritor of $412,000 on July 9, 2015 and further agreed to increase the Meritor Note by up to an additional $335,000 in the near future as needed to reflect certain potential roof repairs required at the Morganton facility (see Note 19 “Subsequent Events”).

The following assets and liabilities have been segregated and included in assets held for sale and liabilities held for sale, as appropriate, in the consolidated balance sheets (in thousands):

July 5,
2015
(Unaudited)
Accounts receivable, net	$1,062
Inventory, net	2,076
Other current assets	374
Property, plant and equipment, net	5,898

Total assets	$9,410

Accounts payable	$1,466
Accrued and other liabilities	367

Total liabilities	$1,833

(6)	Milestone Revenue Recognition

The Company periodically enters into research and development contracts with customers related primarily to key encryption products. When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method in accordance with Accounting Standards Codification (“ASC”) 605-28 Revenue Recognition, Milestone Method. The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the deliverables to which the Company has committed in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software or regulatory agency certifications. The Company had one such milestone contract in process at December, 31, 2014. All milestones under that contract were deemed substantive. During the six months ended July 5, 2015 and June 29, 2014, revenue recognized through the achievement of multiple milestones amounted to $300,000 and $2,300,000, respectively. There are no performance, cancellation, termination or refund provisions in the arrangement that contain material financial consequences to the Company. As of July 5, 2015, all contracts utilizing the milestone method were completed.

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

The Claim provided to the Company was agreed to by the Company and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, the Company recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement were deferred and were recognized over the applicable period of the involvement. For the six months ended June 29, 2014, the Company recognized into revenue $4,329,000 related to the Claim. The Claim was fully amortized as of December 31, 2014.

(8)	Other (Income) Expense, Net

During the three and six months ended July 5, 2015, the Company recognized other income of $505,000 related to an arbitration settlement in the Dana dispute received in the second quarter. See Note 4 “Management’s Plans” to the consolidated financial statements in this Form 10-Q. During the three and six months ended July 5, 2015, the company recognized net foreign currency related gains of $37,000 and $171,000, respectively related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

During the three and six months ended June 29, 2014, the Company recognized net gains of $123,000 and $714,000, respectively, within the Sypris Technologies segment from the receipt of federal grant funds for improvements made under a flood relief program. Additionally, for the three and six months ended June 29, 2014, the Company recognized foreign currency translation losses of $65,000 and $96,000, respectively. These gains and losses are included in other (income) expense, net on the consolidated statements of operations.

(9)	(Loss) Earnings Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended July 5, 2015, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive. There were 789,000 and 983,000 potential common shares excluded from diluted earnings per share for the three and six months ended June 29, 2014, respectively.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

(Loss) income attributable to stockholders:
Net (loss) income as reported	$(8,416)	$370	$(21,449)	$2,022
Less distributed and undistributed earnings allocable to restricted award holders	0	0	0	(46)
Less dividends declared attributable to restricted award holders	0	(15)	0	(25)
Net (loss) income allocable to common stockholders	$(8,416)	$355	$(21,449)	$1,951

(Loss) income per common share attributable to stockholders:
Basic	$(0.43)	$0.02	$(1.09)	$0.10
Diluted	$(0.43)	$0.02	$(1.09)	$0.10

Weighted average shares outstanding – basic	19,701	19,622	19,675	19,525
Weighted average additional shares assuming conversion of potential common shares	0	60	0	41
Weighted average shares outstanding – diluted	19,701	19,682	19,675	19,566

(10)	Inventory

Inventory consists of the following (in thousands):

	July 5,	December 31,
	2015	2014
	(Unaudited)
Raw materials	$14,300	$16,687
Work in process	11,674	11,702
Finished goods	5,589	6,991
Reserve for excess and obsolete inventory	(7,099)	(6,349)
	$24,464	$29,031

(11)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	July 5,	December 31,
	2015	2014
	(Unaudited)
Land and land improvements	$1,939	$2,770
Buildings and building improvements	22,215	26,055
Machinery, equipment, furniture and fixtures	126,930	158,816
Construction in progress	830	2,100
	151,914	189,741
Accumulated depreciation	(124,116)	(152,087)
	$27,798	$37,654

(12)	Debt

Debt consists of the following:

	July 5,	December 31,
	2015	2014
	(Unaudited)
Revolving credit facility	$16,749	$17,000
Note payable – Meritor	3,047	0
Note payable – related party	5,500	0
	$25,296	$17,000

The Company’s Revolving Credit and Security Agreement, dated May 12, 2011 with PNC (which we refer to as the "Loan Agreement" or our “Credit Facility”) was amended during the first quarter of 2015 to, among other things: (i) waive certain existing or potential events of default, (ii) limit total borrowings to $25,000,000, (iii) restrict the payment of dividends, (iv) increase the applicable margin on borrowings which will result in an initial interest rate of approximately 6% and increasing by 50 basis points beginning June 2015 and each month thereafter to an estimated interest rate of 10% in January 2016, (v) revise the maturity date to January 15, 2016, (vi) revise certain financial covenants to include a minimum cumulative free cash flow covenant, (vii) establish minimum excess availability of $1,000,000 initially, through May 31, 2015, and then in the amount of up to $5,000,000 on or before September 30, 2015, and (viii) require the Company to raise new capital by securing subordinated debt or divesting certain real property or a combination thereof on or before September 30, 2015 (and, if earlier than September 30, 2015, to maintain minimum excess availability of up to $5,000,000 thereafter). Obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

The Company has engaged an investment banking firm on March 20, 2015 to provide financial advisory services in connection with its efforts to secure new subordinated debt. The Company also engaged a commercial real estate firm to provide advisory and brokerage services related to a potential disposition of certain real property owned by the Company.

On July 2, 2015, the Company further amended its Credit Facility to reduce the reserved amount available to be borrowed under the Loan Agreement from $25,000,000 to $22,500,000 prior to the sale of certain assets used in the Company’s manufacturing business in Morganton, North Carolina (“Morganton Sale”), and to further reduce such reserved amount to $10,000,000 after the Morganton Sale. The Amendment also waives certain existing or potential events of default under the Loan Agreement, amends the Company’s borrowing base formula, relaxes the Company’s financial covenants to reflect its near term forecasts, and commits the Company to repay all amounts borrowed under the Loan Agreement on or before September 30, 2015 and to take a number of mutually agreed actions designed to accomplish that goal, including the continued retention of various advisers to assist in the Company’s efforts to divest non-core, underutilized or other appropriate assets and to modify its cost structure as needed, and the completion of the Morganton Sale. The Company agreed to pay PNC a fee of $500,000 in connection with the execution of the Amendment and a success fee of $500,000 on September 30, 2015 (or upon any earlier acceleration or repayment of the Loan Agreement).

In addition to the aforementioned pursuit of funding sources, the Company is also considering opportunities to support its cash flow from operations in 2015 through sources of cash from either investing or financing activities. The Company is exploring alternatives to monetize certain assets of the Company for values in excess of the availability being provided under the Credit Facility, in order to generate additional sources of funds to the Company.

In connection with the amendments to the Credit Facility, the Company has received the proceeds of subordinated indebtedness from Gill Family Capital Management in an amount of $5,500,000. Gill Family Capital Management (GFCM) is an entity controlled by our president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. Gill Family Capital Management, Inc., Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.00% per year and matures on April 12, 2016. All principal and interest on the promissory note will be due and payable on the maturity date.

On July 2, 2015, the Company entered into a secured promissory note (the “Meritor Note”) in the principal amount of $3,047,000, with Meritor, in exchange for the release of certain outstanding net trade payables owed to Meritor for ongoing purchases of raw materials and the guarantee of certain inventory values related to Meritor’s business as collateral under the Credit Facility. The Meritor Note is secured by substantially all of the collateral for the Loan Agreement, is senior to the promissory note previously issued to GFCM and is subordinate to the rights under the Credit Facility. The Meritor Note bears interest at a rate of 10.0% per year and matures on September 30, 2015 or upon any earlier acceleration or repayment of the Loan Agreement. All principal and interest on the Meritor Note will be due and payable on the maturity date.

On July 9, 2015, the Company entered an asset purchase agreement to sell certain assets and related liabilities used in the Company’s manufacturing facility in Morganton, North Carolina, to Meritor for $12,500,000. The Buyer also agreed to lease the Morganton facility for an initial five-year term, for $2,000,000 in rent, pre-paid at the closing, and an additional $1,200,000 to be paid within 30 days of closing either to purchase the facility or to extend the lease for an additional 15 years at the Buyer’s option. At closing, the parties also entered into a Meritor Note Amendment, whereby the Company has issued an additional secured obligation to Meritor of $412,000 on July 9, 2015 and further agreed to increase the Meritor Note by up to an additional $335,000 in the near future as needed to reflect certain potential roof repairs required at the Morganton facility.

Actual borrowing availability under the Credit Facility is determined by a daily borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. Based on that calculation, at July 5, 2015, we had actual total borrowing availability under the Credit Facility of $19,825,000, of which we had drawn $16,749,000, leaving $2,143,000 available for borrowing, after accounting for the letter of credit. Standby letters of credit up to a maximum of $5,000,000 could be issued under the Credit Facility of which $933,000 and $755,000 were issued at July 5, 2015 and December 31, 2014, respectively.

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

Non-compliance with the Company’s debt covenants, including its covenants to repay the Credit Facility and the Meritor Note, as amended, in full by September 30, 2015, would provide the debt holders with certain contractual rights, including the right to demand immediate repayment of all outstanding borrowings.  Since the loss of the Dana business (see Note 4 “Management’s Plans”), the Company has also experienced negative cash flows from operating activities which could hamper or materially increase the costs of the Company’s ability to comply with such covenants by refinancing its debts before September 30, 2015.  The Company’s consolidated financial statements have been prepared assuming the ongoing realization of assets, satisfaction of liabilities and continuity of operations as a going concern in the ordinary course of business, but there can be no assurances that the Company’s current initiatives and plans will ultimately succeed and a substantial doubt exists with respect to such assumptions, which could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.  However, management currently believes that the Company’s ongoing initiatives, including its current initiatives to refinance its current debt obligations and its parallel efforts to sell certain non-core or underutilized assets or business lines, as more fully described elsewhere in this report, will be successful within the time frames and on terms acceptable to PNC and Meritor.

(13)	Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$32,010	$83,710	$60,080	$159,549
Sypris Electronics	8,746	9,403	17,685	17,808
	$40,756	$93,113	$77,765	$177,357

Gross profit (loss):
Sypris Technologies	$581	$11,383	$(3,523)	$22,537
Sypris Electronics	(615)	(556)	332	(1,146)
	$(34)	$10,827	$(3,191)	$21,391
Operating (loss) income:
Sypris Technologies	$(2,370)	$7,040	$(11,738)	$15,153
Sypris Electronics	(3,111)	(3,168)	(4,701)	(6,245)
General, corporate and other	(2,356)	(2,196)	(4,291)	(4,811)
	$(7,837)	$1,676	$(20,730)	$4,097

	July 5,	December 31,
	2015	2014
	(Unaudited)
Total assets:
Sypris Technologies	$58,575	$95,108
Sypris Electronics	27,010	26,874
General, corporate and other	2,323	7,699
	$87,908	$129,681

(14)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets as of July 5, 2015 and December 31, 2014, was $772,000 and $825,000, respectively. The Company’s warranty expense for the six months ended July 5, 2015 and June 29, 2014 was $83,000 and $145,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of July 5, 2015 and December 31, 2014, the Company had deferred $666,000 and $839,000, respectively, related to extended warranties.

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

As of July 5, 2015, the Company had outstanding purchase commitments of approximately $6,223,000, primarily for the acquisition of inventory and manufacturing equipment. As of July 5, 2015, the Company also had outstanding letters of credit of $933,000 primarily under the aforementioned captive insurance program.

(15)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 35% and for its foreign operations at a statutory rate of 30% in 2015 and 2014. The Company’s foreign operations are also subject to minimum income taxes in periods prior to 2015 where positive cash flows exceed taxable income. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

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

The Company expects to repatriate available non-U.S. cash holdings in 2015 and 2016 to support management’s strategic objectives and fund ongoing U.S. operational cash flow requirements; therefore current earnings from non-U.S. operations are not treated as permanently reinvested. The U.S. income tax expense recorded in 2015 on these non-U.S. earnings is expected to be offset by the benefit of a partial release of a valuation allowance on U.S. net operating loss carryforwards. Should the U.S. valuation allowance be released at some future date, the U.S. tax expense on foreign earnings not permanently reinvested might have a material effect on our effective tax rate. For the year ending December 31, 2015, the Company expects any additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings would not be material.

(16)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Service cost	$3	$0	$7	$6
Interest cost on projected benefit obligation	411	448	845	895
Net amortizations, deferrals and other costs	177	123	347	265
Expected return on plan assets	(558)	(592)	(1,122)	(1,199)
	$33	$(21)	$77	$(33)

(17)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	July 5,	December 31,
	2015	2014
	(Unaudited)

Foreign currency translation adjustments	$(8,318)	$(7,265)
Employee benefit related adjustments – U.S.	(17,584)	(17,584)
Employee benefit related adjustments – Mexico	(186)	(186)
Accumulated other comprehensive loss	$(26,088)	$(25,035)

(18)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at July 5, 2015 under the Credit Facility, the Meritor Note and the related party note payable approximates fair value because borrowings mature between September 2015 and April 2016.

(19)	Subsequent Events

On July 9, 2015, the Company entered an asset purchase agreement (the “Agreement”) to sell certain assets used in the Company’s manufacturing facility in Morganton, North Carolina, to Meritor. The Company retained the Morganton plant’s axle shaft manufacturing lines and certain related assets, intellectual property and inventories, which will be transitioned to the Company’s Louisville, Kentucky plant later this year. All other Morganton equipment, related assets and intellectual property were sold to Meritor (the “Morganton Sale”) for $10,500,000 in cash paid at the closing and other consideration. Meritor purchased related inventories and accounts receivable and assumed or released certain accounts payable and other accrued liabilities, for $2,000,000 (subject to customary post-closing adjustments to actual). Meritor also agreed to lease the Morganton facility for an initial five-year term for $2,000,000 in rent, pre-paid at the closing, and an additional $1,200,000 to be paid within 30 days of closing either to purchase the facility or to extend the lease for an additional 15 years at Meritor’s option. The proceeds of $14,500,000 at closing, and $1,200,000 received within 30 days of closing, approximated $15,700,000 in total consideration for the Morganton Sale.

At closing, the parties also entered into a Meritor Note Amendment, whereby the Company has issued an additional secured obligation to Meritor of $412,000 on July 9, 2015 and further agreed to increase the Meritor Note by up to an additional $335,000 in the near future as needed to reflect certain potential roof repairs required at the Morganton facility. (See Note 12 “Debt”.)

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

Sypris Technologies Outlook

In North America, production levels for light, medium and heavy duty trucks have steadily increased over the past five years from a low in the depressed economic environment of 2008 and 2009. The commercial vehicle industry overall is expecting modest growth in production levels through 2015. Oil and gas markets, served by our engineered products line of Tube Turns® products, have been impacted to some degree, as some of our customers’ revenues and near term capital expenditures appear to have declined along with oil prices generally.

More specifically, Sypris Technologies’ production levels are expected to decline significantly in 2015. Our shipments to Dana have been minimal since December 31, 2014, in the context of a dispute over the enforceability of a five-year contract renewal signed by the parties in 2013. In 2014, Dana represented approximately 59% of our net revenue. In July 2013, Sypris and Dana signed an amended and restated supply agreement to extend the supply agreement term beyond December 31, 2014, the binding effect of which is currently in dispute. Dana has repudiated this July 2013 agreement. Sypris disputes Dana’s ability to do so and is seeking to recover its lost margins and additional remedies with respect to the revenues to which Sypris was entitled under the renewed agreement.

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

The parties also asserted various damages claims against each other arising out of their prior supply agreement and sought the assistance of an arbitrator in connection with these disputes. The parties had an arbitration hearing in January 2015, and the ruling was received on April 29, 2015, awarding Sypris $0.5 million.

The loss of Dana’s revenues has created significant challenges for the Company, especially in the near-term as we seek to control our costs while rebuilding and diversifying our customer base. See the discussion in Note 4 “Management’s Plans” to the consolidated financial statements in this Form 10-Q which discussion is incorporated in this Item by reference.

Revenue Recovery Plans

As a result of these disputes with Dana and the loss of the Dana business, the Company has taken significant actions during the fourth quarter of 2014 and the first half of 2015, including but not limited to the following: (i) bid on significant new business opportunities with existing and potential customers resulting from the strength of the commercial vehicle market and a perceived shift in market share among tier one suppliers, (ii) reduced workforce at the locations most impacted by the loss of Dana, (iii) reduced employment costs by reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments, and (iv) utilized labor for preventative maintenance on equipment and facilities, and deployment of Toyota Production System management and production practices. The Company is in the advanced stages of negotiations with several customers about potential new programs, although the typical cycle time for adding such programs can require six months or more.

Additionally, subsequent to quarter end, the Company sold certain assets used in the Company’s manufacturing facility in Morganton North Carolina, to its largest customer, Meritor. The net cash proceeds of $14.5 million from the sale received at closing and $1.2 million subsequent to closing were used to pay down a portion of the debt outstanding (see Note 5 “Assets Held for Sale,” Note 12 “Debt,” and Note 19 “Subsequent Events,” to the consolidated financial statements.)

For our high pressure closures and related engineered products lines, we are aggressively seeking to expand our customer base beyond the oil and gas pipeline markets as well as broadening our market share within those markets. However, there can be no assurance that our plans to mitigate the loss of the Dana business and to effectively manage our costs during the transition will be successful. See Note 4 “Management’s Plans” to the consolidated financial statements in this Form 10-Q.

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

Sypris Electronics’ revenue has declined year-over-year since 2009 primarily due to our inability to replace the declining demand for certain legacy products and services with competitive new offerings. While we have begun to generate revenue from the ramp-up of new electronic manufacturing services and other technical service programs, the process of fully replacing our legacy programs will continue through 2015 and 2016. The Company is continuing to develop new products and pursue new programs to attempt to replenish its revenue stream within Sypris Electronics.

The U.S. Government's continued focus on addressing federal budget deficits and the growing national debt exacerbates this challenging environment for Sypris Electronics. It is likely that U.S. government discretionary spending levels for Fiscal Year 2016 and beyond will continue to be subject to significant pressure, including risk of future sequestration cuts. Significant uncertainty also continues with respect to program-level appropriations for the U.S. Department of Defense (U.S. DoD) and other government agencies within the overall budgetary framework described above. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorization and appropriations process could result in reductions, cancellations and/or delays of existing contracts or programs. Congress and the Administration continue to debate these long and short-term funding issues, but reductions in U.S. DoD spending could materially and adversely affect the results of Sypris Electronics, and we expect that certain military and defense programs will experience delays while the receipt of government approvals remain pending.

As a result, the Company expects ongoing uncertainty within this segment in the near term. For the longer term, we are continuing to evaluate all of our strategic alternatives, including new investments in products and programs to further improve the attractiveness of our business portfolio, with a specific emphasis on trusted solutions for identity management, cryptographic key distribution and cyber analytics, among other strategies. There can be no assurance that the Company’s investment in and efforts to introduce any new products and services will result in new business or revenue. In addition, while the Company continues to evaluate and implement cost reduction measures in this segment, the Company’s currently contemplated cost reduction measures may not be able to reduce its cost structure to offset the impact of lower revenues. Should revenues fail to increase in future periods, the Company is considering strategic alternatives, further cost reductions or other downsizing measures, which could be costly and adversely impact our financial performance.

Results of Operations

The tables below compare our segment and consolidated results for the three and six month periods of operations of 2015 to the three and six month periods of operations of 2014. The tables present the results for each period, the change in those results from 2014 to 2015 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended July 5, 2015 Compared to Three Months Ended June 29, 2014

					Results as Percentage of Net Revenue for the Three Months Ended
	Three Months Ended,		Year Over Year Change	Year Over Year Percentage Change
	July 5,	June 29,	Favorable	Favorable	July 5,	June 29,
	2015	2014	(Unfavorable)	(Unfavorable)	2015	2014
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$32,010	$83,710	$(51,700)	(61.8)%	78.5%	89.9%
Sypris Electronics	8,746	9,403	(657)	(7.0)	21.5	10.1
Total	40,756	93,113	(52,357)	(56.2)	100.0	100.0

Cost of sales:
Sypris Technologies	31,429	72,327	40,898	56.5	98.2	86.4
Sypris Electronics	9,361	9,959	598	6.0	107.0	105.9
Total	40,790	82,286	41,496	50.4	100.1	88.4

Gross profit (loss):
Sypris Technologies	581	11,383	(10,802)	(94.9)	1.8	13.6
Sypris Electronics	(615)	(556)	(59)	(10.6)	(7.0)	(5.9)
Total	(34)	10,827	(10,861)	(100.3)	(0.1)	11.6

Selling, general and administrative	7,327	9,141	1,814	19.8	18.0	9.8
Research and development	195	10	(185)	NM	0.5	0.0
Severance	281	—	(281)	NM	0.7	—
Operating (loss) income	(7,837)	1,676	(9,513)	NM	(19.2)	1.8

Interest expense, net	1,154	155	(999)	(644.5)	2.8	0.2
Other (income) expense, net	(575)	75	650	NM	(1.4)	0.1

(Loss) income before taxes	(8,416)	1,446	(9,862)	NM	(20.6)	1.5
Income tax (benefit) expense, net	—	1,076	(1,076)	NM	—	1.1

Net (loss) income	$(8,416)	$370	$(8,786)	NM	(20.6)%	0.4%

Six Months Ended July 5, 2015 Compared to Six Months Ended June 29, 2014.

	Six Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Six Months Ended
	July 5,	June 29,	Favorable	Favorable	July 5,	June 29,
	2015	2014	(Unfavorable)	(Unfavorable)	2015	2014
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$60,080	$159,549	$(99,469)	(62.3)%	77.3%	90.0%
Sypris Electronics	17,685	17,808	(123)	(0.7)	22.7	10.0
Total	77,765	177,357	(99,592)	(56.2)	100.0	100.0

Cost of sales:
Sypris Technologies	63,603	137,012	73,409	53.6	105.9	85.9
Sypris Electronics	17,353	18,954	1,601	8.4	98.1	106.4
Total	80,956	155,966	75,010	48.1	104.1	87.9

Gross profit (loss):
Sypris Technologies	(3,523)	22,537	(26,060)	(115.6)	(5.9)	14.1
Sypris Electronics	332	(1,146)	1,478	129.0	1.9	(6.4)
Total	(3,191)	21,391	(24,582)	(114.9)	(4.1)	12.1

Selling, general and administrative	16,445	17,133	688	4.0	21.1	9.7
Research and development	528	161	(367)	(228.0)	0.7	0.1
Severance	566	—	(566)	NM	0.7	—
Operating (loss) income	(20,730)	4,097	(24,827)	NM	(26.7)	2.3

Interest expense, net	1,488	287	(1,201)	(418.5)	1.9	0.2
Other (income), net	(754)	(453)	301	66.4	(1.0)	(0.3)

(Loss) income before taxes	(21,464)	4,263	(25,727)	NM	(27.6)	2.4
Income tax (benefit) expense, net	(15)	2,241	2,256	NM	—	1.3

Net (loss) income	$(21,449)	$2,022	$(23,471)	NM	(27.6)%	1.1%

Net Revenue. Sypris Technologies derives its revenue from manufacturing services and product sales. Net revenue for Sypris Technologies for the three and six month periods ended July 5, 2015 decreased $51.7 million and $99.5 million from the prior year comparable periods, respectively. The loss of the Dana business accounted for $52.3 million and $102.4 million of the decline for the three and six months ended July 5, 2015, respectively. Partially offsetting this was an increase in other volumes of $0.5 million and $3.5 million in the three and six months ended July 5, 2015, respectively, attributable to favorable demand from our commercial vehicle market customers.

Sypris Electronics derives its revenue from product sales and technical outsourced services. Net revenue for Sypris Electronics for the three and six month periods ended July 5, 2015 decreased $0.7 million and $0.1 million from the prior year comparable periods, respectively, reflecting the decline in engineering services due to the completion of a program during the period partially offset by the ramp up and completion of a new electronic manufacturing service program. Sypris Electronics’ outlook continues to be negatively affected by our inability to replace the declining demand for certain legacy products and services with competitive new offerings and budgetary and funding uncertainty within the U.S. DoD.

Gross Profit. Sypris Technologies’ gross profit decreased to $0.6 million and a loss of $3.5 million in the three and six month periods ended July 5, 2015, respectively, from a gross profit of $11.4 million and $22.5 million in the prior year comparable periods. The net decrease in sales volumes resulted in a decrease in gross profit of approximately $11.3 million and $22.8 million for the three and six month periods ended July 5, 2015. Additionally, productivity challenges experienced primarily due to the significant loss of business from Dana resulted in a decrease in gross profit of $0.3 million and $4.4 million for the three and six month periods, when compared to the prior year comparable periods. Partially offsetting this was a decrease in depreciation expense of $0.7 million and $1.1 million, respectively over the prior year periods. See Note 4 “Management’s Plans” to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Sypris Electronics’ gross profit was a loss of $0.6 million and profit of $0.3 million in the three and six month periods ended July 5, 2015, respectively, as compared to losses of $0.6 million and $1.1 million in the prior year comparable periods. The improvement in gross profit for the six months ended July 5, 2015 was primarily as a result of a favorable mix in sales of higher margin products and services.

Selling, General and Administrative. Selling, general and administrative expense decreased by $1.8 million and $0.7 million for the three and six month periods ended July 5, 2015, respectively, as compared to the same periods in 2014 primarily as a result of an decrease in legal expenses incurred in connection with contract negotiations and the related disputes with Dana (see Note 4 “Management’s Plans” to the consolidated financial statements in this Quarterly Report on Form 10-Q). As the legal activity regarding the contract negotiations and litigation is substantially complete until the appeals process is finalized, we expect legal fees related to litigation to decrease for the remainder of 2015 as compared to 2014 based on the current status of litigation with Dana. Selling, general and administrative expense increased as a percentage of revenue to 18.0% and 21.1% for the three and six month periods ended July 5, 2015, respectively, as compared to 9.8% and 9.7% for the three and six months ended June 29, 2014, respectively as a result of the rapid decline in revenue.

Research and Development. Research and development costs were $0.5 million for the six months ended July 5, 2015 as compared to $0.2 million for six month comparable 2014 period in support of Sypris Electronics’ self-funded product and technology development activities.

Severance. Severance costs were $0.3 million and $0.6 million for the three and six months ended July 5, 2015 and were comprised exclusively of headcount reductions related to the cessation of shipments to Dana within Sypris Technologies. See Note 4 “Management’s Plans” to the consolidated financial statements in this Quarterly Report on Form 10-Q. Additional severance costs could be incurred as part of the Company’s ongoing efforts to reduce its costs.

Interest Expense. Interest expense for the three and six months ended July 5, 2015 increased primarily due to an increase in the weighted average debt outstanding and an increase in interest rates as a result of recent amendments to the Credit Facility in 2015 and the notes payable to Meritor and GFCM entered into during 2015, which increased the Company’s interest rate structure (see Note 12 “Debt” to the consolidated financial statements in this Quarterly Report on Form 10-Q). Our weighted average debt outstanding increased to $23.5 million and $20.6 million for the three and six month periods of 2015, respectively, from $16.4 million and $15.2 million during the three and six month periods of 2014, respectively.

Other (Income) Expense, Net. The Company recognized other income of $0.5 million and $0.8 million for the three and six months ended July 5, 2015 compared to other expense of $0.1 million and income of $0.5 million for the three and six months ended June 29, 2014, respectively. Other income, net for the three and six months ended includes gains of $0.5 million from the Dana arbitration settlement. Additionally, other income net for the three and six months ended July 5, 2015 includes foreign currency gains of $0.1 million and $0.2 million, respectively, related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. Other income, net for the first six months of 2014 includes gains of $0.7 million within Sypris Technologies from the receipt of federal grant funds for improvements made under a flood relief program, partially offset by foreign currency related losses of $0.1 million.

Income Taxes. Income tax expense for the three and six months ended July 5, 2015 was negligible, as compared to $1.1 million and $2.2 million for the three and six months ended June 29, 2014, respectively. Income tax expense for the three and six months ended June 29, 2014 primarily represents tax on foreign operations at the statutory rate of 30%. In the U.S., our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no federal income tax recognized on the pre-tax income or losses in the U.S., as valuation allowance adjustments offset the associated tax effect. However, the Company has provided for certain state taxes expected to be paid in the U.S.

Liquidity, Capital Resources

As described in more detail elsewhere in this report, as a result of the loss of Dana as a customer, the Company is forecasting substantially reduced levels of revenue and cash flows in 2015. These developments have required us to reexamine our strategies and cut our costs significantly. Reductions in our available liquidity will also require closer monitoring of the timing of our capital expenditures and cash flows in order to manage our business operations.

In response, we have taken significant actions during the fourth quarter of 2014 and the first half of 2015 to pursue new business opportunities with existing and potential customers, identify alternative uses for the related assets and other contingency plans. Additionally, subsequent to quarter end, the Company sold certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment. Through August 10, 2015, we have received approximately $15,700,000 in total consideration for the Morganton Sale and related transactions, all of which has been applied to pay down the amounts drawn under our Credit Facility.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations including the success of our revenue recovery plans. Based upon our current forecast for 2015 and our recent refinancing efforts with alternative lenders, we expect to be able to meet the financial covenants of our amended Credit Facility, and we believe that we will have sufficient liquidity to finance our operations throughout 2015. Although we believe the assumptions underlying our current forecast are reasonable, we have considered the possibility of even lower revenues and other risks. If we are unable to achieve our forecasted revenue, or if our costs are higher than expected, we may be required to sell additional assets to repay indebtedness. Any such sale of assets may hinder or delay our plans to increase our revenues.

If we have insufficient cash flow to fund our liquidity needs and are unable to refinance our indebtedness or raise additional capital, we would risk being in default under our existing amended Credit Facility and the Meritor Note, unless our lenders agreed to modify or waive such requirements. In such circumstances, we believe that the Company would have the continuing ability to sell certain of its assets, particularly its underutilized manufacturing facilities, if necessary to repay its outstanding indebtedness. However, there can be no assurances that such efforts will succeed, and if we sold such facilities we may be unable to pursue certain opportunities for new revenues that are part of our recovery plan and we may be required to defer our planned capital expenditures. See the discussion in Note 12 “Debt” to the consolidated financial statements in this Form 10-Q which discussion is incorporated in this Item by reference.

Credit Facility and Recent Amendments. Actual borrowing availability under the Credit Facility is determined by a daily borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. Based on that calculation, at July 5, 2015, we had actual total borrowing availability under the Credit Facility of $19.8 million, of which we had drawn $16.7 million, leaving $2.1 million available for borrowing, after accounting for the letter of credit. Standby letters of credit up to a maximum of $5.0 million can be issued under the Credit Facility of which $0.9 million and $0.8 million were issued at July 5, 2015 and December 31, 2014, respectively. The obligations under the Credit Facility are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

As of August 10, 2015, after applying the proceeds of the Morganton Sale and related transactions, the principal amount of our outstanding debt consisted of $2.9 million outstanding under the Credit Facility, in addition to $3.5 million also due on September 30, 2015 under the Meritor Note, and $5.5 million due on April 12, 2016 under the Gill Family Capital Management Note, for a total of $11.9 million (excluding trade credit, letters of credit, and other liabilities). As of August 10, 2015, we also had $6.2 million available for additional borrowings under the Credit Facility.

As of December 31, 2014, the Company was in compliance with all covenants under the Credit Facility. However, during the first quarter of 2015, the Company faced potential defaults under certain covenants of the Credit Facility caused primarily by the loss of Dana as a customer (see Note 4 “Management’s Plans” to the consolidated financial statements in this Form 10-Q). The Credit Facility was amended during the first quarter of 2015 to, among other things, (i) waive certain existing or potential events of default, (ii) limit total borrowings to $25.0 million, (iii) restrict the payment of dividends, (iv) increase the applicable margin on borrowings which will result in an initial interest rate of approximately 6% and increasing by 50 basis points beginning June 2015 and each month thereafter to an estimated interest rate of 10% in January 2016, (v) revise the maturity date to January 15, 2016, (vi) revise certain financial covenants to include a minimum cumulative free cash flow covenant, (vii) establish minimum excess availability of $1.0 million initially, through May 31, 2015, and then in the amount of $5.0 million on or before September 30, 2015, and (viii) require the Company to raise new capital by securing subordinated debt or divesting certain real property or a combination thereof on or before September 30, 2015 (and, if earlier than September 30, 2015, to maintain minimum excess availability of $5.0 million thereafter).

On July 2, 2015, the Company completed an additional amendment to its Credit Facility. The parties agreed to reduce the reserved amount available to be borrowed under the Loan Agreement from $25.0 million to $22.5 million prior to the sale of certain assets used in the Company’s manufacturing business in Morganton, North Carolina (“Morganton Sale”), and to further reduce such reserved amount to $10.0 million after the Morganton Sale. The Amendment also waives certain existing or potential events of default under the Loan Agreement, amends the Company’s borrowing base formula, relaxes the Company’s financial covenants to reflect its near term forecasts, and commits the Company to repay all amounts borrowed under the Loan Agreement on or before September 30, 2015, and to take a number of mutually agreed actions designed to accomplish that goal, including the continued retention of various advisers to assist in the Company’s efforts to divest non-core, underutilized or other appropriate assets and to modify its cost structure as needed, and the completion of the Morganton Sale. The Company agreed to pay PNC a fee of $0.5 million in connection with the execution of the Amendment, and a success fee of $0.5 million on September 30, 2015 (or upon any earlier acceleration or repayment of the Loan Agreement).

Gill Family Capital Management Note. In connection with the Amendments to the Credit Facility, the Company has received the proceeds of new subordinated indebtedness from Gill Family Capital Management, Inc. ("Gill Family Capital Management") in an amount of $5.5 million. Gill Family Capital Management is an entity controlled by our president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. Gill Family Capital Management, Inc., Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year and matures on April 12, 2016. All principal and interest on the promissory note will be due and payable on the maturity date.

In addition to the aforementioned pursuit of funding sources, the Company is also considering opportunities to support its cash flow from operations in 2015 through sources of cash from either investing or financing activities. The Company is exploring alternatives to monetize certain assets of the Company for values in excess of the availability being provided under the Credit Facility, thereby generating additional sources of liquidity for the Company.

Short-Term Outlook. Non-compliance with the Company’s debt covenants, including its covenants to repay the Credit Facility and the Meritor Note, as amended, in full by September 30, 2015, would provide the debt holders with certain contractual rights, including the right to demand immediate repayment of all outstanding borrowings.  Since the loss of the Dana business (see Note 4 “Management’s Plans”), the Company has also experienced negative cash flows from operating activities which could hamper or materially increase the costs of the Company’s ability to comply with such covenants by refinancing its debts before September 30, 2015.  The Company’s consolidated financial statements have been prepared assuming the ongoing realization of assets, satisfaction of liabilities and continuity of operations as a going concern in the ordinary course of business, but there can be no assurances that the Company’s current initiatives and plans will ultimately succeed and a substantial doubt exists with respect to such assumptions, which could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.  However, Management currently believes that the Company’s ongoing initiatives, including its current initiatives to refinance its current debt obligations and its parallel efforts to sell certain non-core or underutilized assets or business lines, as more fully described elsewhere in this report, will be successful within the time frames and on terms acceptable to PNC and Meritor.

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

Meritor Note. On July 2, 2015, the Company entered into a secured promissory note (the “Meritor Note”) in the principal amount of $3.0 million, with Meritor, in exchange for the release of certain outstanding net trade payables owed to Meritor for ongoing purchases of raw materials, and the guarantee of certain inventory values related to Meritor’s business as collateral under the Company’s Revolving Credit and Security Agreement, dated May 12, 2011 (the "Loan Agreement"). The Meritor Note is secured by substantially all of the collateral for the Loan Agreement, is senior to the promissory note previously issued to GFCM, and is subordinate to the rights of PNC. The Meritor Note bears interest at a rate of 10.0% per year and matures on September 30, 2015 or upon any earlier acceleration or repayment of the Loan Agreement. All principal and interest on the Meritor Note will be due and payable on the maturity date.

Morganton Sale to Meritor. On July 9, 2015, the Company entered an asset purchase agreement to sell certain assets and related liabilities used in the Company’s manufacturing facility in Morganton, North Carolina, to Meritor for $12.5 million. Meritor also agreed to lease the Morganton facility for an initial five-year term, for $2.0 million in rent, pre-paid at the closing, and an additional $1.2 million to be paid within 30 days either to purchase the facility or to extend the lease for an additional 15 years at Meritor’s option. At closing, the parties also entered into a Meritor Note Amendment, whereby the Company has issued an additional secured obligation to Meritor of $0.4 million on July 9, 2015 and further agreed to increase the Meritor Note by up to an additional $0.3 million in the near future as needed to reflect certain potential roof repairs required at the Morganton facility.

Purchase Commitments. We also had purchase commitments totaling approximately $6.2 million at July 5, 2015, primarily for manufacturing equipment and inventory.

Cash Flows from Operating, Investing and Financing Activities

Operating Activities. Net cash used by operating activities was $11.0 million in the first six months of 2015 as compared to net cash provided of $4.7 million in the same period of 2014. The aggregate decrease in accounts receivable including the collection of Dana accounts receivable in 2015 provided cash of $25.3 million. Similarly, decreases in accounts payable, including amounts paid to Dana under a rebill arrangement for inventory, resulted in a usage of cash of $14.0 million. Cash of $1.4 million was used to finance an increase in inventory during the first six months of 2015, primarily due to a timing delay on shipments within Sypris Electronics. Other current assets increased and used $3.0 million of cash primarily as a result of an increase in deferred costs related to the development of a cyber-range and a change in VAT taxes receivable by our Mexican subsidiaries.

Investing Activities. Net cash used by investing activities was $0.9 million for the first six months of 2015 as compared to $2.5 million for the first six months of 2014. Capital expenditures in both periods represented maintenance levels of investment.

Financing Activities. Net cash provided by financing activities was $6.4 million for the first six months of 2015 as compared to net cash used of $2.5 million for the first six months of 2014. Net cash provided by financing activities in the first six months of 2015 included proceeds from the subordinated note from Gill Family Capital Management of $5.5 million and proceeds from the subordinated note from Meritor of $3.0 million. Partially offsetting this was a reduction under the Credit Facility of $0.3 million, dividend payments of $0.4 million and payments of $0.1 million for minimum statutory tax withholding on stock-based compensation. Additionally, we paid $1.4 million in financing fees in conjunction with the amendments of our Credit Facility in the first six months of 2015.

Net cash used in financing activities for the first six months of 2014 includes a debt reduction of $1.0 million on the Credit Facility, dividend payments of $0.8 million and payments of $0.7 million for the repurchase of stock and minimum statutory tax withholdings on stock-based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no significant changes in our critical accounting policies during the six months ended July 5, 2015.

Forward-looking Statements

This Quarterly Report on Form 10-Q, and our other oral or written communications, contain “forward-looking” statements. These statements include our expectations or projections about the future of our industries, business strategies, business plans, financing sources, liquidity, potential acquisitions and dispositions or our financial results or financial condition as well as our views about developments beyond our control, including domestic or global economic conditions, credit markets, trends and market developments. These statements are based on management’s views and assumptions at the time originally made, and, except as required by law, we undertake no obligation to update these statements, even if, for example, they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views will come to pass, and undue reliance should not be placed on these forward-looking statements.

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our failure to develop and implement plans to mitigate the impact of loss of revenues from Dana or to adequately diversify our revenue sources on a timely basis; our failure to secure debt financing necessary to refinance the Credit Facility and our other debt obligations; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity, including the potentially dilutive effects of any refinancing arrangements, and the potentially material costs of our compliance with covenants in, or the potential default under or acceleration of, our Credit Facility or the terms of our other debt agreements; the risks of any default under our Accommodation Agreement with Meritor, which could cause Meritor to exercise certain access rights that could have a material adverse effect on the Company’s ability to operate and its financial results; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers; reliance on major customers or suppliers; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; our ability to successfully develop, launch or sustain new products and programs; dependence on, retention or recruitment of key employees especially in challenging markets; inventory valuation risks including excessive or obsolescent valuations; potential impairments, non-recoverability or write-offs of assets or deferred costs; our inability to successfully complete definitive agreements for our targeted acquisitions due to negative due diligence findings or other factors; declining revenues and backlog in our Sypris Electronics business lines as we attempt to transition from legacy products and services into new market segments and technologies; the costs of compliance with our auditing, regulatory or contractual obligations; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; our reliance on third party vendors and sub-suppliers; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; cost and availability of raw materials such as steel, component parts, natural gas or utilities; regulatory actions or sanctions (including FCPA, OSHA and Federal Acquisition Regulations, among others); potential weaknesses in internal controls over financial reporting and enterprise risk management; disputes or litigation involving customer, supplier, employee, lessor, landlord, creditor, stockholder, product liability or environmental claims; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; breakdowns, relocations or major repairs of machinery and equipment; pension valuation, health care or other benefit costs; labor relations; strikes; union negotiations; cyber security threats and disruptions; changes or delays in customer budgets, funding or programs; failure to adequately insure or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our shares of common stock repurchased during the second quarter ended July 5, 2015 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
4/6/2015 – 5/3/2015	—	$—	—	$3,877
5/4/2015 – 5/31/2015	—	$—	—	$3,877
6/1/2015 – 7/5/2015	—	$—	—	$3,877

(a)

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
10.1

Amended Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of June 11, 2015.

10.2

Amendment No. 3 to Loan Documents between PNC Bank, National Association, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of July 2, 2015.

10.3

Promissory Note between Meritor Heavy Vehicle Systems, LLC, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of July 2, 2015.

10.4	Asset Purchase Agreement between Meritor Heavy Vehicle Systems, LLC and Sypris Solutions, Inc. dated as of July 9, 2015.

10.4.1

Access Agreement between Meritor Heavy Vehicle Systems, LLC, Gill Family Capital Management, Inc. and Sypris Technologies Kenton, Inc., Sypris Technologies, Inc. and Sypris Solutions, Inc. dated as of July 9, 2015.

10.4.2

Accommodation Agreement between Meritor Heavy Vehicle Systems, LLC, Gill Family Capital Management, Inc. and Sypris Technologies Kenton, Inc., Sypris Technologies, Inc. and Sypris Solutions, Inc. dated as of July 9, 2015.

10.4.3

Amended Promissory Note between Meritor Heavy Vehicle Systems, LLC, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of July 9, 2015.

10.5

2010 Sypris Omnibus Plan effective as of May 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2015 (Commission File No. 333-204299).

10.6	Asset Purchase Agreement between Reynolds Machine Co., Inc. and Sypris Technologies Kenton, Inc. dated May 22, 2015.

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 18, 2015	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	August 18, 2015	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)