Form 10-Q
period 2015-10-04
SYPRIS SOLUTIONS INC
filed 2015-11-17
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended October 4, 2015

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

As of November 10, 2015 the Registrant had 20,788,544 shares of common stock outstanding.

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$29,089	$82,417	$93,903	$242,170
Products	9,348	7,787	22,299	25,391
Total net revenue	38,437	90,204	116,202	267,561
Cost of sales:
Outsourced services	29,278	74,965	100,390	216,762
Products	6,691	7,030	16,535	21,199
Total cost of sales	35,969	81,995	116,925	237,961
Gross profit (loss)	2,468	8,209	(723)	29,600
Selling, general and administrative	5,969	8,273	22,414	25,406
Research and development	119	116	647	277
Severance	457	0	1,023	0
Operating (loss) income	(4,077)	(180)	(24,807)	3,917
Interest expense, net	1,783	179	3,271	466
Other (income) expense, net	(7,841)	(397)	(8,595)	(850)
Income (loss) before taxes	1,981	38	(19,483)	4,301
Income tax expense	2,255	1,197	2,240	3,438
Net (loss) income	$(274)	$(1,159)	$(21,723)	$863
(Loss) income per share:
Basic	$(0.01)	$(0.06)	$(1.10)	$0.04
Diluted	$(0.01)	$(0.06)	$(1.10)	$0.04

Weighted average shares outstanding:
Basic	19,654	19,612	19,684	19,564
Diluted	19,654	19,612	19,684	19,607
Dividends declared per common share	$0.00	$0.02	$0.00	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net (loss) income	$(274)	$(1,159)	$(21,723)	$863
Other comprehensive (loss) income:
Foreign currency translation adjustments	(995)	(657)	(2,048)	(558)
Total comprehensive (loss) income	$(1,269)	$(1,816)	$(23,771)	$305

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	October 4,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,773	$7,003
Accounts receivable, net	13,647	47,666
Inventory, net	23,348	29,031
Other current assets	4,829	5,666
Total current assets	43,597	89,366

Property, plant and equipment, net	26,464	37,654
Other assets	2,613	2,661
Total assets	$72,674	$129,681
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$12,821	$39,027
Accrued liabilities	13,022	18,775
Current portion of long-term debt	2,893	17,000
Total current liabilities	28,736	74,802

Note payable – Meritor	3,780	0
Note payable – related party	5,500	0
Long-term debt	3,369	0
Other liabilities	7,532	7,991
Total liabilities	48,917	82,793

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,826,236 shares issued and 20,788,544 outstanding in 2015 and 20,567,735 shares issued and 20,485,043 outstanding in 2014	208	206
Additional paid-in capital	151,952	151,314
Retained deficit	(101,319)	(79,596)
Accumulated other comprehensive loss	(27,083)	(25,035)
Treasury stock, 37,692 and 82,692 shares in 2015 and 2014, respectively	(1)	(1)
Total stockholders’ equity	23,757	46,888
Total liabilities and stockholders’ equity	$72,674	$129,681

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended
	October 4,	September 28,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(21,723)	$863
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,022	7,987
Deferred income taxes	2,436	0
Stock-based compensation expense	717	1,235
Deferred revenue recognized	(4,200)	(6,493)
Deferred loan costs recognized	1,929	58
Gain on sale of assets	(7,423)	(4)
Provision for excess and obsolete inventory	1,305	897
Other noncash items	(1,478)	(135)
Contributions to pension plans	(315)	(907)
Changes in operating assets and liabilities:
Accounts receivable	23,384	(23,041)
Inventory	2,154	(1,955)
Other current assets	(4,332)	(835)
Accounts payable	(12,051)	22,993
Accrued and other liabilities	860	5,376
Net cash (used in) provided by operating activities	(11,715)	6,039

Cash flows from investing activities:
Capital expenditures, net	(1,155)	(4,462)
Proceeds from sale of assets	15,700	8
Net cash provided by (used in) investing activities	14,545	(4,454)

Cash flows from financing activities:
Net change in debt under revolving credit agreements	(10,738)	1,000
Proceeds from note payable – related party	5,500	0
Debt modification costs	(2,335)	0
Common stock repurchases	0	(357)
Indirect repurchase of shares for minimum statutory tax withholdings	(77)	(420)
Cash dividends paid	(410)	(1,225)
Proceeds from issuance of common stock	0	4
Net cash used in financing activities	(8,060)	(998)

Net (decrease) increase in cash and cash equivalents	(5,230)	587

Cash and cash equivalents at beginning of period	7,003	18,674

Cash and cash equivalents at end of period	$1,773	$19,261

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico and the United Kingdom (U.K.) and serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses (see, e.g., Note 12 “Debt,” to the consolidated financial statements). Actual results for the three and nine months ended October 4, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2014 as presented in the Company’s Annual Report on Form 10-K.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years and interim reporting periods within those fiscal years, beginning after December 15, 2015. Prospective adoption is required. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

As a result of these disputes with Dana and the loss of the Dana business, the Company has taken significant actions during the fourth quarter of 2014 and the first nine months of 2015, including but not limited to the following: (i) selling certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment (ii) bid on significant new business opportunities with existing and potential customers resulting from the strength of the commercial vehicle market and a perceived shift in market share among tier one suppliers, (iii) reduced workforce at the locations most impacted by the loss of Dana, (iv) reduced employment costs by reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments, and (v) utilized labor for preventative maintenance on equipment and facilities, and deployment of Toyota Production System management and production practices. The Company is in the advanced stages of negotiations with several customers about potential new programs, although the typical cycle time for adding such programs can require six months or more.

The Company engaged an investment banking firm who provided financial advisory services in connection with its successful effort to secure new loan agreements and a financial advisor to assist in the management of the Company’s cash flows and expense levels. Separately, the Company has engaged Needham & Co., Inc. to assist in the potential sale of other appropriate business lines. The Company has also engaged a commercial real estate firm to provide advisory and brokerage services related to the potential disposition of certain real property owned by the Company. There can be no assurance that our plans to mitigate the loss of the Dana business and to effectively manage our costs during the transition will be successful.

The Company amended its Credit Facility in March, July and September 2015, the most recent of which provided for borrowings up to $8,500,000 through October 30, 2015. On October 30, 2015, the Company secured debt financing of up to $27,000,000 that supports short-term funding needs, which replaced the Company’s Credit Facility and Meritor Note, which expired on October 30, 2015. See Note 12 “Debt,” to the consolidated financial statements for more detail on the Credit Facility, these recent amendments to the Credit Facility, our other debt arrangements and our current liquidity position.

Since the loss of the Dana business, the Company has also experienced negative cash flow from operating activities which could hamper or materially increase the costs of the Company’s ability to comply with various covenants.  The Company’s consolidated financial statements have been prepared assuming the ongoing realization of assets, satisfaction of liabilities and continuity of operations as a going concern in the ordinary course of business. These assumptions are based upon the Company’s current initiatives and forecasts, including the launch of new products and services to replace legacy programs, and the execution of our ongoing, contingency planning efforts to reduce operating costs if our forecasted revenues do not materialize. However, there can be no assurances that these initiatives, forecasts and plans will ultimately prove to have been accurate or successful, and our failure or inability to realize our key financial objectives could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.

(5)	Morganton Sale

On July 9, 2015, the Company entered an asset purchase agreement (the “Agreement”) to sell certain assets used in the Company’s manufacturing facility in Morganton, North Carolina, to its largest customer, Meritor, Inc. (“Meritor”). The Company retained the Morganton plant’s axle shaft manufacturing lines and certain related assets, intellectual property and inventories, which was transitioned to the Company’s Louisville, Kentucky plant in October 2015. All other Morganton equipment, related assets and intellectual property were sold to Meritor (the “Morganton Sale”) for $10,500,000 in cash paid at the closing and other consideration. Meritor purchased related inventories and accounts receivable and assumed or released certain accounts payable and other accrued liabilities, for $2,000,000 (subject to customary post-closing adjustments to actual). Meritor also agreed to purchase the Morganton facility for $3,200,000. The total proceeds received of $15,700,000 in consideration for the Morganton sale was used to pay down the Company’s outstanding debt with PNC Bank, National Association (“PNC”). As a result of the Morganton sale, the Company recognized a gain of $7,744,000.

At closing, the parties also entered into a Meritor Note Amendment, whereby the Company has issued an additional secured obligation to Meritor of $412,000 on July 9, 2015. The parties also agreed to increase the Meritor Note by an additional $321,000 in September to reflect certain roof repairs required at the Morganton facility. The Company repaid the Meritor Note on October 30, 2015. See Note 12 “Debt,” to the consolidated financial statements for more detail on the Meritor Note.

(6)	Milestone Revenue Recognition

The Company periodically enters into research and development contracts with customers related primarily to key encryption products. When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method in accordance with Accounting Standards Codification (“ASC”) 605-28 Revenue Recognition, Milestone Method. The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the deliverables to which the Company has committed in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software or regulatory agency certifications. The Company had one such milestone contract in process at December, 31, 2014. All milestones under that contract were deemed substantive. During the nine months ended October 4, 2015 and September 28, 2014, revenue recognized through the achievement of multiple milestones amounted to $300,000 and $2,375,000, respectively. There are no performance, cancellation, termination or refund provisions in the arrangement that contain material financial consequences to the Company. As of October 4, 2015, all contracts utilizing the milestone method were completed.

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

The Claim provided to the Company was agreed to by the Company and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, the Company recorded the claim at the estimated fair value of $76,483,000 and allocated the estimated fair value to each commercial issue negotiated. The revenues and resulting net income associated with each of those issues requiring the Company’s continued involvement were deferred and were recognized over the applicable period of the involvement. For the nine months ended September 28, 2014, the Company recognized into revenue $6,493,000 related to the Claim. The Claim was fully amortized as of December 31, 2014.

(8)	Other Income, Net

During the three and nine months ended October 4, 2015, the Company recognized other income of $7,841,000 and $8,595,000, respectively, which consisted primarily of a gain of $7,744,000 related to the Morganton sale (see Note 5 “Morganton Sale” to the consolidated financial statement in this Form 10-Q). Additionally, during the nine months ended October 4, 2015, the Company recognized $505,000 related to an arbitration settlement in the Dana dispute received in the second quarter (see Note 4 “Management’s Plans” to the consolidated financial statements in this Form 10-Q). During the three and nine months ended October 4, 2015, the company recognized net foreign currency related gains of $105,000 and $276,000, respectively related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

During the nine months ended September 28, 2014, the Company recognized net gains of $714,000 within the Sypris Technologies segment from the receipt of federal grant funds for improvements made under a flood relief program. Additionally, for the three and nine months ended September 28, 2014, the Company recognized foreign currency translation gains of $314,000 and $219,000, respectively.

(9)	Earnings (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and nine months ended October 4, 2015, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

For the three months ended September 28, 2014, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive. There were 786,000 potential common shares excluded from diluted earnings per share for the nine months ended September 28, 2014.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

(Loss) income attributable to stockholders:
Net (loss) income as reported	$(274)	$(1,159)	$21,723)	$863
Less dividends declared attributable to restricted award holders	0	(15)	0	(46)
Net (loss) income allocable to common stockholders	$(274)	$(1,174)	$(21,723)	$817

(Loss) income per common share attributable to stockholders:
Basic	$(0.01)	$(0.06)	$(1.10)	$0.04
Diluted	$(0.01)	$(0.06)	$(1.10)	$0.04

Weighted average shares outstanding – basic	19,654	19,612	19,684	19,564
Weighted average additional shares assuming conversion of potential common shares	0	0	0	43
Weighted average shares outstanding – diluted	19,654	19,612	19,684	19,607

(10)	Inventory

Inventory consists of the following (in thousands):

	October 4,	December 31,
	2015	2014
	(Unaudited)
Raw materials	$14,312	$16,687
Work in process	11,709	11,702
Finished goods	4,109	6,991
Reserve for excess and obsolete inventory	(6,782)	(6,349)
	$23,348	$29,031

(11)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	October 4,	December 31,
	2015	2014
	(Unaudited)
Land and land improvements	$1,819	$2,770
Buildings and building improvements	21,935	26,055
Machinery, equipment, furniture and fixtures	125,898	158,816
Construction in progress	782	2,100
	150,434	189,741
Accumulated depreciation	(123,970)	(152,087)
	$26,464	$37,654

(12)	Long-Term Debt

Long-term debt consists of the following:

	October 4,	December 31,
	2015	2014
	(Unaudited)
Revolving credit facility	$6,262	$17,000
Note payable – Meritor	3,780	0
Note payable – related party	5,500	0
	15,542	17,000
Less current portion	2,893	17,000
	$12,649	$0

Revolving Credit Facility:

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

On July 2, 2015, the Company further amended its Credit Facility to reduce the reserved amount available to be borrowed under the Loan Agreement from $25,000,000 to $22,500,000 prior to the sale of certain assets used in the Company’s manufacturing business in Morganton, North Carolina (see Note 13, “Morganton Sale,” to the consolidated financial statements), and to further reduce such reserved amount to $10,000,000 after the Morganton Sale. The Amendment also waives certain existing or potential events of default under the Loan Agreement, amends the Company’s borrowing base formula, relaxes the Company’s financial covenants to reflect its near term forecasts, and commits the Company to repay all amounts borrowed under the Loan Agreement on or before September 30, 2015 and to take a number of mutually agreed actions designed to accomplish that goal, including the continued retention of various advisers to assist in the Company’s efforts to divest non-core, underutilized or other appropriate assets and to modify its cost structure as needed, and the completion of the Morganton Sale. The Company agreed to pay PNC a fee of $500,000 in connection with the execution of the Amendment and a success fee of $500,000 on September 30, 2015 (or upon any earlier acceleration or repayment of the Loan Agreement).

On September 30, 2015, the Company further amended its Credit Facility to reduce the reserved amount available to be borrowed under the Loan Agreement from $10,000,000 to $8,500,000 and extend the maturity date from September 30, 2015 to October 30, 2015 in order to provide the Company with additional time to refinance its obligations to PNC with another lender. The Company agreed to continue its efforts to refinance its obligations to PNC and agreed to pay the Lender a fee of $500,000 in the event a new lending arrangement was not in place by October 30, 2015.

Actual borrowing availability under the Credit Facility was determined by a daily borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. Based on that calculation, at October 4, 2015, we had actual total borrowing availability under the Credit Facility of $8,500,000, of which we had drawn $6,262,000, leaving $2,238,000 available for borrowing. Standby letters of credit up to a maximum of $5,000,000 could be issued under the Credit Facility. There were no outstanding letters of credit at October 4, 2015 and $755,000 was outstanding at December 31, 2014.

On October 30, 2015, all outstanding principal and interest obligations outstanding under the Credit Facility were repaid in full in conjunction with the Company’s new financing agreements. The Credit Facility was replaced by the new financing agreements.

Note Payable – Related Party

In connection with the amendments to the Credit Facility, the Company has received the proceeds of subordinated indebtedness from Gill Family Capital Management in an amount of $5,500,000. Gill Family Capital Management (GFCM) is an entity controlled by our president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. Gill Family Capital Management, Inc., Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.00% per year. All principal and interest on the promissory note will be due and payable at maturity. On October 30, 2015, the Company amended the GFCM note to extend the maturity date from April 12, 2016 to January 30, 2019.

Note Payable – Meritor

On July 2, 2015, the Company entered into a secured promissory note (the “Meritor Note”) in the principal amount of $3,047,000, with Meritor, in exchange for the release of certain outstanding net trade payables owed to Meritor for ongoing purchases of raw materials and the guarantee of certain inventory values related to Meritor’s business as collateral under the Credit Facility. The Meritor Note was secured by substantially all of the collateral for the Credit Facility, was senior to the promissory note previously issued to GFCM and was subordinate to the rights under the Credit Facility. The Meritor Note bears interest at a rate of 10.0% per year and all principal and interest on the Meritor Note was due and payable on the maturity date.

On July 9, 2015, the Company entered an asset purchase agreement to sell certain assets and related liabilities used in the Company’s manufacturing facility in Morganton, North Carolina, to Meritor for $12,500,000. Meritor also agreed to purchase the Morganton facility for $3,200,000. At closing, the parties also entered into a Meritor Note Amendment, whereby the Company issued an additional secured obligation to Meritor of $412,000 on July 9, 2015 for the release of certain outstanding net trade payables and other accrued liabilities and further agreed to increase the Meritor Note by an additional $320,000 in September to reflect certain potential roof repairs required at the Morganton facility.

On September 30, 2015, the Meritor Note was amended to extend the maturity date from September 30, 2015 to October 30, 2015 or upon any earlier acceleration or repayment of the Credit Facility.

On October 30, 2015, the Meritor Note and interest were repaid in full in conjunction with the Company’s new financing agreements.

New Credit Facility and Term Loan

On October 30, 2015, the Company secured debt financing consisting of a $12,000,000 term loan (“Term Loan”) and a $15,000,000 revolving credit facility (“New Credit Facility”). Proceeds from the two new financing arrangements (collectively the “New Loan Agreements”) were used to repay the Credit Facility and the Meritor Note. Borrowing availability under the New Credit Facility is determined by a weekly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable and inventory, less certain reserves and subject to certain other adjustments (see Note 19 “Subsequent Events”). Borrowing availability under the Term Loan is also evaluated using a separate borrowing base collateral calculation that includes designated percentages of real estate, machinery and equipment appraisals, in each case less certain reserves and subject to certain other adjustments; if the appraised values of such collateral causes the Term Loan borrowing base to fall below the then current Term Loan balance, the Company can be required to make a partial prepayment of such difference and related fees.

Obligations under the New Loan Agreements are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all assets of the Company.

The New Loan Agreements contain a number of affirmative, negative and financial maintenance covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing each lender. Among other covenants, the New Loan Agreements require the Company to use its best efforts to enter a satisfactory sale-leaseback of the Toluca, Mexico property and buildings, and upon closing any such transaction, to prepay on the Term Loan, either $5,000,000 or all net cash proceeds, at the election of the term lender. (Under certain circumstances, the Company may also satisfy the foregoing requirement by depositing $5,000,000 of such net cash proceeds into a controlled cash collateral account; however, if such sale-leaseback transaction has not closed before April 30, 2016, then the Company must contribute $5,000,000 in alternative proceeds from the sale of new equity, subordinated debt or certain permitted collateral assets.) If the Company’s borrowing availability under the New Credit Facility falls below $4,000,000, the Company must maintain a fixed charge coverage ratio of at least 1 to 1, as measured on a trailing twelve months’ basis.

Non-compliance with the Company’s debt covenants would provide the debt holders with certain contractual rights, including the right to demand immediate repayment of all outstanding borrowings.  Since the loss of the Dana business (see Note 4 “Management’s Plans”), the Company has also experienced negative cash flows from operating activities which could hamper or materially increase the costs of the Company’s ability to comply with such covenants.  The Company’s consolidated financial statements have been prepared assuming the ongoing realization of assets, satisfaction of liabilities and continuity of operations as a going concern in the ordinary course of business, but there can be no assurances that the Company’s current initiatives, forecasts and plans will ultimately succeed, which could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.

The classification of debt as of October 4, 2015 considers the debt refinanced on a long-term basis. However, the New Credit Facility allows the lender to accelerate payment in the event of a “material adverse change.” Because such an event is not objectively measureable in advance and because the Company is required to maintain a lock-box arrangement, ASC 470-10-45 requires the otherwise long-term revolving advances to be classified as a current liability. As a result, all borrowings under the revolving advances have been classified in the accompanying consolidated balance sheets as a current liability.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$27,824	$82,555	$87,904	$242,104
Sypris Electronics	10,613	7,649	28,298	25,457
	$38,437	$90,204	$116,202	$267,561

Gross profit (loss):
Sypris Technologies	$1,973	$9,299	$(1,550)	$31,836
Sypris Electronics	495	(1,090)	827	(2,236)
	$2,468	$8,209	$(723)	$29,600

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Operating (loss) income:
Sypris Technologies	$(609)	$5,373	$(12,347)	$20,526
Sypris Electronics	(1,515)	(3,645)	(6,216)	(9,890)
General, corporate and other	(1,953)	(1,908)	(6,244)	(6,719)
	$(4,077)	$(180)	$(24,807)	$3,917

	October 4,	December 31,
	2015	2014
	(Unaudited)
Total assets:
Sypris Technologies	$45,184	$95,108
Sypris Electronics	25,084	26,874
General, corporate and other	2,406	7,699
	$72,674	$129,681

(14)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets as of October 4, 2015 and December 31, 2014, was $808,000 and $825,000, respectively. The Company’s warranty expense for the nine months ended October 4, 2015 and September 28, 2014 was $112,000 and $108,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of October 4, 2015 and December 31, 2014, the Company had deferred $579,000 and $839,000, respectively, related to extended warranties.

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

As of October 4, 2015, the Company had outstanding purchase commitments of approximately $6,515,000, primarily for the acquisition of inventory and manufacturing equipment.

The Company is involved in certain litigation and contract issues arising in the normal course of business. As a result, contingencies may arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

The Company accounts for loss contingencies in accordance with GAAP.  Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated.  With respect to a particular loss contingency, it may be probable that a loss has occurred but the estimate of the loss is within a wide range or undeterminable.  If the Company deems an amount within the range to be a better estimate than any other amount within the range, that amount will be accrued.  However, if no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued.

The Company’s lease for its Tampa, FL facility will expire on December 31, 2016 unless the Company exercises its option to renew a five year extension prior to December 31, 2015. If the Company does not exercise this option, it is reasonably possible that the Company may be required to make certain repairs to the facility, which may be significant. While the Company believes that a potential loss contingency may exist, it cannot currently estimate the amount of the contingency. The Company believes that a reasonable determination of the loss will be possible if the Company chooses not to exercise the lease term extension. If the Company chooses to exercise the extension option, any costs incurred would be capitalized as a leasehold improvement and amortized over the remaining term of the lease.

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

As a result of the increased uncertainty surrounding the Company’s forecast of taxable income in Mexico, it was determined that the Company no longer met the “more likely than not” threshold required under ASC 740-10 in order to maintain the Mexico deferred tax asset. Accordingly, the Company recorded a valuation allowance on its net deferred tax asset related to certain non-U.S. tax benefits, resulting in deferred tax expense of $2,436,000 during the third quarter ended October 4, 2015. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and non-U.S. tax benefits.

The Company expects to repatriate available non-U.S. cash holdings in 2016 to support management’s strategic objectives and fund ongoing U.S. operational cash flow requirements; therefore current earnings from non-U.S. operations are not treated as permanently reinvested. The U.S. income tax expense recorded in 2015 on these non-U.S. earnings is expected to be offset by the benefit of a partial release of a valuation allowance on U.S. net operating loss carryforwards. Should the U.S. valuation allowance be released at some future date, the U.S. tax expense on foreign earnings not permanently reinvested might have a material effect on our effective tax rate. For the year ending December 31, 2015, the Company expects any additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings would not be material.

(16)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Service cost	$3	$3	$10	$9
Interest cost on projected benefit obligation	423	447	1,268	1,342
Net amortizations, deferrals and other costs	173	133	520	398
Expected return on plan assets	(561)	(599)	(1,683)	(1,798)
	$38	$(16)	$115	$(49)

(17)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	October 4,	December 31,
	2015	2014
	(Unaudited)

Foreign currency translation adjustments	$(9,313)	$(7,265)
Employee benefit related adjustments – U.S.	(17,584)	(17,584)
Employee benefit related adjustments – Mexico	(186)	(186)
Accumulated other comprehensive loss	$(27,083)	$(25,035)

(18)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at October 4, 2015 under the Credit Facility, the Meritor Note and the related party note payable approximates fair value because borrowings mature between October 2015 and April 2016.

(19)	Subsequent Events

On October 30, 2015, the Company entered into New Loan Agreements providing for a $12,000,000 Term Loan and a $15,000,000 New Credit Facility. See Note 12 “Debt,” to the consolidated financial statements for more detail on the New Loan Agreements, the New Credit Facility and the Term Loan. Proceeds from New Loan Agreements were used to repay the Credit Facility and the Meritor Note. Interest will accrue on the New Credit Facility at an annual rate of 2.50% above a “Base Rate” equal to the greatest of the “Prime Rate” published in the Wall Street Journal, the Federal Funds Rate plus 0.5%, or 3.25%, and on the Term Loan at an annual rate of 9% above the same Base Rate. The Company must also pay an unused facility fee (currently set at 0.5%) under the New Credit Facility if utilization under the facility is less than the maximum borrowing availability, among other fees due to each lender.

Loans made under the New Loan Agreements will mature and the commitments thereunder will terminate in October 2018. Specific borrowing availability levels under the New Loan Agreements are determined by a borrowing base collateral calculation that includes designated percentages of eligible inventory values and accounts receivable for the New Credit Facility, and, in the case of the Term Loan, designated percentages of real estate, machinery and equipment valuations, in each case less certain reserves and subject to certain other adjustments. Borrowing availability under the Term Loan is also evaluated using a separate borrowing base collateral calculation that includes designated percentages of real estate, machinery and equipment appraisals, in each case less certain reserves and subject to certain other adjustments; if the appraised values of such collateral causes the Term Loan borrowing base to fall below the then current Term Loan balance, the Company can be required to make a partial prepayment of such difference and related fees.

Obligations under the New Credit Facility and Term Loan are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all assets of the Company.

The New Loan Agreements contain a number of affirmative, negative and financial maintenance covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing each lender. Among other covenants, the New Loan Agreements require the Company to use its best efforts to enter a satisfactory sale-leaseback of the Toluca, Mexico property and buildings, and upon closing any such transaction, to prepay on the Term Loan, either $5,000,000 or all net cash proceeds, at the election of the term lender. (Under certain circumstances, the Company may also satisfy the foregoing requirement by depositing $5,000,000 of such net cash proceeds into a controlled cash collateral account; however, if such sale-leaseback transaction has not closed before April 30, 2016, then the Company must contribute $5,000,000 in alternative proceeds from the sale of new equity, subordinated debt or certain permitted collateral assets.) If the Company’s borrowing availability under the New Credit Facility falls below $4,000,000, the Company must maintain a fixed charge coverage ratio of at least 1 to 1, as measured on a trailing twelve months’ basis.

On October 30, 2015, the Company entered into a non-binding letter of intent to sell and lease-back its land and facility in Mexico, which is part of Sypris Technologies. The purchase price is expected to be $13,000,000, with $5,200,000 to be paid upon signing of the definitive purchase agreement and the remaining amount to be paid upon closing. The closing is scheduled to occur no later than March 15, 2016. The non-binding term sheet provides that a portion of the proceeds will be used to pay down a portion of the Term Loan. The assets had a net book value of $3,316,000 as of October 4, 2015. The transaction is subject to the negotiation of definitive agreements and the Company can give no assurance that it will be successful in completing this sale on these terms.

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

Sypris Technologies Outlook

In North America, production levels for light, medium and heavy duty trucks have steadily increased over the past six years from a low in the depressed economic environment of 2008 and 2009. The commercial vehicle industry overall is expecting modest growth in production levels through 2015. Oil and gas markets, served by our engineered products line of Tube Turns® products, have been impacted to some degree, as some of our customers’ revenues and near term capital expenditures appear to have declined along with oil prices generally.

Despite the outlook for the commercial vehicle market, Sypris Technologies’ production levels have declined significantly in 2015. Our shipments to Dana have been minimal since December 31, 2014, in the context of a dispute over the enforceability of a five-year contract renewal signed by the parties in 2013. In 2014, Dana represented approximately 59% of our net revenue. In July 2013, Sypris and Dana signed an amended and restated supply agreement to extend the supply agreement term beyond December 31, 2014, the binding effect of which is currently in dispute. Dana has repudiated this July 2013 agreement. Sypris disputes Dana’s ability to do so and is seeking to recover its lost margins and additional remedies with respect to the revenues to which Sypris was entitled under the renewed agreement.

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

Revenue Recovery Plans

As a result of these disputes with Dana and the loss of the Dana business, the Company has taken significant actions during the fourth quarter of 2014 and the first nine months of 2015, including but not limited to the following: (i) selling certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment (ii) bid on significant new business opportunities with existing and potential customers resulting from the strength of the commercial vehicle market and a perceived shift in market share among tier one suppliers, (iii) reduced workforce at the locations most impacted by the loss of Dana, (iv) reduced employment costs by reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments, and (v) utilized labor for preventative maintenance on equipment and facilities, and deployment of Toyota Production System management and production practices. The Company is in the advanced stages of negotiations with several customers about potential new programs, although the typical cycle time for adding such programs can require six months or more.

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

As a result, the Company expects ongoing uncertainty within this segment in the near term. For the longer term, we are continuing to evaluate all of our strategic alternatives, including new investments in products and programs to further improve the attractiveness of our business portfolio, with a specific emphasis on trusted solutions for identity management, cryptographic key distribution and cyber analytics, among other strategies. There can be no assurance that the Company’s investment in and efforts to introduce any new products and services will result in new business or revenue. In addition, while the Company continues to evaluate and implement cost reduction measures in this segment, the Company’s currently contemplated cost reduction measures may not be able to reduce its cost structure to offset the impact of lower revenues. The Company is considering all of its strategic alternatives, including potential divestitures and further cost reductions or other downsizing measures, which could be costly and adversely impact our financial performance.

Results of Operations

The tables below compare our segment and consolidated results for the three and nine month periods of operations of 2015 to the three and nine month periods of operations of 2014. The tables present the results for each period, the change in those results from 2014 to 2015 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended October 4, 2015 Compared to Three Months Ended September 28, 2014

	Three Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	Oct. 4,	Sept. 28,	Favorable	Favorable	Oct. 4,	Sept. 28,
	2015	2014	(Unfavorable)	(Unfavorable)	2015	2014
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$27,824	$82,555	$(54,731)	(66.3)%	72.4%	91.5%
Sypris Electronics	10,613	7,649	2,964	38.8	27.6	8.5
Total	38,437	90,204	(51,767)	(57.4)	100.0	100.0

Cost of sales:
Sypris Technologies	25,851	73,256	47,405	64.7	92.9	88.7
Sypris Electronics	10,118	8,739	(1,379)	(15.8)	95.3	114.3
Total	35,969	81,995	46,026	56.1	93.6	90.9

Gross profit (loss):
Sypris Technologies	1,973	9,299	(7,326)	(78.8)	7.1	11.3
Sypris Electronics	495	(1,090)	1,585	145.4	4.7	(14.3)
Total	2,468	8,209	(5,741)	(69.9)	6.4	9.1

Selling, general and administrative	5,969	8,273	2,304	27.8	15.5	9.2
Research and development	119	116	(3)	(2.6)	0.3	0.1
Severance	457	—	(457)	NM	1.2	—
Operating loss	(4,077)	(180)	(3,897)	NM	(10.6)	(0.2)

Interest expense, net	1,783	179	(1,604)	(896.1)	4.6	0.2
Other income, net	(7,841)	(397)	7,444	NM	(20.4)	(0.4)

Income before taxes	1,981	38	1,943	NM	5.2	0.0
Income tax expense, net	2,255	1,197	(1,058)	(88.4)	5.9	1.3

Net loss	$(274)	$(1,159)	$885	76.4	(0.7)%	(1.3)%

Nine Months Ended October 4, 2015 Compared to Nine Months Ended September 28, 2014.

	Nine Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Nine Months Ended
	Oct. 4,	Sept, 28,	Favorable	Favorable	Oct. 4,	Sept. 28,
	2015	2014	(Unfavorable)	(Unfavorable)	2015	2014
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$87,904	$242,104	$(154,200)	(63.7)%	75.6%	90.5%
Sypris Electronics	28,298	25,457	2,841	11.2	24.4	9.5
Total	116,202	267,561	(151,359)	(56.6)	100.0	100.0

Cost of sales:
Sypris Technologies	89,454	210,268	120,814	57.5	101.8	86.9
Sypris Electronics	27,471	27,693	222	0.8	97.1	108.8
Total	116,925	237,961	121,036	50.9	100.6	88.9

Gross profit (loss):
Sypris Technologies	(1,550)	31,836	(33,386)	(104.9)	(1.8)	13.1
Sypris Electronics	827	(2,236)	3,063	137.0	2.9	(8.8)
Total	(723)	29,600	(30,323)	(102.4)	(0.6)	11.1

Selling, general and administrative	22,414	25,406	2,992	11.8	19.3	9.5
Research and development	647	277	(370)	(133.6)	0.6	0.1
Severance	1,023	—	(1,023)	NM	0.9	—
Operating (loss) income	(24,807)	3,917	(28,724)	NM	(21.3)	1.5

Interest expense, net	3,271	466	(2,805)	NM	2.8	0.2
Other income, net	(8,595)	(850)	7,745	NM	(7.4)	(0.3)

(Loss) income before taxes	(19,483)	4,301	(23,784)	NM	(16.8)	1.6
Income tax expense, net	2,240	3,438	1,198	34.8	1.9	1.3

Net (loss) income	$(21,723)	$863	$(22,586)	NM	(18.7)%	0.3%

Net Revenue. Sypris Technologies derives its revenue from manufacturing services and product sales. Net revenue for Sypris Technologies for the three and nine month periods ended October 4, 2015 decreased $54.7 million and $154.2 million from the prior year comparable periods, respectively. The loss of the Dana business accounted for $53.9 million and $156.3 million of the decline for the three and nine months ended October 4, 2015, respectively. Additionally, the loss of the trailer axle revenue with the sale of assets in Morganton accounted for $6.7 million of the decline for the three and nine month periods, respectively. Partially offsetting this was an increase in other volumes of $5.9 million and $8.8 million in the three and nine months ended October 4, 2015, respectively, attributable to favorable demand from our commercial vehicle market customers.

Sypris Electronics derives its revenue from product sales and technical outsourced services. Net revenue for Sypris Electronics for the three and nine month periods ended October 4, 2015 increased $3.0 million and $2.8 million from the prior year comparable periods, respectively, reflecting the commissioning of a Cyber Range during the third quarter for $2.0 million. Additionally, the Company had an increase in product sales of one of our key encryption products during the third quarter of 2015. Partially offsetting this was a decline in engineering services due to the completion of a program during the first quarter of 2015. Sypris Electronics’ outlook continues to be negatively affected by our inability to replace the declining demand for certain legacy products and services with competitive new offerings and budgetary and funding uncertainty within the U.S. DoD.

Gross Profit. Sypris Technologies’ gross profit decreased to $2.0 million for the three months ended October 4, 2015, from gross profit of $9.3 million in the prior year comparable period. The net decrease in sales volumes resulted in a decrease in gross profit of approximately $11.4 million for the three months ended October 4, 2015. Partially offsetting this was a decrease in depreciation expense of $1.1 million and foreign currency transaction gains of $0.5 million. Additionally, the Company’s cost reduction activities implemented in 2015 are generating productivity improvements and contributed to an increase in gross profit of $2.5 million over the prior year comparable period. See Note 4 “Management’s Plans” to the consolidated financial statements in this Quarterly Report on Form 10-Q.

For the nine months ended October 4, 2015, gross profit for Sypris Technologies decreased $33.4 million to a loss of $1.6 million from gross profit of $31.8 million in the prior year comparable period. The net decrease in sales volumes resulted in a decrease in gross profit of approximately $35.6 million for the nine months ended October 4, 2015. Partially offsetting this was a decrease in depreciation expense of $2.2 million over the prior year period.

Sypris Electronics’ gross profit was $0.5 million and $0.8 million in the three and nine month periods ended October 4, 2015, respectively, as compared to losses of $1.1 million and $2.2 million in the prior year comparable periods. The improvement in gross profit for the three and nine months ended October 4, 2015 was primarily as a result of higher revenue and a favorable mix in sales of higher margin products and services.

Selling, General and Administrative. Selling, general and administrative expense decreased by $2.3 million and $3.0 million for the three and nine month periods ended October 4, 2015, respectively, as compared to the same periods in 2014, primarily as a result of a decrease in legal expenses incurred in connection with contract negotiations and the related disputes with Dana (see Note 4 “Management’s Plans” to the consolidated financial statements in this Quarterly Report on Form 10-Q). As the legal activity regarding the contract negotiations and litigation is substantially complete until the appeals process is finalized, we expect legal fees related to litigation to decrease for the remainder of 2015 as compared to 2014 based on the current status of litigation with Dana. Partially offsetting this was an increase in consulting fees related to our debt refinancing and cash management efforts. Selling, general and administrative expense increased as a percentage of revenue to 15.5% and 19.3% for the three and nine month periods ended October 4, 2015, respectively, as compared to 9.2% and 9.5% for the three and nine months ended September 28, 2014, respectively as a result of the rapid decline in revenue.

Research and Development. Research and development costs were $0.6 million for the nine months ended October 4, 2015 as compared to $0.3 million for nine month comparable 2014 period in support of Sypris Electronics’ self-funded product and technology development activities.

Severance. Severance costs were $0.5 million and $1.0 million for the three and nine months ended October 4, 2015 and were comprised of headcount reductions related to the cessation of shipments to Dana within Sypris Technologies. See Note 4 “Management’s Plans” to the consolidated financial statements in this Quarterly Report on Form 10-Q. Additional severance costs could be incurred as part of the Company’s ongoing efforts to reduce its costs.

Interest Expense. Interest expense for the three and nine months ended October 4, 2015 increased primarily due to an increase in interest rates as a result of amendments to the Credit Facility in 2015 and the notes payable to Meritor and GFCM entered into during 2015, which increased the Company’s interest rate structure (see Note 12 “Debt” to the consolidated financial statements in this Quarterly Report on Form 10-Q). Additionally, as a result of the amendments and new notes entered into the year, the Company has experienced an increase in loan fees included in interest expense. The weighted average interest rate was 8.0% and 6.1% for the three and nine month periods of 2015, as compared to 2.6% and 2.5% for the three and nine month periods of 2014, respectively. Our weighted average debt outstanding was $15.1 million and $18.8 million for the three and nine month periods of 2015, respectively, as compared to $19.2 million and $16.5 million during the three and nine month periods of 2014, respectively.

Other Income, Net. The Company recognized other income of $7.8 million and $8.6 million for the three and nine months ended October 4, 2015, respectively, which consisted primarily of a gain of $7.7 million related to the Morganton sale (see Note 5 “Morganton Sale” to the consolidated financial statement in this Form 10-Q). Additionally, during the nine months ended October 4, 2015, the Company recognized $0.5 million related to an arbitration settlement in the Dana dispute received in the second quarter of 2015. See Note 4 “Management’s Plans” to the consolidated financial statements in this Form 10-Q. During the three and nine months ended October 4, 2015, the Company recognized net foreign currency gains of $0.1 million and $0.3 million, respectively, related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

Other income, net for the first nine months of 2014 includes gains of $0.7 million within Sypris Technologies from the receipt of federal grant funds for improvements made under a flood relief program, partially offset by foreign currency related gains of $0.2 million.

Income Taxes. Income tax expense for the three and nine months ended October 4, 2015 was $2.3 million and $2.2 million, respectively, as compared to $1.2 million and $3.4 million for the three and nine months ended September 28, 2014, respectively. As a result of the increased uncertainty surrounding the Company’s forecast of taxable income in Mexico, it was determined that the Company no longer met the “more likely than not” threshold required under ASC 740-10 in order to maintain the Mexico deferred tax asset. Accordingly, the Company recorded a valuation allowance on its net deferred tax asset related to certain non-U.S. tax benefits, resulting in deferred tax expense of $2.4 million during the third quarter ended October 4, 2015. Income tax expense for the three and nine months ended September 28, 2014 primarily represents tax on foreign operations at the statutory rate of 30%.

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

In response, we have taken significant actions during the fourth quarter of 2014 and the first nine months of 2015 to pursue new business opportunities with existing and potential customers, identify alternative uses for the related assets and other contingency plans, including the sale of certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment. As of October 4, 2015, we have received approximately $15.7 million in total consideration for the Morganton Sale and related transactions, all of which has been applied to pay down the amounts drawn under our Credit Facility.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations including the success of our revenue recovery plans. Based upon our current forecast for 2015 and our recent refinancing with alternative lenders, we expect to be able to meet the financial covenants of our new debt facilities, and we believe that we will have sufficient liquidity to finance our operations throughout 2015. Although we believe the assumptions underlying our current forecast are reasonable, we have considered the possibility of even lower revenues and other risks. If we are unable to achieve our forecasted revenue, or if our costs are higher than expected, we may be required to sell additional assets to repay indebtedness. Any such sale of assets may hinder or delay our plans to increase our revenues.

If we have insufficient cash flow to fund our liquidity needs and are unable to raise additional capital, we would risk being in default under our New Credit Facility and Term Loan, unless our lenders agreed to modify or waive such requirements. In such circumstances, we believe that the Company would have the continuing ability to sell certain of its assets, particularly its underutilized manufacturing facilities, if necessary to repay its outstanding indebtedness. However, there can be no assurances that such efforts will succeed, and if we sold such facilities we may be unable to pursue certain opportunities for new revenues that are part of our recovery plan and we may be required to defer our planned capital expenditures. See the discussion in Note 12 “Debt” to the consolidated financial statements in this Form 10-Q which discussion is incorporated in this Item by reference.

Credit Facility and Recent Amendments. Actual borrowing availability under the prior Credit Facility was determined by a daily borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable, inventory and machinery and equipment, less certain reserves and subject to certain other adjustments. Based on that calculation, at October 4, 2015, we had actual total borrowing availability under the prior Credit Facility of $8.5 million, of which we had drawn $6.3 million, leaving $2.2 million available for borrowing. Standby letters of credit up to a maximum of $5.0 million were available for issuance under the prior Credit Facility at October 4, 2015. There were no outstanding letter of credit at October 4, 2015 and $0.8 million were issued at December 31, 2014. The obligations under the prior Credit Facility were guaranteed by all of our U.S. subsidiaries and were secured by a first priority lien on substantially all domestic assets of the Company.

As of December 31, 2014, the Company was in compliance with all covenants under the prior Credit Facility. However, during the first quarter of 2015, the Company faced potential defaults under certain covenants of the prior Credit Facility caused primarily by the loss of Dana as a customer (see Note 4 “Management’s Plans” to the consolidated financial statements in this Form 10-Q). The prior Credit Facility was amended during the first quarter of 2015 to, among other things, (i) waive certain existing or potential events of default, (ii) limit total borrowings to $25.0 million, (iii) restrict the payment of dividends, (iv) increase the applicable margin on borrowings which resulted in an initial interest rate of approximately 6% and increasing by 50 basis points beginning June 2015 and each month thereafter, (v) revise the maturity date to January 15, 2016, (vi) revise certain financial covenants to include a minimum cumulative free cash flow covenant, (vii) establish minimum excess availability of $1.0 million initially, through May 31, 2015, and then in the amount of $5.0 million on or before September 30, 2015, and (viii) require the Company to raise new capital by securing subordinated debt or divesting certain real property or a combination thereof on or before September 30, 2015 (and, if earlier than September 30, 2015, to maintain minimum excess availability of $5.0 million thereafter).

On July 2, 2015, the Company completed an additional amendment to the prior Credit Facility. The parties agreed to reduce the reserved amount available to be borrowed under the Loan Agreement from $25.0 million to $22.5 million prior to the sale of certain assets used in the Company’s manufacturing business in Morganton, North Carolina (“Morganton Sale”), and to further reduce such reserved amount to $10.0 million after the Morganton Sale. The Amendment also waived certain existing or potential events of default under the Loan Agreement, amended the Company’s borrowing base formula, relaxed the Company’s financial covenants to reflect its near term forecasts, and committed the Company to repay all amounts borrowed under the Loan Agreement on or before September 30, 2015, and to take a number of mutually agreed actions designed to accomplish that goal, including the continued retention of various advisers to assist in the Company’s efforts to divest non-core, underutilized or other appropriate assets and to modify its cost structure as needed, and the completion of the Morganton Sale. The Company agreed to pay PNC a fee of $0.5 million in connection with the execution of the Amendment, and a success fee of $0.5 million on September 30, 2015.

On September 30, 2015, the Company further amended the prior Credit Facility to reduce the reserved amount available to be borrowed under the Loan Agreement from $10.0 million to $8.5 million and extend the maturity date from September 30, 2015 to October 30, 2015 in order to provide the Company with additional time to refinance its obligation to PNC with other lenders. The Company agreed to continue its efforts to refinance its obligation to PNC and agreed to pay the Lender a fee of $0.5 million in the event a new lending arrangement was not in place by October 30, 2015.

On October 30, 2015, the Company secured debt financing consisting of a $12.0 million term loan (“Term Loan”) and a $15.0 million revolving credit facility (“New Credit Facility”). Proceeds from the two new financing arrangements (collectively the “New Loan Agreements”) were used to repay the Credit Facility and the Meritor Note. See Note 12 “Debt,” to the consolidated financial statements for more detail on the Credit Facility, these recent amendments to the Credit Facility, our other debt arrangements and our current liquidity position.

Gill Family Capital Management Note. In connection with the amendments to the prior Credit Facility, the Company received the proceeds of new subordinated indebtedness from Gill Family Capital Management, Inc. ("GFCM") in an amount of $5.5 million. GFCM is an entity controlled by our president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year and all principal and interest on the promissory note will be due and payable on the maturity date. Subsequent to quarter end, the Company amended the GFCM Note to extend the maturity date from April 12, 2016 to January 30, 2019.

Meritor Note and Morganton Sale to Meritor. On July 2, 2015, the Company entered into a secured promissory note (the “Meritor Note”) in the principal amount of $3.0 million, with Meritor, in exchange for the release of certain outstanding net trade payables owed to Meritor for ongoing purchases of raw materials, and the guarantee of certain inventory values related to Meritor’s business as collateral under the Company’s prior Credit Facility. The Meritor Note is secured by substantially all of the collateral for the Loan Agreement, is senior to the promissory note previously issued to GFCM, and is subordinate to the rights of PNC. The Meritor Note bears interest at a rate of 10.0% per year.

On July 9, 2015, the Company entered an asset purchase agreement to sell certain assets and related liabilities used in the Company’s manufacturing facility in Morganton, North Carolina, to Meritor for $12.5 million. Meritor also agreed to purchase the Morganton facility for an additional $3.2 million. At closing, the parties also entered into a Meritor Note Amendment, whereby the Company has issued an additional secured obligation to Meritor of $0.4 million on July 9, 2015 and further agreed to increase the Meritor Note by up to an additional $0.3 million in the near future as needed to reflect certain potential roof repairs required at the Morganton facility. The total proceeds received of $15.7 million in consideration for the Morganton sale was used to pay down the Company’s outstanding debt with PNC.

The Meritor Note was amended on September 30, 2015 to extend the maturity date from September 30, 2015 to October 30, 2015, or upon any earlier acceleration or repayment of the Loan Agreement. All principal and interest on the Meritor Note will be due and payable on the maturity date. The Meritor Note was paid in full on October 30, 2015 with the proceeds received as part of the New Loan Agreements.

New Credit Facility and Term Loan. On October 30, 2015, the Company entered into New Loan Agreements providing for a $12.0 million Term Loan and a $15.0 million New Credit Facility. Proceeds from New Loan Agreements were used to repay the prior Credit Facility and the Meritor Note. Borrowing availability under the New Credit Facility is determined by a weekly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable and inventory, less certain reserves and subject to certain other adjustments. Borrowing availability under the Term Loan is also evaluated using a separate borrowing base collateral calculation that includes designated percentages of real estate, machinery and equipment appraisals, in each case less certain reserves and subject to certain other adjustments; if the appraised values of such collateral causes the Term Loan borrowing base to fall below the then current Term Loan balance, the Company can be required to make a partial prepayment of such difference and related fees.

Obligations under the New Credit Facility and Term Loan are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all assets of the Company.

The New Loan Agreements contain a number of affirmative, negative and financial maintenance covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing each lender. Among other covenants, the New Loan Agreements require the Company to use its best efforts to enter a satisfactory sale-leaseback of the Toluca, Mexico property and buildings, and upon closing any such transaction, to prepay on the Term Loan, either $5.0 million or all net cash proceeds, at the election of the term lender. (Under certain circumstances, the Company may also satisfy the foregoing requirement by depositing $5.0 million of such net cash proceeds into a controlled cash collateral account; however, if such sale-leaseback transaction has not closed before April 30, 2016, then the Company must contribute $5.0 million in alternative proceeds from the sale of new equity, subordinated debt or certain permitted collateral assets.) If the Company’s borrowing availability under the New Credit Facility falls below $4.0 million, the Company must maintain a fixed charge coverage ratio of at least 1 to 1, as measured on a trailing twelve months’ basis.

Based on the borrowing base calculation at October 30, 2015, the Company had actual total availability for borrowing under the New Credit Facility of $8.8 million, of which we had drawn $1.3 million, leaving $7.5 million still available for borrowing. Along with an unrestricted cash balance of $3.5 million, we had total cash and borrowing capacity of $11.0 million, subject to a $4.0 million minimum availability requirement. Approximately $1.2 million of the unrestricted cash balance relates to the Company’s Mexican subsidiaries. It is anticipated that the Company will utilize a substantial portion of its borrowing availability from time to time in the ordinary course of business.

Non-compliance with the Company’s debt covenants would provide the debt holders with certain contractual rights, including the right to demand immediate repayment of all outstanding borrowings.  Since the loss of the Dana business (see Note 4 “Management’s Plans”), the Company has also experienced negative cash flows from operating activities which could hamper or materially increase the costs of the Company’s ability to comply with such covenants.  The Company’s consolidated financial statements have been prepared assuming the ongoing realization of assets, satisfaction of liabilities and continuity of operations as a going concern in the ordinary course of business, but there can be no assurances that the Company’s current initiatives and plans will ultimately succeed, which could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.

The Company is considering opportunities to support its cash flow from operations in 2015 and 2016 through other investing activities. The Company is exploring alternatives to monetize certain assets of the Company for values in excess of the availability being provided under the New Loan Agreements, thereby generating additional sources of liquidity for the Company.

Purchase Commitments. We also had purchase commitments totaling approximately $6.5 million at October 4, 2015, primarily for manufacturing equipment and inventory.

Cash Flows from Operating, Investing and Financing Activities

Operating Activities. Net cash used by operating activities was $11.7 million in the first nine months of 2015 as compared to net cash provided of $6.0 million in the same period of 2014. The aggregate decrease in accounts receivable including the collection of Dana accounts receivable in 2015 provided cash of $23.4 million. Similarly, decreases in accounts payable, including amounts paid to Dana under a rebill arrangement for inventory, resulted in a usage of cash of $12.1 million. Decreases in inventory primarily within our Sypris Electronics business provided cash of $2.2 million during the first nine months of 2015. Cash of $4.3 million was used to finance changes within other current assets primarily consisting of deferred costs related to the development of a cyber-range and a change in VAT taxes receivable by our Mexican subsidiaries.

Investing Activities. Net cash provided by investing activities was $14.5 million for the first nine months of 2015 as compared to net cash used of $4.5 million for the first nine months of 2014. Net cash provided by investing activities for the first nine months of 2015 included proceeds of $15.7 million from the Morganton sale (see Note 5). Capital expenditures in both periods represented maintenance levels of investment.

Financing Activities. Net cash used in financing activities was $8.1 million for the first nine months of 2015 as compared to $1.0 million for the first nine months of 2014. Net cash used in financing activities in the first nine months of 2015 included reductions under the prior Credit Facility of $10.7 million, dividend payments of $0.4 million and payments of $0.1 million for minimum statutory tax withholding on stock-based compensation. Additionally, we paid $2.3 million in financing fees in conjunction with the amendments of the prior Credit Facility, Meritor Note and GFCM Note in the first nine months of 2015. Partially offsetting this were proceeds from the subordinated note from GFCM of $5.5 million.

Net cash used in financing activities for the first nine months of 2014 includes dividend payments of $1.2 million and payments of $0.8 million for the repurchase of stock and minimum statutory tax withholdings on stock-based compensation, partially offset by an increase in debt of $1.0 million on the prior Credit Facility.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no significant changes in our critical accounting policies during the nine months ended October 4, 2015.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our failure to develop and implement plans to mitigate the impact of loss of revenues from Dana or to adequately diversify our revenue sources on a timely basis; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity, including the potentially material costs of our compliance with covenants in, or the potential default under or acceleration of, our new credit facilities; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers; reliance on major customers or suppliers; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; disputes or litigation involving creditor, landlord, lessor, supplier, customer, employee, stockholder, product liability or environmental claims; our ability to successfully develop, launch or sustain new products and programs; dependence on, retention or recruitment of key employees especially in challenging markets; inventory valuation risks including excessive or obsolescent valuations; potential impairments, non-recoverability or write-offs of assets or deferred costs; our inability to successfully complete definitive agreements for our targeted acquisitions due to negative due diligence findings or other factors; declining revenues and backlog in our Sypris Electronics business lines as we attempt to transition from legacy products and services into new market segments and technologies; the costs of compliance with our auditing, regulatory or contractual obligations; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; our reliance on third party vendors and sub-suppliers; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; cost and availability of raw materials such as steel, component parts, natural gas or utilities; regulatory actions or sanctions (including FCPA, OSHA and Federal Acquisition Regulations, among others); potential weaknesses in internal controls over financial reporting and enterprise risk management; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; breakdowns, relocations or major repairs of machinery and equipment; pension valuation, health care or other benefit costs; labor relations; strikes; union negotiations; cyber security threats and disruptions; changes or delays in customer budgets, funding or programs; failure to adequately insure or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our shares of common stock repurchased during the third quarter ended October 4, 2015 (dollars in thousands except per share data):

			Total Number of	Maximum
	Total	Average	Shares Purchased	Dollar Value of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs (a)
7/6/2015 – 8/2/2015	—	$—	—	$3,877
8/3/2015 – 8/30/2015	—	$—	—	$3,877
8/31/2015 – 10/4/2015	—	$—	—	$3,877

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

The New Loan Agreements contain restrictions on our ability to repurchase shares of our common stock. The Company does not expect to repurchase shares of its common stock in 2015 or 2016 except in connection with shares withheld or repurchased to satisfy withholding obligations in connection with outstanding equity awards.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description
10.1

Amendment No. 4 to Loan Documents between PNC Bank, National Association, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of September 30, 2015.

10.2

 Amended and Restated Promissory Note between Meritor Heavy Vehicle Systems, LLC, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of September 30, 2015.

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	November 17, 2015	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	November 17, 2015	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)