Form 10-K
period 2015-12-31
SYPRIS SOLUTIONS INC
filed 2016-03-30
CIK 864240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2015.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive	(Registrant’s telephone number,
offices, including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 5, 2015) was $15,839,081.

There were 21,058,544 shares of the registrant’s common stock outstanding as of March 10, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 10, 2016 are incorporated by reference into Part III to the extent described therein.

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

We are organized into two business segments, Sypris Technologies and Sypris Electronics. Sypris Technologies, which is comprised of Sypris Technologies, Inc. and its subsidiaries, generates revenue primarily from the sale of goods and manufacturing services to customers in the market for truck components and assemblies and from the sale of products to the energy and chemical markets. Sypris Electronics, which is comprised of Sypris Electronics, LLC and its subsidiary, generates revenue primarily from the sale of manufacturing services, technical services and products to customers in the market for aerospace and defense electronics.

We focus on those markets where we believe we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry participants that embrace multi-year contractual relationships as a strategic component of their supply chain management. These contracts, many of which are sole-source by part number, historically have created opportunities to invest in leading-edge processes or technologies to help our customers remain competitive. The productivity, flexibility and economies of scale that can result offer an important opportunity for differentiating ourselves from the competition when it comes to cost, quality, reliability and customer service.

Sypris Technologies. Through Sypris Technologies, we are a significant supplier of forged and machined components, serving the commercial vehicle, off highway vehicle, light truck and energy markets in North America. We have the capacity to produce drive train components including axle shafts, gear sets, differential cases, steer axle forgings, and other components for ultimate use by the leading truck manufacturers, including Chrysler Group LLC (Chrysler), Ford Motor Company (Ford), Freightliner LLC (Freightliner), Mack Trucks, Inc. (Mack), Navistar International Corporation (Navistar), PACCAR, Inc. (PACCAR) and Volvo Truck Corporation (Volvo). We support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies.

In 2015, we implemented cost saving initiatives to adjust our overhead and infrastructure to be more in line with projected levels of customer demand and market requirements in an effort to meet the new challenges from the loss of Dana Holding Corporation (Dana) as a customer in 2015. As previously disclosed, Dana, our largest customer historically, repudiated our supply relationship and stopped placing orders with us as of the end of 2014. In 2014 Dana represented approximately 59% of our net revenue. Our shipments to Dana have been minimal since December 31, 2014. Due to the loss of this customer, we have developed recovery plans to cut costs and rebuild our revenues over time in order to become profitable again. While we hope to take advantage of our excess capacity through our ongoing efforts, there can be no assurances that such conditions will continue or that our efforts to cut costs and rebuild our revenues through new customers will be successful. See “Risk Factors – Customer contracts may not be renewed on acceptable terms or at all. Our largest customer Dana has repudiated our supply relationship” in Part I, Item 1A of this Annual Report on Form 10-K.

Our sales of engineered products such as pressurized closures, insulated joints and other specialty products, primarily to oil and gas pipelines and related energy markets have remained an independent source of diversified revenues and are becoming an area of greater focus for the Company going forward. We are committed to exploring new product developments and potential new markets, which will be an increasing area of focus for the Company going forward.

Our net revenues from Sypris Technology decreased $214.1 million from 2014 to $108.1 million in 2015. Despite this decline, Sypris Technologies still represented approximately 74% of our net revenues in 2015.

Sypris Electronics. Sypris Electronics is organized around three primary business lines: Information Security Solutions (ISS), Electronic Manufacturing Services (EMS) and Cyber Security and Analytics (Cyber).

●     Information Security Solutions (ISS). Our ISS business provides solutions in secure communications, global electronic key management, Sypris Data Systems branded products, and product design and development to the U.S. Government, both defense and civilian agencies, international government agencies, as well as worldwide aerospace and defense prime contractors. This group has several contracts with the Department of Defense to design and build information assurance products, including link encryptors, data recording products and electronic key fill devices. Our patented SiOMetrics technology and related solutions are designed to authenticate the identity of hardware without requiring the expense or risk of traditional key-based encryption solutions.

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

●     Cyber Security and Analytics (Cyber). Our Cyber business includes a variety of software, hardware and service solutions, including Cyber Ranges, designed to help our customers better train and equip their security personnel to protect their operations and sensitive information from theft, disruption or other harm in an increasing hostile and volatile, global cyber environment.

The industry and business environment of Sypris Electronics continues to be impacted by policy and budget decisions of the U.S. Government, as well as economic conditions. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the U.S. Government’s authorization and appropriations process could result in reductions, cancellations and/or delays of Sypris Electronics’ existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows. Net revenue from Sypris Electronics increased $4.7 million to $37.2 million in 2015 compared to the prior year. Sypris Electronics accounted for approximately 26% of net revenue in 2015, up from 9% of our net revenue in 2014 primarily due to the decline in revenues in Sypris Technologies.

Our Markets

Sypris Technologies. The industrial manufacturing markets include truck components and assemblies and specialty closures. The truck components and assemblies market consists of the original equipment manufacturers, or OEMs, including Chrysler, Ford, Freightliner, General Motors Company, Mack, Navistar, PACCAR and Volvo, and an extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. Tier I companies represent the primary suppliers to the OEMs and include Meritor, Dana, Detroit Diesel Corporation (Detroit Diesel), Delphi Automotive LLP, Eaton Corporation (Eaton) and Visteon Corporation, among others. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components and assemblies, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels. The specialty closures market consists primarily of oil and gas pipelines, which are also facing significant pressures to improve quality, reduce costs and defer capital expenditures.

Sypris Electronics.  Our aerospace and defense business faces an aging portfolio of legacy products and services which must be replenished with new technologies if we are to successfully maintain or expand our market share. Our failure to address any of these factors, particularly in our secured electronic communications or space engineering programs, could impair our business model.

As noted above, the U.S. Government’s budget process and the ongoing spending reductions to defense programs has adversely impacted our portfolio of traditional business in this segment, which is dependent upon discretionary appropriations for defense programs. Although we believe that our products and programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense and intelligence priorities, the affordability of our products and services, changes in or preferences for new or different technologies, general economic conditions and other factors may affect the level of funding for existing or proposed programs. Uncertainty over budget plans and national security spending may prove challenging for our customers, as well as the defense industry as a whole.

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

Concentrate on our Core Markets. We are a significant supplier of forged and machined components, serving the commercial vehicle, off highway vehicle, light truck and energy markets in North America. We have been an established supplier of manufacturing and technical services to major aerospace and defense companies and agencies of the U.S. Government for over 40 years, and our experience in cryptography has attracted significant interest in the emerging needs of the Internet of Things (IoT) marketplace. We will continue to focus on those markets where we have the expertise and qualifications to achieve a competitive advantage.

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

Grow Through the Addition of New Value-Added Services. We hope to grow through the addition of new value-added manufacturing capabilities and the introduction of additional components in the supply chain that enable us to provide a more complete solution by improving quality and reducing product cost, inventory levels and cycle times for our customers. In many instances, we offer a variety of state-of-the-art machining capabilities to our customers in the industrial manufacturing markets that enable us to reduce labor and shipping costs and minimize cycle times for our customers over the long-term, providing us with additional growth opportunities in the future. Successfully migrating from design and manufacturing of complex circuit card assemblies to box builds would increase product content with our customers and would allow us to be a more significant outsourced manufacturer in the aerospace and defense supply chain.

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

Sypris Technologies:

Meritor	Axle shafts and drive train components for medium and heavy-duty trucks.
Detroit Diesel	Axle shafts and drive train components for medium and heavy-duty trucks.
Eaton	Transmission shafts for heavy-duty trucks.
Jamison Products	Specialty closures for oil and gas pipelines.

Sypris Electronics:

Northrop Grumman

Circuit card assembly and sub-assembly design and build for electronic sensors and systems ranging from radar and targeting systems to tactical ground stations, navigation systems and integrated avionics.

U.S. Government	Secure communications equipment, global key management solutions and data recording systems used by the Department of Defense and Intelligence Agencies.
Lockheed Martin	Complex circuit cards for use in some of the nation’s high priority space programs.
Exelis	Complex circuit cards and subassemblies for use in weapons systems, targeting and warning systems.
NEC	Cyber Range hardware and software for modeling, simulation and training.

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

Industrial Manufacturing Services. We offer our customers a wide range of capabilities, including automated forging, extruding, machining, induction hardening, heat-treating and testing services to meet the exacting requirements. We also design and fabricate production tooling, manufacture prototype products and provide other value-added services for our customers. Our manufacturing services contracts for the truck components and assemblies markets are often sole-source by part number. Part numbers may be specified for inclusion in a single model or a range of models. Where we are the sole-source provider by part number, we are generally the exclusive provider to our customer of those specific parts and for the duration of the manufacturing contract.

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

Our Customers

Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offerings. Our five largest customers in 2015 were Meritor, Sistemas, Corporation (Sistemas), Detroit Diesel Corporation, Northrup Grumman and Eaton, which in the aggregate accounted for 62% of net revenue. Our five largest customers in 2014 were Dana, Meritor, Sistemas, Detroit Diesel and Northrop Grumman, which in the aggregate accounted for 85% of net revenue. In 2015, Meritor, Sistemas and Detroit Diesel represented approximately 30% 11% and 10% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2015. In 2014, Dana and Meritor represented approximately 59% and 16% of our net revenue, respectively. No other customer accounted for more than 10% of our revenue in 2014. In addition, U.S. governmental agencies accounted for 5% and 2% of net revenue in 2015 and 2014, respectively.

Geographic Areas and Currency Fluctuations

We are located in the U.S., Mexico, Denmark and the U.K. Our Mexican subsidiaries and affiliates are a part of Sypris Technologies and manufacture and sell a number of products similar to those Sypris Technologies produces in the U.S. Our Denmark subsidiary is a sales office and is part of Sypris Electronics. Our U.K subsidiary is a sales office and is part of Sypris Technologies. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have primarily impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiaries, because the vast majority of our transactions are denominated in U.S. dollars. For the years ended December 31, 2015 and 2014, other income, net, included foreign currency transaction gains of $0.3 million and $0.7 million, respectively.

Net revenues from Mexican operations, were $8.9 million, or 6%, and $111.2 million, or 31%, of our consolidated net revenues in 2015 and 2014, respectively. Our Mexico operations, conducted through our Toluca, Mexico facility, were primarily used to support Dana. The loss of Dana as a customer created significant challenges for the Company, including in our Mexico operations, especially in the near-term as we seek to control our costs while rebuilding and diversifying our customer base. In 2015, the net loss from our Mexican operations was $8.6 million, as compared to our consolidated net loss of $27.2 million. In 2014, net income from our Mexican operations was $10.8 million, as compared to our consolidated net loss of $1.2 million. You can find more information about our regional operating results, including our export sales, in “Note 22 Segment Information” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Since the beginning of 2015, we have signed long term supply agreements with Detroit Axle and Volvo. We have also been awarded purchase orders for various services and components from American Axle, Meritor, Sisamex, and Dana. We are launching the UltraTM axle shaft with Detroit Axle and have strong interest from others within the customer base who are interested in this patented product. We are continuing to explore other opportunities as they arise and have significant list of outstanding quotations in progress, but there can be no assurances that our efforts to develop new sources of revenues will adequately replace the loss of the Dana business.

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

Research and Development

Our research and development expenditures are mainly related to our product lines that serve the aerospace and defense electronics market. Process improvement expenditures related to our outsourced services are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small percentage of our net revenue. Company-sponsored research and development costs are expensed as incurred. We invested $0.8 million and $0.6 million in research and development in 2015 and 2014, respectively. Customer-sponsored research and development costs are incurred under U.S. Government-sponsored contracts and require us to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development is accounted for under the milestone method and included in our net revenue and cost of sales (see Critical Accounting Policies and Estimates in Item 7 of this Annual Report on Form 10-K).

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

We are required to maintain U.S. Government security clearances in connection with certain activities of Sypris Electronics. These clearances could be suspended or revoked if we were found not to be in compliance with applicable security regulations. Any such revocation or suspension would delay our delivery of products to customers. Although we have adopted policies designed to ensure compliance with applicable regulations, there can be no assurance that the approved status of our facilities or personnel will continue without interruption.

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

Employees

As of December 31, 2015, we had a total of 735 employees, of which 567 were engaged in manufacturing and providing our technical services, 25 were engaged in sales and marketing, 70 were engaged in engineering and 73 were engaged in administration. Approximately 374 of our employees were covered by collective bargaining agreements with various unions that expire on various dates through 2017. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 35 employees expire within the next 12 months. In response to the loss of significant revenues in 2015, we have engaged in layoffs during the year, and our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. Although we believe overall that relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

Item 1A.     Risk Factors

Risks Related to Our Business and Forward-Looking Statements

This annual report and our other oral or written communications may contain “forward-looking” statements. These statements include our expectations or projections about the future of our industries, business strategies, the markets in which we operate, potential acquisitions, contracts with customers, new business opportunities, controlling or cutting our costs, finding new customers, replacing the lost revenue from losing Dana as a customer, becoming profitable, our compliance with covenants in our debt agreements, the expectations for Management’s Recovery Plan, and our financial results, financial condition and our views about developments beyond our control including government spending, domestic or global economic conditions, trends and market forces. These statements are based on management’s views and assumptions at the time originally made, and we undertake no obligation to update these statements, except as may be required by law. There can be no assurance that our expectations, projections or views will come to pass, and you should not place undue reliance on these forward-looking statements.

A number of significant risk factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements, including those described below. Many of these risk factors are also identified in connection with the more specific descriptions contained throughout this report.

Customers

We have experienced recent operating losses, and anticipate further operating losses in the near term, as we seek to generate new business revenues to replace the loss of our largest customer during the implementation of our recovery plans.

Our businesses generally will require a higher level of new business revenues in order to operate profitably prior to the full implementation of our cost-cutting recovery plans. We have recently experienced operating losses and may not become profitable if we are unable to execute on management’s plans. The loss of revenues from Dana in early 2015 also accelerated our need to launch new programs with existing customers and to diversify our business by adding new customers. While we expect to generate further operating losses in the near term, we are trying to increase our revenues over this time with new or existing customers by utilizing our excess manufacturing capacity. Unless we can develop and offer new products and services to existing customers or obtain new customers, at the levels anticipated in management’s recovery plans, we may be unable to maintain the critical mass of capital investments or talented employees that are needed to succeed in our chosen markets or to maintain our existing facilities, which could result in additional restructuring or exit costs. There can be no assurance that we will be able to generate the additional revenue projected in our recovery plans or to succeed in the execution of the cost-cutting initiatives in those plans.

Customer contracts may not be renewed on acceptable terms or at all. Our largest customer, Dana, has repudiated our supply relationship.

The Company has alleged in litigation and arbitration proceedings that a renewal of our supply agreement with Dana through 2019 was executed in good faith and should be enforceable. However, our litigation efforts to enforce this contract renewal with Dana have so far been unsuccessful (see “Legal Proceedings in Part I, Item 3 of this Annual Report on Form 10-K”). The renewal of supply contracts with our biggest remaining customers on acceptable terms is a central part of management’s recovery plans. Our inability to effectively execute those recovery plans would materially adversely affect our business, results of operations and financial condition, and any unexpected issues or costs that arise during this transitional period could have a disproportionate impact on us compared to prior years due to our financial condition.

Customer contracts could be less profitable than expected.

We generally bear the risk that our contracts could be unprofitable or less profitable than planned, despite our estimates of revenues and future costs to complete such contracts.

A material portion of our business, historically, has been conducted under multi-year contracts, which generally include fixed prices or periodic price reductions without minimum purchase requirements. Over time, our revenues may not cover any increases in our operating costs which could adversely impact our results. Our financial results are at greater risk when we accept contractual responsibility for raw material or component prices, when we cannot offset price reductions and cost increases with operating efficiencies or other savings, when we must submit contract bid prices before all key design elements are finalized or when we are subjected to other competitive pressures which erode our margins. The profitability of our contracts also can be adversely affected by unexpected start-up costs on new programs, operating inefficiencies, ineffective capital investments, inflationary pressures or inaccurate forecasts of future unit costs.

In the past, we have signed long-term supply agreements with Dana and Meritor and acquired their facilities in Morganton, North Carolina and Toluca, Mexico, among other manufacturing assets. Although most of these acquired facilities have had well-established product markets, the Company does not currently expect a significant volume of business with Dana and in July of 2015 we sold the Morganton plant and our trailer beam business to Meritor. In addition, our remaining products for Meritor may not continue to be competitive, product enhancements may not be made in a timely fashion, and any long-term pricing agreements could generate lower margins than anticipated.

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

We depend on a few key customers in challenging industries for most of our revenues. We continue to have substantial customer concentration.

Our five largest customers in 2015 were Meritor, Sistemas, Detroit Diesel, Northrup Grumman and Eaton, collectively accounting for 62% of net revenue. Our five largest customers in 2014 were Dana, Meritor, Sistemas, Detroit Diesel and Northrop Grumman, collectively accounting for 85% of net revenue. While we have initiated efforts to replace the loss of Dana business, our inability to retain or increase our revenues while effectively controlling our costs would materially adversely affect our business, results of operations and financial condition. In 2016 and beyond, we will need to attract new clients and attempt to diversify our customer base from a limited number of potential customers and with longer lead times often being required for new programs.

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

Sypris Electronics sells manufacturing services and products to a number of U.S. government agencies, which in the aggregate represented approximately 5% and 2% of our net revenue in 2015 and 2014, respectively. We also serve as a contractor for large aerospace and defense companies such as Northrop Grumman, Exelis, Tyco, and Lockheed Martin typically under federally funded programs, which represented approximately 12% and 4% of net revenue in 2015 and 2014, respectively.

Sypris Electronics already has been significantly adversely affected by declines in the overall government defense market due to the effects of sequestration, and may be further affected if funding for programs in which we participate, either by selling services and products directly to U.S. government agencies or as a subcontractor to prime contractors such as Northrup Grumman, Exelis, Tyco and Lockheed Martin, is reduced, delayed or cancelled. Our ability to obtain new contract awards also could be negatively affected.

Reductions in U.S. military spending also could materially adversely affect the results of our Sypris Electronics, and we expect that certain military and defense programs will experience delays while the receipt of government approvals remain pending.

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

We often provide manufacturing services and products under contracts that contain detailed specifications, quality standards and other terms. If we are unable to perform in accordance with such terms, our customers might seek to terminate such contracts, demand price concessions or other financial consideration or downgrade our past performance rating, an increasingly critical factor in federal procurement competitions. Moreover, many of our contracts are subject to termination for convenience or upon default. These provisions could provide only limited recoveries of certain incurred costs or profits on completed work and could impose liability for our customers’ costs in procuring undelivered items from another source. If any of our significant contracts were to be repudiated, terminated or not renewed, we would lose substantial revenues, and our operating results as well as prospects for future business opportunities could be adversely affected.

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

If we are unable to improve the cost, efficiency and yield of our operations, and if we are not able to control costs, our financial results could suffer and we could be forced to sell additional assets, refinance our debt at higher costs or take other measures to restructure our operations or capital structure. A number of major obstacles could include:

●	the loss of substantial revenues due to a sluggish economic recovery;

●

difficulties arising from our present financial condition, including difficulties in maintaining customer and supplier relationships and difficulties acquiring new business due to lingering concerns over our financial condition;

●	inflationary pressures;

●	increased borrowing due to declines in sales;

●	changes in anticipated product mix and the associated variances in our profit margins;

●	efforts to increase our manufacturing capacity and launch new programs; efforts to migrate, restructure or move business operations from one location to another;

●	the breakdown of critical machinery or equipment;

●	the need to identify and eliminate our root causes of scrap;

●	our ability to achieve expected annual savings or other synergies from past and future business combinations;

●	inventory risks due to shifts in market demand;

●	obsolescence; price erosion of raw material or component parts;

●	shrinkage, or other factors affecting our inventory valuations;

●	and an inability to successfully manage growth, contraction or competitive pressures in our primary markets.

Our management or systems could be inadequate to support our existing or future operations, especially as we downsize our operating staff to reduce expenses while we work to increase revenues and address softening market conditions. New customers or new contracts, particularly with new product offerings, could require us to invest in additional equipment or other capital expenditures. We may have limited experience or expertise in installing or operating such equipment, which could negatively impact our ability to deliver products on time or with acceptable costs. In addition, a material portion of our manufacturing equipment requires significant maintenance to operate effectively, and we may experience maintenance and repair issues. Our efforts to restructure, relocate and consolidate a significant number of the operations, especially in our truck component manufacturing plants, could cause certain of these facilities to operate at underutilized levels, which could materially adversely affect our business, results of operations and financial condition. In Sypris Electronics, the risk of technical failures, nonconformance with customer specifications, an inability to deliver next generation products or other quality concerns could materially impair our operating results.

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

Sypris Electronics, as a U.S. defense contractor, and our Company overall, face cyber security threats, threats to the physical security of our facilities and employees and terrorist acts, as well as the potential for business disruptions associated with information technology failures and natural disasters.

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

As an outsourced manufacturer, we operate in highly competitive environments that include our customers’ internal capabilities. We believe that the principal competitive factors in our markets include the availability of manufacturing capacity, increasingly unfavorable currency exchange rates (especially in low-cost countries), technological strength, speed and flexibility in responding to design or schedule changes, price, quality, delivery, cost management and financial strength. Our earnings could decline if our competitors or customers can provide comparable speed and quality at a lower cost, or if we fail to adequately invest in the range and quality of manufacturing services and products our customers require.

Many of our competitors, as compared to us, are larger and have greater financial and organizational resources, geographic breadth and range of services, customer bases and brand recognition than we do. As a result, our competitors may respond more quickly to technological changes or customer needs, consume lower fixed and variable unit costs, negotiate reduced component prices, and obtain better terms for financing growth. If we fail to compete in any of these areas, we may lose market share and our business could be seriously harmed. There can be no assurance that we will not experience increased competition or that we will be able to maintain our profitability if our competitive environment changes.

Our technologies could become obsolete, reducing our revenues and profitability.

The markets for our products and services are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities. We could fail to make required capital investments, develop or successfully market services and products that meet changing customer needs and anticipate or respond to technological changes in a cost-effective and timely manner. Our inability to successfully launch or sustain new or next generation programs or product features, especially in accordance with budgets or committed delivery schedules, could materially adversely affect our financial results. We could encounter competition from new or developing technologies that render our technologies and equipment less profitable or obsolete in our chosen markets and our operating results may suffer. In particular, the Company is currently developing new products and pursuing new programs in an attempt to increase Sypris Electronics’ revenue stream. However, commercializing the new products and programs is costly and has been slower than anticipated. The launch of any new products or programs within Sypris Electronics may not be successful.

Access to Capital

We could fail to fully implement our business recovery plans.

While Management’s recovery plans have been partially executed during 2015, we could fail to adequately overcome new obstacles such as slowing markets, the loss of key employees, unexpected increases in costs, or new competitors or technologies in our key markets, among other risks. The failure to fully implement our recovery plans could materially adversely affect our revenues, operating results and financial condition.

Our ability to finance expansion or new business opportunities may be limited.

Our future liquidity and capital requirements depend on numerous factors other than bank borrowings or debt financing, including the pace at which we can effectively cut costs, increase revenues or successfully launch new products and services. One method we have historically used to increase our revenues and obtain multi-year supply agreements is to buy a customer’s non-core manufacturing assets and produce products for them. We have also pursued strategies that rely on research and development efforts to develop and commercialize our new products and services. We may not have the financial resources or be able to raise funds necessary to pursue these strategies under our existing and future debt agreements which could further limit our ability to replace the loss of revenues.

We may be unable to comply with the covenants in our New Credit Facility and Term Loan.

The financial covenants in our New Credit Facility and Term Loan require us to achieve certain financial and other business results. In February 2016, certain covenants were amended to allow for current and future compliance. A failure to comply with these or other covenants could, if we were unable to obtain a waiver or another amendment of the covenant terms, cause an event of default that would cause our debt under the New Credit Facility and Term Loan to become immediately due and payable. In the event that our outstanding debt under the Credit Facility was declared immediately due and payable, which could materially adversely affect our revenues, operating results and financial condition. See Note 14 “Debt” and Note 23 “Subsequent Events” to the consolidated financial statement in this Form 10-K.

Labor Relations

We must attract and retain qualified employees while successfully managing related costs.

Our future success in a changing business environment, including during rapid changes in the size, complexity or skills required of our workforce, as we experienced in 2015, will depend to a large extent upon the efforts and abilities of our executive, managerial and technical employees. The loss of key employees, especially in a recovering economic environment, could have a material adverse effect on our operations. Our future success will also require an ability to attract and retain qualified employees, especially those with engineering or production expertise in our core business lines. Labor disputes or changes in the cost of providing pension and other employee benefits, including changes in health care costs, investment returns on plan assets and discount rates used to calculate pension and related liabilities or other requirements to accelerate the level of our pension fund contributions to reduce or eliminate underfunded liabilities, could lead to increased costs or disruptions of operations in any of our business units.

Disputes with labor unions could disrupt our business plans.

As of December 31, 2015, we had collective bargaining agreements covering approximately 374 employees (all of which were in Sypris Technologies), or 51% of total employees. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 35 employees expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees in Mexico represented approximately 26% of the Company’s workforce, or 191 employees at December 31, 2015. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

Our Morganton, North Carolina facility, which was sold to Meritor during the third quarter of 2015, is subject to soil and groundwater contamination involving petroleum compounds, certain metals and other contaminants, some of which may exceed the State of North Carolina standards applicable to the site. The Company is aware of no current litigation, material remediation claims or other proceedings with respect to this facility.

Our formerly owned Toluca, Mexico property is subject to soil and groundwater contamination involving petroleum compounds and volatile organic compounds, among other concerns. We continue to test and assess this site to determine the extent of any contamination by the prior owners of the facility. Under our original purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to June 30, 2006, subject to certain other conditions involving Dana’s release of, or continuing right to seek indemnity from, Eaton, from which Dana acquired the property. In connection with our recent sale of the Toluca property in March 2016, we have agreed to remediate certain soil contamination and approximately $230,000 of the property sales proceeds have been withheld in escrow, pending certain Mexican regulatory approvals of such remediation. Dana has agreed to reimburse our costs in connection with such remediation.

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

Location	Segment (Market Served)	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:
Louisville, Kentucky		Lease (2024)	21,600
Manufacturing and Service Facilities:
Louisville, Kentucky	Sypris Technologies (Truck and Off-Highway Components & Assemblies)	Own	450,000	TS 16949
Louisville, Kentucky	Sypris Technologies (Specialty Closures)	Own	57,000	ISO 9001
Tampa, Florida	Sypris Electronics (Aerospace & Defense Electronics)	Lease (2016)	318,000	ISO 9001 ISO 14001 AS 9100 NASA-STD-8739 IPC-A-610, Rev D, Class 3 J-STD-001, Rev D, Class 3 CMMI Level 3
Toluca, Mexico*	Sypris Technologies (Automotive and Truck Components & Assemblies)	Lease (2026)	217,000	TS 16949

*Location sold and leased back in March 2016.

In addition, we lease space in one other facility in Copenhagen, Denmark, which is utilized as a sales office for Sypris Electronics.

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at various of our facilities.

Certification/Specification	Description

AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

IPC-A-610	A certification process for electronics assembly manufacturing which describes materials, methods and verification criteria for producing high quality electronic products. Class 3 specifically includes high performance or performance-on-demand products where equipment downtime cannot be tolerated, end-use environment may be uncommonly harsh, and the equipment must function when required.

Certification/Specification	Description

J-STD-001	A family of voluntary standards of industry-accepted workmanship criteria for electronic assemblies.

CMMI Level-3	An internationally recognized measure of an organization’s engineering process maturity.

ISO 9001	A certification process comprised of quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products.

ISO 14001	A family of voluntary standards and guidance documents defining specific requirements for an Environmental Management System.

NASA-STD-8739	A specification for space programs designated by the National Aeronautics and Space Administration.

TS 16949

A quality certification system developed within the automotive sector. Using ISO 9001:2000 as its foundation, ISO/TS 16949:2002 specifies the quality management system (QMS) requirements for the design, development, production, installation and servicing of automotive related products.

Item 3.     Legal Proceedings

We are involved from time to time in litigation and other legal or environmental proceedings incidental to our business. On November 25, 2013, Sypris Technologies, Inc. initiated an arbitration proceeding against Dana Limited under the Non-Administered Arbitration Rules of the International Institute for Conflict Prevention & Resolution alleging that Dana Limited had entered and then repudiated a five year extension of the parties’ long term supply agreement, to run through 2019 or in the alternative had acted in bad faith by refusing to formalize that agreement. On December 30, 2013, Sypris filed a Notice of Supplemental Claims in the same arbitration proceeding, seeking damages for Dana’s alleged breach of the parties’ original 2007 supply agreement; and Dana filed a counterclaim for certain unpaid price rebates. The arbitrator awarded $505,000 to Sypris Technologies and dismissed Dana’s claims. On January 17, 2014, Dana initiated a declaratory judgment action in the Court of Common Pleas for Lucas County, Ohio challenging the arbitrability of the existence and enforceability of the extended supply agreement and seeking a ruling that the extended agreement was unenforceable. On February 28, 2015, the Lucas County Court granted Dana’s motion, which was subsequently upheld by the Sixth District Court of Appeals for Ohio. Our claim of bad faith remains currently unresolved. There are currently no other material pending legal proceedings to which we are a party.

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

●

The Morganton, North Carolina property formerly owned by Sypris is subject to soil and groundwater contamination involving petroleum compounds, certain metals and other contaminants, some of which exceed the State of North Carolina notification standards applicable to the site. No litigation or other proceedings are underway with respect to this site.

●

The Toluca, Mexico facility formerly owned by Sypris is subject to soil and groundwater contamination involving petroleum compounds and volatile organic compounds, among other concerns. Under our original purchase agreement for this facility, Dana has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Dana prior to June 30, 2006, to the extent of any indemnification owed to Dana by Eaton or any other matters for which Dana has released Eaton. In connection with our recent sale of the Toluca property, we have agreed to remediate certain soil contamination and approximately $230,000 of the property sales proceeds have been withheld in escrow, pending certain Mexican regulatory approvals of such remediation. Dana has agreed to reimburse our costs in connection with such remediation.

●

The Kenton, Ohio property formerly owned by Sypris is subject to soil and groundwater contamination involving petroleum compounds, volatile organic compounds, certain metals, PCBs and other contaminants. Under our purchase agreement for this facility, Meritor has agreed to indemnify us for, among other things, environmental conditions that existed on the site as of closing and as to which we notified Meritor prior to May 2, 2006. The building and real property were sold in January 2012, and the building was subsequently razed by the buyer. Under the terms of the sale agreement, no warranties relating to the property were made including existing environmental conditions and we believe that all liability has been passed to the buyer.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to provide the performance graph required in paragraph (e) of Item 201 of Regulation S-K.

Our common stock is traded on the NASDAQ Global Market under the symbol “SYPR.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the NASDAQ Global Market.

	High	Low
Year ended December 31, 2015:
First Quarter	$2.84	$2.05
Second Quarter	2.05	1.18
Third Quarter	1.89	0.96
Fourth Quarter	2.74	0.64

Year ended December 31, 2014:
First Quarter	$3.14	$2.76
Second Quarter	6.10	2.76
Third Quarter	5.66	3.47
Fourth Quarter	3.69	2.36

As of March 3, 2016, there were 703 holders of record of our common stock. The amount of cash dividends declared per share for each fiscal quarter in 2015 and 2014 is presented in the table below.

Dividends per
Common Share
Year ended December 31, 2015:
First Quarter	$—
Second Quarter	—
Third Quarter	—
Fourth Quarter	—

Year ended December 31, 2014:
First Quarter	$0.02
Second Quarter	0.02
Third Quarter	0.02
Fourth Quarter	0.02

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. The Company’s New Credit Facility and Term Loan prohibits dividend payments, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” below. As a result, we do not anticipate paying dividends in 2016.

There were no shares of common stock repurchased during the three months ended December 31, 2015.

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

We are organized into two business segments, Sypris Technologies and Sypris Electronics. Sypris Technologies, which is comprised of Sypris Technologies, Inc. and its subsidiaries, generates revenue primarily from the sale of manufacturing services to customers in the market for truck components and assemblies and from the sale of products to the energy and chemical markets. Sypris Electronics, which is comprised of Sypris Electronics, LLC and its subsidiary, generates revenue primarily from the sale of manufacturing services, technical services and products to customers in the market for aerospace and defense electronics.

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

Sypris Technologies Outlook

In North America, production levels for light, medium and heavy duty trucks steadily increased from a low in the depressed economic environment of 2008 and 2009 through 2015, but are anticipated to decrease in 2016. Oil and gas markets, served by our engineered products line of Tube Turns® products, have been impacted, as some of our customers’ revenues and near term capital expenditures have declined along with oil prices generally.

Despite modest growth in production levels for the commercial vehicle market during 2015, Sypris Technologies’ production levels declined significantly in 2015. Our largest customer historically, Dana, repudiated our supply relationship and stopped placing orders with us as of the end of 2014. In 2014, Dana represented approximately 59% of our net revenue. Our shipments to Dana have been minimal since December 31, 2014.

The loss of Dana’s revenues created significant challenges for the Company, especially in the near-term as we have worked to control our costs while taking actions to rebuild and diversify our customer base. See the discussion in Note 2 “Management’s Recovery Plans” to the consolidated financial statements in this Form 10-K which discussion is incorporated in this Item by reference.

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

Sypris Electronics’ revenue had declined from 2009 through 2014 primarily due to our inability to replace the declining demand for certain legacy products and services with competitive new offerings. While revenues increased in 2015 and we have begun to generate revenue from the ramp-up of new electronic manufacturing services and other technical service programs, the process of fully replacing our legacy programs will continue through 2016. The Company is continuing to develop new products and pursue new programs to attempt to replenish its revenue stream within Sypris Electronics.

The U.S. Government's continued focus on addressing federal budget deficits and the growing national debt exacerbates this challenging environment for Sypris Electronics. It is likely that U.S. government discretionary spending levels for Fiscal Year 2016 and beyond will continue to be subject to significant pressure, including risk of future budget cuts. Significant uncertainty also continues with respect to program-level appropriations for the U.S. Department of Defense (U.S. DoD) and other government agencies within the overall budgetary framework described above. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorization and appropriations process could result in reductions, cancellations and/or delays of existing contracts or programs. Congress and the Administration continue to debate these long and short-term funding issues, but reductions in U.S. DoD spending could materially and adversely affect the results of Sypris Electronics, and we expect that certain military and defense programs will experience delays while the receipt of government approvals remain pending.

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

Management’s Recovery Plans

Given the loss of the Dana business and unfavorable growth trends and softness in commercial vehicle manufacturing and the oil and gas markets served by Sypris Technologies, management has developed various profit recovery and protection plans and is evaluating strategic alternatives to optimize asset values in each of the Company’s segments. Management has engaged advisors to provide recommendations for cost reductions and actions that can be taken to improve profitability. Management prepared a revised forecast during March 2016 with plans to control costs, manage cash flow and remain in compliance with debt covenant requirements throughout 2016. In addition, Management has embarked on a project to evaluate various strategic alternatives to optimize asset values. The Company completed a number of its initial profit recovery and protection actions in 2015, including: (i) the sale of certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment (ii) reduction in workforce at all locations, and (iii) other reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments. The Company’s debt was restructured and the prior Credit Facility was paid in full, while the Company has received the benefit of three cash infusions from Gill Family Capital Management, Inc. (“GFCM”), in the form of subordinated promissory note obligations totaling $6.5 million in principal through the first quarter of 2016.

The commercial vehicle industry has softened beginning in the fourth quarter of 2015 along with other durable and non-durable goods sectors in the North America economy. Management has identified additional cost reduction actions in the Sypris Technologies segment. Reductions in selling, general and administrative expense and labor expense were implemented during the first quarter of 2016, and additional cost reductions are planned during the second and third quarters. Although the expected benefits of the cost reductions will be partially offset by the impact of minor investments and severance required to enable the cost reductions, the actions are expected to contribute to improved liquidity during 2016.

Management has identified a number of new customer opportunities that provide higher margin opportunities, even at lower volumes. Management is implementing operational efficiencies that are expected to enable reductions in the machinery set-up time for new orders which enables the Company to quote on customer requirements that are higher margin but with somewhat shorter run lengths. These new business activities are anticipated to enable the Company to diversify its revenue volume over a larger and more profitable customer base.

One of the additional actions implemented by management during the first quarter of 2016 was to consummate the sale and partial lease back of its facility located in Toluca, Mexico, which generated gross proceeds of approximately $12.1 million. Of this total, $6.0 million was deposited into a cash collateral account to be held for up to one year as additional collateral for the Term Loan (see Note 14 “Debt” to the consolidated financial statement in this Form 10-K). Management will continue to operate in Toluca but given the 2015 reduction in the Dana business and the overall downturn in the commercial vehicle markets, management determined that the underutilized Toluca real estate value could be best optimized with a sale and lease back arrangement where some but not all of the facility would continue to be occupied and managed by Sypris Technologies.

The oil and gas industry has experienced significant price erosion, and as a result the Company’s customers are delaying capital expenditures that support their growth and maintenance projects. The Company has identified some capacity reallocation opportunities between plants in the United States and Mexico. The Company has initiated the process of qualifying production for certain components in Mexico that are currently produced in the United States and completed the qualification for the first group of these components. The Company expects the capacity reallocation will accelerate during 2016 as the capital necessary to fund the reallocation becomes available and the qualification process for the production is complete.

Sypris Electronics has continued to invest in a number of product development projects. The Company was awarded a significant engineering services contract in the defense sector during March of 2016. Nevertheless, the Company has identified certain cost reduction and cash flow enhancements in the Sypris Electronics segment that can be implemented during the second and third quarters that are not expected to impact the future growth in the Electronics segment.

Sypris Electronics has filed a number of patent applications for technology related to its new SiOMetrics hardware authentication solutions, which may enable the Company to address commercial markets for infrastructure and the Internet of Things (IoT) markets. New commercial opportunities in the automotive, industrial controls, communications, infrastructure, utilities, automation, aviation, retail, and personal communication devices could benefit from the technology that Sypris Electronics has patented or for which it has patents pending. Sypris Electronics now provides a platform of layered security protocols that will enable customers in a number of industries to tailor the security solutions to their individual requirements. Management has taken steps to diversify its product and service offerings in the Sypris Electronics segment whereby the Company intends to be less dependent upon the Defense markets and better positioned to take advantage of the rapidly growing commercial security and encryption markets going forward.

Management has identified certain cost reductions at the corporate headquarters that are expected to improve profitability and cash flow throughout 2016. Salary reductions and other SG&A cost reductions were implemented during the first quarter of 2016 that management believes will continue to benefit the company throughout future periods. Additional cost reductions have been identified in the area of professional services, administration and lease expense.

Our failure or inability to realize our key financial objectives could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results. See “Risk Factors – Customer contracts may not be renewed on acceptable terms or at all. Our largest customer Dana has repudiated our supply relationship.” in Part I, Item 1A of this Annual Report on Form 10-K. See also Note 2 “Management’s Recovery Plans” to the consolidated financial statements in this Form 10-K.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the amounts reported. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. We believe the following critical accounting policies affect our more complex judgments and estimates. We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition for Sypris Technologies, including cost of sales; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

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

The Company periodically enters into research and development contracts with customers related primarily to key encryption products. When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method in accordance with Accounting Standards Codification (“ASC”) 605-28, Revenue Recognition – Milestone Method. The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the deliverables to which the Company has committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software or regulatory agency certifications. The Company had no such contracts in process as of December 31, 2015 and one such milestone contract in process as of December 31, 2014. All milestones under the contract in process as of December 31, 2014 were deemed substantive. Revenue recognized through the achievement of multiple milestones during 2015 and 2014 amounted to $0.3 million and $3.1 million, respectively. There are no performance, cancellation, termination or refund provisions in the arrangement that contain material financial consequences to the Company.

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

Pension Plan Funded Status.  Our U.S. defined benefit pension plans are closed to new entrants and only $14 thousand of service-related costs was recorded in 2015 related to a small number of participants who are still accruing benefits in the Louisville Hourly and Salaried Plans. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Plan liabilities at December 31, 2015 are based upon a discount rate of 4.35% which reflects the Above Mean Mercer Yield Curve rate as of December 31, 2015 rounded to the nearest 5th basis point. Declining discount rates increase the present value of future pension obligations – a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $1.025 million. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of 5.75% for the Louisville Hourly Plan, 6.25% for the Marion Plan and 6.75% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2015 was appropriate. A change in the assumed rate of return on plan assets of 100 basis points would result in a $0.3 million change in the estimated 2016 pension expense.

During the fourth quarter of 2015, the Society of Actuaries (SOA) issued new mortality improvement scales (MP-2015). The mortality table for healthy participants was updated to the RP-2014 employee and retiree tables backed off to 2006, no collar, with generational projection based upon scale MP-2015 and the mortality table for disabled participants was updated to the RP-2014 disabled table with generational projection based upon scale MP-2015 for accounting purposes as of December 31, 2015.

At December 31, 2015, we have $16.2 million of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated Other Comprehensive Income and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants.

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

As a result of the increased uncertainty surrounding the Company’s forecast of taxable income in Mexico, it was determined that the Company no longer met the “more likely than not” threshold required under ASC 740-10 in order to maintain the Mexico deferred tax asset. Accordingly, the Company recorded a valuation allowance on its net deferred tax asset related to certain non-U.S. tax benefits, resulting in deferred tax expense of $2.2 million during year ended December 31, 2015. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and non-U.S. tax benefits.

Results of Operations

We operate in two segments, Sypris Technologies and Sypris Electronics. The table presented below compares our segment and consolidated results of operations from 2015 to 2014. The table presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Year Ended December 31,
			Favorable	Favorable
	2015	2014	(Unfavorable)	(Unfavorable)	2015	2014
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$108,134	$322,262	$(214,128)	(66.4)%	74.4%	90.8%
Sypris Electronics	37,189	32,514	4,675	14.4	25.6	9.2
Total net revenue	145,323	354,776	(209,453)	(59.0)	100.0	100.0

Cost of sales:
Sypris Technologies	108,924	280,241	171,317	61.1	100.7	87.0
Sypris Electronics	36,081	35,705	(376)	(1.1)	97.0	109.8
Total cost of sales	145,005	315,946	170,941	54.1	99.8	89.1

Gross profit (loss):
Sypris Technologies	(790)	42,021	(42,811)	(101.9)	(0.7)	13.0
Sypris Electronics	1,108	(3,191)	4,299	134.7	3.0	(9.8)
Total gross profit	318	38,830	(38,512)	(99.2)	0.2	10.9

Selling, general and administrative	27,845	35,531	7,686	21.6	19.2	10.0
Research and development	779	579	(200)	(34.5)	0.5	0.1
Severance and relocation costs	1,338	—	(1,338)	NM	0.9	—

Operating (loss) income	(29,644)	2,720	(32,364)	NM	(20.4)	0.8

Interest expense, net	4,223	617	(3,606)	NM	2.9	0.2
Other (income), net	(8,643)	(1,282)	7,361	NM	(6.0)	(0.4)
(Loss) income before income taxes	(25,224)	3,385	(28,609)	NM	(17.3)	1.0

Income tax expense, net	1,992	4,569	2,577	56.4	1.4	1.3

Net loss	$(27,216)	$(1,184)	$(26,032)	NM	(18.7)%	(0.3)%

Net Revenue. Sypris Technologies derives its revenue from manufacturing services and product sales. Net revenue for Sypris Technologies decreased $214.1 million from the prior year to $108.1 million in 2015. The loss of the Dana business accounted for $207.9 million of the decline. Additionally, the loss of the trailer axle revenue with the sale of assets in Morganton accounted for $12.2 million of the decline. Partially offsetting this was a net increase in other volumes of $6.0 million attributable to favorable demand from our commercial vehicle market customers.

Sypris Electronics derives its revenue from product sales and technical outsourced services. Net revenue for Sypris Electronics increased $4.7 million to $37.2 million in 2015, reflecting the start and completion of a new electronic manufacturing service program for $5.9 million and the commissioning of a Cyber Range during the year for $2.0 million. Partially offsetting this was a decline in engineering services revenue during the year. Despite the increase in revenue over the prior year, Sypris Electronics’ outlook continues to be negatively affected by the budgetary factors described above. For information about the budgetary and funding uncertainty, see “Risk Factors – Congressional budgetary constraints or reallocations could reduce our government sales” in Part I, Item 1A of this Annual Report on Form 10-K.

Gross Profit. Sypris Technologies’ gross profit decreased $42.8 million to a loss of $0.8 million in 2015 as compared to profit of $42.0 million in the prior year. The net decrease in sales volumes, primarily from the loss of the Dana business, resulted in a decrease in gross profit of $47.9 million. Partially offsetting this was a decrease in depreciation expense of $3.1 million.

Sypris Electronics’ gross profit increased $4.3 million to $1.1 million in 2015. The improvement in gross profit for the year ended December 31, 2015 was primarily as a result of higher revenue and a favorable mix in sales of higher margin products and services.

Selling, General and Administrative. Selling, general and administrative expense decreased $7.7 million to $27.8 million in 2015 as compared to $35.5 million in 2014, primarily as a result of certain cost reduction activities initiated in 2015 in response to the loss of Dana as a customer including employee compensation and headcount reductions and the sale of the Company’s Morganton facility (See Note 3 “Morganton Sale” to the consolidated financial statements in this Form 10-K). Additionally, legal expenses decreased in connection with contract negotiations and the related disputes with Dana (see Note 2 “Management’s Recovery Plans” to the consolidated financial statements in this Form 10-K), as the legal expenses regarding the contract negotiations and litigation are currently estimated to be substantially complete. Partially offsetting this was an increase in consulting fees related to our debt refinancing and cash management efforts. Selling, general and administrative expense increased as a percentage of revenue to 19.2% in 2015 from 10.0% in 2014 as a result of the rapid decline in revenue.

Research and Development. Research and development costs were $0.8 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively, primarily in support of Sypris Electronics’ self-funded product and technology development activities.

Severance and Relocation Costs. Severance and relocation costs for the year ended December 31 2015 was $1.3 million and is comprised primarily of headcount reductions related to the loss of the Dana business within Sypris Technologies. Additionally, it includes certain equipment relocation costs incurred in conjunction with the sale of the Morganton facility. See also Note 2 “Management’s Recovery Plans” and Note 3 “Morganton Sale” to the consolidated financial statements in this Form 10-K.

Interest Expense, Net. Interest expense for the year ended December 31, 2015 increased $3.6 million primarily due to an increase in interest rates as a result of the amendments to the previous Credit Facility in 2015, the notes payable to Meritor and GFCM entered into during 2015 and the New Credit Facility and Term Loan entered into in 2015, which increased the Company’s interest rate structure (see Note 14 “Debt” to the consolidated financial statement in this Form 10-K). The weighted average interest rate increased to 7.2% in 2015 from 2.5% in 2014, while our weighted average debt outstanding increased to $18.6 million during 2015 from $16.6 million during 2014. As a result of the New Credit Facility and Term Loan entered into during the fourth quarter of 2015, which increased the Company’s interest rate structure, interest expense is expected to increase in 2016.

Other (Income), Net. Other income, net, increased $7.4 million to $8.6 million for 2015 from $1.3 million in 2014. Other income, net for the year ended December 31, 2015 included a gain of $7.7 million related to the Morganton sale (see Note 3 “Morganton Sale” in the consolidated financial statements in this Form 10-K). Additionally, during the year ended December 31, 2015, the Company recognized $0.5 million related to an arbitration settlement in the Dana dispute received in the second quarter of 2015. During the year ended December 31, 2015, the Company recognized net foreign currency gains of $0.3 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

Other income, net for the year ended December 31, 2014 includes gains of $0.7 million within Sypris Technologies from the receipt of federal grant funds for improvements made under a flood relief program, along with foreign currency related gains of $0.7 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

Income Taxes.  Income tax expense for the year ended December 31, 2015 was $2.0 million as compared to $4.6 million for the year ended December 31, 2014. As a result of the loss incurred by our Mexico operation in 2015 and increased uncertainty surrounding the Company’s forecast of taxable income in Mexico, it was determined that the Company no longer met the “more likely than not” threshold required under ASC 740-10 in order to maintain the Mexico deferred tax asset. Accordingly, the Company recorded a valuation allowance on its net deferred tax asset related to certain non-U.S. tax benefits, resulting in deferred tax expense of $2.2 million during 2015.

The 2014 income tax provision consists of current tax expense of $3.5 million and a deferred tax expense of $1.1 million. The current tax expense is primarily attributable to taxes paid by our Mexican subsidiaries. Included in deferred taxes in both years is an increase in the valuation allowance on U.S. deferred tax assets.

Quarterly Results

The following table presents our unaudited condensed consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2015. The quarterly results are presented on a 13-week period basis. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period.

	2015				2014
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:
Sypris Technologies	$28,070	$32,010	$27,824	$20,230	$75,839	$83,710	$82,555	$80,158
Sypris Electronics	8,939	8,746	10,613	8,891	8,405	9,403	7,649	7,057
Total net revenue	37,009	40,756	38,437	29,121	84,244	93,113	90,204	87,215
Cost of sales:
Sypris Technologies	32,174	31,429	25,851	19,470	64,685	72,327	73,256	69,973
Sypris Electronics	7,992	9,361	10,118	8,610	8,995	9,959	8,739	8,012
Total cost of sales	40,166	40,790	35,969	28,080	73,680	82,286	81,995	77,985
Gross profit (loss):
Sypris Technologies	(4,104)	581	1,973	760	11,154	11,383	9,299	10,185
Sypris Electronics	947	(615)	495	281	(590)	(556)	(1,090)	(955)
Total gross profit (loss)	(3,157)	(34)	2,468	1,041	10,564	10,827	8,209	9,230
Selling, general and administrative	9,118	7,327	5,969	5,431	7,992	9,141	8,273	10,125
Research and development	333	195	119	132	151	10	116	302
Severance	285	281	457	315	—	—	—	—
Operating (loss) income	(12,893)	(7,837)	(4,077)	(4,837)	2,421	1,676	(180)	(1,197)
Interest expense, net	334	1,154	1,783	952	132	155	179	151
Other (income) expense, net	(179)	(575)	(7,841)	(48)	(528)	75	(397)	(432)
(Loss) income before tax	(13,048)	(8,416)	1,981	(5,741)	2,817	1,446	38	(916)
Income tax (benefit) expense	(15)	—	2,255	(248)	1,165	1,076	1,197	1,131
Net (loss) income	$(13,033)	$(8,416)	$(274)	$(5,493)	$1,652	$370	$(1,159)	$(2,047)
(Loss) income per common share:
Basic	$(0.66)	$(0.43)	$(0.01)	$(0.28)	$0.08	$0.02	$(0.06)	$(0.11)
Diluted	$(0.66)	$(0.43)	$(0.01)	$(0.28)	$0.08	$0.02	$(0.06)	$(0.11)

Liquidity and Capital Resources

As described in more detail elsewhere in this report, as a result of the loss of Dana as a customer, the Company experienced substantially reduced levels of revenue and cash flows in 2015. These developments have required us to reexamine our strategies and cut our costs significantly. Reductions in our available liquidity have also required closer monitoring of the timing of our capital expenditures and cash flows in order to manage our business operations.

In response, we have taken significant actions during 2015 and subsequent to year-end to pursue new business opportunities with existing and potential customers, identify alternative uses for the related assets and other contingency plans, including the sale of certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment. In 2015 we received approximately $15.7 million in total consideration for the Morganton Sale and related transactions, all of which were applied to pay down the amounts drawn under our Credit Facility (See Note 3 “Morganton Sale” to the consolidated financial statements in this Form 10-K). On October 30, 2015, the Company’s prior Credit Facility was replaced by the New Loan Agreements and paid in full. In addition, the Company has received three cash infusions from GFCM, in the form of subordinated promissory note obligations totaling $6,500,000 in principal through the first quarter of 2016.

Additionally, subsequent to year end, in compliance with these New Loan Agreements, the Company entered into a sale lease-back agreement with Promotora y Desarrolladora Pulso Inmobiliario, S.C. (“Pulso”) whereby we sold the entire facility and leased back the portion of the facility currently occupied by the Company in Toluca, Mexico, for our continued use as a manufacturing facility for ten years commencing upon the execution of the lease and terminating on March 9, 2026 (“Toluca Sale-Leaseback”). The Company’s base rent, which is denominated in U.S. currency, is $936,000 annually, adjusted based on U.S. CPI with certain cap conditions. The transaction generated gross proceeds of 215.0 million Mexican Pesos, or approximately $12.1 million dollars in U.S. currency.

New Credit Facility and Term Loan. On October 30, 2015, the Company entered into New Loan Agreements providing for a $12.0 million Term Loan and a $15.0 million New Credit Facility. Proceeds from the New Loan Agreements were used to repay the prior Credit Facility and the Meritor Note. Borrowing availability under the New Credit Facility is determined by a weekly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable and inventory, less certain reserves and subject to certain other adjustments. Borrowing availability under the Term Loan is also evaluated using a separate borrowing base collateral calculation that includes designated percentages of real estate, machinery and equipment appraisals, in each case less certain reserves and subject to certain other adjustments. If the appraised values of such collateral causes the Term Loan borrowing base to fall below the then current Term Loan balance, the Company can be required to make a partial prepayment of such difference and related fees.

Obligations under the New Credit Facility and Term Loan are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all assets of the Company.

On February 25, 2016, the Company entered into an amendment (the “Term Loan Amendment”) to the Term Loan and an amendment (the “New Credit Facility Amendment”) to the New Credit Facility (together, the “Amendments”). The Amendments will have the effect, among other things, of increasing the Company’s borrowing capability under its Revolving Credit Agreement and providing for an agreement on the use of proceeds from the Toluca Sale-Leaseback, as described below. As part of the Amendments, the Company also received an additional $1.0 million subordinated loan from GFCM, as described below.

As a result of the Term Loan Amendment, the Company deposited $6.0 million of the proceeds of the Toluca Sale-Leaseback into a Cash Collateral Account, to be held for one year as additional collateral for the Term Loan. Amounts deposited in the Cash Collateral Account that are used to prepay the principal of the Term Loan must be accompanied by the payment of a make-whole amount by the Company equal to the present value of any unpaid interest that would have been paid on the prepaid portion of the Term Loan through the one year anniversary of the Term Loan Amendment. The Term Loan Amendment further provides that the Company will be permitted to retain the remaining balance of the proceeds from Toluca Sale-Leaseback, and increases the interest rate of the Term Loan by 1.0%.

In addition, under the Term Loan Amendment and New Credit Facility Amendment, the Company’s minimum excess availability provisions were reduced from $4.0 million to $3.0 million. The lender further agreed to remove certain reserves which were counted against the Company’s “borrowing base.” These changes are estimated to provide the Company with approximately $1.7 million in additional borrowing capacity under the amended New Credit Facility.

In connection with the Amendments, the Company has retained a financial advisor to review the Company’s existing business plan and make recommendations in the form of a revised business plan. If the Company meets certain milestones as determined by the lender after its review of such plan, up to $1.0 million may be released from the Cash Collateral Account to the Company.

The Company’s obligations under each of the amended New Credit Facility and the amended Term Loan Credit Agreement, as amended, continue to be guaranteed by the Company’s U.S. subsidiaries and are secured by a first priority lien on substantially all assets of the Company and the guarantors. Each of the New Credit Facility Loan Amendment and the Term Loan Amendment contains certain customary representations, warranties and covenants.

The amended New Loan Agreements contain a number of affirmative, negative and financial maintenance covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing each lender. If the Company’s borrowing availability under the amended New Credit Facility falls below $3.0 million, the Company must maintain a fixed charge coverage ratio of at least 1 to 1, as measured on a trailing twelve months’ basis.

Based on the borrowing base calculation at December 31, 2015, the Company had actual total availability for borrowing under the New Credit Facility of $8.4 million, of which we had drawn $2.1 million, leaving $6.3 million still available for borrowing, $4.0 million of which was reserved for compliance with the minimum excess availability provisions of the New Credit Facility. Along with an unrestricted cash balance of $1.3 million, we had total cash and borrowing capacity of $3.6 million as of December 31, 2015. Approximately $1.2 million of the unrestricted cash balance relates to the Company’s Mexican subsidiaries. It is anticipated that the Company will utilize a substantial portion of its borrowing availability from time to time in the ordinary course of business.

Non-compliance with the Company’s debt covenants would provide the debt holders with certain contractual rights, including the right to demand immediate repayment of all outstanding borrowings.  Since the loss of the Dana business (see Note 2 “Management’s Recovery Plans”), the Company has also experienced negative cash flows from operating activities which could hamper or materially increase the costs of the Company’s ability to comply with such covenants.  The Company’s consolidated financial statements have been prepared assuming the ongoing realization of assets, satisfaction of liabilities and continuity of operations as a going concern in the ordinary course of business, but there can be no assurances that the Company’s current initiatives and plans will ultimately succeed, which could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.

The Company is considering opportunities to support its cash flow from operations in 2016 through other investing activities. The Company is exploring alternatives to monetize certain assets of the Company for values in excess of the availability being provided under the Amended New Loan Agreements, thereby generating additional sources of liquidity for the Company.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations including the success of our revenue recovery plans. Based upon our current forecast for 2016, we expect to be able to meet the financial covenants of our amended New Loan Agreements, and we believe that we will have sufficient liquidity to finance our operations throughout 2016. Although we believe the assumptions underlying our current forecast are reasonable, we have considered the possibility of even lower revenues and other risks. If we are unable to achieve our forecasted revenue, or if our costs are higher than expected, we may be required to revise our recovery plans to provide for additional cost-cutting measures or to consider other strategic alternatives.

If we have insufficient cash flow to fund our liquidity needs and are unable to raise additional capital, we would risk being in default under our New Credit Facility and Term Loan, unless our lenders agreed to modify or waive such requirements. In such circumstances, we believe that the Company would have the continuing ability to sell certain of its assets if necessary to repay its outstanding indebtedness. However, there can be no assurances that such efforts will succeed, and if we sold such assets we may be unable to pursue certain opportunities for new revenues that are part of our recovery plan and we may be required to defer our planned capital expenditures. See the discussion in Note 14 “Debt” to the consolidated financial statements in this Form 10-K which discussion is incorporated in this Item by reference. See “Risk Factors – An inability to obtain new financing could require us to sell assets and could impair our ability to continue operation.” in Part I, Item 1A of this Annual Report on Form 10-K.

Gill Family Capital Management Note. In connection with the amendments to the prior Credit Facility, the Company received the proceeds of new subordinated indebtedness from GFCM in an amount of $5.5 million (“GFCM Note”). GFCM is an entity controlled by our president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year and all principal and interest on the promissory note will be due and payable on the maturity date, January 30, 2019. On February 26, 2016, the Company amended the GFCM Note to increase the amount to $6.5 million in connection with the amendments to the New Credit Facility and Term Loan.

Meritor Note and Morganton Sale to Meritor. On July 2, 2015, the Company entered into a secured promissory note (the “Meritor Note”) in the principal amount of $3.0 million, with Meritor, in exchange for the release of certain outstanding net trade payables owed to Meritor for ongoing purchases of raw materials, and the guarantee of certain inventory values related to Meritor’s business as collateral under the Company’s prior Credit Facility. The Meritor Note was secured by substantially all of the collateral for the Loan Agreement, was senior to the promissory note previously issued to GFCM, and was subordinate to the rights of PNC within the previous Credit Facility. The Meritor Note accrued interest at a rate of 10.0% per year.

On July 9, 2015, the Company entered an asset purchase agreement to sell certain assets and related liabilities used in the Company’s manufacturing facility in Morganton, North Carolina, to Meritor for $12.5 million. Meritor also agreed to purchase the Morganton facility for an additional $3.2 million. At closing, the parties also entered into a Meritor Note Amendment, whereby the Company issued an additional secured obligation to Meritor of $0.4 million on July 9, 2015 and further agreed to increase the Meritor Note by an additional $0.3 million to reflect certain roof repairs required at the Morganton facility. The total proceeds received of $15.7 million in consideration for the Morganton sale was used to pay down the Company’s outstanding debt on the previous Credit Facility with PNC.

All principal and interest on the Meritor Note was due and payable on the maturity date. The Meritor Note was paid in full on October 30, 2015 with the proceeds received as part of the New Loan Agreements.

Purchase Commitments. We also had purchase commitments totaling approximately $6.2 million at December 31, 2015, primarily for inventory.

Financial Condition

Operating Activities. Net cash used by operating activities was $13.4 million in 2015, as compared to cash provided of $3.0 million in 2014. The aggregate decrease in accounts receivable including the collection of Dana accounts receivable in 2015 provided cash of $24.7 million. Similarly, decreases in accounts payable, including amounts paid to Dana under a rebill arrangement for inventory, resulted in a usage of cash of $13.4 million. Decreases in inventory provided cash of $5.4 million during 2015. Cash of $4.5 million was used to finance changes within other current assets primarily consisting of deferred costs related to the development of a cyber-range and a change in income taxes receivable by our Mexican subsidiaries.

Investing Activities. Net cash provided by investing activities was $13.9 million in 2015 as compared to net cash used of $5.2 million in 2014. Net cash provided by investing activities for 2015 included proceeds of $15.7 million from the Morganton sale (see Note 3 “Morganton Sale” to the consolidated financial statements in this Form 10-K). Capital expenditures in both periods represented maintenance levels of investment.

Financing Activities. Net cash used in financing activities was $6.1 million in 2015 as compared to $9.5 million in 2014. During 2015, the Company used net proceeds of $12.0 million received under the new Term Loan, $2.1 million received under the New Credit Facility and $5.5 million received under the GFCM Note to repay its former Revolving Credit Agreement and the Meritor Note. Additionally, we paid $4.2 million in debt issuance and modification costs in conjunction with the New Loan Agreements and amendments of the prior Credit Facility, Meritor Note and GFCM Note in 2015. Net cash used in financing activities in 2015 also included dividend payments of $0.4 million and payments of $0.1 million for minimum statutory tax withholding on stock-based compensation.

During 2014, the Company reduced its debt under the Credit Facility by $7.0 million, paid dividends of $1.6 million and paid $0.9 million for the repurchase of stock and minimum statutory tax withholdings on stock-based compensation.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2015.

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

Item 8.     Financial Statements and Supplementary Data

SYPRIS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sypris Solutions, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ CROWE HORWATH LLP

Louisville, Kentucky

March 30, 2016

 SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year ended December 31,
	2015	2014
Net revenue:
Outsourced services	$113,547	$322,159
Products	31,776	32,617

Total net revenue	145,323	354,776

Cost of sales:
Outsourced services	122,296	288,081
Products	22,709	27,865

Total cost of sales	145,005	315,946

Gross profit	318	38,830

Selling, general and administrative	27,845	35,531
Research and development	779	579
Severance and equipment relocation costs	1,338	0

Operating (loss) income	(29,644)	2,720

Interest expense, net	4,223	617
Other (income), net	(8,643)	(1,282)

(Loss) income before income taxes	(25,224)	3,385

Income tax expense, net	1,992	4,569

Net loss	$(27,216)	$(1,184)

Loss per common share:
Basic	$(1.38)	$(0.06)
Diluted	$(1.38)	$(0.06)

Cash dividends per common share	$0.00	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2015	2014

Net loss	$(27,216)	$(1,184)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,289)	(2,830)
Employee benefit related, net of tax	1,564	(4,471)

Other comprehensive (loss)	(725)	(7,301)

Comprehensive loss	$(27,941)	$(8,485)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$1,349	$7,003
Accounts receivable, net	12,394	47,666
Inventory, net	20,192	29,031
Other current assets	4,459	5,666
Assets held for sale	3,230	0
Total current assets	41,624	89,366

Property, plant and equipment, net	22,178	37,654
Other assets	4,310	2,661
Total assets	$68,112	$129,681

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,311	$39,027
Accrued liabilities	11,661	18,775
Current portion of long-term debt	3,846	17,000
Total current liabilities	26,818	74,802

Note payable – related party	5,500	0
Long-term debt	10,000	0
Other liabilities	6,082	7,991
Total liabilities	48,400	82,793

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 20,826,236 shares issued and 20,776,544 outstanding in 2015 and 20,567,735 shares issued and 20,485,043 outstanding in 2014	208	206
Additional paid-in capital	152,077	151,314
Accumulated deficit	(106,812)	(79,596)
Accumulated other comprehensive loss	(25,760)	(25,035)
Treasury stock, 49,692 and 82,692 shares in 2015 and 2014, respectively	(1)	(1)

Total stockholders’ equity	19,712	46,888

Total liabilities and stockholders’ equity	$68,112	$129,681

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(27,216)	$(1,184)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,035	10,409
Deferred income taxes	2,230	1,050
Non-cash compensation	842	1,597
Deferred revenue recognized	(4,200)	(8,657)
Deferred loan costs amortized	2,333	78
Gain on sale of assets	(7,480)	(19)
Provision for excess and obsolete inventory	1,069	1,150
Other noncash items	(1,289)	(993)
Contributions to pension plans	(315)	(1,090)
Changes in operating assets and liabilities:
Accounts receivable	24,700	(9,091)
Inventory	5,432	4,276
Prepaid expenses and other assets	(4,470)	(143)
Accounts payable	(13,388)	2,425
Accrued and other liabilities	(730)	3,237

Net cash (used in) provided by operating activities	(13,447)	3,045

Cash flows from investing activities:
Capital expenditures	(1,825)	(5,259)
Proceeds from sale of assets	15,741	30

Net cash provided by (used in) investing activities	13,916	(5,229)

Cash flows from financing activities:
Repayment of former Revolving Credit Agreement	(17,000)	0
Repayment of note payable – Meritor	(3,779)	0
Proceeds from issuance of Term Loan	12,000	0
Principal payments on Term Loan	(286)	0
Proceeds from note payable – related party	5,500	0
Proceeds from New Revolving Credit Agreement	2,132	0
Net change in debt under Credit Facility	0	(7,000)
Debt issuance and modification costs	(4,203)	0
Common stock repurchases	0	(426)
Indirect repurchase of shares for minimum statutory tax withholdings	(77)	(429)
Cash dividends paid	(410)	(1,635)
Proceeds from issuance of common stock	0	3

Net cash used in financing activities	(6,123)	(9,487)

Net decrease in cash and cash equivalents	(5,654)	(11,671)

Cash and cash equivalents at beginning of year	7,003	18,674

Cash and cash equivalents at end of year	$1,349	$7,003

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2014 balance	20,399,649	$204	$150,569	$(76,786)	$(17,734)	$(1)

Net loss	0	0	0	(1,184)	0	0
Employee benefit related, net of tax	0	0	0	0	(4,471)	0
Foreign currency translation adjustment	0	0	0	0	(2,830)	0
Cash dividends, $0.08 per common share	0	0	0	(1,637)	0	0
Common stock repurchases	(104,501)	0	(426)	0	0	0
Restricted common stock grant	283,000	3	0	0	0	0
Noncash compensation	48,000	0	1,597	11	0	0
Exercise of stock options	56,217	0	3	0	0	0
Treasury stock	(98,000)	0	0	0	0	0
Retire treasury stock	(99,322)	(1)	(429)	0	0	0

December 31, 2014 balance	20,485,043	206	151,314	(79,596)	(25,035)	(1)

Net loss	0	0	0	(27,216)	0	0
Employee benefit related, net of tax	0	0	0	0	1,564	0
Foreign currency translation adjustment	0	0	0	0	(2,289)	0
Restricted common stock grant	287,500	2	(2)	0	0	0
Noncash compensation	48,000	0	842	0	0	0
Treasury stock	(15,000)	0	0	0	0	0
Retire treasury stock	(28,999)	0	(77)	0	0	0

December 31, 2015 balance	20,776,544	$208	$152,077	$(106,812)	$(25,760)	$(1)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

Nature of Business

Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design and other technical services, often under sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its Sypris Technologies and Sypris Electronics segments. See Note 22 for additional information regarding our segments.

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

Software Development Costs

Software development costs for Sypris Electronics are expensed as incurred until technological feasibility has been established, at which time those costs are capitalized as intangible assets until the software is implemented into products sold to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software, which is currently eighteen months. Costs incurred to enhance existing software or after the implementation of the software into a product are expensed in the period they are incurred and included in research and development expense in the consolidated statements of operations. As of December 31, 2015 and 2014, the Company had capitalized software development costs of $1,597,000 and $1,883,000, respectively, included in other current assets. For the years end December 31, 2015 and 2014, the Company recorded related amortization of $2,090,000 and $372,000, respectively.

Deferred Revenue

Deferred revenue for Sypris Electronics is recorded when payments are received in advance for service agreements and extended warranties on certain products and is amortized into revenue on a straight-line basis over the contractual term. Deferred revenue for Sypris Electronics also includes prepayments received prior to the time when products are shipped. When the related products are shipped, the related amount recorded as deferred revenue is recognized as revenue. Deferred revenue for Sypris Technologies is generally associated with the Dana settlement and was amortized into income on a units-of-production basis over the term of the related supply agreement period. See Note 5 for information regarding the Dana settlement, and see Note 12 for the amount of deferred revenue included in accrued liabilities at December 31, 2015 and 2014.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions using the Black-Scholes option-pricing method, which requires the input of several subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures). Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and consequently, the related expense recognized in the consolidated statements of operations.

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

The Company expects to repatriate available non-U.S. cash holdings to support management’s strategic objectives and fund ongoing U.S. operational cash flow requirements; therefore current earnings from non-U.S. operations are not treated as permanently reinvested. The U.S. income tax recorded in 2014 on these non-U.S. earnings was offset by the benefit of a partial release of a valuation allowance on deferred tax assets associated with our U.S. net operating loss carryforwards. Should the U.S. valuation allowance be eliminated at some future date, the U.S. tax on foreign earnings not permanently reinvested may have a material effect on our effective tax rate. For the year ended December 31, 2015, the Company expects any additional tax expense from non-U.S. withholding and other taxes expected to be incurred on the repatriation of current earnings will not be material.

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

The Company periodically enters into research and development contracts with customers related primarily to key encryption products. When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method in accordance with Accounting Standards Codification (“ASC”) 605-28 Revenue Recognition, Milestone Method. The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the deliverables to which the Company has committed in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software or regulatory agency certifications. The Company had one such milestone contract in process at December, 31, 2014. All milestones under that contract were deemed substantive. There are no performance, cancellation, termination or refund provisions in the arrangement that contain material financial consequences to the Company. As of December 31, 2015, all contracts utilizing the milestone method were completed. Revenue recognized through the achievement of multiple milestones during 2015 and 2014 amounted to $300,000 and $3,050,000, respectively. There are no performance, cancellation, termination or refund provisions in the arrangement that contain material financial consequences to the Company.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2015 and 2014, was $830,000 and $825,000, respectively. The Company’s warranty expense for the years ended December 31, 2015 and 2014 was $159,000 and $43,000, respectively.

Additionally, the Company sells three and five-year extended warranties for certain link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of December 31, 2015 and 2014, the Company had deferred $495,000 and $839,000, respectively, related to extended warranties. At December 31, 2015, $333,000 is included in accrued liabilities and $162,000 is included in other liabilities in the accompanying balance sheets. At December 31, 2014, $344,000 is included in accrued liabilities and $495,000 is included in other liabilities in the accompanying balance sheets.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, various departments or agencies of the U.S. Government, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 37% of accounts receivable outstanding at December 31, 2015 is due from our largest three customers. More specifically, Sistemas, Meritor and Exelis comprise 16%, 11% and 10%, respectively of December 31, 2015 outstanding accounts receivables. Approximately 79% of accounts receivable outstanding at December 31, 2014 was due from the Company’s two largest customers during 2014. More specifically, Dana and Meritor comprised 57% and 22%, respectively, of December 31, 2014 outstanding accounts receivable.

Sypris Technologies’ largest customers for the year ended December 31, 2015 were Meritor, Sistemas and Detroit Diesel Corporation, which represented approximately 30%, 11% and 10%, respectively, of the Company’s total net revenue. Dana and Meritor were the Company’s largest customers for the year ended December 31, 2014, which represented approximately 59% and 16%, respectively, of the Company’s total net revenue. The Company recognized revenue from contracts with the U.S. Government and its agencies approximating 5% and 2% of net revenue for the years ended December 31, 2015 and 2014, respectively. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2015 or 2014.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Collective Bargaining Agreements

Approximately 374, or 51% of the Company’s employees, all within Sypris Technologies, were covered by collective bargaining agreements at December 31, 2015. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 35 employees expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees represented approximately 26% of the Company’s workforce, or 191 employees as of December 31, 2015.

Adoption of Recently Issued Accounting Standards

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

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU 2015-03. In August 2015 the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 was issued to address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements that were not found ASU 2015-03. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and should be applied retrospectively. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2015-03 and ASU 2015-15 on its consolidated financial statements and related disclosures.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In July 2015, the FASB issued ASU No. 2015-11, which simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with a lower of cost or net realizable value test. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The new guidance must be applied prospectively. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes FASB ASC 840, Leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this ASU on its consolidated financial statements and related disclosures.

(2)	Management’s Recovery Plans

The Company’s net loss increased from $1,184,000 in 2014 to $27,216,000 in 2015, which included a gain of $7,744,000 from the sale of assets used in the Company’s manufacturing facility in Morganton, North Carolina (see Note 3 “Morganton Sale”). Operating income in 2014 was $2,720,000 compared to an operating loss of $29,644,000 in 2015. Operating cash flows were positive $3,045,000 in 2014 compared to negative $13,447,000 in 2015.

Given the loss of the Dana business and unfavorable growth trends and softness in commercial vehicle manufacturing and the oil and gas markets served by Sypris Technologies, management has developed various profit recovery and protection plans and is evaluating strategic alternatives to optimize asset values in each of the Company’s segments. Management has engaged advisors to provide recommendations for cost reductions and actions that can be taken to improve profitability. Management prepared a revised forecast during March 2016 with plans to control costs, manage cash flow and remain in compliance with debt covenant requirements throughout 2016. In addition, Management has embarked on a project to evaluate various strategic alternatives to optimize asset values. The Company completed a number of its initial profit recovery and protection actions in 2015, including: (i) the sale of certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment (ii) reduction in workforce at all locations, and (iii) other reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments. The Company’s debt was restructured and the prior Credit Facility was paid in full, while the Company has received the benefit of three cash infusions from Gill Family Capital Management, Inc. (“GFCM’), in the form of subordinated promissory note obligations totaling $6,500,000 in principal through the first quarter of 2016.

The commercial vehicle industry has softened beginning in the fourth quarter of 2015 along with other durable and non-durable goods sectors in the North America economy. Management has identified additional cost reduction actions in the Sypris Technologies segment. Reductions in selling, general and administrative expense and labor expense were implemented during the first quarter of 2016, and additional cost reductions are planned during the second and third quarters. Although the expected benefits of the cost reductions will be partially offset by the impact of minor investments and severance required to enable the cost reductions, the actions are expected to contribute to improved liquidity during 2016.

Management has identified a number of new customer opportunities that provide higher margin opportunities, even at lower volumes. Management is implementing operational efficiencies that are expected to enable reductions in the machinery set-up time for new orders which enables the Company to quote on customer requirements that are higher margin but with somewhat shorter run lengths. These new business activities are anticipated to enable the Company to diversify its revenue volume over a larger and more profitable customer base.

One of the additional actions implemented by management during the first quarter of 2016 was to consummate the sale and partial lease back of its facility located in Toluca Mexico, which generated gross proceeds of approximately $12,100,000. Of this total, $6,000,000 was deposited into a cash collateral account, to be held for up to one year as additional collateral for the Term Loan (see Note 14 “Debt”). Management will continue to operate in Toluca but given the 2015 reduction in the Dana business and the overall downturn in the commercial vehicle markets, management determined that the underutilized Toluca real estate value could be best optimized with a sale and lease back arrangement where some but not all of the facility would continue to be occupied and managed by Sypris Technologies.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The oil and gas industry has experienced significant price erosion, and as a result the Company’s customers are delaying capital expenditures that support their growth and maintenance projects. The Company has identified some capacity reallocation opportunities between plants in the United States and Mexico. The Company has initiated the process of qualifying production for certain components in Mexico that are currently produced in the United States and completed the qualification for the first group of these components. The Company expects the capacity reallocation will accelerate during 2016 as the capital necessary to fund the reallocation becomes available and the qualification process for the production is complete.

Sypris Electronics has continued to invest in a number of product development projects. The Company was awarded a significant engineering services contract in the defense sector during March of 2016. Nevertheless, the Company has identified certain cost reduction and cash flow enhancements in the Sypris Electronics segment that can be implemented during the second and third quarters that are not expected to impact the future growth in the Electronics segment.

Sypris Electronics has filed a number of patent applications for technology related to its new SiOMetrics hardware authentication solutions, which may enable the Company to address commercial markets for infrastructure and the Internet of Things (IoT) markets. New commercial opportunities in the automotive, industrial controls, communications, infrastructure, utilities, automation, aviation, retail, and personal communication devices could benefit from the technology that Sypris Electronics has patented or for which it has patents pending. Sypris Electronics now provides a platform of layered security protocols that will enable customers in a number of industries to tailor the security solutions to their individual requirements. Management has taken steps to diversify its product and service offerings in the Sypris Electronics segment whereby the Company intends to be less dependent upon the Defense markets and better positioned to take advantage of the rapidly growing commercial security and encryption markets going forward.

Management has identified certain cost reductions at the corporate headquarters that are expected to improve profitability and cash flow throughout 2016. Salary reductions and other SG&A cost reductions were implemented during the first quarter of 2016 that management believes will continue to benefit the company throughout future periods. Additional cost reductions have been identified in the area of professional services, administration and lease expense.

(3)	Morganton Sale

On July 9, 2015, the Company entered an asset purchase agreement (the “Agreement”) to sell certain assets used in the Company’s manufacturing facility in Morganton, North Carolina, to its largest customer, Meritor, Inc. (“Meritor”). The Company retained the Morganton plant’s axle shaft manufacturing lines and certain related assets, intellectual property and inventories, which were transitioned to the Company’s Louisville, Kentucky plant in October 2015. All other Morganton equipment, related assets and intellectual property were sold to Meritor (the “Morganton Sale”) for $10,500,000 in cash paid at the closing and other consideration. Meritor purchased related inventories and accounts receivable and assumed or released certain accounts payable and other accrued liabilities, for $2,000,000 (subject to customary post-closing adjustments to actual). Meritor also purchased the Morganton building and real estate for $3,200,000. The total proceeds received of $15,700,000 in consideration for the Morganton sale were used to pay down the Company’s outstanding debt with PNC Bank, National Association (“PNC”). As a result of the Morganton sale, the Company recognized a gain of $7,744,000.

At closing, the parties also entered into a Meritor Note Amendment, whereby the Company issued an additional secured obligation to Meritor of $412,000 on July 9, 2015. The parties also agreed to increase the Meritor Note by an additional $321,000 in September to reflect certain roof repairs required at the Morganton facility. The Company repaid the Meritor Note on October 30, 2015. See Note 14 “Debt,” to the consolidated financial statements for more detail on the Meritor Note.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(4)	Other (Income), Net

During the year ended December 31, 2015, the Company recognized other income of $8,643,000, which consisted primarily of a gain of $7,744,000 related to the Morganton sale (see Note 3 “Morganton Sale” to the consolidated financial statements). Additionally, during the year ended December 31, 2015, the Company recognized $505,000 related to an arbitration settlement in the Dana dispute received in the second quarter. During the year ended December 31, 2015, the Company recognized net foreign currency related gains of $259,000 related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

During the year ended December 31, 2014, Sypris Technologies received $714,000 from the receipt of federal grant funds for improvements made under a flood relief program. Additionally, the Company recognized foreign currency transaction gains of $655,000 for the year ended December 31, 2014 related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. These gains and losses are included in other (income), net on the consolidated statements of operations.

(
5)	Dana Claim

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

The Claim provided to the Company was agreed to by the Company and Dana as consideration for the aggregate economic impact of the various elements the two parties were negotiating. After the aggregate Claim value of $89,900,000 was established, the Company recorded the claim at the estimated fair value of $76,483,000. The revenues and resulting net income associated with the Company’s continued involvement were deferred and were recognized over the remaining period of the Company’s supply agreement with Dana, through December 31, 2014. For the year ended December 31, 2014, the Company recognized revenue of $8,657,000 and related to the Claim. The Claim was fully amortized as of December 31, 2014.

(6)	Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2015	2014
Commercial	$11,882	$47,228
U.S. Government	1,454	727
	13,336	47,955
Allowance for doubtful accounts	(942)	(289)
	$12,394	$47,666

(7)	Inventory

Inventory consists of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$12,388	$16,687
Work in process	10,366	11,702
Finished goods	3,167	6,991
Reserve for excess and obsolete inventory	(5,729)	(6,349)
	$20,192	$29,031

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(8)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2015	2014
Prepaid expenses	$1,047	$1,499
Other	3,412	4,167
	$4,459	$5,666

Included in other current assets are income taxes refundable, deferred software development costs and other items, none of which exceed 5% of total current assets.

(9)	Assets Held for Sale

On October 30, 2015, the Company entered into a non-binding letter of intent to sell and lease-back its property and buildings in Toluca, Mexico (the “Toluca Sale-Leaseback”), which is part of Sypris Technologies. As such, the Company concluded that the assets qualified for Assets Held for Sale accounting in accordance with ASC 205 as of December 31, 2015. The purchase price was $215,000,000 Mexican Pesos, or approximately, $12,100,000 in U.S. currency, and the closing occurred on March 9, 2016. The Company deposited $6,000,000 of the proceeds from the sale-leaseback into a Cash Collateral Account, to be held for up to one year as additional collateral for the Term Loan (see Note 16 “Debt” for further discussion on the Term Loan). The assets had a net book value of $3,230,000 as of December 31, 2015.

The following assets have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

December 31,
2015
Land and land improvements	$1,568
Buildings and building improvements	3,658
Accumulated depreciation	(1,996)
Property, plant and equipment, net	$3,230

(10)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Land and land improvements	$219	$2,770
Buildings and building improvements	18,305	26,055
Machinery, equipment, furniture and fixtures	123,935	158,816
Construction in progress	759	2,100
	143,218	189,741
Accumulated depreciation	(121,040)	(152,087)
	$22,178	$37,654

Depreciation expense totaled approximately $6,945,000 and $10,409,000 for the years ended December 31, 2015 and 2014, respectively. In addition, there were capital expenditures of approximately $24,000 and $52,000 included in accounts payable or accrued liabilities at December 31, 2015 and 2014, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(11)	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets, net	$0	$1,575
Unamortized loan costs	2,413	109
Other	1,897	977
	$4,310	$2,661

Deferred tax assets, net as of December 31, 2014 relate to the Company’s Mexico operations.

(12)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Salaries, wages, employment taxes and withholdings	$2,226	$2,758
Employee benefit plans	1,312	1,437
Accrued professional fees	3,670	2,664
Income, property and other taxes	301	2,439
Deferred revenue	1,208	6,120
Other	2,944	3,357
	$11,661	$18,775

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest, and other items, none of which exceed 5% of total current liabilities.

(13)	Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Noncurrent pension liability	$5,832	$7,400
Other	250	591
	$6,082	$7,991

Included in other liabilities are accrued long-term warranty expenses and other items, none of which exceed 5% of total liabilities.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(14)	Debt

Long-term obligations consists of the following (in thousands):

	December 31,
	2015	2014
Revolving credit facility	$0	$17,000
New Credit Facility	2,132	0
Term Loan	11,714	0
Note payable – related party	5,500	0
	19,346	17,000
Less current portion	3,846	17,000
	$15,500	$0

Revolving Credit Facility

On October 30, 2015, all outstanding principal and interest obligations outstanding under the Company’s Revolving Credit and Security Agreement, dated May 12, 2011 with PNC (the "Loan Agreement" or the “Credit Facility”) were repaid in full in conjunction with the Company’s new financing agreements. The Credit Facility was replaced by the new financing agreements.

Note Payable – Related Party

During 2015, the Company has received the proceeds of subordinated indebtedness from GFCM in an amount of $5,500,000. GFCM is an entity controlled by our president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.00% per year. All principal and interest on the promissory note, as amended, will be due and payable on January 30, 2019.

On February 26, 2016, the Company further amended the GFCM note to increase the amount by $1,000,000 to $6,500,000.

Note Payable – Meritor

On July 2, 2015, the Company entered into a secured promissory note (the “Meritor Note”) in the principal amount of $3,047,000, with Meritor, in exchange for the release of certain outstanding net trade payables owed to Meritor for ongoing purchases of raw materials and the guarantee of certain inventory values related to Meritor’s business as collateral under the Credit Facility. The Meritor Note was secured by substantially all of the collateral for the Credit Facility, was senior to the promissory note previously issued to GFCM and was subordinate to the rights under the Credit Facility. The Meritor Note bore interest at a rate of 10.0% per year and all principal and interest on the Meritor Note was due and payable on the maturity date.

On July 9, 2015, the Company entered an asset purchase agreement to sell certain assets and related liabilities used in the Company’s manufacturing facility in Morganton, North Carolina, to Meritor for $12,500,000. Meritor also agreed to purchase the Morganton plan facility and real estate for $3,200,000. At closing, the parties also entered into a Meritor Note Amendment, whereby the Company issued an additional secured obligation to Meritor of $412,000 on July 9, 2015 for the release of certain outstanding net trade payables and other accrued liabilities and further agreed to increase the Meritor Note by an additional $321,000 in September to reflect certain potential roof repairs required at the Morganton facility.

On October 30, 2015, the Meritor Note and interest were repaid in full in conjunction with the Company’s new financing agreements.

New Credit Facility and Term Loan

On October 30, 2015, the Company secured debt financing consisting of a $12,000,000 term loan (“Term Loan”) and a $15,000,000 revolving credit facility (“New Credit Facility”). Proceeds from the two new financing arrangements (collectively the “New Loan Agreements”) were used in part to repay the Credit Facility and the Meritor Note. Borrowing availability under the New Credit Facility is determined by a weekly borrowing base collateral calculation that includes specified percentages of the value of eligible accounts receivable and inventory, less certain reserves and subject to certain other adjustments. Borrowing availability under the Term Loan is also evaluated using a separate borrowing base collateral calculation that includes designated percentages of real estate, machinery and equipment appraisals, in each case less certain reserves and subject to certain other adjustments. If the appraised values of such collateral causes the Term Loan borrowing base to fall below the then current Term Loan balance, the Company is required to make a partial prepayment of such difference and related fees.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Based on the above mentioned calculation, at December 31, 2015, the Company had actual total borrowing base availability under the New Credit Facility of $8,369,000 of which it had drawn $2,132,000, leaving $6,237,000 still available for borrowing, $4,000,000 of which was reserved for compliance with the minimum excess availability provisions of the New Credit Facility. Along with an unrestricted cash balance of $1,349,000, the Company had total cash and available borrowing capacity of $3,586,000 as of December 31, 2015. Approximately $1,183,000 of this unrestricted cash balance related to the Company’s Mexican subsidiaries.

Obligations under the New Loan Agreements are guaranteed by all of our U.S. subsidiaries and are secured by a first priority lien on substantially all assets of the Company.

On February 25, 2016, the Company entered into an amendment (the “Term Loan Amendment”) to the Term Loan and an amendment (the “New Credit Amendment”) to the New Credit Facility (together, the “Amendments”). The Amendments will have the effect, among other things, of increasing the Company’s borrowing capability under its New Credit Facility and providing for an agreement on use of proceeds from the sale of its Toluca, Mexico property and buildings, as described below.

As a result of the Term Loan Amendment, the Company deposited $6,000,000 of the proceeds of the sale-leaseback of its Toluca, Mexico property and buildings (the “Toluca Sale-Leaseback”) into a Cash Collateral Account, to be held for up to one year as additional collateral for the Term Loan. Amounts deposited in the Cash Collateral Account that are used to prepay the principal of the Term Loan must be accompanied by the payment of a make-whole amount by the Company equal to the present value of any unpaid interest that would have been paid on the prepaid portion of the Term Loan through the one year anniversary of the Term Loan Amendment. The Term Loan Amendment further provides that the Company will be permitted to retain the remaining balance of the proceeds from Toluca Sale-Leaseback, and increases the interest rate of the Term Loan by 1.0%.

In addition, under the Term Loan Amendment and New Credit Facility Amendment, the Company’s minimum excess availability provision was reduced from $4,000,000 to $3,000,000. The lender further agreed to remove certain reserves which had been established against the Company’s “borrowing base.” These changes are estimated to provide the Company with $1,655,000 in additional borrowing capacity under the New Credit Facility.

The Company’s obligations under each of the New Credit Facility and the Term Loan, as amended, continue to be guaranteed by the Company’s U.S. subsidiaries and are secured by a first priority lien on substantially all assets of the Company and the guarantors.

The New Loan Agreements, as amended, contain a number of customary representations and warranties, affirmative, negative and financial maintenance covenants, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing each lender. If the Company’s borrowing availability under the amended New Credit Facility falls below $3,000,000, the Company must maintain a fixed charge coverage ratio of at least 1 to 1, as measured on a trailing twelve months’ basis.

Non-compliance with the Company’s debt covenants would provide the debt holders with certain contractual rights, including the right to demand immediate repayment of all outstanding borrowings.  Since the loss of the Dana business (see Note 2 “Management’s Recovery Plans”), the Company has also experienced negative cash flows from consolidated operations which could hamper or materially increase the costs of the Company’s ability to comply with such covenants.  The Company’s consolidated financial statements have been prepared assuming the ongoing realization of assets, satisfaction of liabilities and continuity of operations as a going concern in the ordinary course of business, but there can be no assurances that the Company’s current initiatives, forecasts and plans will ultimately succeed, which could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.

The classification of debt as of December 31, 2015 considers the debt refinanced on a long-term basis. However, the New Credit Facility allows the lender to establish certain reserves against the borrowing base which could, under certain circumstances, cause a potential event of default. Because such an event is not objectively measureable in advance and because the Company is required to maintain a lock-box arrangement, ASC 470-10-45 requires the otherwise long-term revolving advances to be classified as a current liability. As a result, all borrowings under the revolving advances have been classified in the accompanying consolidated balance sheets as a current liability.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The weighted average interest rate for outstanding borrowings at December 31, 2015 was 10.5%. The weighted average interest rates for borrowings during the years ended December 31, 2015 and 2014 were 7.2% and 2.5%, respectively. The Company had no capitalized interest in 2015 or 2014. Interest paid during the years ended December 31, 2015 and 2014 totaled approximately $1,436,000 and $397,000, respectively.

Based on the current forecast for 2016, the Company expects to be able to maintain the minimum required level of borrowing availability of its amended New Loan Agreements. Although the Company believes the assumptions underlying its current forecast are realistic, the Company has considered the possibility of even lower revenues and other risk factors such as its ability to onboard new business within Sypris Technologies, continued delays in program bookings within Sypris Electronics, or its ability to execute its current contingency plans.

(15)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2015 under the New Credit Facility and Term Loan approximates fair value, and is based upon a market approach (Level 2).

(16)	Employee Benefit Plans

Sypris Technologies sponsors noncontributory defined benefit pension plans (the “Pension Plans”) covering certain of its employees. The Pension Plans covering salaried and management employees provide pension benefits that are based on the employees’ highest five-year average compensation within ten years before retirement. The Pension Plans covering hourly employees and union members generally provide benefits at stated amounts for each year of service. All of the Company’s pension plans are frozen to new participants and certain plans are frozen to additional benefit accruals. The Company’s funding policy is to make the minimum annual contributions required by the applicable regulations. The Pension Plans’ assets are primarily invested in equity securities and fixed income securities.

The following table details the components of pension (income) expense (in thousands):

	Year ended December 31,
	2015	2014
Service cost	$14	$13
Interest cost on projected benefit obligation	1,691	1,789
Net amortization of actuarial loss	694	531
Expected return on plan assets	(2,245)	(2,390)
	$154	$(57)

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

	December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$45,438	$40,526
Service cost	14	13
Interest cost	1,691	1,789
Actuarial (gain) loss	(3,115)	6,231
Benefits paid	(3,070)	(3,121)
Benefit obligation at end of year	$40,958	$45,438

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2015			2014
Change in plan assets:
Fair value of plan assets at beginning of year		$38,038		$36,566
Actual return on plan assets		(157)		3,503
Company contributions		315		1,090
Benefits paid		(3,070)		(3,121)
Fair value of plan assets at end of year		$35,126		$38,038

Underfunded status of the plans		$(5,832)		$(7,400)

Balance sheet assets (liabilities):
Other assets		$0		$0
Other liabilities		(5,832)		(7,400)
Net amount recognized		$(5,832)		$(7,400)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation		$40,958		$45,438
Accumulated benefit obligation		40,953		45,428
Fair value of plan assets		35,126		38,038

Projected benefit obligation and net periodic pension cost assumptions:
Discount rate		4.35%		3.90%
Rate of compensation increase		4.00		4.00
Expected long-term rate of return on plan assets	5.75	–	6.75	6.75

Weighted average asset allocation:
Equity securities		30%		32%
Debt securities		70%		68
Total		100%		100%

The fair values of our pension plan assets as of December 31, 2015 are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset categories:
Cash and cash equivalents	$1,001	$0
Equity investments:
U.S. Large Cap	7,065	0
U.S. Mid Cap	1,012	0
U.S. Small Cap	496	0
World Equity	1,458	0
Real estate	306	0
Other	103	0
Fixed income securities	8,511	15,174
Total Plan Assets	$19,952	$15,174

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The fair values of our pension plan assets as of December 31, 2014 are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset categories:
Cash and cash equivalents	$1,270	$0
Equity investments:
U.S. Large Cap	8,105	0
U.S. Mid Cap	1,245	0
U.S. Small Cap	504	0
World Equity	1,596	0
Real estate	292	0
Other	266	0
Fixed income securities	11,710	13,050
Total Plan Assets	$24,988	$13,050

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company uses December 31 as the measurement date for the Pension Plans. There are no amounts expected to be paid to the plans during 2016 as designated under the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2015 and 2014 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 0-55%, fixed income securities ranging 35-100% and non-traditional/other of 0-10% of total investments.

Accumulated other comprehensive loss at December 31, 2015 includes $16,206,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2015 is $697,000. The actual loss reclassified from accumulated other comprehensive loss for 2015 and 2014 was $694,000 and $531,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

At December 31, 2015, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

	2016		$3,140
	2017		3,112
	2018		3,076
	2019		3,028
	2020		2,962
2021	-	2025	13,970
			$29,288

The Company sponsors a defined contribution plan (the “Defined Contribution Plan”) for substantially all domestic employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions up to 3% and provide discretionary contributions. Contributions to the Defined Contribution Plan by the Company in 2015 and 2014 totaled approximately $930,000 and $1,137,000, respectively.

The Company has self-insured medical plans (the “Medical Plans”) covering substantially all domestic employees. The number of employees participating in the Medical Plans was approximately 423 and 670 at December 31, 2015 and 2014, respectively. The Medical Plans limit the Company’s annual obligations to fund claims to specified amounts per participant. The Company is insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2015 and 2014, the Company charged approximately $4,058,000 and $4,967,000, respectively, to operations related to medical claims incurred and estimated, reinsurance premiums, and administrative costs for the Medical Plans.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans totaled approximately $30,000 and $26,000 in 2015 and 2014, respectively. The aggregate benefit plan assets and accumulated benefit obligation of these plans are not significant.

(17)	Commitments and Contingencies

The Company leases certain of its real property and certain equipment, vehicles and computer hardware under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2015 are as follows (in thousands):

2016	$2,126
2017	523
2018	466
2019	371
2020	319
2021 and thereafter	722
$4,527

Rent expense for the years ended December 31, 2015 and 2014 totaled approximately $2,700,000 and $2,849,000, respectively.

As of December 31, 2015, the Company had outstanding purchase commitments of approximately $6,168,000 primarily for the acquisition of inventory.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company accounts for loss contingencies in accordance with U.S. generally accepted accounting principles (GAAP).  Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated.  With respect to a particular loss contingency, it may be probable that a loss has occurred but the estimate of the loss is within a wide range or undeterminable.  If the Company deems an amount within the range to be a better estimate than any other amount within the range, that amount will be accrued.  However, if no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued.

During the fourth quarter of 2015, the Company gave notification regarding its intention to not renew the lease for its Tampa, FL facility, which will expire on December 31, 2016. However, subsequent to year end, the Company entered into lease negotiations which would extend the current lease for a smaller portion of the facility on more favorable terms. However, there can be no assurance that an agreement will be reached. As such, it is reasonably possible that the Company may be required to make certain repairs to the facility upon exit, which may be significant. While the Company believes that a potential loss contingency may exist, it cannot currently estimate the amount of the contingency.

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. As of December 31, 2015 and 2014, no amounts were accrued for any environmental matters. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

Subsequent to year end, the Company entered into a sale lease-back agreement with Promotora y Desarrolladora Pulso Inmobiliario, S.C. (“Pulso”) whereby it sold the entire facility and leased back the portion of the facility currently occupied by the Company in Toluca, Mexico, for our continued use as a manufacturing facility for ten years commencing upon the execution of the lease and terminating on March 9, 2026. The Company’s base rent, which is denominated in U.S. currency, is $936,000 annually, adjusted based on U.S. CPI with certain cap conditions.

(18)	Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 3,655,088 shares of common stock were registered for issuance under the 2010 Omnibus Plan. On May 19, 2015, the 2010 Sypris Omnibus Plan was replaced with the 2015 Sypris Omnibus Plan. A total of 3,476,021 shares were registered for issuance under the 2015 Omnibus Plan. Additionally, awards under the 2010 Omnibus Plan that are cancelled without having been fully exercised or vested are available again for new awards under the 2015 Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2015 and 2014 was 3,476,021 and 1,052,021, respectively.

The 2010 Omnibus Plan provides for restrictions which lapse after three years. During the restricted period, which is commensurate with each vesting period, the recipient has the right to receive dividends and voting rights for the shares. Generally, if a recipient leaves the Company before the end of the restricted period or if performance requirements, if any, are not met, the shares will be forfeited. During 2015, the Company modified the restriction on certain restricted stock grants to increase the restriction period by one year. The modification did not have a material effect on the financial statements.

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

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Year ended December 31,
	2015	2014
Expected life (years)	4.0	4.0
Expected volatility	50.2%	53.3%
Risk-free interest rates	1.32%	1.73%
Expected dividend yield	0.0%	2.67%

A summary of the restricted stock activity is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2015	888,901	$3.60
Granted	287,500	2.05
Vested	(86,701)	3.60
Forfeited	(15,000)	2.75
Nonvested shares at December 31, 2015	1,074,700	$3.19

The total fair value of shares vested during 2015 and 2014 was $230,000 and $773,000, respectively. In conjunction with the vesting of restricted shares and payment of taxes thereon, the Company received into treasury 28,999 and 98,251 restricted shares, respectively, at an average price of $2.65 and $2.81 per share, respectively, the closing market price on the date the restricted stock vested. Such repurchased shares were immediately cancelled.

The following table summarizes option activity for the year ended December 31, 2015:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,056,000	$3.72
Granted	260,500	2.05
Exercised	0	0
Forfeited	(62,000)	3.09
Expired	(32,500)	4.27
Outstanding at December 31, 2015	1,222,000	$3.38	2.33	$0
Exercisable at December 31, 2015	473,500	$4.09	0.79	$0

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2015 and 2014 was $0.82 and $0.99 per share, respectively. There were no options exercised in 2015 and 201,589 options exercised in 2014. The total intrinsic value of options exercised was $417,000 during the year ended December 31, 2014.

As of December 31, 2015, there was $1,037,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of option shares vested during the years ended December 31, 2015 and 2014 was not material.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(19)	Stockholders’ Equity

As of December 31, 2015 and 2014, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in accordance with the terms of our stockholder rights plan, which expired in October 2011. There are no shares of Series A Preferred Stock currently outstanding, and there are no current plans to issue any such shares. Any future holders of Series A Preferred Stock, as currently designated, would have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company’s dissolution. Any such shares of Series A Preferred Stock would not be redeemable. However, the Company would be entitled to purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

The holders of our common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2015	2014
Foreign currency translation adjustments	$(9,554)	$(7,265)
Employee benefit related adjustments – U.S, net of tax.	(16,177)	(17,584)
Employee benefit related adjustments – Mexico, net of tax	(29)	(186)

Accumulated other comprehensive loss	$(25,760)	$(25,035)

(20)	Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2015	2014
Domestic	$(18,625)	$(11,924)
Foreign	(6,599)	15,309
	$(25,224)	$3,385

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of income tax expense are as follows (in thousands):

	Year ended December 31,
	2015	2014
Current:
Federal	$0	$0
State	31	102
Foreign	(269)	3,417
Total current income tax expense	(238)	3,519

Deferred:
Federal	0	0
State	0	0
Foreign	2,230	1,050
Total deferred income tax expense	2,230	1,050
	$1,992	$4,569

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2015 and 2014 totaled $120,000 and $33,000, respectively. State income tax refunds received in the U.S. during 2015 totaled $30,000. Foreign income taxes paid during 2015 and 2014 totaled $2,195,000 and $1,063,000, respectively. There were no foreign refunds received in 2015 and 2014. There were no federal taxes paid in 2015 and 2014, and there were no federal refunds received in 2015 and 2014. At December 31, 2015, the Company had $132,040,000 of federal net operating loss carryforwards available to offset future federal taxable income, which will expire in various amounts from 2024 to 2035.

At December 31, 2015, the Company had $137,645,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida and Kentucky. These carryforwards expire in various amounts from 2018 to 2035.

The following is a reconciliation of income tax (benefit) expense to that computed by applying the federal statutory rate to (loss) income before income taxes (in thousands):

	Year ended December 31,
	2015	2014
Federal tax expense at the statutory rate	$(8,829)	$1,185
Current year permanent differences	254	61
State income taxes, net of federal tax impact	(613)	(772)
Foreign repatriation, net of foreign tax credits	(3,394)	4,077
Effect of tax rates of foreign subsidiaries	323	(733)
Currency translation effect on temporary differences	(217)	(71)
Change in valuation allowance	11,453	297
Prior year adjustment	3,015	531
Other	0	(6)
	$1,992	$4,569

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

The gross deferred tax asset for the Company’s Mexican subsidiaries was $4,033,000 and $2,556,000 as of December 31, 2015 and 2014, respectively. The net deferred tax asset balance of $2,556,000 at December 31, 2014 is attributable to the Mexican subsidiaries.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As a result of the increased uncertainty surrounding the Company’s forecast of taxable income in Mexico, it was determined that the Company no longer met the “more likely than not” threshold required under ASC 740-10 in order to maintain the Mexico deferred tax asset. Accordingly, the Company recorded a valuation allowance on its net deferred tax asset related to certain non-U.S. tax benefits, resulting in deferred tax expense of $2,230,000 during year ended December 31, 2015. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and non-U.S. tax benefits.

Deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Compensation and benefit accruals	$1,987	$1,665
Inventory valuation	2,840	3,124
Federal and state net operating loss carryforwards	51,460	46,835
Deferred revenue	533	2,573
Accounts receivable allowance	42	113
Defined benefit pension plan	1,766	2,304
Foreign deferred revenue and other provisions	4,033	2,556
AMT credits	185	185
Other	1,526	974
	64,372	60,329
Domestic valuation allowance	(58,682)	(51,914)
Foreign valuation allowance	(4,033)	0
Total deferred tax assets	1,657	8,415

Deferred tax liabilities:
Foreign subsidiaries – unrepatriated earnings	(379)	(3,773)
Depreciation	(1,278)	(2,086)
Total deferred tax liabilities	(1,657)	(5,859)

Net deferred tax asset	$0	$2,556

The ASC Income Tax topic includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financials. Specifically, the guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits as of December 31, 2015 and 2014 was $200,000. There were no changes to the unrecognized tax benefit balance during the years ended December 31, 2015 and 2014.

If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire balance at December 31, 2015 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, the Company does not have an accrual for the payment of tax-related interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2011 through 2014, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

As of December 31, 2015, the Company has no undistributed earnings of foreign subsidiaries that are classified as permanently reinvested. The Company did not repatriate any funds to the U.S during 2015 and expects the repatriation of any available non-U.S. cash holdings during 2016 will be limited to the amount of undistributed earnings as of December 31, 2015.  The loss recognized by the Company’s Mexican operations during 2015 reduced the undistributed earnings of that entity and the Company has therefore recognized a deferred income tax benefit equal to the reduction in the U.S deferred tax liability and a corresponding increase in the deferred tax asset valuation allowance.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(21)	Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. All potential common shares were excluded from diluted earnings per share for the year ended December 31, 2015 and 2014 because the effect of inclusion would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Year ended December 31,
	2015	2014
Loss attributable to stockholders:
Net loss as reported	$(27,216)	$(1,184)
Less dividends declared attributable to restricted award holders	0	(53)
Net loss allocable to common stockholders	$(27,216)	$(1,237)

Loss per common share attributable to stockholders:
Basic	$(1.38)	$(0.06)

Diluted	$(1.38)	$(0.06)

Weighted average shares outstanding – basic	19,688	19,586
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	19,688	19,586

(22)	Segment Information

The Company is organized into two business segments, Sypris Technologies and Sypris Electronics. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies, and workforce skills of the segments. Sypris Technologies provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. Sypris Technologies also manufactures high-pressure closures and other fabricated products. Sypris Electronics provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems. Revenue derived from outsourced services for Sypris Technologies accounted for 61% and 85% of total net revenue in 2015 and 2014, respectively. Revenue derived from outsourced services for Sypris Electronics accounted for 17% and 6% of total net revenue in 2015 and 2014, respectively. There was no intersegment net revenue recognized for any year presented.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents financial information for the reportable segments of the Company (in thousands):

	Year ended December 31,
	2015	2014
Net revenue from unaffiliated customers:
Sypris Technologies	$108,134	$322,262
Sypris Electronics	37,189	32,514
	$145,323	$354,776
Gross profit (loss):
Sypris Technologies	$(790)	$42,021
Sypris Electronics	1,108	(3,191)
	$318	$38,830
Operating (loss) income:
Sypris Technologies	$(13,661)	$25,160
Sypris Electronics	(7,639)	(13,479)
General, corporate and other	(8,344)	(8,961)
	$(29,644)	$2,720
(Loss) income before income taxes:
Sypris Technologies	$(5,131)	$26,454
Sypris Electronics	(7,639)	(13,476)
General, corporate and other	(12,454)	(9,593)
	$(25,224)	$3,385
Depreciation and amortization:
Sypris Technologies	$5,927	$9,374
Sypris Electronics	2,973	945
General, corporate and other	135	90
	$9,035	$10,409
Capital expenditures:
Sypris Technologies	$1,707	$3,725
Sypris Electronics	416	811
General, corporate and other	(298)	723
	$1,825	$5,259

	December 31,
	2015	2014
Total assets:
Sypris Technologies	$38,968	$95,108
Sypris Electronics	23,845	26,874
General, corporate and other	5,299	7,699
	$68,112	$129,681
Total liabilities:
Sypris Technologies	$20,283	$55,505
Sypris Electronics	6,375	8,687
General, corporate and other	21,742	18,601
	$48,400	$82,793

The Company’s export sales from the U.S. totaled $34,830,000 and $58,498,000 in 2015 and 2014, respectively. Approximately $8,889,000 and $111,177,000 of net revenue in 2015 and 2014, respectively, and $5,807,000 and $13,033,000 of long lived assets at December 31, 2015 and 2014, respectively, and net assets of $9,696,000 and $20,388,000 at December 31, 2015 and 2014 relate to the Company’s international operations.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(23)	Subsequent Events

On February 25, 2016, the Company entered into an amendment to the Term Loan and an amendment to the New Credit Facility. The Amendments will have the effect, among other things, of increasing the Company’s borrowing capability under its New Credit Facility and providing for an agreement on use of proceeds from the sale of its Toluca, Mexico property and buildings, as described below. As part of the Amendments, the Company also received an additional $1,000,000 subordinated loan from GFCM, as described below.

As a result of the Term Loan Amendment, the Company deposited $6,000,000 of the proceeds of the Toluca Sale-Leaseback into a Cash Collateral Account, to be held for up to one year as additional collateral for the Term Loan. The Term Loan Amendment further provides that the Company will be permitted to retain the remaining balance of the proceeds from Toluca Sale-Leaseback, and increases the interest rate of the Term Loan by 1.0%.

In addition, under the Amendments, the lenders agreed to reduce the Company’s minimum excess availability provision from $4,000,000 to $3,000,000 to remove certain reserves which had been established against the Company’s “borrowing base.” These changes are estimated to provide the Company with $1,655,000 in additional borrowing capacity under the amended New Credit Facility.

In connection with the Amendments, the Company has retained a financial advisor to review the Company’s existing business plan and make recommendations in the form of a revised business plan. If the Company meets certain milestones as determined by the Term Loan lender after its review of such plan, up to $1,000,000 may be released from the Cash Collateral Account to the Company. The Company’s obligations under each of the New Credit Facility and the Term Loan, as amended, continue to be guaranteed by the Company’s U.S. subsidiaries and are secured by a first priority lien on substantially all assets of the Company and the guarantors. Each of the Amendments contains certain customary representations, warranties and covenants.

In connection with the Amendments, the Company received the proceeds of a $1,000,000 subordinated loan (the “Loan”) from GFCM. The amendment increases the aggregate amount previously loaned by GFCM to the Company from $5,500,000 to $6,500,000. All principal and interest on the Promissory Note will be due and payable at maturity on January 30, 2019. All other terms of the original Promissory Note remain in place.

On March 9, 2016, Sypris Technologies Mexico, S. de R.L. de C.V. (“Seller”), a subsidiary of the Company, concluded its sale of the Toluca property pursuant to an agreement with Promotora y Desarrolladora Pulso Inmobiliario, S.C. (together with its affiliates and assignees, “Buyer”) for 215,000,000 Mexican Pesos, or approximately, $12,100,000 in U.S. currency. Simultaneously, the Seller and the Buyer entered a long-term lease of the 9 acres currently occupied by Seller and needed for its ongoing business in Toluca (collectively, the “Toluca Sale-Leaseback”).

In connection with the Term Loan Amendment noted above, the Company had agreed to deposit $6,000,000 of the proceeds of the Toluca Sale-Leaseback into a Cash Collateral Account, to be held for one year as additional collateral for the Term Loan, and this deposit was made on March 9, 2016. On March 9, 2016, the Term Loan lender also consented to the Toluca Sale-Leaseback and released all liens on the assets associated with that sale.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2015. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we concluded that as of December 31, 2015, Sypris’ internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.     Executive Compensation

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2015 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2015,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	1,222,000	(1)	$2.33	3,476,021	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	1,222,000		$2.33	3,476,021

(1)	Consists of 1,222,000 outstanding options under the 2010 Omnibus Plan.

(2)	Shares remaining available for issuance under the 2015 Omnibus Plan.

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

10.1.1

Joinder and Amendment No. 1 to Loan Documents between PNC Bank, National Association, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of February 10, 2015 incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-K filed on March, 31, 2015 (Commission File No. 000-24020)).

10.1.2

Amendment No. 2 to Loan Documents between PNC Bank, National Association, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of March 12, 2015 (incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-K filed on March, 31, 2015 (Commission File No. 000-24020)).

10.1.3

Amendment No. 3 to Loan Documents between PNC Bank, National Association, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of July 2, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 18, 2015 (Commission File No. 000-24020)).

10.1.4

Amendment No. 4 to Loan Documents between PNC Bank, National Association, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of September 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 17, 2015 (Commission File No. 000-24020)).

Exhibit
Number	Description

10.2

Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of March 12, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on March, 31, 2015 (Commission File No. 000-24020)).

10.2.1

Amended Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of June 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 18, 2015 (Commission File No. 000-24020)).

10.2.2

Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of October 30, 2015.

10.2.3

Security Agreement between Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. and Gill Family Capital Management, Inc., dated as of March 12, 2015 (incorporated by reference to Exhibit 10.2.1 to the Company’s Form 10-K filed on March, 31, 2015 (Commission File No. 000-24020)).

10.3

Promissory Note between Meritor Heavy Vehicle Systems, LLC, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of July 2, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 18, 2015 (Commission File No. 000-24020)).

10.3.1

Amended and Restated Promissory Note between Meritor Heavy Vehicle Systems, LLC, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of September 30, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 17, 2015 (Commission File No. 000-24020)).

10.3.2

Asset Purchase Agreement between Meritor Heavy Vehicle Systems, LLC and Sypris Solutions, Inc. dated as of July 9, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 18, 2015 (Commission File No. 000-24020)).

10.3.3

Access Agreement between Meritor Heavy Vehicle Systems, LLC, Gill Family Capital Management, Inc. and Sypris Technologies Kenton, Inc., Sypris Technologies, Inc. and Sypris Solutions, Inc. dated as of July 9, 2015 (incorporated by reference to Exhibit 10.4.1 to the Company’s Form 10-Q filed on August 18, 2015 (Commission File No. 000-24020)).

10.3.4

Accommodation Agreement between Meritor Heavy Vehicle Systems, LLC, Gill Family Capital Management, Inc. and Sypris Technologies Kenton, Inc., Sypris Technologies, Inc. and Sypris Solutions, Inc. dated as of July 9, 2015 (incorporated by reference to Exhibit 10.4.2 to the Company’s Form 10-Q filed on August 18, 2015 (Commission File No. 000-24020)).

Exhibit
Number	Description

10.3.5

Amended Promissory Note between Meritor Heavy Vehicle Systems, LLC, Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of July 9, 2015 (incorporated by reference to Exhibit 10.4.3 to the Company’s Form 10-Q filed on August 18, 2015 (Commission File No. 000-24020)).

10.4

Amended and Restated Loan and Security Agreement dated October 30, 2015 among Siena Lending Group, LLC and Sypris Solutions, Inc., Sypris Data Systems, Inc., Sypris Electronics, LLC, Sypris Technologies, Inc., Sypris Technologies International, Inc., Sypris Technologies Kenton, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., and Sypris Technologies Southern, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2015 (Commission File No. 000-24020)).

10.5

Loan and Security Agreement dated October 30, 2015 among Great Rock Capital Partners Management, LLC and Sypris Solutions, Inc., Sypris Data Systems, Inc., Sypris Electronics, LLC, Sypris Technologies, Inc., Sypris Technologies International, Inc., Sypris Technologies Kenton, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., and Sypris Technologies Southern, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 3, 2015 (Commission File No. 000-24020)).

10.6

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

10.6.1

Agreement related to Fifth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated October 12, 2006, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.8.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 filed on March 14, 2007 (Commission File No. 000-24020)).

10.6.2

Agreement related to Sixth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated August 13, 2008, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2008 filed on November 5, 2008 (Commission File No. 000-24020)).

10.7*

Sypris Solutions, Inc., Directors Compensation Program As Amended and Restated Effective February 24, 2004 and as amended December 15, 2004, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2004 (Commission File No. 000-24020)).

10.8*

Sypris Solutions, Inc. Directors Compensation Program adopted on September 1, 1995 Amended and Restated on December 17, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 (Commission File No. 000-24020)).

10.9*	Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995 Amended and Restated on January 21, 2016.

10.10*	Form of Discretionary Director Restricted Stock Award Agreement.

10.11*

2004 Sypris Equity Plan effective as of April 27, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

Exhibit
Number	Description

10.12*

2010 Sypris Omnibus Plan effective as of May 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2010 (Commission File No. 333-166951)).

10.13*

2015 Sypris Omnibus Plan effective as of May 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2015 (Commission File No. 333-204299)).

10.14*	Form of Eighteen Month Restricted Stock Award Agreement.

10.15*	Form of Three Year Restricted Stock Award Agreement.

10.16*	Form of Four Year Non-Qualified Stock Option Award Agreement.

10.17*	Form of Five Year Non-Qualified Stock Option Award Agreement.

10.18*

Amended Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers and Other Key Employees (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on August 5, 2005 (Commission File No. 000-24020)).

10.19*

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

10.21*

Form of Employment Agreement between Sypris Solutions, Inc. and participants in the Sypris Solutions, Inc. Executive Long-Term Incentive Program for 2015 dated as of March 5, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on March 31, 2015 (Commission File No. 000-24020)).

10.22

Preliminary Settlement Agreement between Sypris Solutions, Inc., and Dana Corporation (Debtor in Possession) dated May 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2006 (Commission File No. 000-24020)).

10.23

Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007, replaces redacted copy of Settlement Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2008 (Commission File No. 000-24020)).

10.24

Redacted copy of Supply Agreement with Dana Corporation signed on July 24, 2007 and effective as of August 7, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 2, 2007 (Commission File No. 000-24020)).

21	Subsidiaries of the Company

23.1	Consent of Crowe Horwath LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2016.

SYPRIS SOLUTIONS, INC.
(Registrant)
/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2016:

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