Form 10-Q
period 2016-04-03
SYPRIS SOLUTIONS INC
filed 2016-05-18
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended April 3, 2016

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

As of May 9, 2016, the Registrant had 21,310,044 shares of common stock outstanding.

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended
	April 3,	April 5,
	2016	2015
	(Unaudited)
Net revenue:
Outsourced services	$19,757	$31,872
Products	7,181	5,137
Total net revenue	26,938	37,009
Cost of sales:
Outsourced services	20,977	35,786
Products	5,234	4,380
Total cost of sales	26,211	40,166
Gross profit (loss)	727	(3,157)
Selling, general and administrative	6,503	9,118
Research and development	124	333
Severance	484	285
Operating loss	(6,384)	(12,893)
Interest expense, net	876	334
Other (income), net	(2,162)	(179)
Loss before taxes	(5,098)	(13,048)
Income tax expense (benefit), net	1	(15)
Net loss	$(5,099)	$(13,033)
Loss per share:
Basic	$(0.26)	$(0.66)
Diluted	$(0.26)	$(0.66)

Weighted average shares outstanding:
Basic	19,702	19,650
Diluted	19,702	19,650
Dividends declared per common share	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Three Months Ended
	April 3,	April 5,
	2016	2015
	(Unaudited)
Net loss	$(5,099)	$(13,033)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(30)	(658)
Comprehensive loss	$(5,129)	$(13,691)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	April 3,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,306	$1,349
Restricted cash – current	6,000	0
Accounts receivable, net	13,470	12,394
Inventory, net	20,795	20,192
Other current assets	3,410	4,459
Assets held for sale	0	3,230
Total current assets	45,981	41,624
Property, plant and equipment, net	24,158	22,178
Other assets	3,242	3,090
Total assets	$73,381	$66,892
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,276	$11,311
Accrued liabilities	14,750	11,661
Revolving credit facility	2,581	2,132
Current portion of long-term debt and capital lease obligations	1,906	1,714
Total current liabilities	29,513	26,818
Long-term debt and capital lease obligations	11,208	8,780
Note payable – related party	6,500	5,500
Other liabilities	11,214	6,082
Total liabilities	58,435	47,180
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,311,736 shares issued and 21,265,044 outstanding in 2016 and 20,826,236 shares issued and 20,776,544 outstanding in 2015	213	208
Additional paid-in capital	152,435	152,077
Retained deficit	(111,911)	(106,812)
Accumulated other comprehensive loss	(25,790)	(25,760)
Treasury stock, 46,692 and 49,692 shares in 2016 and 2015, respectively	(1)	(1)
Total stockholders’ equity	14,946	19,712
Total liabilities and stockholders’ equity	$73,381	$66,892

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Three Months Ended
	April 3,	April 5,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,099)	$(13,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,953	2,180
Stock-based compensation expense	363	206
Deferred revenue recognized	0	(2,170)
Deferred loan costs recognized	205	77
Gain on the sale of assets	(2,370)	0
Provision for excess and obsolete inventory	25	82
Other noncash items	137	(183)
Contributions to pension plans	0	(77)
Changes in operating assets and liabilities:
Accounts receivable	(1,066)	17,303
Inventory	(630)	(1,047)
Other current assets	423	(691)
Accounts payable	(1,048)	(7,046)
Accrued and other liabilities	2,397	(916)

Net cash used in operating activities	(4,710)	(5,315)

Cash flows from investing activities:
Capital expenditures, net	(40)	(295)
Proceeds from sale of assets	11,066	0
Change in restricted cash	(6,000)	0

Net cash provided by (used in) investing activities	5,026	(295)

Cash flows from financing activities:
Principal payments on Term Loan	(429)	0
Proceeds from related party note payable	1,000	4,000
Net change in debt under New Revolving Credit Agreement	449	0
Net change in debt under Credit Facility	0	(1,051)
Debt issuance and modification costs	(379)	(440)
Indirect repurchase of shares of minimum statutory tax withholdings	0	(77)
Cash dividends paid	0	(410)

Net cash provided by financing activities	641	2,022

Net increase (decrease) in cash and cash equivalents	957	(3,588)

Cash and cash equivalents at beginning of period	1,349	7,003

Cash and cash equivalents at end of period	$2,306	$3,415

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)           Nature of Business

All references to “Sypris,” the “Company,” “we” or “our” include Sypris Solutions, Inc. and its wholly-owned subsidiaries. Sypris is a diversified provider of outsourced services and specialty products. The Company performs a wide range of manufacturing, engineering, design, and other technical services, often under multi-year, sole-source contracts with corporations and government agencies in the markets for truck components and assemblies and aerospace and defense electronics. The Company provides such services through its two segments, Sypris Technologies, Inc. (Sypris Technologies) and Sypris Electronics, LLC (Sypris Electronics). See Note 11, “Segment Data,” to the consolidated financial statements.

(2)           Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico and the United Kingdom (U.K.) and serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended April 3, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2015 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)           Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was originally effective for us on January 1, 2017; however, in July 2015 the FASB decided to defer the effective date by one year. Early application is not permitted, but reporting entities may choose to adopt the standard as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its results of operations, financial position and cash flows. The Company does not intend to early adopt this standard.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU 2015-03. In August 2015 the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 was issued to address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements that were not found in ASU 2015-03. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and should be applied retrospectively. Early adoption is permitted. The Company adopted this guidance January 1, 2016. As a result of adoption, debt issuance costs of $1,220,000 were reclassified from assets to reduce long-term-debt as of December 31, 2015.

In July 2015, the FASB issued ASU No. 2015-11, which simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with a lower of cost or net realizable value test. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The new guidance must be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) requiring an entity to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement. ASU 2016-09 will also require an entity to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. ASU 2016-09 becomes effective for the Company during the first quarter 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

(4)           Management’s Recovery Plans

Given the Company’s loss of market share in commercial vehicle manufacturing in early 2015 due to the nonrenewal of a supply agreement with Dana Holding Corporation (“Dana”), and the recent unfavorable growth trends and softness in commercial vehicle manufacturing and the oil and gas markets served by the Company, management has developed various profit recovery and protection plans and is evaluating strategic alternatives to optimize asset values in each of the Company’s segments. Management has engaged advisors during various periods to provide recommendations for cost reductions and other actions that can be taken to improve profitability. Management prepared a revised forecast during March 2016 with plans to further reduce costs, optimize cash flow and remain in compliance with its debt covenant requirements throughout 2016. The Company completed a number of its profit recovery and protection actions during 2015 and the first quarter of 2016, including: (i) the sale of certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment, (ii) reductions in workforce at all locations, and (iii) other reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments. The Company restructured its debt and has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM’) in the form of subordinated promissory note obligations totaling $6,500,000 in principal through the first quarter of 2016.

Demand in the commercial vehicle industry has softened beginning in the fourth quarter of 2015 along with other durable and non-durable goods sectors in the North America economy. Management has identified additional cost reduction actions in the Sypris Technologies segment. Reductions in selling, general and administrative expense and labor expense were implemented during the first quarter of 2016, and additional cost reductions are planned during the second and third quarters. Although the expected benefits of the cost reductions will be partially offset by the impact of minor investments and severance required to enable the cost reductions, the actions are expected to contribute to improved liquidity during 2016.

Management has identified a number of new customer opportunities that are expected to provide higher gross margin opportunities, even at lower volumes. Management is implementing operational efficiencies that are expected to enable reductions in the machinery set-up time for new commercial vehicle orders which should enable the Company to quote on customer requirements that are higher margin but with somewhat shorter run lengths. These new business activities are anticipated to enable the Company to diversify its revenue sources over a larger and more profitable customer base.

One of the additional actions implemented by management during the first quarter of 2016 was to consummate the sale and partial lease back of its facility located in Toluca Mexico, which generated gross proceeds of approximately $12,182,000. Of these proceeds, $6,000,000 was deposited into a cash collateral account, to be held for up to one year as additional collateral for the Term Loan (see Note 10 “Debt”). Management will continue to operate in Toluca, but given the reduction in Sypris Technologies’ revenues in 2015 and the overall downturn in the commercial vehicle markets beginning in the fourth quarter of 2015, management determined that the underutilized Toluca real estate value could be better optimized with a sale and lease back arrangement where some but not all of the facility would continue to be occupied and managed by Sypris Technologies.

The oil and gas industry has experienced significant price erosion, and as a result the Company’s customers are delaying capital expenditures that support their growth and maintenance projects. The Company has identified some capacity reallocation opportunities between plants in the United States and Mexico. The Company has initiated the process of qualifying production for certain components in Mexico that are currently produced in the United States and completed the qualification for the first group of these components. The Company expects this capacity reallocation will accelerate during 2016 as the capital necessary to fund the reallocation becomes available and the qualification process for the production is complete.

Sypris Electronics has continued to invest in a number of product development projects. The Company was awarded a significant engineering services contract in the defense sector in March 2016. Nevertheless, the Company has identified certain cost reduction and cash flow enhancements in the Sypris Electronics segment that are targeted to be implemented during the second and third quarters of 2016, which are not expected to adversely impact the future growth in the Sypris Electronics segment.

Sypris Electronics has filed a number of patent applications for technology related to its new SiOMetricsTM hardware authentication solutions, which may enable the Company to address commercial markets for infrastructure and the Internet of Things (IoT). New commercial opportunities in automotive, industrial controls, communications, infrastructure, utilities, automation, aviation, retail, and personal communication devices could benefit from the technology that Sypris Electronics has patented or for which it has patents pending. Sypris Electronics now provides a platform of layered security protocols that will enable customers in a number of industries to tailor the security solutions to their individual requirements. Management has taken steps to diversify its product and service offerings in the Sypris Electronics segment. The Company intends to be less dependent upon the Defense markets and better positioned to take advantage of the rapidly growing commercial security and encryption markets going forward.

Management has identified certain cost reductions at the corporate headquarters that are expected to improve profitability and cash flow throughout 2016. Salary reductions and other SG&A cost reductions were implemented during the first quarter of 2016 that management believes will continue to benefit the Company throughout future periods. Additional cost reductions have been identified in the area of professional services, administration and lease expenses.

(5)           Morganton Sale

On July 9, 2015, the Company entered into an asset purchase agreement (the “Agreement”) to sell certain assets used in the Company’s manufacturing facility in Morganton, North Carolina, to its largest customer, Meritor, Inc. (“Meritor”). The Company retained the Morganton plant’s axle shaft manufacturing lines and certain related assets, intellectual property and inventories, which were transitioned to the Company’s Louisville, Kentucky plant in October 2015. All other Morganton equipment, related assets and intellectual property were sold to Meritor (the “Morganton Sale”) for $10,500,000 in cash paid at the closing and other consideration. Meritor purchased related inventories and accounts receivable and assumed or released certain accounts payable and other accrued liabilities, for $2,000,000 (subject to customary post-closing adjustments to actual). Meritor also purchased the Morganton building and real estate for $3,200,000. The total proceeds received of $15,700,000, primarily in consideration for the Morganton sale, were used to pay down the Company’s prior senior secured debt. As a result of the Morganton sale, the Company recognized a gain of $7,744,000.

At closing, the parties also entered into an amendment to a secured promissory note with Meritor in an original principal amount of $3,047,000 (the “Meritor Note”) to increase the principal balance by $412,000, effective July 9, 2015. The parties also agreed to increase the Meritor Note by an additional $321,000 in September 2015 to reflect certain roof repairs required at the Morganton facility. The Company repaid the Meritor Note on October 30, 2015.

(6)           Toluca Sale-Leaseback

On October 30, 2015, the Company entered into a non-binding letter of intent to sell and lease-back its property and buildings in Toluca, Mexico, which is part of the Sypris Technologies Group. As such, the Company concluded that the assets qualified for Assets Held for Sale accounting in accordance with ASC 205 as of December 31, 2015. The assets had a net book value of $3,230,000 as of December 31, 2015.

On March 9, 2016, Sypris Technologies Mexico, S. de R.L. de C.V. (“Seller”), a subsidiary of the Company, concluded its sale of the 24-acre Toluca property pursuant to an agreement with Promotora y Desarrolladora Pulso Inmobiliario, S.C. (together with its affiliates and assignees, “Buyer”) for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. currency. Simultaneously, the Seller and the Buyer entered a long-term lease of the 9 acres and buildings currently occupied by Seller and needed for its ongoing business in Toluca (collectively, the “Toluca Sale-Leaseback”). The Company incurred transaction related expenses of $1,116,000. The Company deposited $6,000,000 of the proceeds from the sale-leaseback into a Cash Collateral Account, to be held for up to one year as additional collateral for the Term Loan (see Note 10 “Debt” for further discussion on the Term Loan). This amount has been classified as restricted cash on the consolidated balance sheets as of April 3, 2016.

As a result of the Toluca Sale-Leaseback, the Company initially recorded a capital lease of $3,315,000, which is included in property plant and equipment. The Company recorded a gain on the sale of $2,370,000 during the three months ended April 3, 2016, which is included in other income, net in the consolidated income statement, and recorded a deferred gain of $5,537,000, which will be recognized over the ten year lease term. The Company’s base rent, which is denominated in U.S. currency, is $936,000 annually, adjusted based on U.S. CPI with certain cap conditions.

The following assets have been segregated and included in assets held for sale in the consolidated balance sheet as of December 31, 2015 (in thousands):

December 31,
2015
Land and land improvements	$1,568
Buildings and building improvements	3,658
Accumulated depreciation	(1,996)
Property, plant and equipment, net	$3,230

(7)           Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended April 3, 2016 and April 5, 2015, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended
	April 3,	April 5,
	2016	2015
	(Unaudited)
Loss attributable to stockholders:
Net loss as reported	$(5,099)	$(13,033)
Less distributed and undistributed earnings allocable to restricted awarded holders	0	0
Less dividends declared attributed to restricted awarded holders	0	0
Net loss allocable to common stockholders	$(5,099)	$(13,033)
Loss per common share attributable to stockholders:
Basic	$(0.26)	$(0.66)
Diluted	$(0.26)	$(0.66)
Weighted average shares outstanding – basic	19,702	19,650
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	19,702	19,650

(8)           Inventory

Inventory consists of the following (in thousands):

	April 3,	December 31,
	2016	2015
	(Unaudited)
Raw materials	$12,638	$12,388
Work in process	10,718	10,366
Finished goods	3,060	3,167
Reserve for excess and obsolete inventory	(5,621)	(5,729)
	$20,795	$20,192

(9)           Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	April 3,	December 31,
	2016	2015
	(Unaudited)
Land and land improvements	$219	$219
Buildings and building improvements	18,305	18,305
Machinery, equipment, furniture and fixtures	127,135	123,935
Construction in progress	717	759
	146,376	143,218
Accumulated depreciation	(122,218)	(121,040)
	$24,158	$22,178

(10)     Debt

Debt outstanding consists of the following (in thousands):

	April 3,	December 31,
	2016	2015
	(Unaudited)
Current:
Revolving Credit facility	$2,581	$2,132
Current portion of long term debt	1,714	1,714
Current portion of capital lease obligation	192	0
Current debt	$4,487	$3,846
Long Term:
Term loan	$9,571	$10,000
Note payable – related party	6,500	5,500
Capital lease obligation	3,123	0
Less unamortized debt issuance and modification costs	(1,486)	(1,220)
Long term debt net of unamortized debt costs	$17,708	$14,280

The Company adopted new accounting guidance effective January 1, 2016 which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct reduction of the carrying amount of the related debt. Upon adoption, the Company reclassified $1,220,000 from other assets to long-term debt to reflect this guidance in the comparable balance as of December 31, 2015.

Note Payable – Related Party

During 2015, the Company received the proceeds of subordinated indebtedness from GFCM in an amount of $5,500,000. On February 26, 2016, the Company further amended the GFCM note to increase the amount by $1,000,000 to $6,500,000. GFCM is an entity controlled by the Company’s president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.00% per year. All principal and interest on the promissory note, as amended, will be due and payable on January 30, 2019.

Revolving Credit Facility and Term Loan

On October 30, 2015, the Company secured debt financing consisting of a $12,000,000 term loan (“Term Loan”) and a $15,000,000 revolving credit facility (“Revolving Credit Facility”). Proceeds from the two new financing arrangements (collectively the “Loan Agreements”) were used in part to repay the senior secured debt with a prior lender and the Meritor Note. Borrowing availability under the Revolving Credit Facility is determined by a weekly borrowing base collateral calculation that includes specified percentages of the value of eligible accounts receivable and inventory, less certain reserves and subject to certain other adjustments. Borrowing availability under the Term Loan is also evaluated using a separate borrowing base collateral calculation that includes designated percentages of real estate, machinery and equipment appraisals, in each case less certain reserves and subject to certain other adjustments. If the appraised value of such collateral causes the Term Loan borrowing base to fall below the then current Term Loan balance, the Company is required to make a partial prepayment of such difference and related fees.

On February 25, 2016, the Company entered into an amendment (the “Term Loan Amendment”) to the Term Loan and an amendment (the “Revolving Credit Amendment”) to the Revolving Credit Facility (together, the “Amendments”). The Amendments increased the Company’s borrowing capability under its Revolving Credit Facility and provided for an agreement on use of proceeds from the sale of its Toluca, Mexico property and buildings, as described below.

As a result of the Term Loan Amendment, the Company deposited $6,000,000 of the proceeds of the sale-leaseback of its Toluca, Mexico property and buildings (the “Toluca Sale-Leaseback”) into a Cash Collateral Account, to be held for up to one year as additional collateral for the Term Loan. Amounts deposited in the Cash Collateral Account that are subsequently used to pay down the principal of the Term Loan must be accompanied by an additional amount equal to the present value of the avoided interest associated with that principal payment. If the Company meets certain milestones as determined by the lender after its review of the Company’s revised business plan, up to $1,000,000 may be released from the Cash Collateral Account to the Company. The Term Loan Amendment also permitted the Company to retain the remaining balance of the proceeds from Toluca Sale-Leaseback, and increased the interest rate of the Term Loan by 1.0%.

In addition, under the Amendments, the Company’s minimum excess availability provision was reduced from $4,000,000 to $3,000,000. The lender further agreed to remove certain reserves which had been established against the Company’s “borrowing base.” These changes are estimated to provide the Company with $1,655,000 in additional borrowing capacity under the Revolving Credit Facility.

Based on the above mentioned calculation, at April 3, 2016, the Company had actual total borrowing base availability under the Revolving Credit Facility of $5,897,000 of which it had drawn $2,581,000, leaving $3,316,000 still available for borrowing, $3,000,000 of which was reserved for compliance with the minimum excess availability provisions of the Revolving Credit Facility. Along with an unrestricted cash balance of $2,306,000, the Company had total cash and available borrowing capacity of $2,622,000 as of April 3, 2016. Approximately $2,192,000 of this unrestricted cash balance related to the Company’s Mexican subsidiaries.

The Company’s obligations under each of the Revolving Credit Facility and the Term Loan, as amended, continue to be guaranteed by the Company’s U.S. subsidiaries and are secured by a first priority lien on substantially all assets of the Company and the guarantors.

The Loan Agreements, as amended, contain a number of customary representations and warranties, affirmative, negative and financial maintenance covenants, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing each lender. If the Company’s borrowing availability under the Revolving Credit Facility falls below $3,000,000, the Company must maintain a fixed charge coverage ratio of at least 1 to 1, as measured on a trailing twelve months’ basis.

Non-compliance with the Company’s debt covenants would provide the debt holders with certain contractual rights, including the right to demand immediate repayment of all outstanding borrowings.  Since the nonrenewal of Sypris Technologies’ supply agreement with Dana (see Note 4 “Management’s Recovery Plans”), the Company has also experienced negative cash flows from consolidated operations, which could hamper or materially increase the costs of the Company’s ability to comply with such covenants.  The Company’s consolidated financial statements have been prepared assuming the ongoing realization of assets, satisfaction of liabilities and continuity of operations as a going concern in the ordinary course of business, but there can be no assurances that the Company’s current initiatives, forecasts and plans will ultimately succeed, which could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.

The classification of debt as of April 3, 2016 and December 31, 2015 considers debt outstanding under the Loan Agreements on a long-term basis. However, the Revolving Credit Facility allows the lender to establish certain reserves against the borrowing base which could, under certain circumstances, cause a potential event of default. Because such an event is not objectively measureable in advance and because the Company is required to maintain a lock-box arrangement, ASC 470-10-45 requires the otherwise long-term revolving advances to be classified as a current liability. As a result, all borrowings under the Revolving Credit Facility have been classified in the accompanying consolidated balance sheets as a current liability.

Capital Lease Obligation

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property pursuant to an agreement with Promotora y Desarrolladora Pulso Inmobiliario, S.C. (together with its affiliates and assignees, “Buyer”) for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. currency. Simultaneously, the Company entered a long-term lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca (see Note 6 “Toluca Sale-Leaseback”). The Company incurred transaction related expenses of $1,116,000.

The Company recorded a gain on the sale of $2,370,000 during the three months ended April 3, 2016, which is included in other income, net in the consolidated income statement, and recorded a deferred gain of $5,537,000, which will be recognized over the ten year lease term. The Company’s base rent, which is denominated in U.S. currency, is $936,000 annually, adjusted based on U.S. CPI with certain cap conditions. As a result of the Toluca Sale-Leaseback, the Company initially recorded a capital lease obligation of $3,315,000 for the building.

The future minimum payments for capital leases as of April 3, 2016 are as follows (in thousands):

Capital Lease
2016 (remaining 9 months)	$396
2017	503
2018	549
2019	549
2020	503
Thereafter	2,834
Total future payments	5,334
Less: Amount representing interest	(2,019)
Present value of future minimum payments	3,315
Less: Current portion	(192)
Long term portion	$3,123

(11)         Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	April 3,	April 5,
	2016	2015
	(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$17,827	$28,070
Sypris Electronics	9,111	8,939
	$26,938	$37,009
Gross profit (loss):
Sypris Technologies	$(656)	$(4,104)
Sypris Electronics	1,383	947
	$727	$(3,157)
Operating loss:
Sypris Technologies	$(2,974)	$(9,368)
Sypris Electronics	(1,060)	(1,590)
General, corporate and other	(2,350)	(1,935)
	$(6,384)	$(12,893)

	April 3,	December 31,
	2016	2015
	(Unaudited)
Total assets:
Sypris Technologies	$39,098	$38,968
Sypris Electronics	24,547	23,845
General, corporate and other	9,736	4,079
	$73,381	$66,892

(12)         Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets as of April 3, 2016 and December 31, 2015 was $867,000 and $830,000, respectively. The Company’s warranty expense for the three months ended April 3, 2016 and April 5, 2015 was $37,000 and $64,000, respectively.

Additionally, the Company sells three and five-year extended warranties for certain link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of April 3, 2016 and December 31, 2015, the Company had deferred revenue of $413,000 and $495,000, respectively, related to extended warranties.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications either from companies previously owning these facilities or from purchasers of those facilities. As of April 3, 2016 and December 31, 2015, no amounts were accrued for any environmental matters.

As of April 3, 2016, the Company had outstanding purchase commitments of approximately $8,236,000, primarily for the acquisition of inventory and manufacturing equipment.

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

During the fourth quarter of 2015, the Company gave notification regarding its intention to not renew the lease for its Tampa, FL facility, which will expire on December 31, 2016. During the first quarter of 2016, the Company entered into lease negotiations to extend the current lease for a smaller portion of the facility, but was unable to reach an agreement on the economics of a lease renewal with its current landlord. On May 3, 2016, the Company entered a lease for an alternative facility, which it expects to occupy upon the expiration of the current lease (see Note 17, “Subsequent Events”). The Company, Sypris Electronics and the landlord of the Tampa facility are currently involved in litigation over certain terms of the lease (see Item 1, “Legal Proceedings”). As such, it is reasonably possible that the Company may be required to make certain repairs to the current facility upon exit. The current estimate of the Company’s reasonably possible loss contingency is from no liability to $4,000,000. While the Company intends to vigorously dispute these claims, the Company accrued $500,000 during the three months ended April 3, 2016 related to its estimated potential obligation under the lease. This accrual is included in accrued liabilities in the Company’s consolidated balance sheet as of April 3, 2016.

(13)         Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 35% and for its foreign operations at a statutory rate of 30% in 2016 and 2015. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

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

As of April 3, 2016 and December 31, 2015, the Company has no undistributed earnings of foreign subsidiaries that are classified as permanently reinvested. The Company did not repatriate any funds to the U.S. during 2015 and expects the repatriation of any available non-U.S. cash holdings during 2016 will be limited to the amount of undistributed earnings as of December 31, 2015.  The loss recognized by the Company’s Mexican operations during 2015 and the first quarter of 2016 reduced the undistributed earnings of that entity and the Company has therefore recognized a deferred income tax benefit equal to the reduction in the U.S deferred tax liability and a corresponding increase in the deferred tax asset valuation allowance. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate.

(14)         Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended
	April 3,	April 5,
	2016	2015
	(Unaudited)
Service cost	$3	$4
Interest cost on projected benefit obligation	426	434
Net amortizations of actuarial loss	174	170
Expected return on plan assets	(496)	(564)
	$107	$44

(15)         Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	April 3,	December 31,
	2016	2015
	(Unaudited)
Foreign currency translation adjustments	$(9,584)	$(9,554)
Employee benefit related adjustments – U.S.	(16,177)	(16,177)
Employee benefit related adjustments – Mexico	(29)	(29)
Accumulated other comprehensive loss	$(25,790)	$(25,760)

(16)     Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at April 3, 2016 under the Revolving Credit Facility and Term Loan approximates fair value, and is based upon a market approach (Level 2).

(17)     Subsequent Events

On May 3, 2016, Sypris Electronics entered into an office and light manufacturing facility lease agreement (the “Lease”) to lease approximately 49,386 rentable square feet (the “Premises”) of a building beginning in January 2017. The base rent payments associated with the Lease will be approximately $7,131,000 over the 11 year term of the Lease, and the Company estimates that operating expenses owed to the landlord over the term of the Lease will be approximately $1,980,000. So long as Sypris Electronics is not in default of the Lease beyond any applicable notice and cure period, the base rent for months 1-24 will be abated by 50% and operating expenses will be abated 100% for months 1-6, and 50% for months 7-24. Additionally, Sypris Electronics’ obligations under the Lease have been guaranteed by the Company.

The Company has the right to extend the term of the Lease for five years, then the successive right to extend the term for an additional five years. Subject to certain terms and conditions, the Company also has the right to sublease, assign or transfer the Premises.

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

Sypris Technologies Outlook

In North America, production levels for light, medium and heavy duty trucks steadily increased from a low in the depressed economic environment of 2008 and 2009 through 2015, but are anticipated to decrease from 2015 to 2016. Production levels for the remainder of 2016 are expected to remain relatively consistent with the lower levels experienced in the first quarter of 2016 and increase slightly in 2017. Oil and gas markets, served by our engineered products line of Tube Turns® products, have been impacted, as some of our customers’ revenues and near term capital expenditures have declined along with oil prices generally. However, the oil and gas outlook appears to be stabilizing as oil prices show signs of recovery and domestic pipeline projects continue to be active.

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

Sypris Electronics’ revenue had declined from 2009 through 2014 primarily due to our inability to replace the declining demand for certain legacy products and services with competitive new offerings. However, revenues increased in 2015 and in the first quarter of 2016, and we have begun to generate revenue from the ramp-up of new electronic manufacturing services and other technical service programs. The Company is continuing to develop new products and pursue new programs to attempt to fully replace our legacy programs within Sypris Electronics.

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

As a result, the Company expects ongoing uncertainty within this segment in the near term. For the longer term, we are continuing to evaluate various alternatives, including new investments in products and programs to further improve the attractiveness of our business portfolio, with a specific emphasis on trusted solutions for identity management, cryptographic key distribution and cyber analytics, among other strategies. There can be no assurance that the Company’s investment in and efforts to introduce any new products and services will result in new business or revenue. In addition, while the Company continues to evaluate and implement cost reduction measures in this segment, the Company may not be able to reduce its cost structure to offset the impact of lower revenues. The Company is considering all of its strategic alternatives, including potential divestitures and further cost reductions or other downsizing measures, which could be costly and adversely impact our financial performance.

Management’s Recovery Plans

Given the loss of a significant customer in early 2015 and unfavorable growth trends and softness in commercial vehicle manufacturing and the oil and gas markets served by Sypris Technologies, management has developed various profit recovery and protection plans and is evaluating strategic alternatives to optimize asset values in each of the Company’s segments. Management has engaged advisors during various periods to provide recommendations for cost reductions and actions that can be taken to improve profitability. Management prepared a revised forecast during March 2016 with plans to further reduce costs, optimize cash flow and remain in compliance with its debt covenant requirements throughout 2016. The Company completed a number of profit recovery and protection actions in 2015 and the first quarter of 2016, including: (i) the sale of certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment, (ii) reduction in workforce at all locations, and (iii) other reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments.

Additionally, in 2015, the Company’s debt was restructured, and the Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”), an entity controlled by the Company’s president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill, in the form of subordinated promissory note obligations totaling $6.5 million in principal through the first quarter of 2016.

During the first quarter of 2016, the Company generated additional liquidity through the sale and partial lease back of its facility located in Toluca, Mexico, which generated gross proceeds of approximately $12.2 million. Of these proceeds, $6.0 million was deposited into a cash collateral account to be held for up to one year as additional collateral for the Term Loan (see Note 6 “Toluca Sale-Leaseback and Note 10 “Debt” to the consolidated financial statement in this Form 10-Q). Management will continue to operate in Toluca, but given the loss of a key customer in 2015 and the overall downturn in the commercial vehicle markets, management determined that the underutilized Toluca real estate value could be better optimized with a sale and lease back arrangement where some but not all of the facility would continue to be occupied and managed by Sypris Technologies. The Company’s base rent on the lease, which is denominated in U.S. currency, is $0.9 million annually, adjusted based on U.S. CPI with certain cap conditions.

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

Management has identified a number of new customer opportunities that are expected to provide higher gross margin opportunities, even at lower volumes. Management is implementing operational efficiencies that are expected to enable reductions in the machinery set-up time for new commercial vehicle orders which should enable the Company to quote on customer requirements that are higher margin but with somewhat shorter run lengths. These new business activities are anticipated to enable the Company to diversify its revenue sources over a larger and more profitable customer base.

The oil and gas industry has experienced significant price erosion, and as a result, the Company’s customers are delaying capital expenditures that support their growth and maintenance projects. The Company has identified some capacity reallocation opportunities between plants in the United States and Mexico. The Company has initiated the process of qualifying production for certain components in Mexico that are currently produced in the United States and completed the qualification for the first group of these components. The Company expects the capacity reallocation will accelerate during 2016 as the capital necessary to fund the reallocation becomes available and the qualification process for the production is complete.

Sypris Electronics has continued to invest in a number of product development projects. The Company was awarded a significant engineering services contract in the defense sector during the first quarter of 2016. Nevertheless, the Company has identified certain cost reduction and cash flow enhancements in the Sypris Electronics segment that can be implemented during the second and third quarters that are not expected to impact the future growth in the Sypris Electronics segment.

Sypris Electronics has filed a number of patent applications for technology related to its new SiOMetricsTM hardware authentication solutions, which may enable the Company to address commercial markets for infrastructure and the Internet of Things (IoT) markets. New commercial opportunities in the automotive, industrial controls, communications, infrastructure, utilities, automation, aviation, retail, and personal communication devices could benefit from the technology that Sypris Electronics has patented or for which it has patents pending. Sypris Electronics now provides a platform of layered security protocols that will enable customers in a number of industries to tailor the security solutions to their individual requirements. Management has taken steps to diversify its product and service offerings in the Sypris Electronics segment whereby the Company intends to be less dependent upon the Defense markets and better positioned to take advantage of the rapidly growing commercial security and encryption markets going forward.

Management has identified certain cost reductions at the corporate headquarters that are expected to improve profitability and cash flow throughout 2016. Salary reductions and other selling, general and administrative cost reductions were implemented during the first quarter of 2016 that management believes will continue to benefit the company throughout future periods. Additional cost reductions have been identified in the area of professional services, administration and lease expense.

Our failure or inability to realize our key financial objectives could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.

Results of Operations

The table below compares our segment and consolidated results for the first quarterly period of operations of 2016 to the first quarterly period of operations of 2015. It presents the results for each period, the change in those results from 2015 to 2016 in both dollars and as a percentage, as well as the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended April 3, 2016 Compared to Three Months Ended April 5, 2015

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	April 3,	April 5,	Favorable	Favorable	April 3,	April 5,
	2016	2015	(Unfavorable)	(Unfavorable)	2016	2015
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$17,827	$28,070	$(10,243)	(36.5)%	66.2%	75.8%
Sypris Electronics	9,111	8,939	172	1.9	33.8	24.2
Total	26,938	37,009	(10,071)	(27.2)	100.0	100.0

Cost of sales:
Sypris Technologies	18,483	32,174	13,691	42.6	103.7	114.6
Sypris Electronics	7,728	7,992	264	3.3	84.8	89.4
Total	26,211	40,166	13,955	34.7	97.3	108.5

Gross profit (loss):
Sypris Technologies	(656)	(4,104)	3,448	84.0	(3.7)	(14.6)
Sypris Electronics	1,383	947	436	46.0	15.2	10.6
Total	727	(3,157)	3,884	NM	2.7	(8.5)

Selling, general and administrative	6,503	9,118	2,615	28.7	24.1	24.6
Research and development	124	333	209	62.8	0.5	0.9
Severance	484	285	(199)	(69.8)	1.8	0.8
Operating loss	(6,384)	(12,893)	6,509	50.5	(23.7)	(34.8)

Interest expense, net	876	334	(542)	(162.3)	3.2	0.9
Other (income), net	(2,162)	(179)	1,983	NM	(8.0)	(0.5)

Loss before taxes	(5,098)	(13,048)	7,950	60.9	(18.9)	(35.2)
Income tax expense (benefit), net	1	(15)	(16)	NM	—	—

Net loss	$(5,099)	$(13,033)	$7,934	60.9	(18.9)%	(35.2)%

Net Revenue. Sypris Technologies primarily derives its revenue from manufacturing services and product sales. Net revenue for Sypris Technologies decreased 36.5% or $10.2 million for the first quarter of 2016 compared to the first quarter of 2015. The loss of the trailer axle revenue with the sale of assets in Morganton accounted for $4.8 million of the decline. Additionally, the Company experienced a decrease in revenue of $5.4 million in the first quarter of 2016 as compared to the first quarter of 2015 resulting primarily from lower demand from customers in the commercial vehicle industry.

Sypris Electronics derives its revenue from product sales and technical outsourced services. Net revenue for Sypris Electronics for the first quarter of 2016 increased 1.9% or $0.2 million compared to the same period in 2015, reflecting new cyber related sales and an increase in product sales. Partially offsetting this was a decrease in electronic manufacturing services due the completion of a program in 2015.

Gross Profit. Sypris Technologies’ gross profit increased $3.4 million to a loss of $0.7 million in the first quarter of 2016 as compared to a loss of $4.1 million in the first quarter of 2015. The Company experienced productivity challenges in the prior year period as a result of the significant loss of business from a key customer. Sypris Technologies has continued to adjust its fixed overhead structure in order to better align with current volumes, resulting in improvements in gross profit. Additionally, depreciation expense decreased $0.7 million in the first quarter of 2016 as compared to the first quarter of 2015, primarily as a result of the sale of the Morganton assets in 2015. Partially offsetting this was a decrease in gross profit of $0.9 million resulting from the decrease in volume attributable to lower demand from customers in the commercial vehicle industry.

Sypris Electronics’ gross profit increased $0.4 million to $1.4 million in the first quarter of 2016 as compared to $0.9 million for the first quarter of 2015. The improvement in gross profit was primarily as a result of a favorable mix in sales of higher margin products and services in addition to a reduction in the overhead structure from the prior year.

Selling, General and Administrative. Selling, general and administrative expense decreased $2.6 million to $6.5 million in the first quarter of 2016 as compared to $9.1 million for the same period in 2015 primarily as a result of a decrease in legal expenses regarding contract negotiations and the related dispute with a key customer, as the litigation is currently estimated to be substantially complete. Additionally, the Company initiated various cost reduction activities in 2015 in response to the loss of a significant customer including employee compensation and headcount reductions and the sale of the Company’s Morganton facility (See Note 5, “Morganton Sale” to the consolidated financial statement in this Form 10-Q). Partially offsetting this was an increase in consulting fees related to our debt refinancing and cash management efforts and a $0.5 million accrual for a contingent liability related to the exit of one of our leased facilities (See Note 12 “Commitments and Contingencies” to the consolidated financial statements in this Form 10-Q).

Research and Development. Research and development costs were $0.1 million in the first quarter of 2016 as compared to $0.3 million for the same period of 2015 in support of the Sypris Electronics’ self-funded product and technology development activities.

Severance. Severance costs were $0.5 million for the first quarter of 2016 as compared to $0.3 million for the first quarter of 2015, and were comprised exclusively of headcount reductions within Sypris Technologies (See Note 4 “Management’s Recovery Plans” to the consolidated financial statements in this Form 10-Q).

Interest Expense. Interest expense for the first quarter of 2016 increased $0.5 million to $0.8 million from $0.3 million for the first quarter of 2015. The weighted average interest rate increased to 11.2% in the first quarter of 2016 as compared to 4.7% in the first quarter of 2015. The increase in interest expense is a result of the Revolving Credit Facility and Term Loan entered into in the fourth quarter of 2015 and the note payable to GFCM, which increased the Company’s interest rate structure (see Note 10 “Debt” to the consolidated financial statements in this Form 10-Q). Interest expense is expected to increase going forward. Additionally, our weighted average debt outstanding increased to $20.2 million for the first quarter of 2016 from $16.5 million during the first quarter of 2015.

Other (Income), Net. The Company recognized other income, net of $2.2 million for the first quarter of 2016 compared to $0.2 million for the first quarter of 2015. Other income, net for the first quarter of 2016 includes $2.4 million related to the gain recognized on the sale lease-back transaction of our Toluca, Mexico facility completed during the first quarter of 2016 (See Note 6 “Toluca Sale-Leaseback” to the consolidated financial statements in this Form 10-Q). The gain was partially offset by foreign currency related losses of $0.3 million recognized in the first quarter of 2016.

Other income, net for the first quarter of 2015 includes gains of $0.1 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

Liquidity and Capital Resources

As described in more detail elsewhere in this report, as a result of the loss of a key customer, the Company experienced substantially reduced levels of revenue and cash flows in 2015. Additionally, softness in the commercial vehicle market, which began in the fourth quarter of 2015, has continued through the first quarter of 2016 and is expected to continue through the remainder of the year. These developments have required us to reexamine our strategies and cut our costs significantly. Reductions in our available liquidity have also required closer monitoring of the timing of our capital expenditures and cash flows in order to manage our business operations.

In response, we took significant actions during 2015 to pursue new business opportunities with existing and potential customers, identify alternative uses for the related assets and other contingency plans, including the sale of certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment. In 2015, we received approximately $15.7 million in total consideration for the Morganton Sale and related transactions, all of which were applied to pay down our senior secured debt (See Note 5 “Morganton Sale” to the consolidated financial statements in this Form 10-Q). On October 30, 2015, the Company’s prior senior secured debt was replaced by the Loan Agreements and paid in full. In addition, the Company has received three cash infusions from GFCM, in the form of subordinated promissory note obligations totaling $6,500,000 in principal through the first quarter of 2016.

Additionally, during the first quarter of 2016 and, in compliance with the Loan Agreements, the Company entered into a sale lease-back agreement with Promotora y Desarrolladora Pulso Inmobiliario, S.C. (“Pulso”) whereby we sold the entire facility and leased back the portion of the facility currently occupied by the Company in Toluca, Mexico, for our continued use as a manufacturing facility for ten years commencing upon the execution of the lease and terminating on March 9, 2026 (“Toluca Sale-Leaseback”). The Company’s base rent, which is denominated in U.S. currency, is $0.9 million annually, adjusted based on U.S. CPI with certain cap conditions. The transaction generated gross proceeds of 215.0 million Mexican Pesos, or approximately $12.2 million dollars in U.S. currency.

Revolving Credit Facility and Term Loan. On October 30, 2015, the Company entered into Loan Agreements providing for a $12.0 million Term Loan and a $15.0 million Revolving Credit Facility. Proceeds from the Loan Agreements were used to repay the prior senior secured debt and the Meritor Note. Borrowing availability under the Revolving Credit Facility is determined by a weekly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable and inventory, less certain reserves and subject to certain other adjustments. Borrowing availability under the Term Loan is also evaluated using a separate borrowing base collateral calculation that includes designated percentages of real estate, machinery and equipment appraisals, in each case less certain reserves and subject to certain other adjustments. If the appraised values of such collateral causes the Term Loan borrowing base to fall below the then current Term Loan balance, the Company can be required to make a partial prepayment of such difference and related fees.

On February 25, 2016, the Company entered into an amendment (the “Term Loan Amendment”) to the Term Loan and an amendment (the “Revolving Credit Facility Amendment”) to the Revolving Credit Facility (together, the “Amendments”). The Amendments had the effect, among other things, of increasing the Company’s borrowing capability under its Revolving Credit Agreement and providing for an agreement on the use of proceeds from the Toluca Sale-Leaseback, as described below. As part of the Amendments, the Company also received an additional $1.0 million subordinated loan from GFCM, as described below.

As a result of the Term Loan Amendment, the Company deposited $6.0 million of the proceeds of the Toluca Sale-Leaseback into a Cash Collateral Account, to be held for one year as additional collateral for the Term Loan. Amounts deposited in the Cash Collateral Account that are subsequently used to pay down the principal of the Term Loan must be accompanied by an additional amount equal to the present value of the avoided interest associated with the principal payment. The Term Loan Amendment further provides that the Company will be permitted to retain the remaining balance of the proceeds from Toluca Sale-Leaseback, and increases the interest rate of the Term Loan by 1.0%.

In addition, under the Term Loan Amendment and Revolving Credit Facility Amendment, the Company’s minimum excess availability provisions were reduced from $4.0 million to $3.0 million. The lender further agreed to remove certain reserves which were counted against the Company’s “borrowing base.” These changes are estimated to provide the Company with approximately $1.7 million in additional borrowing capacity under the Revolving Credit Facility.

In connection with the Amendments, the Company retained a financial advisor to review the Company’s existing business plan and make recommendations in the form of a revised business plan. If the Company meets certain milestones as determined by the lender after its review of such plan, up to $1.0 million may be released from the Cash Collateral Account to the Company.

The Company’s obligations under each of the Revolving Credit Facility and the Term Loan, as amended, continue to be guaranteed by the Company’s U.S. subsidiaries and are secured by a first priority lien on substantially all assets of the Company and the guarantors. Each of the Revolving Credit Facility Amendment and the Term Loan Amendment contains certain customary representations, warranties and covenants.

The Loan Agreements contain a number of affirmative, negative and financial maintenance covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing each lender. If the Company’s borrowing availability under the Revolving Credit Facility falls below $3.0 million, the Company must maintain a fixed charge coverage ratio of at least 1 to 1, as measured on a trailing twelve months’ basis.

Based on the borrowing base calculation at April 3, 2016, the Company had actual total availability for borrowing under the Revolving Credit Facility of $5.9 million, of which we had drawn $2.6 million, leaving $3.3 million still available for borrowing, $3.0 million of which was reserved for compliance with the minimum excess availability provisions of the Revolving Credit Facility. Along with an unrestricted cash balance of $2.3 million, we had total cash and borrowing capacity of $2.6 million as of April 3, 2016. Approximately $2.2 million of the unrestricted cash balance relates to the Company’s Mexican subsidiaries. It is anticipated that the Company will utilize a substantial portion of its borrowing availability from time to time in the ordinary course of business.

Non-compliance with the Company’s debt covenants would provide the debt holders with certain contractual rights, including the right to demand immediate repayment of all outstanding borrowings.  Since the loss of the Dana business (see Note 4 “Management’s Recovery Plans” to the consolidated financial statements in this Form 10-Q), the Company has also experienced negative cash flows from operating activities which could hamper or materially increase the costs of the Company’s ability to comply with such covenants.  The Company’s consolidated financial statements have been prepared assuming the ongoing realization of assets, satisfaction of liabilities and continuity of operations as a going concern in the ordinary course of business, but there can be no assurances that the Company’s current initiatives and plans will ultimately succeed, which could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.

The Company is considering opportunities to support its cash flow from operations in 2016 through other investing activities. The Company is exploring alternatives to monetize certain assets of the Company for values in excess of the availability being provided under the Loan Agreements, thereby generating additional sources of liquidity for the Company.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations including the success of our revenue recovery plans. Based upon our current forecast for 2016, we expect to be able to meet the financial covenants of our Loan Agreements, and we believe that we will have sufficient liquidity to finance our operations throughout 2016. Although we believe the assumptions underlying our current forecast are reasonable, we have considered the possibility of even lower revenues and other risks. If we are unable to achieve our forecasted revenue, or if our costs are higher than expected, we may be required to revise our recovery plans to provide for additional cost-cutting measures or to consider other strategic alternatives.

If we have insufficient cash flow to fund our liquidity needs and are unable to raise additional capital, we would risk being in default under our Revolving Credit Facility and Term Loan, unless our lenders agreed to modify or waive such requirements. In such circumstances, we believe that the Company would have the continuing ability to sell certain of its assets if necessary to repay its outstanding indebtedness. However, there can be no assurances that such efforts will succeed, and if we sold such assets we may be unable to pursue certain opportunities for new revenues that are part of our recovery plan and we may be required to defer our planned capital expenditures (See Note 10 “Debt” to the consolidated financial statements in this Form 10-Q).

Gill Family Capital Management Note. In connection with the amendments to the prior senior secured debt, the Company received the proceeds of new subordinated indebtedness from GFCM in an amount of $5.5 million (“GFCM Note”). On February 26, 2016, the Company amended the GFCM Note to increase the amount to $6.5 million in connection with the amendments to the Revolving Credit Facility and Term Loan. GFCM is an entity controlled by the Company’s president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year and all principal and interest on the promissory note will be due and payable on the maturity date, January 30, 2019.

Purchase Commitments. We also had purchase commitments totaling approximately $8.2 million at April 3, 2016, primarily for inventory.

Cash Flows

Operating Activities. Net cash used in operating activities was $4.7 million in the first quarter of 2016, as compared to $5.3 million in the same period of 2015. The aggregate increase in accounts receivable in 2016 resulted in the usage of cash of $1.1 million. The aggregate decrease in accounts payable, resulted in a usage of cash of $1.0 million. Partially offsetting this was an increase in accrued and other liabilities resulting in an increase in cash of $2.4 million.

Investing Activities. Net cash provided by investing activities was $5.0 million for the first quarter of 2016 as compared to cash used of $0.3 million for the first quarter of 2015. As a result of the Toluca Sale-Leaseback transaction completed in the first quarter of 2016, the Company received net cash proceeds of $11.1 million. As required under the Term Loan Amendment, the Company deposited $6.0 million of the proceeds of the Toluca Sale-Leaseback into a Cash Collateral Account, to be held for one year as additional collateral for the Term Loan. Capital expenditures in both periods represented maintenance levels of investment.

Financing Activities. Net cash provided by financing activities was $0.6 million in the first quarter of 2016 as compared to $2.0 million during the first quarter of 2015. Net cash provided by financing activities in the first quarter of 2015 included proceeds from the subordinated note from Gill Family Capital Management of $1.0 million and an increase in debt under the Revolving Credit Facility of $0.5 million. Partially offsetting this were principal payments on the Term Loan of $0.4 million and financing fees of $0.4 million in conjunction with the amendments of our Revolving Credit Facility and Term Loan during the first quarter of 2016.

Net cash used provided by financing activities in the first quarter of 2015 included proceeds from the subordinated note from Gill Family Capital Management of $4.0 million partially offset by a senior secured debt reduction of $1.1 million, dividend payments of $0.4 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation. Additionally, we paid $0.4 million in financing fees in conjunction with the amendment of our senior secured debt in the first quarter of 2015.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no significant changes in our critical accounting policies during the three months ended April 3, 2016.

Forward-looking Statements

This Quarterly Report on Form 10-Q, and our other oral or written communications, may contain “forward-looking” statements. These statements may include our expectations or projections about the future of our business, industries, business strategies, prospects, potential acquisitions, liquidity, financial condition or financial results and our views about developments beyond our control, including domestic or global economic conditions, trends and market developments. These statements, including those outlined in management’s recovery plan, are based on management’s views and assumptions at the time originally made, and, except as required by law, we undertake no obligation to update these statements, even if, for example, they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views will come to pass, and undue reliance should not be placed on these forward-looking statements.

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our failure to develop and implement plans to mitigate the impact of loss of revenues from Dana or to adequately diversify our revenue sources on a timely basis; orders received may be cancelled or delayed by our customers, and even if we have a contractual right to manufacture and ship such orders, we must balance such rights against our longer term customer relationships; reliance on major customers or suppliers, including the renewal of significant contracts or the continued provision of trade credit terms despite concerns about our financial condition or liquidity; declining markets or market share in our commercial vehicle and energy-related product lines, especially as we attempt to transition from legacy products and services into new market segments, customers and technologies; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity, including the potentially material costs of our compliance with covenants in, or the potential default under or acceleration of, our new credit facilities; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers; dependence on, retention or recruitment of key employees especially in challenging markets; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; disputes or litigation involving lessor, supplier, customer, employee, landlord, creditor, stockholder, product liability or environmental claims; our ability to successfully develop, launch or sustain new products and programs; inventory valuation risks including excessive or obsolescent valuations; potential impairments, non-recoverability or write-offs of assets or deferred costs; our inability to successfully complete definitive agreements for our targeted acquisitions or divestitures due to negative due diligence findings or other factors; the costs of compliance with our auditing, regulatory or contractual obligations; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; our reliance on third party vendors and sub-suppliers; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; cost and availability of raw materials such as steel, component parts, natural gas or utilities; regulatory actions or sanctions (including FCPA, OSHA and Federal Acquisition Regulations, among others); potential weaknesses in internal controls over financial reporting and enterprise risk management; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; breakdowns, relocations or major repairs of machinery and equipment; pension valuation, health care or other benefit costs; labor relations; strikes; union negotiations; cyber security threats and disruptions; changes or delays in customer budgets, funding or programs; failure to adequately insure or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Part II.     Other Information

Item 1.     Legal Proceedings

We are involved from time to time in litigation and other legal or environmental proceedings incidental to our business. On November 25, 2013, Sypris Technologies, Inc. initiated an arbitration proceeding against Dana Limited under the Non-Administered Arbitration Rules of the International Institute for Conflict Prevention & Resolution alleging that Dana Limited had entered and then repudiated a five year extension of the parties’ long term supply agreement, to run through 2019 or in the alternative had acted in bad faith by refusing to formalize that agreement. On December 30, 2013, Sypris filed a Notice of Supplemental Claims in the same arbitration proceeding, seeking damages for Dana’s alleged breach of the parties’ original 2007 supply agreement; and Dana filed a counterclaim for certain unpaid price rebates. The arbitrator awarded $505,000 to Sypris Technologies and dismissed Dana’s claims. On January 17, 2014, Dana initiated a declaratory judgment action in the Court of Common Pleas for Lucas County, Ohio challenging the arbitrability of the existence and enforceability of the extended supply agreement and seeking a ruling that the extended agreement was unenforceable. On February 28, 2015, the Lucas County Court granted Dana’s motion, which was subsequently upheld by the Sixth District Court of Appeals for Ohio. Our remaining claim of bad faith and Dana’s various potential claims for alleged nonperformance have been mutually released and dismissed effective as of May 2, 2016.

On January 15, 2016, Sypris Electronics initiated a declaratory judgment action in the Circuit Court of Hillsborough County, Florida seeking to resolve certain claims made by Sweetwell Industrial Associates, LLP (“Sweetwell”), in a notice of alleged default under our lease in Tampa, Florida. On February 16, 2016, Sweetwell, the landlord under that lease, filed its answer and counterclaim and its third party complaint against the Company, as a guarantor under the lease. The landlord claims that certain repairs must be made immediately and/or at the end of the current lease term. As such, it is reasonably possible that the Company may be required to make certain repairs to the current facility upon exit. The current estimate of the Company’s reasonably possible loss contingency is from no liability to $4,000,000. While the Company intends to vigorously dispute these claims, the Company accrued $500,000 during the three months ended April 3, 2016 related to its estimated potential obligation under the lease. This accrual is included in accrued liabilities in the Company’s consolidated balance sheet as of April 3, 2016. There are currently no other material pending legal proceedings to which we are a party.

Item 1A.     Risk Factors

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit
Number	Description

10.1	First Amendment to Amended and Restated Loan and Security Agreement between Sypris Solutions, Inc. and Siena Lending Group LLC, dated February 25, 2016.

10.2	First Amendment to Loan and Security Agreement between Sypris Solutions, Inc. and Great Rock Capital Partners Management, LLC, dated February 25, 2016.

10.3	Amended and Restated Promissory Note, issued by Sypris Solutions, Inc. in favor of Gill Family Capital Management, dated February 25, 2016.

10.4	Lease agreement between Promotora y Desarrolladora Pulso Inmobiliario, S.C. and Sypris Technologies Mexico, S. de R.L. de C.V dated January 29, 2016.

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: May 18, 2016	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date: May 18, 2016	By:	/s/ Rebecca R. Eckert
Rebecca R. Eckert)
Controller (Principal Accounting Officer)