Form 10-Q
period 2016-07-03
SYPRIS SOLUTIONS INC
filed 2016-08-17
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended July 3, 2016

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

As of August 5, 2016 the Registrant had 21,307,044 shares of common stock outstanding.

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 3,	July 5,	July 3,	July 5,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$17,587	$32,942	$37,344	$64,814
Products	5,917	7,814	13,098	12,951
Total net revenue	23,504	40,756	50,442	77,765
Cost of sales:
Outsourced services	18,193	35,326	39,170	71,112
Products	4,589	5,464	9,823	9,844
Total cost of sales	22,782	40,790	48,993	80,956
Gross profit (loss)	722	(34)	1,449	(3,191)
Selling, general and administrative	5,241	7,327	11,744	16,445
Research and development	90	195	214	528
Severance	38	281	522	566
Operating loss	(4,647)	(7,837)	(11,031)	(20,730)
Interest expense, net	964	1,154	1,840	1,488
Other (income), net	(409)	(575)	(2,571)	(754)
Loss before taxes	(5,202)	(8,416)	(10,300)	(21,464)
Income tax expense (benefit)	1	0	2	(15)
Net loss	$(5,203)	$(8,416)	$(10,302)	$(21,449)
Loss per share:
Basic	$(0.26)	$(0.43)	$(0.52)	$(1.09)
Diluted	$(0.26)	$(0.43)	$(0.52)	$(1.09)

Weighted average shares outstanding:
Basic	19,749	19,701	19,725	19,675
Diluted	19,749	19,701	19,725	19,675
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Loss

 (in thousands)

	Three Months Ended		Six Months Ended
	July 3,	July 5,	July 3,	July 5,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net loss	$(5,203)	$(8,416)	$(10,302)	$(21,449)
Other comprehensive loss
Foreign currency translation adjustments	(669)	(395)	(699)	(1,053)
Comprehensive loss	$(5,872)	(8,811)	$(11,001)	$(22,502)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

 Consolidated Balance Sheets

 (in thousands, except for share data)

	July 3, 2016	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,819	$1,349
Restricted cash – current	6,000	0
Accounts receivable, net	12,277	12,394
Inventory, net	20,622	20,192
Other current assets	3,624	4,459
Assets held for sale	0	3,230
Total current assets	44,342	41,624

Property, plant and equipment, net	22,330	22,178
Other assets	3,142	3,090
Total assets	$69,814	$66,892
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,949	$11,311
Accrued liabilities	14,504	11,661
Revolving credit facility	4,853	2,132
Current portion of long-term debt and capital lease obligations	1,912	1,714
Total current liabilities	32,218	26,818

Long-term debt and capital lease obligations	10,862	8,780
Note payable – related party	6,500	5,500
Other liabilities	10,820	6,082
Total liabilities	60,400	47,180

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,359,736 shares issued and 21,307,044 outstanding in 2016 and 20,826,236 shares issued and 20,776,544 outstanding in 2015	213	208
Additional paid-in capital	152,775	152,077
Retained deficit	(117,114)	(106,812)
Accumulated other comprehensive loss	(26,459)	(25,760)
Treasury stock, 52,692 and 49,692 shares in 2016 and 2015, respectively	(1)	(1)
Total stockholders’ equity	9,414	19,712
Total liabilities and stockholders’ equity	$69,814	$66,892

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

 Consolidated Cash Flow Statements

 (in thousands)

	Six Months Ended
	July 3, 2016	July 5, 2015
	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,302)	$(21,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,678	4,950
Stock-based compensation expense	703	501
Deferred revenue recognized	0	(4,200)
Deferred loan costs recognized	435	630
Gain on the sale of assets	(2,391)	0
Provision for excess and obsolete inventory	86	1,125
Other noncash items	(505)	(1,587)
Contributions to pension plans	0	(281)
Changes in operating assets and liabilities:
Accounts receivable	151	25,317
Inventory	(494)	1,400
Other current assets	(215)	(3,006)
Accounts payable	(369)	(14,026)
Accrued and other liabilities	2,237	(355)
Net cash used in operating activities	(6,986)	(10,981)

Cash flows from investing activities:
Capital expenditures, net	(115)	(883)
Proceeds from sale of assets	11,086	0
Change in restricted cash	(6,000)	0
Net cash provided by (used in) investing activities	4,971	(883)

Cash flows from financing activities:
Principal payments on Term Loan	(857)	0
Proceeds from note payable - Meritor	0	3,047
Proceeds from related party note payable	1,000	5,500
Net change in debt under revolving credit agreements	2,721	(251)
Debt issuance and modification costs	(379)	(1,369)
Indirect repurchase of shares of minimum statutory tax withholdings	0	(77)
Cash dividends paid	0	(410)

Net cash provided by financing activities	2,485	6,440

Net increase (decrease) in cash and cash equivalents	470	(5,424)

Cash and cash equivalents at beginning of period	1,349	7,003

Cash and cash equivalents at end of period	$1,819	$1,579

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

 Notes to Consolidated Financial Statements

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.), Mexico and the United Kingdom (U.K.) and serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended July 3, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2015 as presented in the Company’s Annual Report on Form 10-K.

(3)	Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was originally effective for us on January 1, 2017; however, in July 2015 the FASB decided to defer the effective date by one year. Early application is not permitted, but reporting entities may choose to adopt the standard as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its results of operations, financial position and cash flows. The Company does not intend to early adopt this standard.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern. The new guidance requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. The Company does not intend to early adopt this standard. The Company is currently assessing the impact of adopting this ASU on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU 2015-03. In August 2015 the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 was issued to address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements that were not found in ASU 2015-03. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the ASU provides that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and should be applied retrospectively. Early adoption is permitted. The Company adopted this guidance January 1, 2016. As a result of adoption, debt issuance costs of $1,220,000 were reclassified from assets to reduce long-term-debt as of December 31, 2015.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which further clarifies the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued ASU 2016-10, Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients, which includes amendments for enhanced clarification of the guidance. This guidance is effective for fiscal years beginning on or after December 15, 2017 including interim periods within those fiscal years and early adoption is permitted. We are evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

(4)	Management’s Plans

Given the Company’s loss of market share in commercial vehicle manufacturing in early 2015 due to the nonrenewal of a supply agreement with Dana Holding Corporation (“Dana”), and the recent unfavorable growth trends and softness in commercial vehicle manufacturing and the oil and gas markets served by the Company, management has developed various profit recovery and protection plans and is evaluating strategic alternatives to optimize asset values in each of the Company’s segments. Management engaged advisors during various periods to provide recommendations for cost reductions and other actions that can be taken to minimize losses and ultimately return to profitability. Management prepared a revised forecast during early 2016 with plans to further reduce costs, optimize cash flow and remain in compliance with its debt covenant requirements throughout 2016. The Company completed a number of its profit recovery and protection actions during 2015 and the first half of 2016, including: (i) the Toluca Sale-Leaseback (defined below), (ii) the sale of certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment, (iii) reductions in workforce at all locations, and (iv) other reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments. The Company restructured its debt and has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM’) in the form of subordinated promissory note obligations totaling $6,500,000 in principal through the first half of 2016.

Demand in the commercial vehicle industry has softened beginning in the fourth quarter of 2015 along with other durable and non-durable goods sectors in the North America economy. In response to the reduced demand, management implemented reductions in selling, general and administrative expense and labor expense during the first half of 2016. Although the expected benefits of the cost reductions were partially offset by the impact of minor investments and severance required to enable the cost reductions, the actions are expected to contribute to improved liquidity during 2016. Additional cost reductions may be implemented during the second half of 2016 if the market softens further.

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

The oil and gas industry has experienced significant price volatility, and as a result the Company’s customers are delaying capital expenditures that support their growth and maintenance projects. The Company has identified some capacity reallocation opportunities between plants in the United States and Mexico. The Company has initiated the process of qualifying production for certain components in Mexico that are currently produced in the United States and completed the qualification for the first group of these components. The Company expects this capacity reallocation may accelerate during 2016 as the capital necessary to fund the reallocation becomes available and the qualification process for the production is complete.

Management implemented certain cost reductions at the corporate headquarters that are expected to improve profitability and cash flow throughout 2016. Salary reductions and other SG&A cost reductions were implemented during the first half of 2016 that management believes will continue to benefit the Company throughout future periods. Additional cost reductions have been identified in the area of professional services, administration and lease expenses.

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other related assets of Sypris Electronics (the “CSS Sale”) comprised principally of its SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines (see Note 17 “Subsequent Events”). The retained portion of the Sypris Electronics segment will continue to provide electronic manufacturing and design support services to customers in the aerospace, defense, medical and severe environment markets, among others.

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

On March 9, 2016, Sypris Technologies Mexico, S. de R.L. de C.V. (“Seller”), a subsidiary of the Company, concluded its sale of the 24-acre Toluca property pursuant to an agreement with Promotora y Desarrolladora Pulso Inmobiliario, S.C. (together with its affiliates and assignees, “Buyer”) for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. currency. Simultaneously, the Seller and the Buyer entered a long-term lease of the 9 acres and buildings currently occupied by Seller and needed for its ongoing business in Toluca (collectively, the “Toluca Sale-Leaseback”). The Company incurred transaction related expenses of $1,116,000. The Company deposited $6,000,000 of the proceeds from the sale-leaseback into a Cash Collateral Account, to be held for up to one year as additional collateral for the Term Loan (see Note 10 “Debt” for further discussion on the Term Loan). This amount has been classified as restricted cash on the consolidated balance sheets as of July 3, 2016.

As a result of the Toluca Sale-Leaseback, the Company initially recorded a capital lease of $3,315,000, which is included in property plant and equipment. The Company recorded a gain on the sale of $2,370,000 during the six months ended July 3, 2016, which is included in other income, net in the consolidated statement of operations, and recorded a deferred gain of $5,537,000, which will be recognized over the ten year lease term. The Company’s base rent, which is denominated in U.S. currency, is $936,000 annually, adjusted based on U.S. CPI with certain cap conditions.

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

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended July 3, 2016 and July 5, 2015, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 5,	July 3,	July 5,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Loss attributable to stockholders:
Net loss as reported	$(5,203)	$(8,416)	$(10,302)	$(21,449)
Less distributed and undistributed earnings allocable to restricted award holders	0	0	0	0
Less dividends declared attributable to restricted award holders	0	0	0	0
Net loss allocable to common stockholders	$(5,203)	$(8,416)	$(10,302)	$(21,449)

Loss per common share attributable to stockholders:
Basic	$(0.26)	$(0.43)	$(0.52)	$(1.09)
Diluted	$(0.26)	$(0.43)	$(0.52)	$(1.09)

Weighted average shares outstanding – basic	19,749	19,701	19,725	19,675
Weighted average additional shares assuming conversion of potential common shares	0	0	0	0
Weighted average shares outstanding – diluted	19,749	19,701	19,725	19,675

(8)	Inventory

Inventory consists of the following (in thousands):

	July 3, 2016	December 31, 2015
	(Unaudited)
Raw materials	$12,715	$12,388
Work in process	10,790	10,366
Finished goods	2,816	3,167
Reserve for excess and obsolete inventory	(5,699)	(5,729)
	$20,622	$20,192

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	July 3, 2016	December 31, 2015
	(Unaudited)
Land and land improvements	$219	$219
Buildings and building improvements	18,305	18,305
Machinery, equipment, furniture and fixtures	124,821	123,935
Construction in progress	677	759
	144,022	143,218
Accumulated depreciation	(121,692)	(121,040)
	$22,330	$22,178

(10)	Debt

Debt consists of the following:

	July 3, 2016	December 31, 2015
	(Unaudited)
Current:
Revolving Credit facility	$4,853	$2,132
Current portion of long term debt	1,714	1,714
Current portion of capital lease obligation	198	0
Current debt	$6,765	$3,846

Long Term:
Term loan	$9,143	$10,000
Note payable – related party	6,500	5,500
Capital lease obligation	3,066	0
Less unamortized debt issuance and modification costs	(1,347)	(1,220)
Long term debt net of unamortized debt costs	$17,362	$14,280

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

As a result of the Term Loan Amendment, the Company deposited $6,000,000 of the proceeds of the sale-leaseback of its Toluca, Mexico property and buildings (the “Toluca Sale-Leaseback”) into a Cash Collateral Account, to be held as additional collateral for the Term Loan. Amounts deposited in the Cash Collateral Account that are subsequently used to pay down the principal of the Term Loan must be accompanied by an additional amount equal to the present value of the avoided interest associated with that principal payment. The Term Loan Amendment also permitted the Company to retain the remaining balance of the proceeds from Toluca Sale-Leaseback, and increased the interest rate of the Term Loan by 1.0%.

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

The classification of debt as of July 3, 2016 and December 31, 2015 considers debt outstanding under the Loan Agreements on a long-term basis. However, the Revolving Credit Facility allows the lender to establish certain reserves against the borrowing base which could, under certain circumstances, cause a potential event of default. Because such an event is not objectively measureable in advance and because the Company is required to maintain a lock-box arrangement, ASC 470-10-45 requires the otherwise long-term revolving advances to be classified as a current liability. As a result, all borrowings under the Revolving Credit Facility have been classified in the accompanying consolidated balance sheets as a current liability.

On August 16, 2016, the Company repaid the Term Loan in full and paid down the Revolving Credit Facility with proceeds generated from the CSS Sale (see Note 17 “Subsequent Events”). In connection with the repayment of the Term Loan, the $6,000,000 balance of the Cash Collateral Account was released.

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

The Company recorded an initial gain on the sale of $2,370,000 during the six months ended July 3, 2016, which is included in other income, net in the consolidated income statement, and recorded a deferred gain of $5,155,000 as of July 3, 2016, which will be recognized over the ten year lease term. The Company’s base rent, which is denominated in U.S. currency, is $936,000 annually, adjusted based on U.S. CPI with certain cap conditions. As a result of the Toluca Sale-Leaseback, the Company recorded a capital lease obligation of $3,264,000 for the building.

The future minimum payments for capital leases as of July 3, 2016 are as follows (in thousands):

Capital Lease
2016 (remaining 6 months)	$274
2017	503
2018	549
2019	549
2020	503
Thereafter	2,834
Total future payments	5,212
Less: Amount representing interest	(1,948)
Present value of future minimum payments	3,264
Less: Current portion	(198)
Long term portion	$3,066

(11)	Segment Data

The Company is organized into two business groups, Sypris Technologies and Sypris Electronics. These segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies and workforce skills of the segments. Sypris Technologies provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. Sypris Technologies also manufactures high-pressure closures and other fabricated products. Sypris Electronics provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems, trusted solutions for identity management, cryptographic key distribution and cyber analytics (see Note 17 “Subsequent Events”). There was no intersegment net revenue recognized in any of the periods presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 5,	July 3,	July 5,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$14,769	$32,010	$32,596	$60,080
Sypris Electronics	8,735	8,746	17,846	17,685
	$23,504	$40,756	$50,442	$77,765
Gross profit (loss):
Sypris Technologies	$(260)	$581	$(916)	$(3,523)
Sypris Electronics	982	(615)	2,365	332
	$722	$(34)	$1,449	$(3,191)
Operating (loss) income:
Sypris Technologies	$(2,050)	$(2,370)	$(5,024)	$(11,738)
Sypris Electronics	(909)	(3,111)	(1,969)	(4,701)
General, corporate and other	(1,688)	(2,356)	(4,038)	(4,291)
	$(4,647)	$(7,837)	$(11,031)	$(20,730)

	July 3, 2016	December 31, 2016
	(Unaudited)
Total assets:
Sypris Technologies	$36,838	$38,968
Sypris Electronics	23,534	23,845
General, corporate and other	9,442	4,079
	$69,814	$66,892

(12)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets as of July 3, 2016 and December 31, 2015, was $839,000 and $830,000, respectively. The Company’s warranty expense for the six months ended July 3, 2016 and July 5, 2015 was $52,000 and $83,000, respectively.

Additionally, the Company sells three and five-year extended warranties for one of its link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of July 3, 2016 and December 31, 2015, the Company had deferred $330,000 and $495,000, respectively, related to extended warranties.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications either from companies previously owning these facilities or from purchasers of those facilities. As of July 3, 2016 and December 31, 2015, no amounts were accrued for any environmental matters.

As of July 3, 2016, the Company had outstanding purchase commitments of approximately $9,759,000, primarily for the acquisition of inventory and manufacturing equipment.

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

During the fourth quarter of 2015, the Company gave notification regarding its intention to not renew the lease for its Tampa, FL facility, which will expire on December 31, 2016. During the first quarter of 2016, the Company entered into lease negotiations to extend the current lease for a smaller portion of the facility, but was unable to reach an agreement on the economics of a lease renewal with its current landlord. On May 3, 2016, the Company entered a lease for an alternative facility, which it expects to occupy upon the expiration of the current lease. The Company, Sypris Electronics and the landlord of the Tampa facility are currently involved in litigation over certain terms of the lease (see Item 1, “Legal Proceedings”). As such, it is reasonably possible that the Company may be required to make certain repairs to the current facility upon exit. The current estimate of the Company’s reasonably possible loss contingency is from no liability to $4,000,000. While the Company intends to vigorously dispute these claims, the Company accrued $500,000 during the six months ended July 3, 2016 related to its estimated potential obligation under the lease. This accrual is included in accrued liabilities in the Company’s consolidated balance sheet as of July 3, 2016.

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

As of July 3, 2016 and December 31, 2015, the Company has no undistributed earnings of foreign subsidiaries that are classified as permanently reinvested. The Company did not repatriate any funds to the U.S. during 2015 and expects the repatriation of any available non-U.S. cash holdings during 2016 will be limited to the amount of undistributed earnings as of December 31, 2015.  The loss recognized by the Company’s Mexican operations during 2015 and the first half of 2016 reduced the undistributed earnings of that entity and the Company has therefore recognized a deferred income tax benefit equal to the reduction in the U.S deferred tax liability and a corresponding increase in the deferred tax asset valuation allowance. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate.

(14)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 5,	July 3,	July 5,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Service cost	$0	$3	$3	$7
Interest cost on projected benefit obligation	411	411	837	845
Net amortizations, deferrals and other costs	158	177	332	347
Expected return on plan assets	(489)	(558)	(985)	(1,122)
	$80	$33	$187	$77

(15)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	July 3, 2015	December 31, 2015
	(Unaudited)

Foreign currency translation adjustments	$(10,253)	$(9,554)
Employee benefit related adjustments – U.S.	(16,177)	(16,177)
Employee benefit related adjustments – Mexico	(29)	(29)
Accumulated other comprehensive loss	$(26,459)	$(25,760)

(16)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at July 3, 2016 approximates fair value, and is based upon a market approach (Level 2).

(17)	Subsequent Events

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other assets of Sypris Electronics (the “CSS Sale”) comprised principally of its SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines. The assets were sold for $42,000,000 in cash consideration, $1,500,000 of which is to be held in escrow for up to 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company. A portion of the proceeds from the CSS Sale was used to pay off the Term Loan and pay down the outstanding balances under the Revolving Credit Facility. The retained portion of the Sypris Electronics segment will continue to provide electronic manufacturing and design support services to customers in the aerospace, defense, medical and severe environment markets, among others.

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

Sypris Technologies Outlook

In North America, production levels for light, medium and heavy duty trucks steadily increased from a low in the depressed economic environment of 2008 and 2009 through 2015, but are anticipated to decrease from 2015 to 2016. Production levels for the remainder of 2016 are expected to remain relatively consistent with the lower levels experienced in the first half of 2016 and increase slightly in 2017. Oil and gas markets, served by our engineered products line of Tube Turns® products, have been impacted, as some of our customers’ revenues and near term capital expenditures have declined along with oil prices generally. However, the oil and gas outlook appears to be stabilizing as oil prices show signs of recovery and domestic pipeline projects continue to be active.

Sypris Electronics Outlook

We have faced challenges within Sypris Electronics, such as the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally, the emergence of new competitors to our product and service offerings, as well as federal government spending uncertainties in the U.S. and the allocation of funds by the U.S. Department of Defense.

Sypris Electronics’ revenue had declined from 2009 through 2014 primarily due to our inability to replace the declining demand for certain legacy products and services with competitive new offerings. However, revenues increased in 2015 and in the first half of 2016, as we have begun to generate revenue from the ramp-up of new electronic manufacturing services and other technical service programs.

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other assets of Sypris Electronics (the “CSS Sale”) comprised principally of its SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines. The assets were sold for $42.0 million in cash consideration, $1.5 million of which is to be held in escrow for up to 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company. Also on August 16, 2016, approximately $15.5 million of the proceeds from the CSS Sale were used to pay off the Term Loan and pay down the Revolving Credit Facility. In connection with the repayment of the Term Loan, the $6.0 million balance of the Cash Collateral Account was released. See Note 17 “Subsequent Events” to the consolidated financial statements. The retained portion of the Sypris Electronics segment will continue to provide electronic manufacturing and design support services to customers in the aerospace, defense, medical and severe environment markets, among others.

Management’s Plan

Given the Company’s loss of market share in commercial vehicle manufacturing in early 2015 due to the nonrenewal of a supply agreement with Dana Holding Corporation (“Dana”) and unfavorable growth trends and softness in commercial vehicle manufacturing and the oil and gas markets served by Sypris Technologies, management has developed various profit recovery and protection plans and is evaluating strategic alternatives to optimize asset values in each of the Company’s segments. Management engaged advisors during various periods to provide recommendations for cost reductions and actions that can be taken to improve profitability. Management prepared a revised forecast during early 2016 with plans to further reduce costs, optimize cash flow and remain in compliance with its debt covenant requirements throughout 2016. The Company completed a number of profit recovery and protection actions in 2015 and the first half of 2016, including: (i) the Toluca Sale-Leaseback (defined below), (ii) the sale of certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment, (iii) reduction in workforce at all locations, and (iv) other reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments.

Additionally, in 2015, the Company’s debt was restructured, and the Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”), an entity controlled by the Company’s president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill, in the form of subordinated promissory note obligations totaling $6.5 million in principal through the first half of 2016.

During the first half of 2016, the Company generated additional liquidity through the sale and partial lease back of its facility located in Toluca, Mexico, which generated gross proceeds of approximately $12.2 million (the “Toluca Sale-Leaseback”). Of these proceeds, $6.0 million was deposited into a cash collateral account to be held as additional collateral for the Term Loan (see Note 6 “Toluca Sale-Leaseback and Note 10 “Debt” to the consolidated financial statements in this Form 10-Q). Management will continue to operate in Toluca, but given the loss of Dana as a key customer in 2015 and the overall downturn in the commercial vehicle markets, management determined that the underutilized Toluca real estate value could be better optimized with a sale and lease back arrangement where some but not all of the facility would continue to be occupied and managed by Sypris Technologies. The Company’s base rent on the lease, which is denominated in U.S. currency, is $0.9 million annually, adjusted based on U.S. CPI with certain cap conditions.

Demand in the commercial vehicle industry has softened beginning in the fourth quarter of 2015 along with other durable and non-durable goods sectors in the North America economy. In response to the reduced demand, management implemented reductions in selling, general and administrative expense and labor expense during the first half of 2016. Although the expected benefits of the cost reductions were partially offset by the impact of minor investments and severance required to enable the cost reductions, the actions are expected to contribute to improved liquidity during 2016. Additional cost reductions may be implemented during the second half of 2016 if the market softens further.

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

The oil and gas industry has experienced significant price volatility, and as a result, the Company’s customers are delaying capital expenditures that support their growth and maintenance projects. The Company has identified some capacity reallocation opportunities between plants in the United States and Mexico. The Company has initiated the process of qualifying production for certain components in Mexico that are currently produced in the United States and completed the qualification for the first group of these components. The Company expects the capacity reallocation may accelerate during 2016 as the capital necessary to fund the reallocation becomes available and the qualification process for the production is complete.

Management has identified certain cost reductions at the corporate headquarters that are expected to improve profitability and cash flow throughout 2016. Salary reductions and other selling, general and administrative cost reductions were implemented during the first half of 2016 that management believes will continue to benefit the company throughout future periods. Additional cost reductions have been identified in the area of professional services, administration and lease expense.

Subsequent to the end of the second quarter and in connection with the CSS Sale, management has initiated the process of preparing a long-term business plan for the business units retained by Sypris Electronics after the divestiture. Management intends to include in its plan a continuing effort to grow and diversify its electronic manufacturing service business and the identification of opportunities for cost reductions and cash flow enhancements for the retained portion of the business.

Results of Operations

The tables below compare our segment and consolidated results for the three and six month periods of operations of 2016 to the three and six month periods of operations of 2015. The tables present the results for each period, the change in those results from 2015 to 2016 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended July 3, 2016 Compared to Three Months Ended July 5, 2015

	Three Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	July 3,	July 5,	Favorable	Favorable	July 3,	July 5,
	2016	2015	(Unfavorable)	(Unfavorable)	2016	2015
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$14,769	$32,010	$(17,241)	(53.9)%	62.8%	78.5%
Sypris Electronics	8,735	8,746	(11)	(0.1)	37.2	21.5
Total	23,504	40,756	(17,252)	(42.3)	100.0	100.0

Cost of sales:
Sypris Technologies	15,029	31,429	16,400	52.2	101.8	98.2
Sypris Electronics	7,753	9,361	1,608	17.2	88.8	107.0
Total	22,782	40,790	18,008	44.1	96.9	100.1

Gross profit (loss):
Sypris Technologies	(260)	581	(841)	(144.8)	(1.8)	1.8
Sypris Electronics	982	(615)	1,597	259.7	11.2	(7.0)
Total	722	(34)	756	NM	3.1	(0.1)

Selling, general and administrative	5,241	7,327	2,086	28.5	22.3	18.0
Research and development	90	195	105	53.8	0.4	0.5
Severance	38	281	243	86.5	0.2	0.7
Operating loss	(4,647)	(7,837)	3,190	40.7	(19.8)	(19.2)

Interest expense, net	964	1,154	190	16.5	4.1	2.8
Other (income), net	(409)	(575)	(166)	(28.9)	(1.7)	(1.4)

Loss before taxes	(5,202)	(8,416)	3,214	38.2	(22.1)	(20.6)
Income tax (benefit) expense, net	1	—	(1)	NM	—	—

Net loss	$(5,203)	$(8,416)	$3,213	38.2	(22.1)%	(20.6)%

Six Months Ended July 3, 2016 Compared to Six Months Ended July 5, 2015.

	Six Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Six Months Ended
	July 3,	July 5,	Favorable	Favorable	July 3,	July 5,
	2016	2015	(Unfavorable)	(Unfavorable)	2016	2015
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$32,596	$60,080	$(27,484)	(45.7)%	64.6%	77.3%
Sypris Electronics	17,846	17,685	161	0.9	35.4	22.7
Total	50,442	77,765	(27,323)	(35.1)	100.0	100.0

Cost of sales:
Sypris Technologies	33,512	63,603	30,091	47.3	102.8	105.9
Sypris Electronics	15,481	17,353	1,872	10.8	86.7	98.1
Total	48,993	80,956	31,963	39.5	97.1	104.1

Gross profit (loss):
Sypris Technologies	(916)	(3,523)	2,607	74.0	(2.8)	(5.9)
Sypris Electronics	2,365	332	2,033	612.3	13.3	1.9
Total	1,449	(3,191)	4,640	NM	2.9	(4.1)

Selling, general and administrative	11,744	16,445	4,701	28.6	23.3	21.1
Research and development	214	528	314	59.5	0.4	0.7
Severance	522	566	44	7.8	1.0	0.7
Operating (loss) income	(11,031)	(20,730)	9,699	46.8	(21.8)	(26.7)

Interest expense, net	1,840	1,488	(352)	(23.7)	3.7	1.9
Other (income), net	(2,571)	(754)	1,817	NM	(5.1)	(1.0)

(Loss) income before taxes	(10,300)	(21,464)	11,164	NM	(20.4)	(27.6)
Income tax (benefit) expense, net	2	(15)	(17)	NM	—	—

Net (loss) income	$(10,302)	$(21,449)	$11,147	NM	(20.4)%	(27.6)%

\

Net Revenue. Sypris Technologies derives its revenue from manufacturing services and product sales. Net revenue for Sypris Technologies for the three and six month periods ended July 3, 2016 decreased $17.2 million and $27.5 million from the prior year comparable periods, respectively. The loss of the trailer axle revenue with the sale of assets in Morganton accounted for $7.5 million and $12.4 million of the decline, respectively. Additionally, the Company experienced a decrease in revenue of $10.6 million and $16.4 million in the three and six months ended July 3, 2016 resulting primarily from lower demand from customers in the commercial vehicle and oil and gas industries. Partially offsetting this were increases of $0.9 million and $1.3 million for the three and six months ended July 3, 2016, respectively, resulting from new business with existing customers.

Sypris Electronics derives its revenue from product sales and technical outsourced services. Net revenue for Sypris Electronics remained flat for the three months ended and increased $0.2 million for the six months ended July 3, 2016 from the prior year comparable periods. The Company experienced an increase in engineering services and cyber revenue during the periods which was offset by a decrease in engineering manufacturing services due to the completion of a program in 2015.

Gross Profit. Sypris Technologies’ gross profit decreased to a loss of $0.3 million for the three months ended July 3, 2016, and increased $2.6 million to a loss of $0.9 million for the six months ended July 3, 2016. The Company experienced productivity challenges in the prior year period as a result of the significant loss of business from Dana. Sypris Technologies has continued to adjust its fixed overhead structure in order to better align with current volumes, resulting in improvements in gross profit. Additionally, depreciation expense decreased $0.4 million and $0.9 million for the three and six months ended July 3, 2016, respectively, primarily as a result of the sale of the Morganton assets in 2015. Offsetting this was a decrease in gross profit of $2.1 million $3.1 million for the three and six months ended July 3, 2016, respectively, resulting from the decrease in volume attributable to lower demand from customers in the commercial vehicle and oil and gas industries.

Sypris Electronics’ gross profit increased $1.6 million and $2.0 million for in the three and six month periods ended July 3, 2016, respectively. The improvement in gross profit for the three and six months ended July 3, 2016 was primarily as a result of a favorable mix in sales of higher margin products and services in addition to a reduction in the overhead structure from the prior year comparable periods.

Selling, General and Administrative. Selling, general and administrative expense decreased by $2.1 million and $4.7 million for the three and six month periods ended July 3, 2016, respectively, as compared to the same periods in 2015 primarily as a result of a decrease in legal expenses regarding contract negotiations and the related dispute with Dana, as the litigation is substantially complete. Additionally, the Company initiated various cost reduction activities in 2015 in response to the loss of Dana including employee compensation and headcount reductions and the sale of the Company’s Morganton facility (See Note 5, “Morganton Sale” to the consolidated financial statement in this Form 10-Q). Partially offsetting this was a $0.5 million accrual for a contingent liability related to the exit of one of our leased facilities recorded during the first six months of 2016 (see Note 12 “Commitments and Contingencies” to the consolidated financial statements in this Form 10-Q).

Research and Development. Research and development costs were $0.1 million and $0.2 million for the three and six months ended July 3, 2016, respectively, as compared to $0.2 million and $0.5 million for three and six month comparable 2015 periods in support of Sypris Electronics’ self-funded product and technology development activities.

Severance. Severance costs were negligible for three months ended and $0.5 million for the six months ended July 3, 2016 and were comprised exclusively of headcount reductions within Sypris Technologies (See Note 4 “Management’s Plans” to the consolidated financial statements in this Form 10-Q).

Interest Expense. Interest expense for the three months ended July 3, 2016 decreased $0.2 million to $1.0 million as compared to $1.2 million for the three months ended July 5, 2015. The prior year comparable period included the partial write-off of unamortized loan costs in conjunction with the amendment to the prior credit facility.

Interest expense for the six months ended July 3, 2016 increased $0.4 million to $1.8 million primarily due to an increase in interest rates as a result of the Revolving Credit Facility and Term Loan entered into in the fourth quarter of 2015 and the note payable to GFCM, which increased the Company’s interest rate structure (see Note 10 “Debt” to the consolidated financial statements in this Form 10-Q).

Our weighted average debt outstanding was $22.1 million and $21.1 million for the three and six month periods of 2016, respectively, as compared to $23.5 million and $20.6 million during the three and six month periods of 2015, respectively.

Other (Income) Expense, Net. The Company recognized other income of $0.4 million and $2.6 million for the three and six months ended July 3, 2016 compared to other income of $0.5 million and $0.8 million for the three and six months ended July 5, 2015, respectively. Other income, net for the first six months of 2016 includes $2.4 million related to the gain recognized on the Toluca Sale-Leaseback completed during the first quarter of 2016 (See Note 6 “Toluca Sale-Leaseback” to the consolidated financial statements in this Form 10-Q). Additionally, other income net for the three and six months ended July 3, 2016 includes foreign currency gains of $0.4 million and $0.1 million, respectively, related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

Other income, net for the three and six months ended July 5, 2015 included gains of $0.5 million from an arbitration settlement and foreign currency gains of $0.1 million and $0.2 million, respectively.

Liquidity, Capital Resources

As described in more detail elsewhere in this report, as a result of the loss of Dana as a key customer, the Company experienced substantially reduced levels of revenue and cash flows in 2015. Additionally, softness in the commercial vehicle market, which began in the fourth quarter of 2015, has continued through the first half of 2016 and is expected to continue through the remainder of the year. These developments have required us to reexamine our strategies, develop recovery plans and cut our costs significantly. Reductions in our available liquidity have also required closer monitoring of the timing of our capital expenditures and cash flows in order to manage our business operations.

In response, we took significant actions during 2015 to pursue new business opportunities with existing and potential customers, identify alternative uses for the related assets and other contingency plans, including the sale of certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment. In 2015, we received approximately $15.7 million in total consideration for the Morganton Sale and related transactions, all of which were applied to pay down our senior secured debt (See Note 5 “Morganton Sale” to the consolidated financial statements in this Form 10-Q). On October 30, 2015, the Company’s prior senior secured debt was replaced by the Loan Agreements and paid in full. In addition, the Company has received three cash infusions from GFCM, in the form of subordinated promissory note obligations totaling $6.5 million in principal through the first half of 2016.

Additionally, during the first half of 2016 and, in compliance with the Loan Agreements, the Company entered into the Toluca Sale-Leaseback transaction whereby we sold the entire facility and leased back the portion of the facility currently occupied by the Company in Toluca, Mexico, for our continued use as a manufacturing facility for ten years commencing upon the execution of the lease and terminating on March 9, 2026. The Company’s base rent, which is denominated in U.S. currency, is $0.9 million annually, adjusted based on U.S. CPI with certain cap conditions. The transaction generated gross proceeds of 215.0 million Mexican Pesos, or approximately $12.2 million dollars in U.S. currency.

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other assets of Sypris Electronics (the “CSS Sale”) comprised principally of its SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines. See Note 17 “Subsequent Events” to the consolidated financial statements. The assets were sold for $42.0 million in cash consideration, $1.5 million of which is to be held in escrow for up to 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company. The retained portion of the Sypris Electronics segment will continue to provide electronic manufacturing and design support services to customers in the aerospace, defense, medical and severe environment markets, among others.

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

As a result of the Term Loan Amendment, the Company deposited $6.0 million of the proceeds of the Toluca Sale-Leaseback into a Cash Collateral Account, to be held as additional collateral for the Term Loan. Amounts deposited in the Cash Collateral Account that are subsequently used to pay down the principal of the Term Loan must be accompanied by an additional amount equal to the present value of the avoided interest associated with the principal payment. The Term Loan Amendment further provides that the Company will be permitted to retain the remaining balance of the proceeds from Toluca Sale-Leaseback, and increases the interest rate of the Term Loan by 1.0%.

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

On August 16, 2016, approximately $15.5 million of the proceeds from the CSS Sale were used to pay off the Term Loan and pay down the Revolving Credit Facility. In connection with the repayment of the Term Loan, the $6.0 million balance of the Cash Collateral Account was released. See Note 17 “Subsequent Events” to the consolidated financial statements.

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

Purchase Commitments. We also had purchase commitments totaling approximately $9.8 million at July 3, 2016, primarily for inventory.

Cash Flows

Operating Activities. Net cash used by operating activities was $7.0 million in the first six months of 2016 as compared to net cash used of $11.0 million in the same period of 2015. Accrued and other liabilities increased resulting in an increase in cash of $2.2 million. The aggregate decrease in accounts receivable in 2016 provided cash of $0.2 million. Similarly, decreases in accounts payable, resulted in a usage of cash of $0.4 million. Cash of $0.5 million was used to finance an increase in inventory during the first six months of 2016, primarily due to the timing of shipments within Sypris Electronics.

Investing Activities. Net cash provided by investing activities was $5.0 million for the first six months of 2016 as compared to cash used of $0.9 million for the first six months of 2015. As a result of the Toluca Sale-Leaseback transaction completed in the first quarter of 2016, the Company received net cash proceeds of $11.1 million. As required under the Term Loan Amendment, the Company deposited $6.0 million of the proceeds of the Toluca Sale-Leaseback into a Cash Collateral Account, to be held for one year as additional collateral for the Term Loan. Capital expenditures in both periods represented maintenance levels of investment.

Financing Activities. Net cash provided by financing activities was $2.5 million for the first six months of 2016 as compared to $6.4 million for the first six months of 2015. Net cash provided by financing activities in the first six months of 2016 included proceeds from the subordinated note from Gill Family Capital Management of $1.0 million and an increase in debt under the Revolving Credit Facility of $2.7 million. Partially offsetting this were principal payments on the Term Loan of $0.9 million and financing fees of $0.4 million in conjunction with the amendments of our Revolving Credit Facility and Term Loan during the first six months of 2016.

Net cash provided by financing activities in the first six months of 2015 included proceeds from the subordinated note from Gill Family Capital Management of $5.5 million and proceeds from the subordinated note from Meritor of $3.0 million. Partially offsetting this was a senior secured debt reduction of $0.3 million, dividend payments of $0.4 million and payments of $0.1 million for minimum statutory tax withholding on stock-based compensation. Additionally, we paid $1.4 million in financing fees in conjunction with the amendments of our senior secured debt in the first six months of 2015.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no significant changes in our critical accounting policies during the six months ended July 3, 2016.

Forward-looking Statements

This Quarterly Report on Form 10-Q, and our other oral or written communications, contain “forward-looking” statements. These statements include our expectations or projections about the future of our industries, business strategies, business and recovery plans, financing sources, liquidity, potential investments, potential acquisitions and dispositions or our financial results or financial condition as well as our views about developments beyond our control, including domestic or global economic conditions, credit markets, trends and market developments. These statements are based on management’s views and assumptions at the time originally made, and, except as required by law, we undertake no obligation to update these statements, even if, for example, they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views will come to pass, and undue reliance should not be placed on these forward-looking statements.

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

Part II.     Other Information

Item 1.     Legal Proceedings

We are involved from time to time in litigation and other legal or environmental proceedings incidental to our business. On November 25, 2013, Sypris Technologies, Inc. initiated an arbitration proceeding against Dana Limited under the Non-Administered Arbitration Rules of the International Institute for Conflict Prevention & Resolution alleging that Dana Limited had entered and then repudiated a five year extension of the parties’ long term supply agreement, to run through 2019 or in the alternative had acted in bad faith by refusing to formalize that agreement. On December 30, 2013, Sypris filed a Notice of Supplemental Claims in the same arbitration proceeding, seeking damages for Dana’s alleged breach of the parties’ original 2007 supply agreement; and Dana filed a counterclaim for certain unpaid price rebates. The arbitrator awarded $0.5 million to Sypris Technologies and dismissed Dana’s claims. On January 17, 2014, Dana initiated a declaratory judgment action in the Court of Common Pleas for Lucas County, Ohio challenging the arbitrability of the existence and enforceability of the extended supply agreement and seeking a ruling that the extended agreement was unenforceable. On February 28, 2015, the Lucas County Court granted Dana’s motion, which was subsequently upheld by the Sixth District Court of Appeals for Ohio. Our remaining claim of bad faith and Dana’s various potential claims for alleged nonperformance have been mutually released and dismissed effective as of May 2, 2016.

On January 15, 2016, Sypris Electronics initiated a declaratory judgment action in the Circuit Court of Hillsborough County, Florida seeking to resolve certain claims made by Sweetwell Industrial Associates, LLP (“Sweetwell”), in a notice of alleged default under our lease in Tampa, Florida. On February 16, 2016, Sweetwell, the landlord under that lease, filed its answer and counterclaim and its third party complaint against the Company, as a guarantor under the lease. The landlord claims that certain repairs must be made immediately and/or at the end of the current lease term. As such, it is reasonably possible that the Company may be required to make certain repairs to the current facility upon exit. The current estimate of the Company’s reasonably possible loss contingency is from no liability to $4.0 million. While the Company intends to vigorously dispute these claims, the Company accrued $0.5 million during the six months ended July 3, 2016 related to its estimated potential obligation under the lease. This accrual is included in accrued liabilities in the Company’s consolidated balance sheet as of July 3, 2016. There are currently no other material pending legal proceedings to which we are a party.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description
10.1	Lease between Sypris Electronics, LLC and University Business Center I, LLC dated May 3, 2016 regarding 10421 University Center Drive, Tampa, FL property.

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 17, 2016	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	August 17, 2016	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)