Form 10-Q
period 2016-10-02
SYPRIS SOLUTIONS INC
filed 2016-11-16
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended October 2, 2016

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

As of November 7, 2016 the Registrant had 21,242,190 shares of common stock outstanding.

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	October 2,	October 4,	October 2,	October 4,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net revenue:
Outsourced services	$16,908	$29,089	$54,252	$93,903
Products	4,476	9,348	17,574	22,299
Total net revenue	21,384	38,437	71,826	116,202
Cost of sales:
Outsourced services	18,160	29,278	57,330	100,390
Products	3,945	6,691	13,768	16,535
Total cost of sales	22,105	35,969	71,098	116,925
Gross profit (loss)	(721)	2,468	728	(723)
Selling, general and administrative	5,208	5,969	16,952	22,414
Research and development	104	119	318	647
Severance	0	457	522	1,023
Operating loss	(6,033)	(4,077)	(17,064)	(24,807)
Interest expense, net	2,828	1,783	4,668	3,271
Loss on extinguishment of debt	1,521	0	1,521	0
Other (income), net	(31,595)	(7,841)	(34,166)	(8,595)
Income (loss) before taxes	21,213	1,981	10,913	(19,483)
Income tax expense, net	220	2,255	222	2,240
Net income (loss)	$20,993	$(274)	$10,691	$(21,723)
Income (loss) per share:
Basic	$1.02	$(0.01)	$0.52	$(1.10)
Diluted	$1.02	$(0.01)	$0.52	$(1.10)

Weighted average shares outstanding:
Basic	19,834	19,654	19,761	19,684
Diluted	19,834	19,654	19,761	19,684
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Nine Months Ended
	October 2,	October 4,	October 2,	October 4,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income (loss)	$20,993	$(274)	$10,691	$(21,723)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(444)	(995)	(1,143)	(2,048)
Total comprehensive income (loss)	$20,549	$(1,269)	$9,548	$(23,771)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	October 2,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,100	$1,349
Restricted cash	1,500	0
Accounts receivable, net	8,791	12,394
Inventory, net	15,166	20,192
Other current assets	3,178	4,459
Assets held for sale	0	3,230
Total current assets	49,735	41,624
Property, plant and equipment, net	20,924	22,178
Other assets	2,019	3,090
Total assets	$72,678	$66,892
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,471	$11,311
Accrued liabilities	12,875	11,661
Revolving credit facility	0	2,132
Current portion of long-term debt and capital lease obligations	203	1,714
Total current liabilities	22,549	26,818
Note payable – related party	6,360	5,315
Long-term debt and capital lease obligations	3,008	8,965
Other liabilities	10,523	6,082
Total liabilities	42,440	47,180
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,330,882 shares issued and 21,278,190 outstanding in 2016 and 20,826,236 shares issued and 20,776,544 outstanding in 2015	213	208
Additional paid-in capital	153,050	152,077
Retained deficit	(96,121)	(106,812)
Accumulated other comprehensive loss	(26,903)	(25,760)
Treasury stock, 52,692 and 49,692 shares in 2016 and 2015, respectively	(1)	(1)
Total stockholders’ equity	30,238	19,712
Total liabilities and stockholders’ equity	$72,678	$66,892

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended
	October 2,	October 4,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$10,691	$(21,723)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,086	7,022
Deferred income taxes	0	2,436
Stock-based compensation expense	1,027	717
Deferred revenue recognized	0	(4,200)
Deferred loan costs recognized	1,810	1,929
Loss on extinguishment of debt	1,521	0
Gain on sale of assets	(33,630)	(7,423)
Provision for excess and obsolete inventory	132	1,305
Other noncash items	(178)	(1,478)
Contributions to pension plans	0	(315)
Changes in operating assets and liabilities:
Accounts receivable	3,635	23,384
Inventory	(1,637)	2,154
Other current assets	(554)	(4,332)
Accounts payable	(1,833)	(12,051)
Accrued and other liabilities	966	860
Net cash used in operating activities	(12,964)	(11,715)

Cash flows from investing activities:
Capital expenditures, net	(1,404)	(1,155)
Proceeds from sale of assets	50,414	15,700
Change in restricted cash	(1,500)	0
Net cash provided by investing activities	47,510	14,545

Cash flows from financing activities:
Repayment of term loan	(11,714)	0
Repayment of revolving credit agreement	(2,132)	0
Penalty paid on early extinguishment of debt	(1,521)	0
Net change in debt under revolving credit agreements	0	(10,738)
Proceeds from note payable – related party	1,000	5,500
Debt issuance and modification costs	(379)	(2,335)
Indirect repurchase of shares for minimum statutory tax withholdings	(49)	(77)
Cash dividends paid	0	(410)
Net cash used in financing activities	(14,795)	(8,060)

Net increase (decrease) in cash and cash equivalents	19,751	(5,230)

Cash and cash equivalents at beginning of period	1,349	7,003

Cash and cash equivalents at end of period	$21,100	$1,773

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)           Nature of Business

All references to “Sypris,” the “Company,” “we” or “our” include Sypris Solutions, Inc. and its wholly-owned subsidiaries. Sypris is a diversified provider of manufacturing services and products. The Company performs a wide range of manufacturing, engineering, design, and other technical services, often under multi-year, sole-source contracts with corporations and government agencies, primarily in the markets for truck components, oil and gas pipeline components and aerospace and defense electronics. The Company provides such services through its two segments, Sypris Technologies, Inc. (Sypris Technologies) and Sypris Electronics, LLC (Sypris Electronics). See Note 13, “Segment Data,” to the consolidated financial statements.

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other assets of Sypris Electronics (the “CSS Sale”) comprised principally of its SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines (see Note 5 “CSS Sale” to the consolidated financial statements). The retained portion of the Sypris Electronics segment will continue to provide electronic manufacturing and design support services to customers in the aerospace, defense, medical and severe environment markets, among others.

(2)           Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries, and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The Company’s operations are domiciled in the United States (U.S.) and Mexico and serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended October 2, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2015 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)           Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year to January 1, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. In April of 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and is currently assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance to clarify how certain cash receipts and payments should be presented in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted in any annual or interim period. The updated guidance requires a modified retrospective adoption. The Company is evaluating the impact of adoption on the Company's financial position, results of operations and cash flow.

(4)           Management’s Plans

In light of the recent strength of the U.S. dollar, tightening margins and unfavorable growth trends and softness in certain sectors of commercial vehicle manufacturing, the Company has surrendered a portion of its traditional market share in the commercial vehicle manufacturing, due to its nonrenewal of certain supply agreements with Dana Holding Corporation (“Dana”) in early 2015, and with Meritor, Inc. (“Meritor”) for certain of its domestic, forged axle shafts, effective January 1, 2017. In response to these changes, management is developing various profit recovery and protection plans and evaluating strategic alternatives to optimize asset values in each of the Company’s segments.

The Company has completed a number of its profit recovery and protection actions during 2015 and the first nine months of 2016, including: (i) the CSS sale (defined below), (ii) the Toluca Sale-Leaseback (defined below), (iii) the sale of the Company’s manufacturing facility in Morganton, North Carolina (see Note 7), (iv) reductions in workforce at all locations, and (v) other reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments. Using a portion of the proceeds generated from asset sales noted above, the Company paid off all senior debt and has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM’) in the form of subordinated promissory note obligations totaling $6,500,000 in principal through the first nine months of 2016.

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other related assets of Sypris Electronics (the “CSS Sale”) comprised principally of its SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines (see Note 5 “CSS Sale”). The sale generated gross proceeds of $42,000,000. The retained portion of the Sypris Electronics segment will continue to provide electronic manufacturing and design support services to customers in the aerospace, defense, medical and severe environment markets, among others.

One of the additional actions implemented by management during 2016 was to consummate the sale and partial lease back of its facility located in Toluca Mexico, which generated gross proceeds of approximately $12,182,000. Management will continue to operate in Toluca, but given the reduction in Sypris Technologies’ revenues in 2015 and the overall downturn in the commercial vehicle markets beginning in the fourth quarter of 2015, management determined that the underutilized Toluca real estate value could be better optimized with a sale and lease back arrangement where some but not all of the facility would continue to be occupied and managed by Sypris Technologies.

Demand in the U.S. commercial vehicle industry has softened beginning in the fourth quarter of 2015 along with other durable and non-durable goods sectors in the North America economy. In response to the reduced demand, management implemented reductions in selling, general and administrative expense and labor expense during the first nine months of 2016. The expected benefits of the cost reductions were partially offset by the impact of minor investments and severance required to enable the cost reductions. Additionally, the Company is in the process of developing a comprehensive restructuring plan, which is expected to be implemented starting in the fourth quarter of 2016. The restructuring plan may involve the streamlining of operations within Sypris Technologies in an effort to return to profitability in a timely basis.

The oil and gas industry has experienced significant price volatility, and as a result the Company’s customers are delaying capital expenditures that support their growth and maintenance projects. The Company has identified some capacity reallocation opportunities between plants in the United States and Mexico. The Company has initiated the process of qualifying production for certain components in Mexico that are currently produced in the United States and completed the qualification for the first group of these components. The Company expects this capacity reallocation may accelerate during the remainder of 2016 as the capital necessary to fund the reallocation becomes available and the qualification process for the production is complete.

Management implemented certain cost reductions at the corporate headquarters that are expected to improve profitability and cash flow throughout 2016 and 2017. Salary reductions and other selling, general and administrative cost reductions were implemented during the first nine months of 2016 that management believes will continue to benefit the Company throughout future periods.

(5)           CSS Sale

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other assets of Sypris Electronics (the “CSS Sale”) comprised principally of its SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines. The assets were sold for $42,000,000 in cash consideration, $1,500,000 of which is to be held in escrow for up to 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company. The total book value of the related business assets included in the sale was $8,086,000, and consisted of $6,562,000 in inventories, $1,050,000 in fixed assets, $624,000 in other current assets and $150,000 in accrued liabilities. The Company incurred transaction related expenses of $2,674,000, and the Company recognized a net gain of $31,240,000 on the sale, which is included in other income, net in the consolidated statement of operations for the three and nine months ended October 2, 2016.

A portion of the proceeds from the CSS Sale was used to pay off the Term Loan and pay down the outstanding balances under the Revolving Credit Facility. The retained portion of the Sypris Electronics segment will continue to provide electronic manufacturing and design support services to customers in the aerospace, defense, medical and severe environment markets, among others.

Revenue from the CSS product lines for the three and nine months ended October 2, 2016 was $1,769,000 and $11,061,000, respectively. Revenue from the CSS product lines for the three and nine months ended October 4, 2015 was $6,822,000 and $10,786,000, respectively. While the Company is able to distinguish revenue and contribution margin information related to the CSS business, the Company is not able to present meaningful information about the results of operations and cash flows of the CSS business. Therefore, the sale was not classified as a discontinued operation.

(6)           Toluca Sale-Leaseback

On October 30, 2015, the Company entered into a non-binding letter of intent to sell and lease-back its property and buildings in Toluca, Mexico, which is part of the Sypris Technologies Group. As such, the Company concluded that the assets qualified for Assets Held for Sale accounting in accordance with Accounting Standards Codification (ASC) 205 as of December 31, 2015. The assets had a net book value of $3,230,000 as of December 31, 2015.

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

As a result of the Toluca Sale-Leaseback, the Company initially recorded a capital lease of $3,315,000, which is included in property plant and equipment. The Company recorded an initial gain on the sale of $2,370,000 during the nine months ended October 2, 2016, which is included in other income, net in the consolidated statement of operations, and recorded a deferred gain of $4,779,000 as of October 2, 2016, which will be recognized over the ten year lease term. The Company’s base rent, which is denominated in U.S. currency, is $936,000 annually, adjusted based on U.S. CPI with certain cap conditions.

The following assets have been segregated and included in assets held for sale in the consolidated balance sheet as of December 31, 2015 (in thousands):

December 31,
2015
Land and land improvements	$1,568
Buildings and building improvements	3,658
Accumulated depreciation	(1,996)
Property, plant and equipment, net	$3,230

(7)           Morganton Sale

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

(8)           Income (loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 2,304,250 potential common shares excluded from diluted earnings per share for the three and nine months ended October 2, 2016. For the three and nine months ended October 4, 2015, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 4,	October 2,	October 4,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Income (loss) attributable to stockholders:
Net income (loss) as reported	$20,993	$(274)	$10,691	$(21,723)
Less distributed and undistributed earnings allocable to restricted award holders	(737)	0	(331)	0
Net income (loss) allocable to common stockholders	$20,256	$(274)	$10,360	$(21,723)
Income (loss) per common share attributable to stockholders:
Basic	$1.02	$(0.01)	$0.52	$(1.10)
Diluted	$1.02	$(0.01)	$0.52	$(1.10)
Weighted average shares outstanding – basic	19,834	19,654	19,761	19,684
Weighted average additional shares assuming conversion of potential common shares	0	0	0	0
Weighted average shares outstanding – diluted	19,834	19,654	19,761	19,684

(9)           Inventory

Inventory consists of the following (in thousands):

	October 2,	December 31,
	2016	2015
	(Unaudited)
Raw materials	$8,441	$12,388
Work in process	9,039	10,366
Finished goods	2,451	3,167
Reserve for excess and obsolete inventory	(4,765)	(5,729)
	$15,166	$20,192

(10)         Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	October 2,	December 31,
	2016	2015
	(Unaudited)
Land and land improvements	$219	$219
Buildings and building improvements	17,566	18,305
Machinery, equipment, furniture and fixtures	120,531	123,935
Construction in progress	1,899	759
	140,215	143,218
Accumulated depreciation	(119,291)	(121,040)
	$20,924	$22,178

(11)         Debt

Long-term debt and capital lease obligations consists of the following:

	October 2,	December 31,
	2016	2015
	(Unaudited)
Current:
Revolving Credit facility	$0	$2,132
Current portion of long term debt	0	1,714
Current portion of capital lease obligation	203	0
Current debt and capital lease obligation	$203	$3,846
Long Term:
Term loan	$0	$10,000
Note payable – related party	6,500	5,500
Capital lease obligation	3,008	0
Less unamortized debt issuance and modification costs	(140)	(1,220)
Long term debt and capital lease obligations, net of unamortized debt costs	$9,368	$14,280

Note Payable – Related Party

During 2015, the Company received the proceeds of subordinated indebtedness from GFCM in an amount of $5,500,000. On February 26, 2016, the Company further amended the GFCM note to increase the amount by $1,000,000 to $6,500,000. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.00% per year and the principal is due on January 30, 2019. On September 30, 2016, the Note was amended to begin paying interest on a quarterly basis.

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

On February 25, 2016, the Company entered into an amendment (the “Term Loan Amendment”) to the Term Loan and an amendment (the “Revolving Credit Amendment”) to the Revolving Credit Facility (together, the “Amendments”). The Amendments increased the Company’s borrowing capability under its Revolving Credit Facility and provided for an agreement on the use of proceeds from the sale of its Toluca, Mexico property and buildings, as described below.

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

On August 16, 2016, the Company repaid the Term Loan in full and paid down the Revolving Credit Facility with proceeds generated from the CSS Sale (see Note 5 “CSS Sale”). In connection with the repayment of the Term Loan, the $6,000,000 balance of the Cash Collateral Account was released. Additionally, on September 2, 2016, the Company terminated and paid all remaining obligations due under the Company’s Revolving Credit Facility. As a result of the early extinguishment of debt, the Company was required to pay $1,521,000 in penalties, which is included in loss on extinguishment of debt in the accompanying statements of operations, and wrote off the remaining amount of deferred loan costs associated with the Term Loan and Revolving Credit Facility, which is included in interest expense, net in the accompanying statements of operations.

The classification of debt as of December 31, 2015 considers debt outstanding under the Loan Agreements on a long-term basis. However, the Revolving Credit Facility allows the lender to establish certain reserves against the borrowing base which could, under certain circumstances, cause a potential event of default. Because such an event is not objectively measureable in advance and because the Company was required to maintain a lock-box arrangement, ASC 470-10-45 requires the otherwise long-term revolving advances to be classified as a current liability. As a result, all borrowings under the Revolving Credit Facility have been classified in the accompanying consolidated balance sheets as a current liability.

Capital Lease Obligation

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property pursuant to an agreement with Promotora y Desarrolladora Pulso Inmobiliario, S.C. (together with its affiliates and assignees, “Buyer”) for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. currency. Simultaneously, the Company entered into a long-term lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca (see Note 6 “Toluca Sale-Leaseback”). The Company incurred transaction related expenses of $1,116,000.

The Company recorded an initial gain on the sale of $2,370,000 during the nine months ended October 2, 2016, which is included in other income, net in the consolidated income statement, and recorded a deferred gain of $4,779,000 as of October 2, 2016, which will be recognized over the ten year lease term. The Company’s base rent, which is denominated in U.S. currency, is $936,000 annually, adjusted based on U.S. CPI with certain cap conditions. As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $3,211,000 for the building.

The future minimum payments for the capital lease as of October 2, 2016 are as follows (in thousands):

2016 (remaining 3 months)	$137
2017	503
2018	549
2019	549
2020	503
Thereafter	2,834
Total future payments	5,075
Less: Amount representing interest	(1,864)
Present value of future minimum payments	3,211
Less: Current portion	(203)
Long term portion	$3,008

(13)         Segment Data

The Company is organized into two business groups, Sypris Technologies and Sypris Electronics. These segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies and workforce skills of the segments. Sypris Technologies provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. Sypris Technologies also manufactures high-pressure closures and other fabricated products. Sypris Electronics provides manufacturing and technical services as an outsourced service provider and manufactures complex data storage systems. Additionally, prior to August 16, 2016, Sypris Electronics also provided trusted solutions for identity management, cryptographic key distribution and cyber analytics (see Note 5 “CSS Sale”). There was no intersegment net revenue recognized in any of the periods presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 4,	October 2,	October 4,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$14,796	$27,824	$47,392	$87,904
Sypris Electronics	6,588	10,613	24,434	28,298
	$21,384	$38,437	$71,826	$116,202

Gross profit (loss):
Sypris Technologies	$(363)	$1,973	$(1,279)	$(1,550)
Sypris Electronics	(358)	495	2,007	827
	$(721)	$2,468	$728	$(723)

Operating (loss) income:
Sypris Technologies	$(2,099)	$(609)	$(7,123)	$(12,347)
Sypris Electronics	(1,996)	(1,515)	(3,965)	(6,216)
General, corporate and other	(1,938)	(1,953)	(5,976)	(6,244)
	$(6,033)	$(4,077)	$(17,064)	$(24,807)

	October 2,	December 31,
	2016	2015
	(Unaudited)
Total assets:
Sypris Technologies	$34,073	$38,968
Sypris Electronics	14,316	23,845
General, corporate and other	24,289	4,079
	$72,678	$66,892

(14)         Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets as of October 2, 2016 and December 31, 2015, was $851,000 and $830,000, respectively. The Company’s warranty expense for the nine months ended October 2, 2016 and October 4, 2015 was $64,000 and $112,000, respectively.

Additionally, prior to the CSS sale, the Company sold three and five-year extended warranties for one of its link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of October 2, 2016 and December 31, 2015, the Company had deferred $245,000 and $495,000, respectively, related to extended warranties.

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

As of October 2, 2016, the Company had outstanding purchase commitments of approximately $9,346,000, primarily for the acquisition of inventory and manufacturing equipment. As of October 2, 2016, the Company also had outstanding letters of credit approximating $66,000 for certain foreign customers.

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

During the fourth quarter of 2015, the Company gave notification regarding its intention to not renew the lease for its Tampa, FL facility, which will expire on December 31, 2016. During the first quarter of 2016, the Company entered into lease negotiations to extend the current lease for a smaller portion of the facility, but was unable to reach an agreement on the economics of a lease renewal with its current landlord. On May 3, 2016, the Company entered a lease for an alternative facility, which it expects to occupy upon the expiration of the current lease. The Company, Sypris Electronics and the landlord of the Tampa facility are currently involved in litigation over certain terms of the lease (see Item 1, “Legal Proceedings”). As such, it is reasonably possible that the Company may be required to make certain repairs to the current facility in connection which the expiration of the Lease. The current estimate of the Company’s reasonably possible loss contingency is from no liability to $4,000,000. While the Company intends to vigorously dispute these claims, the Company accrued $500,000 during the nine months ended October 2, 2016 related to its estimated potential obligation under the lease. This accrual is included in accrued liabilities in the Company’s consolidated balance sheet as of October 2, 2016.

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

The Company expects to repatriate available non-U.S. cash holdings in 2016 to support management’s strategic objectives and fund ongoing U.S. operational cash flow requirements; therefore current earnings from non-U.S. operations are not treated as permanently reinvested. The U.S. income tax expense recorded in 2015 on these non-U.S. earnings was offset by the benefit of a partial release of a valuation allowance on U.S. net operating loss carryforwards. Should the U.S. valuation allowance be released at some future date, the U.S. tax expense on foreign earnings not permanently reinvested might have a material effect on our effective tax rate. For the year ending December 31, 2016, the Company expects any additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings would not be material.

(16)         Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 4,	October 2,	October 4,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Service cost	$1	$3	$4	$10
Interest cost on projected benefit obligation	419	423	1,256	1,268
Net amortizations, deferrals and other costs	166	173	498	520
Expected return on plan assets	(493)	(561)	(1,478)	(1,683)
	$93	$38	$280	$115

(17)         Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	October 2,	December 31,
	2016	2015
	(Unaudited)

Foreign currency translation adjustments	$(10,697)	$(9,554)
Employee benefit related adjustments – U.S.	(16,177)	(16,177)
Employee benefit related adjustments – Mexico	(29)	(29)
Accumulated other comprehensive loss	$(26,903)	$(25,760)

(18)     Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at October 2, 2016 approximates fair value and is based upon a market approach (Level 2).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a diversified provider of manufacturing services and products. We perform a wide range of manufacturing, engineering, design and other technical services, often under multi-year, sole-source contracts with corporations and government agencies principally in the markets for industrial manufacturing and aerospace and defense electronics.

We are organized into two business groups, Sypris Technologies and Sypris Electronics. Sypris Technologies, which is comprised of Sypris Technologies, Inc. and its subsidiaries, generates revenue primarily from the sale of manufacturing services to customers in the market for truck components and assemblies and from the sale of products to the energy and chemical markets. Sypris Electronics, which is comprised of Sypris Electronics, LLC, generates revenue primarily from the sale of manufacturing and technical services as an outsourced service provider to customers in the market for aerospace and defense electronics. Additionally, prior to August 16, 2016, Sypris Electronics also provided trusted solutions for identity management, cryptographic key distribution and cyber analytics and manufactured complex data storage systems.

We focus on those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry leaders that embrace technological innovation and flexibility, coupled with multi-year contractual relationships, where possible, as a strategic component of their supply chain management. Our leading-edge processes and technologies help our customers remain competitive and the resulting productivity and flexibility offer an important opportunity for differentiating ourselves from our competitors when it comes to cost, quality, reliability and customer service.

Sypris Technologies Outlook

In North America, production levels for light, medium and heavy duty trucks steadily increased from a low in the depressed economic environment of 2008 and 2009 through 2015, but are anticipated to decrease from 2015 through 2016 and 2017. Production levels for the remainder of 2016 are expected to remain relatively consistent with the lower levels experienced in the first nine months of 2016 and increase slightly in 2017. The continued strength of the U.S. dollar, the tightening of margins in certain sectors of the commercial vehicle markets and the generally softening markets have led the Company to reevaluate the strategic importance of each of its customers to the Company’s long-term success. In connection with this reevaluation process, the Company and Meritor have determined not to renew their current supply agreement for certain of Meritor’s domestic, forged axle shafts, beginning in 2017. For the nine months ended October 2, 2016, this portion of the Meritor business represented approximately 17% of our consolidated net revenue. However, the Company will continue to supply significant volumes of component parts to Sistemas Automotrices de Mexico, S.A de C.V. ("Sisamex''), Meritor’s joint venture in Mexico, and will continue to supply axle shafts to Meritor’s Brazilian subsidiary going forward.

The oil and gas markets, served by our engineered products line of Tube Turns® products, have been impacted, as some of our customers’ revenues and near term capital expenditures have declined along with oil prices generally. However, the oil and gas outlook appears to be stabilizing as oil prices show signs of recovery and domestic pipeline projects continue to be active.

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

Sypris Electronics’ revenue had declined from 2009 through 2014 primarily due to our inability to replace the declining demand for certain legacy products and services with competitive new offerings. However, revenues increased in 2015 and in the first nine months of 2016, as we have begun to generate revenue from the ramp-up of new electronic manufacturing services and other technical service programs.

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

Management’s Plan

In light of the recent strength of the U.S. dollar, tightening margins and unfavorable growth trends and softness in certain sectors of commercial vehicle manufacturing, the Company has surrendered a portion of its traditional market share in commercial vehicle manufacturing due to its nonrenewal of certain supply agreements with Dana Holding Corporation (“Dana”) in early 2015, and with Meritor, Inc. for certain of its domestic, forged axle shafts, effective January 1, 2017. However, the Company will continue to supply significant volumes of component parts to Sisamex and will continue to supply axle shafts to Meritor’s Brazilian subsidiary going forward.

The Company has completed a number of profit recovery and protection actions in 2015 and the first nine months of 2016, including: (i) the CSS sale (defined below), (ii) the Toluca Sale-Leaseback (defined below), (iii) the sale of the Company’s manufacturing facility in Morganton, North Carolina, (iv) reductions in workforce at all locations, and (v) other reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments. Using a portion of the proceeds generated from the asset sales noted above, the Company paid off all senior debt in 2016 and has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM’) in the form of subordinated promissory note obligations totaling $6.5 million in principal through the first nine months of 2016. Gill Family Capital Management, Inc. (“GFCM”) is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill.

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other related assets of Sypris Electronics (the “CSS Sale”) comprised principally of its SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines (see Note 5 “CSS Sale”). The sale generated gross proceeds of $42.0 million. The retained portion of the Sypris Electronics segment will continue to provide electronic manufacturing and design support services to customers in the aerospace, defense, medical and severe environment markets, among others.

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

One of the additional actions implemented by management during 2016 was to consummate the sale and partial lease back of its facility located in Toluca, Mexico, which generated gross proceeds of approximately $12.2 million (the “Toluca Sale-Leaseback”) (see Note 6 “Toluca Sale-Leaseback” to the consolidated financial statements in this Form 10-Q). Management will continue to operate in Toluca, but given the reduction in Sypris Technologies’ revenues in 2015 and the overall downturn in the commercial vehicle markets beginning in the fourth quarter of 2015, management determined that the underutilized Toluca real estate value could be better optimized with a sale and lease back arrangement where some but not all of the facility would continue to be occupied and managed by Sypris Technologies.

Demand in the U.S. commercial vehicle industry has softened beginning in the fourth quarter of 2015 along with other durable and non-durable goods sectors in the North America economy. In response to the reduced demand, management implemented reductions in selling, general and administrative expense and labor expense during the first nine months of 2016. The expected benefits of the cost reductions were partially offset by the impact of minor investments and severance required to enable the cost reductions. Additionally, the Company is in the process of developing a comprehensive restructuring plan, which is expected to be implemented starting in the fourth quarter of 2016. The restructuring plan may involve the streamlining of operations within Sypris Technologies in an effort to return to profitability in a timely basis.

The oil and gas industry has experienced significant price volatility, and as a result, the Company’s customers are delaying capital expenditures that support their growth and maintenance projects. The Company has identified some capacity reallocation opportunities between plants in the United States and Mexico. The Company has initiated the process of qualifying production for certain components in Mexico that are currently produced in the United States and completed the qualification for the first group of these components. The Company expects this capacity reallocation may accelerate during the remainder of 2016 as the capital necessary to fund the reallocation becomes available and the qualification process for the production is complete.

Management has identified certain cost reductions at the corporate headquarters that are expected to improve profitability and cash flow throughout 2016. Salary reductions and other selling, general and administrative cost reductions were implemented during the first nine months of 2016 that management believes will continue to benefit the company throughout future periods. Additional cost reductions have been identified in the area of professional services, administration and lease expense.

Sypris Technologies has also developed and begun to implement new marketing plans, especially as we seek to migrate from a small number of traditional Tier 1 customers in the commercial vehicle markets, including Dana and Meritor, to a more diversified base of customers who are able to place higher strategic value on our innovation, flexibility and lean manufacturing capabilities.  For the commercial vehicle markets, these new plans include a focused effort by the Company’s senior management to engage directly with a select number of current and potential customers, especially those OEM’s who have expressed an interest in our approach, to explore the new capabilities, additional product innovations and reduced cost structures that we are working, and investing, to offer beginning in 2017.  For the energy markets, the Company’s marketing plans include a new strategic focus on the North American natural gas markets and on the oil and gas markets in the Middle East.  We continue to believe that our long-term commitment to high quality pipeline components will position us to grow with certain targeted customers who are experiencing increased demand, especially for our patented closure products.

Results of Operations

The tables below compare our segment and consolidated results for the three and nine month periods of operations of 2016 to the three and nine month periods of operations of 2015. The tables present the results for each period, the change in those results from 2015 to 2016 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended October 2, 2016 Compared to Three Months Ended October 4, 2015

			Year Over Year	Year Over Year Percentage	Results as Percentage of Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	Oct. 2,	Oct 4,	Favorable	Favorable	Oct. 2,	Oct 4,
	2016	2015	(Unfavorable)	(Unfavorable)	2016	2015
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$14,796	$27,824	$(13,028)	(46.8)%	69.2%	72.4%
Sypris Electronics	6,588	10,613	(4,025)	(37.9)	30.8	27.6
Total	21,384	38,437	(17,053)	(44.4)	100.0	100.0
Cost of sales:
Sypris Technologies	15,159	25,851	10,692	41.4	102.5	92.9
Sypris Electronics	6,946	10,118	3,172	31.4	105.4	95.3
Total	22,105	35,969	13,864	38.5	103.4	93.6
Gross profit (loss):
Sypris Technologies	(363)	1,973	(2,336)	(118.4)	(2.5)	7.1
Sypris Electronics	(358)	495	(853)	(172.3)	(5.4)	4.7
Total	(721)	2,468	(3,189)	(129.2)	(3.4)	6.4
Selling, general and administrative	5,208	5,969	761	12.7	24.3	15.5
Research and development	104	119	15	12.6	0.5	0.3
Severance	—	457	457	100.0	—	1.2
Operating loss	(6,033)	(4,077)	(1,956)	(48.0)	(28.2)	(10.6)
Interest expense, net	2,828	1,783	(1,045)	(58.6)	13.2	4.6
Loss on extinguishment of debt	1,521	—	(1,521)	NM	7.1	—
Other income, net	(31,595)	(7,841)	23,754	302.9	(147.7)	(20.4)
Income before taxes	21,213	1,981	19,232	970.8	99.2	5.2
Income tax expense, net	220	2,255	2,035	90.2	1.0	5.9
Net income (loss)	$20,993	$(274)	$21,267	NM	98.2%	(0.7)%

Nine Months Ended October 2, 2016 Compared to Nine Months Ended October 4, 2015.

	Nine Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Nine Months Ended
	Oct. 2,	Oct 4,	Favorable	Favorable	Oct. 2,	Oct 4,
	2016	2015	(Unfavorable)	(Unfavorable)	2016	2015
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$47,392	$87,904	$(40,512)	(46.1)%	66.0%	75.6%
Sypris Electronics	24,434	28,298	(3,864)	(13.7)	34.0	24.4
Total	71,826	116,202	(44,376)	(38.2)	100.0	100.0
Cost of sales:
Sypris Technologies	48,671	89,454	40,783	45.6	102.7	101.8
Sypris Electronics	22,427	27,471	5,044	18.4	91.8	97.1
Total	71,098	116,925	45,827	39.2	99.0	100.6
Gross profit (loss):
Sypris Technologies	(1,279)	(1,550)	271	17.5	(2.7)	(1.8)
Sypris Electronics	2,007	827	1,180	142.7	8.2	2.9
Total	728	(723)	1,451	200.7	1.0	(0.6)
Selling, general and administrative	16,952	22,414	5,462	24.4	23.6	19.3
Research and development	318	647	329	50.9	0.4	0.6
Severance	522	1,023	501	49.0	0.8	0.9
Operating loss	(17,064)	(24,807)	7,743	31.2	(23.8)	(21.4)
Interest expense, net	4,668	3,271	(1,397)	(42.7)	6.5	2.8
Loss on extinguishment of debt	1,521	—	(1,521)	NM	2.1	—
Other income, net	(34,166)	(8,595)	25,571	297.5	(47.6)	(7.4)
Income (loss) before taxes	10,913	(19,483)	30,396	NM	15.2	(16.8)
Income tax expense, net	222	2,240	2,018	90.1	0.3	1.9
Net income (loss)	$10,691	$(21,723)	$32,414	149.2	14.9%	(18.7)%

Net Revenue. Sypris Technologies derives its revenue from manufacturing services and product sales. Net revenue for Sypris Technologies for the three and nine month periods ended October 2, 2016 decreased $13.0 million and $40.5 million from the prior year comparable periods, respectively. The loss of the trailer axle revenue with the sale of assets in Morganton accounted for $0.9 million and $13.2 million of the decline for the three and nine month periods, respectively. Additionally, the Company experienced a decrease in revenue of $9.9 million and $21.8 million in the three and nine months ended October 2, 2016 resulting primarily from lower demand from customer in the commercial vehicle and oil and gas industries. Furthermore, a decline in steel prices, which is passed through to customers under certain contracts, resulted in a decrease in revenue of $2.8 million and $4.8 million, respectively, for the three and nine months ended October 2, 2016.

Sypris Electronics derives its revenue from product sales and technical outsourced services. Net revenue for Sypris Electronics for the three and nine month periods ended October 2, 2016 decreased $4.0 million and $3.9 million from the prior year comparable periods, primarily from the sale of certain product lines (See Note 5 “CSS Sale” to the consolidated financial statements in this Form 10-Q).

Gross Profit. Sypris Technologies’ gross profit decreased to a loss of $0.4 million for the three months ended October 2, 2016, and increased $0.3 million to a loss of $1.3 million for the nine months ended October 2, 2016. Sypris Technologies has continued to adjust its fixed overhead structure in order to better align with current volumes. These adjustments, combined with lower depreciation expense resulted in an increase in gross profit of $0.1 million and $5.6 million for the three and nine months ended October 2, 2016. However, the decrease in volume attributable to lower demand from customers in the commercial vehicle and oil and gas industries has resulted in a decrease in gross profit of $2.4 million and $5.3 million for the three and nine months ended October 2, 2016, respectively.

Sypris Electronics’ gross profit decreased to a loss of $0.4 million in the three month period ended October 2, 2016, as compared to profit of $0.5 million in the prior year comparable periods. Gross profit in the prior year comparable period reflected the commissioning of a Cyber Range, which carried a high margin. Gross profit for the nine months ended October 2, 2016 increased $1.2 million to $2.0 million as a result of a favorable mix in sales of higher margin products and services in addition to a reduction in the overhead structure from the prior year comparable period.

Selling, General and Administrative. Selling, general and administrative expense decreased by $0.8 million and $5.5 million for the three and nine month periods ended October 2, 2016, respectively, as compared to the same periods in 2015, primarily as a result of a decrease in legal expenses regarding contract negotiations and the related dispute with Dana, as the litigation is substantially complete. Additionally, the Company initiated various cost reduction activities in 2015 in response to the loss of Dana and other market developments, including employee compensation and headcount reductions and the sale of the Company’s Morganton facility (See Note 7, “Morganton Sale” to the consolidated financial statements in this Form 10-Q). Partially offsetting this was a $0.5 million accrual for a contingent liability related to the exit of one of our leased facilities recorded during the first nine months of 2016 (see Note 14 “Commitments and Contingencies” to the consolidated financial statements in this Form 10-Q).

Research and Development. Research and development costs were $0.1 million and $0.3 million for the three and nine months ended October 2, 2016 as compared to $0.1 million and $0.6 million for the three and nine month comparable 2015 periods in support of Sypris Electronics’ self-funded product and technology development activities. With the sale of the CSS businesses, research and development activities are expected to be immaterial going forward.

Severance. Severance costs were $0.5 million for the nine months ended October 2, 2016 and were comprised of headcount reductions within Sypris Technologies. See Note 4 “Management’s Plans” to the consolidated financial statements in this Quarterly Report on Form 10-Q. Additional severance costs may be incurred as part of the Company’s ongoing efforts to streamline its operations and reduce its costs.

Interest Expense. Interest expense for the three and nine months ended October 2, 2016 increased due to an increase in interest rates as a result of the Revolving Credit Facility and Term Loan entered into in the fourth quarter of 2015, which increased the Company’s interest rate structure. Additionally, the Revolving Credit Facility and Term Loan were repaid during the third quarter of 2016 and the Company wrote off the remaining unamortized debt issuance and modification costs (see Note 11 “Debt” to the consolidated financial statements in this Quarterly Report on Form 10-Q). The Company expects annual interest expense to decrease going forward as a result of the debt repayments in the third quarter of 2016.

Loss on Extinguishment of Debt. During the third quarter of 2016, the Company used proceeds from the CSS Sale to payoff of the Revolving Credit Facility and Term Loan. For the three and nine months ended October 2, 2016, we recognized a loss of $1.5 million on the early extinguishment of debt for prepayment penalties.

Other Income, Net. The Company recognized other income of $31.6 million and $34.2 million for the three and nine months ended October 2, 2016, respectively. Other income, net for the first nine months of 2016 includes a net gain of $31.2 million from the CSS Sale (see Note 5 “CSS Sale” to the consolidated financial statements in this Form 10-Q). Additionally, other income for the first nine months of 2016 includes $2.4 million related to the gain recognized on the Toluca Sale-Leaseback completed during the first quarter of 2016 (See Note 6 “Toluca Sale-Leaseback” to the consolidated financial statements in this Form 10-Q).

The Company recognized other income of $7.8 million and $8.6 million for the three and nine months ended October 4, 2015, respectively, which consisted primarily of a gain of $7.7 million related to the Morganton Sale (see Note 7 “Morganton Sale” to the consolidated financial statement in this Form 10-Q). Additionally, during the nine months ended October 4, 2015, the Company recognized $0.5 million related to an arbitration settlement in the Dana dispute received in the second quarter of 2015.

Income Taxes. Income tax expense for the three and nine months ended October 2, 2016 was $0.2 million as compared to $2.3 million for the three and nine months ended October 4, 2015. During the third quarter of 2015, it was determined that the Company no longer met the “more likely than not” threshold required under ASC 740-10 in order to maintain the Mexico deferred tax asset. Accordingly, the Company recorded a valuation allowance on its net deferred tax asset related to certain non-U.S. tax benefits, resulting in deferred tax expense of $2.4 million during the third quarter ended October 4, 2015.

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

Liquidity, Capital Resources

As described in more detail elsewhere in this report, as a result of the loss of Dana as a key customer, the Company experienced substantially reduced levels of revenue and cash flows beginning in 2015. Additionally, softness in the commercial vehicle market, which began in the fourth quarter of 2015, has continued through the first nine months of 2016 and is expected to continue through the remainder of the year. In addition, our negotiations to renew the current supply agreement with Meritor have concluded with the nonrenewal of our obligation to manufacture certain domestic forged axle shafts for Meritor. However, the Company will continue to supply significant volumes of component parts to Sisamex, and will continue to supply axle shafts to Meritor’s Brazilian subsidiary going forward. These developments also prompted us to reexamine our strategies, develop recovery plans and cut our costs significantly. Reductions in our available liquidity have also required closer monitoring of the timing of our capital expenditures and cash flows in order to manage our business operations.

In response, we took significant actions during 2015 to identify alternative uses for the related assets and other contingency plans, including the sale of certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment. In 2015, we received approximately $15.7 million in total consideration for the Morganton Sale and related transactions, all of which were applied to pay down our senior secured debt (See Note 7 “Morganton Sale” to the consolidated financial statements in this Form 10-Q). On October 30, 2015, the Company’s prior senior secured debt was replaced by the Loan Agreements and paid in full. In addition, the Company has received three cash infusions from GFCM, in the form of subordinated promissory note obligations totaling $6.5 million in principal through the first nine months of 2016.

Additionally, during 2016 the Company entered into the Toluca Sale-Leaseback transaction whereby we sold the entire facility and leased back the portion of the facility currently occupied by the Company in Toluca, Mexico, for our continued use as a manufacturing facility for ten years commencing upon the execution of the lease and terminating on March 9, 2026. The Company’s base rent, which is denominated in U.S. currency, is $0.9 million annually, adjusted based on U.S. CPI with certain cap conditions. The transaction generated gross proceeds of 215.0 million Mexican Pesos, or approximately $12.2 million dollars in U.S. currency.

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other assets of Sypris Electronics (the “CSS Sale”) comprised principally of its SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines. See Note 5 “CSS Sale” to the consolidated financial statements. The assets were sold for $42.0 million in cash consideration, $1.5 million of which is to be held in escrow for up to 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company. A portion of the proceeds from the CSS Sale was used to pay off the Term Loan and pay down the outstanding balances under the Revolving Credit Facility.

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

As a result of the Term Loan Amendment, the Company deposited $6.0 million of the proceeds of the Toluca Sale-Leaseback into a Cash Collateral Account, to be held as additional collateral for the Term Loan. The Term Loan Amendment further provided that the Company would be permitted to retain the remaining balance of the proceeds from Toluca Sale-Leaseback, and increased the interest rate of the Term Loan by 1.0%.

On August 16, 2016, approximately $15.5 million of the proceeds from the CSS Sale were used to pay off the Term Loan and pay down the Revolving Credit Facility. In connection with the repayment of the Term Loan, the $6.0 million balance of the Cash Collateral Account was released. See Note 5 “CSS Sale” to the consolidated financial statements.

Gill Family Capital Management Note. In connection with the amendments to the prior senior secured debt, the Company received the proceeds of new subordinated indebtedness from GFCM in an amount of $5.5 million (“GFCM Note”). On February 26, 2016, the Company amended the GFCM Note to increase the amount to $6.5 million in connection with the amendments to the Revolving Credit Facility and Term Loan. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year and has a maturity date of January 30, 2019.

Purchase Commitments. We also had purchase commitments totaling approximately $9.3 million at October 2, 2016, primarily for inventory.

Cash Flows from Operating, Investing and Financing Activities

Operating Activities. Net cash used by operating activities was $13.0 million in the first nine months of 2016 as compared to net cash used of $11.7 million in the same period of 2015. The aggregate decrease in accounts receivable in 2016 provided cash of $3.6 million. Similarly, decreases in accounts payable resulted in a usage of cash of $1.8 million. Increases in inventory primarily within our Sypris Electronics business used cash of $1.6 million during the first nine months of 2016. Cash of $0.6 million was used to finance changes within other current assets primarily consisting of prepayment for inventory items.

Investing Activities. Net cash provided by investing activities was $47.5 million for the first nine months of 2016 as compared to net cash provided of $14.5 million for the first nine months of 2015. As a result of the Toluca Sale-Leaseback transaction completed in the first quarter of 2016, the Company received net cash proceeds of $11.1 million (See Note 6 “Toluca Sale Leaseback” to the consolidated financials in this Form 10-Q). Additionally, the Company completed the sale of the CSS businesses during the nine months ended October 2, 2016, which resulted in net cash proceeds of $39.3 million (see Note 5 “CSS Sale” to the consolidated financials in this Form 10-Q). As required as part of the CSS Sale, $1.5 million of the proceeds is to be held in escrow for up to 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company.

Net cash provided by investing activities for the first nine months of 2015 included proceeds of $15.7 million from the Morganton sale (see Note 7, “Morganton Sale” to the consolidated financials in this Form 10-Q). Capital expenditures in both periods represented maintenance levels of investment.

Financing Activities. Net cash used in financing activities was $14.8 million for the first nine months of 2016 as compared to $8.1 million for the first nine months of 2015. Net cash used in financing activities in the first nine months of 2016 included the payoff of the Term Loan of $11.7 million, the payoff of the Revolving Credit Facility of $2.1 million, and prepayment penalties on the early extinguishment of debt of $1.5 million. Additionally, the Company incurred financing fees of $0.4 million during the first nine months of the year in conjunction with the amendments of our Revolving Credit Facility and Term Loan. Partially offsetting this was proceeds from the subordinated note from Gill Family Capital Management of $1.0 million during the first nine months of 2016.

Net cash used in financing activities for the first nine months of 2015 included reductions under the prior credit facility of $10.7 million, dividend payments of $0.4 million and payments of $0.1 million for minimum statutory tax withholding on stock-based compensation. Additionally, we paid $2.3 million in financing fees in conjunction with the amendments of the prior credit facility, Meritor Note and GFCM Note in the first nine months of 2015. Partially offsetting this were proceeds from the subordinated note from GFCM of $5.5 million.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no significant changes in our critical accounting policies during the nine months ended October 2, 2016.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our failure to return to profitability on a timely basis, which would cause us to use existing cash resources or other assets to fund operating losses; our failure to develop and implement specific plans (a) to offset the impact of reduced revenues as we migrate our focus from a small number of traditional tier 1 customers in the commercial vehicle markets, including Dana and Meritor, or to a more diversified base of customers who are able to place higher strategic value on our innovation, flexibility and lean manufacturing capabilities, and (b) to implement specific restructuring and cost-savings initiatives and to consolidate and streamline operations in accordance with our plans; breakdowns, relocations or major repairs of machinery and equipment; dependence on, retention or recruitment of key employees especially in challenging markets; cost and availability of raw materials such as steel, component parts, natural gas or utilities; unexpected declines in our markets or market shares, especially as we attempt to transition from legacy products and services into new market segments, customers and technologies; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers; our inability to successfully execute the planned move of our Sypris Electronics business from our current location by December 31, 2016, the end of our lease term; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; our ability to successfully develop, launch or sustain new products and programs; supplier, customer, employee, landlord, creditor, stockholder, product liability or environmental claims; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; potential impairments, non-recoverability or write-offs of assets or deferred costs; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; potential weaknesses in internal controls over financial reporting and enterprise risk management; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; disputes or litigation involving lessor, inventory valuation risks including excessive or obsolescent valuations; our inability to successfully complete definitive agreements for our targeted acquisitions or divestitures due to negative due diligence findings or other factors; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; the costs of compliance with our auditing, regulatory or contractual obligations; our reliance on third party vendors and sub-suppliers; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; regulatory actions or sanctions (including FCPA, OSHA and Federal Acquisition Regulations, among others); U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; cyber security threats and disruptions; changes or delays in customer budgets, funding or programs; failure to adequately insure or to identify environmental or other insurable risks; revised contract prices or estimates of major contract costs; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Part II.     Other Information

Item 1.     Legal Proceedings

We are involved from time to time in litigation and other legal or environmental proceedings incidental to our business. On November 25, 2013, Sypris Technologies, Inc. initiated an arbitration proceeding against Dana Limited under the Non-Administered Arbitration Rules of the International Institute for Conflict Prevention & Resolution alleging that Dana Limited had entered and then repudiated a five year extension of the parties’ long term supply agreement, to run through 2019 or in the alternative had acted in bad faith by refusing to formalize that agreement. On December 30, 2013, Sypris filed a Notice of Supplemental Claims in the same arbitration proceeding, seeking damages for Dana’s alleged breach of the parties’ original 2007 supply agreement; and Dana filed a counterclaim for certain unpaid price rebates. The arbitrator awarded $0.5 million to Sypris Technologies and dismissed Dana’s claims. On January 17, 2014, Dana initiated a declaratory judgment action in the Court of Common Pleas for Lucas County, Ohio challenging the arbitrability of the existence and enforceability of the extended supply agreement and seeking a ruling that the extended agreement was unenforceable. On February 28, 2015, the Lucas County Court granted Dana’s motion, which was subsequently upheld by the Sixth District Court of Appeals for Ohio. Our remaining claims of bad faith and Dana’s various potential claims for alleged nonperformance have been mutually released and dismissed effective as of May 2, 2016.

On January 15, 2016, Sypris Electronics initiated a declaratory judgment action in the Circuit Court of Hillsborough County, Florida seeking to resolve certain claims made by Sweetwell Industrial Associates, LLP (“Sweetwell”), in a notice of alleged default under our lease in Tampa, Florida. On February 16, 2016, Sweetwell, the landlord under that lease, filed its answer and counterclaim and its third party complaint against the Company, as a guarantor under the lease. The landlord claims that certain repairs must be made immediately and/or at the end of the current lease term. As such, it is reasonably possible that the Company may be required to make certain repairs to the current facility upon exit. The current estimate of the Company’s reasonably possible loss contingency is from no liability to $4.0 million. While the Company intends to vigorously dispute these claims, the Company accrued $0.5 million during the nine months ended October 2, 2016 related to its estimated potential obligation under the lease. This accrual is included in accrued liabilities in the Company’s consolidated balance sheet as of October 2, 2016. There are currently no other material pending legal proceedings to which we are a party.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our shares of common stock repurchased during the third quarter ended October 2, 2016 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
7/4/2016 – 7/31/2015	—	$—	—	$3,877
8/1/2016 – 8/28/2016	56,096	$0.87	—	$3,877
8/29/2016 – 10/2/2016	138,258	$1.03	—	$3,877

(a)

The total number of shares purchased includes shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock. Common shares withheld to satisfy tax withholding obligations were immediately cancelled.

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description
10.1	Asset Purchase Agreement between Analog Devices, Inc. and Sypris Electronics, LLC dated as of August 16, 2016.

10.2

Amended Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as September 30, 2016.

10.3	Form of Executive Long-Term Incentive Award Agreement for Grants of Restricted Stock to Executive Officers.

10.4	Form of Executive Long-Term Incentive Award Agreement for Grants of Non-Qualified Stock Options to Executive Officers.

10.5	Form of Four Year Discretionary Director Restricted Stock Award Agreement.

10.6	Form of Four Year Restricted Stock Award Agreement.

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	November 16, 2016	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	November 16, 2016	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)