Form 10-K
period 2016-12-31
SYPRIS SOLUTIONS INC
filed 2017-03-28
CIK 864240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2016.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive	(Registrant’s telephone number,
offices, including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 3, 2016) was $9,477,568.

There were 21,327,078 shares of the registrant’s common stock outstanding as of March 15, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 9, 2017 are incorporated by reference into Part III to the extent described therein.

In this Annual Report on Form 10-K, “Sypris,” “the Company,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1.     Business

General

We were formed as a Delaware corporation in 1997. We are a diversified provider of outsourced services and specialty products. We perform a wide range of manufacturing, engineering, design and other technical services, often under sole-source contracts with corporations principally in the markets for truck components, oil and gas pipeline components and aerospace and defense electronics.

We are organized into two business segments, Sypris Technologies and Sypris Electronics. Sypris Technologies, which is comprised of Sypris Technologies, Inc. and its subsidiaries, generates revenue primarily from the sale of goods and manufacturing services to customers in the market for truck components and assemblies and from the sale of products to the energy and chemical markets. Sypris Electronics, which is comprised of Sypris Electronics, LLC, generates revenue primarily from the sale of manufacturing and technical services as an outsourced service provider to customers in the market for aerospace and defense electronics. Additionally, prior to August 16, 2016, Sypris Electronics also provided trusted solutions for identity management, cryptographic key distribution and cyber analytics. See “Sypris Electronics Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Form 10-K and also Note 4 “CSS Sale” to the consolidated financial statements in this Form 10-K.

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

Sypris Technologies. Through Sypris Technologies, we are a significant supplier of forged and machined components, serving the commercial vehicle, off highway vehicle, light truck and energy markets in North America. We have the capacity to produce drive train components including axle shafts, gear sets, steer axle forgings, and other components for ultimate use by the leading truck manufacturers, including Chrysler Group LLC (Chrysler), Ford Motor Company (Ford), General Motors Company (GM), Freightliner LLC (Freightliner), Mack Trucks, Inc. (Mack), Navistar International Corporation (Navistar), PACCAR, Inc. (PACCAR) and Volvo Truck Corporation (Volvo). We support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies.

As previously disclosed, the Company made several strategic decisions to migrate away from certain of its traditional Tier 1 customers in the commercial vehicle markets, while seeking to replace these customers with longer-term relationships, especially among the heavy truck, off-highway and automotive original equipment manufacturers (“OEM”s) and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. As a result of these decisions, the Company anticipates a significant reduction in its revenues in Sypris Technologies for 2017. This prompted the Company’s decision to partially shut down and to explore the exit or disposal of one of its largest commercial vehicle component manufacturing facilities (the “Broadway Plant”) in Louisville, Kentucky in an orderly fashion. In connection with this process, the Company and Meritor have determined not to renew their current supply agreement for certain of Meritor’s domestic, forged axle shafts, beginning in 2017, and the Company similarly anticipates a reduction in certain portions of its business with Eaton. For the year ended December 31, 2016, these portions of the Meritor and Eaton business represented approximately 18% and 4% of our consolidated net revenue, respectively. However, the Company will continue to supply significant volumes of component parts to Sistemas Automotrices de Mexico, S.A de C.V. ("Sistemas''), Meritor’s joint venture in Mexico, and will continue to supply axle shafts to Meritor’s Brazilian subsidiary going forward, such continuing business accounts having represented approximately 13% of our net revenue in 2016.

We continue to adjust our overhead and infrastructure to be more in line with projected levels of customer demand and market requirements. We have developed plans to cut costs and rebuild our revenues over time in order to become profitable again. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Form 10-K. While we hope to take advantage of our excess capacity through our ongoing efforts, there can be no assurances that such conditions will continue or that our efforts to cut costs and rebuild our revenues through new customers will be successful.

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

Our net revenues from Sypris Technology decreased $44.8 million from $108.1 million in 2015 to $63.3 million in 2016. Despite this decline, Sypris Technologies still represented approximately 69% of our net revenues in 2016.

Sypris Electronics. Sypris Electronics generates revenue primarily from the sale of manufacturing and technical services as an outsourced service provider to customers in the market for aerospace and defense electronics. Additionally, prior to August 16, 2016, Sypris Electronics also provided trusted solutions for identity management, cryptographic key distribution and cyber analytics and manufactured complex data storage systems.

Our electronic manufacturing services (EMS) business is focused on circuit card and full box build manufacturing, high reliability manufacturing, integrated design and engineering services, systems assembly and integration, design for manufacturability, and design to specification work. Our customers include large aerospace and defense companies such as Lockheed Martin Corporation (Lockheed Martin), Northrop Grumman Corporation (Northrop Grumman), Harris Corporation (Harris) and Analog Devices, Inc. (ADI).

The industry and business environment of Sypris Electronics is highly competitive and continues to be impacted by policy and budget decisions of the U.S. Government, as well as economic conditions. Future budget cuts, or future procurement decisions associated with the U.S. Government’s authorization and appropriations process could result in reductions, cancellations and/or delays of Sypris Electronics’ existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows. Net revenue from Sypris Electronics decreased $8.7 million from $37.2 million to $28.5 million in 2016 compared to the prior year. Approximately $5.7 million of this decrease compared to the prior year is due to the mid-year sale of the CSS business in August 2016 which resulted in net revenue from the CSS business not being included in the results of Sypris Electronics for the remainder of 2016. Sypris Electronics accounted for approximately 31% of net revenue in 2016, up from 26% of our net revenue in 2015 primarily due to the decline in revenues in Sypris Technologies.

Our Markets

Sypris Technologies. The industrial manufacturing markets include truck components and assemblies and specialty closures. The truck components and assemblies market consists of the original equipment manufacturers, or OEMs, including Chrysler, Ford, Freightliner, GM, Mack, Navistar, PACCAR and Volvo, and an extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. Tier 1 companies represent the primary suppliers to the OEMs and include Meritor, Dana, Detroit Diesel Corporation (Detroit Diesel), American Axle & Manufacturing Holdings, Inc. (America Axle) and Eaton Corporation (Eaton), among others. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components and assemblies, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels. As noted above, the Company has determined to migrate away from certain of its traditional Tier 1 customers in the commercial vehicle markets, while seeking to replace these customers with longer-term relationships, especially among the heavy truck, off-highway and automotive original equipment manufacturers (“OEM”s) and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles.

The specialty closures market consists primarily of oil and gas pipelines, which are also facing significant pressures to improve quality, reduce costs and defer capital expenditures.

Sypris Electronics As noted above, the U.S. Government’s budget process and the ongoing spending reductions to defense programs has adversely impacted our portfolio of traditional business in this segment, which is dependent upon discretionary appropriations for defense programs. Although we believe that our programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense and intelligence priorities, the affordability of our products and services, changes in or preferences for new or different technologies, general economic conditions and other factors may affect the level of funding for existing or proposed programs. Uncertainty over budget plans and national security spending may prove challenging for our customers, as well as the defense industry as a whole.

Market conditions for our EMS business are characterized by a number of obstacles. The nature of providing outsourced manufacturing services to the aerospace and defense electronics industry as well as other regulated markets differs substantially from the commercial electronics manufacturing industry. The cost of failure can be extremely high, the manufacturing requirements are typically complex and products are produced in relatively small quantities. Companies that provide these manufacturing services are required to maintain and adhere to a number of strict and comprehensive certifications, security clearances and traceability standards. As mentioned above, U.S. Government and private customer spending levels remain uncertain.

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

Pursue the Strategic Acquisition of Assets. Over the long-term, we may consider the strategic acquisition of assets to consolidate our position in our core markets, expand our presence outside the U.S., create or strengthen our relationships with leading companies and expand our range of value-added services in return for multi-year supply agreements. We target assets that can be integrated with our core businesses and that can be used to support other customers, thereby improving asset utilization and achieving greater productivity, flexibility and economies of scale.

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

We believe that the number and duration of our strategic relationships should grow to enable us to invest in our business with greater certainty and with less risk. The investments we make in support of these relationships are targeted to provide us with the productivity, flexibility, technological edge and economies of scale that we believe will help to differentiate us from the competition in the future when it comes to cost, quality, reliability and customer service.

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

Sypris Technologies:
Detroit Diesel	Axle shafts and drive train components for medium and heavy-duty trucks.
Sistemas	Axle shafts and drive train components for medium and heavy-duty trucks.
Meritor	Axle shafts.
Eaton	Transmission shafts for heavy-duty trucks.
Jamison Products	Specialty closures for oil and gas pipelines.
Sypris Electronics:
Northrop Grumman

Circuit card assembly and sub-assembly design and build for electronic sensors and systems ranging from radar and targeting systems to tactical ground stations, navigation systems and integrated avionics.

Lockheed Martin	Complex circuit cards for use in some of the nation’s high priority space programs.
Harris	Complex circuit cards and subassemblies for use in weapons systems, targeting and warning systems, and high priority space program.

Manufacturing Services

Our manufacturing services typically involve the fabrication or assembly of a product or subassembly according to specifications provided by our customers. We purchase raw materials or components from our customers or independent suppliers in connection with performing our manufacturing services. We strive to enhance our manufacturing capabilities by advanced quality and manufacturing techniques, lean manufacturing, just-in-time procurement and continuous flow manufacturing, six sigma, total quality management, stringent and real-time engineering change control routines and total cycle time reduction techniques.

Industrial Manufacturing Services. We offer our customers a wide range of capabilities, including automated forging, machining, induction hardening, heat-treating and testing services to meet their exacting requirements. We also design and fabricate production tooling, manufacture prototype products and provide other value-added services for our customers. Our manufacturing services contracts for the truck components and assemblies markets are often sole-source by part number. Part numbers may be specified for inclusion in a single model or a range of models. Where we are the sole-source provider by part number, we are generally the exclusive provider to our customer of those specific parts and for the duration of the manufacturing contract.

Electronics Manufacturing Services. We provide our customers with a broad variety of value added solutions, from low-volume prototype assembly to high-volume turnkey manufacturing. We employ a multi-disciplined engineering team that provides comprehensive manufacturing and engineering support to customers. The manufacturing solutions we offer include design conversion and enhancement, process and tooling development, materials procurement, system assembly, testing and final system configuration. Our manufacturing services contracts for the aerospace and defense electronics market are generally sole-source by part number.

Products

In addition to our outsourced contract manufacturing services, we offer specialized products including light weight axle components and specialty closures and joints used in pipeline and chemical systems. As we look to grow our products business and seek to replace the revenues lost from the Dana and certain other, less strategic, product supply agreements, greater emphasis will be placed on the commercialization of new products to broaden our portfolio and meet the needs of our customers.

Our Customers

Our customers include large, established companies and agencies of the federal government. We provide some customers with a combination of outsourced services and products, while other customers may be in a single category of our service or product offerings. Our five largest customers in 2016 were Meritor, Sistemas, Detroit Diesel Corporation, Northrup Grumman and Eaton, which in the aggregate accounted for 53% of net revenue. Our five largest customers in 2015 were Meritor, Sistemas, Detroit Diesel Corporation, Northrup Grumman and Eaton, which in the aggregate accounted for 62% of net revenue. In 2016, Meritor, Sistemas and Detroit Diesel represented approximately 19%, 12% and 10% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2016. In 2015, Meritor, Sistemas and Detroit Diesel represented approximately 30%, 11% and 10% of our net revenue, respectively. No other customer accounted for more than 10% of our revenue in 2015. In addition, U.S. governmental agencies accounted for 3% and 5% of net revenue in 2016 and 2015, respectively.

As noted above, the Company and Meritor have determined not to renew their current supply agreement for certain of Meritor’s domestic, forged axle shafts, beginning in 2017, and the Company similarly anticipates a reduction in certain portions of its business with Eaton. For 2016, these portions of the Meritor and Eaton business represented approximately 18% and 4% of our net revenue, respectively. However, the Company will continue to supply significant volumes of component parts to Sistemas Automotrices de Mexico, S.A de C.V. ("Sistemas''), Meritor’s joint venture in Mexico, and will continue to supply axle shafts to Meritor’s Brazilian subsidiary going forward, such continuing business accounts having represented approximately 13% of our net revenue in 2016.

Geographic Areas and Currency Fluctuations

We are located in the U.S. and Mexico. Our Mexican subsidiaries and affiliates are a part of Sypris Technologies and manufacture and sell a number of products similar to those Sypris Technologies produces in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have primarily impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiaries, because the vast majority of our transactions are denominated in U.S. dollars. For the years ended December 31, 2016 and 2015, other income, net, included foreign currency transaction gains of $1.0 million and $0.3 million, respectively.

Net revenues from Mexican operations, were $11.7 million, or 13%, and $8.9 million, or 6%, of our consolidated net revenues in 2016 and 2015, respectively. In 2016, net income from our Mexican operations was $0.9 million, as compared to our consolidated net income of $6.0 million. In 2015, the net loss from our Mexican operations was $8.6 million, as compared to our consolidated net loss of $27.2 million. Revenues from our Mexican operations are expected to grow significantly as a percentage of our consolidated net revenues, especially in connection with the partial shutdown of the Broadway Plant, scheduled for mid-2017. You can find more information about our regional operating results, including our export sales, in Note 22 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Sales and Business Development

Our principal sources of new business originate from the expansion of existing relationships, referrals and direct sales through senior management, direct sales personnel, domestic and international sales representatives, distributors and market specialists. We supplement these selling efforts with a variety of sales literature, advertising in trade media and participating in trade shows. We also utilize engineering specialists to facilitate the sales process by working with potential customers to reduce the cost of the service they need. Our specialists achieve this objective by working with the customer to improve their product’s design for ease of manufacturing or by reducing the amount of set-up time or material that may be required to produce the product. The award of contracts or programs can be a lengthy process, which in some circumstances can extend well beyond 24 months. Upon occasion, we commit resources to potential contracts or programs that we ultimately do not win.

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

Since the beginning of 2015, we have signed long term supply agreements with Detroit Axle and Volvo. We have also been awarded purchase orders for various services and components from American Axle, Meritor, Sistemas, and Dana. We are launching the Sypris Ultra® axle shaft with Detroit Axle and have strong interest from others within the customer base who are interested in this patented product. We are continuing to explore other opportunities as they arise and have significant list of outstanding quotations in progress, but there can be no assurances that our efforts to develop new sources of revenues will adequately replace the loss of the Dana or other, less strategic, business.

Competition

The markets that we serve are highly competitive, and we compete against numerous domestic companies in addition to the internal capabilities of some of our customers. In the truck components and assemblies market, we compete primarily against other component suppliers such as Ramkrishna Forgings Limited, Mid-West Forge, Inc., GNA Axles Limited, Brunner International, Inc., US Manufacturing Corporation, Commercial Forged Products, Spencer Forge and Machine, Inc. and Traxle, which serve as suppliers to many Tier I and smaller companies. In the aerospace and defense electronics market, we compete primarily against companies such as Celestica Inc., Jabil Circuit, Inc. and Spartan Corporation. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours. In addition, we will face new competitors as we attempt to increase and expand our business.

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

Raw steel and fabricated steel parts are a major component of our cost of sales and net revenue for the truck components and assemblies business. We purchase a portion of our steel for use in this business at the direction of our customers, with periodic changes in the price of steel being reflected in the prices we are paid for our services. Increases in the costs of steel or other supplies can increase our working capital requirements, scrap expenses and borrowing costs.

There can be no assurance that supply interruptions or price increases will not slow production, delay shipments to our customers or increase costs in the future, any of which could adversely affect our financial results. Delays, interruptions or non-optimal scheduling of production related to interruptions in raw materials supplies can be expected to increase our costs.

Research and Development

Our research and development expenditures were mainly related to our product lines that served the aerospace and defense electronics market. With the sale of the CSS business in August 2016, we expect research and development costs to be minimal going forward. Process improvement expenditures related to our outsourced services are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small percentage of our net revenue. Company-sponsored research and development costs are expensed as incurred. We invested $0.3 million and $0.8 million in research and development in 2016 and 2015, respectively.

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

Government Regulation

Our operations are subject to compliance with regulatory requirements of federal, state and local authorities, in the U.S. and Mexico, including regulations concerning financial reporting and controls, labor relations, minimum pension funding levels, export and import matters, health and safety matters and protection of the environment. While compliance with applicable regulations has not adversely affected our operations in the past, there can be no assurance that we will continue to be in compliance in the future or that these regulations will not change or that the costs of compliance will not be material to us.

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

Employees

As of December 31, 2016, we had a total of 604 employees, of which 478 were engaged in manufacturing and providing our technical services, 11 were engaged in sales and marketing, 41 were engaged in engineering and 74 were engaged in administration. Approximately 335 of our employees were covered by collective bargaining agreements with various unions that expire on various dates through 2017. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 139 employees expire within the next 12 months. In response to the near term reduction of significant business in 2015 and 2016, we have engaged in layoffs during the last two years, and our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. Although we believe overall that relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

Item 1A.     Risk Factors

Risks Related to Our Business and Forward-Looking Statements

This annual report and our other oral or written communications may contain “forward-looking” statements. These statements include our expectations or projections about the future of our industries, business strategies, the markets in which we operate, potential acquisitions, contracts with customers, new business opportunities, controlling or cutting our costs, winning new customers (especially by replacing the reductions in our revenues from our more traditional Tier I customers in Sypris Technologies, such as Dana and Meritor), returning to profitability on a consolidated basis, our modified Exit or Disposal Plan, and the expectations for Management’s Strategic Actions, and our financial results, financial condition and our views about developments beyond our control including government spending, domestic or global economic conditions, trends and market forces. These statements are based on management’s views and assumptions at the time originally made, and we undertake no obligation to update these statements, except as may be required by law. There can be no assurance that our expectations, projections or views will come to pass, and you should not place undue reliance on these forward-looking statements.

A number of significant risk factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements, including those described below. Many of these risk factors are also identified in connection with the more specific descriptions contained throughout this report.

Customers

We have experienced recent operating losses, and anticipate further operating losses in the near term, as we seek to generate new business revenues to replace the loss of our largest customer and other, less strategic business, during the implementation of our recovery plans.

Our businesses generally will require a higher level of new business revenues in order to operate profitably. We have recently experienced operating losses and may not become profitable if we are unable to execute on management’s plans. The loss of revenues from Dana in early 2015 and 2016 also accelerated our need to launch new programs with existing customers and to diversify our business by adding new customers. With the recent non-renewal of a portion of the Meritor and other, less strategic, product supply agreements, and the closure of the Broadway plan, we need to secure additional business with new and existing customers in a timely fashion. While we expect to generate further operating losses in the near term, we are trying to increase our revenues with new or existing customers by utilizing our excess manufacturing capacity. Unless we can develop and offer new products and services to existing customers or obtain new customers, at the levels anticipated in both management’s strategic actions and its exit or disposal plan, we may be unable to maintain the critical mass of capital investments or talented employees that are needed to succeed in our chosen markets or to maintain our existing facilities, which could result in additional restructuring or exit costs. There can be no assurance that we will be able to generate the additional revenue targeted in our recovery plans or to succeed in the execution of the cost-cutting initiatives in those plans.

We depend on a few key customers in challenging industries for most of our revenues.

In late 2015, we did not renew our supply agreement with Dana, then our largest customer. In late 2016, we similarly did not renew portions of our supply agreements with Meritor and Eaton, two of our largest customers in 2016 and 2015, in connection with our decision to partially shut down the Broadway Plant. Our five largest customers in 2016 were Meritor, Sistemas, Detroit Diesel, Northrup Grumman and Eaton, collectively accounting for 53% of net revenue. Our five largest customers in 2015 were Meritor, Sistemas, Detroit Diesel, Northrup Grumman and Eaton, collectively accounting for 62% of net revenue. As noted above, the Company and Meritor have determined not to renew their current supply agreement for certain of Meritor’s domestic, forged axle shafts, beginning in 2017, and the Company similarly anticipates a reduction in certain portions of its business with Eaton. For 2016, these portions of the Meritor and Eaton business represented approximately 18% and 4% of our net revenue, respectively. While we have initiated efforts to replace the loss of Dana business and to reduce the dependence of Sypris Technologies on other non-strategic customers, our inability to retain or increase our revenues while effectively controlling our costs would materially adversely affect our business, results of operations and financial condition. In 2017 and beyond, we will need to attract new clients and attempt to diversify our customer base from a limited number of potential customers despite the longer lead times often being required for new programs.

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

A material portion of our business, historically, has been conducted under multi-year contracts, which generally include fixed prices or periodic price reductions without minimum purchase requirements. Over time, our revenues may not cover any increases in our operating costs which could adversely impact our results. Our financial results are at greater risk when we accept contractual responsibility for raw material or component prices, when we cannot offset price reductions, freight penalties and cost increases with operating efficiencies or other savings, when we must submit contract bid prices before all key design elements are finalized or when we are subjected to other competitive pressures which erode our margins. The profitability of our contracts also can be adversely affected by unexpected start-up costs on new programs, operating inefficiencies, ineffective capital investments, inflationary pressures or inaccurate forecasts of future unit costs.

In light of the recent strength of the U.S. dollar, tightening margins and unfavorable growth trends and softness in certain sectors of commercial vehicle manufacturing, and loss of its traditional market share in commercial vehicle manufacturing, the Company is also transitioning certain portions of its customer production to its Toluca plant. The Company’s management has also implemented various profit recovery and protection plans and evaluated strategic alternatives to optimize asset values in each of the Company’s segments. Our ability to successfully execute on such plans in a timely manner and without customer disruption will be critical to maintain customer business.

Our ability stabilize employee retention and execute on existing customer orders could but current revenues at risk as we proceed with the execution of our Plans.

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

Congressional budgetary constraints or reallocations could reduce our government related sales.

Sypris Electronics serves as a contractor for large aerospace and defense companies such as Northrop Grumman, Lockheed Martin and Harris typically under federally funded programs, which represented approximately 18% and 18% of net revenue in 2016 and 2015, respectively.

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

If we are unable to improve the cost, efficiency and yield of our operations, and if we are not able to control costs, our financial results could suffer and we could be forced to sell additional assets, take on additional debt at higher costs or take other measures to restructure our operations or capital structure. A number of major obstacles could include:

●	the loss of substantial revenues due to the loss of major customer contracts and a sluggish economic recovery;

●	difficulties experienced in connection with the closure of our Broadway Plant, and the potential negative impact that may have on our business prospects;

●

difficulties arising from our present financial condition, including difficulties in maintaining customer and supplier relationships and difficulties acquiring new business due to lingering concerns over our financial condition;

●	difficulties in executing management’s various cost reduction and profit recovery and protection plans;

●	efforts to increase our manufacturing capacity and launch new programs; efforts to migrate, restructure or move business operations from one location to another;

●	the breakdown of critical machinery or equipment;

●	inflationary pressures;

●	increased borrowing due to declines in sales;

●	changes in anticipated product mix and the associated variances in our profit margins;

●	the need to identify and eliminate our root causes of scrap;

●	our ability to achieve expected annual savings or other synergies from past and future business combinations;

●	inventory risks due to shifts in market demand;

●	obsolescence; price erosion of raw material or component parts;

●	shrinkage, or other factors affecting our inventory valuations;

●	and an inability to successfully manage growth, contraction or competitive pressures in our primary markets.

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

While management’s recovery plans have been partially executed during 2015 and 2016, we could fail to adequately overcome new obstacles such as slowing markets, the loss of key employees, unexpected increases in costs, or new competitors or technologies in our key markets, among other risks. The failure to fully implement our recovery plans could materially adversely affect our revenues, operating results and financial condition.

Our ability to finance expansion or new business opportunities may be limited.

Our future liquidity and capital requirements depend on numerous factors other than bank borrowings or debt financing, including the pace at which we can effectively cut costs, increase revenues or successfully launch new products and services. One method we have historically used to increase our revenues and obtain multi-year supply agreements is to buy a customer’s non-core manufacturing assets and produce products for them. We have also pursued strategies that rely on research and development efforts to develop and commercialize our new products and services. We may not have the financial resources or be able to raise funds necessary to pursue these strategies under our future debt agreements which could further limit our ability to replace the loss of revenues.

Labor Relations

We must attract and retain qualified employees while successfully managing related costs.

Our future success in a changing business environment, including during rapid changes in the size, complexity or skills required of our workforce, as we experienced in 2015 and 2016, will depend to a large extent upon the efforts and abilities of our executive, managerial and technical employees. The loss of key employees, especially in a recovering economic environment, could have a material adverse effect on our operations. Our future success will also require an ability to attract and retain qualified employees, especially those with engineering or production expertise in our core business lines. Labor disputes or changes in the cost of providing pension and other employee benefits, including changes in health care costs, investment returns on plan assets and discount rates used to calculate pension and related liabilities or other requirements to accelerate the level of our pension fund contributions to reduce or eliminate underfunded liabilities, could lead to increased costs or disruptions of operations in any of our business units.

Disputes with labor unions could disrupt our business plans.

As of December 31, 2016, we had collective bargaining agreements covering approximately 335 employees (all of which were in Sypris Technologies), or 55% of total employees. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 139 employees expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees in Mexico represented approximately 32% of the Company’s workforce, or 196 employees at December 31, 2016. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

Many other risk factors beyond our control could seriously disrupt our operations, including: risks relating to war, future terrorist activities, computer hacking or other cyber attacks, or political uncertainties; risks relating to natural disasters or other casualties which could shut down our domestic or foreign facilities, disrupt transportation of products or supplies, increase the costs under our self-insurance program or change the timing and availability of funding in our aerospace and defense electronics markets; risks inherent in operating abroad, including foreign currency exchange rates, adverse regulatory developments, and miscommunications or errors due to inaccurate foreign language translations or currency exchange rates; or our failure to anticipate or to adequately insure against other risks and uncertainties present in our businesses including unknown or unidentified risks.

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

Location	Segment (Market Served)	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:
Louisville, Kentucky		Lease (2024)	21,600
Manufacturing and Service Facilities:
Louisville, Kentucky (the “Broadway Plant”)	Sypris Technologies (Truck and Off-Highway Components & Assemblies)	Own	450,000	TS 16949
Louisville, Kentucky	Sypris Technologies (Specialty Closures)	Own	57,000	ISO 9001
Tampa, Florida	Sypris Electronics (Aerospace & Defense Electronics)	Lease (2027)	50,000	ISO 9001 ISO 13485 ISO 14001 AS 9100 AS5553 NASA-STD-8739 IPC-A-610, Rev D, Class 3 J-STD-001, Rev D, Class 3 NADCAP accredited
Toluca, Mexico	Sypris Technologies (Automotive and Truck Components & Assemblies)	Lease (2026)	215,000	TS 16949 ASME Certified Clean Industry Certified

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at various of our facilities.

Certification/Specification	Description

AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

AS 5553	A certification process intended for use by aerospace and military manufactures to mitigate the risk or receiving and installing counterfeit electronic parts.

ASME Certified	Performance criteria determined by the American Society of Mechanical Engineers.

Clean Industry Certified	Mexican Environmental Protection Agency sponsored voluntary regulatory program for pollution control.

Certification/Specification	Description

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

J-STD-001	A family of voluntary standards of industry-accepted workmanship criteria for electronic assemblies.

ISO 9001	A certification process comprised of quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products.

ISO 14001	A family of voluntary standards and guidance documents defining specific requirements for an Environmental Management System.

ISO 13485	An internationally recognized voluntary system of quality management for companies that design, develop, manufacture, distribute, and service medical devices.

NADCAP accredited	The National Aerospace and Defense Contractors Accreditation Program is a global cooperative accreditation program for aerospace engineering, defense and related industries.

NASA-STD-8739	A specification for space programs designated by the National Aeronautics and Space Administration.

TS 16949

A quality certification system developed within the automotive sector. Using ISO 9001:2000 as its foundation, ISO/TS 16949:2002 specifies the quality management system (QMS) requirements for the design, development, production, installation and servicing of automotive related products.

Item 3.     Legal Proceedings

On January 15, 2016, Sypris Electronics initiated a declaratory judgment action in the Circuit Court of Hillsborough County, Florida seeking to resolve certain claims made by Sweetwell Industrial Associates, LLP (“Sweetwell”), in a notice of alleged default under our lease in Tampa, Florida. On February 16, 2016, Sweetwell, the landlord under that lease, filed its answer and counterclaim and its third party complaint against the Company, as a guarantor under the lease. The landlord claims that certain repairs must be made immediately and/or at the end of the current lease term. As such, it is reasonably possible that the Company may be required to make certain repairs to the current facility upon exit. The current estimate of the Company’s reasonably possible loss contingency is from no liability to $4.0 million. While the Company intends to vigorously dispute these claims, the Company accrued $0.5 million during the year ended December 31, 2016 related to its estimated potential obligation under the lease. This accrual is included in accrued liabilities in the Company’s consolidated balance sheet as of December 31, 2016. There are currently no other material pending legal proceedings to which we are a party.

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

	High	Low
Year ended December 31, 2016:
First Quarter	$2.25	$0.64
Second Quarter	1.25	0.85
Third Quarter	1.49	0.75
Fourth Quarter	1.10	0.84

Year ended December 31, 2015:
First Quarter	$2.84	$2.05
Second Quarter	2.05	1.18
Third Quarter	1.89	0.96
Fourth Quarter	2.74	0.64

As of March 15, 2017, there were 668 holders of record of our common stock. No cash dividends were declared during 2016 or 2015.

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. We do not anticipate paying dividends in 2017.

There were no shares of common stock repurchased during the three months ended December 31, 2016.

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

Sypris Technologies Outlook

In North America, production levels for light, medium and heavy duty trucks steadily increased from a low in the depressed economic environment of 2008 and 2009 through 2015. However, demand in the U.S. commercial vehicle industry has softened beginning in the fourth quarter of 2015 along with other durable and non-durable goods sectors in the North America economy. The continued strength of the U.S. dollar, the tightening of margins in certain sectors of the commercial vehicle markets and the generally softening markets have led the Company to reevaluate the strategic importance of each of its customers to the Company’s long-term success. In connection with this reevaluation process, the Company and Meritor have determined not to renew their current supply agreement for certain of Meritor’s domestic, forged axle shafts, beginning in 2017, and the Company similarly anticipates a reduction in certain portions of its business with Eaton. For the year ended December 31, 2016, these portions of the Meritor and Eaton business represented approximately 18% and 4% of our consolidated net revenue. However, the Company will continue to supply significant volumes of component parts to Sistemas, Meritor’s joint venture in Mexico, and will continue to supply axle shafts to Meritor’s Brazilian subsidiary going forward.

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

Sypris Electronics’ revenue had declined from 2009 through 2014 primarily due to our inability to replace the declining demand for certain legacy products and services with competitive new offerings. However, revenues for the EMS business increased in 2015 and 2016, as we have begun to generate revenue from the ramp-up of new electronic manufacturing services and other technical service programs.

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other assets of Sypris Electronics (the “CSS Sale”) comprised principally of its SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines. Revenue from the CSS business is included in our results of operations until the time of sale since the sale was not classified as a discontinued operation in our consolidated financial statements. The assets were sold for $42.0 million in cash consideration, $1.5 million of which is to be held in escrow for up to 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company. The retained portion of the Sypris Electronics segment will continue to provide electronic manufacturing and design support services to customers in the aerospace, defense, medical and severe environment markets, among others.

In connection with the CSS Sale, management prepared a business plan for the EMS business retained by Sypris Electronics after the CSS sale. This plan includes a continuing effort to grow and diversify its electronic manufacturing service business and the identification of opportunities for cost reductions and cash flow enhancements for the retained portion of the business.

Strategic Actions

The Company completed a number of strategic actions during 2015 and 2016, in response to the nonrenewal of its supply agreement with Dana Holding Corporation (“Dana”) effective January 1, 2015, the subsequent downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other economic factors impacting the Company during last two years. Actions taken during 2015 and 2016 include: (i) the initiation of the exit of the Broadway Plant (see discussion below), (ii) the CSS sale, (iii) the Toluca Sale-Leaseback, (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina, (v) the relocation of its Sypris Electronics operation to a new facility (see discussion below), (vi) reductions in workforce at all locations, and (vii) other reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments (see Note 3, Note 4, Note 5 and Note 6 to the consolidated financial statements in this Form 10-K). Using a portion of the proceeds generated from asset sales noted above, the Company paid off all of its most senior debt in August 2016 and has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM’) in the form of secured promissory note obligations totaling $6.5 million in principal through 2016.

During 2016, the Company also initiated the process of qualifying production for certain oil and gas industry components in Mexico that were previously produced solely in the United States. Qualification of production for the first group of these components was completed for the Mexico facility during 2016. The Company expects this capacity reallocation will continue in 2017 and provide the Company with the ability to source components for this market in both the United States and Mexico.

During the fourth quarter of 2016, the Company completed the relocation of its operations for Sypris Electronics to a 50,000 square foot leased facility in Tampa, Florida. Sypris Electronics previously leased a facility also located in Tampa of approximately 300,000 square feet for its operations which also included the CSS business. All manufacturing operations for Sypris Electronics will be performed in the new facility which will result in a significant reduction in rent and related operating expenses effective January 1, 2017 as compared to 2016. Relocation costs were expensed when incurred during 2016 and certain assets not retained after the relocation were charged to expense during the fourth quarter of 2016.

The Company made several strategic decisions to migrate away from certain of its traditional Tier 1 customers in the commercial vehicle markets throughout 2016, while seeking to replace these customers with longer-term relationships, especially among the heavy truck, off-highway and automotive original equipment manufacturers (“OEM”s) and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. that expired on January 1, 2017 and was produced at the Company’s Louisville, Kentucky automotive and commercial vehicle manufacturing plant (the “Broadway Plant”) and the Company similarly anticipates a reduction in certain portions of its business with Eaton. As a result of these decisions, the Company anticipates a significant reduction in its commercial vehicle revenues in 2017 (See Note 3 to the consolidated financial statements in this Form 10-K).

On November 22, 2016, the Board of Directors of the Company approved moving forward with the exploration of a range of strategic options for the Broadway Plant, including the divestiture of the plant, the transitional reduction in its operations to accommodate lower volumes, the relocation of production to other Company facilities as needed, and/or the closure of the plant. Accordingly, management explored various exit or disposal options for the Broadway Plant with the input of our salaried and unionized employees, our customers and others within the industry. On February 21, 2017, with the benefit of management’s analysis, the Board approved a modified exit or disposal plan with respect to the Broadway Plant, which is now expected to continue certain transitional operations into 2018. The Company expects to relocate certain assets from the Broadway Plant to other manufacturing facilities as needed to serve its existing and target customer base and to identify underutilized or non-core assets for disposal. Management expects to use proceeds from the sale of any underutilized or non-core assets to fund costs incurred on the transfer of equipment from the Broadway Plant and the transition of the related production. Management will evaluate options for the real estate and any remaining assets in the Broadway Plant following the completion of production at that facility.

Our failure or inability to realize our key financial objectives could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results. See “Risk Factors – We have experienced recent operating losses, and anticipate further operating losses in the near term, as we seek to generate new business revenues to replace the loss of our largest customer and other, less strategic business, during the implementation of our recovery plans” in Part I, Item 1A of this Annual Report on Form 10-K. See also Note 2 to the consolidated financial statements in this Form 10-K.

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

Pension Plan Funded Status.  Our U.S. defined benefit pension plans are closed to new entrants and only $6,000 of service-related costs was recorded in 2016 related to a small number of participants who are still accruing benefits in the Louisville Hourly and Salaried Plans. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Plan liabilities at December 31, 2016 are based upon a discount rate of 4.05% which reflects the Above Mean Mercer Yield Curve rate as of December 31, 2016 rounded to the nearest 5th basis point. Declining discount rates increase the present value of future pension obligations – a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $1.0 million. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of 5.40% for the Louisville Hourly Plan, 6.00% for the Marion Plan and 6.75% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2016 was appropriate. A change in the assumed rate of return on plan assets of 100 basis points would result in a $0.3 million change in the estimated 2017 pension expense.

At December 31, 2016, we have $15.7 million of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated Other Comprehensive Income and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants.

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

Stock-based Compensation. We account for stock-based compensation in accordance with the fair value recognition provisions using the Black-Scholes option-pricing method, which requires the input of several subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures). The dividend yield is assumed to be zero as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future. Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and consequently, the related expense recognized in the consolidated statements of operations.

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

Results of Operations

We operate in two segments, Sypris Technologies and Sypris Electronics. The table presented below compares our segment and consolidated results of operations from 2016 to 2015. The table presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Year Ended December 31,
			Favorable	Favorable
	2016	2015	(Unfavorable)	(Unfavorable)	2016	2015
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$63,324	$108,134	$(44,810)	(41.4)%	69.0%	74.4%
Sypris Electronics	28,473	37,189	(8,716)	(23.4)	31.0	25.6
Total net revenue	91,787	145,323	(53,526)	(36.8)	100.0	100.0

Cost of sales:
Sypris Technologies	63,578	108,924	45,346	41.6	100.4	100.7
Sypris Electronics	27,470	36,081	8,611	23.9	96.5	97.0
Total cost of sales	91,048	145,005	53,957	37.2	99.2	99.8

Gross profit (loss):
Sypris Technologies	(254)	(790)	536	67.8	(0.4)	(0.7)
Sypris Electronics	1,003	1,108	(105)	(9.5)	3.5	3.0
Total gross profit	749	318	431	135.5	0.8	0.2

Selling, general and administrative	22,008	27,845	5,837	21.0	24.0	19.2
Research and development	330	779	449	57.6	0.4	0.5
Severance, relocation and other costs	1,169	1,338	169	12.6	1.3	0.9

Operating loss	(22,758)	(29,644)	6,886	23.2	(24.8)	(20.4)

Interest expense, net	4,882	4,223	(659)	(15.6)	5.3	2.9
Loss on extinguishment of debt	1,521	—	(1,521)	NM	1.7	—
Other (income), net	(35,505)	(8,643)	26,862	310.8	(38.7)	(6.0)
Income (loss) before income taxes	6,344	(25,224)	31,568	NM	6.9	(17.3)

Income tax expense, net	301	1,992	1,691	84.9	0.3	1.4

Net income (loss)	$6,043	$(27,216)	$33,259	NM	6.6%	(18.7)%

Net Revenue. Sypris Technologies derives its revenue from manufacturing services and product sales. Net revenue for Sypris Technologies decreased $44.8 million from the prior year to $63.3 million in 2016. The Company experienced a decrease in revenue of $23.8 million for the year ended December 31, 2016 resulting primarily from lower demand from customers in the commercial vehicle and oil and gas industries. Additionally, the loss of the trailer axle revenue with the sale of assets in Morganton accounted for $13.5 million of the decline. Furthermore, a decline in steel prices, which is passed through to customers under certain contracts, resulted in a decrease in revenue of $7.1 million for the year ended December 31, 2016. Revenue for Sypris Technologies is expected to decrease in 2017 with the non-renewal of the supply agreement for certain of Meritor’s domestic, forged axle shafts and the insourcing of certain transmission shafts by one of its customers.

Sypris Electronics derives its revenue from product sales and technical outsourced services. Net revenue for Sypris Electronics decreased $8.7 million to $28.5 million in 2016, primarily reflecting the sale of certain product lines in August 2016 (see Note 4 to the consolidated financial statements in this Form 10-K).

Gross Profit. Sypris Technologies’ gross profit improved $0.5 million to a loss of $0.3 million in 2016 as compared to a loss of $0.8 million in the prior year. Sypris Technologies has continued to adjust its fixed overhead structure in order to better align with current volumes. These adjustments, combined with lower depreciation expense resulted in an increase in gross profit of $5.1 million for the year ended December 31, 2016. Additionally, the strengthening of the U.S. dollar had a positive effect on gross profit of $1.2 million during the year. However, the decrease in volume attributable to lower demand from customers in the commercial vehicle and oil and gas industries resulted in a decrease in gross profit of $5.8 million for the year ended December 31, 2016.

Sypris Electronics’ gross profit decreased $0.1 million to $1.0 million in 2016. The decrease in gross profit for the year ended December 31, 2016 was primarily as a result of lower revenue. Looking ahead to 2017, we anticipate an improvement in gross profit from both segments. The Company’s plan to transition operations from the Broadway Plant to other manufacturing facilities will result in reduced headcount and lower employment cost expected to begin in the second half of 2017.

The relocation of Sypris Electronics’ facility in Tampa was completed in the fourth quarter of 2016, decreasing its footprint by approximately 83%, or 250,000 square feet, thereby reducing rent and related facility operating expenses. Additionally, the Company recognized amortization expense of $1.1 million during 2016 on certain specific assets divested in the CSS sale, which will be eliminated going forward.

Selling, General and Administrative. Selling, general and administrative expense decreased $5.8 million to $22.0 million in 2016 as compared to $27.8 million in 2015, primarily as a result of certain cost reduction activities initiated in 2015 and 2016 in response to the loss of Dana as a customer, including employee compensation and headcount reductions and the sale of the Company’s Morganton facility (See Note 6 to the consolidated financial statements in this Form 10-K). Additionally, legal expenses decreased in connection with contract negotiations and the related disputes with Dana, as the litigation is complete. Partially offsetting this was a $0.5 million accrual for a contingent liability related to the exit of one of our leased facilities recorded in 2016 and $0.5 million in related move costs in connection with the exit (see Note 17 to the consolidated financial statements of this Form 10-K). Selling, general and administrative expense increased as a percentage of revenue to 24.0% in 2016 from 19.2% in 2015 as a result of the decline in revenue during the year.

The Company expects selling, general and administrative expense to decrease in terms of both absolute dollars spent and as a percent of its reduced revenue in 2017. The sales, program management, engineering support, senior leadership structure and certain shared service functions of Sypris Electronics was reduced in connection with and following the CSS sale, which is expected to result in lower selling, general and administrative expenses going forward. Additionally, the Company incurred cash and non-cash expenses related to the Sypris Electronics facility relocation completed in the fourth quarter of 2016 and no further costs are expected in 2017. The Company incurred costs related to consulting, legal and other professional services in connection with its senior secured debt in 2015 and 2016 and no further costs are expected in 2017 as a result of the repayment of the Revolving Credit Facility and Term Loan in August 2016.

Research and Development. Research and development costs were $0.3 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively, primarily in support of Sypris Electronics’ self-funded product and technology development activities. With the sale of the CSS businesses, research and development activities are expected to be immaterial going forward.

Severance, Relocation and Other Costs. Severance, relocation and other costs were $1.2 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively, and were comprised primarily of headcount reductions within Sypris Technologies as a result of lower volumes and anticipated headcount reductions associated with the closure of the Broadway Plant. Additionally, certain equipment relocation costs were incurred in conjunction with the sale of the Morganton facility. See Note 2, Note 3 and Note 6 to the consolidated financial statements in this Form 10-K.

As a result of the transition of operations from the Broadway Plant, the Company recorded, or expects to record in future periods, aggregate pre-tax expenses of approximately $4.5 million, consisting of the following: $1.3 million in severance and benefit costs, $2.5 million in equipment relocation costs, $0.2 million in asset impairment costs and $0.5 million in other costs. Of the aggregate $4.5 million in pre-tax costs, we expect $4.3 million to be cash expenditures, the majority of which will be paid in 2017 and 2018. The cash outflows related to these programs are expected to be funded from proceeds generated from the sale of asset and are not expected to have a material adverse impact on our liquidity. Of the total program, we recorded $0.6 million, or $0.03 per diluted share, related to these initiatives during 2016, which is included in severance, relocation and other costs on the consolidated statement of operations. Charges for 2016 consisted of $0.4 million for employee severance and benefit costs, $0.2 million in non-cash asset impairments and other various charges.

Interest Expense, Net. Interest expense for the year ended December 31, 2016 increased $0.7 million primarily due to an increase in interest rates as a result of the Revolving Credit Facility and Term Loan entered into in the fourth quarter of 2015, which increased the Company’s interest rate structure. The Revolving Credit Facility and Term Loan were repaid during the third quarter of 2016, and the Company wrote off the remaining unamortized debt issuance and modification costs (see Note 14 to the consolidated financial statements in this Form 10-K). The Company expects annual interest expense to decrease going forward as a result of the debt repayments in the third quarter of 2016. The weighted average interest rate increased to 10.4% in 2016 from 7.2% in 2015, while our weighted average debt outstanding decreased to $15.8 million during 2016 from $18.6 million during 2015.

Loss on Extinguishment of Debt. During the third quarter of 2016, the Company used proceeds from the CSS Sale to payoff of the Revolving Credit Facility and Term Loan. For the year ended December 31, 2016, we recognized a loss of $1.5 million on the early extinguishment of debt for prepayment penalties.

Other (Income), Net. Other income, net, increased $26.9 million to $35.5 million for 2016 from $8.6 million in 2015. Other income for 2016 includes a gain of $31.2 million from the CSS Sale (see Note 4 to the consolidated financial statements in this Form 10-K). Additionally, other income for 2016 includes $2.4 million related to the gain recognized on the Toluca Sale-Leaseback completed during the first quarter of 2016 (See Note 5 to the consolidated financial statements in this Form 10-K). During the year ended December 31, 2016, the Company recognized net foreign currency gains of $1.0 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

Other income for the year ended December 31, 2015 included a gain of $7.7 million related to the Morganton sale (see Note 6 to the consolidated financial statements in this Form 10-K). Additionally, during the year ended December 31, 2015, the Company recognized income of $0.5 million related to an arbitration settlement in the Dana dispute received in the second quarter of 2015. During the year ended December 31, 2015, the Company recognized net foreign currency gains of $0.3 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

Income Taxes. Income tax expense for the year ended December 31, 2016 was $0.3 million as compared to $2.0 million for the year ended December 31, 2015. As a result of the loss incurred by our Mexico operation in 2015 and increased uncertainty surrounding the Company’s forecast of taxable income in Mexico, it was determined that the Company no longer met the “more likely than not” threshold required under ASC 740-10 in order to maintain the Mexico deferred tax asset. Accordingly, the Company recorded a valuation allowance on its net deferred tax asset related to certain non-U.S. tax benefits, resulting in deferred tax expense of $2.2 million during 2015.

Quarterly Results

The following table presents our unaudited condensed consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2016. The quarterly results are presented on a 13-week period basis. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period.

	2016				2015
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:
Sypris Technologies	$17,827	$14,769	$14,796	$15,932	$28,070	$32,010	$27,824	$20,230
Sypris Electronics	9,111	8,735	6,588	4,039	8,939	8,746	10,613	8,891
Total net revenue	26,938	23,504	21,384	19,971	37,009	40,756	38,437	29,121
Cost of sales:
Sypris Technologies	18,483	15,029	15,159	14,907	32,174	31,429	25,851	19,470
Sypris Electronics	7,728	7,726	6,784	5,232	7,992	9,361	10,118	8,610
Total cost of sales	26,211	22,755	21,943	20,139	40,166	40,790	35,969	28,080
Gross profit (loss):
Sypris Technologies	(656)	(260)	(363)	1,025	(4,104)	581	1,973	760
Sypris Electronics	1,383	1,009	(196)	(1,193)	947	(615)	495	281
Total gross profit (loss)	727	749	(559)	(168)	(3,157)	(34)	2,468	1,041
Selling, general and administrative	6,503	5,268	5,370	4,867	9,118	7,327	5,969	5,431
Research and development	124	90	104	12	333	195	119	132
Severance, relocation and other costs	484	38	—	647	285	281	457	315
Operating (loss) income	(6,384)	(4,647)	(6,033)	(5,694)	(12,893)	(7,837)	(4,077)	(4,837)
Interest expense, net	876	964	2,828	214	334	1,154	1,783	952
Loss on extinguishment of debt	—	—	1,521	—	—	—	—	—
Other (income), net	(2,162)	(409)	(31,595)	(1,339)	(179)	(575)	(7,841)	(48)
(Loss) income before tax	(5,098)	(5,202)	21,213	(4,569)	(13,048)	(8,416)	1,981	(5,741)
Income tax expense (benefit)	1	1	220	79	(15)	—	2,255	(248)
Net (loss) income	$(5,099)	$(5,203)	$20,993	$(4,648)	$(13,033)	$(8,416)	$(274)	$(5,493)
(Loss) income per common share:
Basic	$(0.26)	$(0.26)	$1.02	$(0.23)	$(0.66)	$(0.43)	$(0.01)	$(0.28)
Diluted	$(0.26)	$(0.26)	$1.02	$(0.23)	(0.66)	$(0.43)	$(0.01)	$(0.28)

Liquidity and Capital Resources

As described in more detail elsewhere in this report, as a result of the loss of Dana as a key customer, the Company experienced substantially reduced levels of revenue and cash flows beginning in 2015. Additionally, softness in the commercial vehicle market, which began in the fourth quarter of 2015, has continued through 2016 and is expected to continue through 2017. In addition, our negotiations to renew the current supply agreement with Meritor have concluded with the nonrenewal of our obligation to manufacture certain domestic forged axle shafts for Meritor. However, the Company will continue to supply significant volumes of component parts to Sistemas, and will continue to supply axle shafts to Meritor’s Brazilian subsidiary going forward. These developments also prompted us to re-examine our strategies, develop recovery plans and cut our costs significantly. Reductions in our available liquidity have also required closer monitoring of the timing of our capital expenditures and cash flows in order to manage our business operations.

In response to the events described above, we took significant actions during 2015 and 2016 to identify alternative uses for the related assets and other contingency plans, including the sale of certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment. In 2015, we received approximately $15.7 million in total consideration for the Morganton Sale and related transactions, all of which were applied to pay down our senior secured debt (see Note 6 to the consolidated financial statements in this Form 10-K). On October 30, 2015, the Company’s prior most senior secured debt was replaced by the Loan Agreements and paid in full. In addition, the Company has received three cash infusions from GFCM, in the form of secured promissory note obligations totaling $6.5 million in principal through 2016.

During the first quarter of 2016, the Company entered into the Toluca Sale-Leaseback transaction whereby we sold the entire facility and leased back the portion of the facility currently occupied by the Company in Toluca, Mexico, for our continued use as a manufacturing facility for ten years commencing upon the execution of the lease and terminating on March 9, 2026. The Company’s base rent, which is denominated in U.S. currency, is $0.9 million annually, adjusted based on U.S. CPI with certain cap conditions. The transaction generated gross proceeds of 215.0 million Mexican Pesos, or approximately $12.2 million dollars in U.S. currency (see Note 5 to the consolidated financial statements in this Form 10-K).

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other assets of Sypris Electronics (the “CSS Sale”) comprised principally of its SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines. See Note 4 to the consolidated financial statements. The assets were sold for $42.0 million in cash consideration, $1.5 million of which is to be held in escrow for up to 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company. A portion of the proceeds from the CSS Sale was used to pay off the Term Loan and pay down the outstanding balances under the Revolving Credit Facility.

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

On August 16, 2016, approximately $15.5 million of the proceeds from the CSS Sale were used to pay off the Term Loan and pay down the Revolving Credit Facility. In connection with the repayment of the Term Loan, the $6.0 million held in the Cash Collateral Account was released. See Note 4 to the consolidated financial statements.

On September 2, 2016, the Company terminated and paid all remaining obligations due under the Revolving Credit Facility. As a result of the termination of this facility, the Company has no revolving loan facility in place.

Gill Family Capital Management Note. In connection with the amendments to the prior senior secured debt, the Company received the proceeds of new subordinated, secured indebtedness from GFCM in an amount of $5.5 million (“GFCM Note”). On February 26, 2016, the Company amended the GFCM Note to increase the amount to $6.5 million in connection with the amendments to the Revolving Credit Facility and Term Loan. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year and has a maturity date of January 30, 2019.

Purchase Commitments. We also had purchase commitments totaling approximately $11.7 million at December 31, 2016, primarily for inventory.

Cash Balance. At December 31, 2016, we had approximately $15.3 million of cash and cash equivalents, of which $1.0 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

We have projected that our cash and cash equivalents will be sufficient to allow us to continue operations for the next 12 months. Any significant changes from our current forecasts, including, but not limited to: (i) shortfalls in projected revenue, (ii) unexpected costs or expenses, (iii) increases in our projected operating costs and/or (iv) changes in the business environment in which we operate, could require us to seek additional funding or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

Cash Flows from Operating, Investing and Financing Activities

Operating Activities. Net cash used by operating activities was $19.3 million in 2016, as compared to $13.4 million in 2015. The aggregate decrease in accounts receivable in 2016 provided cash of $4.1 million. Similarly, decreases in accounts payable resulted in a usage of cash of $4.3 million. Increases in inventory primarily within our Sypris Electronics business used cash of $1.8 million during 2016.

Investing Activities. Net cash provided by investing activities was $48.3 million in 2016 as compared to $13.9 million in 2015. As a result of the Toluca Sale-Leaseback transaction completed in the first quarter of 2016, the Company received net cash proceeds of $11.1 million (See Note 5 to the consolidated financials in this Form 10-K). Additionally, the Company completed the sale of the CSS businesses during the year ended December 31, 2016, which resulted in net cash proceeds of $39.3 million (see Note 4 to the consolidated financials in this Form 10-K). As required as part of the CSS Sale, $1.5 million of the proceeds is to be held in escrow for up to 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company. Net cash provided by investing activities in 2016 also includes proceeds of $1.2 million from the sale of idle assets primarily within Sypris Technologies.

Net cash provided by investing activities for 2015 included proceeds of $15.7 million from the Morganton sale (see Note 6 to the consolidated financial statements in this Form 10-K). Capital expenditures in both periods represented maintenance levels of investment.

Financing Activities. Net cash used in financing activities was $15.1 million in 2016 as compared to $6.1 million in 2015. Net cash used in financing activities in 2016 included the payoff of the Term Loan of $11.7 million, the payoff of the Revolving Credit Facility of $2.1 million, and prepayment penalties on the early extinguishment of debt of $1.5 million. Additionally, the Company incurred financing fees of $0.4 million during 2016 in conjunction with the amendments of our Revolving Credit Facility and Term Loan. Net cash used in financing activities in 2016 also included capital lease payments of $0.2 million and payments of $0.2 million for minimum statutory tax withholding on stock-based compensation. Partially offsetting this was proceeds from the subordinated note from Gill Family Capital Management of $1.0 million during 2016.

During 2015, the Company used net proceeds of $12.0 million received under the new Term Loan, $2.1 million received under the New Credit Facility and $5.5 million received under the GFCM Note to repay its former Revolving Credit Agreement and the Meritor Note. Additionally, we paid $4.2 million in debt issuance and modification costs in conjunction with the New Loan Agreements and amendments of the prior Credit Facility, Meritor Note and GFCM Note in 2016. Net cash used in financing activities in 2015 also included dividend payments of $0.4 million and payments of $0.1 million for minimum statutory tax withholding on stock-based compensation.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2016.

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

Item 8.     Financial Statements and Supplementary Data

SYPRIS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sypris Solutions, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sypris Solutions, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Louisville, Kentucky

March 28, 2017

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year ended December 31,
	2016	2015
Net revenue:
Outsourced services	$69,863	$113,547
Products	21,934	31,776
Total net revenue	91,797	145,323
Cost of sales:
Outsourced services	73,843	122,296
Products	17,205	22,709
Total cost of sales	91,048	145,005
Gross profit	749	318
Selling, general and administrative	22,008	27,845
Research and development	330	779
Severance, relocation and other costs	1,169	1,338
Operating loss	(22,758)	(29,644)
Interest expense, net	4,882	4,223
Loss on extinguishment of debt	1,521	0
Other (income), net	(35,505)	(8,643)
Income (loss) before income taxes	6,344	(25,224)
Income tax expense, net	301	1,992
Net income (loss)	$6,043	$(27,216)
Income (loss) per common share:
Basic	$0.30	$(1.38)
Diluted	$0.30	$(1.38)
Cash dividends per common share	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2016	2015

Net income (loss)	$6,043	$(27,216)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,780)	(2,289)
Employee benefit related, net of tax	942	1,564
Other comprehensive loss	(838)	(725)
Comprehensive income (loss)	$5,205	$(27,941)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$15,270	$1,349
Restricted cash	1,500	0
Accounts receivable, net	8,010	12,394
Inventory, net	14,558	20,192
Other current assets	2,730	4,459
Assets held for sale	832	3,230
Total current assets	42,900	41,624
Property, plant and equipment, net	17,943	22,178
Other assets	1,794	3,090
Total assets	$62,637	$66,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,973	$11,311
Accrued liabilities	10,541	11,661
Revolving credit facility	0	2,132
Current portion of long-term debt and capital lease obligations	208	1,714
Total current liabilities	17,722	26,818
Note payable – related party	6,375	5,315
Long-term debt and capital lease obligations	2,950	8,965
Other liabilities	9,492	6,082
Total liabilities	36,539	47,180
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,330,882 shares issued and 21,329,690 outstanding in 2016 and 20,826,236 shares issued and 20,776,544 outstanding in 2015	213	208
Additional paid-in capital	153,252	152,077
Accumulated deficit	(100,769)	(106,812)
Accumulated other comprehensive loss	(26,598)	(25,760)
Treasury stock, 1,192 and 49,692 shares in 2016 and 2015, respectively	0	(1)
Total stockholders’ equity	26,098	19,712
Total liabilities and stockholders’ equity	$62,637	$66,892

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$6,043	$(27,216)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,288	9,035
Deferred income taxes	0	2,230
Non-cash compensation	1,372	842
Deferred revenue recognized	0	(4,200)
Deferred loan costs amortized	2,261	2,333
Loss on extinguishment of debt	1,521	0
Net gain on sale of assets	(33,626)	(7,480)
Provision for excess and obsolete inventory	880	1,069
Other noncash items	(1,440)	(1,289)
Contributions to pension plans	0	(315)
Changes in operating assets and liabilities:
Accounts receivable	4,072	24,700
Inventory	(1,809)	5,432
Prepaid expenses and other assets	(81)	(4,470)
Accounts payable	(4,330)	(13,388)
Accrued and other liabilities	(455)	(730)
Net cash (used in) operating activities	(19,304)	(13,447)
Cash flows from investing activities:
Capital expenditures	(1,763)	(1,825)
Proceeds from sale of assets	51,581	15,741
Change in restricted cash	(1,500)	0
Net cash provided by investing activities	48,318	13,916
Cash flows from financing activities:
Repayment of former revolving credit agreement	0	(17,000)
Repayment of note payable – Meritor	0	(3,779)
Proceeds from issuance of Term Loan	0	12,000
Payments on Term Loan	(11,714)	(286)
(Payments on) proceeds from New Revolving Credit Agreement	(2,132)	2,132
Payment penalty on early extinguishment of debt	(1,521)	0
Proceeds from note payable – related party	1,000	5,500
Capital lease payments	(156)	0
Debt issuance and modification costs	(379)	(4,203)
Indirect repurchase of shares for minimum statutory tax withholdings	(191)	(77)
Cash dividends paid	0	(410)
Net cash used in financing activities	(15,093)	(6,123)
Net increase (decrease) in cash and cash equivalents	13,921	(5,654)
Cash and cash equivalents at beginning of year	1,349	7,003
Cash and cash equivalents at end of year	$15,270	$1,349

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2015 balance	20,485,043	$206	$151,314	$(79,596)	$(25,035)	$(1)
Net loss	0	0	0	(27,216)	0	0
Employee benefit related, net of tax	0	0	0	0	1,564	0
Foreign currency translation adjustment	0	0	0	0	(2,289)	0
Restricted common stock grant	287,500	2	(2)	0	0	0
Noncash compensation	48,000	0	842	0	0	0
Treasury stock	(15,000)	0	0	0	0	0
Retire treasury stock	(28,999)	0	(77)	0	0	0
December 31, 2015 balance	20,776,544	$208	$152,077	$(106,812)	$(25,760)	$(1)
Net income	0	0	0	6,043	0	0
Employee benefit related, net of tax	0	0	0	0	942	0
Foreign currency translation adjustment	0	0	0	0	(1,780)	0
Restricted common stock grant	793,500	5	(5)	0	0	1
Noncash compensation	48,000	0	1,372	0	0	0
Treasury stock	(94,000)	0	0	0	0	0
Retire treasury stock	(194,354)	0	(192)	0	0	0
December 31, 2016 balance	21,329,690	$213	$153,252	$(100,769)	$(26,598)	$0

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Cash Equivalents and Restricted Cash

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased. Restricted cash includes money held in escrow pursuant to the sale of the CSS business in connection with certain customary representations, warranties, covenants and indemnifications of the Company.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is generally computed using the straight-line method over their estimated economic lives. For land improvements, buildings and building improvements, the estimated economic life is generally 40 years. Estimated economic lives range from three to fifteen years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of their economic life or the respective lease term using the straight-line method. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. Also included in plant and equipment are assets under capital lease, which are stated at the present value of minimum lease payments.

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

Held for sale

We classify long-lived assets or disposal groups as held for sale in the period: management commits to a plan to sell; the long-lived asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such long-lived assets or disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale is probable within one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Long-lived assets and disposal groups classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell.

Software Development Costs

Software development costs for Sypris Electronics are expensed as incurred until technological feasibility has been established, at which time those costs are capitalized as intangible assets until the software is implemented into products sold to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software, which is currently eighteen months. Costs incurred to enhance existing software or after the implementation of the software into a product are expensed in the period they are incurred and included in research and development expense in the consolidated statements of operations. All capitalized software development costs were included in the sale of the CSS business in 2016 (see Note 4). As of December 31, 2015, the Company had capitalized software development costs of $1,597,000 included in other current assets. For the years end December 31, 2016 and 2015, the Company recorded related amortization of $1,089,000 and $2,090,000, respectively.

Deferred Revenue

Deferred revenue for Sypris Electronics is recorded when payments are received in advance for service agreements and extended warranties on certain products and is amortized into revenue on a straight-line basis over the contractual term. Deferred revenue for Sypris Electronics also includes prepayments received prior to the time when products are shipped. When the related products are shipped, the related amount recorded as deferred revenue is recognized as revenue. Deferred revenue for Sypris Technologies is recorded when prepayments received prior to the time when products are shipped. When the related products are shipped, the related amount recorded as deferred revenue is recognized as revenue. Deferred revenue is included in accrued liabilities in the accompanying balance sheets.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company expects to repatriate available non-U.S. cash holdings to support management’s strategic objectives and fund ongoing U.S. operational cash flow requirements; therefore current earnings from non-U.S. operations are not treated as permanently reinvested. The U.S. income tax recorded in 2015 on these non-U.S. earnings was offset by the benefit of a partial release of a valuation allowance on deferred tax assets associated with our U.S. net operating loss carryforwards. Should the U.S. valuation allowance be eliminated at some future date, the U.S. tax on foreign earnings not permanently reinvested may have a material effect on our effective tax rate. For the year ended December 31, 2016, the Company expects any additional tax expense from non-U.S. withholding and other taxes expected to be incurred on the repatriation of current earnings will not be material.

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

Allowance for Doubtful Accounts

An allowance for uncollectible trade receivables is recorded when accounts are deemed uncollectible based on consideration of write-off history, aging analysis, and any specific, known troubled accounts.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2016 and 2015, was $856,000 and $830,000, respectively. The Company’s warranty expense for the years ended December 31, 2016 and 2015 was $73,000 and $159,000, respectively.

Additionally, prior to the sale of the CSS business (see Note 4) the Company sold three and five-year extended warranties for certain link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of December 31, 2016 and 2015, the Company had deferred $162,000 and $495,000, respectively, related to extended warranties. At December 31, 2016, $155,000 is included in accrued liabilities and $7,000 is included in other liabilities in the accompanying balance sheets. At December 31, 2015, $333,000 is included in accrued liabilities and $162,000 is included in other liabilities in the accompanying balance sheets.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, various departments or agencies of the U.S. Government, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 41% of accounts receivable outstanding at December 31, 2016 is due from three customers. More specifically, Sistemas, Meritor and Tyco comprise 15%, 14% and 12%, respectively of December 31, 2016 outstanding accounts receivables. Approximately 37% of accounts receivable outstanding at December 31, 2015 was due from our largest three customers. More specifically, Sistemas, Meritor and Exelis comprise 16%, 11% and 10%, respectively of December 31, 2015 outstanding accounts receivables.

Sypris Technologies’ largest customers for the year ended December 31, 2016 were Meritor, Sistemas and Detroit Diesel Corporation, which represented approximately 19%, 12% and 10%, respectively, of the Company’s total net revenue. Meritor, Sistemas and Detroit Diesel Corporation were the Company’s largest customers for the year ended December 31, 2015, which represented approximately 30%, 11% and 10%, respectively, of the Company’s total net revenue. The Company recognized revenue from contracts with the U.S. Government and its agencies approximating 3% and 5% of net revenue for the years ended December 31, 2016 and 2015, respectively. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2016 or 2015.

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

Collective Bargaining Agreements

Approximately 335, or 55% of the Company’s employees, all within Sypris Technologies, were covered by collective bargaining agreements at December 31, 2016. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 139 employees expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees represented approximately 32% of the Company’s workforce, or 196 employees as of December 31, 2016.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Adoption of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year to January 1, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. In April of 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. While the Company is in the process of evaluating the effect of adoption on the consolidated financial statements and is currently assessing its contracts with customers, the Company does not expect a material impact on the results of operations, cash flows or financial position. The Company anticipates it will expand the consolidated financial statement disclosures in order to comply with the new ASU and has not concluded on the transition method upon adoption.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern. The new guidance requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this update supersedes FASB ASC 840, Leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this ASU on its consolidated financial statements and related disclosures. We believe the adoption of the standard will likely have a material impact to our Consolidated Balance Sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities. The Company’s operating lease obligations are described in Note 17 of the Consolidated Financial Statements. We are in the early process of analyzing our lease portfolio and evaluating systems to comply with the standard’s retrospective adoption requirements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) requiring an entity to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement. ASU 2016-09 will also require an entity to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. We adopted this ASU effective January 1, 2017, and have elected to recognize forfeitures as they occur. The related financial statement impacts of adopting the above aspects of this ASU are not expected to be material, however, depending on several factors such as the market price of the Company’s common stock, employee exercise behavior and corporate income tax rates, the excess tax benefits associated with the exercise of stock options and vesting of restricted and performance shares could generate a significant discrete income tax benefit in a particular interim period potentially creating volatility in net income and earnings per share period-to-period and period-over-period. Our plans do not permit tax withholdings in excess of the statutory minimums.

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

In October 2016, the FASB issued guidance that simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition in earnings of current and deferred income taxes for an intra-entity transfer until the asset is sold to an outside party or recovered through use. This amendment simplifies the accounting by requiring entities to recognize the income tax consequences of an intraentity transfer of an asset other than inventory when the transfer occurs. The new guidance, which could impact effective tax rates, becomes effective January 1, 2018 and requires modified retrospective application. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not yet been issued. The Company is evaluating the impact of adoption on the Company's financial position, results of operations and cash flow.

In November 2016, the FASB released guidance that addresses the diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance becomes effective January 1, 2018 and must be applied on a retrospective basis. This guidance will result in a change in presentation of our consolidated statement of cash flows.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(2)	Strategic Actions

The Company completed a number of strategic actions during 2015 and 2016, in response to the nonrenewal of its supply agreement with Dana Holding Corporation (“Dana”) effective January 1, 2015, the subsequent downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other economic factors impacting the Company during last two years. Actions taken during 2015 and 2016 include: the initiation of the exit of the Broadway Plant (see Note 3), (ii) the CSS sale (see Note 4), (iii) the Toluca Sale-Leaseback (see Note 5), (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina (see Note 6), (v) the relocation of its Sypris Electronics operation to a new facility (see discussion below), (vi) reductions in workforce at all locations, and (vii) other reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments. Using a portion of the proceeds generated from asset sales noted above, the Company paid off all of its most senior debt in August 2016 and has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM’) in the form of secured promissory note obligations totaling $6,500,000 in principal through 2016.

During 2016, the Company also initiated the process of qualifying production for certain oil and gas industry components in Mexico that were previously produced solely in the United States. Qualification of production for the first group of these components was completed for the Mexico facility during 2016.

During the fourth quarter of 2016, the Company completed the relocation of its operations for Sypris Electronics to a 50,000 square foot leased facility in Tampa, Florida. Sypris Electronics previously leased a facility also located in Tampa of approximately 300,000 square feet for its operations which also included the CSS business. All manufacturing operations for Sypris Electronics will be performed in the new facility which will result in a significant reduction in rent and related operating expenses effective January 1, 2017 as compared to 2016. Relocation costs were expensed when incurred during 2016 and certain assets not retained after the relocation were charged to expense during the fourth quarter of 2016.

The Company made several strategic decisions to migrate away from certain of its traditional Tier 1 customers in the commercial vehicle markets throughout 2016, while seeking to replace these customers with longer-term relationships, especially among the heavy truck, off-highway and automotive original equipment manufacturers (“OEM”s) and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. that expired on January 1, 2017 and was produced at the Company’s Louisville, Kentucky automotive and commercial vehicle manufacturing plant (the “Broadway Plant”), and the Company similarly anticipates a reduction in certain portions of its business with Eaton. As a result of these decisions, the Company anticipates a significant reduction in its commercial vehicle revenues (See Note 3).

(3)	Exit and Disposal Activities

On November 22, 2016, the Board of Directors of the Company approved moving forward with the exploration of a range of strategic options for the Broadway Plant, including the divestiture of the plant, the transitional reduction in its operations to accommodate lower volumes, the relocation of production to other Company facilities as needed, and/or the closure of the plant. Accordingly, management explored various exit or disposal options for the Broadway Plant with the input of our salaried and unionized employees, our customers and others within the industry. On February 21, 2017, with the benefit of management’s analysis, the Board approved a modified exit or disposal plan with respect to the Broadway Plant, which is now expected to continue certain transitional operations into 2018. The Company expects to relocate certain assets from the Broadway Plant to other manufacturing facilities as needed to serve its existing and target customer base and to identify underutilized or non-core assets for disposal. Management expects to use proceeds from the sale of any underutilized or non-core assets to fund costs incurred on the transfer of equipment from the Broadway Plant and the transition of the related production. Management will evaluate options for the real estate and any remaining assets in the Broadway Plant following the completion of production at that facility.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In 2016, the Company recorded charges of $645,000, or $0.03 per share, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the Consolidated Statement of Operations. A summary of the pre-tax charges is as follows (in thousands):

	Total Program	Recognized as of December 31, 2016	Remaining Costs to be Recognized
Severance and benefit-related costs	$1,265	$427	$838
Asset impairments	188	188	0
Equipment relocation costs	2,531	0	2,531
Other	530	30	500
	$4,514	$645	$3,869

Severance and benefit-related costs tied to workforce reductions were recorded in accordance with Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations and ASC 712, Compensation – Nonretirement Postemployment Benefits. Under ASC 420, one-time termination benefits that are conditioned on employment through a certain transition period are recognized ratably between the date employees are communicated the details of the one-time termination benefit and their final date of service. Accordingly, the Company has recorded $427,000 in 2016 and expects to record an additional $838,000 in 2017.

The Company evaluates its long-lived assets for impairment when events or circumstances indicate that the carrying value may not be recoverable in accordance with ASC 360, Impairment and Disposal of Long-Lived Asset. The Company’s strategic decision to transition production from the Broadway Plant led to an $188,000 non-cash impairment charge in 2016. The charge was based on the excess of carrying value of certain assets not expected to be redeployed over their respective fair value. Fair values for these assets were determined based on discounted cash flow analyses.

A summary of costs and related reserves for the transition of production from the Broadway Plant at December 31, 2016 is as follows (in thousands):

	Accrued		Cash	Accrued
	Balance at		Payments	Balance at
	Dec. 31,	2016	or Asset	Dec. 31,
	2015	Charge	Write-Offs	2016
Severance and benefit related costs	$0	$427	$0	$427
Asset impairments	0	188	(188)	0
Equipment relocation costs	0	0	0	0
Other	0	30	(30)	0
	$0	$645	$(218)	$427

The Company expects to incur additional pre-tax costs of approximately $3,869,000 within Sypris Technologies, which is expected to be all cash expenditures.

As noted above, management expects to use proceeds from the sale of any underutilized or non-core assets to fund costs incurred on the transfer of equipment from the Broadway Plant and the transition of the related production. The following assets have been segregated and included in assets held for sale in the consolidated balance sheet as of December 31, 2016 (in thousands):

December 31,
2016
Machinery, equipment, furniture and fixtures	$6,673
Accumulated depreciation	(5,841)
Property, plant and equipment, net	$832

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(4)	CSS Sale

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other assets of Sypris Electronics (the “CSS Sale”) comprised principally of its SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines. The assets were sold for $42,000,000 in cash consideration, $1,500,000 of which is held in escrow for up to 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company. The total book value of the related business assets included in the sale was $8,137,000, and consisted of $6,613,000 in inventories, $1,050,000 in fixed assets, $624,000 in other current assets and $150,000 in accrued liabilities. The Company incurred transaction related expenses of $2,674,000, and the Company recognized a net gain of $31,189,000 on the sale, which is included in other income, net in the consolidated statement of operations for the year ended December 31, 2016.

A portion of the proceeds from the CSS Sale was used to pay off the Term Loan and pay down the outstanding balances under the Revolving Credit Facility. The retained portion of the Sypris Electronics segment will continue to provide electronic manufacturing and design support services to customers in the aerospace, defense, medical and severe environment markets, among others.

Revenue from the CSS product lines for the year ended December 31, 2016 and 2015 was $11,061,000 and $16,715,000, respectively. While the Company is able to distinguish revenue and contribution margin information related to the CSS business, the Company is not able to present meaningful information about the results of operations and cash flows of the CSS business. Therefore, the sale was not classified as a discontinued operation.

(5)	Toluca Sale-Leaseback

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

As a result of the Toluca Sale-Leaseback, the Company initially recorded a capital lease of $3,315,000, which is included in property plant and equipment. The Company recorded an initial gain on the sale of $2,370,000 during the year ended December 31, 2016, which is included in other income, net in the consolidated statement of operations, and recorded a deferred gain of $4,368,000 as of December 31, 2016, which will be recognized over the ten year lease term. The Company’s base rent, which is denominated in U.S. currency, is $936,000 annually, adjusted based on U.S. CPI with certain cap conditions.

The following assets have been segregated and included in assets held for sale in the consolidated balance sheet as of December 31, 2015 (in thousands):

December 31,
2015
Land and land improvements	$1,568
Buildings and building improvements	3,658
Accumulated depreciation	(1,996)
Property, plant and equipment, net	$3,230

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(6)	Morganton Sale

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

(7)	Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2016	2015
Commercial	$9,228	$11,882
U.S. Government	10	1,454
	9,238	13,336
Allowance for doubtful accounts	(1,228)	(942)
Net	$8,010	$12,394

(8)	Inventory

Inventory consists of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$8,187	$12,388
Work in process	6,211	10,366
Finished goods	2,020	3,167
Reserve for excess and obsolete inventory	(1,860)	(5,729)
Total	$14,558	$20,192

(9)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2016	2015
Prepaid expenses	$1,973	$1,047
Other	757	3,412
Total	$2,730	$4,459

Included in other current assets are income and VAT taxes refundable, deferred software development costs and other items, none of which exceed 5% of total current assets.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(10)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Land and land improvements	$219	$219
Buildings and building improvements	10,056	18,305
Machinery, equipment, furniture and fixtures	76,495	123,935
Construction in progress	646	759
	87,416	143,218
Accumulated depreciation	(69,473)	(121,040)
	$17,943	$22,178

Depreciation expense, including amortization of assets recorded under capital leases, totaled approximately $5,199,000 and $6,945,000 for the years ended December 31, 2016 and 2015, respectively. Capital expenditures included in accounts payable or accrued liabilities were not material at December 31, 2016 and 2015, respectively.

Included within buildings and building improvements were assets under capital leases with costs of $2,853,000 and associated accumulated depreciation of $238,000 as of December 31, 2016. There were no capital leases as of December 31, 2015.

(11)	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2016	2015
Long term spare parts	$830	$995
Unamortized loan costs (Revolving Credit Facility)	0	902
Long term deposits	964	1,193
Total	$1,794	$3,090

(12)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Salaries, wages, employment taxes and withholdings	$2,332	$2,226
Employee benefit plans	1,020	1,312
Accrued professional fees	3,493	3,670
Income, property and other taxes	360	301
Deferred revenue	155	1,208
Deferred gain from sale-leaseback	477	0
Exit and disposal activity accruals	427	0
Other	2,277	2,944
Total	$10,541	$11,661

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest, and other items, none of which exceed 5% of total current liabilities.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(13)	Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Noncurrent pension liability	$5,474	$5,832
Deferred gain from sale leaseback	3,892	0
Other	126	250
Total	$9,492	$6,082

Included in other liabilities are accrued long-term warranty expenses and other items, none of which exceed 5% of total liabilities.

(14)	Debt

Long-term obligations consists of the following (in thousands):

	December 31,
	2016	2015
Current:
Revolving Credit facility	$0	$2,132
Current portion of long term debt	0	1,714
Current portion of capital lease obligation	208	0
Current debt and capital lease obligation	$208	$3,846

Long Term:
Term loan	$0	$10,000
Note payable – related party	6,500	5,500
Capital lease obligation	2,950	0
Less unamortized debt issuance and modification costs	(125)	(1,220)
Long term debt and capital lease obligations, net of unamortized debt costs	$9,325	$14,280

The weighted average interest rate for outstanding borrowings at December 31, 2016 was 8.0%. The weighted average interest rates for borrowings during the years ended December 31, 2016 and 2015 were 10.4% and 7.2%, respectively. The Company had no capitalized interest in 2016 or 2015. Interest paid during the years ended December 31, 2016 and 2015 totaled approximately $3,579,000 and $1,436,000, respectively.

Note Payable – Related Party

During 2015, the Company received the proceeds of subordinated indebtedness from GFCM in an amount of $5,500,000. On February 26, 2016, the Company further amended the GFCM note to increase the amount by $1,000,000 to $6,500,000. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year and the principal is due on January 30, 2019. On September 30, 2016, the Note was amended to begin paying interest on a quarterly basis.

Obligations under the Note Payable are guaranteed by all of the U.S. subsidiaries and are secured by a first priority lien on substantially all assets of the Company.

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

On August 16, 2016, the Company repaid the Term Loan in full and paid down the outstanding balance under the Revolving Credit Facility with proceeds generated from the CSS Sale (see Note 4). In connection with the repayment of the Term Loan, the $6,000,000 held in the Cash Collateral Account was released. Additionally, on September 2, 2016, the Company terminated and paid all remaining obligations due under the Revolving Credit Facility. As a result of the early extinguishment of debt, the Company was required to pay $1,521,000 in penalties, which is included in loss on extinguishment of debt in the accompanying statements of operations, and wrote off the remaining amount of deferred loan costs associated with the Term Loan and Revolving Credit Facility, which is included in interest expense, net in the accompanying statements of operations.

The classification of debt as of December 31, 2015 considers debt outstanding under the Loan Agreements on a long-term basis. However, the Revolving Credit Facility allowed the lender to establish certain reserves against the borrowing base which could, under certain circumstances, cause a potential event of default. Because such an event is not objectively measureable in advance and because the Company was required to maintain a lock-box arrangement, ASC 470-10-45 requires the otherwise long-term revolving advances to be classified as a current liability. As a result, all borrowings under the Revolving Credit Facility were classified in the accompanying consolidated balance sheets as a current liability.

Capital Lease Obligation

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property pursuant to an agreement with Promotora y Desarrolladora Pulso Inmobiliario, S.C. (together with its affiliates and assignees, “Buyer”) for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. currency. Simultaneously, the Company entered into a long-term lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca (see Note 5). The Company incurred transaction related expenses of $1,116,000.

The Company recorded an initial gain on the sale of $2,370,000 during the year ended December 31, 2016, which is included in other income, net in the consolidated income statement, and recorded a deferred gain of $4,368,000 as of December 31, 2016, which will be recognized over the ten year lease term. The Company’s base rent, which is denominated in U.S. currency, is $936,000 annually, adjusted based on U.S. CPI with certain cap conditions. As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $3,158,000 for the building.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The future minimum payments for the capital lease as of December 31, 2016 are as follows (in thousands):

2017	$503
2018	549
2019	549
2020	503
2021	548
Thereafter	2,242
Total future payments	4,894
Less: Amount representing interest	(1,736)
Present value of future minimum payments	3,158
Less: Current portion	(208)
Long term portion	$2,950

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

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2016 approximates fair value, and is based upon a market approach (Level 2).

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table details the components of pension (income) expense (in thousands):

	Year ended December 31,
	2016	2015
Service cost	$6	$14
Interest cost on projected benefit obligation	1,675	1,691
Net amortization of actuarial loss	664	694
Expected return on plan assets	(1,971)	(2,245)
Net periodic benefit cost	$374	$154

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

	December 31,
	2016			2015
Change in benefit obligation:
Benefit obligation at beginning of year		$40,958			$45,438
Service cost		6			14
Interest cost		1,675			1,691
Actuarial (gain) loss		(325)			(3,115)
Benefits paid		(3,002)			(3,070)
Benefit obligation at end of year		$39,312			$40,958

Change in plan assets:
Fair value of plan assets at beginning of year		$35,126			$38,038
Actual return on plan assets		1,714			(157)
Company contributions		0			315
Benefits paid		(3,002)			(3,070)
Fair value of plan assets at end of year		$33,838			$35,126

Underfunded status of the plans		$(5,474)			$(5,832)

Balance sheet assets (liabilities):
Other assets		$0			$0
Other liabilities		(5,474)			(5,832)
Net amount recognized		$(5,474)			$(5,832)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation		$39,312			$40,958
Accumulated benefit obligation		39,309			40,953
Fair value of plan assets		33,838			35,126

Projected benefit obligation and net periodic pension cost assumptions:
Discount rate		4.05%			4.35%
Rate of compensation increase		4.00			4.00
Expected long-term rate of return on plan assets	5.40	–	6.75	5.7	–	6.75

Weighted average asset allocation:
Equity securities		27%			30%
Debt securities		73			70
Total		100%			100%

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The fair values of our pension plan assets as of December 31, 2016 are as follows (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)
Asset categories:
Cash and cash equivalents	$1,253	$0
Equity investments:
U.S. Large Cap	6,105	0
U.S. Mid Cap	891	0
U.S. Small Cap	443	0
World Equity	1,095	0
Real estate	314	0
Other	223	0
Fixed income securities	8,525	14,989
Total Plan Assets	$18,849	$14,989

The fair values of our pension plan assets as of December 31, 2015 are as follows (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)
Asset categories:
Cash and cash equivalents	$1,001	$0
Equity investments:
U.S. Large Cap	7,065	0
U.S. Mid Cap	1,012	0
U.S. Small Cap	496	0
World Equity	1,458	0
Real estate	306	0
Other	103	0
Fixed income securities	8,511	15,174
Total Plan Assets	$19,952	$15,174

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

The Company uses December 31 as the measurement date for the Pension Plans. There are no amounts expected to be paid to the Pension Plans during 2017 as designated under the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2016 and 2015 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 0-55%, fixed income securities ranging 35-100% and non-traditional/other of 0-10% of total investments.

Accumulated other comprehensive loss at December 31, 2016 includes $15,675,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2016 is $705,000. The actual loss reclassified from accumulated other comprehensive loss for 2016 and 2015 was $664,000 and $694,000, respectively.

At December 31, 2016, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2017			$3,049
2018			3,005
2019			2,957
2020			2,890
2021			2,846
2022	-	2026	13,214
			$27,961

The Company sponsors a defined contribution plan (the “Defined Contribution Plan”) for substantially all domestic employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions up to 3% and provide discretionary contributions. Contributions to the Defined Contribution Plan by the Company in 2016 and 2015 totaled approximately $668,000 and $930,000, respectively.

The Company has self-insured medical plans (the “Medical Plans”) covering substantially all domestic employees. The number of employees participating in the Medical Plans was approximately 368 and 423 at December 31, 2016 and 2015, respectively. The Medical Plans limit the Company’s annual obligations to fund claims to specified amounts per participant. The Company is insured for amounts in excess of these limits. Employees are responsible for payment of a portion of the premiums. During 2016 and 2015, the Company charged approximately $2,502,000 and $4,058,000, respectively, to operations related to medical claims incurred and estimated, reinsurance premiums, and administrative costs for the Medical Plans.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans totaled approximately $11,000 and $30,000 in 2016 and 2015, respectively. The aggregate benefit plan assets and accumulated benefit obligation of these plans are not significant.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(17)	Commitments and Contingencies

The Company leases certain of its real property and certain equipment under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2016 are as follows (in thousands):

2017	$789
2018	1,099
2019	1,019
2020	981
2021	997
2022 and thereafter	4,882
Total	$9,767

Rent expense for the years ended December 31, 2016 and 2015 totaled approximately $2,392,000 and $2,700,000, respectively.

As of December 31, 2016, the Company had outstanding purchase commitments of approximately $11,711,000 primarily for the acquisition of inventory.

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

During the fourth quarter of 2015, the Company gave notification regarding its intention to not renew the lease for its Tampa, Florida facility, which expired on December 31, 2016. During the first quarter of 2016, the Company entered into lease negotiations to extend the current lease for a smaller portion of the facility, but was unable to reach an agreement on the economics of a lease renewal with its current landlord. On May 3, 2016, the Company entered a lease for an alternative facility, which it relocated to effective December 31, 2016. The Company, Sypris Electronics and the landlord of the Tampa facility are currently involved in litigation over certain terms of the lease (see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.). As such, it is reasonably possible that the Company may be required to make certain repairs to the previous facility in connection which the expiration of the lease. The current estimate of the Company’s reasonably possible loss contingency is from no liability to $4,000,000. While the Company intends to vigorously dispute these claims, the Company accrued $500,000 during the year ended December 31, 2016 related to its estimated potential obligation under the lease. This accrual is included in accrued liabilities in the Company’s consolidated balance sheet as of December 31, 2016.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. As of December 31, 2016 and 2015, no amounts were accrued for any environmental matters. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

On December 16, 2016, the Company received a letter (the “Letter”) from the U.S. Department of Labor (the “DOL”) containing proposed findings related to the DOL’s recent audit of the Company’s 401(k) Plans for the five year period from 2011 through 2015 (collectively, the “Plan”).  Among other things, the Letter alleges several potential violations of the Plan documents and ERISA provisions, and requests that the Company take appropriate corrective actions, and to notify the DOL of its responses.  On March 3, 2017, the Company formally disagreed with all of the DOL’s findings, but has offered a resolution that involves de minimis amounts of additional contributions into the Plan.  The Company regards the DOL’s allegations to be without merit and has established a reserve of $20,000, which approximates the additional contributions proposed in the Company’s proposed resolution.

(18)	Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 3,655,088 shares of common stock were registered for issuance under the 2010 Omnibus Plan. On May 19, 2015, the 2010 Omnibus Plan was replaced with the 2015 Omnibus Plan. A total of 3,476,021 shares were registered for issuance under the 2015 Omnibus Plan. Additionally, awards under the 2010 Omnibus Plan that are cancelled without having been fully exercised or vested are available again for new awards under the 2015 Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2016 and 2015 was 1,712,021 and 3,476,021, respectively.

The 2010 and 2015 Omnibus Plans provide for restrictions which lapse after three years. During the restricted period, which is commensurate with each vesting period, the recipient has the right to receive dividends and voting rights for the shares. Generally, if a recipient leaves the Company before the end of the restricted period or if performance requirements, if any, are not met, the shares will be forfeited. During 2015, the Company modified the restriction on certain restricted stock grants to increase the restriction period by one year. The modification did not have a material effect on the financial statements.

Under the plans, the Company may grant options to purchase common stock to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Stock option grants under the 2010 and 2015 Omnibus Plans include a five year life along with vesting after three years of service.

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

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Year ended December 31,
	2016	2015
Expected life (years)	4.0	4.0
Expected volatility	52.0%	50.2%
Risk-free interest rates	1.42%	1.32%
Expected dividend yield	0.0%	0.0%

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of the restricted stock activity is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2016	1,074,700	$3.19
Granted	793,500	1.00
Vested	(609,200)	3.50
Forfeited	(94,000)	2.03
Nonvested shares at December 31, 2016	1,165,000	$1.49

The total fair value of shares vested during 2016 and 2015 was $536,000 and $230,000, respectively. In conjunction with the vesting of restricted shares and payment of taxes thereon, the Company received into treasury 194,354 and 28,999 restricted shares, respectively, at an average price of $0.98 and $2.65 per share, respectively, the closing market price on the date the restricted stock vested. Such repurchased shares were immediately cancelled.

The following table summarizes option activity for the year ended December 31, 2016:

		Weighted-	Weighted-
		average	average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at January 1, 2016	1,222,000	$3.38
Granted	993,500	0.97
Exercised	0	0
Forfeited	(62,500)	1.95
Expired	(244,750)	4.14
Outstanding at December 31, 2016	1,908,250	$2.07	2.54	$0
Exercisable at December 31, 2016	561,550	$3.52	0.90	$0

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2016 and 2015 was $0.38 and $0.82 per share, respectively. There were no options exercised in 2016 or 2015.

As of December 31, 2016, there was $1,163,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of option shares vested during the years ended December 31, 2016 and 2015 was not material.

(19)	Stockholders’ Equity

As of December 31, 2016 and 2015, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in accordance with the terms of our stockholder rights plan, which expired in October 2011. There are no shares of Series A Preferred Stock currently outstanding, and there are no current plans to issue any such shares. Any future holders of Series A Preferred Stock, as currently designated, would have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company’s dissolution. Any such shares of Series A Preferred Stock would not be redeemable. However, the Company would be entitled to purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

The holders of our common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2016	2015
Foreign currency translation adjustments	$(11,334)	$(9,554)
Employee benefit related adjustments – U.S, net of tax.	(15,445)	(16,177)
Employee benefit related adjustments – Mexico, net of tax	181	(29)
Accumulated other comprehensive loss	$(26,598)	$(25,760)

Changes in each component of accumulated other comprehensive loss consisted of the following:

			Accumulated
	Foreign	Defined	Other
	Currency	Benefit	Comprehensive
	Translation	Plans	Loss
Balance at January 1, 2015	$(7,265)	$(17,770)	$(25,035)
Currency translation adjustments	(2,289)	0	(2,289)
Net actuarial gain for the year	0	667	667
Amortization for the year	0	897	897
Balance at December 31, 2015	(9,554)	(16,206)	(25,760)
Currency translation adjustments	(1,780)	0	(1,780)
Net actuarial gain for the year	0	164	164
Amortization for the year	0	778	778
Balance at December 31, 2016	$(11,334)	$(15,264)	$(26,598)

(20)	Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2016	2015
Domestic	$5,375	$(18,625)
Foreign	969	(6,599)
Total	$6,344	$(25,224)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of income tax expense are as follows (in thousands):

	Year ended December 31,
	2016	2015
Current:
Federal	$0	$0
State	222	31
Foreign	79	(269)
Total current income tax expense (benefit)	301	(238)
Deferred:
Federal	0	0
State	0	0
Foreign	0	2,230
Total deferred income tax expense	0	2,230
	$301	$1,992

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2016 and 2015 totaled $41,000 and $120,000, respectively. There were no state income tax refunds in 2016. State income tax refunds received in the U.S. during 2015 totaled $30,000. Foreign income taxes paid during 2016 and 2015 totaled $141,000 and $2,195,000, respectively. There were no foreign refunds received in 2016 and 2015. There were no federal taxes paid in 2016 and 2015, and there were no federal refunds received in 2016 and 2015. At December 31, 2016, the Company had $130,798,000 of federal net operating loss carryforwards available to offset future federal taxable income, which will expire in various amounts from 2024 to 2035.

At December 31, 2016, the Company had $95,719,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida and Kentucky. These carryforwards expire in various amounts from 2018 to 2036.

The following is a reconciliation of income tax (benefit) expense to that computed by applying the federal statutory rate to income (loss) before income taxes (in thousands):

	Year ended December 31,
	2016	2015
Federal tax expense at the statutory rate	$2,220	$(8,829)
Current year permanent differences	598	254
State income taxes, net of federal tax impact	528	(613)
Foreign repatriation, net of foreign tax credits	165	(3,394)
Effect of tax rates of foreign subsidiaries	(51)	323
Currency translation effect on temporary differences	626	(217)
Change in valuation allowance	(6,256)	11,453
State NOL carryforwards, stock compensation and other items	2,471	3,015
Total	$301	$1,992

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

The gross deferred tax asset for the Company’s Mexican subsidiaries was $3,269,000 and $4,033,000 as of December 31, 2016 and 2015, respectively.

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

Deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Compensation and benefit accruals	$1,517	$1,987
Inventory valuation	1,481	2,840
Federal and state net operating loss carryforwards	49,298	51,460
Deferred revenue	63	533
Accounts receivable allowance	153	42
Defined benefit pension plan	1,627	1,766
Foreign deferred revenue and other provisions	3,269	4,033
AMT credits	185	185
Other	777	1,526
Total	58,370	64,372
Domestic valuation allowance	(52,900)	(58,682)
Foreign valuation allowance	(3,269)	(4,033)
Total deferred tax assets	2,201	1,657
Deferred tax liabilities:
Foreign subsidiaries – unrepatriated earnings	(543)	(379)
Depreciation	(1,658)	(1,278)
Total deferred tax liabilities	(2,201)	(1,657)
Net deferred tax asset	$0	$0

The ASC Income Tax topic includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financials. Specifically, the guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits as of December 31, 2016 and 2015 was $200,000. There were no changes to the unrecognized tax benefit balance during the years ended December 31, 2016 and 2015.

If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire balance at December 31, 2016 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, the Company does not have an accrual for the payment of tax-related interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2012 through 2015, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2016, the Company has no undistributed earnings of foreign subsidiaries that are classified as permanently reinvested. The Company did not repatriate any funds to the U.S during 2016 and expects the repatriation of any available non-U.S. cash holdings during 2017 will be limited to the amount of undistributed earnings as of December 31, 2016.  Although the Company’s Mexican operating company recognized losses from operations in 2016 and 2015, the Toluca Sale-Leaseback (See Note 5 to the consolidated financial statements in this Form 10-K) caused the Mexican operating company to generate a marginal profit. The income recognized by the Company’s Mexican operating company during 2016 increased the undistributed earnings of that entity while the loss recognized during 2015 reduced the entity’s undistributed earnings. Accordingly, the Company has therefore recognized a deferred income tax expense equal to the increase in in the U.S. deferred tax liability in 2016 and a deferred income tax benefit equal to the reduction in the U.S deferred tax liability in 2015, both of which were offset by a corresponding decrease in the deferred tax valuation allowance in 2016 and increase in the deferred tax asset valuation allowance in 2015.

(21)	Income (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 992,000 common shares excluded from diluted earnings per share for the year ended December 31, 2016 and all potential common shares were excluded from diluted earnings per share for the year ended December 31, 2015 because the effect of inclusion would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Year ended December 31,
	2016	2015
Income (loss) attributable to stockholders:
Net income (loss) as reported	$6,043	$(27,216)
Less distributed and undistributed earnings allocable to restricted award holders	(184)	0
Net income (loss) allocable to common stockholders	$5,859	$(27,216)
Income (loss) per common share attributable to stockholders:
Basic	$0.30	$(1.38)
Diluted	$0.30	$(1.38)
Weighted average shares outstanding – basic	19,861	19,688
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	19,861	19,688

(22)	Segment Information

The Company is organized into two business segments, Sypris Technologies and Sypris Electronics. The segments are each managed separately because of the distinctions between the products, services, markets, customers, technologies, and workforce skills of the segments. Sypris Technologies provides manufacturing services for a variety of customers that outsource forged and finished steel components and subassemblies. Sypris Technologies also manufactures high-pressure closures and other fabricated products. Sypris Electronics provides manufacturing and technical services as an outsourced service provider. Additionally, prior to August 16, 2016, Sypris Electronics also provided trusted solutions for identity management, cryptographic key distribution and cyber analytics along with manufacturing of complex data storage systems (see Note 4). Revenue derived from outsourced services for Sypris Technologies accounted for 52% and 61% of total net revenue in 2016 and 2015, respectively. Revenue derived from outsourced services for Sypris Electronics accounted for 24% and 17% of total net revenue in 2016 and 2015, respectively. There was no intersegment net revenue recognized for any year presented.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents financial information for the reportable segments of the Company (in thousands):

	Year ended December 31,
	2016	2015
Net revenue from unaffiliated customers:
Sypris Technologies	$63,324	$108,134
Sypris Electronics	28,473	37,189
	$91,797	$145,323
Gross profit (loss):
Sypris Technologies	$(254)	$(790)
Sypris Electronics	1,003	1,108
	$749	$318
Operating (loss) income:
Sypris Technologies	$(8,230)	$(13,661)
Sypris Electronics	(7,127)	(7,639)
General, corporate and other	(7,401)	(8,344)
	$(22,758)	$(29,644)
Other (income), net:
Sypris Technologies	$(4,320)	$(8,643)
Sypris Electronics	(31,185)	0
General, corporate and other	0	0
	$(35,505)	$(8,643)
(Loss) income before income taxes:
Sypris Technologies	$(4,178)	$(5,131)
Sypris Electronics	24,058	(7,639)
General, corporate and other	(13,536)	(12,454)
	$6,344	$(25,224)
Depreciation and amortization:
Sypris Technologies	$4,388	$5,927
Sypris Electronics	1,772	2,973
General, corporate and other	128	135
	$6,288	$9,035
Capital expenditures:
Sypris Technologies	$252	$1,707
Sypris Electronics	1,472	416
General, corporate and other	39	(298)
	$1,763	$1,825

	December 31,
	2016	2015
Total assets:
Sypris Technologies	$32,110	$38,968
Sypris Electronics	12,881	23,845
General, corporate and other	17,646	4,079
	$62,637	$66,892

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2016	2015
Total liabilities:
Sypris Technologies	$24,466	$20,283
Sypris Electronics	3,542	6,375
General, corporate and other	8,531	20,522
	$36,539	$47,180

The Company’s export sales from the U.S. totaled $21,010,000 and $34,830,000 in 2016 and 2015, respectively. Approximately $11,706,000 and $8,889,000 of net revenue in 2016 and 2015, respectively, and $6,787,000 and $5,807,000 of long lived assets at December 31, 2016 and 2015, respectively, and net assets of $9,016,000 and $9,696,000 at December 31, 2016 and 2015 relate to the Company’s international operations.

(23)	Subsequent Events

On February 21, 2017, Sypris Technologies entered into a binding contract for the sale of an upset forging press and related equipment for $2,500,000. The net book value of the asset was approximately $90,000 as of December 31, 2016. The Company expects to complete the sale on or before March 31, 2017.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2016. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we concluded that as of December 31, 2016, Sypris’ internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.     Executive Compensation

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2016 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2016,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	1,908,250	(1)	$2.07	1,712,021	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	1,908,250		$2.07	1,712,021

(1)	Consists of (a) 942,750 outstanding options under the 2010 Omnibus Plan, which Plan expired on May 11, 2015 and (b) 965,500 under the 2015 Omnibus Plan.

(2)	Shares remaining available for issuance under the 2015 Omnibus Plan.

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

10.2.2

Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of October 30, 2015 (incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-K filed on March, 30, 2016 (Commission File No. 000-24020)).

10.2.3

Amended and Restated Promissory Note in favor of Gill Family Capital Management, Inc. dated as of February 25, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 18, 2016 (Commission File No. 000-24020)).

10.2.4

Amended Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as September 30, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.2.5

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

10.4

Asset Purchase Agreement between Analog Devices, Inc. and Sypris Electronics, LLC dated as of August 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.5

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

10.5.1

First Amendment to Amended and Restated Loan and Security Agreement between Sypris Solutions, Inc., and Siena Lending Group, LLC, dated February 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2016 (Commission File No. 000-24020)).

10.6

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

10.6.1

First Amendment to Loan and Security Agreement between Sypris Solutions, Inc., and Great Rock Capital Partners Management, LLC, dated February 25, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 18, 2016 (Commission File No. 000-24020)).

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

Exhibit
Number	Description

10.7.2

Agreement related to Sixth Renewal of Lease between Sweetwell Industries Associates, L.P. and Group Technologies Corporation dated August 13, 2008, regarding Tampa industrial park property (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 28, 2008 filed on November 5, 2008 (Commission File No. 000-24020)).

10.8

Lease agreement between Promotora y Desarrolladora Pulso Inmobiliario, S.C. and Sypris Technologies Mexico, S. de R.L. de C.V dated January 29, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 18, 2016 (Commission File No. 000-24020)).

10.9

Lease between Sypris Electronics, LLC and University Business Center I, LLC dated May 3, 2016 regarding 10421 University Center Drive, Tampa, FL property. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 17, 2016 (Commission File No. 000-24020)).

10.10*

Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995 Amended and Restated on January 21, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.11*	Form of Discretionary Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.12*

Form of Four Year Discretionary Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.13*

2004 Sypris Equity Plan effective as of April 27, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (Commission File No. 000-24020)).

10.14*

2010 Sypris Omnibus Plan effective as of May 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2010 (Commission File No. 333-166951)).

10.15*

2015 Sypris Omnibus Plan effective as of May 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2015 (Commission File No. 333-204299)).

10.16*	Form of Eighteen Month Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.17*	Form of Three Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.18*	Form of Four Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.19*	Form of Five Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.20*	Form of Four Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.21*

Amended 2010 Executive Long-Term Incentive Program and Alternate Form of Executive Long-Term Incentive Award Agreements for Grants to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 18, 2010 (Commission File No. 000-24020)).

10.22*	Executive Equity Repurchase Agreement dated December 20, 2011 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on March 13, 2012 (Commission File No. 000-24020)).

Exhibit
Number	Description

10.23*

Form of Executive Long-Term Incentive Award Agreement for Grants of Restricted Stock to Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed on November 16, 2016 (Commission File No. 000-24020)).

10.24*

Form of Executive Long-Term Incentive Award Agreement for Grants of Non-Qualified Stock Options to Executive Officers (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on November 16, 2016 (Commission File No. 000-24020)).

10.25*

Form of Employment Agreement between Sypris Solutions, Inc. and participants in the Sypris Solutions, Inc. Executive Long-Term Incentive Program for 2015 dated as of March 5, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on March 31, 2015 (Commission File No. 000-24020)).

10.26*	Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995, Amended and Restated on March 14, 2017.

21	Subsidiaries of the Company

23	Consent of Crowe Horwath LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2017.

SYPRIS SOLUTIONS, INC.
(Registrant)

/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2017:

/s/ Jeffrey T. Gill	Chairman, President and Chief Executive Officer
(Jeffrey T. Gill)

/s/ Anthony C. Allen	Vice President and Chief Financial Officer
(Anthony C. Allen)	(Principal Financial Officer)

/s/ Rebecca R. Eckert	Controller
(Rebecca R. Eckert)	(Principal Accounting Officer)

/s/ John F. Brinkley	Director
(John F. Brinkley)

/s/ Gary L. Convis	Director
(Gary L. Convis)

/s/ William G. Ferko	Director
(William G. Ferko)

/s/ R. Scott Gill	Director
(R. Scott Gill)

/s/ William L. Healey	Director
(William L. Healey)

/s/ Sidney R. Petersen	Director
(Sidney R. Petersen)

/s/ Robert Sroka	Director
(Robert Sroka)