Form 10-Q
period 2017-04-02
SYPRIS SOLUTIONS INC
filed 2017-05-16
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended April 2, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of May 8, 2017, the Registrant had 21,399,200 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SYPRIS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Three Months Ended
	April 2,	April 3,
	2017	2016
	(Unaudited)

Net revenue	$18,185	$26,938
Cost of sales	18,875	26,211
Gross profit (loss)	(690)	727
Selling, general and administrative	3,423	6,503
Research and development	22	124
Severance, relocation and other costs	998	484
Operating loss	(5,133)	(6,384)
Interest expense, net	188	876
Other (income), net	(2,004)	(2,162)
Loss before taxes	(3,317)	(5,098)
Income tax (benefit) expense, net	(9)	1
Net loss	$(3,308)	$(5,099)
Loss per share:
Basic	$(0.16)	$(0.26)
Diluted	$(0.16)	$(0.26)

Weighted average shares outstanding:
Basic	20,173	19,702
Diluted	20,173	19,702
Dividends declared per common share	$0.00	$0.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	April 2,	April 3,
	2017	2016
	(Unaudited)
Net loss	$(3,308)	$(5,099)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	876	(30)
Comprehensive loss	$(2,432)	$(5,129)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except for share data)

	April 2,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,717	$15,270
Restricted cash	1,500	1,500
Accounts receivable, net	8,990	8,010
Inventory, net	19,544	14,558
Other current assets	2,182	2,730
Assets held for sale	1,062	832
Total current assets	49,995	42,900
Property, plant and equipment, net	17,445	17,943
Other assets	1,939	1,794
Total assets	$69,379	$62,637

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$12,702	$6,973
Accrued liabilities	13,497	10,541
Current portion of capital lease obligations	232	208
Total current liabilities	26,431	17,722

Long-term capital lease obligations	2,889	2,950
Note payable – related party	6,390	6,375
Other liabilities	9,831	9,492
Total liabilities	45,541	36,539

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,453,095 shares issued and 21,451,903 outstanding in 2017 and 21,330,882 shares issued and 21,329,690 outstanding in 2016	214	213
Additional paid-in capital	153,423	153,252
Retained deficit	(104,077)	(100,769)
Accumulated other comprehensive loss	(25,722)	(26,598)
Treasury stock, 1,192 and 1,192 shares in 2017 and 2016, respectively	0	0
Total stockholders’ equity	23,838	26,098
Total liabilities and stockholders’ equity	$69,379	$62,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

 (in thousands)

	Three Months Ended
	April 2,	April 3,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,308)	$(5,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,016	1,953
Stock-based compensation expense	175	363
Deferred loan costs recognized	15	205
Gain on the sale of assets	(2,416)	(2,370)
Provision for excess and obsolete inventory	35	25
Other noncash items	507	137
Changes in operating assets and liabilities:
Accounts receivable	(1,041)	(1,066)
Inventory	(5,027)	(630)
Other current assets	413	423
Accounts payable	5,729	(1,048)
Accrued and other liabilities	3,062	2,397
Net cash used in operating activities	(840)	(4,710)

Cash flows from investing activities:
Capital expenditures, net	(176)	(40)
Proceeds from sale of assets	2,502	11,066
Change in restricted cash	0	(6,000)
Net cash provided by investing activities	2,326	5,026

Cash flows from financing activities:
Capital lease payments	(37)	0
Principal payments on Term Loan	0	(429)
Proceeds from related party note payable	0	1,000
Net change in debt under New Revolving Credit Agreement	0	449
Debt issuance and modification costs	0	(379)
Indirect repurchase of shares of minimum statutory tax withholdings	(2)	0
Net cash (used in) provided by financing activities	(39)	641

Net increase in cash and cash equivalents	1,447	957

Cash and cash equivalents at beginning of period	15,270	1,349

Cash and cash equivalents at end of period	$16,717	$2,306

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)           Nature of Business

All references to “Sypris,” the “Company,” “we” or “our” include Sypris Solutions, Inc. and its wholly-owned subsidiaries. Sypris is a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. The Company produces a wide range of manufactured products, often under multi-year, sole-source contracts with corporations and government agencies. The Company offers such products through its two business segments, Sypris Technologies, Inc. (“Sypris Technologies”) and Sypris Electronics, LLC (“Sypris Electronics”) (See Note 13). Additionally, prior to August 16, 2016, Sypris Electronics also provided trusted solutions for identity management, cryptographic key distribution and cyber analytics along with manufactured complex data storage systems (see Note 6).

(2)           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2016 condensed consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The Company’s operations are domiciled in the United States (U.S.) and Mexico, and we serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated.

These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended April 2, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2016 as presented in the Company’s Annual Report on Form 10-K.

(3)           Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year to January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. In April of 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under existing U.S. GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. While the Company is in the process of evaluating the effect of adoption on the consolidated financial statements and is currently assessing its contracts with customers, the Company does not expect the adoption of this standard will have a material impact on the results of operations, cash flows or financial position. The Company anticipates it will expand the consolidated financial statement disclosures in order to comply with the new standard and has not concluded on the transition method upon adoption.

In July 2015, the FASB issued ASU No. 2015-11, which simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with a lower of cost or net realizable value test. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. The new guidance must be applied prospectively. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this update supersedes FASB Accounting Standards Codification (“ASC”) 840, Leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this ASU on its consolidated financial statements and related disclosures. We believe the adoption of the standard will likely have a material impact to our Consolidated Balance Sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities. We are in the early process of analyzing our lease portfolio and evaluating systems to comply with the standard’s retrospective adoption requirements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) requiring an entity to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement. ASU 2016-09 will also require an entity to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. We adopted this ASU effective January 1, 2017, and have elected to recognize forfeitures as they occur. The related financial statement impacts of adopting the above aspects of this ASU were not material for the first quarter of 2017, however, depending on several factors such as the market price of the Company’s common stock, employee exercise behavior and corporate income tax rates, the excess tax benefits associated with the exercise of stock options and vesting of restricted and performance shares could generate a significant discrete income tax benefit in a particular interim period potentially creating volatility in net income and earnings per share period-to-period and period-over-period. Our plans do not permit tax withholdings in excess of the statutory minimums.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). This ASU provides guidance to clarify how certain cash receipts and payments should be presented in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted in any annual or interim period. The updated guidance requires a modified retrospective adoption. The Company is evaluating the impact of adoption of ASU 2016-15 on the Company's financial position, results of operations and cash flow.

In October 2016, the FASB issued guidance that simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current U.S. GAAP prohibits the recognition in earnings of current and deferred income taxes for an intra-entity transfer until the asset is sold to an outside party or recovered through use. This amendment simplifies the accounting by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance, which could impact effective tax rates, becomes effective January 1, 2018 and requires modified retrospective application. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not yet been issued. The Company is evaluating the impact of adoption of this guidance on the Company's financial position, results of operations and cash flow.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

(4)           Strategic Actions

The Company completed a number of strategic actions during 2015 and 2016 in response to the nonrenewal of its supply agreement with a significant customer, the subsequent downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other economic factors impacting the Company during the last two years. Strategic actions taken during 2015 and 2016 include: (i) the initiation of the exit of the Broadway Plant (defined below) (see Note 5), (ii) the CSS Sale (defined below) (see Note 6), (iii) the Toluca Sale-Leaseback (defined below) (see Note 7), (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the relocation of its Sypris Electronics operation to a new facility (see discussion below), (vi) reductions in workforce at all locations, and (vii) other reductions in employment costs through reduced work schedules, senior management pay reductions and deferral of merit increases and certain benefit payments. Using a portion of the proceeds generated from the asset sales noted above, the Company paid off all of its most senior secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016 and has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal.

During 2016, the Company also initiated the process of qualifying production for certain oil and gas industry components in Mexico that were previously produced solely in the U.S. Qualification of production for the first group of these components was completed for the Mexico facility during 2016.

During the fourth quarter of 2016, the Company completed the relocation of its operations for Sypris Electronics to a 50,000 square foot leased facility in Tampa, Florida. Sypris Electronics previously leased a facility also located in Tampa of approximately 300,000 square feet for its operations which also included its SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines (the “CSS product lines”). All manufacturing operations for Sypris Electronics are now performed in the new facility, which has resulted in a significant reduction in rent and related operating expenses effective January 1, 2017 as compared to 2016.

The Company has embraced a strategic shift away from certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with longer-term relationships, especially among the heavy truck, off-highway and automotive OEM and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”), which expired on January 1, 2017, which was produced at the Company’s Louisville, Kentucky automotive and commercial vehicle manufacturing plant (the “Broadway Plant”). The Company similarly anticipates a reduction in certain portions of its business with Eaton Corporation (“Eaton”). As a result of these decisions, the Company anticipates a significant reduction in its commercial vehicle revenues in 2017 (See Note 5).

(5)           Exit and Disposal Activities

On November 22, 2016, the Board of Directors of the Company approved moving forward with the exploration of a range of strategic options for the Broadway Plant, including the divestiture of the plant, the transitional reduction in its operations to accommodate lower volumes, the relocation of production to other Company facilities, as needed, and/or the closure of the plant. Accordingly, management explored various exit or disposal options for the Broadway Plant with the input of our salaried and unionized employees, our customers and others within the industry. On February 21, 2017, with the benefit of management’s analysis, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which is now expected to continue certain transitional operations into 2018. The Company has begun relocating certain assets from the Broadway Plant to other manufacturing facilities, as needed, to serve its existing and target customer base and to identify underutilized or non-core assets for disposal. Management expects to use proceeds from the sale of any underutilized or non-core assets to fund costs incurred in the transfer of equipment from the Broadway Plant and the transition of the related production. Management will evaluate options for the real estate and any remaining assets in the Broadway Plant following the completion of production at that facility.

As a result of these initiatives, the Company recorded charges of $645,000, or $0.03 per share in 2016. In the first quarter of 2017, the Company recorded charges of $998,000, or $0.05 per share, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the Condensed Consolidated Statement of Operations. A summary of the pre-tax charges is as follows (in thousands):

		Recognized	Remaining
	Total	as of	Costs to be
	Program	April 2, 2017	Recognized
Severance and benefit-related costs	$1,422	$1,054	$368
Asset impairments	188	188	0
Equipment relocation costs	2,014	371	1,643
Other	530	30	500
	$4,154	$1,643	$2,511

Severance and benefit-related costs tied to workforce reductions were recorded in accordance with ASC 420, Exit or Disposal Cost Obligations (ASC 420) and ASC 712, Compensation – Nonretirement Postemployment Benefits. Under ASC 420, one-time termination benefits that are conditioned on employment through a certain transition period are recognized ratably between the date employees are communicated the details of the one-time termination benefit and their final date of service. Accordingly, the Company recorded $427,000 in 2016, $627,000 in the first quarter of 2017 and expects to record an additional $368,000 during the remainder of 2017.

The Company evaluates its long-lived assets for impairment when events or circumstances indicate that the carrying value may not be recoverable in accordance with ASC 360, Impairment and Disposal of Long-Lived Asset. The Company’s strategic decision to transition production from the Broadway Plant led to an $188,000 non-cash impairment charge in the fourth quarter 2016. The charge was based on the excess of carrying value of certain assets not expected to be redeployed over their respective fair value. Fair values for these assets were determined based on discounted cash flow analyses.

A summary of costs and related reserves for the transition of production from the Broadway Plant at April 2, 2017 is as follows (in thousands):

	Accrued		Cash	Accrued
	Balance at		Payments	Balance at
	Dec. 31,	2017	or Asset	April 2,
	2016	Charge	Write-Offs	2017
Severance and benefit-related costs	$427	$627	$0	$1,054
Equipment relocation costs	0	371	(371)	0
	$427	$998	$(371)	$1,054

The Company expects to incur additional pre-tax costs of approximately $2,511,000 within Sypris Technologies, which are expected to be all cash expenditures.

As noted above, management expects to use proceeds from the sale of underutilized or non-core assets to fund costs incurred on the transfer of equipment from the Broadway Plant and the transition of the related production. The following assets have been segregated and included in assets held for sale in the condensed consolidated balance sheets (in thousands):

	April 2,	December 31,
	2017	2016
	(Unaudited)
Machinery, equipment, furniture and fixtures	$7,629	$6,673
Accumulated depreciation	(6,567)	(5,841)
Property, plant and equipment, net	$1,062	$832

(6)           CSS Sale

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other assets of Sypris Electronics (the “CSS Sale”) comprised principally of the CSS product lines. The assets were sold for $42,000,000 in cash consideration, $1,500,000 of which is held in escrow for up to 12 months from the sale date in connection with certain customary representations, warranties, covenants and indemnifications of the Company. The total net book value of the related business assets included in the sale was $8,137,000, and consisted of $6,613,000 in inventories, $1,050,000 in fixed assets, $624,000 in other current assets and $150,000 in accrued liabilities. The Company incurred transaction related expenses of $2,674,000, and the Company recognized a net gain of $31,189,000 on the sale, which is included in other income, net in the consolidated statement of operations for the year ended December 31, 2016.

A portion of the proceeds from the CSS Sale was used to pay off the Company’s most senior, secured debt consisting of a “Term Loan” and a “Revolving Credit Facility.” The retained portion of the Sypris Electronics segment will continue to provide electronic manufacturing and design support services to customers in the aerospace, defense, medical and severe environment markets, among others.

Revenue from the CSS product lines for the three months ended April 3, 2016 was $5,369,000. While the Company is able to distinguish revenue and contribution margin information related to the CSS product lines, the Company is not able to present meaningful information about the results of operations and cash flows of the CSS product lines. Therefore, the sale was not classified as a discontinued operation.

(7)           Toluca Sale-Leaseback

On March 9, 2016, Sypris Technologies Mexico, S. de R.L. de C.V. (the “Seller”), a subsidiary of the Company, concluded its sale of the 24-acre Toluca property pursuant to an agreement with Promotora y Desarrolladora Pulso Inmobiliario, S.C. (together with its affiliates and assignees, the “Buyer”) for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. currency. Simultaneously, the Seller and the Buyer entered into a long-term lease of the 9 acres and buildings currently occupied by the Seller and needed for its ongoing business in Toluca (collectively, the “Toluca Sale-Leaseback”). The Company incurred transaction related expenses of $1,116,000.

As a result of the Toluca Sale-Leaseback, the Company initially recorded a capital lease of $3,315,000, which is included in property plant and equipment. The Company recorded an initial gain on the sale of $2,370,000 during the three months ended April 3, 2016, which is included in other income, net in the condensed consolidated statement of operations, and has a deferred gain of $4,694,000 as of April 2, 2017, which will be recognized over the remainder of the ten year lease term. The Company’s base rent, which is denominated in U.S. currency, is $936,000 annually, adjusted based on annual changes in the U.S. CPI with certain cap conditions.

(8)           Other (Income), Net

During the three months ended April 2, 2017, the Company recognized net gains of $2,416,000 related to the sale of idle assets. Additionally, the Company recognized foreign currency related losses of $430,000 related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. For the three months ended April 3, 2016, the Company recognized net gains of $2,370,000 related to the Toluca Sale-Leaseback (see Note 7). Additionally, the Company recognized foreign currency related losses of $269,000 for the three months ended April 3, 2016.

(9)           Stock-Based Compensation

On April 1, 2017, the Company granted 199,000 restricted stock awards under a long-term incentive program. These awards vest on the third anniversary of the grant date. The Company also granted 200,000 options on April 1, 2017 with a five year life and cliff vesting at three years of service. The grants did not have a significant impact on the Company’s condensed consolidated financial statements during the current period.

(10)         Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended April 2, 2017 and April 3, 2016, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2017	2016
	(Unaudited)
Loss attributable to stockholders:
Net loss as reported	$(3,308)	$(5,099)
Less distributed and undistributed earnings allocable to restricted awarded holders	0	0
Less dividends declared attributed to restricted awarded holders	0	0
Net loss allocable to common stockholders	$(3,308)	$(5,099)

Loss per common share attributable to stockholders:
Basic	$(0.16)	$(0.26)
Diluted	$(0.16)	$(0.26)

Weighted average shares outstanding – basic	20,173	19,702
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	20,173	19,702

(11)         Inventory

Inventory consists of the following (in thousands):

	April 2,	December 31,
	2017	2016
	(Unaudited)
Raw materials	$11,458	$8,187
Work in process	6,944	6,211
Finished goods	2,983	2,020
Reserve for excess and obsolete inventory	(1,841)	(1,860)
Total	$19,544	$14,558

(12)         Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	April 2,	December 31,
	2017	2016
	(Unaudited)
Land and land improvements	$219	$219
Buildings and building improvements	10,630	10,056
Machinery, equipment, furniture and fixtures	74,296	76,495
Construction in progress	2,594	646
	87,739	87,416

Accumulated depreciation	(70,294)	(69,473)
	$17,445	$17,943

(13)         Debt

Debt outstanding consists of the following (in thousands):

	April 2,	December 31,
	2017	2016
	(Unaudited)
Current:
Current portion of capital lease obligation	$232	$208

Long Term:
Note payable – related party	$6,500	$6,500
Capital lease obligation	2,889	2,950
Less unamortized debt issuance and modification costs	(110)	(125)
Long term debt net of unamortized debt costs	$9,279	$9,325

Note Payable – Related Party

The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6,500,000 in principal as of April 2, 2017 and December 31, 2016. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year, payable quarterly, and the principal is due on January 30, 2019.

Obligations under the promissory note are guaranteed by all of the U.S. subsidiaries and are secured by a first priority lien on substantially all domestic assets of the Company.

Capital Lease Obligation

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca (see Note 7). As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $3,121,000 for the building as of April 2, 2017.

(14)         Segment Data

The Company is organized into two business segments, Sypris Technologies and Sypris Electronics. The segments are each managed separately because of the distinctions between the products, markets, customers, technologies and workforce skills of the segments. Sypris Technologies manufactures forged and finished steel components and subassemblies and also manufactures high-pressure closures and other fabricated products. Sypris Electronics is focused on circuit card and full “box build” manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work. Additionally, prior to August 16, 2016, Sypris Electronics provided trusted solutions for identity management, cryptographic key distribution and cyber analytics along with manufacturing of complex data storage systems (see Note 6). There was no intersegment net revenue recognized in any of the periods presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	April 2,	April 3,
	2017	2016
	(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$12,760	$17,827
Sypris Electronics	5,425	9,111
	$18,185	$26,938
Gross profit (loss):
Sypris Technologies	$(787)	$(656)
Sypris Electronics	97	1,383
	$(690)	$727
Operating loss:
Sypris Technologies	$(3,296)	$(2,974)
Sypris Electronics	(431)	(1,060)
General, corporate and other	(1,406)	(2,350)
	$(5,133)	$(6,384)
Loss before taxes:
Sypris Technologies	$(1,358)	$(839)
Sypris Electronics	(431)	(1,060)
General, corporate and other	(1,528)	(3,199)
	$(3,317)	$(5,098)

	April 2,	December 31,
	2017	2016
	(Unaudited)
Total assets:
Sypris Technologies	$34,697	$32,110
Sypris Electronics	14,949	12,881
General, corporate and other	19,733	17,646
	$69,379	$62,637
Total liabilities:
Sypris Technologies	$27,781	$24,466
Sypris Electronics	9,866	3,542
General, corporate and other	7,894	8,531
	$45,541	$36,539

(15)        Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets as of April 2, 2017 and December 31, 2016 was $654,000 and $856,000, respectively. The Company’s warranty expense for the three months ended April 2, 2017 and April 3, 2016 was not material.

Additionally, prior to the sale of the CSS product lines (see Note 6) the Company sold three- and five-year extended warranties for certain link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of April 2, 2017 and December 31, 2016, the Company had deferred $94,000 and $162,000, respectively, related to extended warranties.

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

On May 3, 2016, the Company entered into a lease for a manufacturing facility, effective December 31, 2016. The Company, Sypris Electronics and the landlord of the previous Tampa facility were involved in litigation over certain terms of the previous lease (see Part II, Item 1, “Legal Proceedings”). As such, the Company accrued an estimated $500,000 during the three months ended April 3, 2016, related to its estimated obligation under the lease and repairs required to be made to the facility. As of April 2, 2017, the Company had spent $52,000 in repairs to the facility as part of the dispute. On April 7, 2017, the Company entered a settlement agreement, whereby the Company’s net cash outlay was $448,000 to resolve the disputes and the legal proceeding was dismissed.

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. As of April 2, 2017 and December 31, 2016, no amounts were accrued for any environmental matters.

On December 16, 2016, the Company received a letter (the “Letter”) from the U.S. Department of Labor (the “DOL”) containing proposed findings related to the DOL’s recent audit of the Company’s 401(k) Plans for the five year period from 2011 through 2015 (collectively, the “Plan”).  Among other things, the Letter alleges several potential violations of the Plan documents and ERISA provisions and requests that the Company take appropriate corrective actions and notify the DOL of its responses.  On March 3, 2017, the Company formally disagreed with all of the DOL’s findings, but has offered a resolution that involves de minimis amounts of additional contributions into the Plan.  The Company regards the DOL’s allegations to be without merit and has established a reserve of $20,000, which approximates the additional contributions in the Company’s proposed resolution.

As of April 2, 2017, the Company had outstanding purchase commitments of approximately $11,837,000, primarily for the acquisition of inventory and manufacturing equipment.

(16)         Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 35% and for its foreign operations at a statutory rate of 30% in 2017 and 2016. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with ASC 740, Income Taxes (ASC 740). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on its current forecast, the Company has established a valuation allowance against the domestic net deferred tax asset. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and non-U.S. tax benefits.

As of April 2, 2017 and December 31, 2016, the Company has no undistributed earnings of foreign subsidiaries that are classified as permanently reinvested. The Company did not repatriate any funds to the U.S. during 2016 and expects the repatriation of any available non-U.S. cash holdings during 2017 will be limited to the amount of undistributed earnings as of December 31, 2016. The loss recognized by the Company’s Mexican operations during 2016 and the first quarter of 2017 reduced the undistributed earnings of that entity and the Company has therefore recognized a deferred income tax benefit equal to the reduction in the U.S deferred tax liability and a corresponding increase in the deferred tax asset valuation allowance. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate.

(17)         Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended
	April 2,	April 3,
	2017	2016
	(Unaudited)
Service cost	$2	$3
Interest cost on projected benefit obligation	388	426
Net amortizations of actuarial loss	183	174
Expected return on plan assets	(415)	(496)
Net periodic benefit cost	$158	$107

(18)         Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	April 3,	December 31,
	2016	2016
	(Unaudited)
Foreign currency translation adjustments	$(10,458)	$(11,334)
Employee benefit related adjustments – U.S.	(15,445)	(15,445)
Employee benefit related adjustments – Mexico	181	181

Accumulated other comprehensive loss	$(25,722)	$(26,598)

(19)         Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the condensed consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at April 2, 2017 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. We offer a wide range of manufactured products, often under multi-year sole-source contracts with corporations and government agencies.

We are organized into two business segments, Sypris Technologies and Sypris Electronics. Sypris Technologies, which is comprised of Sypris Technologies, Inc. and its subsidiaries, generates revenue primarily from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Sypris Electronics, which is primarily comprised of Sypris Electronics, LLC, generates revenue primarily through circuit card and full box build manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work. Additionally, prior to August 16, 2016, Sypris Electronics provided trusted solutions for identity management, cryptographic key distribution and cyber analytics and manufactured complex data storage systems (see Note 6 to the condensed consolidated financial statements in this Form 10-Q).

We target those markets where we have the expertise, qualifications and leadership position to sustain a competitive advantage. We focus our resources to support the needs of industry leaders that embrace technological innovation and flexibility, coupled with multi-year contractual relationships where possible, as a strategic component of their supply chain management. Our leading-edge processes and technologies help our customers remain competitive, and the resulting productivity and flexibility offer an important opportunity for differentiating ourselves from our competitors when it comes to cost, quality, reliability and customer service.

Sypris Technologies Outlook

In North America, production levels for light, medium and heavy duty trucks steadily increased from a low in the depressed economic environment of 2008 and 2009 through 2015. However, recent demand in the U.S. commercial vehicle industry has softened beginning in the fourth quarter of 2015 along with other durable and non-durable goods sectors in the North American economy. The continued strength of the U.S. dollar, the tightening of margins in certain sectors of the commercial vehicle markets and the generally softening markets have led the Company to reevaluate the strategic importance of each of its customers to the Company’s long-term success. In connection with this reevaluation process, the Company and Meritor have determined not to renew their current supply agreement for certain of Meritor’s domestic, forged axle shafts, beginning in 2017, and the Company similarly anticipates a reduction in certain portions of its business with Eaton Corporation (“Eaton”). For the year ended December 31, 2016, these portions of the Meritor and Eaton businesses represented approximately 18% and 4% of our consolidated net revenue, respectively. However, the Company will continue to supply significant volumes of component parts to Sistemas Automotrices de Mexico, S.A de C.V. (“Sistemas”), Meritor’s joint venture in Mexico, and will continue to supply axle shafts to Meritor’s Brazilian subsidiary going forward.

The oil and gas markets, served by our Tube Turns® brand of engineered product lines, have also been impacted, as some of our customers’ revenues and near term capital expenditures have declined along with oil prices generally during 2016 and the first quarter of 2017. However, the oil and gas outlook appears to be stabilizing as oil prices show signs of recovery and domestic pipeline projects continue to be active.

Sypris Electronics Outlook

We have faced challenges within Sypris Electronics, such as the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally over the last several years, the emergence of new competitors to our product and service offerings, as well as federal government spending uncertainties in the U.S. and the allocation of funds by the U.S. Department of Defense.

Sypris Electronics’ revenue had declined from 2009 through 2014 primarily due to our inability to replace the declining demand for certain legacy products and services with competitive new offerings. However, revenues for the electronic manufacturing business increased in 2016 and the first quarter of 2017, as we have begun to generate revenue from the ramp-up of new electronic manufacturing programs.

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other assets of Sypris Electronics (the “CSS Sale”) comprised principally of its SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines (the “CSS product lines”). Revenue from the CSS product lines is included in our results of operations until the time of sale since the sale was not classified as a discontinued operation in our condensed consolidated financial statements. The assets were sold for $42.0 million in cash consideration, $1.5 million of which is to be held in escrow for up to 12 months from the sale date in connection with certain customary representations, warranties, covenants and indemnifications of the Company. The retained portion of the Sypris Electronics segment will continue to provide electronic manufacturing and design support services to customers in the aerospace, defense, medical and severe environment markets, among others.

In connection with the CSS Sale, management prepared a business plan for the electronic manufacturing business retained by Sypris Electronics after the CSS sale. This plan includes a continuing effort to grow and diversify its electronic manufacturing business and the identification of opportunities for cost reductions and cash flow enhancements for the retained portion of the business.

Strategic Actions

The Company completed a number of strategic actions during 2015 and 2016 in response to the nonrenewal of its supply agreement with a significant customer, the subsequent downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other economic factors impacting the Company during last two years. Actions taken during 2015 and 2016 include: (i) the initiation of the exit of the Broadway Plant (see discussion below), (ii) the CSS sale, (iii) the Toluca Sale-Leaseback, (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the relocation of its Sypris Electronics operation to a new facility (see discussion below), (vi) reductions in workforce at all locations, and (vii) other reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments (see Notes 4, 5, 6 and 7 to the condensed consolidated financial statements in this Form 10-Q). Using a portion of the proceeds generated from asset sales noted above, the Company paid off all of its most senior, secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016 and has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6.5 million in principal.

During 2016, the Company also initiated the process of qualifying production for certain oil and gas industry components in Mexico that were previously produced solely in the United States. Qualification of production for the first group of these components was completed for the Mexico facility during 2016. This capacity reallocation has continued in 2017 and will provide the Company with the ability to source components for this market in both the United States and Mexico.

During the fourth quarter of 2016, the Company completed the relocation of its operations for Sypris Electronics to a 50,000 square foot leased facility in Tampa, Florida. Sypris Electronics previously leased a facility also located in Tampa of approximately 300,000 square feet for its operations which also included the CSS product lines. All manufacturing operations for Sypris Electronics are now performed in the new facility, which has resulted in a significant reduction in rent and related operating expenses effective January 1, 2017 as compared to 2016.

The Company has embraced a strategic shift away from certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with longer-term relationships, especially among the heavy truck, off-highway and automotive OEM and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”) that expired on January 1, 2017 which was produced at the Company’s Broadway Plant, and the Company similarly anticipates a reduction in certain portions of its business with Eaton. As a result of these decisions, the Company anticipates a significant reduction in its commercial vehicle revenues in 2017 (See Note 4 to the condensed consolidated financial statements in this Form 10-Q).

On November 22, 2016, the Board of Directors of the Company approved moving forward with the exploration of a range of strategic options for the Broadway Plant, including the divestiture of the plant, the transitional reduction in its operations to accommodate lower volumes, the relocation of production to other Company facilities as needed, and/or the closure of the plant. Accordingly, management explored various exit or disposal options for the Broadway Plant with the input of our salaried and unionized employees, our customers and others within the industry. On February 21, 2017, with the benefit of management’s analysis, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which is now expected to continue certain transitional operations into 2018. The Company has begun relocating certain assets from the Broadway Plant to other manufacturing facilities as needed to serve its existing and target customer base and to identify underutilized or non-core assets for disposal. Management expects to use proceeds from the sale of any underutilized or non-core assets to fund costs incurred on the transfer of equipment from the Broadway Plant and the transition of the related production. Management will evaluate options for the real estate and any remaining assets in the Broadway Plant following the completion of production at that facility.

Our failure or inability to realize our key financial objectives could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.

Results of Operations

The table below compares our segment and consolidated results for the first quarterly period of operations of 2017 to the first quarterly period of operations of 2016. It presents the results for each period, the change in those results from 2016 to 2017 in both dollars and as a percentage, as well as the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended April 2, 2017 Compared to Three Months Ended April 3, 2016

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	April 2,	April 3,	Favorable	Favorable	April 2,	April 3,
	2017	2016	(Unfavorable)	(Unfavorable)	2017	2016
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$12,760	$17,827	$(5,067)	(28.4)%	70.2%	66.2%
Sypris Electronics	5,425	9,111	(3,686)	(40.5)	29.8	33.8
Total	18,185	26,938	(8,753)	(32.5)	100.0	100.0

Cost of sales:
Sypris Technologies	13,547	18,483	4,936	26.7	106.2	103.7
Sypris Electronics	5,328	7,728	2,400	31.1	98.2	84.8
Total	18,875	26,211	7,336	28.0	103.8	97.3

Gross profit (loss):
Sypris Technologies	(787)	(656)	(131)	(20.2)	(6.2)	(3.7)
Sypris Electronics	97	1,383	(1,286)	(93.0)	1.8	15.2
Total	(690)	727	(1,417)	NM	(3.8)	2.7

Selling, general and administrative	3,423	6,503	3,080	47.4	18.8	24.1
Research and development	22	124	102	82.3	0.1	0.5
Severance, relocation and other costs	998	484	(514)	(106.2)	5.5	1.8
Operating loss	(5,133)	(6,384)	1,251	19.6	(28.2)	(23.7)

Interest expense, net	188	876	688	78.5	1.0	3.2
Other (income), net	(2,004)	(2,162)	(158)	(7.3)	(11.0)	(8.0)

Loss before taxes	(3,317)	(5,098)	1,781	34.9	(18.2)	(18.9)
Income tax (benefit) expense, net	(9)	1	10	NM	—	—

Net loss	$(3,308)	$(5,099)	$1,791	35.1	(18.2)%	(18.9)%

Net Revenue. Sypris Technologies primarily derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies decreased 28.4% or $5.1 million for the first quarter of 2017 compared to the first quarter of 2016. The nonrenewal of the Meritor supply agreement accounted for $5.6 million of the decline. This was partially offset by a $0.5 million increase resulting from higher demand from customers in the commercial vehicle industry.

Sypris Electronics derives its revenue primarily from circuit card and full box build manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics decreased 40.5% or $3.7 million for the first quarter of 2017 compared to the first quarter of 2016, primarily reflecting the sale of the CSS product lines in August 2016 (see Note 6 to the condensed consolidated financial statements in this Form 10-Q). Revenue from the remaining engineering manufacturing business increased $1.7 million in the first quarter of 2017 as compared to the prior year comparable quarter, reflecting the ramp-up of new electronic manufacturing programs.

Gross Profit. Sypris Technologies’ gross profit decreased slightly to a loss of $0.8 million in the first quarter of 2017 as compared to a loss of $0.7 million in the first quarter of 2016. The volume reduction from the Meritor business resulted in lower gross profit of $0.3 million. Additionally, gross profit was negatively impacted by $0.4 million in additional wage and fringe related costs. Partially offsetting this was an increase in gross profit of $0.4 million from productivity improvements, $0.1 million from higher volumes from customers in the commercial vehicle industry and $0.1 million from favorable foreign exchange changes.

Sypris Electronics’ gross profit decreased $1.3 million to $0.1 million in the first quarter of 2017 as compared to $1.4 million for the first quarter of 2016. The decrease in gross profit was primarily as a result of lower revenue as compared to the prior year comparable period combined with an unfavorable mix in sales of lower margin products. As noted above, lower revenue in the first quarter of 2017 compared to the first quarter of 2016 is primarily attributable to results of the CSS product lines being including in the 2016 results through the time of sale in August 2016.

Selling, General and Administrative. Selling, general and administrative expense decreased $3.1 million to $3.4 million in the first quarter of 2017 as compared to $6.5 million for the same period in 2016 primarily as a result of certain cost reduction activities initiated in 2016, including employee compensation and headcount reductions. Additionally, the prior year amounts included consulting fees related to our debt refinancing and cash management efforts and a $0.5 million accrual for a contingent liability related to the exit of our Tampa facility (See Note 14 to the condensed consolidated financial statements in this Form 10-Q).

Severance, Relocation and Other Costs. Severance, relocation and other costs were $1.0 million for the first quarter of 2017 as compared to $0.5 million for the first quarter of 2016. Severance costs in 2017 are comprised of accruals related to the anticipated headcount reductions associated with the closure of the Broadway Plant and equipment relocation costs incurred during the quarter (See Note 5 to the condensed consolidated financial statements in this Form 10-Q). Severance costs in the first quarter of 2016 were comprised exclusively of headcount reductions within Sypris Technologies as a result of lower volumes (See Note 4 to the condensed consolidated financial statements in this Form 10-Q).

Interest Expense. Interest expense for the first quarter of 2017 decreased $0.7 million to $0.2 million from $0.9 million for the first quarter of 2016. The weighted average interest rate decreased to 8.0% in the first quarter of 2017 as compared to 11.2% in the first quarter of 2016. Additionally, our weighted average debt outstanding decreased to $6.5 million for the first quarter of 2017 from $20.2 million during the first quarter of 2016. The Revolving Credit Facility and Term Loan were repaid during the third quarter of 2016, and the Company wrote off the remaining unamortized debt issuance and modification costs. As a result, the Company expects interest expense to decrease going forward as compared to the prior year.

Other (Income), Net. The Company recognized other income, net of $2.0 million for the first quarter of 2017 compared to $2.2 million for the first quarter of 2016. Other income, net for the first quarter of 2017 includes $2.4 million related to the gain recognized on the sale of idle assets within Sypris Technologies. The gain was partially offset by foreign currency related losses of $0.4 million recognized in the first quarter of 2017 related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

Other income, net for the first quarter of 2016 includes $2.4 million related to the gain recognized on the sale lease-back transaction of our Toluca, Mexico facility completed during the first quarter of 2016 (See Note 7 to the condensed consolidated financial statements in this Form 10-Q). The gain was partially offset by foreign currency related losses of $0.3 million recognized in the first quarter of 2016.

Liquidity and Capital Resources

As described in more detail elsewhere in this report, as a result of the loss of a significant customer in 2015, the Company experienced substantially reduced levels of revenue and cash flows beginning in 2015. Additionally, softness in the commercial vehicle market, which began in the fourth quarter of 2015, continued through 2016 and is expected to continue through 2017. In addition, our negotiations to renew the supply agreement with Meritor concluded with the nonrenewal of our obligation to manufacture certain domestic forged axle shafts for Meritor effective January 1, 2017. However, the Company will continue to supply significant volumes of component parts to Sistemas, and will continue to supply axle shafts to Meritor’s Brazilian subsidiary going forward. These developments also prompted us to re-examine our strategies, develop recovery plans and cut our costs significantly. Reductions in our available liquidity have also required closer monitoring of the timing of our capital expenditures and cash flows in order to manage our business operations.

In response to the events described above, we took significant actions during 2015 and 2016 to identify alternative uses for the related assets and other contingency plans, including the sale of certain assets used in the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment. In 2015, we received approximately $15.7 million in total consideration for the Morganton Sale and related transactions, all of which were applied to pay down a portion of our senior, secured debt consisting of a Term Loan and Revolving Credit Facility.

During the first quarter of 2016, the Company entered into the Toluca Sale-Leaseback transaction whereby we sold the entire facility and leased back the portion of the facility currently occupied by the Company in Toluca, Mexico, for our continued use as a manufacturing facility for ten years commencing upon the execution of the lease and terminating on March 9, 2026. The transaction generated gross proceeds of 215.0 million Mexican Pesos, or approximately $12.2 million dollars in U.S. dollars (see Note 7 to the condensed consolidated financial statements in this Form 10-Q).

On August 16, 2016, the Company completed the CSS Sale comprised principally of its SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines (see Note 6 to the condensed consolidated financial statements in this Form 10-Q). The assets were sold for $42.0 million in cash consideration, $1.5 million of which is to be held in escrow for up to 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company. A portion of the proceeds from the CSS Sale was used to pay off the Term Loan and pay down the outstanding balances under the Revolving Credit Facility.

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

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM’) in the form of secured promissory note obligations totaling $6,500,000 in principal as of April 2, 2017 and December 31, 2016. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year and the principal is due on January 30, 2019.

Purchase Commitments. We also had purchase commitments totaling approximately $11.8 million at April 2, 2017, primarily for inventory and manufacturing equipment.

Cash Balance. At April 2, 2017, we had approximately $16.7 million of cash and cash equivalents, of which $0.6 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

We have projected that our cash and cash equivalents will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including, but not limited to: (i) meaningful shortfalls in projected revenue, (ii) unexpected costs or expenses, and/or (iii) operating difficulties which cause unexpected delays in scheduled shipments, could require us to seek additional funding or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

Cash Flows

Operating Activities. Net cash used in operating activities was $0.8 million in the first quarter of 2017, as compared to $4.7 million used in the same period of 2016. The aggregate increase in accounts receivable in 2017 resulted in the usage of cash of $1.0 million. The increase in inventory in the first quarter of 2017 resulted in a usage of cash of $5.0 million. There was a corresponding increase in accounts payable during the quarter, which resulted in an increase in cash of $5.7 million. Additionally, there was an increase in accrued and other liabilities during the first quarter of 2017, resulting in an increase in cash of $3.1 million.

Investing Activities. Net cash provided by investing activities was $2.3 million for the first quarter of 2017 as compared to $5.0 million for the first quarter of 2016. Net cash provided by investing activities for the first quarter of 2017 includes proceeds for $2.5 million from the sale of idle assets by Sypris Technologies during the period.

As a result of the Toluca Sale-Leaseback transaction completed in the first quarter of 2016, the Company received net cash proceeds of $11.1 million. As required under the Term Loan Amendment, the Company deposited $6.0 million of the proceeds of the Toluca Sale-Leaseback into a collateral account to be held for as additional collateral for the Term Loan. This cash was subsequently released to the Company from the collateral account in 2016. Capital expenditures in both periods represented maintenance levels of investment.

Financing Activities. Net cash used in financing activities was negligible in the first quarter of 2017 as compared to cash provided of $0.6 million during the first quarter of 2016. Net cash provided by financing activities in the first quarter of 2016 included additional proceeds from the note from GFCM of $1.0 million and an increase in debt under the Revolving Credit Facility of $0.5 million. Partially offsetting this were principal payments on the Term Loan of $0.4 million and financing fees of $0.4 million paid in conjunction with the amendments of our Revolving Credit Facility and Term Loan during the first quarter of 2016.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes in our critical accounting policies during the three months ended April 2, 2017.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our failure to return to profitability on a timely basis, which would cause us to continue to use existing cash resources or other assets to fund operating losses; our failure to develop and implement specific plans (a) to offset the impact of reduced revenues as we migrate our focus from a small number of traditional Tier 1 customers in the commercial vehicle markets to a more diversified base of customers who are able to place higher strategic value on our innovation, flexibility and lean manufacturing capabilities and (b) to implement our cost-savings initiatives and to consolidate and streamline operations in accordance with the modified exit or disposal plan related to our Broadway Plant; dependence on, retention or recruitment of key employees; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; breakdowns, relocations or major repairs of machinery and equipment; cost and availability of raw materials such as steel, component parts, natural gas or utilities; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; our ability to successfully develop, launch or sustain new products and programs; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; potential impairments, non-recoverability or write-offs of assets or deferred costs; inventory valuation risks including excessive or obsolescent valuations; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; potential weaknesses in internal controls over financial reporting and enterprise risk management; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; disputes or litigation involving supplier, customer, employee, creditor, stockholder, product liability or environmental claims; supplier, customer, employee, creditor, stockholder, product liability or environmental claims; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; the costs of compliance with our auditing, regulatory or contractual obligations; our reliance on third party vendors and sub-suppliers; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; regulatory actions or sanctions; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; cyber security threats and disruptions; changes or delays in customer budgets, funding or programs; failure to adequately insure or to identify environmental or other insurable risks; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Part II.     Other Information

Item 1.     Legal Proceedings

On January 15, 2016, Sypris Electronics initiated a declaratory judgment action in the Circuit Court of Hillsborough County, Florida seeking to resolve certain claims made by Sweetwell Industrial Associates, LLP (“Sweetwell”), in a notice of alleged default under our lease in Tampa, Florida. On February 16, 2016, Sweetwell, the landlord under that lease, filed its answer and counterclaim and its third party complaint against the Company, as a guarantor under the lease. The landlord claimed that certain repairs must be made immediately and/or at the end of the lease term. On April 7, 2017, the Company entered a settlement agreement, whereby the Company paid $448,000 to resolve the disputes and the legal proceeding was dismissed.

Item 1A.     Risk Factors

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the shares of common stock that were repurchased by the Company – all from its current or former employees – during the first quarter ended April 2, 2017 (dollars in thousands except per share data):

					Total Number of	Maximum
			Total	Average	Shares Purchased	Dollar Value of Shares
			Number	Price	as a Part of	that May Yet Be
			of Shares	Paid per	Publicly Announced	Purchased Under the
Period			Purchased (a)	Share	Plans or Programs	Plans or Programs
1/1/2017	–	1/29/2017	2,612	$0.88	—	$—
1/30/2017	–	2/26/2017	—	$—	—	$—
2/27/2017	–	4/2/2017	74,175	$1.06	—	$—

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: May 16, 2017	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date: May 16, 2017	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)