Form 10-Q
period 2017-07-02
SYPRIS SOLUTIONS INC
filed 2017-08-15
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended July 2, 2017

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

As of August 10, 2017, the Registrant had 21,428,077 shares of common stock outstanding.

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net revenue	$21,249	$23,504	$39,434	$50,442
Cost of sales	19,659	22,755	38,534	48,966
Gross profit	1,590	749	900	1,476
Selling, general and administrative	3,591	5,268	7,014	11,771
Research and development	9	90	31	214
Severance, relocation and other costs	880	38	1,878	522
Operating loss	(2,890)	(4,647)	(8,023)	(11,031)
Interest expense, net	206	964	394	1,840
Other expense (income), net	27	(409)	(1,977)	(2,571)
Loss before taxes	(3,123)	(5,202)	(6,440)	(10,300)
Income tax expense (benefit)	24	1	15	2
Net loss	$(3,147)	$(5,203)	$(6,455)	$(10,302)
Loss per share:
Basic	$(0.15)	$(0.26)	$(0.32)	$(0.52)
Diluted	$(0.15)	$(0.26)	$(0.32)	$(0.52)

Weighted average shares outstanding:
Basic	20,350	19,749	20,261	19,725
Diluted	20,350	19,749	20,261	19,725
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net loss	$(3,147)	$(5,203)	$(6,455)	$(10,302)
Other comprehensive income (loss)
Foreign currency translation adjustments	304	(669)	1,180	(699)
Comprehensive loss	$(2,843)	(5,872)	$(5,275)	$(11,001)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	July 2,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,738	$15,270
Restricted cash	1,500	1,500
Accounts receivable, net	10,801	8,010
Inventory, net	23,895	14,558
Other current assets	1,886	2,730
Assets held for sale	1,040	832
Total current assets	49,860	42,900
Property, plant and equipment, net	17,635	17,943
Other assets	1,423	1,794
Total assets	$68,918	$62,637

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$15,491	$6,973
Accrued liabilities	12,962	10,541
Current portion of capital lease obligations	238	208
Total current liabilities	28,691	17,722

Long-term capital lease obligations	2,828	2,950
Note payable – related party	6,405	6,375
Other liabilities	9,885	9,492
Total liabilities	47,809	36,539

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,446,580 shares issued and 21,436,388 outstanding in 2017 and 21,330,882 shares issued and 21,329,690 outstanding in 2016	214	213
Additional paid-in capital	153,537	153,252
Retained deficit	(107,224)	(100,769)
Accumulated other comprehensive loss	(25,418)	(26,598)
Treasury stock, 10,192 and 1,192 shares in 2017 and 2016, respectively	0	0
Total stockholders’ equity	21,109	26,098
Total liabilities and stockholders’ equity	$68,918	$62,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

Sypris Solutions, Inc.

 Condensed Consolidated Cash Flow Statements

 (in thousands)

	Six Months Ended
	July 2,	July 3,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,455)	$(10,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,972	3,678
Stock-based compensation expense	395	703
Deferred loan costs recognized	30	435
Gain on the sale of assets	(2,537)	(2,391)
Provision for excess and obsolete inventory	109	86
Other noncash items	596	(505)
Changes in operating assets and liabilities:
Accounts receivable	(2,915)	151
Inventory	(9,451)	(494)
Other current assets	1,232	(215)
Accounts payable	8,518	(369)
Accrued and other liabilities	2,548	2,288
Net cash used in operating activities	(5,958)	(6,935)

Cash flows from investing activities:
Capital expenditures	(997)	(115)
Proceeds from sale of assets	2,623	11,086
Change in restricted cash	0	(6,000)
Net cash provided by investing activities	1,626	4,971

Cash flows from financing activities:
Capital lease payments	(92)	(51)
Principal payments on Term Loan	0	(857)
Proceeds from related party note payable	0	1,000
Net change in debt under revolving credit agreements	0	2,721
Debt issuance and modification costs	0	(379)
Indirect repurchase of shares of minimum statutory tax withholdings	(108)	0

Net cash (used in) provided by financing activities	(200)	2,434

Net (decrease) increase in cash and cash equivalents	(4,532)	470

Cash and cash equivalents at beginning of period	15,270	1,349

Cash and cash equivalents at end of period	$10,738	$1,819

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1)	Nature of Business

All references to “Sypris,” the “Company,” “we” or “our” include Sypris Solutions, Inc. and its wholly-owned subsidiaries. Sypris is a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. The Company produces a wide range of manufactured products, often under multi-year, sole-source contracts with corporations and government agencies. The Company offers such products through its two business segments, Sypris Technologies, Inc. (“Sypris Technologies”) and Sypris Electronics, LLC (“Sypris Electronics”) (See Note 14). Additionally, prior to August 16, 2016, Sypris Electronics also provided certain cybersecurity-related services and data storage products (the “CSS product lines”) (see Note 6).

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

These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended July 2, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2016 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to current period presentation.

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

In May 2017, the FASB issued ASU No. 2017-09, which is an update to Topic 718, Compensation - Stock Compensation. The update provides guidance on determining which changes to the terms and conditions of share-based payment awards, including stock options, require an entity to apply modification accounting under Topic 718. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.

(4)	Strategic Actions

The Company completed a number of strategic actions during 2015 and 2016 in response to the nonrenewal of supply agreements with certain Tier I automotive customers primarily due to global pricing constraints, the downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other market and economic factors impacting the Company. Strategic actions taken during 2015 and 2016 included: (i) initiation of the Company’s exit from the Broadway Plant (defined below) (see Note 5), (ii) the CSS Sale (defined below) (see Note 6), (iii) the Toluca Sale-Leaseback (defined below) (see Note 7), (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the relocation of its Sypris Electronics operation to a new facility (see discussion below), (vi) reductions in workforce at all locations, and (vii) other reductions in employment costs through reduced work schedules, senior management pay reductions and deferral of merit increases and certain benefit payments. Using a portion of the proceeds generated from the asset sales noted above, the Company paid off all of its most senior secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016. During this period, the Company also received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal, scheduled to mature in 2019.

During 2016, the Company also initiated the process of qualifying production for certain oil and gas industry components in Mexico that were previously produced solely in the U.S. Qualification of production for the first group of these components was completed for the Mexico facility during 2016.

During the fourth quarter of 2016, the Company completed the relocation of its operations for Sypris Electronics to a 50,000 square foot leased facility in Tampa, Florida. Sypris Electronics previously leased a facility also located in Tampa of approximately 300,000 square feet for its operations which also included its CSS product lines. All manufacturing operations for Sypris Electronics are now performed in the new facility, which has resulted in a significant reduction in rent and related operating expenses effective January 1, 2017 as compared to 2016.

The Company has embraced a repositioning away from certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with longer-term relationships, especially among the heavy truck, off-highway and automotive OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”), which expired on January 1, 2017, which was produced at the Company’s Louisville, Kentucky automotive and commercial vehicle manufacturing plant (the “Broadway Plant”). The Company similarly has experienced a reduction in certain portions of its business with Eaton Corporation (“Eaton”). As a result of these decisions, the Company anticipates a significant reduction in its commercial vehicle revenues in 2017 (See Note 5).

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

As a result of these initiatives, the Company recorded charges of $645,000, or $0.03 per share in 2016. For the three and six months ended July 2, 2017, the Company recorded charges of $880,000, or $0.04 per share, and $1,878,000 or $0.09 per share, respectively, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the Condensed Consolidated Statement of Operations. A summary of the pre-tax charges is as follows (in thousands):

		Recognized	Remaining
	Total	as of	Costs to be
	Program	July 2, 2017	Recognized
Severance and benefit-related costs	$1,432	$1,432	$0
Asset impairments	188	188	0
Equipment relocation costs	2,602	873	1,729
Other	680	30	650
	$4,902	$2,523	$2,379

Severance and benefit-related costs tied to workforce reductions were recorded in accordance with ASC 420, Exit or Disposal Cost Obligations (ASC 420) and ASC 712, Compensation – Nonretirement Postemployment Benefits. Under ASC 420, one-time termination benefits that are conditioned on employment through a certain transition period are recognized ratably between the date employees are communicated the details of the one-time termination benefit and their final date of service. Accordingly, the Company recorded severance and benefit-related costs of $427,000 in 2016 and $1,005,000 in the first six months of 2017. No additional severance and benefit-related costs are expected to be recorded.

The Company evaluates its long-lived assets for impairment when events or circumstances indicate that the carrying value may not be recoverable in accordance with ASC 360, Impairment and Disposal of Long-Lived Asset. The Company’s strategic decision to transition production from the Broadway Plant led to a $188,000 non-cash impairment charge in the fourth quarter of 2016. The charge was based on the excess of carrying value of certain assets not expected to be redeployed over their respective fair value. Fair values for these assets were determined based on discounted cash flow analyses.

A summary of costs and related reserves for the transition of production from the Broadway Plant at July 2, 2017 is as follows (in thousands):

	Accrued		Cash	Accrued
	Balance at		Payments	Balance at
	Dec. 31,	2017	or Asset	July 2,
	2016	Charge	Write-Offs	2017
Severance and benefit-related costs	$427	$1,005	$(712)	$720
Equipment relocation costs	0	873	(873)	0
	$427	$1,878	$(1,585)	$720

The Company expects to incur additional pre-tax costs of approximately $2,379,000 within Sypris Technologies, all of which are expected to be cash expenditures.

As noted above, management expects to use proceeds from the sale of underutilized or non-core assets to fund costs incurred on the transfer of equipment from the Broadway Plant and the transition of the related production. The following assets have been segregated and included in assets held for sale in the condensed consolidated balance sheets (in thousands):

	July 2,	December 31,
	2017	2016
	(Unaudited)
Machinery, equipment, furniture and fixtures	$7,671	$6,673
Accumulated depreciation	(6,631)	(5,841)
Property, plant and equipment, net	$1,040	$832

(6)	CSS Sale

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other assets of Sypris Electronics (the “CSS Sale”) comprised principally of the CSS product lines. The assets were sold for $42,000,000 in cash consideration, $1,500,000 of which is held in escrow for up to 12 months from the sale date in connection with certain customary representations, warranties, covenants and indemnifications of the Company. The total net book value of the related business assets included in the sale was $8,137,000, and consisted of $6,613,000 in inventories, $1,050,000 in fixed assets, $624,000 in other current assets and $150,000 in accrued liabilities. The Company incurred transaction related expenses of $2,674,000, and the Company recognized a net gain of $31,189,000 on the sale, which was reported in other income, net in the consolidated statement of operations for the year ended December 31, 2016.

A portion of the proceeds from the CSS Sale was used to pay off the Company’s most senior, secured debt consisting of a “Term Loan” and a “Revolving Credit Facility.” The retained portion of the Sypris Electronics segment will continue to provide circuit card and full “box build” electronic manufacturing to customers in the aerospace, defense, medical and severe environment markets, among others.

Revenue from the CSS product lines for the six months ended July 3, 2016 was $9,310,000. While the Company is able to distinguish revenue and contribution margin information related to the CSS product lines, the Company is not able to present meaningful information about the results of operations and cash flows of the CSS product lines. Therefore, the sale was not classified as a discontinued operation.

(7)	Toluca Sale-Leaseback

On March 9, 2016, Sypris Technologies Mexico, S. de R.L. de C.V. (the “Seller”), a subsidiary of the Company, concluded its sale of the 24-acre Toluca property pursuant to an agreement with Promotora y Desarrolladora Pulso Inmobiliario, S.C. (together with its affiliates and assignees, the “Buyer”) for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. currency. Simultaneously, the Seller and the Buyer entered into a long-term lease of the 9 acres and the buildings needed for the Seller’s ongoing business in Toluca (collectively, the “Toluca Sale-Leaseback”). The Company incurred transaction related expenses of $1,116,000.

As a result of the Toluca Sale-Leaseback, the Company initially recorded a capital lease of $3,315,000, which is included in property plant and equipment. The Company recorded an initial gain on the sale of $2,370,000 during the six months ended July 3, 2016, which is included in other income, net in the condensed consolidated statement of operations, and has a deferred gain of $4,734,000 as of July 2, 2017, which will be recognized over the remainder of the ten year lease term. The Company’s base rent, which is denominated in U.S. currency, is $936,000 annually, adjusted based on annual changes in the U.S. CPI with certain cap conditions.

(8)	Other Expense (Income), Net

During the six months ended July 2, 2017, the Company recognized net gains of $2,537,000 related to the sale of idle assets. Additionally, the Company recognized foreign currency related translation losses of $604,000 related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

For the six months ended July 3, 2016, the Company recognized a net gain of $2,370,000 related to the Toluca Sale-Leaseback (see Note 7) and foreign currency related translation gains of $146,000.

(9)	Stock-Based Compensation

During the six months ended July 2, 2017, the Company granted 199,000 restricted stock awards under a long-term incentive program. These awards vest on the third anniversary of the grant date. The Company also granted 272,500 options during the six months ended July 2, 2017 with a five-year life and cliff vesting at three years of service. The grants did not have a significant impact on the Company’s condensed consolidated financial statements during the three and six months ended July 2, 2017.

(10)	Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended July 2, 2017 and July 3, 2016, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Loss attributable to stockholders:
Net loss as reported	$(3,147)	$(5,203)	$(6,455)	$(10,302)
Less distributed and undistributed earnings allocable to restricted award holders	0	0	0	0
Less dividends declared attributable to restricted award holders	0	0	0	0
Net loss allocable to common stockholders	$(3,147)	$(5,203)	$(6,455)	$(10,302)

Loss per common share attributable to stockholders:
Basic	$(0.15)	$(0.26)	$(0.32)	$(0.52)
Diluted	$(0.15)	$(0.26)	$(0.32)	$(0.52)

Weighted average shares outstanding – basic	20,350	19,749	20,261	19,725
Weighted average additional shares assuming conversion of potential common shares	0	0	0	0
Weighted average shares outstanding – diluted	20,350	19,749	20,261	19,725

(11)	Inventory

Inventory consists of the following (in thousands):

	July 2,	December 31,
	2017	2016
	(Unaudited)
Raw materials	$14,497	$8,187
Work in process	8,534	6,211
Finished goods	2,681	2,020
Reserve for excess and obsolete inventory	(1,817)	(1,860)
Total	$23,895	$14,558

(12)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	July 2,	December 31,
	2017	2016
	(Unaudited)
Land and land improvements	$219	$219
Buildings and building improvements	10,929	10,056
Machinery, equipment, furniture and fixtures	75,751	76,495
Construction in progress	1,443	646
	88,342	87,416
Accumulated depreciation	(70,707)	(69,473)
	$17,635	$17,943

(13)	Debt

Debt outstanding consists of the following (in thousands):

	July 2,	December 31,
	2017	2016
	(Unaudited)
Current:
Current portion of capital lease obligation	$238	$208
Long Term:
Note payable – related party	$6,500	$6,500
Capital lease obligation	2,828	2,950
Less unamortized debt issuance and modification costs	(95)	(125)
Long term debt net of unamortized debt costs	$9,233	$9,325

Note Payable – Related Party

The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6,500,000 in principal as of July 2, 2017 and December 31, 2016. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year, payable quarterly, and the principal is due on January 30, 2019.

Obligations under the promissory note are guaranteed by all of the U.S. subsidiaries and are secured by a first priority lien on certain domestic assets of the Company.

Capital Lease Obligation

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca (see Note 7). As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $3,066,000 for the building as of July 2, 2017.

(14)	Segment Data

The Company is organized into two business segments, Sypris Technologies and Sypris Electronics. The segments are each managed separately because of the distinctions between the products, markets, customers, technologies and workforce skills of the segments. Sypris Technologies manufactures forged and finished steel components and subassemblies and also manufactures high-pressure closures and other fabricated products. Sypris Electronics is focused on circuit card and full “box build” manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work. Additionally, prior to August 16, 2016, Sypris Electronics provided the CSS product lines (see Note 6). There was no intersegment net revenue recognized in any of the periods presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$14,059	$14,769	$26,819	$32,596
Sypris Electronics	7,190	8,735	12,615	17,846
	$21,249	$23,504	$39,434	$50,442

Gross profit (loss):
Sypris Technologies	$290	$(260)	$(497)	$(916)
Sypris Electronics	1,300	1,009	1,397	2,392
	$1,590	$749	$900	$1,476
Operating (loss) income:
Sypris Technologies	$(2,112)	$(2,050)	$(5,408)	$(5,024)
Sypris Electronics	609	(909)	178	(1,969)
General, corporate and other	(1,387)	(1,688)	(2,793)	(4,038)
	$(2,890)	$(4,647)	$(8,023)	$(11,031)
Loss (income) before taxes:
Sypris Technologies	$(2,227)	$(1,715)	$(3,585)	$(2,554)
Sypris Electronics	612	(909)	181	(1,969)
General, corporate and other	(1,508)	(2,578)	(3,036)	(5,777)
	$(3,123)	$(5,202)	$(6,440)	$(10,300)

	July 2,	December 31,
	2017	2016
	(Unaudited)
Total assets:
Sypris Technologies	$37,961	$32,110
Sypris Electronics	18,559	12,881
General, corporate and other	12,398	17,646
	$68,918	$62,637
Total liabilities:
Sypris Technologies	$29,512	$24,466
Sypris Electronics	10,191	3,542
General, corporate and other	8,106	8,531
	$47,809	$36,539

(15)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets as of July 2, 2017 and December 31, 2016 was $581,000 and $856,000, respectively. The Company’s warranty expense for the three and six months ended July 2, 2017 and July 3, 2016 was not material.

Additionally, prior to the sale of the CSS product lines (see Note 6) the Company sold three- and five-year extended warranties for certain link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of July 2, 2017 and December 31, 2016, the Company had deferred $46,000 and $162,000, respectively, related to extended warranties.

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

On May 3, 2016, the Company entered into a lease for a manufacturing facility, effective December 31, 2016. The Company, Sypris Electronics and the landlord of the previous Tampa facility were involved in litigation over certain terms of the previous lease (see Part II, Item 1, “Legal Proceedings”). As such, the Company accrued an estimated $500,000 during the six months ended July 3, 2016, related to its estimated obligation under the lease and repairs required to be made to the facility. During the first six months of 2017, the Company had spent $52,000 in repairs to the facility as part of the dispute. On April 7, 2017, the Company entered a settlement agreement, whereby the Company’s net cash outlay was $448,000 to resolve the disputes and the legal proceeding was dismissed.

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications either from companies previously owning these facilities or from purchasers of those facilities. As of July 2, 2017 and December 31, 2016, no amounts were accrued for any environmental matters.

On December 16, 2016, the Company received a letter (the “Letter”) from the U.S. Department of Labor (the “DOL”) containing proposed findings related to the DOL’s recent audit of the Company’s 401(k) Plans for the five year period from 2011 through 2015 (collectively, the “Plan”).  Among other things, the Letter alleges several potential violations of the Plan documents and ERISA provisions and requests that the Company take appropriate corrective actions and notify the DOL of its responses.  On March 3, 2017, the Company formally disagreed with all of the DOL’s findings, but has offered a resolution that involves de minimis amounts of additional contributions into the Plan.  The Company regards the DOL’s remaining allegations to be without merit and plans to vigorously defend any potential enforcement action in the future.

As of July 2, 2017, the Company had outstanding purchase commitments of approximately $9,601,000, primarily for the acquisition of inventory and manufacturing equipment.

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

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with ASC 740, Income Taxes (ASC 740). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on its current forecast, the Company has established a valuation allowance against the domestic and foreign net deferred tax asset. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and non-U.S. tax benefits.

As of July 2, 2017 and December 31, 2016, the Company has no undistributed earnings of foreign subsidiaries that are classified as permanently reinvested. The Company did not repatriate any funds to the U.S. during 2016 and expects the repatriation of any available non-U.S. cash holdings during 2017 will be limited to the amount of undistributed earnings as of December 31, 2016. The loss recognized by the Company’s Mexican operations during 2016 and the first six months of 2017 reduced the undistributed earnings of that entity and the Company has therefore recognized a deferred income tax benefit equal to the reduction in the U.S deferred tax liability and a corresponding increase in the deferred tax asset valuation allowance. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate.

(17)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Service cost	$1	$0	$3	$3
Interest cost on projected benefit obligation	371	411	759	837
Net amortizations, deferrals and other costs	163	158	346	332
Expected return on plan assets	(491)	(489)	(906)	(985)
Net periodic benefit cost	$44	$80	$202	$187

(18)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	July 2,	December 31,
	2017	2016
	(Unaudited)

Foreign currency translation adjustments	$(10,154)	$(11,334)
Employee benefit related adjustments – U.S.	(15,445)	(15,445)
Employee benefit related adjustments – Mexico	181	181

Accumulated other comprehensive loss	$(25,418)	$(26,598)

(19)	Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the condensed consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at July 2, 2017 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. We offer a wide range of manufactured products, often under multi-year sole-source contracts with corporations and government agencies.

We are organized into two business segments, Sypris Technologies and Sypris Electronics. Sypris Technologies, which is comprised of Sypris Technologies, Inc. and its subsidiaries, generates revenue primarily from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Sypris Electronics, which is primarily comprised of Sypris Electronics, LLC, generates revenue primarily through circuit card and full box build manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work. Additionally, prior to August 16, 2016, Sypris Electronics provided the CSS product lines (see Note 6 to the condensed consolidated financial statements in this Form 10-Q).

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

Sypris Technologies Outlook

In North America, production levels for light, medium and heavy duty trucks steadily increased from a low in the depressed economic environment of 2008 and 2009 through 2015. However, demand in the U.S. commercial vehicle industry softened beginning in the fourth quarter of 2015 along with other durable and non-durable goods sectors in the North American economy. The continued strength of the U.S. dollar, the tightening of margins in certain sectors of the commercial vehicle markets and the generally softening markets led the Company to reevaluate the strategic importance of each of its customers to the Company’s long-term success. In connection with this reevaluation process, the Company and Meritor determined not to renew their supply agreement for certain of Meritor’s domestic, forged axle shafts beginning in 2017. However, the Company will continue to supply significant volumes of component parts to Sistemas Automotrices de Mexico, S.A de C.V. (“Sistemas”), Meritor’s joint venture in Mexico, and will continue to supply axle shafts to Meritor’s Brazilian subsidiary going forward. The Company anticipates a similar reduction in its business with Eaton Corporation (“Eaton”). For the year ended December 31, 2016, these portions of the Meritor and Eaton businesses represented approximately 18% and 4% of our consolidated net revenue, respectively.

The oil and gas markets, served by our Tube Turns® brand of engineered product lines, were also impacted during 2015 and 2016, as some of our customers’ revenues and capital expenditures declined following the decline in oil prices that began in 2014 and subsequent price volatility for oil and natural gas. However, oil prices seem to be stabilizing and the oil and gas outlook appears to be improving as domestic pipeline projects continue to be active with U.S. domestic gas and oil production increasing in 2017.

We are pursuing new business in the automotive, light truck, heavy truck, all terrain and off highway markets to achieve a more balanced portfolio across our customers, markets and products. We have recently announced new program awards in each of these markets that are expected to contribute to revenue growth for Sypris Technologies in 2018 and 2019. In certain instances, these awards remain subject to final contract negotiations, however we believe these opportunities provide a solid multi-year foundation for growth and that additional prospective business is available to further increase revenue in 2018 and 2019.

Sypris Electronics Outlook

We have faced challenges within Sypris Electronics, such as the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally over the last several years, the emergence of new competitors to our product and service offerings, as well as federal government spending uncertainties in the U.S. and the allocation of funds by the U.S. Department of Defense. However, revenues for the electronic manufacturing business increased in 2016 and the first half of 2017, as we have begun to generate revenue from the ramp-up of new electronic manufacturing programs.

We have recently announced new program awards for Sypris Electronics that are expected to contribute to revenue growth in the second half of 2017, with certain programs continuing into 2018 and 2019. In addition to program awards related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded programs related to the communication, navigation and medical device markets which align with our unique capabilities for delivering products for complex, high cost of failure platforms. We expect to compete favorably for follow-on business opportunities on future builds of these programs, as our competitiveness is enhanced by an anticipated reduction in our overhead structure following our relocation into a new manufacturing facility as of the beginning of 2017.

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

In connection with the CSS Sale, management prepared a business plan for the electronic manufacturing business retained by Sypris Electronics. This plan included a continuing effort to grow and diversify its electronic manufacturing business and the identification of opportunities for cost reductions and cash flow enhancements for the retained portion of the business. These efforts have contributed to Sypris Electronics’ positive operating income results for the three and six month periods ending July 2, 2017.

Strategic Actions

The Company completed a number of strategic actions during 2015 and 2016 in response to the nonrenewal of its supply agreement with certain Tier I automotive customers primarily due to global pricing constraints, the downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other market and economic factors impacting the Company during last two years. Actions taken during 2015 and 2016 include: (i) the initiation of the exit of the Broadway Plant (see discussion below), (ii) the CSS sale, (iii) the Toluca Sale-Leaseback, (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the relocation of its Sypris Electronics operation to a new facility (see discussion below), (vi) reductions in workforce at all locations, and (vii) other reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments (see Notes 4, 5, 6 and 7 to the condensed consolidated financial statements in this Form 10-Q). Using a portion of the proceeds generated from asset sales noted above, the Company paid off all of its most senior, secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016. During this period, the Company also received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6.5 million in principal, scheduled to mature in 2019.

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

The Company has embraced a repositioning away from certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with longer-term relationships, especially among the heavy truck, off-highway and automotive OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”) that expired on January 1, 2017 which was produced at the Company’s Broadway Plant, and the Company anticipates a similar reduction in certain portions of its business with Eaton. As a result of these decisions, the Company anticipates a significant reduction in its commercial vehicle revenues in 2017 (See Note 4 to the condensed consolidated financial statements in this Form 10-Q).

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

Results of Operations

The tables below compare our segment and consolidated results for the three and six month periods of operations of 2017 to the three and six month periods of operations of 2016. The tables present the results for each period, the change in those results from 2016 to 2017 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended July 2, 2017 Compared to Three Months Ended July 3, 2016

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	July 2,	July 3,	Favorable	Favorable	July 2,	July 3,
	2017	2016	(Unfavorable)	(Unfavorable)	2017	2016
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$14,059	$14,769	$(710)	(4.8)%	66.2%	62.8%
Sypris Electronics	7,190	8,735	(1,545)	(17.7)	33.8	37.2
Total	21,249	23,504	(2,255)	(9.6)	100.0	100.0

Cost of sales:
Sypris Technologies	13,769	15,029	1,260	8.4	97.9	101.8
Sypris Electronics	5,890	7,726	1,836	23.8	81.9	88.4
Total	19,659	22,755	3,096	13.6	92.5	96.8

Gross profit (loss):
Sypris Technologies	290	(260)	550	NM	2.1	(1.8)
Sypris Electronics	1,300	1,009	291	28.8	18.1	11.6
Total	1,590	749	841	112.3	7.5	3.2

Selling, general and administrative	3,591	5,268	1,677	31.8	16.9	22.4
Research and development	9	90	81	90.0	0.1	0.4
Severance, relocation and other costs	880	38	(842)	NM	4.1	0.1
Operating loss	(2,890)	(4,647)	1,757	37.8	(13.6)	(19.7)

Interest expense, net	206	964	758	78.6	1.0	4.1
Other expense (income), net	27	(409)	(436)	NM	0.1	(1.7)

Loss before taxes	(3,123)	(5,202)	2,079	40.0	(14.7)	(22.1)
Income tax expense, net	24	1	(23)	NM	0.1	—

Net loss	$(3,147)	$(5,203)	$2,056	39.5	(14.8)%	(22.1)%

Six Months Ended July 2, 2017 Compared to Six Months Ended July 3, 2016.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Six
	Six Months Ended,		Change	Change	Months Ended
	July 2,	July 3,	Favorable	Favorable	July 2,	July 3,
	2017	2016	(Unfavorable)	(Unfavorable)	2017	2016
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$26,819	$32,596	$(5,777)	(17.7)%	68.0%	64.6%
Sypris Electronics	12,615	17,846	(5,231)	(29.3)	32.0	35.4
Total	39,434	50,442	(11,008)	(21.8)	100.0	100.0

Cost of sales:
Sypris Technologies	27,316	33,512	6,196	18.5	101.9	102.8
Sypris Electronics	11,218	15,454	4,236	27.4	88.9	86.6
Total	38,534	48,966	10,432	21.3	97.7	97.1

Gross profit (loss):
Sypris Technologies	(497)	(916)	419	45.7	(1.9)	(2.8)
Sypris Electronics	1,397	2,392	(995)	(41.6)	11.1	13.4
Total	900	1,476	(576)	(39.0)	2.3	2.9

Selling, general and administrative	7,014	11,771	4,757	40.4	17.8	23.3
Research and development	31	214	183	85.5	0.1	0.4
Severance, relocation and other costs	1,878	522	(1,356)	(259.8)	4.8	1.0
Operating loss	(8,023)	(11,031)	3,008	27.3	(20.4)	(21.8)

Interest expense, net	394	1,840	1,446	78.6	1.0	3.7
Other (income), net	(1,977)	(2,571)	(594)	(23.1)	(5.0)	(5.1)

Loss before taxes	(6,440)	(10,300)	3,860	37.5	(16.4)	(20.4)
Income tax expense, net	15	2	(13)	(650.0)	—	—

Net loss	$(6,455)	$(10,302)	$3,847	37.3	(16.4)%	(20.4)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three and six month periods ended July 2, 2017 decreased $0.7 million and $5.8 million from the prior year comparable periods, respectively. The nonrenewal of the Meritor supply agreement accounted for $3.1 million and $8.7 million of the decline for the three and six months ended July 2, 2017, respectively. This was partially offset by an increase in demand from customers in the oil and gas industries of $2.0 million for both the three and six months ended July 2, 2017 and higher demand from customers in the commercial vehicle industry.

Sypris Electronics derives its revenue primarily from circuit card and full box build manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics decreased $1.5 million and $5.2 million for the three and six months ended July 2, 2017, from the prior year comparable periods, respectively. The decreases primarily reflect the sale of the CSS product lines in August 2016 (see Note 6 to the condensed consolidated financial statements in this Form 10-Q). Revenue from the remaining engineering manufacturing business increased $2.4 million and $4.1 million for the three and six months ended July 2, 2017 from the prior year comparable periods, respectively, reflecting the ramp-up of new electronic manufacturing programs.

Gross Profit. Sypris Technologies’ gross profit increased $0.6 million to $0.3 million for the three months ended July 2, 2017, and increased $0.4 million to a loss of $0.5 million for the six months ended July 2, 2017. Increased volumes, primarily within the oil and gas markets, contributed to an increase in gross profit of $1.1 million and $1.2 million for the three and six months ended July 2, 2017. This was partially offset by the volume reduction from the Meritor business beginning in 2017. Additionally, gross profit for the three and six months ended July 2, 2017 was impacted by additional labor costs associated with the transition of operations from the Broadway plant to other facilities, equipment repairs and major maintenance expenses incurred during the period. Gross margin improved from negative 6.2% in the first quarter of 2017 to 2.1% in the second quarter, primarily reflecting the increased revenue mix for oil and gas product shipments during the second quarter. The impact of cost reduction actions following the transition of operations from the Broadway plant are expected to contribute to increased gross margin in the second half of 2017.

Sypris Electronics’ gross profit increased $0.3 million to $1.3 million for the three months ended July 2, 2017 and decreased $1.0 million to $1.4 million for the six months ended July 2, 2017. The three and six-month periods of 2016 include the results of the CSS product lines, which were sold in August 2016 impacting the revenue mix and gross profit comparison for the year-over-year periods. On a sequential quarter basis in 2017, gross profit for Sypris Electronics increased from $0.1 million in the first quarter to $1.3 million in the third quarter, reflecting an increase in gross profit as a percent of revenue from 1.8% to 18.1%, primarily due to shipments on a higher margin program that began ramping in the second quarter. Shipments on this program are expected to continue through 2017 and contribute to an expected improvement in gross margin for the second first half of the year as compared to the first half.

Selling, General and Administrative. Selling, general and administrative expense decreased by $1.7 million and $4.8 million for the three and six month periods ended July 2, 2017, respectively, as compared to the same periods in 2016, as a result of certain cost reduction activities initiated in 2016, including employee compensation and headcount reductions and the sale of the CSS business. Additionally, the prior year amounts included consulting fees related to our debt refinancing and cash management efforts and a $0.5 million accrual for a contingent liability related to our Tampa facility recorded during the first quarter of 2016 (see Note 15 to the condensed consolidated financial statements in this Form 10-Q).

Severance, Relocation and Other Costs. Severance, relocation and other costs were $0.9 million and $1.9 million for the three and six months ended July 2, 2017, respectively, as compared to $0.5 million for the first six months of 2016. Severance costs in 2017 are comprised of charges related to the incurred and anticipated headcount reductions associated with the closure of the Broadway Plant and equipment relocation costs incurred during the period (see Note 5 to the condensed consolidated financial statements in this Form 10-Q). Severance costs in the first six months of 2016 were comprised exclusively of headcount reductions within Sypris Technologies as a result of lower volumes (see Note 4 to the condensed consolidated financial statements in this Form 10-Q).

Interest Expense. Interest expense for the three and six months ended July 2, 2017 decreased $0.8 million and $1.4 million, respectively. Our weighted average debt outstanding was $6.5 million for the three and six month periods of 2017, as compared to $22.1 million and $21.1 million during the three and six month periods of 2016, respectively. The Revolving Credit Facility and Term Loan were repaid during the third quarter of 2016, and the Company wrote off the remaining unamortized debt issuance and modification costs.

Other Expense (Income), Net. The Company recognized other income, net of $2.0 million for the six months ended July 2, 2017 compared to $2.6 million for the six months ended July 3, 2016. Other income, net for the six months ended July 2, 2017 includes $2.5 million related to the gain recognized on the sale of idle assets within Sypris Technologies. The gain was partially offset by foreign currency related translation losses of $0.6 million recognized in the first six months of 2017 related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

Other income, net for the first six months of 2016 includes $2.4 million related to the gain recognized on the Toluca Sale-Leaseback completed during the first quarter of 2016 (see Note 6 “Toluca Sale-Leaseback” to the condensed consolidated financial statements in this Form 10-Q) and foreign currency related translation gains of $0.1 million.

Liquidity, Capital Resources

As a result of Sypris Technologies’ nonrenewal of certain supply agreements, the Company experienced substantially reduced levels of revenue and cash flows beginning in 2015. Additionally, softness in the commercial vehicle market, which began in the fourth quarter of 2015, continued through 2016. These developments also prompted us to re-examine our strategies, develop recovery plans and cut our costs significantly. Reductions in our available liquidity have also required closer monitoring of the timing of our capital expenditures and cash flows in order to manage our business operations.

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

On August 16, 2016, the Company completed the CSS Sale comprised principally of its CSS product lines (see Note 6 to the condensed consolidated financial statements in this Form 10-Q). The assets were sold for $42.0 million in cash consideration, $1.5 million of which is to be held in escrow for up to 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company. A portion of the proceeds from the CSS Sale was used to pay off the Term Loan and pay down the outstanding balances under the Revolving Credit Facility.

Revolving Credit Facility and Term Loan. On October 30, 2015, the Company entered into Loan Agreements providing for a $12.0 million Term Loan and a $15.0 million Revolving Credit Facility. On August 16, 2016, approximately $15.5 million of the proceeds from the CSS Sale were used to pay off the Term Loan and pay down the Revolving Credit Facility. On September 2, 2016, the Company terminated and paid all remaining obligations due under the Revolving Credit Facility. The Company currently has no revolving loan facility in place.

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM’) in the form of secured promissory note obligations totaling $6,500,000 in principal as of July 2, 2017 and December 31, 2016. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year and the principal is due on January 30, 2019.

Purchase Commitments. We also had purchase commitments totaling approximately $9.6 million at July 2, 2017, primarily for inventory and manufacturing equipment.

Cash Balance. At July 2, 2017, we had approximately $10.7 million of cash and cash equivalents, of which $1.0 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

We have projected that our cash and cash equivalents will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including, but not limited to: (i) meaningful shortfalls in projected revenue or sales proceeds from underutilized or non-core equipment, (ii) unexpected costs or expenses, and/or (iii) operating difficulties which cause unexpected delays in scheduled shipments, could require us to seek additional funding or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

Cash Flows

Operating Activities. Net cash used by operating activities was $6.0 million in the first six months of 2017 as compared to $6.9 million in the same period of 2016. Cash of $2.9 million was used to finance increased accounts receivables in the first six months of 2017 as a result of the timing of revenue being weighted toward the last month of the period. The investment in inventory in the first six months of 2017 resulted in a usage of cash of $9.5 million. There was a corresponding increase in accounts payable during the first six months of 2017, which resulted in a source of cash of $8.5 million. Additionally, accrued and other liabilities increased during the first six months of 2017 primarily as a result of prepayments from customers within Sypris Electronics, resulting in a source of cash of $2.5 million.

Investing Activities. Net cash provided by investing activities was $1.6 million for the first six months of 2017 as compared to $5.0 million for the first six months of 2016. Net cash provided by investing activities for the first six months of 2017 includes proceeds of $2.6 million from the sale of idle assets by Sypris Technologies during the period.

As a result of the Toluca Sale-Leaseback transaction completed in the first quarter of 2016, the Company received net cash proceeds of $11.1 million. As required under the Term Loan Amendment, the Company deposited $6.0 million of the proceeds of the Toluca Sale-Leaseback into a Cash Collateral Account, to be held for up to one year as additional collateral for the Term Loan. However, this cash was subsequently released to the Company from the collateral account in 2016 in connection with the CSS Sale. Capital expenditures in both periods represented maintenance levels of investment.

Financing Activities. Net cash used in financing activities was $0.2 million for the first six months of 2017 as compared to net cash provided of $2.4 million for the first six months of 2016. Net cash used in financing activities in the first six months of 2017 included payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation and capital lease payments of $0.1 million.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes in our critical accounting policies during the six months ended July 2, 2017.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our failure to return to profitability on a timely basis, which would cause us to continue to use existing cash resources or other assets to fund operating losses; our failure to successfully complete final contract negotiations with regard to our announced contract “awards”; our failure to develop and implement specific plans (a) to offset the impact of reduced revenues as we migrate our focus from a small number of traditional tier 1 customers in the commercial vehicle markets to a more diversified base of customers who are able to place higher strategic value on our innovation, flexibility and lean manufacturing capabilities, (b) to implement our cost-savings initiatives and to consolidate and streamline operations in accordance with the modified exit or disposal plan related to our Broadway Plant and our other plans; breakdowns, relocations or major repairs of machinery and equipment; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers; potential impairments, non-recoverability or write-offs of assets or deferred costs; inventory valuation risks including excessive or obsolescent valuations; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; dependence on, retention or recruitment of key employees especially in the Broadway Plant; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost and availability of raw materials such as steel, component parts, natural gas or utilities; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; our ability to successfully develop, launch or sustain new products and programs; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; potential weaknesses in internal controls over financial reporting and enterprise risk management; disputes or litigation involving supplier, customer, employee, creditor, stockholder, product liability or environmental claims; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; the costs of compliance with our auditing, regulatory or contractual obligations; our reliance on third party vendors and sub-suppliers; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; regulatory actions or sanctions; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; cyber security threats and disruptions; changes or delays in customer budgets, funding or programs; failure to adequately insure or to identify environmental or other insurable risks; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

The following table summarizes the shares of common stock that were repurchased by the Company – all from its current or former employees – during the second quarter ended July 2, 2017 (dollars in thousands except per share data):

			Total Number of	Maximum
	Total	Average	Shares Purchased	Dollar Value of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased (a)	Share	Plans or Programs	Plans or Programs
4/3/2017 – 4/30/2017	19,703	$1.03	—	$—
5/1/2017– 5/28/2017	4,812	$1.47	—	$—
5/29/2017 – 7/2/2017	—	$—	—	$—

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 15, 2017	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	August 15, 2017	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)