Form 10-Q
period 2017-10-01
SYPRIS SOLUTIONS INC
filed 2017-11-14
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended October 1, 2017

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

As of November 3, 2017, the Registrant had 21,422,077 shares of common stock outstanding.

Part I.     Financial Informatio

Item 1.     Financial Statements

Sypris Solutions, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net revenue	$21,371	$21,384	$60,805	$71,826
Cost of sales	20,717	21,943	59,251	70,909
Gross profit (loss)	654	(559)	1,554	917
Selling, general and administrative	3,147	5,370	10,161	17,141
Research and development	5	104	36	318
Severance, relocation and other costs	357	0	2,235	522
Operating loss	(2,855)	(6,033)	(10,878)	(17,064)
Interest expense, net	208	2,828	602	4,668
Loss on extinguishment of debt	0	1,521	0	1,521
Other expense (income), net	15	(31,595)	(1,962)	(34,166)
(Loss) income before taxes	(3,078)	21,213	(9,518)	10,913
Income tax expense	55	220	70	222
Net (loss) income	$(3,133)	$20,993	$(9,588)	$10,691
(Loss) income per share:
Basic	$(0.15)	$1.02	$(0.47)	$0.52
Diluted	$(0.15)	$1.02	$(0.47)	$0.52

Weighted average shares outstanding:
Basic	20,397	19,834	20,305	19,761
Diluted	20,397	19,834	20,305	19,761
Dividends declared per common share	0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

Sypris Solutions, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net (loss) income	$(3,133)	$20,993	$(9,588)	$10,691
Other comprehensive (loss) income
Foreign currency translation adjustments	(47)	(444)	1,133	(1,143)
Comprehensive (loss) income	$(3,180)	20,549	$(8,455)	$9,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

Sypris Solutions, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	October 1,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,245	$15,270
Restricted cash	0	1,500
Accounts receivable, net	10,451	8,010
Inventory, net	22,121	14,558
Other current assets	2,460	2,730
Assets held for sale	884	832
Total current assets	45,161	42,900
Property, plant and equipment, net	17,027	17,943
Other assets	1,422	1,794
Total assets	$63,610	$62,637
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,595	$6,973
Accrued liabilities	13,699	10,541
Current portion of capital lease obligations	244	208
Total current liabilities	26,538	17,722
Long-term capital lease obligations	2,764	2,950
Note payable – related party	6,420	6,375
Other liabilities	9,805	9,492
Total liabilities	45,527	36,539
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,438,269 shares issued and 21,422,077 outstanding in 2017 and 21,330,882 shares issued and 21,329,690 outstanding in 2016	214	213
Additional paid-in capital	153,691	153,252
Retained deficit	(110,357)	(100,769)
Accumulated other comprehensive loss	(25,465)	(26,598)
Treasury stock, 16,192 and 1,192 shares in 2017 and 2016, respectively	0	0
Total stockholders’ equity	18,083	26,098
Total liabilities and stockholders’ equity	$63,610	$62,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

Sypris Solutions, Inc.

Condensed Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended
	October 1,	October 2,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(9,588)	$10,691
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,929	5,086
Stock-based compensation expense	563	1,027
Deferred loan costs recognized	45	1,810
Loss on extinguishment of debt	0	1,521
Gain on the sale of assets	(2,664)	(33,630)
Provision for excess and obsolete inventory	145	132
Other noncash items	622	(178)
Changes in operating assets and liabilities:
Accounts receivable	(2,552)	3,635
Inventory	(7,713)	(1,637)
Other current assets	658	(554)
Accounts payable	5,617	(1,833)
Accrued and other liabilities	3,392	1,069
Net cash used in operating activities	(8,546)	(12,861)
Cash flows from investing activities:
Capital expenditures	(1,457)	(1,404)
Proceeds from sale of assets	2,750	50,414
Change in restricted cash	1,500	(1,500)
Net cash provided by investing activities	2,793	47,510
Cash flows from financing activities:
Repayment of term loan	0	(11,714)
Repayment of revolving credit agreement	0	(2,132)
Penalty paid on early extinguishment of debt	0	(1,521)
Proceeds from related party note payable	0	1,000
Debt issuance and modification costs	0	(379)
Capital lease payments	(149)	(103)
Indirect repurchase of shares of minimum statutory tax withholdings	(123)	(49)
Net cash used in financing activities	(272)	(14,898)
Net (decrease) increase in cash and cash equivalents	(6,025)	19,751
Cash and cash equivalents at beginning of period	15,270	1,349
Cash and cash equivalents at end of period	$9,245	$21,100

The accompanying notes are an integral part of the condensed consolidated financial statements.

Sypris Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1)	Nature of Business

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

These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended October 1, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2016 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to current period presentation.

(3)	Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 - Revenue from Contracts with Customers (Topic 606), and has subsequently issued ASUs 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and 2016-20 - Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements to Topic 606 (collectively, the Revenue Recognition ASUs).

The Revenue Recognition ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersede most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance is effective for the Company beginning on January 1, 2018 and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We are evaluating whether we will adopt this guidance using the full retrospective or modified retrospective approach, however we currently anticipate using the modified retrospective method.

We are concluding the assessment phase of implementing this guidance. We have evaluated each of the five steps in the new revenue recognition model, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. Our preliminary conclusion is that the determination of what constitutes a contract with our customers (step 1), our performance obligations under the contract (step 2), and the determination and allocation of the transaction price (steps 3 and 4) under the new revenue recognition model will not result in significant changes in comparison to the current revenue recognition guidance.

With regard to recognizing revenue when (or as) a performance obligation is satisfied (step 5), we are thoroughly reviewing the language in our contracts with each customer to determine whether the customer obtains control of the goods at a point in time or over time. Under current revenue recognition guidance, we recognize revenue when products are shipped to our customers and title transfers under standard commercial terms or when realizable in accordance with our commercial agreements. Topic 606 provides certain criteria that, if met, require companies to recognize revenue as the product is produced (over time) instead of at a point of time (i.e. upon shipment). We are evaluating our contracts in the context of the criteria for recognizing revenue over time. If we conclude that we meet the criteria for recognizing revenue over time, our timing of revenue recognition could be accelerated.

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

The Company completed a number of strategic actions during 2015 and 2016 in response to the nonrenewal of supply agreements with certain Tier I automotive customers primarily due to global pricing constraints, the downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other market and economic factors impacting the Company.  Strategic actions taken during 2015 and 2016 included: (i) initiation of the Company’s exit from the Broadway Plant (defined below) (see Note 5), (ii) the CSS Sale (defined below) (see Note 6), (iii) the Toluca Sale-Leaseback (defined below) (see Note 7), (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the relocation of its Sypris Electronics operation to a new facility (see discussion below), (vi) reductions in workforce at all locations, and (vii) other reductions in employment costs through reduced work schedules, senior management pay reductions and deferral of merit increases and certain benefit payments.  Using a portion of the proceeds generated from the asset sales noted above, the Company paid off all of its most senior secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016. During this period, the Company also received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal, originally scheduled to mature in 2019. The GFCM note was amended after the end of the quarter ended October 1, 2017 to, among others things, extend the maturity dates so that the note matures in part in 2021, 2023 and finally, in 2025 (see Note 20).

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

The Company has embraced a strategic change in its business by repositioning away from certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with longer-term relationships, especially among the heavy truck, off-highway and automotive OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”), which expired on January 1, 2017, which was produced at the Company’s Louisville, Kentucky automotive and commercial vehicle manufacturing plant (the “Broadway Plant”). The Company similarly has experienced a reduction in certain portions of its business with Eaton Corporation (“Eaton”). As a result of these decisions, the Company has experienced a significant reduction in its commercial vehicle revenues in 2017 (See Note 5).

(5)	Exit and Disposal Activities

On November 22, 2016, the Board of Directors of the Company approved moving forward with the exploration of a range of strategic options for the Broadway Plant, including the divestiture of the plant, the transitional reduction in its operations to accommodate lower volumes, the relocation of production to other Company facilities, as needed, and/or the closure of the plant. Accordingly, management explored various exit or disposal options for the Broadway Plant with the input of our salaried and unionized employees, our customers and others within the industry. On February 21, 2017, with the benefit of management’s analysis, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which is now expected to complete certain transitional operations by the end of 2017. The Company has begun relocating certain assets from the Broadway Plant to other manufacturing facilities, as needed, to serve its existing and target customer base and to identify underutilized or non-core assets for disposal. Management expects to use proceeds from the sale of any underutilized or non-core assets to fund costs incurred in the transfer of equipment from the Broadway Plant and the transition of the related production. Management will evaluate options for the real estate and any remaining assets in the Broadway Plant following the completion of production at that facility.

As a result of these initiatives, the Company recorded charges of $645,000, or $0.03 per share in 2016. For the three and nine months ended October 1, 2017, the Company recorded charges of $357,000, or $0.02 per share, and $2,235,000 or $0.11 per share, respectively, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the Condensed Consolidated Statement of Operations. A summary of the pre-tax charges is as follows (in thousands):

		Recognized	Remaining
	Total	as of	Costs to be
	Program	Oct. 1, 2017	Recognized
Severance and benefit-related costs	$1,444	$1,444	$0
Asset impairments	188	188	0
Equipment relocation costs	3,011	1,218	1,793
Other	763	30	733
	$5,406	$2,880	$2,526

Severance and benefit-related costs tied to workforce reductions were recorded in accordance with ASC 420, Exit or Disposal Cost Obligations (ASC 420) and ASC 712, Compensation – Nonretirement Postemployment Benefits. Under ASC 420, one-time termination benefits that are conditioned on employment through a certain transition period are recognized ratably between the date employees are communicated the details of the one-time termination benefit and their final date of service. Accordingly, the Company recorded severance and benefit-related costs of $427,000 in 2016 and $1,017,000 in the first nine months of 2017. No additional severance and benefit-related costs are expected to be recorded.

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

A summary of costs and related reserves for the transition of production from the Broadway Plant at October 1, 2017 is as follows (in thousands):

	Accrued		Cash	Accrued
	Balance at		Payments	Balance at
	Dec. 31,	2017	or Asset	Oct. 1,
	2016	Charge	Write-Offs	2017
Severance and benefit-related costs	$427	$1,017	$(1,038)	$406
Equipment relocation costs	0	1,218	(1,218)	0
	$427	$2,235	$(2,256)	$406

The Company expects to incur additional pre-tax costs of approximately $2,526,000 within Sypris Technologies, all of which are expected to be cash expenditures.

As noted above, management expects to use proceeds from the sale of underutilized or non-core assets to fund costs incurred on the transfer of equipment from the Broadway Plant and the transition of the related production. The following assets have been segregated and included in assets held for sale in the condensed consolidated balance sheets (in thousands):

	October 1,	December 31,
	2017	2016
	(Unaudited)
Machinery, equipment, furniture and fixtures	$7,216	$6,673
Accumulated depreciation	(6,332)	(5,841)
Property, plant and equipment, net	$884	$832

(6)	CSS Sale

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other assets of Sypris Electronics (the “CSS Sale”) comprised principally of the CSS product lines. The assets were sold for $42,000,000 in cash consideration, $1,500,000 of which was released from escrow to the Company during the third quarter of 2017 after being held in escrow for 12 months from the sale date in connection with certain customary representations, warranties, covenants and indemnifications of the Company. The Company recognized a net gain of $31,240,000 on the sale, which was reported in other income, net in the consolidated statement of operations for the nine months ended October 2, 2016.

A portion of the proceeds from the CSS Sale was used to pay off the Company’s most senior, secured debt consisting of a “Term Loan” and a “Revolving Credit Facility.” As a result of the early extinguishment of debt, the Company was required to pay $1,521,000 in penalties, which is included in loss on extinguishment of debt, and wrote off the remaining amount of deferred loan costs associated with the Term Loan and Revolving Credit Facility, which is included in interest expense, net for the three and nine months ended October 2, 2016. The retained portion of the Sypris Electronics segment will continue to provide circuit card and full “box build” electronic manufacturing to customers in the aerospace, defense, medical and severe environment markets, among others.

Revenue from the CSS product lines for the three and nine months ended October 2, 2016 was $1,769,000 and $11,061,000. While the Company is able to distinguish revenue and contribution margin information related to the CSS product lines, the Company is not able to present meaningful information about the results of operations and cash flows of the CSS product lines. Therefore, the sale was not classified as a discontinued operation.

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

As a result of the Toluca Sale-Leaseback, the Company initially recorded a capital lease of $3,315,000, which is included in property plant and equipment. The Company recorded an initial gain on the sale of $2,370,000 during the nine months ended October 2, 2016, which is included in other income, net in the condensed consolidated statement of operations, and has a deferred gain of $4,555,000 as of October 1, 2017, which will be recognized over the remainder of the ten year lease term. The Company’s base rent, which is denominated in U.S. currency, is $936,000 annually, adjusted based on annual changes in the U.S. CPI with certain cap conditions.

(8)	Other Expense (Income), Net

During the three and nine months ended October 1, 2017, the Company recognized net gains of $127,000 and $2,664,000, respectively, related to the sale of idle assets. Additionally, the Company recognized foreign currency related translation losses of $147,000 and $751,000, respectively, related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

The Company recognized other income of $31,595,000 and $34,166,000 for the three and nine months ended October 2, 2016, respectively. Other income, net for the first nine months of 2016 includes a net gain of $31,240,000 from the CSS Sale (see Note 6). Additionally, other income for the first nine months of 2016 includes $2,370,000 related to the gain recognized on the Toluca Sale-Leaseback completed during the first quarter of 2016. (See Note 7).

(9)	Stock-Based Compensation

During the nine months ended October 1, 2017, the Company granted 199,000 restricted stock awards under a long-term incentive program. These awards vest on the third anniversary of the grant date. The Company also granted 272,500 options during the nine months ended October 1, 2017 with a five-year life and cliff vesting at three years of service. The grants did not have a significant impact on the Company’s condensed consolidated financial statements during the three and nine months ended October 1, 2017.

(10)	(Loss) Income Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and nine months ended October 1, 2017, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive. There were 2,304,250 potential common shares excluded from diluted earnings per share for the three and nine months ended October 2, 2016.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) income per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
(Loss) income attributable to stockholders:
Net (loss) income as reported	$(3,133)	$20,993	$(9,588)	$10,691
Less distributed and undistributed earnings allocable to restricted award holders	0	(737)	0	(331)
Net (loss) income allocable to common stockholders	$(3,133)	$20,256	$(9,588)	$10,360
(Loss) income per common share attributable to stockholders:
Basic	$(0.15)	$1.02	$(0.47)	$0.52
Diluted	$(0.15)	$1.02	$(0.47)	$0.52
Weighted average shares outstanding – basic	20,397	19,834	20,305	19,761
Weighted average additional shares assuming conversion of potential common shares	0	0	0	0
Weighted average shares outstanding – diluted	20,397	19,834	20,305	19,761

(11)	Inventory

Inventory consists of the following (in thousands):

	October 1,	December 31,
	2017	2016
	(Unaudited)
Raw materials	$13,869	$8,187
Work in process	7,817	6,211
Finished goods	2,116	2,020
Reserve for excess and obsolete inventory	(1,681)	(1,860)
Total	$22,121	$14,558

(12)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	October 1,	December 31,
	2017	2016
	(Unaudited)
Land and land improvements	$219	$219
Buildings and building improvements	10,899	10,056
Machinery, equipment, furniture and fixtures	74,460	76,495
Construction in progress	1,904	646
	87,482	87,416
Accumulated depreciation	(70,455)	(69,473)
	$17,027	$17,943

(13)	Debt

Debt outstanding consists of the following (in thousands):

	October 1,	December 31,
	2017	2016
	(Unaudited)
Current:
Current portion of capital lease obligation	$244	$208
Long Term:
Note payable – related party	$6,500	$6,500
Capital lease obligation	2,764	2,950
Less unamortized debt issuance and modification costs	(80)	(125)
Long term debt net of unamortized debt costs	$9,184	$9,325

Note Payable – Related Party

The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6,500,000 in principal as of October 1, 2017 and December 31, 2016.  GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill.  GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year until March 31, 2019 and, thereafter, at the greater of 8% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly (see Note 20).

Subsequent to the third quarter ended October 1, 2017, the Company amended the secured promissory note to extend the maturity date, adjust the interest rate beginning on April 1, 2019 and provide for a first priority security interest in substantially all assets of the Company, including those in Mexico (see Note 20).

Capital Lease Obligation

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca (see Note 7). As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $3,008,000 for the building as of October 1, 2017.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$13,547	$14,796	$40,366	$47,392
Sypris Electronics	7,824	6,588	20,439	24,434
	$21,371	$21,384	$60,805	$71,826
Gross profit (loss):
Sypris Technologies	$(661)	$(363)	$(1,158)	$(1,279)
Sypris Electronics	1,315	(196)	2,712	2,196
	$654	$(559)	$1,554	$917
Operating (loss) income:
Sypris Technologies	$(2,264)	$(2,099)	$(7,672)	$(7,123)
Sypris Electronics	493	(1,996)	671	(3,965)
General, corporate and other	(1,084)	(1,938)	(3,877)	(5,976)
	$(2,855)	$(6,033)	$(10,878)	$(17,064)
(Loss) income before taxes:
Sypris Technologies	$(2,357)	$(1,828)	$(5,942)	$(4,382)
Sypris Electronics	493	29,244	674	27,275
General, corporate and other	(1,214)	(6,203)	(4,250)	(11,980)
	$(3,078)	$21,213	$(9,518)	$10,913

	October 1,	December 31,
	2017	2016
	(Unaudited)
Total assets:
Sypris Technologies	$35,542	$32,110
Sypris Electronics	18,014	12,881
General, corporate and other	10,054	17,646
	$63,610	$62,637
Total liabilities:
Sypris Technologies	$28,360	$24,466
Sypris Electronics	9,058	3,542
General, corporate and other	8,109	8,531
	$45,527	$36,539

(15)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets as of October 1, 2017 and December 31, 2016 was $587,000 and $856,000, respectively. The Company’s warranty expense for the three and nine months ended October 1, 2017 and October 2, 2016 was not material.

Additionally, prior to the sale of the CSS product lines (see Note 6) the Company sold three- and five-year extended warranties for certain link encryption products. The revenue from the extended warranties is deferred and recognized ratably over the contractual term. As of October 1, 2017 and December 31, 2016, the Company had deferred $14,000 and $162,000, respectively, related to extended warranties.

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

On May 3, 2016, the Company entered into a lease for a manufacturing facility, effective December 31, 2016. The Company, Sypris Electronics and the landlord of the previous Tampa facility were involved in litigation over certain terms of the previous lease (see Part II, Item 1, “Legal Proceedings”). As such, the Company accrued an estimated $500,000 during the nine months ended October 2, 2016, related to its estimated obligation under the lease and repairs required to be made to the facility. During the first nine months of 2017, the Company had spent $52,000 in repairs to the facility as part of the dispute. On April 7, 2017, the Company entered a settlement agreement, whereby the Company’s net cash outlay was $448,000 to resolve the disputes and the legal proceeding was dismissed.

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications either from companies previously owning these facilities or from purchasers of those facilities. As of October 1, 2017 and December 31, 2016, no amounts were accrued for any environmental matters.

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

During the three months ended October 1, 2017, the Company became aware of a lawsuit involving one of Sypris Electronics’ customers and their distributor.  The customer has informed the Company that, as a result of the lawsuit, the customer no longer intends to pursue its current business, and has expressed an intention to transfer this business to a designated successor.  The Company holds $984,000 of inventory related specifically to this customer as of October 1, 2017.  The Company is currently in negotiations with the designated successor to enter a new supply agreement, which is expected to provide for purchases in excess of our inventories on hand and for prices in excess of our cost.  The Company is also considering possible legal remedies for breach of contract with the customer.  Given the uncertainties described above, no estimate can be made of a range of amounts of loss that are reasonably possible should the program with the successor not be successful.

As of October 1, 2017, the Company had outstanding purchase commitments of approximately $3,146,000, primarily for the acquisition of inventory and manufacturing equipment.

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

As of October 1, 2017 and December 31, 2016, the Company has no undistributed earnings of foreign subsidiaries that are classified as permanently reinvested. The Company did not repatriate any funds to the U.S. during 2016 and expects the repatriation of any available non-U.S. cash holdings during 2017 will be limited to the amount of undistributed earnings as of December 31, 2016. The loss recognized by the Company’s Mexican operations during 2016 and the first nine months of 2017 reduced the undistributed earnings of that entity and the Company has therefore recognized a deferred income tax benefit equal to the reduction in the U.S deferred tax liability and a corresponding increase in the deferred tax asset valuation allowance. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate.

(17)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Service cost	$1	$1	$4	$4
Interest cost on projected benefit obligation	380	419	1,139	1,256
Net amortizations, deferrals and other costs	174	166	521	498
Expected return on plan assets	(454)	(493)	(1,361)	(1,478)
Net periodic benefit cost	$101	$93	$303	$280

(18)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	October 1,	December 31,
	2017	2016
	(Unaudited)
Foreign currency translation adjustments	$(10,201)	$(11,334)
Employee benefit related adjustments – U.S.	(15,445)	(15,445)
Employee benefit related adjustments – Mexico	181	181
Accumulated other comprehensive loss	$(25,465)	$(26,598)

(19)	Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the condensed consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at October 1, 2017 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

(20)	Subsequent Events

Subsequent to the third quarter ended October 1, 2017, the Company amended its secured promissory note with GFCM to, among other things: (i) extend the maturity dates for $2,500,000 of the obligation to April 1, 2021, $2,000,000 to April 1, 2023 and the balance to April 1, 2025, (ii) adjust the interest rate beginning on April 1, 2019 and on each April 1 thereafter, to reflect the greater of 8% or 500 basis points above the five-year Treasury note average during the previous 90-day period, (iii) allow for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2021 and 2023, and (iv) provide for a first security interest in substantially all assets, including those in Mexico (see Note 13).

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

Sypris Technologies Outlook

In North America, production levels for light, medium and heavy duty trucks steadily increased from a low in the depressed economic environment of 2008 and 2009 through 2015. However, demand in the U.S. commercial vehicle industry softened beginning in the fourth quarter of 2015 along with other durable and non-durable goods sectors in the North American economy. The continued strength of the U.S. dollar, the tightening of margins in certain sectors of the commercial vehicle markets and the generally softening markets led the Company to reevaluate the strategic importance of each of its customers to the Company’s long-term success. In connection with this reevaluation process, the Company and Meritor determined not to renew their supply agreement for certain of Meritor’s domestic, forged axle shafts beginning in 2017. However, the Company will continue to supply significant volumes of component parts to Sistemas Automotrices de Mexico, S.A de C.V. (“Sistemas”), Meritor’s joint venture in Mexico, and will continue to supply axle shafts to Meritor’s Brazilian subsidiary going forward. The Company has had a similar reduction in its business with Eaton Corporation (“Eaton”). For the year ended December 31, 2016, these portions of the Meritor and Eaton businesses represented approximately 18% and 4% of our consolidated net revenue, respectively.

The oil and gas markets, served by our Tube Turns® brand of engineered product lines, were also impacted during 2015 and 2016, as some of our customers’ revenues and capital expenditures declined following the decline in oil prices that began in 2014 and the subsequent price volatility for oil and natural gas. However, oil prices seem to be stabilizing and the oil and gas outlook appears to be improving as domestic pipeline projects continue to be active with U.S. domestic gas and oil production increasing in 2017.

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

Sypris Electronics Outlook

We have faced challenges within Sypris Electronics, such as the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally over the last several years, the emergence of new competitors to our product and service offerings, as well as federal government spending uncertainties in the U.S. and the allocation of funds by the U.S. Department of Defense. However, revenues for the electronic manufacturing business increased in 2016 and the first nine months of 2017, as we have begun to generate revenue from the ramp-up of new electronic manufacturing programs.

We have recently announced new program awards for Sypris Electronics that are expected to contribute to revenue growth in 2017, with certain programs continuing into 2018 and 2019. In addition to program awards related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded programs related to the communication, navigation and medical device markets which align with our unique capabilities for delivering products for complex, high cost of failure platforms. We expect to compete favorably for follow-on business opportunities on future builds of these programs, as our competitiveness is enhanced by an anticipated reduction in our overhead structure following our relocation into a new manufacturing facility as of the beginning of 2017.

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other assets of Sypris Electronics (the “CSS Sale”) comprised principally of the CSS product lines. Revenue from the CSS product lines is included in our results of operations until the time of sale since the sale was not classified as a discontinued operation in our condensed consolidated financial statements.  The assets were sold for $42.0 million in cash consideration, $1.5 million of which was released from escrow to the Company during the third quarter of 2017 after being held in escrow for 12 months from the sale date in connection with certain customary representations, warranties, covenants and indemnifications of the Company.  The retained portion of the Sypris Electronics segment will continue to provide electronic manufacturing and design support services to customers in the aerospace, defense, medical and severe environment markets, among others.

In connection with the CSS Sale, management prepared a business plan for the electronic manufacturing business retained by Sypris Electronics. This plan included a continuing effort to grow and diversify its electronic manufacturing business and the identification of opportunities for cost reductions and cash flow enhancements for the retained portion of the business.  These efforts have contributed to Sypris Electronics’ positive operating income results for the three and nine month periods ending October 1, 2017.

Strategic Actions

The Company completed a number of strategic actions during 2015 and 2016 in response to the nonrenewal of its supply agreement with certain Tier I automotive customers primarily due to global pricing constraints, the downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other market and economic factors impacting the Company during last two years. Actions taken during 2015 and 2016 include: (i) the initiation of the exit of the Broadway Plant (see discussion below), (ii) the CSS sale, (iii) the Toluca Sale-Leaseback, (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the relocation of its Sypris Electronics operation to a new facility (see discussion below), (vi) reductions in workforce at all locations, and (vii) other reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments (see Notes 4, 5, 6 and 7 to the condensed consolidated financial statements in this Form 10-Q).  Using a portion of the proceeds generated from asset sales noted above, the Company paid off all of its most senior, secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016. During this period, the Company also received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6.5 million in principal, scheduled to mature in part in 2021, 2023 and finally, in 2025.

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

The Company has embraced a strategic change in its business by repositioning away from certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with longer-term relationships, especially among the heavy truck, off-highway and automotive OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”) that expired on January 1, 2017 which was produced at the Company’s Broadway Plant, and the Company has had a similar reduction in certain portions of its business with Eaton. As a result of these decisions, the Company has experienced a significant reduction in its commercial vehicle revenues in 2017 (See Note 4 to the condensed consolidated financial statements in this Form 10-Q).

On November 22, 2016, the Board of Directors of the Company approved moving forward with the exploration of a range of strategic options for the Broadway Plant, including the divestiture of the plant, the transitional reduction in its operations to accommodate lower volumes, the relocation of production to other Company facilities as needed, and/or the closure of the plant. Accordingly, management explored various exit or disposal options for the Broadway Plant with the input of our salaried and unionized employees, our customers and others within the industry. On February 21, 2017, with the benefit of management’s analysis, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which is now expected to complete certain transitional operations by the end of 2017. The Company has begun relocating certain assets from the Broadway Plant to other manufacturing facilities as needed to serve its existing and target customer base and to identify underutilized or non-core assets for disposal. Management expects to use proceeds from the sale of any underutilized or non-core assets to fund costs incurred on the transfer of equipment from the Broadway Plant and the transition of the related production. Management will evaluate options for the real estate and any remaining assets in the Broadway Plant following the completion of production at that facility.

Our failure or inability to realize our key financial objectives could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.

Results of Operations

The tables below compare our segment and consolidated results for the three and nine month periods of operations of 2017 to the three and nine month periods of operations of 2016. The tables present the results for each period, the change in those results from 2016 to 2017 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended October 1, 2017 Compared to Three Months Ended October 2, 2016

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	October 1,	October 2,	Favorable	Favorable	October 1,	October 2,
	2017	2016	(Unfavorable)	(Unfavorable)	2017	2016
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$13,547	$14,796	$(1,249)	(8.4)%	63.4%	69.2%
Sypris Electronics	7,824	6,588	1,236	18.8	36.6	30.8
Total	21,371	21,384	(13)	(0.1)	100.0	100.0
Cost of sales:
Sypris Technologies	14,208	15,159	951	6.3	104.9	102.5
Sypris Electronics	6,509	6,784	275	4.1	83.2	103.0
Total	20,717	21,943	1,226	5.6	96.9	102.6
Gross profit (loss):
Sypris Technologies	(661)	(363)	(298)	(82.1)	(4.9)	(2.5)
Sypris Electronics	1,315	(196)	1,511	NM	16.8	(3.0)
Total	654	(559)	1,213	NM	3.1	(2.6)
Selling, general and administrative	3,147	5,370	2,223	41.4	14.7	25.1
Research and development	5	104	99	95.2	0.0	0.5
Severance, relocation and other costs	357	—	(357)	NM	1.7	—
Operating loss	(2,855)	(6,033)	3,178	52.7	(13.4)	(28.2)
Interest expense, net	208	2,828	2,620	92.6	1.0	13.2
Loss on extinguishment of debt	—	1,521	1,521	100.0	—	7.1
Other expense (income), net	15	(31,595)	(31,610)	NM	0.1	(147.7)
(Loss) income before taxes	(3,078)	21,213	(24,291)	NM	(14.4)	99.2
Income tax expense, net	55	220	165	75.0	0.3	1.0
Net (loss) income	$(3,133)	$20,993	$(24,126)	NM	(14.7)%	98.2%

Nine Months Ended October 1, 2017 Compared to Nine Months Ended October 2, 2016.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Nine
	Nine Months Ended,		Change	Change	Months Ended
	October 1,	October 2,	Favorable	Favorable	October 1,	October 2,
	2017	2016	(Unfavorable)	(Unfavorable)	2017	2016
(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$40,366	$47,392	$(7,026)	(14.8)%	66.4%	66.0%
Sypris Electronics	20,439	24,434	(3,995)	(16.4)	33.6	34.0
Total	60,805	71,826	(11,021)	(15.3)	100.0	100.0
Cost of sales:
Sypris Technologies	41,524	48,671	7,147	14.7	102.9	102.7
Sypris Electronics	17,727	22,238	4,511	20.3	86.7	91.0
Total	59,251	70,909	11,658	16.4	97.4	98.7
Gross profit (loss):
Sypris Technologies	(1,158)	(1,279)	121	9.5	(2.9)	(2.7)
Sypris Electronics	2,712	2,196	516	23.5	13.3	9.0
Total	1,554	917	637	69.5	2.6	1.3
Selling, general and administrative	10,161	17,141	6,980	40.7	16.7	23.9
Research and development	36	318	282	88.7	0.1	0.4
Severance, relocation and other costs	2,235	522	(1,713)	(328.2)	3.7	0.8
Operating loss	(10,878)	(17,064)	6,186	36.3	(17.9)	(23.8)
Interest expense, net	602	4,668	4,066	87.1	1.0	6.5
Loss on extinguishment of debt	—	1,521	1,521	100.0	—	2.1
Other expense (income), net	(1,962)	(34,166)	(32,204)	(94.3)	(3.2)	(47.6)
(Loss) income before taxes	(9,518)	10,913	(20,431)	NM	(15.7)	15.2
Income tax expense, net	70	222	152	68.5	0.1	0.3
Net (loss) income	$(9,588)	$10,691	$(20,279)	NM	(15.8)%	14.9%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three and nine month periods ended October 1, 2017 decreased $1.2 million and $7.0 million from the prior year comparable periods, respectively. The nonrenewal of supply agreements accounted for $4.4 million and $13.5 million of the decline for the three and nine months ended October 1, 2017, respectively. This was partially offset by an increase in demand from customers in the oil and gas industries of $1.4 million and $3.4 million, respectively, and higher demand from customers in the commercial vehicle industry of $1.2 million and $3.1 million, respectively, for the three and nine months ended October 1, 2017.

Sypris Electronics derives its revenue primarily from circuit card and full box build manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $1.2 million and decreased $4.0 million for the three and nine months ended October 1, 2017, respectively, from the prior year comparable periods. The three and nine-month periods of 2016 include the results of the CSS product lines, which were sold in August 2016 impacting the revenue mix and gross profit comparison for the year-over-year periods (see Note 6 to the condensed consolidated financial statements in this Form 10-Q). Revenue from the remaining engineering manufacturing business increased $3.0 million and $7.1 million for the three and nine months ended October 1, 2017 from the prior year comparable periods, respectively, reflecting the ramp-up of new electronic manufacturing programs.

Gross Profit. Sypris Technologies’ gross profit decreased $0.3 million to a loss of $0.7 million for the three months ended October 1, 2017, and increased $0.1 million to a loss of $1.2 million for the nine months ended October 1, 2017. Volume reductions from the nonrenewal of supply agreements resulted in a decrease in gross profit of $0.4 million and $1.0 million for the three and nine months ended October 1, 2017, respectively. Additionally, gross profit for the three and nine months ended October 1, 2017 was impacted by additional labor costs associated with the transition of operations from the Broadway plant to other facilities, equipment repairs and major maintenance expenses incurred during the period. The impact of cost reduction actions following the transition of operations from the Broadway plant are expected to contribute to increased gross margin beginning in the fourth quarter of 2017 and continuing into the following year. Partially offsetting the cost increases was increased contribution margin from the revenue growth, primarily within the oil and gas markets, which contributed to an increase in gross profit of $0.9 million and $2.1 million for the three and nine months ended October 1, 2017.

Sypris Electronics’ gross profit increased $1.5 million to $1.3 million for the three months ended October 1, 2017 and $0.5 million to $2.7 million for the nine months ended October 1, 2017. The three and nine-month periods of 2016 include the results of the CSS product lines, which were sold in August 2016, impacting the revenue mix and gross profit comparison for the year-over-year periods. During the third quarter of 2017, Sypris Electronics continued shipments on a higher margin program that began ramping in the second quarter of 2017. Shipments on this program are expected to decrease slightly during the fourth quarter of 2017.

Selling, General and Administrative. Selling, general and administrative expense decreased by $2.2 million and $7.0 million for the three and nine month periods ended October 1, 2017, respectively, as compared to the same periods in 2016, as a result of certain cost reduction activities initiated in 2016, including employee compensation and headcount reductions and the sale of the CSS business in August 2016. Additionally, the prior year amounts included consulting fees related to our debt refinancing and cash management efforts and a $0.5 million accrual for a contingent liability related to our Tampa facility recorded during the first quarter of 2016 (see Note 15 to the condensed consolidated financial statements in this Form 10-Q).

Severance, Relocation and Other Costs. Severance, relocation and other costs were $0.4 million and $2.2 million for the three and nine months ended October 1, 2017, respectively, as compared to $0.5 million for the first nine months of 2016. Severance costs in 2017 are comprised of charges related to the headcount reductions associated with the closure of the Broadway Plant and equipment relocation costs incurred during the period (see Note 5 to the condensed consolidated financial statements in this Form 10-Q). Severance costs in the first nine months of 2016 were comprised exclusively of headcount reductions within Sypris Technologies as a result of lower volumes (see Note 4 to the condensed consolidated financial statements in this Form 10-Q).

Interest Expense. Interest expense for the three and nine months ended October 1, 2017 decreased $2.6 million and $4.1 million, respectively. The Revolving Credit Facility and Term Loan were repaid during the third quarter of 2016, and the Company wrote off the remaining unamortized debt issuance and modification costs.

Loss on Extinguishment of Debt. During the third quarter of 2016, the Company used proceeds from the CSS Sale to payoff of the Revolving Credit Facility and Term Loan. For the three and nine months ended October 2, 2016, we recognized a loss of $1.5 million on the early extinguishment of debt for prepayment penalties.

Other Expense (Income), Net. The Company recognized other income, net of $2.0 million for the nine months ended October 1, 2017. Other income, net for the nine months ended October 1, 2017 includes $2.7 million related to the gain recognized on the sale of idle assets within Sypris Technologies. The gain was partially offset by foreign currency related translation losses of $0.8 million recognized in the first nine months of 2017 related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

The Company recognized other income of $31.6 million and $34.2 million for the three and nine months ended October 2, 2016, respectively. Other income, net for the first nine months of 2016 includes a net gain of $31.2 million from the CSS Sale in the third quarter of 2016 (see Note 6 to the consolidated financial statements in this Form 10-Q). Other income for the first nine months of 2016 also includes $2.4 million related to the gain recognized on the Toluca Sale-Leaseback completed during the first quarter of 2016 (See Note 7 to the consolidated financial statements in this Form 10-Q). Additionally, the company recognized foreign currency related gains of $0.4 million and $0.5 million for the three and nine months ended October 2, 2016, respectively.

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

On August 16, 2016, the Company completed the CSS Sale comprised principally of its CSS product lines (see Note 6 to the condensed consolidated financial statements in this Form 10-Q). The assets were sold for $42.0 million in cash consideration, $1.5 million of which was released from escrow to the Company during the third quarter of 2017 after being held in escrow for 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company. A portion of the proceeds from the CSS Sale was used to pay off the Term Loan and pay down the outstanding balances under the Revolving Credit Facility.

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

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6,500,000 in principal as of October 1, 2017 and December 31, 2016. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

Subsequent to the third quarter ended October 1, 2017, the Company amended its secured promissory note obligation with GFCM to, among other things: (i) extend the maturity dates for $2.5 million of the obligation to April 1, 2021, $2.0 million to April 1, 2023 and the balance to April 1, 2025, (ii) adjust the interest rate beginning on April 1, 2019 and on each April 1 thereafter, to reflect the greater of 8% or 500 basis points above the five-year Treasury note average during the previous 90-day period, (iii) allow for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2021 and 2023, and (iv) provide for a first security interest in substantially all assets, including those in Mexico (see Note 13 and Note 20 to the condensed consolidated financial statements in this Form 10-Q).

Purchase Commitments. We also had purchase commitments totaling approximately $3.1 million at October 1, 2017, primarily for inventory and manufacturing equipment.

Cash Balance. At October 1, 2017, we had approximately $9.2 million of cash and cash equivalents, of which $0.5 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Cash Flows

Operating Activities. Net cash used by operating activities was $8.5 million in the first nine months of 2017 as compared to $12.9 million in the same period of 2016. Cash of $2.6 million was used to finance increased accounts receivables in the first nine months of 2017 as a result of the timing of revenue being weighted toward the last month of the period. The investment in inventory in the first nine months of 2017 resulted in a usage of cash of $7.7 million. There was a corresponding increase in accounts payable during the first nine months of 2017, which resulted in a source of cash of $5.6 million. The increase in inventory and accounts payable includes balances to support the new program revenue growth for Sypris Electronics and the inventory banks to protect customer deliveries related to the transfer of production from the Broadway Plant. Additionally, accrued and other liabilities increased during the first nine months of 2017 primarily as a result of prepayments from customers within Sypris Electronics, resulting in a source of cash of $3.4 million.

Investing Activities. Net cash provided by investing activities was $2.8 million for the first nine months of 2017 as compared to $47.5 million for the first nine months of 2016. Net cash provided by investing activities for the first nine months of 2017 includes proceeds of $2.8 million from the sale of idle assets by Sypris Technologies during the period. Additionally, $1.5 million of the escrow balance from the CSS sale was released to the Company during the third quarter of 2017 (see Note 6 to the condensed consolidated financial statements in this Form 10-Q).

The Company completed the sale of the CSS businesses during the nine months ended October 2, 2016, which resulted in net cash proceeds of $39.3 million. As required as part of the CSS Sale, $1.5 million of the proceeds was held in escrow for 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company. Additionally, as a result of the Toluca Sale-Leaseback transaction completed in the first quarter of 2016, the Company received net cash proceeds of $11.1 million. Capital expenditures in both periods represented maintenance levels of investment.

Financing Activities. Net cash used in financing activities was $0.3 million for the first nine months of 2017 as compared to $14.9 million for the first nine months of 2016. Net cash used in financing activities in the first nine months of 2017 included payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation and capital lease payments of $0.2 million.

Net cash used in financing activities in the first nine months of 2016 included the payoff of the Term Loan of $11.7 million, the payoff of the Revolving Credit Facility of $2.1 million, and prepayment penalties on the early extinguishment of debt of $1.5 million. Additionally, the Company incurred financing fees of $0.4 million during the first nine months of 2016 in conjunction with the amendments of our Revolving Credit Facility and Term Loan. Partially offsetting this was proceeds from the subordinated note from GFCM of $1.0 million during the first nine months of 2016.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes in our critical accounting policies during the nine months ended October 1, 2017.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements.  Many of these factors are identified in connection with the more specific descriptions contained throughout this report.  Other factors which could also materially affect such future results currently include: our estimated EBITDA and cash flows includes significant gains and proceeds from the anticipated sale of certain equipment, but there can be no assurances that such sales will be achieved as planned; our failure to return to profitability on a timely basis, which would cause us to continue to use existing cash resources or other assets to fund operating losses; our failure to successfully complete final contract negotiations with regard to our announced contract “awards”; our failure to develop and implement specific plans (a) to offset the impact of reduced revenues as we migrate our focus from a small number of traditional tier 1 customers in the commercial vehicle markets to a more diversified base of customers who are able to place higher strategic value on our innovation, flexibility and lean manufacturing capabilities, including an increase in sales of our Tube Turns® product line, and (b) to implement our cost-savings initiatives and to consolidate and streamline operations in accordance with the modified exit or disposal plan related to our Broadway Plant and our other plans, including the ability of our Toluca Plant to successfully consolidate any relocated operations or business lines; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; inventory valuation risks including excessive or obsolescent valuations; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; disputes or litigation involving supplier, customer, employee, creditor, stockholder, product liability or environmental claims; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers; potential impairments, non-recoverability or write-offs of assets or deferred costs; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions; dependence on, retention or recruitment of key employees; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost and availability of raw materials such as steel, component parts, natural gas or utilities; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; our ability to successfully develop, launch or sustain new products and programs; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; potential weaknesses in internal controls over financial reporting and enterprise risk management; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; our reliance on third party vendors and sub-suppliers; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; cyber security threats and disruptions; changes or delays in customer budgets, funding or programs; failure to adequately insure or to identify environmental or other insurable risks; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the shares of common stock that were repurchased by the Company – all from its current or former employees – during the third quarter ended October 1, 2017 (dollars in thousands except per share data):

			Total Number of	Maximum
	Total	Average	Shares Purchased	Dollar Value of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased (a)	Share	Plans or Programs	Plans or Programs
7/3/2017 – 7/30/2017	8,311	$1.73	—	$—
7/31/2017 – 8/27/2017	—	$—	—	$—
8/28/2017 – 10/1/2017	—	$—	—	$—

(a)

The total number of shares purchased includes shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock. Common shares withheld to satisfy tax withholding obligations were immediately cancelled.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Effective as of November 10, 2017, the Company and its subsidiaries amended their secured promissory note, and related guarantor obligations, with Gill Family Capital Management, Inc. (“GFCM’) to, among other things: (i) extend the maturity dates for $2.5 million of the obligation to April 1, 2021, $2.0 million to April 1, 2023 and the balance to April 1, 2025, (ii) adjust the interest rate beginning on April 1, 2019 and on each April 1 thereafter, to reflect the greater of 8% or 500 basis points above the five-year Treasury note average during the previous 90 day period, (iii) allow for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2021 and 2023, and (iv) provide for a first security interest in substantially all assets, including those in Mexico (see Note 13 and Note 20 to the condensed consolidated financial statements in this Form 10-Q). GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill.  GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	November 14, 2017	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	November 14, 2017	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)