Form 10-K
period 2017-12-31
SYPRIS SOLUTIONS INC
filed 2018-03-20
CIK 864240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2017.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive	(Registrant’s telephone number,
offices, including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference  in Part  III of this Form  10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 2, 2017) was $17,851,794.

There were 21,422,077 shares of the registrant’s common stock outstanding as of March 12, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 1, 2018 are incorporated by reference into Part III to the extent described therein.

In this Annual Report on Form 10-K, “Sypris,” “the Company,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1.     Business

General

We were formed as a Delaware corporation in 1997. We are a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. We produce a wide range of manufactured products, often under multi-year, sole-source contracts.

We are organized into two business segments, Sypris Technologies and Sypris Electronics. Sypris Technologies, which is comprised of Sypris Technologies, Inc. and its subsidiaries, generates revenue primarily from the sale of forged, machined, welded and heat-treated steel components primarily for the heavy commercial vehicle and high-pressure energy pipeline applications. Sypris Electronics, which is comprised of Sypris Electronics, LLC, is focused on circuit card and full “box build” manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work. Additionally, prior to August 16, 2016, Sypris Electronics also provided trusted solutions for identity management, cryptographic key distribution and cyber analytics. See “Sypris Electronics Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Form 10-K and also Note 4 “CSS Sale” to the consolidated financial statements in this Form 10-K.

We focus on those markets where we believe we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry participants that embrace multi-year contractual relationships as a strategic component of their supply chain management. These contracts, many of which are sole-source by part number, historically have created opportunities to invest in leading-edge processes or technologies to help our customers remain competitive. The productivity and innovation that can result from such investments helps to differentiate us from our competition when it comes to cost, quality, reliability and customer service.

Our manufacturing processes frequently involve the fabrication or assembly of a product or subassembly according to specifications provided by our customers. We strive to enhance our manufacturing capabilities by advanced quality and manufacturing techniques, lean manufacturing, just-in-time procurement and continuous flow manufacturing, six sigma, total quality management, stringent and real-time engineering change control routines and total cycle time reduction techniques. At the same time, we are working to develop new designs and product innovations by re-engineering traditional solutions to eliminate cost without reducing durability or quality.

Sypris Technologies. Through Sypris Technologies, we are a significant supplier of forged and machined components, serving the commercial vehicle, off highway vehicle, light truck, automotive and energy markets in North America. We have the capacity to produce drive train components including axle shafts, transmission shafts, gear sets, steer axle forgings, and other components for ultimate use by the leading automotive and truck manufacturers, including FCA US (Fiat Chrysler Automobiles), Ford Motor Company (Ford), General Motors Company (GM), Nissan Motor Corporation (Nissan), Freightliner LLC (Freightliner), Mack Truck (Mack), Navistar International Corporation (Navistar), PACCAR, Inc. (PACCAR) and Volvo Truck Corporation (Volvo). We support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies. We also manufacture high-pressure closures and other fabricated products for oil and gas pipelines.

Our manufacturing contracts for the truck components and assemblies markets are often sole-source by part number. Part numbers may be specified for inclusion in a single model or a range of models. Where we are the sole-source provider by part number, we are generally the exclusive provider to our customer of those specific parts and for the duration of the manufacturing contract.

Sypris Technologies also manufactures energy-related products such as pressurized closures, insulated joints and other specialty products, primarily for oil and gas pipelines and related energy markets. This product line has remained an independent source of diversified revenues and is becoming an area of greater focus for the Company going forward. We are committed to exploring new product developments and potential new markets, which will also be an increasing area of focus for the Company going forward.

As previously disclosed, the Company has embraced a strategic change in its business by repositioning away from certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with mutually beneficial relationships, especially among the heavy truck, off-highway and automotive OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”), which expired on January 1, 2017, which utilized production at the Company’s Louisville, Kentucky automotive and commercial vehicle manufacturing plant (the “Broadway Plant”). The Company similarly has not renewed certain portions of its business with Eaton Corporation (“Eaton”). As a result of these decisions, the Company experienced a significant reduction in its commercial vehicle revenues in 2017. The nonrenewal of the supply agreements with Meritor and Eaton accounted for a decrease of $18.5 million for the year ended December 31, 2017. However, the Company continues to supply significant volumes of component parts to Sistemas Automotrices de Mexico, S.A de C.V. ("Sistemas''), Meritor’s joint venture in Mexico, and continues to supply axle shafts to Meritor’s Brazilian subsidiary. This change in strategy culminated with the Company’s decision to exit the Broadway Plant, one of our largest commercial vehicle component manufacturing facilities, in an orderly fashion and consolidate certain assets from the Broadway Plant into other manufacturing facilities, as needed, to serve and grow our customer base.

We have adjusted our overhead and infrastructure to be more in line with lower projected levels of customer demand and market requirements. We have developed plans to rebuild our revenues over time in order to become profitable again. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Form 10-K. There can be no assurances that such conditions will continue or that our efforts to cut costs and rebuild our revenues through new customers will be successful.

Our net revenues from Sypris Technologies decreased $8.4 million from $63.3 million in 2016 to $54.9 million in 2017. Despite this decline, Sypris Technologies still represented approximately 67% of our net revenues in 2017.

Sypris Electronics. Sypris Electronics generates revenue primarily through circuit card and full box build manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work to customers in the market for aerospace and defense electronics. This includes circuit card assemblies for electronic sensors and systems ranging from radar and targeting systems, tactical ground stations, navigation systems, weapons systems, targeting and warning systems and those used in the nation’s high priority space programs. Additionally, prior to August 16, 2016, Sypris Electronics also provided trusted solutions for identity management, cryptographic key distribution and cyber analytics and manufactured complex data storage systems.

We provide our customers with a broad variety of value added solutions, from low-volume prototype assembly to high-volume turnkey manufacturing. Our manufacturing contracts for the aerospace and defense electronics market are generally sole-source by part number. Our customers include large aerospace and defense companies such as Lockheed Martin Corporation (Lockheed Martin), Northrop Grumman Corporation (Northrop Grumman), Harris Corporation (Harris) and Analog Devices, Inc. (ADI).

The industry and business environment of Sypris Electronics is highly competitive and is impacted by policy and budget decisions of the U.S. Government, as well as economic conditions. Future budget cuts, or future procurement decisions associated with the U.S. Government’s authorization and appropriations process could result in reductions, cancellations and/or delays of Sypris Electronics’ existing contracts or programs. At the same time, we often must acquire certain inventories of hard-to-find component parts or those which require longer ordering lead times, at times without the assurance of firm production orders from our customers. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.

Net revenue from Sypris Electronics decreased $1.1 million from $28.5 million to $27.4 million in 2017 compared to the prior year. The prior year includes the results of the CSS product lines, which were sold in August 2016 impacting the revenue mix and gross profit comparison for the year-over-year periods (see Note 4 to the consolidated financial statements in this Form 10-K). Revenue from the remaining electronic manufacturing business increased $10.0 million over the prior year, reflecting the ramp-up of new programs. Sypris Electronics accounted for approximately 33% of net revenue in 2017, up from 31% of our net revenue in 2016 primarily due to the decline in revenues in Sypris Technologies.

Our Markets

Sypris Technologies. The industrial manufacturing markets include automotive, truck and off-highway components and assemblies and specialty closures. The automotive and truck components and assemblies market consists of the original equipment manufacturers, or OEMs, including FCA, Ford, Freightliner, GM, Mack, Navistar, PACCAR and Volvo, and an extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. Tier 1 companies represent the primary suppliers to the OEMs and include Meritor, Dana, Detroit Diesel Corporation (Detroit Diesel), American Axle & Manufacturing Holdings, Inc. (America Axle) and Eaton, among others. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components and assemblies, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels. As noted above, the Company has determined to migrate away from certain of its traditional Tier 1 customers in the commercial vehicle markets, while seeking to replace these customers with mutually beneficial relationships, especially among the heavy truck, off-highway and automotive OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. The customers for our specialty closure products consists primarily of operators and builders of oil and gas pipelines, which are also facing significant pressures to improve quality, reduce costs and defer capital expenditures.

Sypris Electronics Although we believe that our programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense and intelligence priorities, the affordability of our products, changes in or preferences for new or different technologies, general economic conditions and other factors may affect the level of funding for existing or proposed programs.

Market conditions for our electronic manufacturing business are characterized by a number of obstacles. The nature of providing manufactured products to the aerospace and defense electronics industry as well as other regulated markets differs substantially from the commercial electronics manufacturing industry. The cost of failure can be extremely high, the manufacturing requirements are typically complex and products are produced in relatively small quantities. Companies within this industry are required to maintain and adhere to a number of strict and comprehensive certifications, security clearances and traceability standards.

Our Business Strategy

Our objective is to improve our position in each of our core markets by increasing our number of multi-year contracts with customers and investing in highly innovative and efficient production capacity to remain competitive on a global scale. We intend to serve our customers and achieve this objective by continuing to:

Concentrate on our Core Markets. We are a significant supplier of forged, machined, welded and heat-treated components and subassemblies, serving the commercial vehicle, off highway vehicle, light truck and energy markets in North America. We have been an established supplier to major aerospace and defense companies and agencies of the U.S. Government for over 40 years. We will continue to focus on those markets where we have the expertise and qualifications to achieve a competitive advantage.

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

Pursue the Strategic Acquisition of Assets. Over the long-term, we may consider the strategic acquisition of assets to consolidate our position in our core markets, expand our presence outside the U.S., create or strengthen our relationships with leading companies and expand our range of products in return for multi-year supply agreements. We target assets that can be integrated with our core businesses and that can be used to support other customers, thereby improving asset utilization and achieving greater productivity, flexibility and economies of scale.

Grow Through the Addition of New Value-Added Manufacturing Capabilities. We hope to grow through the addition of new value-added manufacturing capabilities and the introduction of additional components in the supply chain that enable us to provide a more complete solution by improving quality and reducing product cost, inventory levels and cycle times for our customers. In many instances, we offer a variety of state-of-the-art machining capabilities to our customers in the industrial manufacturing markets that enable us to reduce labor and shipping costs and minimize cycle times for our customers over the long-term, providing us with additional growth opportunities in the future.

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

Our Customers

Our five largest customers in 2017 were Detroit Diesel, Northrup Grumman, Sistemas, Tyco Electronics Subsea Communications LLC (Tyco) and Harris, which in the aggregate accounted for 52% of net revenue. Our five largest customers in 2016 were Meritor, Sistemas, Detroit Diesel, Northrup Grumman and Eaton, which in the aggregate accounted for 53% of net revenue. In 2017, Detroit Diesel, Northrup Grumman and Sistemas represented approximately 14%, 13% and 13% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2017. In 2016, Meritor, Sistemas and Detroit Diesel represented approximately 19%, 12% and 10% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2016.

Geographic Areas and Currency Fluctuations

Our operations are located in the U.S. and Mexico. Our Mexican subsidiaries and affiliates are a part of Sypris Technologies and manufacture and sell a number of products similar to those Sypris Technologies produces or previously produced in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have primarily impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiaries, because the vast majority of our transactions are denominated in U.S. dollars. For the years ended December 31, 2017 and 2016, “other income, net” included foreign currency translation losses of $0.8 million and gains of $1.0 million, respectively.

Net revenues from Mexican operations were $22.9 million, or 28%, and $11.7 million, or 13%, of our consolidated net revenues in 2017 and 2016, respectively. In 2017, net loss from our Mexican operations was $4.3 million, as compared to our consolidated net loss of $10.7 million. In 2016, net income from our Mexican operations was $0.9 million, as compared to our consolidated net income of $6.0 million. Revenues from our Mexican operations are expected to grow significantly as a percentage of our consolidated net revenues, especially in connection with the shutdown of the Broadway Plant, which occurred at the end of 2017. You can find more information about our regional operating results, including our export sales, in Note 22 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Sales and Business Development

Our principal sources of new business originate from the expansion of existing relationships, referrals and direct sales through senior management, direct sales personnel, domestic and international sales representatives, distributors and market specialists. We supplement these selling efforts with a variety of sales literature, advertising in trade media and participating in trade shows. We also utilize engineering specialists to facilitate the sales process by working with potential customers to reduce the cost of the products they need. Our specialists achieve this objective by working with the customer to improve their product’s design for ease of manufacturing or by reducing the amount of set-up time or material that may be required to produce the product. The award of contracts or programs can be a lengthy process, which in some circumstances can extend well beyond 24 months. Upon occasion, we commit resources to potential contracts or programs that we ultimately do not win.

Our objective is to increase the value we provide to the customer on an annual basis beyond the contractual terms that may be contained in a supply agreement. To achieve this objective, we commit to the customer that we will continuously look for ways to reduce the cost, improve the quality, reduce the cycle time and improve the life span of the products we supply the customer. Our ability to deliver on this commitment over time is expected to have a significant impact on customer satisfaction, loyalty and follow-on business.

Since the beginning of 2015, we have signed long term supply agreements with Detroit Diesel, Volvo and Transmisiones y Equipos Mecanicos, S.A. de C.V. (“Tremec”). We have also been awarded purchase orders for various products and components from American Axle, Meritor, Sistemas, and Dana. We have launched the Sypris Ultra® axle shaft with Detroit Diesel and have strong interest from others within the customer base who are interested in this patented product. We are continuing to explore other opportunities as they arise and have a significant list of outstanding quotations in progress, but there can be no assurances that our efforts to develop new sources of revenues will be successful.

Competition

The markets that we serve are highly competitive, and we compete against numerous domestic and international companies in addition to the internal capabilities of some of our customers. In the industrial manufacturing markets, we compete primarily against other component suppliers such as Ramkrishna Forgings Limited, Mid-West Forge, Inc., GNA Axles Limited, Brunner International, Inc., Bharat Forge, Commercial Forged Products, Spencer Forge and Machine, Inc., Traxle, SPX Flow, Inc., T.D. Williamson Inc. and National Oilwell Varco, Inc., certain of which serve as suppliers to many Tier I and smaller companies. In the aerospace and defense electronics market, we compete primarily against companies such as Celestica Inc., Jabil Circuit, Inc. and Spartan Corporation. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours. In addition, we will face new competitors as we attempt to increase and expand our business.

We believe that the principal competitive factors in our markets include the availability of capacity, currency exchange rates (especially in low-cost countries), technological capability, flexibility, financial strength and timeliness in responding to design and schedule changes, price, quality and delivery. Although we believe that we generally compete favorably with respect to many of these factors, some of our competitors, as compared to us, are larger and have greater financial and operating resources, greater geographic breadth and range of products, customer bases and brand recognition than we do. We also face competition from manufacturing operations of our current and potential customers that continually evaluate the relative benefits of internal manufacturing compared to outsourcing.

Suppliers

For portions of our business, we purchase raw materials and component parts from our customers or from suppliers chosen by our customers, at prices negotiated by our customers. When these suppliers increase their prices, cause delays in production schedules or fail to meet our customers’ quality standards, our customers have contractually agreed to reimburse us for the costs associated with such price increases and not to charge us for costs caused by such delays or quality issues. Accordingly, our risks are largely limited to accurate inspections of such materials, timely communications and the collection of such reimbursements or charges, along with any additional costs incurred by us due to delays in, interruptions of, or non-optimal scheduling of production schedules. However, for a growing part of our business, we arrange our own suppliers and assume the additional risks of price increases, quality concerns and production delays.

Raw steel and fabricated steel parts are a major component of our cost of sales and net revenue for the industrial manufacturing business. We purchase a portion of our steel for use in this business at the direction of our customers, with periodic changes in the price of steel being reflected in the prices we are paid for our products. Increases in the costs of steel or other supplies can increase our working capital requirements, scrap expenses and borrowing costs.

There can be no assurance that supply interruptions or price increases will not slow production, delay shipments to our customers or increase costs in the future, any of which could adversely affect our financial results. Delays, interruptions or non-optimal scheduling of production related to interruptions in raw materials supplies can be expected to increase our costs.

Research and Development

Our research and development expenditures were mainly related to our product lines that served the aerospace and defense electronics market. With the sale of the CSS business in August 2016, we expect research and development costs to be minimal going forward. Process improvement expenditures related to our manufacturing process are not reflected in research and development expense. Accordingly, our research and development expense represents a relatively small percentage of our net revenue. Company-sponsored research and development costs are expensed as incurred. We invested an immaterial amount in research and development in 2017 and $0.3 million in 2016.

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

Employees

As of December 31, 2017, we had a total of 607 employees, of which 451 were engaged in manufacturing, 14 were engaged in sales and marketing, 51 were engaged in engineering and 91 were engaged in administration. Approximately 349 of our employees were covered by collective bargaining agreements with various unions that expire on various dates through 2019. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements expiring within the next 12 months. In response to the reduction of business from 2015 through 2017, we have engaged in layoffs during the past three years, and our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. Although we believe overall that relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

Item 1A.     Risk Factors

Risks Related to Our Business and Forward-Looking Statements

This annual report and our other oral or written communications may contain “forward-looking” statements. These statements include our expectations or projections about the future of our industries, business strategies, the markets in which we operate, potential acquisitions, contracts with customers, new business opportunities, controlling or cutting our costs, winning new customers, returning to profitability on a consolidated basis, the expectations for Management’s Strategic Actions, our financial results, our financial condition and our views about developments beyond our control including government spending, domestic or global economic conditions, trends and market forces. These statements are based on management’s views and assumptions at the time originally made, and we undertake no obligation to update these statements, except as may be required by law. There can be no assurance that our expectations, projections or views will come to pass, and you should not place undue reliance on these forward-looking statements.

A number of significant risk factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements, including those described below. Many of these risk factors are also identified in connection with the more specific descriptions contained throughout this report.

Customers

We have experienced recent operating losses, and anticipate further operating losses in the near term, as we seek to generate new business revenues to replace the nonrenewal of several large customer contracts.

Our businesses generally will require a higher level of new business revenues in order to operate profitably. We have recently experienced operating losses and may not become profitable if we are unable to execute on management’s plans. With the recent non-renewal of a portion of the Meritor and other, less strategic, product supply agreements, we need to secure additional business with new and existing customers in a timely fashion. While we expect to generate further operating losses in the near term, we are working to increase our revenues with new or existing customers. Unless we can develop and offer new products to existing customers or obtain new customers, at the levels anticipated in both management’s strategic actions and its exit or disposal plan, we may be unable to maintain the critical mass of capital investments or talented employees that are needed to succeed in our chosen markets or to maintain our existing facilities, which could result in additional restructuring or exit costs. There can be no assurance that we will be able to generate the additional revenue targeted in our plans or to succeed in the execution of the cost-cutting initiatives in those plans.

We depend on a few key customers in challenging industries for most of our revenues.

Our five largest customers in 2017 were Detroit Diesel, Northrup Grumman, Sistemas, Tyco and Harris, which in the aggregate accounted for 52% of net revenue. While we have recently reduced the dependence of Sypris Technologies on certain non-strategic customers, an inability to increase our revenues while effectively controlling our costs would materially adversely affect our business, results of operations and financial condition. In 2018 and beyond, we will need to rapidly attract new clients and continue to diversify our customer base, despite the longer lead times typically required for new programs.

The truck components and assemblies industry has experienced consolidation, credit risk, highly cyclical market demand, labor unrest, rising steel costs, bankruptcy and other obstacles. The demand for our energy-related products lines, historically, has risen and fallen with the prices of oil and/or natural gas, as our customers’ capital expenditures budgets tend to be dependent upon energy prices. We depend on the continued growth and financial stability of customers in these industries and our core markets, as well as general economic conditions. Adverse changes affecting these customers, markets or economic conditions could harm our operating results.

The aerospace and defense electronics industry has experienced consolidation, increased competition, disruptive new technologies and uncertain funding levels. The aerospace and defense industry is also pressured by cyclicality, rapid technological change, shortening product life cycles, decreasing margins, and government procurement and certification processes. Our aerospace and defense business faces an aging portfolio of legacy programs which must be replenished with new technologies if we are to successfully maintain or expand our market share. Our failure to address any of these factors could impair our ability to grow and diversify our base of customers in this segment.

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

In light of the recent strength of the U.S. dollar, tightening margins and the strategic reduction of our traditional market share in certain commercial vehicle manufacturing sectors, the Company has recently relocated certain portions of its customer production to its Toluca plant, introducing new costs and operational risks. Rising costs of steel or component parts can cause increases in our inventory and working capital levels. The Company’s management has also implemented various profit recovery and protection plans and evaluated strategic alternatives to optimize asset values in each of the Company’s segments. Our ability to successfully execute on such plans in a timely manner and without customer disruption will be critical to our financial performance.

Unexpected changes in our customers’ demand levels have harmed our operating results in the past and could do so in the future. Many of our customers will not commit to firm production or delivery schedules. Inaccurate forecasting of our customers’ requirements can disrupt the efficient utilization of our manufacturing capacity, inventories or workforce and can cause increases in our inventory and working capital levels. If we receive unanticipated orders or rapid increases in demand, these incremental volumes could be unprofitable due to the higher costs of operating above our optimal capacity. Disagreements over pricing, quality, delivery, capacity, exclusivity or trade credit terms could disrupt order schedules. Orders may also fluctuate due to changing global capacity and demand, new products, changes in market share, reorganizations or bankruptcies, material shortages, labor disputes, freight costs, tariffs or other factors that discourage outsourcing. These forces could increase, decrease, accelerate, delay or cancel our delivery schedules.

Our ability to stabilize employee retention and execute on existing customer orders could put current revenues at risk as we proceed with the execution of our Plans. If we lose anticipated revenues, we might not succeed in redeploying our substantial capital investments and other fixed costs, potentially forcing additional plant closures, impairments of long-lived and other assets or increased losses.

Congressional budgetary constraints or reallocations could reduce our government related sales.

Sypris Electronics serves as a contractor for large aerospace and defense companies such as Northrop Grumman, Lockheed Martin and Harris, typically under federally funded programs, which represented approximately 26% and 18% of net revenue in 2017 and 2016, respectively.

Sypris Electronics was adversely affected by declines in the overall government defense market due to the effects of sequestration in the past, and may be further affected if funding for programs in which we participate, either by selling products directly to U.S. government agencies or as a subcontractor to prime contractors such as Northrup Grumman, Harris, Tyco and Analog Devices Inc., is reduced, delayed or cancelled. Our ability to obtain new contract awards also could be negatively affected.

Tariffs or other trade restrictions on imported steel or other goods could negatively impact us.

Tariffs or other trade restrictions on imported steel or other goods could cause the prices of our products or our customers’ products to increase which could reduce demand for such products and adversely impact our revenues and financial results.   If other countries were to impose retaliatory tariffs or trade restrictions, this could cause similar negative effects on our business model, especially our efforts to utilize production capacity in the Toluca plant.

For significant portions of our business, we purchase raw materials and component parts which have been designated or specified by our customers, at prices negotiated by our customers.  While these customers generally have agreed to reimburse us for the cost of such materials, including tariffs, this willingness to reimburse these costs could change in the future, and our risks will continue to include the timely communication and successful collection of any such reimbursements.  In any event, for a growing part of our business, we arrange our own suppliers and we could be impacted by the risks of any landed price increases, trade restrictions or production delays.  Increases in the costs of steel or other supplies could also increase our working capital requirements, scrap expenses and borrowing costs.

In general, there can be no assurance that any such tariffs or trade restrictions will not reduce demand, slow production, delay shipments to our customers or increase our costs in the future, any of which could adversely affect our financial results.

Suppliers

Interruptions in the supply of key components could disrupt production.

Some of our products require one or more components that are available from a limited number of providers or from sole-source providers. In the past, some of the materials we use, including steel, certain forgings or castings, capacitors and memory and logic devices, have been subject to industry-wide shortages or capacity allocations. As a result, suppliers have been forced to allocate available quantities among their customers, and we have not been able to obtain all of the materials desired. Some of our suppliers have struggled to implement reliable quality control systems which can negatively impact our operating efficiency and financial results. In downward business cycles, the tightening of credit markets has threatened the financial viability of an increasing number of suppliers of key components and raw materials and forced unanticipated shutdowns. Our inability to reliably obtain these or any other materials when and as needed could slow production or assembly, delay shipments to our customers, impair the recovery of our fixed costs and increase the costs of recovering to customers’ schedules, including overtime, expedited freight, equipment maintenance, operating inefficiencies, higher working capital and the obsolescence risks associated with larger buffer inventories. Each of these factors could adversely affect operating results.

Shortages or increased costs of utilities could harm our business and our customers.

We and our customers depend on a constant supply of electricity and natural gas from utility providers for the operation of our respective businesses and facilities. In the past, we have experienced power outages which reduced our ability to deliver products and meet our customers’ demand for those products. If we or our customers experience future interruptions in service from these providers, our production and/or delivery of products could be negatively affected. Additionally, due to the heavy consumption of energy in our production process and the businesses of our customers, if the cost of energy significantly increases, our results of operations and those of certain customers could be negatively impacted.

Execution

Contract terminations or delays could harm our business.

We often provide products under contracts that contain detailed specifications, quality standards and other terms. If we are unable to perform in accordance with such terms, our customers might seek to terminate such contracts, demand price concessions or other financial consideration or downgrade our performance ratings or eligibility for new business. Moreover, many of our contracts are subject to termination for convenience or upon default. These provisions could provide only limited recoveries of certain incurred costs or profits on completed work and could impose liability for our customers’ costs in procuring undelivered items from another source. If any of our significant contracts were to be repudiated, terminated or not renewed, we could lose substantial revenues, and our operating results as well as prospects for future business opportunities could be adversely affected.

We are subject to various audits, reviews and investigations, including private party “whistleblower” lawsuits, relating to our compliance with federal and state laws. Should our business be charged with wrongdoing, or determined not to be a “presently responsible contractor,” we could be temporarily suspended or debarred from receiving new government contracts or government-approved subcontracts.

We must operate more efficiently due to lower revenues.

If we are unable to improve the cost, efficiency and yield of our operations, and if we are not able to control costs, our financial results could suffer and we could be forced to sell additional assets, take on additional debt at higher costs or take other measures to restructure our operations or capital structure. A number of major obstacles could include:

●	difficulties experienced in connection with the closure and disposal of our Broadway Plant assets, and the potential negative impact that may have on our business prospects;

●

difficulties arising from our present financial condition, including difficulties in maintaining customer and supplier relationships and difficulties acquiring new business due to lingering concerns until we have returned to consistent profitability;

●	difficulties in executing management’s various cost reduction and profit recovery and protection plans;

●	efforts to increase our manufacturing capacity and launch new programs; efforts to migrate, restructure or move business operations from one location to another;

●	the breakdown of critical machinery or equipment;

●	inflationary pressures;

●	increased borrowing due to declines in sales;

●	changes in anticipated product mix and the associated variances in our profit margins;

●	the need to identify and eliminate our root causes of scrap;

●	our ability to achieve expected annual savings or other synergies from past and future business combinations;

●	inventory risks due to forecasting errors, shifts in market demand, the unanticipated loss of future business, or the obsolescence and/or price erosion of raw materials or component parts on hand;

●	any inability to successfully manage growth, contraction or competitive pressures in our primary markets.

Our management or systems could be inadequate to support our existing or future operations, especially as we downsize our operating staff to reduce expenses while we work to increase revenues. New customers or new contracts, particularly with new product offerings, could require us to invest in additional equipment or other capital expenditures which exceed our budgeted needs. We may have limited experience or expertise in installing or operating such equipment, which could negatively impact our ability to deliver products on time or with acceptable costs. In addition, a material portion of our manufacturing equipment requires significant maintenance to operate effectively, and we may experience maintenance and repair issues. Our efforts to restructure, relocate and consolidate a significant number of the operations, especially in our truck component manufacturing plants, could materially adversely affect our business, results of operations and financial condition. The risk of technical failures, nonconformance with customer specifications, an inability to deliver next generation products or other quality concerns could materially impair our operating results.

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

The costs related to cyber security or other security threats or disruptions may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the products we provide to customers, loss of competitive advantages derived from our research and development efforts, early obsolescence of our products, our future financial results, our reputation or our stock price.

Competition

Increasing competition could limit or reduce our market share.

As an outsourced manufacturer, we operate in highly competitive environments that often include our customers’ internal capabilities. We believe that the principal competitive factors in our markets include the availability of manufacturing capacity, increasingly unfavorable currency exchange rates (especially in low-cost countries), technological strength, speed and flexibility in responding to design or schedule changes, price, quality, delivery, cost management and financial strength. Our earnings could decline if our competitors or customers can provide comparable speed and quality at a lower cost, or if we fail to adequately invest in the range and quality of products our customers require.

Many of our competitors are larger and have greater financial and organizational resources, geographic breadth and range of products, customer bases and brand recognition than we do. As a result, our competitors may respond more quickly to technological changes or customer needs, consume lower fixed and variable unit costs, negotiate reduced component prices, and obtain better terms for financing growth. If we fail to compete in any of these areas, we may lose market share and our business could be seriously harmed. There can be no assurance that we will not experience increased competition or that we will be able to maintain our profitability if our competitive environment changes.

Our technologies could become obsolete, reducing our revenues and profitability.

The markets for our products are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities. We could fail to make required capital investments, develop or successfully market products that meet changing customer needs and anticipate or respond to technological changes in a cost-effective and timely manner. Our inability to successfully launch or sustain new or next generation programs or product features, especially in accordance with budgets or committed delivery schedules, could materially adversely affect our financial results. We could encounter competition from new or developing technologies that render our technologies and equipment less profitable or obsolete in our chosen markets and our operating results may suffer. In particular, the Company is currently developing new products and pursuing new programs in an attempt to increase Sypris Electronics’ revenue stream. However, commercializing the new products and programs is costly and has been slower than anticipated. The launch of any new products or programs within Sypris Electronics may not be successful.

Access to Capital

We could fail to fully implement our growth plans.

As the Company seeks to expand its revenues and strategically diversify its customer base, we could fail to adequately overcome significant obstacles such as slowing markets, the loss of key employees, unexpected increases in costs, or new competitors or technologies in our key markets, among other risks. The failure to fully implement our growth plans could materially adversely affect our revenues, operating results and financial condition.

Our ability to finance expansion or new business opportunities may be limited.

Our future liquidity and capital requirements depend on numerous factors other than bank borrowings or debt financing, including the pace at which we can effectively cut costs, increase revenues or successfully launch new products. One method we have historically used to increase our revenues and obtain multi-year supply agreements is to buy a customer’s non-core manufacturing assets, or to acquire alternative, but equivalent, production capabilities and to produce products for such customers under a multi-year contract. We have also pursued strategies that rely on research and development efforts to develop and commercialize our new products. We may not have the financial resources or be able to raise funds necessary to pursue these strategies under our future debt agreements which could further limit our ability to replace the loss of revenues.

Labor Relations

We must attract and retain qualified employees while successfully managing related costs.

Our future success in a changing business environment, including during rapid changes in the size, complexity or skills required of our workforce, as we experienced in 2017 and 2016, will depend to a large extent upon the efforts and abilities of our executive, managerial and technical employees. The loss of key employees, especially in a recovering economic environment, could have a material adverse effect on our operations. Our future success will also require an ability to attract and retain qualified employees, especially those with engineering or production expertise in our core business lines.

Changes in our labor costs such as salaries, wages and benefits, or the cost of providing pension and other employee benefits, changes in health care costs, investment returns on plan assets and discount rates used to calculate pension and related liabilities or other requirements to accelerate the level of our pension fund contributions to reduce or eliminate underfunded liabilities, could lead to increased costs or disruptions of operations in any of our business units.

Disputes with labor unions could disrupt our business plans.

As of December 31, 2017, we had collective bargaining agreements covering approximately 349 employees (all of which were in Sypris Technologies), or 57% of our total employees. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements expiring within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees in Mexico represented approximately 51% of the Company’s workforce, or 308 employees at December 31, 2017. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

Groundwater and other contamination has occurred at certain of our current and former facilities during the operation of those facilities by their former owners, and this contamination may occur at future facilities we operate or acquire. There is no assurance that environmental indemnification agreements we have secured from the former owners of certain of these properties will be adequate to protect us from liability.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

Our principal manufacturing operations are engaged in electronics manufacturing for our aerospace and defense customers and industrial manufacturing for our truck components and assemblies and oil and gas pipeline component customers. The following chart indicates the significant facilities that we own or lease, the location and size of each such facility and the manufacturing certifications that each facility possesses. The facilities listed below (other than the corporate office) are used principally as manufacturing facilities.

Location	Segment (Market Served)	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:
Louisville, Kentucky		Lease (2024)	13,800
Manufacturing Facilities:
Louisville, Kentucky	Sypris Technologies (Oil & Gas Pipeline Components)	Own	57,000	ISO 9001
Tampa, Florida	Sypris Electronics (Aerospace & Defense Electronics)	Lease (2027)	50,000	ISO 9001 ISO 13485 ISO 14001 AS 9100 AS5553 NASA-STD-8739 IPC-A-610, Rev D, Class 3 J-STD-001, Rev D, Class 3 NADCAP accredited
Toluca, Mexico	Sypris Technologies (Truck Components and Oil & Gas Pipeline Components)	Lease (2026)	215,000	TS 16949 ASME Certified Clean Industry Certified

The Company also owns a 450,000 square foot facility in Louisville, Kentucky (the “Broadway Plant”), which was idled as of December 31, 2017.

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at various of our facilities.

Certification/Specification	Description

AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

AS 5553	A certification process intended for use by aerospace and military manufactures to mitigate the risk or receiving and installing counterfeit electronic parts.

ASME Certified	Performance criteria determined by the American Society of Mechanical Engineers.

Clean Industry Certified	Mexican Environmental Protection Agency sponsored voluntary regulatory program for pollution control.

Certification/Specification	Description

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

Item 3.     Legal Proceedings

On January 15, 2016, Sypris Electronics initiated a declaratory judgment action in the Circuit Court of Hillsborough County, Florida seeking to resolve certain claims made by Sweetwell Industrial Associates, LLP (“Sweetwell”), in a notice of alleged default under our lease in Tampa, Florida. On February 16, 2016, Sweetwell, the landlord under that lease, filed its answer and counterclaim and its third party complaint against the Company, as a guarantor under the lease. The landlord claimed that certain repairs must be made immediately and/or at the end of the lease term. On April 7, 2017, the Company entered into a settlement agreement with Sweetwell, whereby the Company paid $448,000 to Sweetwell to resolve the disputes and the legal proceeding was dismissed.

Groundwater and other contamination has occurred at certain of our current and former facilities during the operation of those facilities by their former owners, and this contamination may occur at future facilities we operate or acquire. There is no assurance that environmental indemnification agreements we have secured from the former owners of certain of these properties will be adequate to protect us from liability. No administrative or judicial proceedings with respect to these or any other environmental regulations or conditions are pending against the Company or known by the Company to be contemplated by Government authorities.

The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for these other asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these other legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

	High	Low
Year ended December 31, 2017:
First Quarter	$1.17	$0.83
Second Quarter	1.79	1.02
Third Quarter	1.84	1.35
Fourth Quarter	1.75	1.26

Year ended December 31, 2016:
First Quarter	$2.25	$0.64
Second Quarter	1.25	0.85
Third Quarter	1.49	0.75
Fourth Quarter	1.10	0.84

As of March 12, 2018, there were 632 holders of record of our common stock. No cash dividends were declared during 2017 or 2016.

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. We do not anticipate paying dividends in 2018.

There were no shares of common stock repurchased during the three months ended December 31, 2017.

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

We are organized into two business segments, Sypris Technologies and Sypris Electronics. Sypris Technologies, which is comprised of Sypris Technologies, Inc. and its subsidiaries, generates revenue primarily from the sale of forged, machined, welded and heat-treated steel components and subassemblies including commercial vehicle component parts, high-pressure closures and other fabricated products. Sypris Electronics, which is primarily comprised of Sypris Electronics, LLC, generates revenue primarily through circuit card and full box build manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work. Additionally, prior to August 16, 2016, Sypris Electronics included the CSS product lines (see Note 4 to the consolidated financial statements in this Form 10-K).

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

Sypris Technologies Outlook

In North America, production levels for light, medium and heavy duty trucks steadily increased from a low in the depressed economic environment of 2008 and 2009 through 2015. However, demand in the U.S. commercial vehicle industry softened beginning in the fourth quarter of 2015 along with other durable and non-durable goods sectors in the North American economy and remained soft through most of 2017. The continued strength of the U.S. dollar, the tightening of margins in certain sectors of the commercial vehicle markets and the generally softening markets led the Company to reevaluate the strategic importance of each of its customers to the Company’s long-term success. In connection with this reevaluation process, the Company and Meritor determined not to renew their supply agreement for certain of Meritor’s domestic, forged axle shafts beginning in 2017. However, the Company continues to supply significant volumes of component parts to Sistemas Automotrices de Mexico, S.A de C.V. (“Sistemas”), Meritor’s joint venture in Mexico, and continues to supply axle shafts to Meritor’s Brazilian subsidiary. The Company has had a similar reduction in its business with Eaton.

The oil and gas markets, served by our Tube Turns® brand of engineered product lines, were also impacted during 2015 and 2016, as some of our customers’ revenues and capital expenditures declined following the decline in oil prices that began in 2014 and the subsequent price volatility for oil and natural gas. However, oil prices seem to be stabilizing and the oil and gas outlook appears to be improving as domestic pipeline projects continue to be active with U.S. domestic gas and oil production increasing in 2017 and are expected to increase in 2018.

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

Sypris Electronics Outlook

We have faced challenges within Sypris Electronics, such as the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally over the last several years, the emergence of new competitors to our manufacturing capabilities, as well as federal government spending uncertainties in the U.S. and the allocation of funds by the U.S. Department of Defense. Despite the uncertainty, revenues for our electronic manufacturing business increased in 2016 and 2017, as we have begun to generate revenue from the ramp-up of new electronic manufacturing programs.

We have recently announced new program awards for Sypris Electronics that contributed to the revenue growth in 2017, with certain programs continuing into 2018 and 2019. In addition to program awards related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded programs related to the communication and navigation markets which align with our unique capabilities for delivering products for complex, high cost of failure platforms. We expect to compete favorably for follow-on business opportunities on future builds of these programs, as our competitiveness is enhanced by the reduction in our overhead structure following our relocation into a new manufacturing facility as of the beginning of 2017.

On August 16, 2016, the Company completed the sale of certain assets, intellectual property, contracts and other assets of Sypris Electronics (the “CSS Sale”) comprised principally of the CSS product lines. Revenue from the CSS product lines is included in our results of operations until the time of sale since the sale was not classified as a discontinued operation in our consolidated financial statements. The assets were sold for $42.0 million in cash consideration, $1.5 million of which was released from escrow to the Company during the third quarter of 2017 after being held in escrow for 12 months from the sale date in connection with certain customary representations, warranties, covenants and indemnifications of the Company. The retained portion of the Sypris Electronics segment continues to provide electronic manufacturing and design support to customers in the aerospace, defense and severe environment markets, among others.

In connection with the CSS Sale, management prepared a business plan for the electronic manufacturing business retained by Sypris Electronics. This plan included a continuing effort to grow and diversify its electronic manufacturing business and the identification of opportunities for cost reductions and cash flow enhancements for the retained portion of the business. These efforts have contributed to Sypris Electronics’ positive operating income performance for the year ended December 31, 2017.

Strategic Actions

The Company completed a number of strategic actions during 2015 and 2016 in response to the nonrenewal of its supply agreement with certain Tier I automotive customers primarily due to global pricing constraints, the downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other market and economic factors impacting the Company during this period. Actions taken during 2015 and 2016 include: (i) the initiation of the exit of the Broadway Plant (see discussion below), (ii) the CSS sale, (iii) the Toluca Sale-Leaseback, (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the relocation of its Sypris Electronics operation to a new facility (see discussion below), (vi) reductions in workforce at all locations, and (vii) other reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments (see Notes 3, 4 and 5 to the consolidated financial statements in this Form 10-K). Using a portion of the proceeds generated from asset sales noted above, the Company paid off all of its most senior, secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016. During this period, the Company also received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6.5 million in principal, scheduled to mature in part in 2021, 2023 and 2025.

During 2016, the Company also initiated the process of qualifying production for certain oil and gas industry components in Mexico that were previously produced solely in the United States. Qualification of production for the first group of these components was completed for the Mexico facility during 2016. This capacity reallocation continued in 2017 and the Company expects it will provide the Company with the ability to source components for this market in both the United States and Mexico.

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

The Company has embraced a strategic change in its business by repositioning away from certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with longer-term relationships, especially among the heavy truck, off-highway and automotive OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”) that expired on January 1, 2017, which utilized production at the Company’s Broadway Plant, and the Company has had a similar reduction in certain portions of its business with Eaton. As a result of these decisions, the Company experienced a significant reduction in its commercial vehicle revenues in 2017 (See Note 3 to the consolidated financial statements in this Form 10-K).

On November 22, 2016, the Board of Directors of the Company approved moving forward with the exploration of a range of strategic options for the Broadway Plant, including the divestiture of the plant, the transitional reduction in its operations to accommodate lower volumes, the relocation of production to other Company facilities as needed, and/or the closure of the plant. Accordingly, management explored various exit or disposal options for the Broadway Plant with the input of our salaried and unionized employees, our customers and others within the industry. On February 21, 2017, with the benefit of management’s analysis, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which was substantially complete as of December 31, 2017. The Company has relocated certain assets from the Broadway Plant to other manufacturing facilities as needed to serve its existing and target customer base and identified underutilized or non-core assets for disposal. Management expects to use a portion of the proceeds from the sale of any underutilized or non-core assets to fund costs incurred on the transfer of equipment from the Broadway Plant in 2018. Management will evaluate options for the real estate and any remaining assets in the Broadway Plant in 2018.

Our failure or inability to realize our key financial objectives could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results. See “Risk Factors – We have experienced recent operating losses, and anticipate further operating losses in the near term, as we seek to generate new business revenues to replace the nonrenewal of several large customer contracts” in Part I, Item 1A of this Annual Report on Form 10-K. See also Note 2 to the consolidated financial statements in this Form 10-K.

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

Net Revenue and Cost of Sales. The Company recognizes manufacturing revenue when goods have been shipped to our customer, title has passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. Amounts representing contract change orders or claims are included in net revenue when such costs are invoiced to the customer. Shipping and handling costs charged to our customers are included in net revenue, while the corresponding shipping expenses are included in costs of sales.

The Company also provides engineering design services and repair or inspection services, which are separate from the manufacturing of a product. Revenue for services is generally recognized when the services are rendered. Additionally, in 2016 and in prior years, the Company provided engineering and cyber analytic services through its CSS business, which was sold on August 16, 2016 (see Note 4). Revenue for engineering and cyber analytic services was generally recognized upon completion of the engineering process or in accordance with milestone billings.

Net revenue from services, including those provided through the Company’s CSS business prior to its sale in August 2016, were less than 10% of our total revenue for all periods presented, and accordingly, are included in net revenue in the consolidated statements of operations.

The Company previously separately reported revenue as either products revenue for company designed products or as outsourced services revenue, primarily when the design specifications for the manufactured products were provided by our customers. Net revenue and cost of sales in the 2016 consolidated statement of operations have been reclassified to conform to the 2017 presentation.  There is no impact on net income or stockholders’ equity as a result of these reclassifications.

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

Pension Plan Funded Status.  Our U.S. defined benefit pension plans are closed to new entrants and only $6,000 of service-related costs was recorded in 2017 related to a small number of participants who are still accruing benefits in the Louisville Hourly and Salaried Plans. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Plan liabilities at December 31, 2017 are based upon a discount rate of 3.55% which reflects the Above Mean Mercer Yield Curve rate as of December 31, 2017 rounded to the nearest 5th basis point. Declining discount rates increase the present value of future pension obligations; a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $0.9 million. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of 5.15% for the Louisville Hourly Plan, 5.80% for the Marion Plan and 6.30% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2017 was appropriate. A change in the assumed rate of return on plan assets of 100 basis points would result in a $0.3 million change in the estimated 2018 pension expense.

At December 31, 2017, we have $14.6 million of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated Other Comprehensive Income and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants.

Reserve for Excess, Obsolete and Scrap Inventory. We record inventory at the lower of cost, determined under the first-in, first-out method, or net realizable value, and we reserve for excess, obsolete or scrap inventory. These reserves are primarily based upon management’s assessment of the salability of the inventory, historical usage of raw materials, historical demand for finished goods and estimated future usage and demand. An improper assessment of salability or improper estimate of future usage or demand, or significant changes in usage or demand could result in significant changes in the reserves and a positive or a negative impact on our consolidated results of operations in the period the change occurs.

Stock-based Compensation. We account for stock-based compensation in accordance with the fair value recognition provisions using the Black-Scholes option-pricing method, which requires the input of several subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term) and the estimated volatility of our common stock price over the expected term. The dividend yield is assumed to be zero as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future. Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and consequently, the related expense recognized in the consolidated statements of operations.

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

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, ASC 740 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment is largely dependent upon projected near-term profitability including the effects of tax planning. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. We have recorded valuation allowances against deferred tax assets in the U.S. and Mexico where realization has been determined to be uncertain. If we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made.

Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act was enacted on December 22, 2017 (see Note 20 for discussion of the charge recorded upon enactment). The Tax Act significantly modifies the U.S. corporate income tax system by, among other things, reducing the federal income tax rate from 35% to 21% beginning in 2018, limiting certain deductions, including limiting the deductibility of interest expense to 30% of U.S. Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), imposing a mandatory one-time deemed repatriation tax on accumulated foreign earnings and creating a territorial tax system that changes the manner in which future foreign earnings are subject to U.S. tax.

As of December 31, 2017, the Company has materially completed its accounting for the tax effects of the enactment of the Tax Act. The Company has recognized a tax benefit of $0.2 million in the year ended December 31, 2017 primarily from the realization of alternative minimum tax credits.

Results of Operations

We operate in two segments, Sypris Technologies and Sypris Electronics. The table presented below compares our segment and consolidated results of operations from 2017 to 2016. The table presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

				Year Over	Results as Percentage of
			Year Over	Year	Net Revenue for the
	Year Ended		Year	Percentage	Year Ended
	December 31,		Change	Change	December 31,
			Favorable	Favorable
	2017	2016	(Unfavorable)	(Unfavorable)	2017	2016
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$54,891	$63,324	$(8,433)	(13.3)%	66.7%	69.0%
Sypris Electronics	27,403	28,473	(1,070)	(3.8)	33.3	31.0
Total net revenue	82,294	91,797	(9,503)	(10.4)	100.0	100.0

Cost of sales:
Sypris Technologies	54,496	63,578	9,082	14.3	99.3	100.4
Sypris Electronics	24,816	27,470	2,654	10.3	90.6	96.5
Total cost of sales	79,312	91,048	11,736	12.9	96.4	99.2

Gross profit (loss):
Sypris Technologies	395	(254)	649	NM	0.7	(0.4)
Sypris Electronics	2,587	1,003	1,584	157.9	9.4	3.5
Total gross profit	2,982	749	2,233	298.1	3.6	0.8

Selling, general and administrative	13,128	22,008	8,880	40.3	15.9	24.0
Research and development	38	330	292	88.5	0.0	0.4
Severance, relocation and other costs	2,360	1,169	(1,191)	(101.9)	2.9	1.3

Operating loss	(12,544)	(22,758)	10,214	44.9	(15.2)	(24.8)

Interest expense, net	809	4,882	4,073	83.4	1.0	5.3
Loss on extinguishment of debt	—	1,521	1,521	NM	—	1.7
Other income, net	(1,913)	(35,505)	(33,592)	(94.6)	(2.3)	(38.7)
(Loss) income before income taxes	(11,440)	6,344	(17,784)	NM	(13.9)	6.9

Income tax (benefit) expense, net	(618)	301	919	NM	(0.8)	0.3

Net (loss) income	$(10,822)	$6,043	$(16,865)	NM	(13.1)%	6.6%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies decreased $8.4 million from the prior year to $54.9 million in 2017. The nonrenewal of the supply agreements with Meritor and Eaton accounted for a decrease of $18.5 million for the year ended December, 31, 2017. This was partially offset by an increase in demand from customers in the oil and gas industries of $5.5 million and higher demand from customers in the commercial vehicle industries of $4.5 million. Revenue for Sypris Technologies is expected to increase in 2018, primarily attributable to expected commercial vehicle and oil and gas market growth and new program launches.

Sypris Electronics derives its revenue primarily from circuit card and box build manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics decreased $1.1 million to $27.4 million in 2017. The prior year includes the results of the CSS product lines, which were sold in August 2016 impacting the revenue mix and gross profit comparison for the year-over-year periods (see Note 4 to the consolidated financial statements in this Form 10-K). If the results of the CSS product lines were excluded from the prior year’s results, revenue would have increased $10.0 million over the prior year, reflecting the ramp-up of new programs.

Gross Profit. Sypris Technologies’ gross profit improved $0.7 million to $0.4 million in 2017 as compared to a loss of $0.3 million in the prior year. Sypris Technologies has continued to adjust its fixed overhead structure in order to better align with current volumes. Volume reductions from the nonrenewal of supply agreements resulted in a decrease in gross profit of $1.3 million for the year ended December 31, 2017. Additionally, gross profit for the year was impacted by additional labor costs associated with the transition of operations from the Broadway Plant to other facilities, equipment repairs and major maintenance expenses incurred during the period. The impact of cost reduction actions following the transition of operations from the Broadway Plant are expected to contribute to increased gross margin beginning in 2018. Partially offsetting the cost increases in 2017 was increased contribution margin from the revenue growth, primarily within the oil and gas markets, which contributed to an increase in gross profit of $3.4 million.

Sypris Electronics’ gross profit increased $1.6 million to $2.6 million in 2017. Gross profit for 2016 include the results of the CSS product lines, which were sold in August 2016, impacting the revenue mix and gross profit comparison for the year-over-year periods. During 2017, Sypris Electronics began shipments on a higher margin program, which began ramping up in the second quarter of 2017.

Looking ahead to 2018, we anticipate an improvement in gross profit from both segments. The Company’s completion of the transition of operations from the Broadway Plant to other manufacturing facilities is expected to result in reductions in employment costs, occupancy and related facility fixed costs and depreciation expense, all of which are expected to be realized, beginning in the first quarter of 2018.

Selling, General and Administrative. Selling, general and administrative expense decreased $8.9 million to $13.1 million in 2017 as compared to $22.0 million in 2016, primarily as a result of certain cost reduction activities initiated in 2016 including employee compensation and headcount reductions and the sale of the CSS business in August 2016. Additionally, selling, general and administrative expenses in 2016 included consulting fees related to our debt refinancing and cash management efforts and a $0.5 million accrual for a contingent liability related to the exit of one of our leased facilities recorded in 2016 and $0.5 million in related move costs in connection with the exit (see Note 17 to the consolidated financial statements in this Form 10-K). Selling, general and administrative expense decreased as a percentage of revenue to 15.9% in 2017 from 24.0% in 2016 as a result of the efforts described above. The Company expects a slight increase in selling, general and administrative expense in 2018, however the expense as a percent of revenue is expected to decline from the 2017 level.

Severance, Relocation and Other Costs. Severance, relocation and other costs were $2.4 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively. Severance, relocation and other costs are comprised of charges related to the headcount reductions associated with the closure of the Broadway Plant and equipment relocation costs incurred during the period (see Note 3 to the consolidated financial statements in this Form 10-K). Severance costs in 2016 also include headcount reductions within Sypris Technologies as a result of lower volumes and not associated with the Broadway Plant transition.

As a result of the transition of operations from the Broadway Plant, the Company recorded, or expects to record in future periods, aggregate pre-tax expenses of approximately $3.6 million, consisting of the following: $1.4 million in severance and benefit costs, $1.5 million in equipment relocation costs, $0.2 million in asset impairment costs and $0.5 million in other costs. Of the aggregate $3.6 million in pre-tax costs, we expect $3.4 million to be cash expenditures, of which $3.0 million had been incurred as of December 31, 2017. Future cash outflows related to these programs are expected to be funded from proceeds generated from the sale of assets and are not expected to have a material adverse impact on our liquidity. Of the total program, we recorded $2.4 million in 2017 and $0.6 million in 2016, which is included in severance, relocation and other costs on the consolidated statement of operations. Charges for 2017 consisted of $1.0 million for employee severance and benefit costs and $1.4 million for equipment move costs. Charges for 2016 consisted of $0.4 million for employee severance and benefit costs, $0.2 million in non-cash asset impairments and other various charges.

Interest Expense, Net. Interest expense for the year ended December 31, 2017 decreased $4.1 million to $0.8 million. The Revolving Credit Facility and Term Loan were repaid during the third quarter of 2016, and the Company wrote off the remaining unamortized debt issuance and modification costs (see Note 14 to the consolidated financial statements in this Form 10-K). The weighted average interest rate decreased to 8.0% in 2017 from 10.4% in 2016, while our weighted average debt outstanding decreased to $6.5 million during 2017 from $15.8 million during 2016.

Loss on Extinguishment of Debt. During the third quarter of 2016, the Company used proceeds from the CSS Sale to payoff the Revolving Credit Facility and Term Loan. For the year ended December 31, 2016, we recognized a loss of $1.5 million on the early extinguishment of debt for prepayment penalties.

Other Income, Net. Other income, net, decreased $33.6 million to $1.9 million for 2017 from $35.5 million in 2016. Other income for 2017 includes $2.7 million related to the gain recorded on the sale of idle assets within Sypris Technologies. The gain was partially offset by foreign currency related translation losses of $0.8 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

Other income for 2016 includes a gain of $31.2 million from the CSS Sale (see Note 4 to the consolidated financial statements in this Form 10-K). Additionally, other income for 2016 includes $2.4 million related to the gain recognized on the Toluca Sale-Leaseback completed during the first quarter of 2016 (see Note 5 to the consolidated financial statements in this Form 10-K). During the year ended December 31, 2016, the Company recognized net foreign currency gains of $1.0 million.

Income Taxes. The 2017 income tax provision consists of current tax expense of $49 thousand and a deferred tax benefit of $0.7 million. The current tax expense in 2016 and 2017 includes taxes paid by our Mexican subsidiaries and domestic state income taxes. The 2017 current tax expense also includes $0.2 million benefit from the realization of alternative minimum tax credits as a result of the recent tax legislation. The 2017 deferred tax benefit includes a $0.7 million benefit recorded due to the required intraperiod tax allocation resulting from the loss from continuing operations and other comprehensive income.

Quarterly Results

The following table presents our unaudited condensed consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2017. The quarterly results are presented on a 13-week period basis. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period. The sum of quarterly earnings per share may differ from the full-year amounts due to rounding.

	2017				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:
Sypris Technologies	$12,760	$14,059	$13,547	$14,525	$17,827	$14,769	$14,796	$15,932
Sypris Electronics	5,425	7,190	7,824	6,964	9,111	8,735	6,588	4,039
Total net revenue	18,185	21,249	21,371	21,489	26,938	23,504	21,384	19,971
Cost of sales:
Sypris Technologies	13,547	13,769	14,208	12,972	18,483	15,029	15,159	14,907
Sypris Electronics	5,328	5,890	6,509	6,917	7,728	7,726	6,784	5,232
Total cost of sales	18,875	19,659	20,717	19,889	26,211	22,755	21,943	20,139
Gross profit (loss):
Sypris Technologies	(787)	290	(661)	1,553	(656)	(260)	(363)	1,025
Sypris Electronics	97	1,300	1,315	(125)	1,383	1,009	(196)	(1,193)
Total gross profit (loss)	(690)	1,590	654	1,428	727	749	(559)	(168)
Selling, general and administrative	3,423	3,591	3,147	2,967	6,503	5,268	5,370	4,867
Research and development	22	9	5	2	124	90	104	12
Severance, relocation and other costs	998	880	357	125	484	38	—	647
Operating (loss) income	(5,133)	(2,890)	(2,855)	(1,666)	(6,384)	(4,647)	(6,033)	(5,694)
Interest expense, net	188	206	208	207	876	964	2,828	214
Loss on extinguishment of debt	—	—	—	—	—	—	1,521	—
Other (income), net	(2,004)	27	15	49	(2,162)	(409)	(31,595)	(1,339)
(Loss) income before tax	(3,317)	(3,123)	(3,078)	(1,922)	(5,098)	(5,202)	21,213	(4,569)
Income tax expense (benefit)	(9)	24	55	(688)	1	1	220	79
Net (loss) income	$(3,308)	$(3,147)	$(3,133)	$(1,234)	$(5,099)	$(5,203)	$20,993	$(4,648)
(Loss) income per common share:
Basic	$(0.16)	$(0.15)	$(0.15)	$(0.06)	$(0.26)	$(0.26)	$1.02	$(0.23)
Diluted	$(0.16)	$(0.15)	$(0.15)	$(0.06)	$(0.26)	$(0.26)	$1.02	$(0.23)

Liquidity and Capital Resources

As a result of Sypris Technologies’ nonrenewal of certain supply agreements, the Company experienced substantially reduced levels of revenue and cash flows beginning in 2015. Additionally, softness in the commercial vehicle market, which began in the fourth quarter of 2015 and continued through 2016. These developments prompted us to re-examine our strategies, develop recovery plans and cut our costs significantly. Reductions in our available liquidity have also required closer monitoring of the timing of our capital expenditures and cash flows in order to manage our business operations.

In response to the events described above, we took significant actions during 2015 and 2016 to identify alternative uses for certain related assets and other contingency plans, including the sale of the Company’s manufacturing facility in Morganton, North Carolina within the Sypris Technologies segment. In 2015, we received approximately $15.7 million in total consideration for the Morganton Sale and related transactions, all of which were applied to pay down a portion of our senior secured debt, which consisted of a Term Loan and Revolving Credit Facility.

During the first quarter of 2016, the Company entered into the Toluca Sale-Leaseback transaction whereby we sold the entire facility and leased back the portion of the facility currently occupied by the Company in Toluca, Mexico, for our continued use as a manufacturing facility for ten years commencing upon the execution of the lease and terminating on March 9, 2026. The transaction generated gross proceeds of 215.0 million Mexican Pesos, or approximately $12.2 million in U.S. dollars (see Note 5 to the consolidated financial statements in this Form 10-K).

On August 16, 2016, the Company completed the CSS Sale comprised of its CSS product lines (see Note 4 to the condensed consolidated financial statements in this Form 10-Q). The assets were sold for $42.0 million in cash consideration, $1.5 million of which was released from escrow to the Company during the third quarter of 2017 after being held in escrow for 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company. A portion of the proceeds from the CSS Sale was used to pay off the Term Loan and pay down the outstanding balances under the Revolving Credit Facility.

During 2017, the Company completed the transfer of production and the relocation of certain manufacturing assets from its Broadway Plant to other manufacturing facilities, as needed, to serve its existing and targeted customer base. During the fourth quarter of 2017, the Company terminated all production at the Broadway Plant. As a result of the closure of the Broadway Plant and the transfer of production, the Company expects to incur lower employment costs, occupancy and related facility fixed costs and depreciation expense beginning in 2018, which is expected to contribute to higher levels of gross profit and operating income for Sypris Technologies.

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

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of December 31, 2017. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

During 2017, the Company amended its secured promissory note obligation with GFCM to, among other things: (i) extend the maturity dates for $2.5 million of the obligation to April 1, 2021, $2.0 million to April 1, 2023 and the balance to April 1, 2025, (ii) adjust the interest rate beginning on April 1, 2019 and on each April 1 thereafter, to reflect the greater of 8.0% or 500 basis points above the five-year Treasury note average during the previous 90-day period, (iii) allow for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2021 and 2023, and (iv) provide for a first security interest in substantially all assets, including those in Mexico (see Note 13 to the consolidated financial statements in this Form 10-K).

Capital Lease Obligations. On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215 million Mexican Pesos, or approximately $12.2 million in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca (see Note 5). As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $2.9 million for the building as of December 31, 2017.

In January 2018, the Company entered into a capital lease for $1.3 million for new production equipment installed at its Sypris Electronics facility during 2017.

Purchase Commitments. We also had purchase commitments totaling approximately $3.3 million at December 31, 2017, primarily for inventory and manufacturing equipment.

Cash Balance. At December 31, 2017, we had approximately $8.1 million of cash and cash equivalents, of which $1.6 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Cash Flows from Operating, Investing and Financing Activities

Operating Activities. Net cash used by operating activities was $9.5 million in 2017, as compared to $19.3 million in 2016. Cash of $1.4 million was used to finance increased accounts receivable in 2017 as a result of the timing of revenue being weighted toward the last month of the year. The investment in inventory in 2017 resulted in a usage of cash of $3.2 million. There was a corresponding increase in accounts payable in 2017, which resulted in a source of cash of $3.5 million. The increase in inventory and accounts payable primarily includes balances to support the new program revenue growth for Sypris Electronics. Additionally, prepaid expenses decreased during the year, resulting in a source of cash of $1.0 million

Investing Activities. Net cash provided by investing activities was $2.7 million in 2017 as compared to $48.3 million in 2016. Net cash provided by investing activities for the year ended December, 31, 2017 includes proceeds of $2.8 million from the sale of idle assets by Sypris Technologies during the period. Additionally, $1.5 million of the escrow balance from the CSS Sale was released to the Company during 2017 (see Note 4 to the consolidated financial statements in this Form 10-K).

Net cash provided by investing activities for 2016 includes net cash proceeds of $11.1 million from the Toluca Sale-Leaseback transaction completed in the first quarter of 2016 (see Note 5 to the consolidated financial statements in this Form 10-K). Additionally, the Company completed the sale of the CSS businesses during the year ended December 31, 2016, which resulted in net cash proceeds of $39.3 million (see Note 4 to the consolidated financial statements in this Form 10-K). As required as part of the CSS Sale, $1.5 million of the proceeds was held in escrow for 12 months in connection with certain customary representations, warranties, covenants and indemnifications of the Company. Net cash provided by investing activities in 2016 also includes proceeds of $1.2 million from the sale of idle assets primarily within Sypris Technologies. Capital expenditures in both periods represented maintenance levels of investment.

Financing Activities. Net cash used in financing activities was $0.3 million in 2017 as compared to $15.1 million in 2016. Net cash used in financing activities in 2017 included payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation and capital lease payments of $0.2 million.

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

Off-Balance Sheet Arrangements

On December 31, 2017, other than operating leases, we had no material off-balance sheet arrangements.

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

Item 8.     Financial Statements and Supplementary Data

SYPRIS SOLUTIONS, INC.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Sypris Solutions, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2014.

Louisville, Kentucky

March 20, 2018

 SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year ended December 31,
	2017	2016

Net revenue	$82,294	$91,797
Cost of sales	79,312	91,048
Gross profit	2,982	749
Selling, general and administrative	13,128	22,008
Research and development	38	330
Severance, relocation and other costs	2,360	1,169
Operating loss	(12,544)	(22,758)
Interest expense, net	809	4,882
Loss on extinguishment of debt	0	1,521
Other income, net	(1,913)	(35,505)
(Loss) income before income taxes	(11,440)	6,344
Income tax (benefit) expense, net	(618)	301
Net (loss) income	$(10,822)	$6,043
(Loss) income per common share:
Basic	$(0.53)	$0.30
Diluted	$(0.53)	$0.30
Cash dividends per common share	$0.00	$0.00
Weighted average shares outstanding:
Basic	20,326	19,861
Diluted	20,326	19,861

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year ended December 31,
	2017	2016

Net (loss) income	$(10,822)	$6,043
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $267 and $0 in 2017 and 2016, respectively	419	(1,780)
Employee benefit related, net of tax of $400 and $0 in 2017 and 2016, respectively	628	942
Other comprehensive income (loss)	1,047	(838)
Comprehensive (loss) income	$(9,775)	$5,205

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$8,144	$15,270
Restricted cash	0	1,500
Accounts receivable, net	9,317	8,010
Inventory, net	17,641	14,558
Other current assets	2,003	2,730
Assets held for sale	2,898	832
Total current assets	40,003	42,900
Property, plant and equipment, net	15,574	17,943
Other assets	1,578	1,794
Total Assets	$57,155	$62,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,465	$6,693
Accrued liabilities	10,330	10,821
Current portion of capital lease obligations	829	208
Total current liabilities	21,624	17,722
Note payable – related party	6,435	6,375
Long-term capital lease obligations	3,397	2,950
Other liabilities	8,769	9,492
Total liabilities	40,225	36,539
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,438,269 shares issued and 21,422,077 outstanding in 2017 and 21,330,882 shares issued and 21,329,690 outstanding in 2016	214	213
Additional paid-in capital	153,858	153,252
Accumulated deficit	(111,591)	(100,769)
Accumulated other comprehensive loss	(25,551)	(26,598)
Treasury stock, 16,192 and 1,192 shares in 2017 and 2016, respectively	0	0
Total stockholders’ equity	16,930	26,098
Total liabilities and stockholders’ equity	$57,155	$62,637

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(10,822)	$6,043
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,884	6,288
Deferred income taxes	(667)	0
Non-cash compensation	730	1,372
Deferred loan costs amortized	60	2,261
Loss on extinguishment of debt	0	1,521
Net gain on sale of assets	(2,668)	(33,626)
Provision for excess and obsolete inventory	116	880
Other noncash items	(32)	(1,440)
Changes in operating assets and liabilities:
Accounts receivable	(1,419)	4,072
Inventory	(3,204)	(1,809)
Prepaid expenses and other assets	951	(81)
Accounts payable	3,491	(4,610)
Accrued and other liabilities	121	(175)
Net cash used in operating activities	(9,459)	(19,304)
Cash flows from investing activities:
Capital expenditures	(1,637)	(1,763)
Proceeds from sale of assets	2,801	51,581
Change in restricted cash	1,500	(1,500)
Net cash provided by investing activities	2,664	48,318
Cash flows from financing activities:
Repayment of term loan	0	(11,714)
Repayment of revolving credit agreement	0	(2,132)
Penalty paid on early extinguishment of debt	0	(1,521)
Proceeds from related party note payable	0	1,000
Debt issuance and modification costs	0	(379)
Capital lease payments	(208)	(156)
Indirect repurchase of shares for minimum statutory tax withholdings	(123)	(191)
Net cash used in financing activities	(331)	(15,093)
Net (decrease) increase in cash and cash equivalents	(7,126)	13,921
Cash and cash equivalents at beginning of year	15,270	1,349
Cash and cash equivalents at end of year	$8,144	$15,270

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Expenditures funded by capital lease borrowings	$1,277	$0

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2016 balance	20,776,544	$208	$152,077	$(106,812)	$(25,760)	$(1)
Net income	0	0	0	6,043	0	0
Employee benefit related	0	0	0	0	942	0
Foreign currency translation adjustment	0	0	0	0	(1,780)	0
Restricted common stock grant	793,500	5	(5)	0	0	1
Noncash compensation	48,000	0	1,372	0	0	0
Treasury stock	(94,000)	0	0	0	0	0
Retire treasury stock	(194,354)	0	(192)	0	0	0
December 31, 2016 balance	21,329,690	$213	$153,252	$(100,769)	$(26,598)	$0

Net loss	0	0	0	(10,822)	0	0
Employee benefit related, net of tax	0	0	0	0	628	0
Foreign currency translation adjustment, net of tax	0	0	0	0	419	0
Restricted common stock grant	199,000	2	(2)	0	0	0
Noncash compensation	42,000	0	730	0	0	0
Treasury stock	(39,000)	0	0	0	0	0
Retire treasury stock	(109,613)	(1)	(122)	0	0	0
December 31, 2017 balance	21,422,077	$214	$153,858	$(111,591)	$(25,551)	$0

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

Nature of Business

Sypris is a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. The Company produces a wide range of manufactured products, often under multi-year, sole-source contracts with corporations and government agencies. The Company offers such products through its two business segments, Sypris Technologies, Inc. (“Sypris Technologies”) and Sypris Electronics, LLC (“Sypris Electronics”). Sypris Technologies derives its revenue primarily from the sale of forged, machined, welded and heat-treated steel components primarily for the heavy commercial vehicle and high-pressure energy pipeline applications. Sypris Electronics derives its revenue primarily from circuit card and box build manufacturing, high reliability manufacturing and systems assembly and integration. Most products are built to the customer’s design specifications. The Company also provides engineering design services and repair or inspection services. Additionally, prior to August 16, 2016, Sypris Electronics provided certain cybersecurity-related services and data storage products (the “CSS business”) (see Note 4). See Note 22 for additional information regarding our segments.

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

Software Development Costs

Software development costs for Sypris Electronics were expensed as incurred until technological feasibility has been established, at which time those costs were capitalized as intangible assets until the software was implemented into products sold to customers. Capitalized software development costs were amortized on a straight-line basis over the estimated useful life of the software, which was eighteen months. Costs incurred to enhance existing software or after the implementation of the software into a product were expensed in the period incurred and included in research and development expense in the consolidated statements of operations. All capitalized software development costs were included in the sale of the CSS business in 2016 (see Note 4). For the year end December 31, 2016, the Company recorded related amortization of $1,089,000.

Deferred Revenue

Deferred revenue is recorded when payments are received prior to the shipment of products. When the related products are shipped, the related amount recorded as deferred revenue is recognized as revenue. Deferred revenue is included in accrued liabilities in the accompanying balance sheets.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions using the Black-Scholes option-pricing method, which requires the input of several subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term) and the estimated volatility of our common stock price over the expected term. Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and consequently, the related expense is recognized in the consolidated statements of operations.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% beginning in 2018 (see Note 20).

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

Net Revenue and Cost of Sales

The Company recognizes manufacturing revenue when goods have been shipped to our customer, title has passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. Amounts representing contract change orders or claims are included in net revenue when such costs are invoiced to the customer. Shipping and handling costs charged to our customers are included in net revenue, while the corresponding shipping expenses are included in costs of sales.

The Company also provides engineering design services and repair or inspection services, which are separate from the manufacturing of a product. Revenue for services is generally recognized when the services are rendered. Additionally, in 2016 and in prior years, the Company provided engineering and cyber analytic services through its CSS business, which was sold on August 16, 2016 (see Note 4). Revenue for engineering and cyber analytic services was generally recognized upon completion of the engineering process or in accordance with milestone billings.

Net revenue from services, including those provided through the Company’s CSS business prior to its sale in August 2016, were less than 10% of our total revenue for all periods presented, and accordingly, are included in net revenue in the consolidated statements of operations.

The Company previously separately reported revenue as either products revenue for company designed products or as outsourced services revenue, primarily when the design specifications for the manufactured products were provided by our customers. Net revenue and cost of sales in the 2016 consolidated statement of operations have been reclassified to conform to the 2017 presentation.  There is no impact on net income or stockholders’ equity as a result of these reclassifications.

Allowance for Doubtful Accounts

An allowance for uncollectible trade receivables is recorded when accounts are deemed uncollectible based on consideration of write-off history, aging analysis, and any specific, known troubled accounts.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2017 and 2016, was $666,000 and $856,000, respectively. The Company’s warranty expense for the years ended December 31, 2017 and 2016 was not material.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 30% of accounts receivable outstanding at December 31, 2017 is due from two customers. More specifically, Sistemas Automotrices de Mexico, S.A. de C. V. (Sistemas) and Northrop Grumman Corporation (Northrop Grumman) comprise 15% and 15%, respectively, of December 31, 2017 outstanding accounts receivables. Approximately 41% of accounts receivable outstanding at December 31, 2016 is due from three customers. More specifically, Sistemas, Meritor Inc. (Meritor) and Tyco Electronics Subsea Communications LLC (Tyco) comprise 15%, 14% and 12%, respectively, of December 31, 2016 outstanding accounts receivables.

The Company’s largest customers for the year ended December 31, 2017 were Detroit Diesel, Northrop Grummon and Sistemas, which represented approximately 14%, 13% and 13%, respectively, of the Company’s total net revenue. Detroit Diesel and Sistemas are both customers within the Sypris Technologies segment and Northrop Grummon is a customer within the Sypris Electronics segment. Meritor, Sistemas and Detroit Diesel were the Company’s largest customers for the year ended December 31, 2016, which represented approximately 19%, 12% and 10%, respectively, of the Company’s total net revenue. The Company recognized revenue from contracts with the U.S. Government and its agencies approximating 3% of net revenue for the year ended December 31, 2016. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2017 or 2016.

Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiaries is the Mexican peso. Assets and liabilities are translated at the period end exchange rate, and income and expense items are translated at the weighted average exchange rate. The resulting translation adjustments are recorded in comprehensive (loss) income as a separate component of stockholders’ equity. Remeasurement gains or losses for U.S. dollar denominated accounts of the Company’s Mexican subsidiaries are included in other income, net.

Collective Bargaining Agreements

Approximately 349, or 57% of the Company’s employees, all within Sypris Technologies, were covered by collective bargaining agreements at December 31, 2017. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements expiring within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees represented approximately 51% of the Company’s workforce, or 308 employees as of December 31, 2017.

Recently Issued Accounting Standards

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Revenue Recognition ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersede most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance is effective for the Company beginning on January 1, 2018 and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We will adopt this guidance using the modified retrospective approach; under this approach, prior periods will not be restated.

We have evaluated each of the five steps in the new revenue recognition model, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. Our conclusion is that the determination of what constitutes a contract with our customers (step 1), our performance obligations under the contract (step 2), and the determination and allocation of the transaction price (steps 3 and 4) under the new revenue recognition model will not result in significant changes in comparison to the current revenue recognition guidance.

With regard to recognizing revenue when (or as) a performance obligation is satisfied (step 5), we have reviewed the language in our contracts with each customer to determine whether the customer obtains control of the goods at a point in time or over time. Under current revenue recognition guidance, we recognize revenue when products are shipped to our customers and title transfers under standard commercial terms or when realizable in accordance with our commercial agreements. Topic 606 provides certain criteria that, if met, require companies to recognize revenue as the product is produced (over time) instead of at a point of time (i.e. upon shipment). The Company has determined that the new standard will change the timing of revenue recognition for a portion of its Sypris Electronics business, whereby revenue will be recognized earlier than under the current accounting rules, as we incur certain costs, as opposed to when units are shipped, although we do not expect the effect of the adoption to have a material impact to our consolidated financial statements. This standard will also have an impact to the Company’s balance sheet, primarily related to a reduction in finished goods and work-in-process inventories and an increase in contract assets. Revenue for all other goods will be recognized at a point in time, upon transfer of control of the product to the customer (i.e., effectively no change to current accounting).

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) requiring an entity to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement. ASU 2016-09 will also require an entity to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. We adopted this ASU effective January 1, 2017, and have elected to recognize forfeitures as they occur. The related financial statement impacts of adopting the above aspects of this ASU were not material for the year ended December 31, 2017, however, depending on several factors such as the market price of the Company’s common stock, employee exercise behavior and corporate income tax rates, the excess tax benefits associated with the exercise of stock options and vesting of restricted and performance shares could generate a significant discrete income tax benefit in a particular interim period potentially creating volatility in net income and earnings per share period-to-period and period-over-period. Our plans do not permit tax withholdings in excess of the statutory minimums.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). This ASU provides guidance to clarify how certain cash receipts and payments should be presented in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted in any annual or interim period. The updated guidance requires a modified retrospective adoption. This guidance is not expected to have a material impact on our consolidated statement of cash flows.

In October 2016, the FASB issued guidance that simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current U.S. GAAP prohibits the recognition in earnings of current and deferred income taxes for an intra-entity transfer until the asset is sold to an outside party or recovered through use. This amendment simplifies the accounting by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance, which could impact effective tax rates, becomes effective January 1, 2018 and requires modified retrospective application. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not yet been issued. This guidance is not expected to have a material impact on our consolidated statement of financial position, results of operations or cash flows.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The Company currently classifies all net periodic pension costs within operating costs (as part of cost of sales and selling, general and administrative expense). The update should be applied retrospectively for the presentation of service cost and other components of net pension and post-retirement expense in the income statement, and prospectively for the capitalization of service cost. The Company will adopt the new guidance effective January 1, 2018. Upon adoption, we expect to classify the non-service cost components of net periodic pension expense in other income (expense), net.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. generally accepted accounting principles, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the timing and impact of adopting ASU 2018-02.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(2)           Strategic Actions

The Company completed a number of strategic actions during 2015 and 2016 in response to the nonrenewal of supply agreements with certain Tier I automotive customers primarily due to global pricing constraints, the downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other market and economic factors impacting the Company. Strategic actions taken during 2015 and 2016 included: (i) initiation of the Company’s exit from the Broadway Plant (defined below) (see Note 3), (ii) the CSS Sale (defined below) (see Note 4), (iii) the Toluca Sale-Leaseback (defined below) (see Note 5), (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the relocation of its Sypris Electronics operation to a new facility (see discussion below), (vi) reductions in workforce at all locations since the beginning of 2015, and (vii) other reductions in employment costs through reduced work schedules, senior management pay reductions and deferral of merit increases and certain benefit payments. Using a portion of the proceeds generated from the asset sales noted above, the Company paid off all of its most senior secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016. During this period, the Company also received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal, originally scheduled to mature in 2019. The GFCM note was amended during 2017 to, among others things, extend the maturity dates so that the note matures in part in 2021, 2023 and 2025 (see Note 14).

During 2016, the Company also initiated the process of qualifying production for certain oil and gas industry components in Mexico that were previously produced solely in the U.S. Qualification of production for the first group of these components was completed for the Mexico facility during 2016. This capacity reallocation continued in 2017 and the Company expects it will provide the Company with the ability to source components for this market in both the United States and Mexico.

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

The Company has embraced a strategic change in its business by repositioning away from certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with longer-term relationships, especially among the heavy truck, off-highway and automotive OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor, which expired on January 1, 2017, which utilized production at the Company’s Louisville, Kentucky automotive and commercial vehicle manufacturing plant (the “Broadway Plant”). The Company similarly has experienced a reduction in certain portions of its business with. As a result of these decisions, the Company experienced a significant reduction in its commercial vehicle revenues in 2017 (See Note 3).

(3)           Exit and Disposal Activities

On November 22, 2016, the Board of Directors of the Company approved moving forward with the exploration of a range of strategic options for the Broadway Plant, including the divestiture of the plant, the transitional reduction in its operations to accommodate lower volumes, the relocation of production to other Company facilities, as needed, and/or the closure of the plant. Accordingly, management explored various exit or disposal options for the Broadway Plant with the input of our salaried and unionized employees, our customers and others within the industry. On February 21, 2017, with the benefit of management’s analysis, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which was substantially complete as of the end of 2017. The Company has relocated certain assets from the Broadway Plant to other manufacturing facilities, as needed, to serve its existing and target customer base and identified underutilized or non-core assets for disposal. Management expects to use a portion of the proceeds from the sale of any underutilized or non-core assets to fund costs incurred in the transfer of any additional equipment from the Broadway Plant. Management will evaluate options for the real estate and any remaining assets in the Broadway Plant in 2018.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As a result of these initiatives, the Company recorded charges of $645,000, or $0.03 per diluted share in 2016 and $2,360,000, or $0.12 per share in 2017, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the consolidated statement of operations. A summary of the pre-tax charges is as follows (in thousands):

		Recognized	Remaining
	Total	as of	Costs to be
	Program	December 31, 2017	Recognized

Severance and benefit-related costs	$1,363	$1,363	$0
Asset impairments	188	188	0
Equipment relocation costs	1,536	1,424	112
Other	530	30	500
	$3,617	$3,005	$612

Severance and benefit-related costs tied to workforce reductions were recorded in accordance with Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations and ASC 712, Compensation – Nonretirement Postemployment Benefits. Under ASC 420, one-time termination benefits that are conditioned on employment through a certain transition period are recognized ratably between the date employees are communicated the details of the one-time termination benefit and their final date of service. Accordingly, the Company recorded $936,000 and $427,000 in 2017 and 2016, respectively.

The Company evaluates its long-lived assets for impairment when events or circumstances indicate that the carrying value may not be recoverable in accordance with ASC 360, Impairment and Disposal of Long-Lived Asset. The Company’s strategic decision to transition production from the Broadway Plant led to an $188,000 non-cash impairment charge in 2016. The charge was based on the excess of carrying value of certain assets not expected to be redeployed over their respective fair value or for assets held for sale, the carrying value exceeded the estimate of fair value less costs to sell. Fair values for these assets were determined based on discounted cash flow analyses. During 2017, we did not recognize any additional non-cash impairment charges relative to our continued exit and disposal activities for our Broadway Plant.

For assets to be redeployed to other Company locations, the Company incurred equipment relocation costs of $1,424,000 in 2017 and expects to incur an additional $112,000 in 2018. The Company had originally estimated that total relocation costs would be $2,531,000; however, the Company determined that it would not be desirable to relocate certain equipment, and these assets were later moved to held-for-sale.

A summary of costs and related reserves for the transition of production from the Broadway Plant at December 31, 2017 is as follows (in thousands):

	Accrued		Cash	Accrued
	Balance at		Payments	Balance at
	Dec. 31,	2017	or Asset	Dec. 31,
	2016	Charge	Write-Offs	2017
Severance and benefit related costs	$427	$936	$(1,218)	$145
Equipment relocation costs	0	1,424	(1,424)	0
	$427	$2,360	$(2,642)	$145

The Company expects to incur additional pre-tax costs of approximately $612,000 within Sypris Technologies, which is expected to be all cash expenditures.

As noted above, management expects to use proceeds from the sale of any underutilized or non-core assets to fund costs incurred on the transfer of equipment from the Broadway Plant and the transition of the related production. The following assets have been segregated and included in assets held for sale in the consolidated balance sheet (in thousands):

	December 31,
	2017	2016
Property, plant and equipment	$28,874	$6,673
Accumulated depreciation	(25,976)	(5,841)
Property, plant and equipment, net	$2,898	$832

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

A portion of the proceeds from the CSS Sale was used to pay off the Company’s most senior, secured debt consisting of a “Term Loan” and a “Revolving Credit Facility.” As a result of the early extinguishment of debt, the Company was required to pay $1,521,000 in penalties, which is included in loss on extinguishment of debt, and wrote off the remaining amount of deferred loan costs associated with the Term Loan and Revolving Credit Facility, which is included in interest expense, net for the year ended December 31, 2016. The retained portion of the Sypris Electronics segment will continue to provide circuit card and full “box build” electronic manufacturing to customers in the aerospace, defense and severe environment markets, among others.

Revenue from the CSS business for the year ended December 31, 2016 was $11,061,000. While the Company is able to distinguish revenue and contribution margin information related to the CSS business, the Company is not able to present meaningful information about the results of operations and cash flows of the CSS business. Therefore, the sale was not classified as a discontinued operation.

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

As a result of the Toluca Sale-Leaseback, the Company initially recorded a capital lease of $3,315,000, which is included in property plant and equipment. The Company recorded an initial gain on the sale of $2,370,000 during the year ended December 31, 2016, which is included in other income, net in the consolidated statement of operations, and has a deferred gain of $4,075,000 as of December 31, 2017, which will be recognized over the remainder of the ten year lease term. The Company’s base rent, which is denominated in U.S. currency, is $936,000 annually, adjusted based on annual changes in the U.S. CPI with certain cap conditions.

(6)          Other Income, Net

During the year ended December 31, 2017, the Company recognized other income of $1,913,000, which consisted primarily of a gain of $2,668,000 related to the gain recorded on the sale of assets within Sypris Technologies. The gain was partially offset by foreign currency related translation losses of $773,000 related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

Other income for the year ended December 31, 2016 includes a gain of $31,240,000 from the CSS Sale (see Note 4). Additionally, other income for 2016 includes $2,370,000 related to the gain recognized on the Toluca Sale-Leaseback completed during the first quarter of 2016 (See Note 5). During the year ended December 31, 2016, the Company recognized net foreign currency gains of $951,000.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(7)          Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2017	2016
Commercial	$9,464	$9,228
U.S. Government	0	10
	9,464	9,238
Allowance for doubtful accounts	(147)	(1,228)
Net	$9,317	$8,010

(8)          Inventory

Inventory consists of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$10,011	$8,187
Work in process	7,150	6,211
Finished goods	1,645	2,020
Reserve for excess and obsolete inventory	(1,165)	(1,860)
Total	$17,641	$14,558

(9)          Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2017	2016
Prepaid expenses	$571	$1,973
Other	1,432	757
Total	$2,003	$2,730

Included in other current assets are income and VAT taxes refundable, tools, spare parts and other items, none of which exceed 5% of total current assets.

(10)         Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Land and land improvements	$219	$219
Buildings and building improvements	11,140	10,056
Machinery, equipment, furniture and fixtures	49,726	76,495
Construction in progress	998	646
	62,083	87,416
Accumulated depreciation	(46,509)	(69,473)
	$15,574	$17,943

Depreciation expense, including amortization of assets recorded under capital leases, totaled approximately $3,884,000 and $5,199,000 for the years ended December 31, 2017 and 2016, respectively. Capital expenditures included in accounts payable or accrued liabilities were not material at December 31, 2017 and 2016, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Included within property, plant and equipment were assets under capital leases as follows (in thousands):

	December 31,
	2017	2016
Buildings and building improvements	$2,987	$2,853
Machinery, equipment, furniture and fixtures	1,277	0
	4,264	2,853
Accumulated depreciation	(548)	(238)
	$3,716	$2,615

(11)        Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2017	2016
Long term spare parts	$871	$830
Long term deposits	578	964
Other	129	0
Total	$1,578	$1,794

(12)        Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Salaries, wages, employment taxes and withholdings	$1,720	$2,332
Employee benefit plans	703	1,020
Accrued professional fees	3,596	3,493
Income, property and other taxes	387	360
Deferred revenue	1,273	435
Deferred gain from sale-leaseback	499	477
Exit and disposal activity accruals	145	427
Other	2,007	2,277
Total	$10,330	$10,821

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest, and other items, none of which exceed 5% of total current liabilities.

(13)        Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Noncurrent pension liability	$4,781	$5,474
Deferred gain from sale leaseback	3,576	3,892
Other	412	126
Total	$8,769	$9,492

Included in other liabilities are accrued long-term warranty expenses and other items, none of which exceed 5% of total liabilities.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(14)        Debt

Long-term obligations consists of the following (in thousands):

	December 31,
	2017	2016
Current:
Current portion of capital lease obligations	$829	$208

Long Term:
Note payable – related party	$6,500	$6,500
Capital lease obligations	3,397	2,950
Less unamortized debt issuance and modification costs	(65)	(125)
Long term debt and capital lease obligations, net of unamortized debt costs	$9,832	$9,325

The weighted average interest rate for outstanding borrowings at December 31, 2017 and 2016 was 8.0%. The weighted average interest rates for borrowings during the years ended December 31, 2017 and 2016 were 8.0% and 10.4%, respectively. The Company had no capitalized interest in 2017 or 2016. Interest paid during the years ended December 31, 2017 and 2016 totaled approximately $526,000 and $3,579,000, respectively.

Note Payable – Related Party

The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6,500,000 in principal as of December 31, 2017 and 2016. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year until March 31, 2019 and, thereafter, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable.

During the fourth quarter of 2017, the Company amended its secured promissory note with GFCM to, among other things: (i) extend the maturity dates for $2,500,000 of the obligation to April 1, 2021, $2,000,000 to April 1, 2023 and the balance to April 1, 2025, (ii) adjust the interest rate beginning on April 1, 2019 and on each April 1 thereafter, to reflect the greater of 8.0% or 500 basis points above the five-year Treasury note average during the previous 90-day period, (iii) allow for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2021 and 2023, and (iv) provide for a first security interest in substantially all assets, including those in Mexico.

Capital Lease Obligations

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca (see Note 5). As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $2,949,000 for the building as of December 3, 2017.

In January 2018, the Company entered into a 36-month capital lease for $1,277,000 for new production equipment installed at its Sypris Electronics facility during 2017.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The future minimum payments for capital leases as of December 31, 2017 are as follows (in thousands):

2018	$1,214
2019	927
2020	881
2021	580
2022	548
Thereafter	1,691
Total future payments	5,841
Less: Amount representing interest	(1,615)
Present value of future minimum payments	4,226
Less: Current portion	(829)
Long term portion	$3,397

(15)        Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2017 approximates fair value, and is based upon a market approach (Level 2).

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

The following table details the components of pension (income) expense (in thousands):

	Year ended December 31,
	2017	2016
Service cost	$6	$6
Interest cost on projected benefit obligation	1,518	1,675
Net amortization of actuarial loss	693	664
Expected return on plan assets	(1,813)	(1,971)
Net periodic benefit cost	$404	$374

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

	December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$39,312	$40,958
Service cost	6	6
Interest cost	1,518	1,675
Actuarial loss (gain)	1,278	(325)
Benefits paid	(2,935)	(3,002)
Benefit obligation at end of year	$39,179	$39,312

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31,
2017	2016
Change in plan assets:
Fair value of plan assets at beginning of year	$33,838	$35,126
Actual return on plan assets	3,495	1,714
Company contributions	0	0
Benefits paid	(2,935)	(3,002)
Fair value of plan assets at end of year	$34,398	$33,838

Underfunded status of the plans	$(4,781)	$(5,474)

Balance sheet assets (liabilities):
Other liabilities	$(4,781)	$(5,474)
Net amount recognized	$(4,781)	$(5,474)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$26,327	$39,312
Accumulated benefit obligation	26,327	39,309
Fair value of plan assets	21,539	33,838

Projected benefit obligation and net periodic pension cost assumptions:
Discount rate – projected benefit obligation	3.55%	4.05%
Discount rate – net periodic pension cost	4.05	4.35
Rate of compensation increase	4.00	4.00
Expected long-term rate of return on plan assets	5.15	–	6.30	5.40	–	6.75

Weighted average asset allocation:
Equity securities	27%	25%
Debt securities	71	73
Other	2	2
Total	100%	100%

The fair values of our pension plan assets as of December 31, 2017 are as follows (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)
Asset categories:
Cash and cash equivalents	$1,090	$0
Equity securities:
U.S. Large Cap	5,845	0
U.S. Mid Cap	1,343	0
U.S. Small Cap	795	0
World Equity	1,484	0
Real Estate	473	0
Other	147	0
Fixed income securities	6,462	16,759
Total Plan Assets	$17,639	$16,759

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The fair values of our pension plan assets as of December 31, 2016 are as follows (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)
Asset categories:
Cash and cash equivalents	$1,253	$0
Equity securities:
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

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2018 is $73,000, which represents the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2017 and 2016 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 0-55%, fixed income securities ranging 35-100% and non-traditional/other of 0-10% of total investments.

Accumulated other comprehensive loss at December 31, 2017 includes $14,577,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2018 is $671,000. The actual loss reclassified from accumulated other comprehensive loss for 2017 and 2016 was $693,000 and $664,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

At December 31, 2017, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2018	2,998
2019	2,942
2020	2,873
2021	2,829
2022	2,768
2023	-	2027	12,719
Total	$27,129

The Company sponsors a defined contribution plan (the “Defined Contribution Plan”) for substantially all domestic employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions up to 3% and provide discretionary contributions. Contributions to the Defined Contribution Plan by the Company in 2017 and 2016 totaled approximately $530,000 and $668,000, respectively.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans totaled approximately $20,000 and $11,000 in 2017 and 2016, respectively. The aggregate benefit plan assets and accumulated benefit obligation of these plans are not significant.

(17)        Commitments and Contingencies

The Company leases certain of its real property and certain equipment under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2017 are as follows (in thousands):

2018	$1,465
2019	1,385
2020	1,317
2021	1,362
2022	1,378
2023 and thereafter	5,074
Total	$11,981

Rent expense for the years ended December 31, 2017 and 2016 totaled approximately $1,427,000 and $2,392,000, respectively.

As of December 31, 2017, the Company had outstanding purchase commitments of approximately $3,296,000 primarily for the acquisition of inventory.

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

On May 3, 2016, the Company entered into a lease for a manufacturing facility, effective December 31, 2016. The Company, Sypris Electronics and the landlord of the previous Tampa facility were involved in litigation over certain terms of the previous lease (see Part II, Item 1, “Legal Proceedings”). As such, the Company accrued an estimated $500,000 during the year ended December 31, 2016, related to its estimated obligation under the lease and repairs required to be made to the facility. During the year ended December 31, 2017, the Company spent $52,000 in repairs to the facility as part of the dispute. On April 7, 2017, the Company entered a settlement agreement, whereby the Company’s net cash outlay was $448,000 to resolve the disputes and the legal proceeding was dismissed.

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. As of December 31, 2017 and 2016, no amounts were accrued for any environmental matters. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

On December 27, 2017, the U.S. Department of Labor (the “DOL”) filed a lawsuit alleging that the Company had misinterpreted the language of its Company’s 401(k) Plans (collectively, the “Plan”). The DOL does not appear to dispute that the Company reached such interpretation in good faith and after consulting with independent ERISA counsel. If the DOL’s allegations were upheld by a court, the Company could be required to make additional contributions into the accounts of its Plan participants. The Company regards the DOL’s allegations to be without merit and plans to vigorously litigate the matter.

During the year ended December 31, 2017, the Company became aware of a lawsuit involving one of Sypris Electronics’ customers and its primary distributor. This customer has informed the Company that, as a result of the lawsuit, the customer no longer intends to pursue its current business, and has expressed an intention to transfer this business to a designated successor. The Company holds $1,034,000 of inventory related specifically to this customer as of December 31, 2017. On December 21, 2017 the Company entered a new supply agreement with the designated successor, which provides for purchases in excess of our inventories on hand and for prices in excess of our cost. No assurances can be given that the successor customer will be successful or will comply with the terms of the new agreement, which could adversely affect our ability to recoup any or all of our investment in these inventories. However, given the uncertainties described above, no estimate currently can be made of a range of amounts of loss that are reasonably possible should the program with the successor not be successful.

(18)        Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 3,655,088 shares of common stock were registered for issuance under the 2010 Omnibus Plan. On May 19, 2015, the 2010 Omnibus Plan was replaced with the 2015 Omnibus Plan. A total of 3,476,021 shares were registered for issuance under the 2015 Omnibus Plan. Additionally, awards under the 2010 Omnibus Plan that are cancelled without having been fully exercised or vested are available again for new awards under the 2015 Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2017 and 2016 was 1,314,021 and 1,712,021, respectively.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Compensation expense is measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. Fair value for restricted shares is equal to the stock price on the date of grant, while the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical Company and industry data to estimate the expected price volatility, the expected option life and the expected dividend yield. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Year ended December 31,
	2017	2016
Expected life (years)	4.0	4.0
Expected volatility	51.2%	52.0%
Risk-free interest rates	1.91%	1.42%
Expected dividend yield	0.0%	0.0%

A summary of the restricted stock activity is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2017	1,165,000	$1.49
Granted	199,000	1.06
Vested	(296,000)	2.26
Forfeited	(39,000)	1.15
Nonvested shares at December 31, 2017	1,029,000	$1.20

The total fair value of shares vested during 2017 and 2016 was $408,000 and $536,000, respectively.

The following table summarizes option activity for the year ended December 31, 2017:

		Weighted-	Weighted-
		average	average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at January 1, 2017	1,908,250	$2.07
Granted	272,500	1.08
Exercised	0	0
Forfeited	(45,000)	1.16
Expired	(314,750)	3.49
Outstanding at December 31, 2017	1,821,000	$1.70	2.28	$444,000
Exercisable at December 31, 2017	523,200	$2.99	0.99	$34,000

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2017 and 2016 was $0.45 and $0.38 per share, respectively. There were no options exercised in 2017 or 2016.

As of December 31, 2017, there was $746,000 of total unrecognized compensation cost related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option shares vested during the years ended December 31, 2017 and 2016 was not material.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(19)         Stockholders’ Equity

As of December 31, 2017 and 2016, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in accordance with the terms of our stockholder rights plan, which expired in October 2011. There are no shares of Series A Preferred Stock currently outstanding, and there are no current plans to issue any such shares. Any future holders of Series A Preferred Stock, as currently designated, would have voting rights, be entitled to receive dividends based on a defined formula and have certain rights in the event of the Company’s dissolution. Any such shares of Series A Preferred Stock would not be redeemable. However, the Company would be entitled to purchase shares of Series A Preferred Stock in the open market or pursuant to an offer to a holder or holders.

The holders of our common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2017	2016
Foreign currency translation adjustments, net of tax	$(10,915)	$(11,334)
Employee benefit related adjustments – U.S, net of tax.	(14,748)	(15,445)
Employee benefit related adjustments – Mexico, net of tax	112	181
Accumulated other comprehensive loss	$(25,551)	$(26,598)

Changes in each component of accumulated other comprehensive loss consisted of the following:

			Accumulated
	Foreign	Defined	Other
	Currency	Benefit	Comprehensive
	Translation	Plans	Loss
Balance at January 1, 2016	$(9,554)	$(16,206)	$(25,760)
Currency translation adjustments	(1,780)	0	(1,780)
Net actuarial gain for the year	0	164	164
Amortization for the year	0	778	778
Balance at December 31, 2016	(11,334)	(15,264)	(26,598)
Currency translation adjustments	419	0	419
Net actuarial gain for the year	0	205	205
Amortization for the year	0	423	423
Balance at December 31, 2017	$(10,915)	$(14,636)	$(25,551)

(20)         Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act significantly modifies the U.S. corporate income tax system by, among other things, reducing the federal income tax rate from 35% to 21%, limiting certain deductions, including limiting the deductibility of interest expense to 30% of U.S. Earnings Before Interest, Taxes, Depreciation and Amortization, imposing a mandatory one-time deemed repatriation tax on accumulated foreign earnings and creating a territorial tax system that changes the manner in which future foreign earnings are subject to U.S. tax.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2017	2016
Domestic	$(7,328)	$5,375
Foreign	(4,112)	969
Total	$(11,440)	$6,344

The components of income tax (benefit) expense are as follows (in thousands):

	Year ended December 31,
	2017	2016
Current:
Federal	$(184)	$0
State	39	222
Foreign	194	79
Total current income tax expense	49	301

Deferred:
Federal	(600)	0
State	(67)	0
Foreign	0	0
Total deferred income tax (benefit) expense	(667)	0
Income tax (benefit) expense, net	$(618)	$301

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

As the Company experienced a net loss from operations in the U.S. for the year ended December 31, 2017 and other comprehensive income from employee benefit and foreign currency translation adjustments, the Company has allocated income tax expense against the components of other comprehensive income in 2017 using a 38.9% effective tax rate. Income tax benefit for the year ended December 31, 2017 includes a benefit of $667,000 due to the required intraperiod tax allocation. Conversely, other comprehensive income for the year ended December 31, 2017 includes income tax expense of $667,000.

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2017 and 2016 totaled $110,000 and $41,000, respectively. State income tax refunds received in the U.S. during 2017 totaled $63,000. There were no state income tax refunds in 2016. Foreign income taxes paid during 2017 and 2016 totaled $486,000 and $141,000, respectively. There were no foreign refunds received in 2017 and 2016. There were no federal taxes paid in 2017 and 2016, and there were no federal refunds received in 2017 and 2016. At December 31, 2017, the Company had $134,962,000 of federal net operating loss carryforwards available to offset future federal taxable income, which will expire in various amounts from 2025 to 2036.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

At December 31, 2017, the Company had $95,294,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida and Kentucky. These carryforwards expire in various amounts from 2019 to 2037.

The following is a reconciliation of income tax (benefit) expense to that computed by applying the federal statutory rate to income (loss) before income taxes (in thousands):

	Year ended December 31,
	2017	2016
Federal tax expense at the statutory rate	$(4,004)	$2,220
Current year permanent differences	239	598
State income taxes, net of federal tax impact	(262)	528
Federal tax reform – deferred rate change	19,395	0
State deferred rate change	239	0
Foreign repatriation, net of foreign tax credits	(544)	165
Effect of tax rates of foreign subsidiaries	203	(51)
Currency translation effect on temporary differences	(372)	626
Change in valuation allowance	(15,230)	(6,256)
State NOL carryforwards, stock compensation and other items	(282)	2,471
Income tax (benefit) expense, net	$(618)	$301

ASC 740, Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The net cumulative domestic and foreign losses for the current and prior two years represents negative evidence under the provisions of ASC 740 requiring the Company to establish a valuation allowance against all deferred tax assets. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and non-U.S. tax benefits.

In addition, we remeasured certain net deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future. The estimated total impact upon enactment of the Tax Act is $19,395,000, however, this impact has been offset due to our valuation allowance. Our analysis could affect the measurement of these balances and give rise to new deferred and other tax assets and liabilities. Since the Tax Act was passed late in the fourth quarter of 2017, and further guidance and accounting interpretation is expected over the next 12 months, our review is still pending. We expect to complete our analysis of the amounts recorded upon enactment of the Tax Act within the measurement period of one year.

The Tax Act also provides that undistributed and previously untaxed post-1986 foreign earnings will be deemed distributed in 2017 and be subject to tax at reduced effective rates (Transition Tax). The Company estimates it has a net cumulative deficit in E&P from its foreign subsidiaries and, consequently, will not be subject to the Transition Tax. In the event that a final calculation were to result in a nominal Transition Tax, the Company has an NOL in excess of the accumulated E&P of its Mexican subsidiaries as of December 31, 2017, therefore it will not incur a liability for the deemed repatriation of foreign earnings. Additionally, as of December 31, 2017, the Company’s U.S. deferred liability for cumulative undistributed earnings has been eliminated.

The gross deferred tax asset for the Company’s Mexican subsidiaries was $4,942,000 and $3,269,000 as of December 31, 2017 and 2016, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Compensation and benefit accruals	$585	$1,517
Inventory valuation	739	1,481
Federal and state net operating loss carryforwards	32,646	49,298
Deferred revenue	296	63
Accounts receivable allowance	34	153
Defined benefit pension plan	802	1,627
Foreign deferred revenue and other provisions	4,942	3,269
AMT credits	0	185
Other	917	777
Total	40,961	58,370
Domestic valuation allowance	(35,387)	(52,900)
Foreign valuation allowance	(4,942)	(3,269)
Total deferred tax assets	632	2,201
Deferred tax liabilities:
Foreign subsidiaries – unrepatriated earnings	0	(543)
Depreciation	(632)	(1,658)
Total deferred tax liabilities	(632)	(2,201)
Net deferred tax asset	$0	$0

The ASC Income Tax topic includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financials. Specifically, the guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits as of December 31, 2017 and 2016 was $200,000. There were no changes to the unrecognized tax benefit balance during the years ended December 31, 2017 and 2016.

If the Company’s positions are sustained by the taxing authority, the entire balance at December 31, 2017 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017 and 2016, the Company does not have an accrual for the payment of tax-related interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2013 through 2016, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

(21)        (Loss) Income Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. All potential common shares were excluded from diluted earnings per share for the year ended December 31, 2017, and 992,000 common shares excluded from diluted earnings per share for the year ended December 31, 2016 because the effect of inclusion would be anti-dilutive.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Year ended December 31,
	2017	2016
(Loss) income attributable to stockholders:
Net (loss) income as reported	$(10,822)	$6,043
Less distributed and undistributed earnings allocable to restricted award holders	0	(184)
Net (loss) income allocable to common stockholders	$(10,822)	$5,859
(Loss) income per common share attributable to stockholders:
Basic	$(0.53)	$0.30
Diluted	$(0.53)	$0.30
Weighted average shares outstanding – basic	20,326	19,861
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	20,326	19,861

(22)        Segment Information

The Company is organized into two business segments, Sypris Technologies and Sypris Electronics. The segments are each managed separately because of the distinctions between the products, markets, customers, technologies, and workforce skills of the segments. Sypris Technologies generates revenue primarily from the sale of forged, machined, welded and heat-treated steel components primarily for the heavy commercial vehicle and high-pressure energy pipeline applications. Sypris Electronics provides circuit card and box build manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work to customers in the market for aerospace and defense electronics. Additionally, prior to August 16, 2016, Sypris Electronics also provided trusted solutions for identity management, cryptographic key distribution and cyber analytics along with manufacturing of complex data storage systems (see Note 4). There was no intersegment net revenue recognized for any year presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Year ended December 31,
	2017	2016
Net revenue from unaffiliated customers:
Sypris Technologies	$54,891	$63,324
Sypris Electronics	27,403	28,473
	$82,294	$91,797
Gross profit (loss):
Sypris Technologies	$395	$(254)
Sypris Electronics	2,587	1,003
	$2,982	$749
Operating (loss) income:
Sypris Technologies	$(7,459)	$(8,230)
Sypris Electronics	147	(7,127)
General, corporate and other	(5,232)	(7,401)
	$(12,544)	$(22,758)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year ended December 31,
	2017	2016
Other income, net:
Sypris Technologies	$(1,906)	$(4,320)
Sypris Electronics	(2)	(31,185)
General, corporate and other	(5)	0
	$(1,913)	$(35,505)
(Loss) income before income taxes:
Sypris Technologies	$(5,844)	$(4,178)
Sypris Electronics	150	24,058
General, corporate and other	(5,746)	(13,536)
	$(11,440)	$6,344
Income tax (benefit) expense, net:
Sypris Technologies	$194	$79
Sypris Electronics	0	0
General, corporate and other	(812)	222
	$(618)	$301
Depreciation and amortization:
Sypris Technologies	$3,399	$4,388
Sypris Electronics	372	1,772
General, corporate and other	113	128
	$3,884	$6,288
Capital expenditures:
Sypris Technologies	$1,003	$252
Sypris Electronics	366	1,472
General, corporate and other	268	39
	$1,637	$1,763

	December 31,
	2017	2016
Total assets:
Sypris Technologies	$31,725	$32,110
Sypris Electronics	17,440	12,881
General, corporate and other	7,990	17,646
	$57,155	$62,637

Total liabilities:
Sypris Technologies	$23,854	$24,466
Sypris Electronics	8,352	3,542
General, corporate and other	8,019	8,531
	$40,225	$36,539

The Company’s export sales from the U.S. totaled $12,068,000 and $21,010,000 in 2017 and 2016, respectively. Approximately $22,874,000 and $11,706,000 of net revenue in 2017 and 2016, respectively, and $6,659,000 and $6,787,000 of long lived assets at December 31, 2017 and 2016, respectively, and net assets of $5,327,000 and $9,016,000 at December 31, 2017 and 2016 relate to the Company’s international operations.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2017. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we concluded that as of December 31, 2017, Sypris’ internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.     Executive Compensation

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2017 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2017,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	1,821,000	(1)	$1.70	1,314,021	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	1,821,000		$1.70	1,314,021

(1)	Consists of (a) 665,500 outstanding options under the 2010 Omnibus Plan, which Plan expired on May 11, 2015 and (b) 1,155,500 under the 2015 Omnibus Plan.

(2)	Shares remaining available for issuance under the 2015 Omnibus Plan.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 31, 2011 (Commission File No. 000-24020)).

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

10.1.1

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

10.1.2

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

10.1.3

Amended and Restated Promissory Note in favor of Gill Family Capital Management, Inc. dated as of February 25, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 18, 2016 (Commission File No. 000-24020)).

10.1.4

Amended Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of September 30, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

Exhibit
Number	Description

10.1.5

Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of November 10, 2017.

10.1.6

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

10.2

Asset Purchase Agreement between Analog Devices, Inc. and Sypris Electronics, LLC dated as of August 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.3

Lease agreement between Promotora y Desarrolladora Pulso Inmobiliario, S.C. and Sypris Technologies Mexico, S. de R.L. de C.V dated January 29, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 18, 2016 (Commission File No. 000-24020)).

10.4

Lease between Sypris Electronics, LLC and University Business Center I, LLC dated May 3, 2016 regarding 10421 University Center Drive, Tampa, FL property. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 17, 2016 (Commission File No. 000-24020)).

10.5*

Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995 Amended and Restated on January 21, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.6*	Form of Discretionary Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.7*

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

10.11*	Form of Eighteen Month Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.12*	Form of Three Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.13*	Form of Four Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.14*	Form of Five Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.15*	Form of Four Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

Exhibit
Number	Description

10.16*

Form of Executive Long-Term Incentive Award Agreement for Grants of Restricted Stock to Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.17*

Form of Executive Long-Term Incentive Award Agreement for Grants of Non-Qualified Stock Options to Executive Officers (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.18*

Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995, Amended and Restated on March 14, 2017 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 28, 2017 (Commission File No. 000-24020)).

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

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2018.

SYPRIS SOLUTIONS, INC.
(Registrant)
/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2018:

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