Form 10-Q
period 2018-04-01
SYPRIS SOLUTIONS INC
filed 2018-05-15
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended April 1, 2018

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

As of May 8, 2018, the Registrant had 21,398,182 shares of common stock outstanding.

Part I.	Financial Information

Item 1.	Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended
	April 1,	April 2,
	2018	2017
	(Unaudited)

Net revenue	$19,942	$18,185
Cost of sales	17,911	18,732
Gross profit (loss)	2,031	(547)
Selling, general and administrative	3,148	3,410
Research and development	0	22
Severance, relocation and other costs	509	998
Operating loss	(1,626)	(4,977)
Interest expense, net	213	188
Other (income), net	(84)	(1,848)
Loss before taxes	(1,755)	(3,317)
Income tax expense (benefit), net	40	(9)
Net loss	$(1,795)	$(3,308)
Loss per share:
Basic	$(0.09)	$(0.16)
Diluted	$(0.09)	$(0.16)

Weighted average shares outstanding:
Basic	20,394	20,173
Diluted	20,394	20,173
Dividends declared per common share	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended
	April 1,	April 2,
	2018	2017
	(Unaudited)

Net loss	$(1,795)	$(3,308)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	408	876

Comprehensive loss	$(1,387)	$(2,432)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	April 1,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$7,030	$8,144
Accounts receivable, net	9,998	9,317
Inventory, net	16,579	17,641
Other current assets	4,155	2,003
Assets held for sale	2,861	2,898
Total current assets	40,623	40,003

Property, plant and equipment, net	15,706	15,574
Other assets	1,394	1,578
Total assets	$57,723	$57,155
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,524	$10,465
Accrued liabilities	11,176	10,330
Current portion of capital lease obligations	516	829
Total current liabilities	23,216	21,624

Long-term capital lease obligations	3,286	3,397
Note payable – related party	6,438	6,435
Other liabilities	8,927	8,769
Total liabilities	41,867	40,225

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,372,374 shares issued and 21,356,182 outstanding in 2018 and 21,438,269 shares issued and 21,422,077 outstanding in 2017	214	214
Additional paid-in capital	154,001	153,858
Accumulated deficit	(113,216)	(111,591)
Accumulated other comprehensive loss	(25,143)	(25,551)
Treasury stock, 16,192 shares in 2018 and 2017	0	0

Total stockholders’ equity	15,856	16,930

Total liabilities and stockholders’ equity	$57,723	$57,155

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Three Months Ended
	April 1,	April 2,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,795)	$(3,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	672	1,016
Stock-based compensation expense	143	175
Deferred loan costs recognized	3	15
Gain on the sale of assets	(281)	(2,416)
Provision for excess and obsolete inventory	(75)	35
Other noncash items	68	507
Contributions to pension plans	(11)	0
Changes in operating assets and liabilities:
Accounts receivable	(675)	(1,041)
Inventory	78	(5,027)
Other current assets	(667)	413
Accounts payable	1,047	5,729
Accrued and other liabilities	847	3,062

Net cash used in operating activities	(646)	(840)

Cash flows from investing activities:
Capital expenditures, net	(406)	(176)
Proceeds from sale of assets	363	2,502

Net cash (used in) provided by investing activities	(43)	2,326

Cash flows from financing activities:
Capital lease payments	(425)	(37)
Indirect repurchase of shares of minimum statutory tax withholdings	0	(2)

Net cash used in financing activities	(425)	(39)

Net (decrease) increase in cash and cash equivalents	(1,114)	1,447

Cash and cash equivalents at beginning of period	8,144	15,270

Cash and cash equivalents at end of period	$7,030	$16,717

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2017 balance	21,329,690	$213	$153,252	$(100,769)	$(26,598)	$0

Net loss	0	0	0	(3,308)	0	0
Foreign currency translation adjustment	0	0	0	0	876	0
Restricted common stock grant	199,000	2	(2)	0	0	0
Noncash compensation	0	0	175	0	0	0
Retire treasury stock	(76,787)	(1)	(2)	0	0	0

April 2, 2017 balance	21,451,903	$214	$153,423	$(104,077)	$(25,722)	$0

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2018 balance	21,422,077	$214	$153,858	$(111,591)	$(25,551)	$0

Net loss	0	0	0	(1,795)	0	0
Adoption of new accounting standards	0	0	0	170	0	0
Foreign currency translation adjustment	0	0	0	0	408	0
Noncash compensation	0	0	143	0	0	0
Retire treasury stock	(65,895)	0	0	0	0	0

April 1, 2018 balance	21,356,182	$214	$154,001	$(113,216)	$(25,143)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

All references to “Sypris,” the “Company,” “we” or “our” include Sypris Solutions, Inc. and its wholly-owned subsidiaries. Sypris is a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. The Company produces a wide range of manufactured products, often under multi-year, sole-source contracts. The Company offers such products through its two business segments, Sypris Technologies, Inc. (“Sypris Technologies”) and Sypris Electronics, LLC (“Sypris Electronics”) (See Note 13).

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2017 consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The Company’s operations are domiciled in the United States (U.S.) and Mexico, and we serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated.

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended April 1, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2017 as presented in the Company’s Annual Report on Form 10-K.

(3)	Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 - Revenue from Contracts with Customers (ASC 606), which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of ASU 2014-09, the FASB clarified the new guidance through several additional ASUs; hereinafter the collection of revenue guidance is referred to as “ASC 606.”

ASC 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and any assets recognized from costs incurred to fulfill a contract. The Company adopted the guidance effective January 1, 2018 using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, Revenue Recognition.

We recorded a net decrease to beginning accumulated deficit of $170,000 as of January 1, 2018, for the cumulative impact of adopting the new guidance. The impact primarily arises from a change in how we account for certain federally funded programs within Sypris Electronics where we transfer control of the products to the customer as they are produced (i.e., a change from recognizing revenue at a point in time to recognizing revenue over time, resulting in revenue being recognized earlier in the process of completing the performance obligation).

The following table summarizes the cumulative effect of the changes to our unaudited consolidated balance sheet as of January 1, 2018 from the adoption of ASC 606:

			Opening
	Balance at	ASC 606	Balance at
	Dec. 31, 2017	Adjustments	Jan. 1, 2018
Assets
Inventories – net	$17,641	$(655)	$16,986
Contract assets	0	825	825

Liabilities and Equity
Accumulated deficit	$(111,591)	$170	$(111,421)

Under the modified retrospective method of adoption, we are also required to disclose in the first year of adoption the hypothetical impact to our financial statements if we had continued to follow our accounting policies under ASC 605 during the period. We estimate that the impact to revenue for the quarter ended April 1, 2018 would have been a decrease of approximately $507,000 representing the amount of revenue recognized over time versus at a point in time under ASC 606. Additionally, the adoption of ASC 606 decreased our operating loss and net loss by $106,000, or $0.01 per share in the quarter ended April 1, 2018.

The following table summarizes the effect of adopting ASC 606 on our unaudited consolidated statement of operations for the quarter ended April 1, 2018:

	As Reported	Impact of	Legacy GAAP
	April 1, 2018	ASC 606	April 1, 2018
Net revenue	$19,942	$507	$19,435
Cost of sales	17,911	401	17,510
Gross profit	2,031	106	1,925

Selling, general and administrative	3,148	0	3,148
Severance, equipment relocation and other costs	509	0	509
Operating loss	(1,626)	106	(1,732)

Interest expense, net	213	0	213
Other (income), net	(84)	0	(84)
Loss before taxes	(1,755)	106	(1,861)

Income tax expense	40	0	40

Net loss	$(1,795)	$106	$(1,901)

The following table summarizes the cumulative effect of the changes to our unaudited consolidated balance sheets as of April 1, 2018 from the adoption of ASC 606:

	As Reported	Impact of	Legacy GAAP
	April 1, 2018	ASC 606	April 1, 2018
Assets
Inventories – net	$16,579	$1,055	$17,634
Contract assets	1,331	1,331	0

Liabilities and Equity
Accumulated deficit	$(113,216)	$276	$(113,492)

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). The new standard was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this update supersedes FASB Accounting Standards Codification (“ASC”) 840, Leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this ASU on its consolidated financial statements and related disclosures. We believe the adoption of the standard will likely have a material impact to our consolidated balance sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities. We are in the process of analyzing our lease portfolio and evaluating systems to comply with the standard’s retrospective adoption requirements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). This ASU provides guidance to clarify how certain cash receipts and payments should be presented in the statement of cash flows. The Company adopted the guidance effective January 1, 2018. This guidance did not have a material impact on our consolidated statement of cash flows.

In October 2016, the FASB issued guidance that simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current U.S. GAAP prohibits the recognition in earnings of current and deferred income taxes for an intra-entity transfer until the asset is sold to an outside party or recovered through use. This amendment simplifies the accounting by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted the new guidance effective January 1, 2018. This guidance did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

In November 2016, the FASB released guidance that addresses the diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance effective January 1, 2018. This guidance did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. The income statement guidance requires application on a retrospective basis. The Company adopted the ASU on January 1, 2018, and as a result operating income increased $156,000 and other income decreased by $156,000 for the three months ended April 2, 2017. The Company used the practical expedient provided in ASU 2017-07 that permits the use of the amounts disclosed in its benefit plans notes for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. These changes in presentation do not result in any changes to net loss or loss per share. Details of the components of net periodic benefit costs are provided in Note 16.

In May 2017, the FASB issued ASU No. 2017-09, which is an update to ASC 718, Compensation - Stock Compensation. The update provides guidance on determining which changes to the terms and conditions of share-based payment awards, including stock options, require an entity to apply modification accounting under ASC 718. The Company adopted the new guidance effective January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the timing and impact of adopting ASU 2018-02.

(4)	Revenue from Contracts with Customers

The Company recognizes revenue when it satisfies a performance obligation by transferring control of a promised product or rendering a service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for the product or service (the “transaction price”). The Company’s transaction price in its contracts with customers is generally fixed; no payment discounts, rebates, refunds, or any other forms of variable consideration are included within its contracts. The Company also does not provide service-type warranties either via written agreement or customary business practice, nor does it allow customer returns. In connection with the sale of various parts to customers, the Company is subject to typical assurance warranty obligations covering the compliance of the electronics parts produced to agreed-upon specifications (See Note 14). Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company.

A performance obligation is a promise in a contract to transfer a distinct product or render a service to a customer and is the unit of account to which the transaction price is allocated under ASC 606. When a contract contains multiple performance obligations, we allocate the transaction price to the individual performance obligations using the price at which the promised goods or services would be sold to customers on a standalone basis. For most sales within our Sypris Technologies segment and a portion of sales within Sypris Electronics, control transfers to the customer at a point in time. Indicators that control has transferred include the Company having a present right to payment, the customer obtaining legal title and the customer having the significant risks and rewards of ownership. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment.

For contracts where Sypris Electronics serves as a contractor for aerospace and defense companies under federally funded programs, we generally recognize revenue over time as we perform because of continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contracts that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We use labor hours incurred as a measure of progress for these contracts because it best depicts the Company’s performance of the obligation to the customer, which occurs as we incur labor on our contracts. Under this measure of progress, the extent of progress towards completion is measured based on the ratio of labor hours incurred to date to the total estimated labor hours at completion of the performance obligation.

The majority of our arrangements are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $6,211,000 of remaining performance obligations as of April 1, 2018, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 70% of our remaining performance obligations as revenue by 2018, 22% in 2019 and the balance thereafter.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended April 1, 2018:

April 1,
2018
(Unaudited)

Sypris Technologies – transferred point in time	$14,507
Sypris Electronics – transferred point in time	914
Sypris Electronics – transferred over time	4,521
Net revenue	$19,942

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of April 1, 2018 and at the date of adoption of ASC 606 were $1,331,000 and $825,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities— Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of April 1, 2018 and at the date of adoption of ASC 606, contract liabilities were $1,268,000 and $1,509,000, respectively, and are included within accrued liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $727,000 and $250,000 during the first quarters of 2018 and 2017, respectively.

Practical expedients and exemptions

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expense in the consolidated statements of operations.

We do not disclose the value of unsatisfied performance obligations for contracts with original expected lengths of one year or less.

(5)	Strategic Actions

The Company completed a number of strategic actions during the past three years in response to the nonrenewal of supply agreements with certain Tier I automotive customers primarily due to global pricing constraints, the downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other market and economic factors impacting the Company. Strategic actions taken included: (i) initiation of the Company’s exit from the Broadway Plant (defined below) (see Note 6), (ii) the sale of Sypris Electronics’ SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines (the “CSS business”) in 2016, (iii) the sale and leaseback of the Company’s facility in Toluca, Mexico in 2016, (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the capacity reallocation of certain oil and gas industry components to Mexico, (vi) the relocation of its Sypris Electronics operation to a new facility beginning in 2017, and (vii) reductions in employment costs through reduced work schedules, senior management pay reductions and deferral of merit increases and certain benefit payments. Using a portion of the proceeds generated from the asset sales noted above, the Company paid off all of its most senior secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016. During this period, the Company also received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal, originally scheduled to mature in 2019. The GFCM note was amended during 2017 to, among others things, extend the maturity dates so that the note matures in part in 2021, 2023 and 2025 (see Note 12).

The Company has embraced a strategic change in its business by repositioning away from certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with longer-term relationships, especially among the OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”), which expired on January 1, 2017, which utilized production at the Company’s Louisville, Kentucky automotive and commercial vehicle manufacturing plant (the “Broadway Plant”). The Company similarly has experienced a reduction in certain portions of its business with Eaton Corporation (“Eaton”). As a result of these decisions, the Company experienced a significant reduction in its commercial vehicle revenues in 2017 (See Note 6).

(6)	Exit and Disposal Activities

On February 21, 2017, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which included the relocation of production to other Company facilities, as needed, and/or the closure of the plant. The relocation of production was complete as of the end of 2017. The Company has relocated certain assets from the Broadway Plant to other manufacturing facilities, as needed, to serve its existing and target customer base and identified underutilized or non-core assets for disposal. Management expects to use a portion of the proceeds from the sale of any underutilized or non-core assets to fund costs incurred in the transfer of any additional equipment from the Broadway Plant. Management will evaluate options for the real estate and any remaining assets in the Broadway Plant in 2018.

As a result of these initiatives, the Company recorded charges of $509,000, or $0.03 per share, and $998,000, or $0.05 per share, during the first three months of 2018 and 2017, respectively, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the consolidated statement of operations. All $509,000 incurred during the three months ended April 1, 2018 was recorded within Sypris Technologies. Of these costs, $68,000 was for equipment relocation costs and $441,000 for other costs, primarily related to mothball costs associated with the closed facility. The charges for the three months ended April 2, 2017 included $627,000 for severance and benefit related costs and $371,000 for equipment relocation costs. A summary of the total pre-tax charges is as follows (in thousands):

		Costs Incurred
		Three Months	Total	Remaining
	Total	Ended	Recognized	Costs to be
	Program	April 1, 2018	to date	Recognized
Severance and benefit related costs	$1,350	$(13)	$1,350	$0
Asset impairments	188	0	188	0
Equipment relocation costs	1,552	68	1,492	60
Other	1,006	454	484	522
	$4,096	$509	$3,514	$582

A summary of costs and related reserves for the transition of production from the Broadway Plant at April 1, 2018 is as follows (in thousands):

	Accrued		Cash	Accrued
	Balance at		Payments	Balance at
	Dec. 31,	2018	or Asset	April 1,
	2017	Charge	Write-Offs	2018
Severance and benefit-related costs	$145	$(13)	$(71)	$61
Equipment relocation costs	0	68	(68)	0
Other	0	454	(454)	0
	$145	$509	$(593)	$61

The Company expects to incur additional pre-tax costs of approximately $582,000 within Sypris Technologies, the majority of which is expected to be cash expenditures.

As noted above, management expects to use proceeds from the sale of underutilized or non-core assets to fund costs incurred on the transfer of equipment from the Broadway Plant and the transition of the related production. The following assets have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

	April 1,	December 31,
	2018	2017
	(Unaudited)

Machinery, equipment, furniture and fixtures	$26,353	$28,874
Accumulated depreciation	(23,492)	(25,976)
Property, plant and equipment, net	$2,861	$2,898

(7)	Other (Income), Net

As described in Note 3 and Note 16, the Company adopted ASU 2017-07 in the first quarter of 2018. ASU 2017-07 requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires application on a retrospective basis. Accordingly, the other components of net periodic benefit costs included in other income for the three month periods ended April 1, 2018 and April 2, 2017 were $175,000 and $156,000, respectively.

During the three months ended April 1, 2018, the Company recognized a net gain of $281,000 related to the sale of idle assets and recognized foreign currency related losses of $27,000 related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. For the three months ended April 2, 2017, the Company recognized net gains of $2,416,000 related to the sale of idle assets and recognized foreign currency related losses of $430,000 for the three months ended April 2, 2017.

(8)	Stock-Based Compensation

On April 1, 2018, the Company granted 665,000 options under a long-term incentive program. The options have a five year term and cliff vest at three years of service. The grants did not have a significant impact on the Company’s consolidated financial statements during the quarter ended April 1, 2018.

(9)	Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended April 1, 2018 and April 2, 2017, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended
	April 1,	April 2,
	2018	2017
	(Unaudited)
Loss attributable to stockholders:
Net loss as reported	$(1,795)	$(3,308)
Less distributed and undistributed earnings allocable to restricted awarded holders	0	0
Less dividends declared attributed to restricted awarded holders	0	0
Net loss allocable to common stockholders	$(1,795)	$(3,308)

	Three Months Ended
	April 1,	April 2,
	2018	2017
	(Unaudited)
Loss per common share attributable to stockholders:
Basic	$(0.09)	$(0.16)
Diluted	$(0.09)	$(0.16)

Weighted average shares outstanding – basic	20,394	20,173
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	20,394	20,173

(10)	Inventory

Inventory consists of the following (in thousands):

	April 1,	December 31,
	2018	2017
	(Unaudited)

Raw materials	$9,633	$10,011
Work in process	6,509	7,150
Finished goods	1,563	1,645
Reserve for excess and obsolete inventory	(1,126)	(1,165)
Total	$16,579	$17,641

(11)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	April 1,	December 31,
	2018	2017
	(Unaudited)

Land and land improvements	$219	$219
Buildings and building improvements	11,367	11,140
Machinery, equipment, furniture and fixtures	51,858	49,726
Construction in progress	1,209	998
	64,653	62,083

Accumulated depreciation	(48,947)	(46,509)
	$15,706	$15,574

(12)	Debt

Debt outstanding consists of the following (in thousands):

	April 1,	December 31,
	2018	2017
	(Unaudited)

Current:
Current portion of capital lease obligation	$516	$829

Long Term:
Note payable – related party	$6,500	$6,500
Capital lease obligation	3,286	3,397
Less unamortized debt issuance and modification costs	(62)	(65)
Long term debt net of unamortized debt costs	$9,724	$9,832

Note Payable – Related Party

The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6,500,000 in principal as of April 1, 2018 and December 31, 2017. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year until March 31, 2019 and, thereafter, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The maturity dates for the obligation are as follows: $2,500,000 of the obligation on April 1, 2021, $2,000,000 on April 1, 2023 and the balance on April 1, 2025. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2021 and 2023.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company.

Capital Lease Obligation

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $2,890,000 for the building as of April 1, 2018.

In January 2018, the Company entered into a 36-month capital lease for $1,277,000 for new production equipment installed at its Sypris Electronics facility during 2017. The balance of the capital lease obligation as of April 1, 2018 was $912,000.

(13)	Segment Data

The Company is organized into two business segments, Sypris Technologies and Sypris Electronics. The segments are each managed separately because of the distinctions between the products, markets, customers, technologies and workforce skills of the segments. Sypris Technologies manufactures forged and finished steel components and subassemblies, high-pressure closures and other fabricated products. Sypris Electronics is focused on circuit card and full “box build” manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work. There was no intersegment net revenue recognized in any of the periods presented.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	April 1,	April 2,
	2018	2017
	(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$14,507	$12,760
Sypris Electronics	5,435	5,425
	$19,942	$18,185

Gross profit (loss):
Sypris Technologies	$2,107	$(644)
Sypris Electronics	(76)	97
	$2,031	$(547)

Operating income (loss):
Sypris Technologies	$305	$(3,140)
Sypris Electronics	(755)	(431)
General, corporate and other	(1,176)	(1,406)
	$(1,626)	$(4,977)

Income (loss) before taxes:
Sypris Technologies	$304	$(1,358)
Sypris Electronics	(773)	(431)
General, corporate and other	(1,286)	(1,528)
	$(1,755)	$(3,317)

	April 1,	December 31,
	2018	2017
	(Unaudited)
Total assets:
Sypris Technologies	$31,635	$31,725
Sypris Electronics	18,177	17,440
General, corporate and other	7,911	7,990
	$57,723	$57,155

	April 1,	December 31,
	2018	2017
	(Unaudited)
Total liabilities:
Sypris Technologies	$25,424	$23,854
Sypris Electronics	8,613	8,352
General, corporate and other	7,830	8,019
	$41,867	$40,225

(14)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of April 1, 2018 and December 31, 2017 was $607,000 and $666,000, respectively. The Company’s warranty expense for the three months ended April 1, 2018 and April 2, 2017 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. As of April 1, 2018 and December 31, 2017, no amounts were accrued for any environmental matters.

On December 27, 2017, the U.S. Department of Labor (the “DOL”) filed a lawsuit alleging that the Company had misinterpreted the language of the Company’s 401(k) Plans (collectively, the “Plan”). The DOL does not appear to dispute that the Company reached such interpretation in good faith and after consulting with independent ERISA counsel. If the DOL’s allegations were upheld by a court, the Company could be required to make additional contributions into the accounts of its Plan participants. The Company regards the DOL’s allegations to be without merit and plans to vigorously defend the matter.

During the year ended December 31, 2017, the Company became aware of a lawsuit involving one of Sypris Electronics’ customers and its primary distributor. This customer has informed the Company that, as a result of the lawsuit, the customer no longer intends to pursue its current business, and has expressed an intention to transfer this business to a designated successor. The Company holds $1,036,000 of inventory related specifically to this customer as of April 1, 2018. On December 21, 2017 the Company entered into a new supply agreement with the designated successor, which provides for purchases of the aforementioned inventory and additional purchases in excess of our inventories on hand and for prices in excess of our cost. No assurances can be given that the successor customer will be successful or will comply with the terms of the new agreement, which could adversely affect our ability to recoup any or all of our investment in these inventories. However, given the uncertainties described above, no estimate currently can be made of a range of amounts of loss that are reasonably possible should the program with the successor not be successful.

As of April 1, 2018, the Company had outstanding purchase commitments of approximately $9,543,000, primarily for the acquisition of inventory and manufacturing equipment.

(15)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 21% and 35% in 2018 and 2017, respectively and for its foreign operations at a statutory rate of 30% in 2018 and 2017. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

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

In December 2017, the 2017 Tax Act was enacted. The 2017 Tax Act includes a number of changes to previous U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The company recognized the income tax effects of the 2017 Tax Act in the financial statements included in its 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law.

The Tax Act also provides that undistributed and previously untaxed post-1986 foreign earnings will be deemed distributed in 2017 and be subject to tax at reduced effective rates (Transition Tax). The Company estimates it has a net cumulative deficit in E&P from its foreign subsidiaries and, consequently, will not be subject to the Transition Tax. In the event that a final calculation were to result in a nominal Transition Tax, as the Company has an NOL in excess of the accumulated E&P of its Mexican subsidiaries as of December 31, 2017, it will not incur a liability for the deemed repatriation of foreign earnings. Additionally, as of April 1, 2018 and December 31, 2017, the Company’s U.S. deferred liability for cumulative undistributed earnings has been eliminated.

(16)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended
	April 1,	April 2,
	2018	2017
	(Unaudited)
Service cost	$2	$2
Interest cost on projected benefit obligation	333	388
Net amortizations of actuarial loss	168	183
Expected return on plan assets	(326)	(415)
Net periodic benefit cost	$177	$158

In the first quarter of 2018, the Company adopted ASU 2017-07, which requires the Company to disaggregate the service cost component from other components of net periodic benefit costs and report the service cost component in the same line item as other compensation costs and the other components of net periodic benefit costs (which include interest costs, expected return on plan assets and amortization of actuarial gains and losses) separately and outside a subtotal of operating income. As this ASU requires application on a retrospective basis, the Company restated the prior period presentation for the adoption of this ASU, resulting in a decrease in operating loss and an decrease in other income of $156,000 for the three-month period ended April 2, 2017.

The net periodic benefit cost of the defined benefit pension plans incurred during the three-month periods ended April 1, 2018 and April 2, 2017 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	April 1,	April 2,
	2018	2017
	(Unaudited)
Service cost:
Selling, general and administrative expenses	(2)	(2)
Other net periodic benefit costs:
Other (income), net	(175)	(156)
Total	$(177)	$(158)

(17)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	April 1,	December 31,
	2018	2017
	(Unaudited)
Foreign currency translation adjustments	$(10,507)	$(10,915)
Employee benefit related adjustments – U.S.	(14,748)	(14,748)
Employee benefit related adjustments – Mexico	112	112
Accumulated other comprehensive loss	$(25,143)	$(25,551)

(18)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at April 1, 2018 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. We offer a wide range of manufactured products, often under multi-year sole-source contracts.

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

Sypris Technologies Outlook

The Sypris Technologies segment continues to migrate from its traditional, concentrated dependence upon the commercial vehicle markets to a more diversified base of customers who place value on our innovation, flexibility and lean manufacturing capabilities. The continued strength of the U.S. dollar, the tightening of margins in certain sectors of the commercial vehicle markets and the generally softening markets led the Company to reevaluate the strategic importance of each of its customers to the Company’s long-term success. In connection with this reevaluation process, the Company and Meritor determined not to renew their supply agreement for certain of Meritor’s domestic, forged axle shafts beginning in 2017. The Company has had a similar reduction in its business with Eaton. However, the Company continues to supply component parts to Sistemas Automotrices de Mexico, S.A de C.V. (“Sistemas”), Meritor’s joint venture in Mexico, and continues to supply axle shafts to Meritor’s Brazilian subsidiary.

The oil and gas markets, served by our Tube Turns® brand of engineered product lines, have strengthened along with the overall economy, and domestic pipeline projects continue to be active with U.S. domestic gas and oil production increasing in 2017 and are expected to increase further in 2018.

We are pursuing new business in a wide variety of markets from light automotive to refrigeration valves to new energy related product lines to achieve a more balanced portfolio across our customers, markets and products. We have recently announced new program awards in each of these markets that are expected to contribute to revenue growth for Sypris Technologies in 2018 and 2019. In certain instances, these awards remain subject to final contract negotiations, however we believe these opportunities provide a solid multi-year foundation for growth and that additional prospective business will result in increased revenue in 2018 and 2019.

Sypris Electronics Outlook

We have faced challenges within Sypris Electronics, such as the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally over the last several years, the emergence of new competitors to our manufacturing capabilities, as well as federal government spending uncertainties in the U.S. and the allocation of funds by the U.S. Department of Defense. More recently, revenues for our electronic manufacturing business increased in 2017 and are expected to increase in 2018, as we have begun to generate revenue from the ramp-up of new electronic manufacturing programs.

We have recently announced new program awards for Sypris Electronics that contributed to the revenue in 2017, with certain programs continuing into 2018 and 2019. In addition to program awards related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded programs related to the communication and navigation markets which align with our unique capabilities for delivering products for complex, high cost of failure platforms. The National Defense Authorization Act for Fiscal Year 2018 provides nearly $700 billion in funding for the U.S. Department of Defense, which is expected to support program growth and market expansion during the coming year for aerospace and defense participants. We expect to compete favorably for follow-on business opportunities on future builds of these programs, as our competitiveness is enhanced by the reduction in our overhead structure following our relocation into a new manufacturing facility as of the beginning of 2017.

In the near term, electronic component shortages and extensive lead-time issues are becoming prevalent in the electronic manufacturing industry. We are working with our customers to qualify alternative components or suppliers to mitigate the impact on our business. The majority of our aerospace and defense programs require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products.

Strategic Actions

The Company completed a number of strategic actions during the past three years in response to the nonrenewal of its supply agreement with certain Tier I automotive customers primarily due to global pricing constraints, the downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other market and economic factors impacting the Company during this period. Strategic actions taken included: (i) the initiation of the exit of the Broadway Plant (see discussion below), (ii) the sale of the Company’s CSS business in 2016, (iii) the sale and leaseback of the Company’s facility in Toluca, Mexico in 2016, (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the capacity reallocation of certain oil and gas industry components to Mexico, (vi) the relocation of its Sypris Electronics operation to a new facility, and (vii) reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments. Using a portion of the proceeds generated from asset sales noted above, the Company paid off all of its most senior, secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016. During this period, the Company also received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6.5 million in principal, scheduled to mature in part in 2021, 2023 and 2025 (see Note 12 to the consolidated financial statements in this Form 10-Q).

The Company has embraced a strategic change in its business by repositioning away from certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with longer-term relationships, especially among the OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”) that expired on January 1, 2017, which utilized production at the Company’s Broadway Plant, and the Company has had a similar reduction in certain portions of its business with Eaton. As a result of these decisions, the Company experienced a significant reduction in its commercial vehicle revenues in 2017 (See Note 6 to the consolidated financial statements in this Form 10-Q).

On November 22, 2016, the Board of Directors of the Company approved moving forward with the exploration of a range of strategic options for the Broadway Plant, including the divestiture of the plant, the transitional reduction in its operations to accommodate lower volumes, the relocation of production to other Company facilities as needed, and/or the closure of the plant. Accordingly, management explored various exit or disposal options for the Broadway Plant with the input of our salaried and unionized employees, our customers and others within the industry. On February 21, 2017, with the benefit of management’s analysis, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which was substantially complete as of the end of 2017. The Company has relocated certain assets from the Broadway Plant to other manufacturing facilities as needed to serve its existing and targeted customer base and identified underutilized or non-core assets for disposal. Management expects to use a portion of the proceeds from the sale of any underutilized or non-core assets to fund costs incurred on the transfer of any additional equipment from the Broadway Plant. Management will evaluate options for the real estate and any remaining assets in the Broadway Plant in 2018.

Our failure or inability to realize our key financial objectives could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.

Results of Operations

The table below compares our segment and consolidated results for the first quarter of 2018 to the first quarter of 2017. It presents the results for each period, the change in those results from 2017 to 2018 in both dollars and as a percentage, as well as the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended April 1, 2018 Compared to Three Months Ended April 2, 2017

	Three Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	April 1,	April 2,	Favorable	Favorable	April 1,	April 2,
	2018	2017	(Unfavorable)	(Unfavorable)	2018	2017
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$14,507	$12,760	$1,747	13.7%	72.7%	70.2%
Sypris Electronics	5,435	5,425	10	0.2	27.3	29.8
Total	19,942	18,185	1,757	9.7	100.0	100.0

Cost of sales:
Sypris Technologies	12,400	13,404	1,004	7.5	85.5	105.0
Sypris Electronics	5,511	5,328	(183)	(3.4)	101.4	98.2
Total	17,911	18,732	821	4.4	89.8	103.0

Gross profit (loss):
Sypris Technologies	2,107	(644)	2,751	NM	14.5	(5.0)
Sypris Electronics	(76)	97	(173)	NM	(1.4)	1.8
Total	2,031	(547)	2,578	NM	10.2	(3.0)

Selling, general and administrative	3,148	3,410	262	7.7	15.8	18.8
Research and development	—	22	22	100.0	—	0.1
Severance, relocation and other costs	509	998	489	49.0	2.6	5.5
Operating loss	(1,626)	(4,977)	3,351	67.3	(8.2)	(27.4)

Interest expense, net	213	188	(25)	(13.3)	1.1	1.0
Other (income), net	(84)	(1,848)	(1,764)	(95.5)	(0.4)	(10.2)

Loss before taxes	(1,755)	(3,317)	1,562	47.1	(8.8)	(18.2)
Income tax expense (benefit), net	40	(9)	(49)	NM	0.2	—

Net loss	$(1,795)	$(3,308)	$1,513	45.7	(9.0)%	(18.2)%

Net Revenue. Sypris Technologies primarily derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies increased 13.7%, or $1.7 million, for the first quarter of 2018 compared to the first quarter of 2017. This was primarily due to a $2.3 million increase in sales volumes primarily from customers in the oil and gas industries and a $0.7 million increase in sales volume in the commercial vehicle and related industries. This was partially offset by a $1.3 million decrease resulting from the nonrenewal of the supply agreement with Eaton.

Sypris Electronics derives its revenue primarily from circuit card and full box build manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics remained flat at $5.4 million for the first quarter of 2018 compared to the first quarter of 2017. Revenue for the first quarter of 2018 was affected by shortages of certain electronic components and extensive lead-time issues in the electronic manufacturing industry.

At the beginning of 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective transition method applied to contracts that were not substantially complete at the end of 2017. We recorded a $0.2 million adjustment to decrease accumulated deficit to reflect the cumulative impact of adopting this standard at the beginning of 2018, primarily related to certain contracts where Sypris Electronics serves as a contractor for aerospace and defense companies under federally funded programs that converted from an output method to an input method for revenue recognition. Revenues in 2018 for these federally funded contracts are primarily recognized as labor costs are incurred, while revenues for 2017 were primarily recognized as units were delivered. The comparative information has not been restated and is reported under the accounting standards in effect for those periods. We estimate that the impact on revenue for the quarter ended April 1, 2018 was an increase in revenue of $0.5 million (See Note 3 and Note 4 to the consolidated financial statements in this Form 10-Q).

Gross Profit. Sypris Technologies’ gross profit increased $2.8 million to $2.1 million in the first quarter of 2018 as compared to a loss of $0.6 million in the first quarter of 2017. The increase in sales volume over the prior year resulted in higher gross profit of $1.2 million. Additionally, gross profit was positively impacted by productivity improvements following the transfer of production from our Broadway Plant, which was completed as of the end of 2017.

Sypris Electronics’ gross profit decreased $0.2 million to a loss of $0.1 million in the first quarter of 2018 as compared to profit of $0.1 million for the first quarter of 2017. The decrease in gross profit was primarily as a result of an unfavorable revenue mix, which included the start-up of new programs and shortages of certain electronic components. Certain higher volume, higher margin programs were replaced with the start-up of new programs during the period. Additionally, the Company expects to continue to be negatively impacted by component shortages for the first half of 2018. The adoption of ASC 606 increased our gross profit by $0.1 million for the three months ended April 1, 2018.

Selling, General and Administrative. Selling, general and administrative expense decreased $0.3 million to $3.1 million in the first quarter of 2018 as compared to $3.4 million for the same period in 2017 primarily as a result of lower employee medical insurance claim expenses during the period as compared to the prior year.

Severance, Relocation and Other Costs. Severance, relocation and other costs were $0.5 million for the first quarter of 2018 as compared to $1.0 million for the first quarter of 2017. The charges for the first quarter of 2018 included $0.1 million in equipment relocation costs and $0.4 million in other costs primarily related to mothball costs associated with the closure of the Broadway plant. Severance, relocation and other costs in 2017 are comprised of accruals related to the anticipated headcount reductions associated with the closure of the Broadway Plant and equipment relocation costs incurred during the quarter (See Note 6 to the consolidated financial statements in this Form 10-Q).

Other (Income), Net. The Company recognized other income of $0.1 million for the first quarter of 2018 compared to $1.8 million for the first quarter of 2017. As described in Note 3 and Note 13 to the consolidated financial statements, in the first quarter of 2018, the Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). The ASU requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires application on a retrospective basis. As such, the other components of net periodic benefit costs included in other income for the three month periods ended April 1, 2018 and April 2, 2017 were $0.2 million and $0.2 million, respectively. Additionally, other income for the first quarter of 2018 includes $0.3 million related to the gain recognized on the sale of idle assets within Sypris Technologies. Foreign currency related losses were not material in the first quarter of 2018.

Other income for the first quarter of 2017 includes $2.4 million related to the gain recognized on the sale of idle assets within Sypris Technologies. The gain was partially offset by foreign currency related losses of $0.4 million recognized in the first quarter of 2017 related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

Liquidity and Capital Resources

As a result of Sypris Technologies’ nonrenewal of certain supply agreements, the Company experienced substantially reduced levels of revenue and cash flows beginning in 2015. Additionally, revenue declined due to softness in the commercial vehicle market, which began in the fourth quarter of 2015 and continued through 2016. These developments prompted us to re-examine our strategies, develop recovery plans and cut our costs significantly. Reductions in our available liquidity have also required closer monitoring of the timing of our capital expenditures and cash flows in order to manage our business operations.

During 2017, the Company completed the transfer of production and the relocation of certain manufacturing assets from its Broadway Plant to other manufacturing facilities, as needed, to serve its existing and targeted customer base. During the fourth quarter of 2017, the Company terminated all production at the Broadway Plant. As a result of the closure of the Broadway Plant and the transfer of production, the Company is incurring lower employment costs, occupancy and related facility fixed costs and depreciation expense, which is expected to contribute to higher levels of gross profit and operating income for Sypris Technologies.

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of December 31, 2017 and April 1, 2018. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

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

Capital Lease Obligations. On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215 million Mexican Pesos, or approximately $12.2 million in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $2.9 million for the building as of April 1, 2018.

In January 2018, the Company entered into a capital lease for $1.3 million for new production equipment installed at its Sypris Electronics facility during 2017. The balance of the lease obligation as of April 1, 2018 was $0.9 million.

Purchase Commitments. We also had purchase commitments totaling approximately $9.5 million at April 1, 2018, primarily for inventory and manufacturing equipment.

Cash Balance. At April 1, 2018, we had approximately $7.0 million of cash and cash equivalents, of which $0.5 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Cash Flows

Operating Activities. Net cash used in operating activities was $0.6 million in the first quarter of 2018, as compared to $0.8 million used in the same period of 2017. The aggregate increase in accounts receivable in 2018 resulted in the usage of cash of $0.7 million. Prepaid expense increased during the quarter primarily as a result of an increase in refundable taxes in Mexico, resulting in a usage of cash of $0.7 million. There was an increase in accounts payable during the quarter, which resulted in a source of cash of $1.0 million. Additionally, there was an increase in accrued and other liabilities during the first quarter of 2018, resulting in a source of cash of $0.8 million. The increase in accrued and other liabilities was primarily from a $0.5 million deposit related to an auction for a portion of our assets held for sale expected to be completed during the second quarter of 2018.

Investing Activities. Net cash used in investing activities was neutral for the first quarter of 2018 as compared to net cash provided of $2.3 million for the first quarter of 2017. Net cash used in investing activities for the first quarter of 2018 includes proceeds of $0.4 million from the sale of idle assets by Sypris Technologies during the period offset by capital expenditures of $0.4 million. Net cash (used in) provided by investing activities for the first quarter of 2017 includes proceeds of $2.5 million from the sale of idle assets by Sypris Technologies during the period partially offset by capital expenditures of $0.2 million.

Financing Activities. Net cash used in financing activities was $0.4 million for the first quarter of 2018 and was comprised of capital lease payments. Net cash used in financing activities was negligible for the first quarter of 2017.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except as set forth below in connection with the adoption of ASC 606, there have been no significant changes in our critical accounting policies during the three months ended April 1, 2018.

Revenue Recognition. Refer to Note 4 to the accompanying consolidated financial statements for a description of the Company’s revenue recognition policies.

The Company recognizes revenue when it satisfies a performance obligation by transferring control of a promised product or rendering a services to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for the product or service (the “transaction price”). The Company’s transaction price in its contracts with customers is generally fixed; no payment discounts, rebates, refunds, or any other forms of variable consideration are included within its contracts. The Company does not provide service-type warranties either via written agreement or customary business practice, nor does it allow customer returns. In connection with the sale of various parts to customers, the Company is subject to typical assurance warranty obligations covering the compliance of the electronics parts produced to agreed-upon specifications (See Note 14). Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company.

A performance obligation is a promise in a contract to transfer a distinct product or render a service to a customer and is the unit of account to which the transaction price is allocated under ASC 606. When a contract contains multiple performance obligations, we allocate the transaction price to the individual performance obligations using the price at which the promised goods or services would be sold to customers on a standalone basis. For most sales within our Sypris Technologies segment and a portion of sales within Sypris Electronics, control transfers to the customer at a point in time. Indicators that control has transferred include the Company having a present right to payment, the customer obtaining legal title and the customer having the significant risks and rewards of ownership. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment.

For contracts where Sypris Electronics serves as a contractor for aerospace and defense companies under federally funded programs, we generally recognize revenue over time as we perform because of continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contracts that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We use labor hours incurred as a measure of progress for these contracts because it best depicts the Company’s performance of the obligation to the customer, which occurs as we incur labor on our contracts. Under this measure of progress, the extent of progress towards completion is measured based on the ratio of labor hours incurred to date to the total estimated labor hours at completion of the performance obligation.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our estimated EBITDA and cash flows includes significant gains and proceeds from the anticipated sale of certain equipment, but there can be no assurances that such sales will be achieved as planned; our failure to return to profitability on a timely basis, which would cause us to continue to use existing cash resources or other assets to fund operating losses; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, tariffs, freight or expediting costs; our failure to successfully migrate to a more diversified base of customers in the commercial vehicle markets who place high strategic value on our innovation, flexibility and lean manufacturing capabilities, including the targeted increase in sales of our Tube Turns® energy-related products; cost and availability of raw materials such as steel, component parts (especially electronic components), natural gas or utilities; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; our failure to successfully complete final contract negotiations with regard to our announced contract “wins” or “awards”; dependence on, retention or recruitment of key employees; disputes or litigation involving supplier, customer, employee, creditor, stockholder, product liability or environmental claims; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; potential impairments, non-recoverability or write-offs of assets or deferred costs; the costs of compliance with our auditing, regulatory or contractual obligations; regulatory actions or sanctions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; potential weaknesses in internal controls over financial reporting and enterprise risk management; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; our reliance on third party vendors and sub-suppliers; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; cyber security threats and disruptions; failure to adequately insure or to identify environmental or other insurable risks; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the shares of common stock that were repurchased by the Company – all from its current or former employees – during the first quarter ended April 1, 2018 (dollars in thousands except per share data):

			Total Number of	Maximum
	Total	Average	Shares Purchased	Dollar Value of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased (a)	Share	Plans or Programs	Plans or Programs
1/1/2018 – 1/28/2018	—	$—	—	$—
1/29/2018 – 3/1/2018	—	$—	—	$—
3/2/2018 – 4/1/2018	65,895	$1.63	—	$—

(a)

The total number of shares purchased includes shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock. Common shares withheld to satisfy tax withholding obligations were immediately cancelled.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.          Exhibits

Exhibit Number	Description

10.1	Form of Five Year Non-Qualified Stock Option Award Agreement.

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: May 15, 2018	By:	/s/ Anthony C. Allen
(Anthony C. Allen) Vice President & Chief Financial Officer

Date: May 15, 2018	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert) Controller (Principal Accounting Officer)