Form 10-Q
period 2018-07-01
SYPRIS SOLUTIONS INC
filed 2018-08-14
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended July 1, 2018

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

As of August 10, 2018, the Registrant had 21,398,182 shares of common stock outstanding.

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net revenue	$22,971	$21,249	$42,913	$39,434
Cost of sales	20,037	19,626	37,948	38,358

Gross profit	2,934	1,623	4,965	1,076

Selling, general and administrative	3,171	3,581	6,319	6,991
Research and development	0	9	0	31
Severance, relocation and other costs	305	880	814	1,878

Operating loss	(542)	(2,847)	(2,168)	(7,824)

Interest expense, net	221	206	434	394
Other (income) expense, net	(1,623)	70	(1,707)	(1,778)

Income (loss) before taxes	860	(3,123)	(895)	(6,440)
Income tax expense (benefit)	46	24	86	15

Net income (loss)	$814	$(3,147)	$(981)	$(6,455)

Income (loss) per share:
Basic	$0.04	$(0.15)	$(0.05)	$(0.32)
Diluted	$0.04	$(0.15)	$(0.05)	$(0.32)

Weighted average shares outstanding:
Basic	20,541	20,350	20,468	20,261
Diluted	20,855	20,350	20,468	20,261

Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net income (loss)	$814	$(3,147)	$(981)	$(6,455)

Other comprehensive (loss) income
Foreign currency translation adjustments	(506)	304	(98)	1,180

Comprehensive income (loss)	$308	(2,843)	$(1,079)	$(5,275)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	July 1,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,191	$8,144
Accounts receivable, net	12,124	9,317
Inventory, net	17,555	17,641
Other current assets	5,552	2,003
Assets held for sale	2,141	2,898
Total current assets	44,563	40,003

Property, plant and equipment, net	14,840	15,574
Other assets	750	1,578
Total assets	$60,153	$57,155

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,832	$10,465
Accrued liabilities	11,294	10,330
Current portion of capital lease obligations	562	829

Total current liabilities	25,688	21,624

Long-term capital lease obligations	3,109	3,397
Note payable – related party	6,442	6,435
Other liabilities	8,652	8,769

Total liabilities	43,891	40,225

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,414,374 shares issued and 21,398,182 outstanding in 2018 and 21,438,269 shares issued and 21,422,077 outstanding in 2017	214	214
Additional paid-in capital	154,099	153,858
Accumulated deficit	(112,402)	(111,591)
Accumulated other comprehensive loss	(25,649)	(25,551)
Treasury stock, 16,192 shares in 2018 and 2017	0	0

Total stockholders’ equity	16,262	16,930

Total liabilities and stockholders’ equity	$60,153	$57,155

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Condensed Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended
	July 1,	July 2,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net loss	$(981)	$(6,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,310	1,972
Stock-based compensation expense	348	395
Deferred loan costs recognized	7	30
Net loss (gain) on the sale of assets	225	(2,537)
Insurance recovery gain	(2,275)	0
Provision for excess and obsolete inventory	(31)	109
Other noncash items	20	596
Contributions to pension plans	(11)	0
Changes in operating assets and liabilities:
Accounts receivable	(2,807)	(2,915)
Inventory	(969)	(9,451)
Other current assets	(2,053)	1,232
Accounts payable	3,368	8,518
Accrued and other liabilities	1,132	2,548

Net cash used in operating activities	(2,717)	(5,958)

Cash flows from investing activities:
Capital expenditures	(1,206)	(997)
Proceeds from sale of assets	1,358	2,623
Insurance proceeds for recovery of property damage	2,275	0

Net cash provided by investing activities	2,427	1,626

Cash flows from financing activities:
Capital lease payments	(556)	(92)
Indirect repurchase of shares of minimum statutory tax withholdings	(107)	(108)

Net cash used in financing activities	(663)	(200)

Net decrease increase in cash and cash equivalents	(953)	(4,532)

Cash and cash equivalents at beginning of period	8,144	15,270

Cash and cash equivalents at end of period	$7,191	$10,738

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2017 balance	21,329,690	$213	$153,252	$(100,769)	$(26,598)	$0

Net loss	0	0	0	(6,455)	0	0
Foreign currency translation adjustment	0	0	0	0	1,180	0
Restricted common stock grant	199,000	2	(2)	0	0	0
Noncash compensation	42,000	0	395	0	0	0
Treasury stock	(33,000)	0	0	0	0	0
Retire treasury stock	(101,302)	(1)	(108)	0	0	0

July 2, 2017 balance	21,436,388	$214	$153,537	$(107,224)	$(25,418)	$0

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2018 balance	21,422,077	$214	$153,858	$(111,591)	$(25,551)	$0

Net loss	0	0	0	(981)	0	0
Adoption of new accounting standards	0	0	0	170	0	0
Foreign currency translation adjustment	0	0	0	0	(98)	0
Noncash compensation	42,000	0	348	0	0	0
Retire treasury stock	(65,895)	0	(107)	0	0	0

July 1, 2018 balance	21,398,182	$214	$154,099	$(112,402)	$(25,649)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1)	Nature of Business

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

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended July 1, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2017 as presented in the Company’s Annual Report on Form 10-K.

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

Under the modified retrospective method of adoption, we are also required to disclose in the first year of adoption the hypothetical impact to our financial statements if we had continued to follow our accounting policies under ASC 605 during the period. We estimate that the impact to revenue for the three and six months ended July 1, 2018 would have been a decrease of approximately $519,000 and $1,026,000 representing the amount of revenue recognized over time versus at a point in time under ASC 606. Additionally, the adoption of ASC 606 decreased our operating loss and net loss by $80,000, or $0.01 per share and $186,000, or $0.01 per share, for the three and six months ended July 1, 2018, respectively.

The following table summarizes the effect of adopting ASC 606 on our unaudited consolidated statement of operations for the three months ended July 1, 2018:

	As Reported	Impact of	Legacy GAAP
	July 1, 2018	ASC 606	July 1, 2018
Net revenue	$22,971	$519	$22,452
Cost of sales	20,037	439	19,598
Gross profit	2,934	80	2,854

Selling, general and administrative	3,171	0	3,171
Severance, equipment relocation and other costs	305	0	305
Operating loss	(542)	80	(622)

Interest expense, net	221	0	221
Other (income), net	(1,623)	0	(1,623)
Income before taxes	860	80	780

Income tax expense	46	0	46

Net income	$814	$80	$734

The following table summarizes the effect of adopting ASC 606 on our unaudited consolidated statement of operations for the six months ended July 1, 2018:

	As Reported	Impact of	Legacy GAAP
	July 1, 2018	ASC 606	July 1, 2018

Net revenue	$42,913	$1,026	$41,887
Cost of sales	37,948	840	37,108
Gross profit	4,965	186	4,779

Selling, general and administrative	6,319	0	6,319
Severance, equipment relocation and other costs	814	0	814
Operating loss	(2,168)	186	(2,354)

Interest expense, net	434	0	434
Other (income), net	(1,707)	0	(1,707)
Loss before taxes	(895)	186	(1,081)

Income tax expense	86	0	86

Net loss	$(981)	$186	$(1,167)

The following table summarizes the cumulative effect of the changes to our unaudited consolidated balance sheets as of July 1, 2018 from the adoption of ASC 606:

	As Reported	Impact of	Legacy GAAP
	July 1, 2018	ASC 606	July 1, 2018

Assets
Inventories – net	$17,555	$1,495	$19,050
Contract assets	1,851	1,851	0

Liabilities and Equity
Accumulated deficit	$(112,402)	$356	$(112,758)

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. The income statement guidance requires application on a retrospective basis. The Company adopted the ASU on January 1, 2018, and as a result operating income increased $199,000 and other income decreased by $199,000 for the six months ended July 2, 2017. The Company used the practical expedient provided in ASU 2017-07 that permits the use of the amounts disclosed in its benefit plans notes for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. These changes in presentation do not result in any changes to net loss or loss per share. Details of the components of net periodic benefit costs are provided in Note 17.

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control of a promised product or rendering a service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for the product or service (the “transaction price”). The Company’s transaction price in its contracts with customers is generally fixed; no payment discounts, rebates, refunds, or any other forms of variable consideration are included within its contracts. The Company also does not provide service-type warranties either via written agreement or customary business practice, nor does it allow customer returns. In connection with the sale of various parts to customers, the Company is subject to typical assurance warranty obligations covering the compliance of the electronics parts produced to agreed-upon specifications (See Note 15). Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company.

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

The majority of our arrangements are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $11,677,000 of remaining performance obligations as of July 1, 2018, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 20% of our remaining performance obligations as revenue in the six months ended December 31, 2018, 73% in 2019 and the balance thereafter.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended July 1, 2018:

	Three Months Ended,	Six Months Ended
	July 1, 2018	July 1, 2018
	(Unaudited)

Sypris Technologies – transferred point in time	$15,327	$29,834
Sypris Electronics – transferred point in time	1,240	2,154
Sypris Electronics – transferred over time	6,404	10,925
Net revenue	$22,971	$42,913

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of July 1, 2018 and at the date of adoption of ASC 606 were $1,851,000 and $825,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities— Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of July 1, 2018 and at the date of adoption of ASC 606, contract liabilities were $1,691,000 and $1,509,000, respectively, and are included within accrued liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $344,000 and $1,071,000 for the three and six months ended July 1, 2018, respectively. The Company recognized revenue from contract liabilities of $1,094,000 and $1,344,000 for the three and six months ended July 2, 2017, respectively.

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

The Company completed a number of strategic actions during the past three years in response to the nonrenewal of supply agreements with certain Tier I automotive customers primarily due to global pricing constraints, the downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other market and economic factors impacting the Company. Strategic actions taken included: (i) initiation of the Company’s exit from the Broadway Plant (defined below) (see Note 6), (ii) the sale of Sypris Electronics’ SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines (the “CSS business”) in 2016, (iii) the sale and leaseback of the Company’s facility in Toluca, Mexico in 2016, (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the capacity reallocation of certain oil and gas industry components to Mexico, (vi) the relocation of its Sypris Electronics operation to a new facility beginning in 2017, and (vii) reductions in employment costs through reduced work schedules, senior management pay reductions and deferral of merit increases and certain benefit payments. Using a portion of the proceeds generated from the asset sales noted above, the Company paid off all of its most senior secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016. During this period, the Company also received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal, originally scheduled to mature in 2019. The GFCM note was amended during 2017 to, among others things, extend the maturity dates so that the note matures in part in 2021, 2023 and 2025 (see Note 13).

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

On February 21, 2017, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which included the relocation of production to other Company facilities, as needed, and/or the closure of the plant. The relocation of production was complete as of the end of 2017. The Company has relocated certain assets from the Broadway Plant to other manufacturing facilities, as needed, to serve its existing and target customer base and identified underutilized or non-core assets for disposal. Management expects to apply the proceeds from the sale of any underutilized or non-core assets to help fund the costs to transfer any additional equipment from the Broadway Plant. Management is evaluating options for the real estate and any remaining assets in the Broadway Plant in 2018.

As a result of these initiatives, the Company recorded charges of $814,000, or $0.04 per share, and $1,878,000, or $0.09 per share, during the first six months of 2018 and 2017, respectively, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the consolidated statement of operations.  All $814,000 incurred during the six months ended July 1, 2018 was recorded within Sypris Technologies.  Of these costs, $224,000 was for equipment relocation costs and $590,000 for other costs, primarily related to mothball costs associated with the closed facility.  The charges for the six months ended July 2, 2017 included $1,005,000 for severance and benefit related costs and $873,000 for equipment relocation costs.  A summary of the total pre-tax charges is as follows (in thousands):

		Costs Incurred
		Six Months	Total	Remaining
	Total	Ended	Recognized	Costs to be
	Program	July 1, 2018	to date	Recognized

Severance and benefit related costs	$1,350	$(13)	$1,350	$0
Asset impairments	188	0	188	0
Equipment relocation costs	1,793	224	1,648	145
Other	1,089	603	633	456
	$4,420	$814	$3,819	$601

A summary of costs and related reserves for the transition of production from the Broadway Plant at July 1, 2018 is as follows (in thousands):

	Accrued		Cash	Accrued
	Balance at		Payments	Balance at
	Dec. 31,	2018	or Asset	July 1,
	2017	Charge	Write-Offs	2018

Severance and benefit-related costs	$145	$(13)	$(126)	$6
Equipment relocation costs	0	224	(224)	0
Other	0	603	(603)	0
	$145	$814	$(953)	$6

The Company expects to incur additional pre-tax costs of approximately $601,000 within Sypris Technologies, the majority of which is expected to be cash expenditures.

As noted above, management expects to apply proceeds from the sale of underutilized or non-core assets to help fund the costs to transfer additional equipment from the Broadway Plant and the transition of the related production. The following assets have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

	July 1,	December 31,
	2018	2017
	(Unaudited)

Machinery, equipment, furniture and fixtures	$17,724	$28,874
Accumulated depreciation	(15,583)	(25,976)
Total assets	$2,141	$2,898

(7)	Property Insurance Settlement

Subsequent to the transfer of production from the Broadway Plant, the primary water supply and sprinkler pipes within the facility suffered freeze damage during an extended period of extreme cold temperatures. The Company and its insurer reached a full and final settlement agreement with respect to the claim during the second quarter of 2018. Insurance proceeds are recorded to the extent of the losses and then, only if recovery is realized or probable. Any gains in excess of losses are recognized only when the contingencies regarding the recovery are resolved and the amount is fixed or determinable. During the three months ended July 1, 2018, the Company received insurance proceeds of $2,447,000 and recognized an insurance recovery gain of $2,275,000, net of expenses incurred for claim related expenses.

The Company is currently evaluating options related to the disposition of the Broadway Plant, including the extent to which repairs, if any, are made to the facility. The Company considered the need for an impairment recognition based on the change in the facility’s physical condition following the freeze damage. Although the fair market value of the facility was reduced by the freeze damage, the Company determined the fair market value of the building and land exceeds the net book value as of July 1, 2018.

(8)	Other Expense (Income), Net

As described in Note 3 and Note 17, the Company adopted ASU 2017-07 in the first quarter of 2018. ASU 2017-07 requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires application on a retrospective basis. Accordingly, the other components of net periodic benefit costs included in other income for the three and six-month periods ended July 1, 2018 were $147,000 and $322,000 respectively. The components of net periodic benefit costs included in other income for the three and six month periods ended July 2, 2017 were $43,000 and $199,000 respectively.

During the six months ended July 1, 2018, the Company recognized an insurance recovery gain of $2,275,000 related to the settlement of a property insurance claim on the Broadway Plant (see Note 7). Additionally, the Company recognized a net loss of $225,000 related to the sale of certain idle assets and foreign currency related translation losses of $28,000 related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

During the six months ended July 2, 2017, the Company recognized net gains of $2,537,000 related to the sale of idle assets. Additionally, the Company recognized foreign currency related translation losses of $604,000 related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries.

(9)	Stock-Based Compensation

During the six months ended July 1, 2018, the Company granted 754,750 options under a long-term incentive program. These awards vest on the third anniversary of the grant date. The options have a five-year term and cliff vest at three years of service. The grants did not have a significant impact on the Company’s consolidated financial statements during the three and six months ended July 1, 2018.

(10)	Earnings (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 1,200,250 potential common shares excluded from diluted earnings per share for the three months ended July 1, 2018. For the six months ended July 1, 2018 and the three and six months ended July 2, 2017, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted income (loss) per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Income (loss) attributable to stockholders:
Net income (loss) as reported	$814	$(3,147)	$(981)	$(6,455)
Less distributed and undistributed earnings allocable to restricted award holders	(32)	0	0	0
Less dividends declared attributable to restricted award holders	0	0	0	0
Net income (loss) allocable to common stockholders	$782	$(3,147)	$(981)	$(6,455)

Income (loss) per common share attributable to stockholders:
Basic	$0.04	$(0.15)	$(0.05)	$(0.32)
Diluted	$0.04	$(0.15)	$(0.05)	$(0.32)

Weighted average shares outstanding – basic	20,541	20,350	20,468	20,261
Weighted average additional shares assuming conversion of potential common shares	314	0	0	0
Weighted average shares outstanding – diluted	20,855	20,350	20,468	20,261

(11)	Inventory

Inventory consists of the following (in thousands):

	July 1,	December 31,
	2018	2017
	(Unaudited)

Raw materials	$11,077	$10,011
Work in process	6,413	7,150
Finished goods	1,257	1,645
Reserve for excess and obsolete inventory	(1,192)	(1,165)
Total	$17,555	$17,641

(12)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	July 1,	December 31,
	2018	2017
	(Unaudited)

Land and land improvements	$219	$219
Buildings and building improvements	11,121	11,140
Machinery, equipment, furniture and fixtures	48,331	49,726
Construction in progress	1,533	998
	61,204	62,083

Accumulated depreciation	(46,364)	(46,509)
	$14,840	$15,574

(13)	Debt

Debt outstanding consists of the following (in thousands):

	July 1,	December 31,
	2018	2017
	(Unaudited)

Current:
Current portion of capital lease obligation	$562	$829

Long Term:
Note payable – related party	$6,500	$6,500
Capital lease obligation	3,109	3,397
Less unamortized debt issuance and modification costs	(58)	(65)
Long term debt net of unamortized debt costs	$9,551	$9,832

Note Payable – Related Party

The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6,500,000 in principal as of July 1, 2018 and December 31, 2017. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year until March 31, 2019 and, thereafter, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The maturity dates for the obligation are as follows: $2,500,000 of the obligation on April 1, 2021, $2,000,000 on April 1, 2023 and the balance on April 1, 2025. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2021 and 2023.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company.

Capital Lease Obligation

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $2,828,000 for the building as of July 1, 2018.

In January 2018, the Company entered into a 36-month capital lease for $1,277,000 for new production equipment installed at its Sypris Electronics facility during 2017. The balance of the capital lease obligation as of July 1, 2018 was $843,000.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$15,327	$14,059	$29,834	$26,819
Sypris Electronics	7,644	7,190	13,079	12,615
	$22,971	$21,249	$42,913	$39,434

Gross profit (loss):
Sypris Technologies	$1,930	$323	$4,037	$(321)
Sypris Electronics	1,004	1,300	928	1,397
	$2,934	$1,623	$4,965	$1,076
Operating (loss) income:
Sypris Technologies	$374	$(2,069)	$679	$(5,209)
Sypris Electronics	362	609	(393)	178
General, corporate and other	(1,278)	(1,387)	(2,454)	(2,793)
	$(542)	$(2,847)	$(2,168)	$(7,824)
Loss (income) before taxes:
Sypris Technologies	$1,930	$(2,227)	$2,234	$(3,585)
Sypris Electronics	337	612	(436)	181
General, corporate and other	(1,407)	(1,508)	(2,693)	(3,036)
	$860	$(3,123)	$(895)	$(6,440)

	July 1,	December 31,
	2018	2017
	(Unaudited)

Total assets:
Sypris Technologies	$30,406	$31,725
Sypris Electronics	21,411	17,440
General, corporate and other	8,336	7,990
	$60,153	$57,155
Total liabilities:
Sypris Technologies	$25,275	$23,854
Sypris Electronics	10,472	8,352
General, corporate and other	8,144	8,019
	$43,891	$40,225

(15)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets as of July 1, 2018 and December 31, 2017 was $556,000 and $666,000, respectively. The Company’s warranty expense for the three and six months ended July 1, 2018 and July 2, 2017 was not material.

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

The Company accounts for loss contingencies in accordance with U.S. GAAP.  Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated.  With respect to a particular loss contingency, it may be probable that a loss has occurred but the estimate of the loss is within a range or undeterminable.  If the Company deems an amount within the range to be a better estimate than any other amount within the range, that amount will be accrued.  However, if no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued.

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. As of July 1, 2018 and December 31, 2017, no amounts were accrued for any environmental matters.

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

During the year ended December 31, 2017, the Company became aware of a lawsuit involving one of Sypris Electronics’ customers and its primary distributor. This customer informed the Company that, as a result of the lawsuit, the customer would no longer operate its business, and that it has transferred this business to a designated successor. The Company holds $1,026,000 of inventory related specifically to this customer as of July 1, 2018. On December 21, 2017, the Company entered into a new supply agreement with the designated successor, which provides for purchases of the aforementioned inventory and additional purchases in excess of our inventories on hand and for prices in excess of our cost. No assurances can be given that the successor customer will be successful or will comply with the terms of the new agreement, which could adversely affect our ability to recoup any or all of our investment in these inventories. However, given the uncertainties described above, no estimate currently can be made of a range of amounts of loss that are reasonably possible should the program with the successor not be successful.

As of July 1, 2018, the Company had outstanding purchase commitments of approximately $17,170,000, primarily for the acquisition of inventory and manufacturing equipment.

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

In December 2017, the Tax Act was enacted. The Tax Act includes a number of changes to previous U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The Company recognized the income tax effects of the Tax Act in the financial statements included in its 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law.

The Tax Act also provides that undistributed and previously untaxed post-1986 foreign earnings will be deemed distributed in 2017 and be subject to tax at reduced effective rates (Transition Tax). The Company estimates it has a net cumulative deficit in Earnings & Profits (E&P) from its foreign subsidiaries and, consequently, will not be subject to the Transition Tax. In the event that a final calculation were to result in a nominal Transition Tax, as the Company has a Net Operating Loss in excess of the accumulated E&P of its Mexican subsidiaries as of December 31, 2017, it will not incur a liability for the deemed repatriation of foreign earnings. Additionally, as of July 1, 2018 and December 31, 2017, the Company’s U.S. deferred liability for cumulative undistributed earnings has been eliminated.

(17)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Service cost	$0	$1	$2	$3
Interest cost on projected benefit obligation	325	371	658	759
Net amortizations, deferrals and other costs	148	163	316	346
Expected return on plan assets	(326)	(491)	(652)	(906)
Net periodic benefit cost	$147	$44	$324	$202

In the first quarter of 2018, the Company adopted ASU 2017-07, which requires the Company to disaggregate the service cost component from other components of net periodic benefit costs and report the service cost component in the same line item as other compensation costs and the other components of net periodic benefit costs (which include interest costs, expected return on plan assets and amortization of actuarial gains and losses) separately and outside a subtotal of operating income. As this ASU requires application on a retrospective basis, the Company restated the prior period presentation for the adoption of this ASU, resulting in a decrease in operating loss and a decrease in other income of $43,000 and $199,000, for the three and six-months ended July 2, 2017, respectively.

The net periodic benefit cost of the defined benefit pension plans incurred during the three and six-month periods ended July 1, 2018 and July 2, 2017 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Service cost:
Selling, general and administrative expenses	$0	$(1)	$(2)	$(3)
Other net periodic benefit costs:
Other (income), net	(147)	(43)	(322)	(199)
Total	$(147)	$(44)	$(324)	$(202)

(18)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	July 1,	December 31,
	2018	2017
	(Unaudited)

Foreign currency translation adjustments	$(11,013)	$(10,915)
Employee benefit related adjustments – U.S.	(14,748)	(14,748)
Employee benefit related adjustments – Mexico	112	112

Accumulated other comprehensive loss	$(25,649)	$(25,551)

(19)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at July 1, 2018 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

The oil and gas markets, served by our Tube Turns® brand of engineered product lines, have strengthened along with the overall economy, and domestic pipeline projects continue to be active with U.S. domestic gas and oil production increasing in 2017 and the first half of 2018 and is expected to increase further in the second half of 2018.

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

We have recently announced new program awards for Sypris Electronics that contributed to revenue in 2017 and 2018, with certain programs continuing into 2019. In addition to program awards related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded programs related to the communication and navigation markets which align with our unique capabilities for delivering products for complex, high cost of failure platforms. The National Defense Authorization Act for Fiscal Year 2018 provides nearly $700 billion in funding for the U.S. Department of Defense, which is expected to support program growth and market expansion during the coming year for aerospace and defense participants. We expect to compete favorably for follow-on business opportunities on future builds of these programs, as our competitiveness is enhanced by the reduction in our overhead structure following our relocation into a new manufacturing facility as of the beginning of 2017.

In the near term, certain electronic component shortages and extensive lead-time issues are becoming prevalent in many of the segments in the electronic manufacturing industry that we serve. We are working with our customers to qualify alternative components or suppliers to mitigate the impact on our business. The majority of our aerospace and defense programs require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products.

Strategic Actions

The Company completed a number of strategic actions during the past three years in response to the nonrenewal of its supply agreement with certain Tier I automotive customers primarily due to global pricing constraints, the downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other market and economic factors impacting the Company during this period. Strategic actions taken included: (i) the initiation of the exit of the Broadway Plant (see discussion below), (ii) the sale of the Company’s CSS business in 2016, (iii) the sale and leaseback of the Company’s facility in Toluca, Mexico in 2016, (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the capacity reallocation of certain oil and gas industry components to Mexico, (vi) the relocation of its Sypris Electronics operation to a new facility, and (vii) reductions in employment costs through reduced work schedules, senior management pay reductions, deferral of merit increases and certain benefit payments. Using a portion of the proceeds generated from asset sales noted above, the Company paid off all of its most senior, secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016. During this period, the Company also received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6.5 million in principal, scheduled to mature in part in 2021, 2023 and 2025 (see Note 13 to the consolidated financial statements in this Form 10-Q).

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

On November 22, 2016, the Board of Directors of the Company approved moving forward with the exploration of a range of strategic options for the Broadway Plant, including the divestiture of the plant, the transitional reduction in its operations to accommodate lower volumes, the relocation of production to other Company facilities as needed, and/or the closure of the plant. Accordingly, management explored various exit or disposal options for the Broadway Plant with the input of our salaried and unionized employees, our customers and others within the industry. On February 21, 2017, with the benefit of management’s analysis, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which was substantially complete as of the end of 2017. The Company has relocated certain assets from the Broadway Plant to other manufacturing facilities as needed to serve its existing and targeted customer base and identified underutilized or non-core assets for disposal. Management expects to use the proceeds from the sale of any underutilized or non-core assets to help fund costs of transferring any additional equipment from the Broadway Plant. Management is currently evaluating options for the real estate and any remaining assets in the Broadway Plant in 2018.

Our failure or inability to realize our key financial objectives could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.

Results of Operations

The tables below compare our segment and consolidated results for the three and six month periods of operations of 2018 to the three and six month periods of operations of 2017. The tables present the results for each period, the change in those results from 2017 to 2018 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended July 1, 2018 Compared to Three Months Ended July 2, 2017

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	July 1,	July 2,	Favorable	Favorable	July 1,	July 2,
	2018	2017	(Unfavorable)	(Unfavorable)	2018	2017
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$15,327	$14,059	$1,268	9.0%	66.7%	66.2%
Sypris Electronics	7,644	7,190	454	6.3	33.3	33.8
Total	22,971	21,249	1,722	8.1	100.0	100.0

Cost of sales:
Sypris Technologies	13,397	13,736	339	2.5	87.4	97.7
Sypris Electronics	6,640	5,890	(750)	(12.7)	86.9	81.9
Total	20,037	19,626	(411)	(2.1)	87.2	92.4

Gross profit (loss):
Sypris Technologies	1,930	323	1,607	497.5	12.6	2.3
Sypris Electronics	1,004	1,300	(296)	(22.8)	13.1	18.1
Total	2,934	1,623	1,311	80.8	12.8	7.6

Selling, general and administrative	3,171	3,581	410	11.4	13.8	16.9
Research and development	—	9	9	100.0	—	0.1
Severance, relocation and other costs	305	880	575	65.3	1.3	4.1
Operating loss	(542)	(2,847)	2,305	81.0	(2.4)	(13.4)

Interest expense, net	221	206	(15)	(7.3)	1.0	1.0
Other (income) expense, net	(1,623)	70	(1,693)	NM	(7.1)	0.3

Income (loss) before taxes	860	(3,123)	3,983	NM	3.7	(14.7)
Income tax expense, net	46	24	(22)	(91.7)	0.2	0.1

Net income (loss)	$814	$(3,147)	$3,961	NM	3.5%	(14.8)%

Six Months Ended July 1, 2018 Compared to Six Months Ended July 2, 2017.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Six
	Six Months Ended,		Change	Change	Months Ended
	July 1,	July 2,	Favorable	Favorable	July 1,	July 2,
	2018	2017	(Unfavorable)	(Unfavorable)	2018	2017
	(in thousands, except percentage data)

Net revenue:
Sypris Technologies	$29,834	$26,819	$3,015	11.2%	69.5%	68.0%
Sypris Electronics	13,079	12,615	464	3.7	30.5	32.0
Total	42,913	39,434	3,479	8.8	100.0	100.0

Cost of sales:
Sypris Technologies	25,797	27,140	1,343	4.9	86.5	101.2
Sypris Electronics	12,151	11,218	(933)	(8.3)	92.9	88.9
Total	37,948	38,358	410	1.1	88.4	97.3

Gross profit (loss):
Sypris Technologies	4,037	(321)	4,358	NM	13.5	(1.2)
Sypris Electronics	928	1,397	(469)	(33.6)	7.1	11.1
Total	4,965	1,076	3,889	361.4	11.6	2.7

Selling, general and administrative	6,319	6,991	672	9.6	14.7	17.7
Research and development	—	31	31	100.0	—	0.1
Severance, relocation and other costs	814	1,878	1,064	56.7	1.9	4.8
Operating loss	(2,168)	(7,824)	5,656	72.3	(5.1)	(19.9)

Interest expense, net	434	394	(40)	(10.2)	1.0	1.0
Other (income), net	(1,707)	(1,778)	(71)	(4.0)	(4.0)	(4.5)

Loss before taxes	(895)	(6,440)	5,545	86.1	(2.1)	(16.4)
Income tax expense, net	86	15	(71)	(473.3)	0.2	—

Net loss	$(981)	$(6,455)	$5,474	84.8	(2.3)%	(16.4)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three and six-month periods ended July 1, 2018 increased $1.3 million and $3.0 million from the prior year comparable periods, respectively. The net revenue growth for the comparable three-month periods was primarily attributable to increased sales volume of $2.2 million with customers in the commercial vehicle market, partially offset by lower energy related product sales of $0.3 million. The net revenue growth for the comparable six-month periods was primarily attributable to increased sales volume of $2.6 million with customers in the commercial vehicle market and increased energy related product sales of $2.1 million. The growth for the three and six-month periods was partially offset by the nonrenewal of the Eaton supply agreement, which accounted for $0.6 million and $1.7 million of revenue in the respective prior year periods.

Sypris Electronics derives its revenue primarily from circuit card and full box build manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $0.5 million for the three and six months ended July 1, 2018, from the prior year comparable periods. Revenue for the first six months of 2018 was affected by shortages of certain electronic components and extensive lead-time issues in the electronic manufacturing industry.

Gross Profit. Sypris Technologies’ gross profit increased $1.6 million and $4.4 million for the three and six months ended July 1, 2018.  The net increase in volumes contributed to an increase in gross profit of $0.2 million and $1.2 million for the three and six months ended July 1, 2018.  Additionally, gross profit for the three and six months ended July 1, 2018 was positively impacted by cost improvements following the transfer of production from our Broadway Plant, which was completed as of the end of 2017.

Sypris Electronics’ gross profit decreased $0.3 million and $0.5 million for the three and six months ended July 1, 2018, respectively. The decrease in gross profit was primarily as a result of an unfavorable revenue mix, which included the start-up of new programs and shortages of certain electronic components. Certain higher volume, higher margin programs were replaced with the start-up of new programs during the period. The Company expects the component shortages to dissipate during the second half of 2018. The adoption of ASC 606 increased our gross profit by $0.1 million and $0.2 million for the three and six months ended July 1, 2018.

Selling, General and Administrative. Selling, general and administrative expense decreased by $0.4 million and $0.7 million for the three and six month periods ended July 1, 2018, respectively, as compared to the same periods in 2017, primarily as a result of lower employee medical insurance claim expenses during the period as compared to the prior year.

Severance, Relocation and Other Costs. Severance, relocation and other costs were $0.3 million and $0.8 million for the three and six months ended July 1, 2018, respectively, as compared to $0.9 million and $1.9 million for the three and six months ended July 2, 2017. The charges for the first six months of 2018 included $0.2 million in equipment relocation costs and $0.6 million in other costs primarily related to mothball costs associated with the closure of the Broadway Plant. Severance, relocation and other costs in 2017 are comprised of accruals related to the anticipated headcount reductions associated with the closure of the Broadway Plant and equipment relocation costs incurred during the quarter (See Note 6 to the consolidated financial statements in this Form 10-Q).

Other (Income) Expense, Net. The Company recognized other income, net of $1.7 million for the six months ended July 1, 2018 compared to $1.8 million for the six months ended July 2, 2017. As described in Note 3 and Note 17 to the consolidated financial statements, in the first quarter of 2018, the Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). The ASU requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires application on a retrospective basis. As such, the other components of net periodic benefit costs included in other income for the six months ended July 1, 2018 and July 2, 2017 were $0.3 million and $0.2 million, respectively.

During the six months ended July 1, 2018, the Company recognized an insurance recovery gain of $2.3 million related to proceeds received related to damage sustained at one of its plants (see Note 7).  Additionally, the Company recognized a net loss of $0.2 million related to the sale of idle assets.  Foreign currency related losses were not material in the first six months of 2018.

Other income, net for the first six months of 2017 includes $2.5 million related to the gain recognized on the sale of idle assets within Sypris Technologies. The gain was partially offset by foreign currency related translation losses of $0.6 million recognized in the first six months of 2017 related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

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

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of December 31, 2017 and July 1, 2018. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

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

Capital Lease Obligations. On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215 million Mexican Pesos, or approximately $12.2 million in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $2.8 million for the building as of July 1, 2018.

In January 2018, the Company entered into a capital lease for $1.3 million for new production equipment installed at its Sypris Electronics facility during 2017. The balance of the lease obligation as of July 1, 2018 was $0.8 million.

Cash Balance. At July 1, 2018, we had approximately $7.2 million of cash and cash equivalents, of which $0.8 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Cash Flows

Operating Activities. Net cash used by operating activities was $2.7 million in the first six months of 2018 as compared to $6.0 million in the same period of 2017. Cash of $2.8 million was used to finance increased accounts receivables in the first six months of 2018 as a result of the increase in revenue and the timing of revenue being weighted toward the last month of the period. The investment in inventory in the first six months of 2018 resulted in a usage of cash of $1.0 million. There was a corresponding increase in accounts payable during the first six months of 2018, which resulted in a source of cash of $3.4 million. Additionally, accrued and other liabilities increased during the first six months of 2018 primarily as a result of prepayments from customers within Sypris Electronics, resulting in a source of cash of $1.1 million.

Investing Activities. Net cash provided by investing activities was $2.4 million for the first six months of 2018 as compared to $1.6 million for the first six months of 2017. Net cash provided by investing activities for the first six months of 2018 includes $2.3 million from insurance proceeds related to damage sustained at one of its plants from freezing pipes (See Note 7). Additionally, the company received proceeds of $1.4 million from the sale of idle assets by Sypris Technologies during the period.

Net cash provided by investing activities for the first six months of 2017 includes proceeds of $2.6 million from the sale of idle assets by Sypris Technologies during the period. Capital expenditures in both periods represented maintenance levels of investment.

Financing Activities. Net cash used in financing activities was $0.7 million for the first six months of 2018 as compared to $0.2 million for the first six months of 2017. Net cash used in financing activities in the first six months of 2018 included capital lease payments of $0.6 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

Net cash used in financing activities in the first six months of 2017 included capital lease payments of $0.1 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except as set forth below in connection with the adoption of ASC 606, there have been no significant changes in our critical accounting policies during the six months ended July 1, 2018.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our estimated income and cash flows includes significant gains and proceeds from the anticipated sale of certain equipment, but there can be no assurances that such sales will be achieved as planned; our failure to return to profitability on a timely basis, which would cause us to continue to use existing cash resources or other assets to fund operating losses; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of tariffs, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost and availability of raw materials such as steel, component parts (especially electronic components), natural gas or utilities; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; dependence on, retention or recruitment of key employees; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability or environmental claims; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; the costs of compliance with our auditing, regulatory or contractual obligations; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; potential weaknesses in internal controls over financial reporting and enterprise risk management; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; our reliance on third party vendors and sub-suppliers; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; cyber security threats and disruptions; failure to adequately insure or to identify environmental or other insurable risks; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 14, 2018	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	August 14, 2018	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)