Form 10-Q
period 2018-09-30
SYPRIS SOLUTIONS INC
filed 2018-11-13
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended September 30, 2018

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

As of November 3, 2018, the Registrant had 21,398,182 shares of common stock outstanding.

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net revenue	$21,101	$21,371	$64,014	$60,805
Cost of sales	19,899	20,630	57,847	58,988

Gross profit	1,202	741	6,167	1,817

Selling, general and administrative	2,942	3,134	9,261	10,125
Research and development	0	5	0	36
Severance, relocation and other costs	274	357	1,088	2,235

Operating loss	(2,014)	(2,755)	(4,182)	(10,579)

Interest expense, net	231	208	665	602
Other expense (income), net	56	115	(1,651)	(1,663)

Loss before taxes	(2,301)	(3,078)	(3,196)	(9,518)
Income tax expense	35	55	121	70

Net loss	$(2,336)	$(3,133)	$(3,317)	$(9,588)

Loss per share:
Basic	$(0.11)	$(0.15)	$(0.16)	$(0.47)
Diluted	$(0.11)	$(0.15)	$(0.16)	$(0.47)

Weighted average shares outstanding:
Basic	20,555	20,397	20,497	20,305
Diluted	20,555	20,397	20,497	20,305

Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net loss	$(2,336)	$(3,133)	$(3,317)	$(9,588)

Other comprehensive income (loss)
Foreign currency translation adjustments	395	(47)	297	1,133

Comprehensive loss	$(1,941)	(3,180)	$(3,020)	$(8,455)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,623	$8,144
Accounts receivable, net	11,471	9,317
Inventory, net	18,856	17,641
Other current assets	6,020	2,003
Assets held for sale	2,016	2,898
Total current assets	46,986	40,003

Property, plant and equipment, net	14,766	15,574
Other assets	881	1,578
Total assets	$62,633	$57,155

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,472	$10,465
Accrued liabilities	15,027	10,330
Current portion of capital lease obligations	577	829

Total current liabilities	30,076	21,624

Long-term capital lease obligations	2,959	3,397
Note payable – related party	6,446	6,435
Other liabilities	8,686	8,769

Total liabilities	48,167	40,225

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,414,374 shares issued and 21,398,182 outstanding in 2018 and 21,438,269 shares issued and 21,422,077 outstanding in 2017	214	214
Additional paid-in capital	154,244	153,858
Accumulated deficit	(114,738)	(111,591)
Accumulated other comprehensive loss	(25,254)	(25,551)
Treasury stock, 16,192 shares in 2018 and 2017	0	0

Total stockholders’ equity	14,466	16,930

Total liabilities and stockholders’ equity	$62,633	$57,155

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended
	September 30,	October 1,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,317)	$(9,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,988	2,929
Stock-based compensation expense	493	563
Deferred loan costs recognized	11	45
Insurance recovery gain	(2,275)	0
Net loss (gain) on the sale of assets	241	(2,664)
Provision for excess and obsolete inventory	(125)	145
Other noncash items	127	622
Contributions to pension plans	(77)	0
Changes in operating assets and liabilities:
Accounts receivable	(2,164)	(2,552)
Inventory	(2,184)	(7,713)
Other current assets	(2,681)	658
Accounts payable	4,007	5,617
Accrued and other liabilities	4,891	3,392

Net cash used in operating activities	(1,065)	(8,546)

Cash flows from investing activities:
Capital expenditures	(1,321)	(1,457)
Proceeds from sale of assets	1,388	2,750
Insurance proceeds for recovery of property damage, net	2,275	0
Change in restricted cash	0	1,500

Net cash provided by investing activities	2,342	2,793

Cash flows from financing activities:
Capital lease payments	(691)	(149)
Indirect repurchase of shares of minimum statutory tax withholdings	(107)	(123)

Net cash used in financing activities	(798)	(272)

Net increase (decrease) in cash and cash equivalents	479	(6,025)

Cash and cash equivalents at beginning of period	8,144	15,270

Cash and cash equivalents at end of period	$8,623	$9,245

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2017 balance	21,329,690	$213	$153,252	$(100,769)	$(26,598)	$0

Net loss	0	0	0	(9,588)	0	0
Foreign currency translation adjustment	0	0	0	0	1,133	0
Restricted common stock grant	199,000	2	(2)	0	0	0
Noncash compensation	42,000	0	563	0	0	0
Treasury stock	(39,000)	0	0	0	0	0
Retire treasury stock	(109,613)	(1)	(122)	0	0	0

October 1, 2017 balance	21,422,077	$214	$153,691	$(110,357)	$(25,465)	$0

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2018 balance	21,422,077	$214	$153,858	$(111,591)	$(25,551)	$0

Net loss	0	0	0	(3,317)	0	0
Adoption of new accounting standards	0	0	0	170	0	0
Foreign currency translation adjustment	0	0	0	0	297	0
Noncash compensation	42,000	0	493	0	0	0
Retire treasury stock	(65,895)	0	(107)	0	0	0

September 30, 2018 balance	21,398,182	$214	$154,244	$(114,738)	$(25,254)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2017 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts within the footnotes have been reclassified to conform to current period presentation.

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

Under the modified retrospective method of adoption, we are also required to disclose in the first year of adoption the hypothetical impact to our financial statements if we had continued to follow our accounting policies under ASC 605 during the period.  We estimate that the impact to revenue for the three and nine months ended September 30, 2018 would have been an increase of approximately $24,000 and a decrease of $1,002,000, respectively, representing the amount of revenue recognized over time versus at a point in time under ASC 606.  Additionally, the adoption of ASC 606 increased our operating loss and net loss by $71,000, or less than $0.01 per share for the three months ended September 30, 2018 and decreased our operating loss and net loss by $115,000, or $0.01 per share, for the nine months ended September 30, 2018.

The following table summarizes the effect of adopting ASC 606 on our unaudited consolidated statement of operations for the three months ended September 30, 2018:

	Legacy GAAP	Impact of	As Reported
	Sept. 30, 2018	ASC 606	Sept. 30, 2018

Net revenue	$21,125	$(24)	$21,101
Cost of sales	19,852	47	19,899
Gross profit	1,273	(71)	1,202

Selling, general and administrative	2,942	0	2,942
Severance, equipment relocation and other costs	274	0	274
Operating loss	(1,943)	(71)	(2,014)

Interest expense, net	231	0	231
Other (income), net	56	0	56
Income before taxes	(2,230)	(71)	(2,301)

Income tax expense	35	0	35

Net income	$(2,265)	$(71)	$(2,336)

The following table summarizes the effect of adopting ASC 606 on our unaudited consolidated statement of operations for the nine months ended September 30, 2018:

	Legacy GAAP	Impact of	As Reported
	Sept. 30, 2018	ASC 606	Sept. 30, 2018

Net revenue	$63,012	$1,002	$64,014
Cost of sales	56,960	887	57,847
Gross profit	6,052	115	6,167

Selling, general and administrative	9,261	0	9,261
Severance, equipment relocation and other costs	1,088	0	1,088
Operating loss	(4,297)	115	(4,182)

Interest expense, net	665	0	665
Other (income), net	(1,651)	0	(1,651)
Loss before taxes	(3,311)	115	(3,196)

Income tax expense	121	0	121

Net loss	$(3,432)	$115	$(3,317)

The following table summarizes the cumulative effect of the changes to our unaudited consolidated balance sheets as of September 30, 2018 from the adoption of ASC 606:

	Legacy GAAP	Impact of	As Reported
	Sept. 30, 2018	ASC 606	Sept. 30, 2018
Assets
Inventories – net	$20,397	$(1,541)	$18,856
Contract assets	0	1,826	1,826

Liabilities and Equity
Accumulated deficit	$(115,023)	$285	$(114,738)

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). The new standard was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this update supersedes FASB Accounting Standards Codification (“ASC”) 840, Leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt this update beginning on January 1, 2019 using a modified retrospective transition method. The Company expects to elect certain practical expedients permitted under the transition guidance within the standard where comparative periods of adoption do not need to be restated. The Company expects the valuation of right of use assets and lease liabilities, previously described as operating leases, to be the present value of the Company’s forecasted future lease commitments. The Company is continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations, and expects the amendments will have a material impact on our consolidated financial statements, primarily from the recognition of right-of-use assets and lease liabilities on our consolidated balance sheets and changes to related disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. The income statement guidance requires application on a retrospective basis. The Company adopted the ASU on January 1, 2018, and as a result operating income increased $299,000 and other income decreased by $299,000 for the nine months ended October 1, 2017. The Company used the practical expedient provided in ASU 2017-07 that permits the use of the amounts disclosed in its benefit plans notes for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. These changes in presentation do not result in any changes to net loss or loss per share. Details of the components of net periodic benefit costs are provided in Note 17.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

(4)	Revenue from Contracts with Customers

The Company recognizes revenue when it satisfies a performance obligation by transferring control of a promised product or rendering a service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for the product or service (the “transaction price”). The Company’s transaction price in its contracts with customers is generally fixed; no payment discounts, rebates or refunds are included within its contracts. The Company also does not provide service-type warranties either via written agreement or customary business practice, nor does it allow customer returns. In connection with the sale of various parts to customers, the Company is subject to typical assurance warranty obligations covering the compliance of the electronics parts produced to agreed-upon specifications (See Note 15). Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company.

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

Our contract profit margins may include estimates of revenues for goods or services on which the customer and the Company have not reached final agreements, such as contract changes, settlements of disputed claims, and the final amounts of requested equitable adjustments permitted under the contract. These estimates are based upon management's best assessment of the totality of the circumstances and are included in our contract profit based upon contractual provisions and our relationships with each customer.

The majority of our arrangements are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $17,364,000 of remaining performance obligations as of September 30, 2018, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 18% of our remaining performance obligations as revenue in the three months ended December 31, 2018, 70% in 2019 and the balance thereafter.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2018:

	Three Months	Nine Months
	Ended,	Ended
	Sept. 30, 2018	Sept. 30, 2018
	(Unaudited)

Sypris Technologies – transferred point in time	$14,852	$44,686
Sypris Electronics – transferred point in time	1,510	3,664
Sypris Electronics – transferred over time	4,739	15,664

Net revenue	$21,101	$64,014

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of September 30, 2018 and at the date of adoption of ASC 606 were $1,826,000 and $825,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of September 30, 2018 and at the date of adoption of ASC 606, contract liabilities were $4,659,000 and $1,509,000, respectively, and are included within accrued liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $543,000 and $1,614,000 for the three and nine months ended September 30, 2018, respectively. The Company recognized revenue from contract liabilities of $1,545,000 and $2,889,000 for the three and nine months ended October 1, 2017, respectively.

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

The Company has embraced a strategic change in its business by repositioning away from certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with longer-term relationships, especially among the OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”), which expired on January 1, 2017, which utilized production at the Company’s Louisville, Kentucky automotive and commercial vehicle manufacturing plant (the “Broadway Plant”). The Company similarly has experienced a reduction in certain portions of its business with Eaton Corporation (“Eaton”). As a result of these decisions, the Company experienced a significant reduction in its commercial vehicle revenues in 2017 (See Note 6). Subsequent to the end of the third quarter of 2018, the Company entered into a three-year agreement to supply axle shafts to Sistemas Automotrices de Mexico, S.A. de C.V. (“Sisamex”), as well as a number of other product lines for periods of up to six years from the commencement of production.

(6)	Exit and Disposal Activities

On February 21, 2017, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which included the relocation of production to other Company facilities, as needed, and/or the closure of the plant. The relocation of production was complete as of the end of 2017. The Company has relocated certain assets from the Broadway Plant to other manufacturing facilities, as needed, to serve its existing and target customer base and identified underutilized or non-core assets for disposal. Management expects to apply the proceeds from the sale of any underutilized or non-core assets to help fund the costs to transfer any additional equipment from the Broadway Plant. Management is currently evaluating options for the real estate and any remaining assets in the Broadway Plant.

As a result of these initiatives, the Company recorded charges of $1,088,000, or $0.05 per share, and $2,235,000, or $0.11 per share, during the first nine months of 2018 and 2017, respectively, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the consolidated statement of operations. All $1,088,000 incurred during the nine months ended September 30, 2018 was recorded within Sypris Technologies. Of these costs, $254,000 was for equipment relocation costs and $834,000 was primarily related to mothball costs associated with the closed facility. The charges for the nine months ended October 1, 2017 included $1,017,000 for severance and benefit related costs and $1,218,000 for equipment relocation costs. A summary of the total pre-tax charges is as follows (in thousands):

		Costs Incurred
		Nine Months	Total	Remaining
	Total	Ended	Recognized	Costs to be
	Program	Sept. 30, 2018	to date	Recognized
Severance and benefit related costs	$1,350	$0	$1,350	$0
Asset impairments	188	0	188	0
Equipment relocation costs	1,804	254	1,678	126
Other	1,302	834	877	425
	$4,644	$1,088	$4,093	$551

A summary of costs and related reserves for the transition of production from the Broadway Plant at September 30, 2018 is as follows (in thousands):

	Accrued		Cash	Accrued
	Balance at		Payments	Balance at
	Dec. 31,	2018	or Asset	Sept. 30,
	2017	Charge	Write-Offs	2018
Severance and benefit-related costs	$145	$0	$(145)	$0
Equipment relocation costs	0	254	(254)	0
Other	0	834	(834)	0
	$145	$1,088	$(1,233)	$0

The Company expects to incur additional pre-tax costs of approximately $551,000 within Sypris Technologies, the majority of which is expected to be cash expenditures.

As noted above, management expects to apply proceeds from the sale of underutilized or non-core assets to help fund the costs to transfer additional equipment from the Broadway Plant and the transition of the related production. The following assets have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

	September 30,	December 31,
	2018	2017
	(Unaudited)

Machinery, equipment, furniture and fixtures	$16,819	$28,874
Accumulated depreciation	(14,803)	(25,976)
Total assets	$2,016	$2,898

(7)	Property Insurance Settlement

Subsequent to the transfer of production from the Broadway Plant, the primary water supply and sprinkler pipes within the facility suffered freeze damage during an extended period of extreme cold temperatures. The Company and its insurer reached a full and final settlement agreement with respect to the claim during the second quarter of 2018. Insurance proceeds are recorded to the extent of the losses and then, only if recovery is realized or probable. Any gains in excess of losses are recognized only when the contingencies regarding the recovery are resolved and the amount is fixed or determinable. During the nine months ended September 30, 2018, the Company received insurance proceeds of $2,447,000 and recognized an insurance recovery gain of $2,275,000, net of expenses incurred for claim related expenses.

The Company is currently evaluating options related to the disposition of the Broadway Plant, including the extent to which repairs, if any, are made to the facility. The Company considered the need for an impairment recognition based on the change in the facility’s physical condition following the freeze damage. Although the fair market value of the facility was reduced by the freeze damage, the Company determined the fair market value of the building and land exceeds the net book value as of September 30, 2018.

(8)	Other Expense (Income), Net

As described in Note 3, the Company adopted ASU 2017-07 in the first quarter of 2018. ASU 2017-07 requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires application on a retrospective basis. Accordingly, the other components of net periodic benefit costs included in other income for the three and nine-month periods ended September 30, 2018 were $161,000 and $483,000, respectively. The components of net periodic benefit costs included in other income for the three and nine month periods ended October 1, 2017 were $100,000 and $299,000, respectively.

During the nine months ended September 30, 2018, the Company recognized an insurance recovery gain of $2,275,000 related to the settlement of a property insurance claim on the Broadway Plant (see Note 7). Additionally, the Company recognized a net loss of $241,000 related to the sale of certain idle assets and foreign currency related translation gains of $92,000 related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

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

(9)	Stock-Based Compensation

During the nine months ended September 30, 2018, the Company granted 754,750 options under a long-term incentive program. These awards vest on the third anniversary of the grant date. The options have a five-year term and cliff vest at three years of service. The grants did not have a significant impact on the Company’s consolidated financial statements during the three and nine months ended September 30, 2018.

(10)	Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and nine months ended September 30, 2018 and October 1, 2017, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Loss attributable to stockholders:
Net loss as reported	$(2,336)	$(3,133)	$(3,317)	$(9,588)
Less distributed and undistributed earnings allocable to restricted award holders	0	0	0	0
Net loss allocable to common stockholders	$(2,336)	$(3,133)	$(3,317)	$(9,588)

Loss per common share attributable to stockholders:
Basic	$(0.11)	$(0.15)	$(0.16)	$(0.47)
Diluted	$(0.11)	$(0.15)	$(0.16)	$(0.47)

Weighted average shares outstanding – basic	20,555	20,397	20,497	20,305
Weighted average additional shares assuming conversion of potential common shares	0	0	0	0
Weighted average shares outstanding – diluted	20,555	20,397	20,497	20,305

(11)	Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
	(Unaudited)
Raw materials	$12,000	$10,011
Work in process	6,663	7,150
Finished goods	1,264	1,645
Reserve for excess and obsolete inventory	(1,071)	(1,165)
Total	$18,856	$17,641

(12)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
	(Unaudited)
Land and land improvements	$219	$219
Buildings and building improvements	11,287	11,140
Machinery, equipment, furniture and fixtures	56,506	54,554
Construction in progress	1,604	998
	69,616	66,911

Accumulated depreciation	(54,850)	(51,337)
	$14,766	$15,574

(13)	Debt

Debt outstanding consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
	(Unaudited)
Current:
Current portion of capital lease obligation	$577	$829

Long Term:
Note payable – related party	$6,500	$6,500
Capital lease obligation	2,959	3,397
Less unamortized debt issuance and modification costs	(54)	(65)
Long term debt net of unamortized debt costs	$9,405	$9,832

Note Payable – Related Party

The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6,500,000 in principal as of September 30, 2018 and December 31, 2017. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year until March 31, 2019 and, thereafter, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The maturity dates for the obligation are as follows: $2,500,000 of the obligation on April 1, 2021, $2,000,000 on April 1, 2023, and the balance on April 1, 2025. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2021 and 2023.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company.

Capital Lease Obligation

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $2,764,000 for the building as of September 30, 2018.

In January 2018, the Company entered into a 36-month capital lease for $1,277,000 for new production equipment installed at its Sypris Electronics facility during 2017. The balance of the capital lease obligation as of September 30, 2018 was $772,000.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net revenue:
Sypris Technologies	$14,852	$13,547	$44,686	$40,366
Sypris Electronics	6,249	7,824	19,328	20,439
	$21,101	$21,371	$64,014	$60,805

Gross profit (loss):
Sypris Technologies	$1,329	$(574)	$5,366	$(895)
Sypris Electronics	(127)	1,315	801	2,712
	$1,202	$741	$6,167	$1,817
Operating (loss) income:
Sypris Technologies	$(129)	$(2,164)	$550	$(7,373)
Sypris Electronics	(776)	493	(1,169)	671
General, corporate and other	(1,109)	(1,084)	(3,563)	(3,877)
	$(2,014)	$(2,755)	$(4,182)	$(10,579)
(Loss) income before taxes:
Sypris Technologies	$(263)	$(2,357)	$1,971	$(5,942)
Sypris Electronics	(828)	493	(1,264)	674
General, corporate and other	(1,210)	(1,214)	(3,903)	(4,250)
	$(2,301)	$(3,078)	$(3,196)	$(9,518)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Total assets:
Sypris Technologies	$32,285	$31,725
Sypris Electronics	21,230	17,440
General, corporate and other	9,118	7,990
	$62,633	$57,155
Total liabilities:
Sypris Technologies	$27,537	$23,854
Sypris Electronics	12,681	8,352
General, corporate and other	7,949	8,019
	$48,167	$40,225

(15)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017 was $570,000 and $666,000, respectively. The Company’s warranty expense for the three and nine months ended September 30, 2018 and October 1, 2017 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications either from companies previously owning these facilities or from purchasers of those facilities. As of September 30, 2018 and December 31, 2017, no amounts were accrued for any environmental matters.

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

During the year ended December 31, 2017, the Company became aware of a lawsuit involving one of Sypris Electronics’ customers and its primary distributor. This customer informed the Company that, as a result of the lawsuit, the customer would no longer operate its business, and that it has transferred this business to a designated successor. The Company holds $969,000 of inventory related specifically to this customer as of September 30, 2018. On December 21, 2017, the Company entered into a new supply agreement with the designated successor, which provides for purchases of the aforementioned inventory and additional purchases in excess of our inventories on hand and for prices in excess of our cost. As of September 30, 2018, the Company has recognized revenue of $68,000 under the new supply agreement and has received purchase orders in compliance with the new supply agreement. No assurances can be given that the successor customer will be successful or will continue to comply with the terms of the new agreement, which could adversely affect our ability to recoup any or all of our investment in these inventories. Given the uncertainties described above, no estimate currently can be made of a range of amounts of loss that are reasonably possible should the program with the successor not be successful.

As of September 30, 2018, the Company had outstanding purchase commitments of approximately $15,417,000, primarily for the acquisition of inventory and manufacturing equipment.

(16)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 21% and 35% in 2018 and 2017, respectively, and for its foreign operations at a statutory rate of 30% in 2018 and 2017. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

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

The Tax Act also provides that undistributed and previously untaxed post-1986 foreign earnings will be deemed distributed in 2017 and be subject to tax at reduced effective rates (Transition Tax). The Company estimates it has a net cumulative deficit in Earnings & Profits (E&P) from its foreign subsidiaries and, consequently, will not be subject to the Transition Tax. In the event that a final calculation were to result in a nominal Transition Tax, as the Company has a Net Operating Loss in excess of the accumulated E&P of its Mexican subsidiaries as of December 31, 2017, it will not incur a liability for the deemed repatriation of foreign earnings. Additionally, as of September 30, 2018 and December 31, 2017, the Company’s U.S. deferred liability for cumulative undistributed earnings has been eliminated.

(17)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Service cost	$1	$1	$3	$4
Interest cost on projected benefit obligation	329	380	987	1,139
Net amortizations, deferrals and other costs	158	174	474	521
Expected return on plan assets	(326)	(454)	(978)	(1,361)
Net periodic benefit cost	$162	$101	$486	$303

(18)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
	(Unaudited)
Foreign currency translation adjustments	$(10,618)	$(10,915)
Employee benefit related adjustments – U.S.	(14,748)	(14,748)
Employee benefit related adjustments – Mexico	112	112

Accumulated other comprehensive loss	$(25,254)	$(25,551)

(19)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at September 30, 2018 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. We offer a wide range of manufactured products, with a preference for multi-year sole-source contracts.

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

Sypris Technologies Outlook

The Sypris Technologies segment continues to migrate from its traditional, concentrated dependence upon the commercial vehicle markets to a more diversified base of customers who place value on our innovation, flexibility and lean manufacturing capabilities. The continued strength of the U.S. dollar, the tightening of margins in certain sectors of the commercial vehicle markets and the generally softening markets led the Company to reevaluate the strategic importance of each of its customers to the Company’s long-term success. In connection with this reevaluation process, the Company and Meritor determined not to renew their supply agreement for certain of Meritor’s domestic, forged axle shafts beginning in 2017. The Company has had a similar reduction in its business with Eaton. However, the Company continues to supply component parts to Sistemas Automotrices de Mexico, S.A de C.V. (“Sisamex”), Meritor’s joint venture in Mexico, and continues to supply axle shafts to Meritor’s Brazilian subsidiary. Subsequent to the end of the third quarter of 2018, the Company entered into a new three-year agreement to supply axle shafts to Sisamex, as well as a number of other product lines for periods of up to six years from the commencement of production.

The oil and gas markets, served by our Tube Turns® brand of engineered product lines, have strengthened along with the overall economy, and domestic pipeline projects continue to be active with U.S. domestic gas and oil production increasing in 2017 and the first nine months of 2018.

We are pursuing new business in a wide variety of markets from light automotive to refrigeration valves to new energy related product lines to achieve a more balanced portfolio across our customers, markets and products. We have recently announced new program awards in each of these markets that have contributed to revenue growth for Sypris Technologies in 2018. We believe these opportunities provide a solid multi-year foundation for growth and that additional prospective business will result in increased revenue in 2018 and 2019.

Sypris Electronics Outlook

We have faced challenges within Sypris Electronics, such as the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally over the last several years, the emergence of new competitors to our manufacturing capabilities, as well as federal government spending uncertainties in the U.S. and the allocation of funds by the U.S. Department of Defense. More recently, we have begun to generate revenue from the ramp-up of new electronic manufacturing programs.

We announced new program awards for Sypris Electronics that contributed to revenue in 2017 and 2018, with certain programs continuing into 2019. In addition to program awards related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded programs related to the communication and navigation markets which align with our unique capabilities for delivering products for complex, high cost of failure platforms. The National Defense Authorization Act for Fiscal Year 2019 provides nearly $700 billion in funding for the U.S. Department of Defense, which is expected to support program growth and market expansion during the coming year for aerospace and defense participants. We expect to compete favorably for follow-on business opportunities on future builds of these programs, as our competitiveness is enhanced by the reduction in our overhead structure following our relocation into a new manufacturing facility as of the beginning of 2017.

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

On November 22, 2016, the Board of Directors of the Company approved moving forward with the exploration of a range of strategic options for the Broadway Plant, including the divestiture of the plant, the transitional reduction in its operations to accommodate lower volumes, the relocation of production to other Company facilities as needed, and/or the closure of the plant. Accordingly, management explored various exit or disposal options for the Broadway Plant with the input of our salaried and unionized employees, our customers and others within the industry. On February 21, 2017, with the benefit of management’s analysis, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which was substantially complete as of the end of 2017. The Company has relocated certain assets from the Broadway Plant to other manufacturing facilities as needed to serve its existing and targeted customer base and identified underutilized or non-core assets for disposal. Management expects to use the proceeds from the sale of any underutilized or non-core assets to help fund costs of transferring any additional equipment from the Broadway Plant. Management is currently evaluating options for the real estate and any remaining assets in the Broadway Plant.

Our failure or inability to realize our key financial objectives could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.

Results of Operations

The tables below compare our segment and consolidated results for the three and nine month periods of operations of 2018 to the three and nine month periods of operations of 2017. The tables present the results for each period, the change in those results from 2017 to 2018 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended September 30, 2018 Compared to Three Months Ended October 1, 2017

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	September 30,	October 1,	Favorable	Favorable	September 30,	October 1,
	2018	2017	(Unfavorable)	(Unfavorable)	2018	2017
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$14,852	$13,547	$1,305	9.6%	70.3%	63.4%
Sypris Electronics	6,249	7,824	(1,575)	(20.1)	29.6	36.6
Total	21,101	21,371	(270)	(1.3)	100.0	100.0

Cost of sales:
Sypris Technologies	13,523	14,121	598	4.2	91.1	104.2
Sypris Electronics	6,376	6,509	133	2.0	102.0	83.2
Total	19,899	20,630	731	3.5	94.3	96.5

Gross profit (loss):
Sypris Technologies	1,329	(574)	1,903	NM	8.9	(4.2)
Sypris Electronics	(127)	1,315	(1,442)	NM	(2.0)	16.8
Total	1,202	741	461	62.2	5.7	3.5

Selling, general and administrative	2,942	3,134	192	6.1	13.9	14.7
Research and development	—	5	5	100.0	—	0.0
Severance, relocation and other costs	274	357	83	23.2	1.3	1.7
Operating loss	(2,014)	(2,755)	741	26.9	(9.5)	(12.9)

Interest expense, net	231	208	(23)	(11.1)	1.1	1.0
Other expense, net	56	115	59	51.3	0.3	0.5

Loss before taxes	(2,301)	(3,078)	777	25.2	(10.9)	(14.4)
Income tax expense, net	35	55	20	36.4	0.2	0.3

Net loss	$(2,336)	$(3,133)	$797	25.4	(11.1)%	(14.7)%

Nine Months Ended September 30, 2018 Compared to Nine Months Ended October 1, 2017.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Nine
	Nine Months Ended,		Change	Change	Months Ended
	September 30,	October 1,	Favorable	Favorable	September 30,	October 1,
	2018	2017	(Unfavorable)	(Unfavorable)	2018	2017
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$44,686	$40,366	$4,320	10.7%	69.8%	66.4%
Sypris Electronics	19,328	20,439	(1,111)	(5.4)	30.2	33.6
Total	64,014	60,805	3,209	5.3	100.0	100.0

Cost of sales:
Sypris Technologies	39,320	41,261	1,941	4.7	88.0	102.2
Sypris Electronics	18,527	17,727	(800)	(4.5)	95.9	86.7
Total	57,847	58,988	1,141	1.9	90.4	97.0

Gross profit (loss):
Sypris Technologies	5,366	(895)	6,261	NM	12.0	(2.2)
Sypris Electronics	801	2,712	(1,911)	(70.5)	4.1	13.3
Total	6,167	1,817	4,350	239.4	9.6	3.0

Selling, general and administrative	9,261	10,125	864	8.5	14.5	16.6
Research and development	—	36	36	100.0	—	0.1
Severance, relocation and other costs	1,088	2,235	1,147	51.3	1.7	3.7
Operating loss	(4,182)	(10,579)	6,397	60.5	(6.5)	(17.4)

Interest expense, net	665	602	(63)	(10.5)	1.0	1.0
Other (income), net	(1,651)	(1,663)	(12)	(0.7)	(2.5)	(2.7)

Loss before taxes	(3,196)	(9,518)	6,322	66.4	(5.0)	(15.7)
Income tax expense, net	121	70	(51)	(72.9)	0.2	0.1

Net loss	$(3,317)	$(9,588)	$6,271	65.4	(5.2)%	(15.8)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three and nine-month periods ended September 30, 2018 increased $1.3 million and $4.3 million from the prior year comparable periods, respectively. The net revenue growth for the comparable three-month period was primarily attributable to increased sales volume of $1.6 million with customers in the commercial vehicle market, partially offset by lower energy related product sales of $0.2 million. The net revenue growth for the comparable nine-month period was primarily attributable to increased sales volume of $4.1 million with customers in the commercial vehicle market and increased energy related product sales of $1.9 million. The growth for the three and nine-month periods was partially offset by the nonrenewal of the Eaton supply agreement, which accounted for $0.1 million and $1.7 million of revenue in the respective prior year periods.

Sypris Electronics derives its revenue primarily from circuit card and full box build manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics decreased $1.6 million and $1.1 million for the three and nine months ended September 30, 2018, respectively, from the prior year comparable periods. Revenue for the three and nine-month periods of 2018 was affected by shortages of certain electronic components and extensive lead-time issues in the electronic manufacturing industry. Program delays associated with changes to the complex designs of certain circuit cards and the qualification and ramp-up of production on new programs further contributed to the decrease in revenue for the comparable periods.

Gross Profit. Sypris Technologies’ gross profit increased $1.9 million and $6.3 million for the three and nine months ended September 30, 2018. The net increase in volumes contributed to an increase in gross profit of $0.2 million and $1.3 million for the three and nine months ended September 30, 2018. Additionally, gross profit for the three and nine months ended September 30, 2018 was positively impacted by cost improvements following the transfer of production from our Broadway Plant, which was completed as of the end of 2017.

Sypris Electronics’ gross profit decreased $1.4 million and $1.9 million for the three and nine months ended September 30, 2018, respectively. The decrease in gross profit was primarily attributable to an unfavorable revenue mix, which included the start-up of new programs and shortages of certain electronic components. Certain higher volume, higher margin programs were replaced with the start-up of new programs during the period. The Company expects the component shortages to continue during the fourth quarter of 2018 and into 2019, however recent actions by the Company, our customers and vendors to mitigate the impact of the shortages on our production are expected to yield improvements in component availability for our programs. The adoption of ASC 606 decreased our gross profit by $0.1 million and increased our gross profit by $0.1 million for the three and nine months ended September 30, 2018, respectively.

Selling, General and Administrative. Selling, general and administrative expense decreased by $0.2 million and $0.9 million for the three and nine month periods ended September 30, 2018, respectively, as compared to the same periods in 2017, primarily as a result of lower employment costs during the period as compared to the prior year.

Severance, Relocation and Other Costs. Severance, relocation and other costs were $0.3 million and $1.1 million for the three and nine months ended September 30, 2018, respectively, as compared to $0.4 million and $2.2 million for the three and nine months ended October 1, 2017. The charges for the first nine months of 2018 included $0.1 million in equipment relocation costs and $0.2 million primarily related to mothball costs associated with the closure of the Broadway Plant. Severance costs in 2017 are comprised of charges related to the headcount reductions associated with the closure of the Broadway Plant and equipment relocation costs incurred during the period (see Note 6 to the consolidated financial statements in this Form 10-Q).

Other Expense (Income), Net. The Company recognized other income, net of $1.7 million for the nine months ended September 30, 2018 compared to $1.7 million for the nine months ended October 1, 2017. As described in Note 3 and Note 17 to the consolidated financial statements, in the first quarter of 2018, the Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). The ASU requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires application on a retrospective basis. As such, the other components of net periodic benefit costs included in other income for the nine months ended September 30, 2018 and October 1, 2017 were $0.5 million and $0.3 million, respectively.

During the nine months ended September 30, 2018, the Company recognized an insurance recovery gain of $2.3 million related to proceeds received for damage sustained at one of its plants (see Note 7 to the consolidated financial statements in this Form 10-Q). Additionally, the Company recognized foreign currency related translation gains of $0.1 million in the first nine months of 2017 related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. The gains were partially offset by a loss of $0.2 million related to the sale or disposal of idle assets.

The Company recognized other income, net of $1.7 million for the nine months ended October 1, 2017. Other income, net for the nine months ended October 1, 2017 includes $2.7 million related to the gain recognized on the sale of idle assets within Sypris Technologies. The gain was partially offset by foreign currency related translation losses of $0.8 million recognized in the first nine months of 2017 related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

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

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of December 31, 2017 and September 30, 2018. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

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

Capital Lease Obligations. On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215 million Mexican Pesos, or approximately $12.2 million in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $2.8 million for the building as of September 30, 2018.

In January 2018, the Company entered into a capital lease for $1.3 million for new production equipment installed at its Sypris Electronics facility during 2017. The balance of the lease obligation as of September 30, 2018 was $0.8 million.

Cash Balance. At September 30, 2018, we had approximately $8.6 million of cash and cash equivalents, of which $1.2 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Cash Flows

Operating Activities.

Net cash used by operating activities was $1.1 million in the first nine months of 2018 as compared to $8.5 million in the same period of 2017. Cash of $2.2 million was used to finance increased accounts receivables in the first nine months of 2018 as a result of the increase in revenue within Sypris Technologies and the timing of revenue being weighted toward the last month of the period. The investment in inventory in the first nine months of 2018 resulted in a use of cash of $2.2 million. There was a corresponding increase in accounts payable during the first nine months of 2018, which resulted in a source of cash of $4.0 million. Additionally, accrued and other liabilities increased during the first nine months of 2018 primarily as a result of prepayments from customers within Sypris Electronics, resulting in a source of cash of $4.9 million.

Investing Activities. Net cash provided by investing activities was $2.3 million for the first nine months of 2018 as compared to $2.8 million for the first nine months of 2017. Net cash provided by investing activities for the first nine months of 2018 includes $2.3 million from insurance proceeds related to damage sustained at one of its plants (See Note 7 to the consolidated financial statements in this Form 10-Q). Additionally, the Company received proceeds of $1.4 million from the sale of idle assets by Sypris Technologies during the period.

Net cash provided by investing activities for the first nine months of 2017 includes proceeds of $2.8 million from the sale of idle assets by Sypris Technologies during the period. Additionally, $1.5 million of the escrow balance from the CSS sale was released to the Company during the third quarter of 2017. Capital expenditures in both periods represented maintenance levels of investment.

Financing Activities. Net cash used in financing activities was $0.8 million for the first nine months of 2018 as compared to $0.3 million for the first nine months of 2017. Net cash used in financing activities in the first nine months of 2018 included capital lease payments of $0.7 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

Net cash used in financing activities in the first nine months of 2017 included payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation and capital lease payments of $0.2 million.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except as set forth below in connection with the adoption of ASC 606, there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2018.

Revenue Recognition. Refer to Note 4 to the accompanying consolidated financial statements for a description of the Company’s revenue recognition policies.

The Company recognizes revenue when it satisfies a performance obligation by transferring control of a promised product or rendering a service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for the product or service (the “transaction price”). The Company’s transaction price in its contracts with customers is generally fixed; no payment discounts, rebates or refunds are included within its contracts. The Company does not provide service-type warranties either via written agreement or customary business practice, nor does it allow customer returns. In connection with the sale of various parts to customers, the Company is subject to typical assurance warranty obligations covering the compliance of the electronics parts produced to agreed-upon specifications (See Note 14). Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company.

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

Our contract profit margins may include estimates of revenues for goods or services on which the customer and the Company have not reached final agreements, such as contract changes, settlements of disputed claims, and the final amounts of requested equitable adjustments permitted under the contract. These estimates are based upon management's best assessment of the totality of the circumstances and are included in our contract profit based upon contractual provisions and our relationships with each customer.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our failure to achieve targeted gains and cash proceeds from the anticipated sale of certain equipment; our failure to return to profitability on a timely basis, which would cause us to continue to use existing cash resources or other assets to fund operating losses; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of tariffs, product recalls or related liabilities, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost, quality and availability of raw materials such as steel, component parts (especially electronic components), natural gas or utilities; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; potential weaknesses in internal controls over financial reporting and enterprise risk management; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; dependence on, retention or recruitment of key employees; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability or environmental claims; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; the costs of compliance with our auditing, regulatory or contractual obligations; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; our reliance on third party vendors and sub-suppliers; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; cyber security threats and disruptions; failure to adequately insure or to identify environmental or other insurable risks; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	November 13, 2018	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	November 13, 2018	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)