Form 10-K
period 2018-12-31
SYPRIS SOLUTIONS INC
filed 2019-03-28
CIK 864240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2018.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive	(Registrant’s telephone number,
offices, including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference  in Part  III of this Form  10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 1, 2018) was $17,927,427.

There were 21,354,203 shares of the registrant’s common stock outstanding as of March 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 14, 2019 are incorporated by reference into Part III to the extent described therein.

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

Sypris Technologies. Through Sypris Technologies, we are a significant supplier of forged and machined components, serving the commercial vehicle, off highway vehicle, light truck, automotive and energy markets in North America. We have the capacity to produce drive train components including axle shafts, transmission shafts, gear sets, steer axle knuckles, and other components for ultimate use by the leading automotive and truck manufacturers, including FCA US (Fiat Chrysler Automobiles), General Motors Company (GM), Nissan Motor Corporation (Nissan), Freightliner LLC (Freightliner), Mack Truck (Mack), Navistar International Corporation (Navistar), PACCAR, Inc. (PACCAR) and Volvo Truck Corporation (Volvo). We support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies. We also manufacture high-pressure closures and other fabricated products for oil and gas pipelines.

Our manufacturing contracts for the truck components and assemblies markets are often sole-source by part number. Part numbers may be specified for inclusion in a single model or a range of models. Where we are the sole-source provider by part number, we are generally the exclusive provider to our customer of those specific parts for the duration of the manufacturing contract.

Sypris Technologies also manufactures energy-related products such as pressurized closures, insulated joints and other specialty products, primarily for oil and gas pipelines and related energy markets. This product line is an important source of diversified revenues and is becoming an area of greater focus for the Company going forward. We are committed to exploring new product developments and potential new markets, which will also be an increasing area of focus for the Company going forward.

The Company has reduced its reliance on certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with longer-term, more diversified relationships, especially among the OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”), which expired on January 1, 2017, which utilized production at the Company’s Louisville, Kentucky automotive and commercial vehicle manufacturing plant (the “Broadway Plant”). The Company has also not renewed its business with Eaton Corporation (“Eaton”). As a result of these decisions, the Company experienced a significant reduction in its commercial vehicle revenues in 2017. This change in strategy culminated with the Company’s decision to exit the Broadway Plant, one of our largest commercial vehicle component manufacturing facilities, and to consolidate certain assets from the Broadway Plant into other manufacturing facilities, as needed, to serve and grow our customer base.

On February 21, 2017, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which was substantially complete as of the end of 2017. The Company has relocated certain assets from the Broadway Plant to other manufacturing facilities as needed to serve its existing and targeted customer base and identified underutilized or non-core assets for disposal. Management expects to use the proceeds from the sale of any underutilized or non-core assets to help fund costs of transferring any additional equipment from the Broadway Plant. Management is continuing to explore various options for the real estate and any remaining assets in the Broadway Plant.

Sypris Technologies has adjusted its overhead and infrastructure to be more in line with lower projected levels of customer demand and market requirements. We are working to rebuild Sypris Technologies’ revenues in an effort to become profitable again. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Form 10-K. There can be no assurances that such conditions will continue or that our efforts to cut costs and rebuild our revenues through new customers will be successful.

Sypris Technologies represented approximately 68% of our net revenues in 2018.

Sypris Electronics. Sypris Electronics generates revenue primarily through circuit card and full box build manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification, for customers in the aerospace and defense electronics markets. This includes circuit card assemblies for electronic sensors and systems including radar and targeting systems, tactical ground stations, navigation systems, weapons systems, targeting and warning systems and those used in the nation’s high priority space programs.

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

The engineering and manufacturing of highly complex components for the aerospace and defense industries is a fairly fragmented industry with no dominant player in the market. The industry has continued to grow with more companies developing printed circuit board assembly capabilities and others entering the market via mergers and acquisitions of smaller companies. This has led to increased competition from larger companies that have significant financial resources. This competitive business environment, along with the impact of federal government spending uncertainties in the U.S. and the allocation of funds by the U.S. Department of Defense has challenged Sypris Electronics over the past several years.

We announced new program awards for Sypris Electronics that contributed to revenue in 2017 and 2018, with certain programs continuing into 2019. In addition to program awards related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded programs related to the communication and navigation markets which align with our capabilities for delivering products for complex, high cost of failure platforms. The National Defense Authorization Act for Fiscal Year 2019 provides nearly $700 billion in funding for the U.S. Department of Defense, which is expected to support program growth and market expansion during the coming year for aerospace and defense participants. We expect that our reduction in overhead following our relocation to a new manufacturing facility in 2017 will allow us to compete favorably for follow-on business opportunities on future builds of these programs.

In the near term, certain electronic component shortages and extensive lead-time issues are becoming prevalent in many of the segments in the electronic manufacturing industry that we serve. These shortages and extended lead times are expected to continue for the foreseeable future. We are working with our customers to qualify alternative components or suppliers to mitigate the impact on our business. The majority of our aerospace and defense programs require specific components that are sole-sourced from specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products.

Sypris Electronics accounted for approximately 32% of net revenue in 2018.

Our Markets

Sypris Technologies. The industrial manufacturing markets include automotive, truck and off-highway components and assemblies and specialty closures. The automotive and truck components and assemblies market consists of the original equipment manufacturers, or OEMs, including FCA, Freightliner, GM, Mack, Navistar, PACCAR and Volvo, and an extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. Tier 1 companies represent the primary suppliers to the OEMs and include Meritor, Dana Inc. (Dana), Detroit Diesel Corporation (Detroit Diesel), American Axle & Manufacturing Holdings, Inc. (America Axle) and Eaton, among others. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components and assemblies, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels. As noted above, the Company has determined to migrate away from certain of its traditional Tier 1 customers in the commercial vehicle markets, while seeking to replace these customers with mutually beneficial relationships, especially among the heavy truck, off-highway and automotive OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. The customers for our specialty closure products consists primarily of operators and builders of oil and gas pipelines, which are also facing significant pressures to improve quality, reduce costs and defer capital expenditures.

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

Our Business Strategy

Our objective is to improve our position in each of our core markets by increasing our number of multi-year relationships with customers and investing in highly innovative and efficient production capacity to remain competitive on a global scale. We intend to serve our customers and achieve this objective by continuing to:

Concentrate on our Core Markets. We are a significant supplier of forged, machined, welded and heat-treated components and subassemblies, serving the commercial vehicle, off highway vehicle, light truck and energy markets in North America. We have been an established supplier to major aerospace and defense companies and agencies of the U.S. Government for over 40 years. We will continue to focus on those markets where we have the expertise, capacity and qualifications to achieve a competitive advantage.

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

Pursue the Strategic Acquisition of Assets. Over the long-term, we may consider the strategic acquisition of assets to consolidate our position in our core markets, expand our presence outside the U.S., create or strengthen our relationships with leading companies and expand our range of products in return for multi-year supply agreements. We will consider assets that can be integrated with our core businesses and that can be used to support other customers, thereby improving asset utilization and achieving greater productivity, flexibility and economies of scale.

Grow Through the Addition of New Value-Added Manufacturing Capabilities. We hope to grow through the addition of new value-added manufacturing capabilities and the introduction of additional components in the supply chain that enable us to provide a more complete solution by improving quality and reducing product cost, inventory levels and cycle times for our customers. In many instances, we offer a variety of state-of-the-art machining capabilities to our customers in the industrial manufacturing markets that enable us to reduce labor and shipping costs and minimize cycle times for our customers over the long-term, which we believe will provide us with additional growth opportunities in the future.

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

Our Customers

Our five largest customers in 2018 were Sistemas Automotrices de Mexico, S.A de C.V. (Sistemas), Northrop Grumman, Detroit Diesel, Harris and Jamison Products (Jamison), which in the aggregate accounted for 61% of net revenue. Our five largest customers in 2017 were Detroit Diesel, Northrop Grumman, Sistemas, Tyco Electronics Subsea Communications LLC (Tyco) and Harris, which in the aggregate accounted for 52% of net revenue. In 2018, Sistemas, Northrup Grumman and Detroit Diesel represented approximately 19%, 14% and 14% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2018. In 2017, Detroit Diesel, Northrup Grumman and Sistemas represented approximately 14%, 13% and 13% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2017.

Geographic Areas and Currency Fluctuations

Our operations are located in the U.S. and Mexico. Our Mexican subsidiaries and affiliates are a part of Sypris Technologies and manufacture and sell a number of products similar to those Sypris Technologies produces or previously produced in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have primarily impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiaries, because the vast majority of our transactions are denominated in U.S. dollars. For the years ended December 31, 2018 and 2017, “other income, net” included foreign currency translation gains of less than $0.1 million and losses of $0.8 million, respectively.

Net revenues from Mexican operations were $39.7 million, or 45%, and $22.9 million, or 28%, of our consolidated net revenues in 2018 and 2017, respectively. In 2018, net income from our Mexican operations was $1.6 million, as compared to our consolidated net loss of $3.5 million. In 2017, net loss from our Mexican operations was $4.3 million, as compared to our consolidated net loss of $10.8 million. Revenues from our Mexican operations have grown significantly as a percentage of our consolidated net revenues, especially in connection with the shutdown of the Broadway Plant, which occurred at the end of 2017. You can find more information about our regional operating results, including our export sales, in Note 22 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

We have signed long term supply agreements with Detroit Diesel, Volvo, Transmisiones y Equipos Mecanicos, S.A. de C.V. (“Tremec”) and Sistemas. We have also been awarded purchase orders for various products and components from American Axle, Meritor, and Dana. We have launched the Sypris Ultra® axle shaft with Detroit Diesel and have strong interest from others within the customer base who are interested in this patented product. We are continuing to explore other opportunities as they arise and have a significant number of outstanding quotations in progress, but there can be no assurances that our efforts to develop new sources of revenues will be successful.

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

Suppliers

For portions of our business, we purchase raw materials and component parts from our customers or from suppliers chosen by our customers, at prices negotiated by our customers. When these suppliers increase their prices, cause delays in production schedules or fail to meet our customers’ quality standards, these customers have typically agreed to reimburse us for the costs associated with such price increases and not to charge us for costs caused by such delays or quality issues. Accordingly, our risks are largely limited to accurate inspections of such materials, timely communications and the collection of such reimbursements or charges, along with any additional costs incurred by us due to delays in, interruptions of, or non-optimal scheduling of production schedules. However, for a meaningful part of our business, we arrange our own suppliers and assume the additional risks of price increases, quality concerns and production delays.

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

Recently, the Company has encountered higher than normal electronic component shortages and extended lead time issues due to shortages of certain components in the marketplace for the Sypris Electronics business. These shortages and extended lead times are expected to continue for the foreseeable future. This may result in higher prices, extension of our product delivery dates, and increased inventory levels for these components as we seek to secure the necessary components from our suppliers or alternative suppliers.

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

Employees

As of December 31, 2018, we had a total of 716 employees, of which 563 were engaged in manufacturing, 13 were engaged in sales and marketing, 46 were engaged in engineering and 94 were engaged in administration. Approximately 459 of our employees were covered by collective bargaining agreements with various unions that expire on various dates through 2019. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 36 employees expire within the next 12 months. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. Although we believe overall that relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

Internet Access

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.sypris.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov. The references to these website addresses do not constitute incorporation by reference of the information contained on the websites, which should not be considered part of this document.

Item 1A.     Risk Factors

Risks Related to Our Business and Forward-Looking Statements

This annual report and our other oral or written communications may contain “forward-looking” statements. These statements include our expectations or projections about the future of our industries, business strategies, the markets in which we operate, potential acquisitions, contracts with customers, new business opportunities, controlling or cutting our costs, winning new customers, returning to profitability on a consolidated basis, our financial results, our financial condition and our views about developments beyond our control, including government spending, domestic or global economic conditions, trends and market forces. These statements are based on management’s views and assumptions at the time originally made, and we undertake no obligation to update these statements, except as may be required by law. There can be no assurance that our expectations, projections or views will come to pass, and you should not place undue reliance on these forward-looking statements.

A number of significant risk factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements, including those described below. Many of these risk factors are also identified in connection with the more specific descriptions contained throughout this report.

Customers and Revenue Growth

We have experienced recent operating losses, and anticipate further operating losses in the near term, as we seek to generate new business revenues to replace the nonrenewal of several large customer contracts.

Our businesses generally require a higher level of new business revenues in order to operate profitably. We have recently experienced operating losses and may not become profitable if we are unable to execute on management’s plans. While we expect to generate further operating losses in the near term, we are working to increase our revenues with new and existing customers. However, without near term success, we may be unable to maintain the critical mass of capital investments or talented employees that are needed to succeed in our chosen markets or to maintain our existing facilities, which could result in additional restructuring or exit costs. As we expand our customers and our products, we must also effectively manage a more diverse production schedule to avoid slowing our production output. There can be no assurance that we will be able to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards” or that these contracts will generate the additional revenue needed to return to profitability.

We depend on a few key customers in challenging industries for most of our revenues.

Our five largest customers in 2018 were Sistemas, Northrup Grumman, Detroit Diesel, Harris and Jamison, which in the aggregate accounted for 61% of net revenue. While we have reduced the dependence of Sypris Technologies on certain non-strategic customers, an inability to increase our revenues while effectively controlling our costs would materially adversely affect our business, results of operations and financial condition. In 2019 and beyond, we will need to continue attracting new clients and diversifying our customer base, despite the longer lead times typically required for new programs.

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

The aerospace and defense electronics industry has experienced consolidation, increased competition, disruptive new technologies and uncertain funding levels. The aerospace and defense industry is also pressured by cyclicality, rapid technological change, shortening product life cycles, decreasing margins, component obsolescence and shortages and government procurement and certification processes. Our aerospace and defense business faces reduced revenues in the final phases of several key legacy programs which must be replenished with new technologies if we are to successfully maintain or expand our market share. Our failure to address any of these factors could impair our ability to grow and diversify our base of customers in this segment.

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

A material portion of our business, historically, has been conducted under multi-year contracts, which generally include fixed prices or periodic price reductions without minimum purchase requirements. Over time, our revenues may not cover any increases in our operating costs which could adversely impact our results. Our financial results are at greater risk when we accept contractual responsibility for raw material or component prices, when we cannot offset price reductions, freight penalties, importation fees and cost increases with operating efficiencies or other savings, when we must submit contract bid prices before all key design elements are finalized or when we are subjected to other competitive pressures which erode our margins. The profitability of our contracts also can be adversely affected by unexpected start-up costs on new programs, inability to negotiate milestone billings, operating inefficiencies, scheduling constraints, ineffective capital investments, inflationary pressures or inaccurate forecasts of future unit costs.

In light of the recent strength of the U.S. dollar, tightening margins and the strategic reduction of our traditional market share in certain commercial vehicle manufacturing sectors, the Company has relocated certain portions of its customer production to its Toluca, Mexico plant, introducing new costs and operational risks. Rising costs of steel or component parts can cause increases in our inventory and working capital levels. The Company’s management has also implemented various profit recovery and protection plans and evaluated strategic alternatives to optimize asset values in each of the Company’s segments. Our ability to successfully execute on such plans in a timely manner and without customer disruption will be critical to our financial performance.

Unexpected changes in our customers’ demand levels and our ability to execute our production efficiently have harmed our operating results in the past and could do so in the future. Many of our customers will not commit to firm production or delivery schedules. Inaccurate forecasting of our customers’ requirements can disrupt the efficient utilization of our manufacturing capacity, inventories or workforce and can cause increases in our inventory and working capital levels. If we receive unanticipated orders or rapid increases in demand, these incremental volumes could be unprofitable due to the higher costs of operating above our optimal capacity. Disagreements over pricing, quality, delivery, capacity, exclusivity or trade credit terms could disrupt order schedules. Orders may also fluctuate due to changing global capacity and demand, new products, changes in market share, reorganizations or bankruptcies, material shortages, labor disputes, freight costs, tariffs or other factors that discourage outsourcing. These forces could increase, decrease, accelerate, delay or cancel our delivery schedules.

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

Sypris Electronics serves as a contractor for large aerospace and defense companies such as Northrop Grumman, Lockheed Martin and Harris, typically under federally funded programs, which represented approximately 25% and 26% of net revenue in 2018 and 2017, respectively.

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

Many of our competitors are larger and have greater financial and organizational resources, geographic breadth and range of products, customer bases and brand recognition than we do. As a result, our competitors may respond more quickly to technological changes or customer needs, consume lower fixed and variable unit costs, negotiate reduced component prices, and obtain better terms for financing growth. If we fail to compete in any of these areas, we may lose market share and our business could be seriously harmed. There can be no assurance that we will not experience increased competition or that we will be able to achieve profitability as these new challenges arise.

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

If we are unable to improve the cost, efficiency and yield of our operations, and if we are not able to control costs, our financial results could suffer and we could be forced to sell additional assets, take on additional debt at higher costs or take other measures to restructure our operations or capital structure. A number of major obstacles could include:

●

difficulties experienced in connection with the closure and disposal of our Broadway Plant assets, and the potential negative impact that may have on our business prospects, especially as we seek to liquidate certain underutilized assets;

●

difficulties arising from our present financial condition, including difficulties in maintaining customer and supplier relationships and difficulties acquiring new business due to lingering concerns until we have returned to consistent profitability;

●	difficulties in executing management’s various cost reduction and profit recovery and protection plans;

●	efforts to increase our manufacturing capacity, maintain quality control systems and launch new programs, especially as we migrate new products into our Mexico operations;

●	efforts to migrate, restructure or move business operations from one location to another, including effective training for new and existing employees on appropriate operating procedures;

●	the breakdown or the need for major repairs of critical machinery or equipment, especially as we migrate new products into our Mexico operations;

●	inflationary pressures;

●	increased borrowing due to declines in sales;

●	changes in anticipated product mix and the associated variances in our profit margins;

●	the need to identify and eliminate our root causes of scrap;

●	our ability to achieve expected annual savings or other synergies from past and future business combinations;

●	inventory risks due to forecasting errors, shifts in market demand, the unanticipated loss of future business, or the obsolescence and/or price erosion of raw materials or component parts on hand;

●	any inability to successfully manage growth, contraction or competitive pressures in our primary markets.

Our management or systems could be inadequate to support our existing or future operations, especially as we downsize our operating staff to reduce expenses while we work to increase revenues. New customers or new contracts, particularly with new product offerings, could require us to invest in additional equipment or other capital expenditures which exceed our budgeted plans. We may have limited experience or expertise in installing or operating such equipment, which could negatively impact our ability to deliver products on time or with acceptable costs. In addition, a material portion of our manufacturing equipment requires significant maintenance to operate effectively, and we may experience maintenance and repair issues. Our efforts to restructure, relocate and consolidate a significant number of the operations, especially as we migrate new products into our Mexico operations, could materially adversely affect our business, results of operations and financial condition. The risk of technical failures, nonconformance with customer specifications, an inability to deliver next generation products or other quality concerns could materially impair our operating results. Similarly, expanding production for our energy-related products without effective process controls could materially increase scrap rates and may impact the safety of our operating environment.

Cyber security risks could negatively affect operations and result in increased costs.

Sypris Electronics, as a U.S. defense contractor, and our Company overall, face cyber security threats, threats to the physical security of our facilities and employees and terrorist or criminal acts, as well as the potential for business disruptions associated with information technology failures and natural disasters.

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

Suppliers

Interruptions in the supply of key components and quality systems could disrupt production.

Some of our products require one or more components that are available from a limited number of providers or from sole-source providers. In the past, some of the materials we use, including steel, certain forgings or castings, capacitors and memory and logic devices, have been subject to industry-wide shortages or capacity allocations. As a result, suppliers have been forced to allocate available quantities among their customers, and we have not been able to obtain all of the materials desired. Some of our suppliers have struggled to implement reliable quality control systems which can negatively impact our operating efficiency and financial results. In downward business cycles, the tightening of credit markets has threatened the financial viability of an increasing number of suppliers of key components and raw materials and forced unanticipated shutdowns. Our inability to reliably obtain these or any other materials when and as needed could slow production or assembly, delay shipments to our customers, cause noncompliance with product certifications, impair the recovery of our fixed costs and increase the costs of recovering to customers’ schedules, including overtime, expedited freight, equipment maintenance, operating inefficiencies, higher working capital and the obsolescence risks associated with larger buffer inventories. Each of these factors could adversely affect operating results.

Shortages or increased costs of utilities could harm our business and our customers.

We and our customers depend on a constant supply of electricity and natural gas from utility providers for the operation of our respective businesses and facilities. In the past, we have experienced power outages which reduced our ability to deliver products and meet our customers’ demand for those products. If we or our customers experience future interruptions in service from these providers, our production and/or delivery of products could be negatively affected. We have experienced increased costs due to the heavy consumption of energy in our production process, which have been offset through revised production schedules. However, if the cost of energy continues to increase, our results of operations and those of certain customers could be negatively impacted.

Fluctuations in the price of raw materials, including tariffs or other trade restrictions on imported steel or other goods, could negatively impact us.

For significant portions of our business, we purchase raw materials and component parts which have been designated or specified by our customers, at prices negotiated by our customers.  Raw material price fluctuations and volatility in the commodity markets, including tariffs and trade restriction could impact prices in the future. While our customers have generally agreed to reimburse us for the cost of such materials, this could change in the future, and our risks will continue to include the timely communication and successful collection of any such reimbursements.  In any event, for a growing part of our business, we arrange our own suppliers and we could be impacted by the risks of any landed price increases, trade restrictions or production delays.  Increases in the costs of steel or other supplies could also increase our working capital requirements, scrap expenses and borrowing costs.

In general, there can be no assurance that any price fluctuations relating to tariffs or trade restrictions will not reduce demand, slow production, delay shipments to our customers or increase our costs in the future, any of which could adversely affect our financial results.

Access to Capital and Acquisitions

Until we have returned to sustained levels of profitability, our access to capital may be limited.

Until the Company becomes profitable again, there can be no assurances that the Company will succeed in attracting new, affordable, sources of debt or equity capital. If we are unable to become profitable on a timely basis, we may need to use existing cash resources or other assets to fund operating losses. While we have borrowed from Gill Family Capital Management, Inc. (“GFCM”) on acceptable terms in the past, there can be no assurances that such debt financing would be available in the future.

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

Our future success in a changing business environment, including during rapid changes in the size, complexity or skills required of our workforce, as we experienced in 2018 and 2017, will depend to a large extent upon the efforts and abilities of our executive, managerial and technical employees. The loss of key employees, especially in a strong economic environment, and our ability to effectively train existing employees, could have a material adverse effect on our operations. Our future success will also require an ability to attract and retain qualified employees, especially those with engineering or production expertise in our core business lines.

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

As of December 31, 2018, we had collective bargaining agreements covering approximately 459 employees (all of which were in Sypris Technologies), or 64% of our total employees. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 36 employees expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees in Mexico represented approximately 59% of the Company’s workforce, or 423 employees at December 31, 2018. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

Many other risk factors beyond our control could seriously disrupt our operations, including: risks relating to war, future terrorist activities, or political uncertainties; risks relating to natural disasters or other casualties which could shut down our domestic or foreign facilities, disrupt transportation of products or supplies, increase the costs under our self-insurance program or change the timing and availability of funding in our aerospace and defense electronics markets; risks inherent in operating abroad, including foreign currency exchange rates, adverse regulatory developments, and miscommunications or errors due to inaccurate foreign language translations or currency exchange rates; or our failure to anticipate or to adequately insure against other risks and uncertainties present in our businesses including unknown or unidentified risks.

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

The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for these other asserted legal and other claims. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. In addition, there may be other potential claims, liabilities, materials or design defects, or other customer complaints that have not been asserted, but which could adversely impact us in the future. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these other legal matters or potential matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

As of March 15, 2019, there were 596 holders of record of our common stock. No cash dividends were declared during 2018 or 2017.

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. We do not anticipate paying dividends in 2019.

There were no shares of common stock repurchased during the three months ended December 31, 2018.

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

Sypris Technologies Outlook

The Sypris Technologies segment continues to migrate from its historical, concentrated dependence upon the commercial vehicle markets to a more diversified base of customers who place value on our innovation, flexibility and lean manufacturing capabilities. The continued strength of the U.S. dollar, the tightening of margins in certain sectors of the commercial vehicle markets and the generally softening markets led the Company to reevaluate the strategic importance of each of its customers to the Company’s long-term success. In connection with this reevaluation process, the Company and Meritor determined not to renew their supply agreement for certain of Meritor’s domestic, forged axle shafts beginning in 2017. The Company has also not renewed its business with Eaton. However, the Company continues to supply component parts to Sistemas Automotrices de Mexico, S.A de C.V. (“Sistemas”), Meritor’s joint venture in Mexico, and continues to supply axle shafts to Meritor’s Brazilian subsidiary. During the fourth quarter of 2018, the Company entered into a new three-year agreement to supply axle shafts to Sistemas, as well as a number of other product lines for periods of up to six years from the commencement of production.

The oil and gas markets, served by our Tube Turns® brand of engineered product lines, have strengthened along with the overall economy, and domestic pipeline projects continue to be active with U.S. domestic gas and oil production increasing in 2017 and 2018.

We are pursuing new business in a wide variety of markets from light automotive to refrigeration valves to new energy related product lines to achieve a more balanced portfolio across our customers, markets and products. We have recently announced new program awards in each of these markets that have contributed to revenue growth for Sypris Technologies in 2018. We believe these opportunities provide a solid multi-year foundation for growth and that additional prospective business will result in increased revenue in 2019.

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

Strategic Actions

The Company completed a number of strategic actions during the past three years in response to the nonrenewal of its supply agreement with certain Tier I automotive customers primarily due to global pricing constraints, the downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other market and economic factors impacting the Company during this period. Strategic actions taken included: (i) the initiation of the exit of the Broadway Plant (see discussion below), (ii) the sale of the Company’s SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines (the “CSS business”) in 2016, (iii) the sale and leaseback of the Company’s facility in Toluca, Mexico in 2016, (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the capacity reallocation of certain oil and gas industry components to Mexico, (vi) the relocation of its Sypris Electronics operation to a new facility, and (vii) reductions in employment costs through senior management pay reductions. Using a portion of the proceeds generated from asset sales noted above, the Company paid off all of its most senior, secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016. During this period, the Company also received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6.5 million in principal, scheduled to mature in part in 2021, 2023 and 2025 (see Note 14 to the consolidated financial statements in this Form 10-K).

The Company has reduced its reliance on certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with more diversified, longer-term relationships, especially among the OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”) that expired on January 1, 2017, which utilized production at the Company’s Broadway Plant, and the Company has also not renewed its business with Eaton. As a result of these decisions, the Company experienced a significant reduction in its commercial vehicle revenues in 2017 (see Note 3 to the consolidated financial statements in this Form 10-K).

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

Net Revenue and Cost of Sales. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a promised product or rendering a service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for the product or service (the “transaction price”). The Company’s transaction price in its contracts with customers is generally fixed; no payment discounts, rebates or refunds are included within its contracts. The Company does not provide service-type warranties, nor does it allow customer returns. In connection with the sale of various parts to customers, the Company is subject to typical assurance warranty obligations covering the compliance of the electronics parts produced to agreed-upon specifications (See Note 1 to the consolidated financial statements in this Form 10-K). Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company.

A performance obligation is a promise in a contract to transfer a distinct product or render a service to a customer and is the unit of account to which the transaction price is allocated under ASC 606, Revenue from Contracts with Customers. When a contract contains multiple performance obligations, we allocate the transaction price to the individual performance obligations using the price at which the promised goods or services would be sold to customers on a standalone basis. For most sales within our Sypris Technologies segment and a portion of sales within Sypris Electronics, control transfers to the customer at a point in time. Indicators that control has transferred to the customer include the Company having a present right to payment, the customer obtaining legal title and the customer having the significant risks and rewards of ownership. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment.

For contracts where Sypris Electronics serves as a contractor for aerospace and defense companies under federally funded programs, we generally recognize revenue over time as we perform due to the continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contracts that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Because control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We use labor hours incurred as a measure of progress for these contracts because it best depicts the Company’s performance of the obligation to the customer, which occurs as we incur labor on our contracts. Under this measure of progress, the extent of progress towards completion is measured based on the ratio of labor hours incurred to date to the total estimated labor hours at completion of the performance obligation.

Our contract profit margins may include estimates of revenues for goods or services on which the customer and the Company have not reached final agreements, such as contract changes, settlements of disputed claims, and the final amounts of requested equitable adjustments permitted under the contract. These estimates are based upon management’s best assessment of the totality of the circumstances and are included in our contract profit based upon contractual provisions and our relationships with each customer.

Long-lived asset impairment. We perform periodic impairment analysis on our long-lived amortizable assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operations are unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review. The Company did not have any long-lived assets measured at fair value on a nonrecurring basis as of December 31, 2018 or 2017.

Pension Plan Funded Status. Our U.S. defined benefit pension plans are closed to new entrants and only $4,000 of service-related costs was recorded in 2018 related to a small number of participants who are still accruing benefits in the Louisville Hourly and Salaried Plans. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Plan liabilities at December 31, 2018 are based upon a discount rate of 4.25% which reflects the Above Mean Mercer Yield Curve rate as of December 31, 2018 rounded to the nearest 5th basis point. Declining discount rates increase the present value of future pension obligations; a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $0.8 million. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of 3.95% for the Louisville Hourly Plan, 4.30% for the Marion Plan and 4.20% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2018 was appropriate. A change in the assumed rate of return on plan assets of 100 basis points would result in a $0.3 million change in the estimated 2019 pension expense.

At December 31, 2018, we have $13.8 million of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated Other Comprehensive Income and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants.

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

Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act was enacted on December 22, 2017 (see Note 20 to the consolidated financial statements in this Form 10-K for discussion of the charge recorded upon enactment). The Tax Act significantly modifies the U.S. corporate income tax system by, among other things, reducing the federal income tax rate from 35% to 21% beginning in 2018, limiting certain deductions, including limiting the deductibility of interest expense to 30% of U.S. Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), imposing a mandatory one-time deemed repatriation tax on accumulated foreign earnings and creating a territorial tax system that changes the manner in which future foreign earnings are subject to U.S. tax. The Company recognized a tax benefit of $0.2 million in 2017 primarily from the realization of alternative minimum tax credits.

Results of Operations

We operate in two segments, Sypris Technologies and Sypris Electronics. The table presented below compares our segment and consolidated results of operations from 2018 to 2017. The table presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

				Year Over	Results as Percentage of
			Year Over	Year	Net Revenue for the
	Year Ended		Year	Percentage	Year Ended
	December 31,		Change	Change	December 31,
			Favorable	Favorable
	2018	2017	(Unfavorable)	(Unfavorable)	2018	2017
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$59,816	$54,891	$4,925	9.0%	68.0%	66.7%
Sypris Electronics	28,153	27,403	750	2.7	32.0	33.3
Total net revenue	87,969	82,294	5,675	6.9	100.0	100.0

Cost of sales:
Sypris Technologies	52,293	54,148	1,855	3.4	87.4	98.6
Sypris Electronics	28,104	24,816	(3,288)	(13.2)	99.2	90.6
Total cost of sales	80,397	78,964	(1,433)	(1.8)	91.2	96.0

Gross profit:
Sypris Technologies	7,523	743	6,780	912.5	12.6	1.4
Sypris Electronics	49	2,587	(2,538)	(98.1)	0.2	9.4
Total gross profit	7,572	3,330	4,242	127.4	8.6	4.0

Selling, general and administrative	10,474	13,078	2,604	19.9	11.9	15.9
Research and development	0	38	38	100.0	0.0	0.0
Severance, relocation and other costs	1,394	2,360	966	40.9	1.6	2.9

Operating loss	(4,296)	(12,146)	7,850	64.6	(4.9)	(14.8)

Interest expense, net	850	809	(41)	(5.1)	1.0	1.0
Other income, net	(1,436)	(1,515)	(79)	(5.2)	(1.7)	(1.8)
Loss before income taxes	(3,710)	(11,440)	7,730	67.6	(4.2)	(13.9)

Income tax benefit, net	(205)	(618)	(413)	(66.8)	(0.2)	(0.8)

Net loss	$(3,505)	$(10,822)	$7,317	67.6	(4.0)%	(13.1)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies increased $4.9 million from the prior year to $59.8 million in 2018. The net revenue growth for the year was primarily attributable to increased sales volume of $5.8 million with customers in the commercial vehicle market and increased energy related product sales of $0.9 million. Additionally, price increases on one of our commercial vehicle programs implemented during the fourth quarter of 2018 resulted in an increase of $0.3 million for the year. The growth for the year was partially offset by the expiration of the Eaton supply agreement, which accounted for $2.1 million of revenue in the prior year. Revenue for Sypris Technologies is expected to increase in 2019, primarily attributable to expected commercial vehicle and oil and gas market growth and new program launches.

Sypris Electronics derives its revenue primarily from circuit card and box build manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $0.8 million to $28.2 million in 2018. The majority of the programs that generated revenue in 2017 continued into 2018, however volumes declined on certain programs based on customer demand and government funding. The lower volumes were primarily offset by the addition of two new programs, both of which are expected to provide long-term production volumes. One program was launched during 2018 and is expected to have an 18-month production cycle with potential follow-on awards, while the second was an engineering manufacturing development program that is expected to lead to the award of a long-term production contract that is scheduled to launch in the second half of 2019. Volumes on certain other smaller programs also increased during 2018 that are expected to provide long-term growth opportunities for Sypris Electronics.

At the beginning of 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective transition method applied to contracts that were not substantially complete at the end of 2017. We recorded a $0.2 million adjustment to decrease accumulated deficit to reflect the cumulative impact of adopting this standard at the beginning of 2018, primarily related to certain contracts where Sypris Electronics serves as a contractor for aerospace and defense companies under federally funded programs that converted from an output method to an input method for revenue recognition. Revenues in 2018 for these federally funded contracts are primarily recognized as labor costs are incurred, while revenues for 2017 were primarily recognized as units were delivered. The comparative information has not been restated and is reported under the accounting standards in effect for those periods. We estimate that the impact on revenue for the year ended December 31, 2018 was an increase in revenue of $0.6 million (See Note 1 to the consolidated financial statements in this Form 10-K).

Gross Profit. Sypris Technologies’ gross profit improved $6.8 million to $7.5 million in 2018 as compared to $0.7 million in the prior year. The net increase in volumes contributed to an increase in gross profit of $1.1 million for the year ended December 31, 2018. Additionally, gross profit for 2018 was positively impacted by cost improvements following the transfer of production from our Broadway Plant, which was completed at the end of 2017 and a price increase on a commercial vehicle program implemented during the fourth quarter of 2018.

Sypris Electronics’ gross profit decreased $2.5 million to $0.1 million in 2018. The decrease in gross profit resulted from an unfavorable revenue mix, which included the start-up of new programs, and shortages of certain electronic components. The engineering manufacturing development program that was started and substantially completed during 2018 involved a number of design and material component changes and supply issues which contributed to labor inefficiencies and engineering support costs in excess of planned levels. Shipments on this program were complete during the first quarter of 2019. Additionally, lower volumes, on certain higher margin programs from 2017 were replaced with the start-up of new programs during 2018 and margin performance during the ramp-up phase of the new programs is lower than what is expected after full run rates are achieved. Gross profit was further impacted during 2018 by a $0.4 million physical inventory adjustment and additional excess and obsolete inventory reserves of $0.5 million. The adoption of ASC 606 decreased our gross profit by $0.1 million in 2018.

Selling, General and Administrative. Selling, general and administrative expense decreased $2.6 million to $10.5 million in 2018 as compared to $13.1 million in 2017, primarily as a result of the resolution of an outstanding disputed legal fee for an amount less than originally charged and lower employment costs during the year as compared to 2017. The resolution of the disputed legal fee resulted in a decrease in selling, general and administrative expense of $1.9 million and was recognized in the fourth quarter of 2018. Selling, general and administrative expense decreased as a percentage of revenue to 11.9% in 2018 from 15.9% in 2017, primarily due to the legal fee adjustment.

Severance, Relocation and Other Costs. Severance, relocation and other costs were $1.4 million and $2.4 million for the years ended December 31, 2018 and 2017, respectively. The charges for 2018 included $0.4 million in equipment relocation costs and $1.0 million of other costs primarily related to mothball costs associated with the closure of the Broadway Plant. The charges for 2017 included $1.0 million in severance and benefit related costs and $1.4 million in equipment relocation and other costs associated with the closure of the Broadway Plant (see Note 4 to the consolidated financial statements in this Form 10-K).

Other Income, Net. Other income, net, decreased $0.1 million to $1.4 million for 2018 from $1.5 million in 2017. As described in Note 1 and Note 6 to the consolidated financial statements, in the first quarter of 2018, the Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). The ASU requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires application on a retrospective basis. As such, the other components of net periodic benefit costs included in other income for 2018 and 2017 were $0.6 million and $0.4 million, respectively.

During 2018, the Company recognized an insurance recovery gain of $2.3 million related to proceeds received for damage sustained at the Broadway Plant (see Note 5 to the consolidated financial statements in this Form 10-K). The gain was partially offset by a loss of $0.2 million related to the sale or disposal of idle assets.

Other income for 2017 includes $2.7 million related to the gain recorded on the sale of idle assets within Sypris Technologies. The gain was partially offset by foreign currency related translation losses of $0.8 million related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

Income Taxes. The 2018 income tax provision consists of current tax expense of $0.3 million and a deferred tax benefit of $0.5 million. The current tax expense in 2018 and 2017 includes taxes paid by our Mexican subsidiaries and domestic state income taxes. The 2018 deferred tax benefit includes a $0.2 million benefit recorded due to the required intraperiod tax allocation resulting from the loss from continuing operations and other comprehensive income. The deferred tax benefit also includes a $0.3 million benefit from the partial reversal of a valuation allowance by one of our Mexican subsidiaries.

The 2017 current tax includes $0.2 million benefit from the realization of alternative minimum tax credits as a result of the recent tax legislation. The 2017 deferred tax benefit includes a $0.7 million benefit recorded due to the required intraperiod tax allocation resulting from the loss from continuing operations and other comprehensive income.

Quarterly Results

The following table presents our unaudited condensed consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2018. The quarterly results are presented on a 13-week period basis. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period. The sum of quarterly earnings per share may differ from the full-year amounts due to rounding.

	2018				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:
Sypris Technologies	$14,507	$15,327	$14,852	$15,130	$12,760	$14,059	$13,547	$14,525
Sypris Electronics	5,435	7,644	6,249	8,825	5,425	7,190	7,824	6,964
Total net revenue	19,942	22,971	21,101	23,955	18,185	21,249	21,371	21,489
Cost of sales:
Sypris Technologies	12,400	13,397	13,523	12,973	13,404	13,736	14,121	12,887
Sypris Electronics	5,511	6,640	6,376	9,577	5,328	5,890	6,509	7,089
Total cost of sales	17,911	20,037	19,899	22,550	18,732	19,626	20,630	19,976
Gross profit (loss):
Sypris Technologies	2,107	1,930	1,329	2,157	(644)	323	(574)	1,638
Sypris Electronics	(76)	1,004	(127)	(752)	97	1,300	1,315	(125)
Total gross profit (loss)	2,031	2,934	1,202	1,405	(547)	1,623	741	1,513
Selling, general and administrative	3,148	3,171	2,942	1,213	3,410	3,581	3,134	2,953
Research and development	—	—	—	—	22	9	5	2
Severance, relocation and other costs	509	305	274	306	998	880	357	125
Operating (loss) income	(1,626)	(542)	(2,014)	(114)	(4,977)	(2,847)	(2,755)	(1,567)
Interest expense, net	213	221	231	185	188	206	208	207
Other (income) expense, net	(84)	(1,623)	56	215	(1,848)	70	115	148
(Loss) income before tax	(1,755)	860	(2,301)	(514)	(3,317)	(3,123)	(3,078)	(1,922)
Income tax expense (benefit)	40	46	35	(326)	(9)	24	55	(688)
Net (loss) income	$(1,795)	$814	$(2,336)	$(188)	$(3,308)	$(3,147)	$(3,133)	$(1,234)
(Loss) income per common share:
Basic	$(0.09)	$0.04	$(0.11)	$(0.01)	$(0.16)	$(0.15)	$(0.15)	$(0.06)
Diluted	$(0.09)	$0.04	$(0.11)	$(0.01)	$(0.16)	$(0.15)	$(0.15)	$(0.06)

Liquidity and Capital Resources

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of December 31, 2018 and 2017. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

During 2017, the Company amended its secured promissory note obligation with GFCM to, among other things: (i) extend the maturity dates for $2.5 million of the obligation to April 1, 2021, $2.0 million to April 1, 2023 and the balance to April 1, 2025, (ii) adjust the interest rate beginning on April 1, 2019 and on each April 1 thereafter, to reflect the greater of 8.0% or 500 basis points above the five-year Treasury note average during the previous 90-day period, (iii) allow for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2021 and 2023, and (iv) provide for a first security interest in substantially all assets, including those in Mexico (see Note 14 to the consolidated financial statements in this Form 10-K).

Capital Lease Obligations. On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215 million Mexican Pesos, or approximately $12.2 million in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca (see Note 14 to the consolidated financial statements in this Form 10-K). As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $2.7 million for the building as of December 31, 2018.

In January 2018, the Company entered into a capital lease for $1.3 million for new production equipment installed at its Sypris Electronics facility during 2017. As a result of the transaction, the Company has a capital lease obligation of $0.7 million for the equipment as of December 31, 2018.

Purchase Commitments. We also had purchase commitments totaling approximately $12.0 million at December 31, 2018, primarily for inventory and manufacturing equipment.

Cash Balance. At December 31, 2018, we had approximately $10.7 million of cash and cash equivalents, of which $1.6 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We expect existing cash and cash flows of operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as capital expenditures, for at least the next 12 months.

We have projected that our cash and cash equivalents will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including, but not limited to: (i) meaningful shortfalls in our projected revenues or in the sales proceeds from underutilized or non-core equipment, (ii) unexpected costs or expenses, and/or (iii) operating difficulties which cause unexpected delays in scheduled shipments, could require us to seek additional funding or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

Cash Flows from Operating, Investing and Financing Activities

Operating Activities. Net cash provided by operating activities was $1.9 million in 2018, as compared to net cash used of $9.5 million in 2017. Cash of $0.6 million was used to finance increased accounts receivable in 2018 as a result of the timing of revenue being weighted toward the last month of the year. The investment in inventory in 2018 resulted in a usage of cash of $2.9 million. There was a corresponding increase in accounts payable in 2018, which resulted in a source of cash of $2.9 million. The increase in inventory and accounts payable primarily includes balances to support the new program revenue growth for Sypris Electronics. Accrued and other liabilities increased in 2018 by $7.5 million, primarily as a result of several substantial prepayments from customers of Sypris Electronics. Additionally, prepaid expenses increased by $1.2 million during the year, primarily from an increase in taxes refundable in Mexico.

Investing Activities. Net cash provided by investing activities was $1.6 million in 2018 as compared to $1.2 million in 2017. Net cash provided by investing activities for the year ended December, 31, 2018 includes $2.3 million from insurance proceeds related to damage sustained at the Broadway Plant (See Note 5 to the consolidated financial statements in this Form 10-K). Additionally, the Company received proceeds of $1.4 million from the sale of idle assets by Sypris Technologies during the period.

Net cash provided by investing activities for the year ended December, 31, 2017 includes proceeds of $2.8 million from the sale of idle assets by Sypris Technologies during the period. Capital expenditures in both periods represented maintenance levels of investment.

Financing Activities. Net cash used in financing activities was $0.9 million in 2018 as compared to $0.3 million in 2017. Net cash used in financing activities in 2018 included capital lease payments of $0.8 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation. Net cash used in financing activities in 2017 included capital lease payments of $0.2 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

Off-Balance Sheet Arrangements

On December 31, 2018, other than operating leases, we had no material off-balance sheet arrangements.

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

Item 8.     Financial Statements and Supplementary Data

SYPRIS SOLUTIONS, INC.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Sypris Solutions, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2014.

Louisville, Kentucky

March 28, 2019

 SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year ended December 31,
	2018	2017

Net revenue	$87,969	$82,294
Cost of sales	80,397	78,964

Gross profit	7,572	3,330

Selling, general and administrative	10,474	13,078
Research and development	0	38
Severance, relocation and other costs	1,394	2,360

Operating loss	(4,296)	(12,146)

Interest expense, net	850	809
Other income, net	(1,436)	(1,515)

Loss before income taxes	(3,710)	(11,440)

Income tax benefit, net	(205)	(618)

Net loss	$(3,505)	$(10,822)

Loss per common share:
Basic	$(0.17)	$(0.53)
Diluted	$(0.17)	$(0.53)

Cash dividends per common share	$0.00	$0.00

Weighted average shares outstanding:
Basic	20,512	20,326
Diluted	20,512	20,326

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2018	2017

Net loss	$(3,505)	$(10,822)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of a tax benefit of $18 and tax expense of $267 in 2018 and 2017, respectively	(52)	419
Employee benefit related, net of tax of $230 and $400 in 2018 and 2017, respectively	761	628

Other comprehensive income	709	1,047

Comprehensive loss	$(2,796)	$(9,775)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$10,704	$8,144
Accounts receivable, net	9,881	9,317
Inventory, net	18,584	17,641
Other current assets	4,755	2,003
Assets held for sale	1,474	2,898
Total current assets	45,398	40,003

Property, plant and equipment, net	14,655	15,574
Other assets	1,515	1,578
Total assets	$61,568	$57,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,427	$10,465
Accrued liabilities	14,965	10,330
Current portion of capital lease obligations	593	829
Total current liabilities	28,985	21,624

Note payable – related party	6,449	6,435
Long-term capital lease obligations	2,804	3,397
Other liabilities	8,496	8,769
Total liabilities	46,734	40,225

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,414,374 shares issued and 21,398,182 outstanding in 2018 and 21,438,269 shares issued and 21,422,077 outstanding in 2017	214	214
Additional paid-in capital	154,388	153,858
Accumulated deficit	(114,926)	(111,591)
Accumulated other comprehensive loss	(24,842)	(25,551)
Treasury stock, 16,192 in 2018 and 2017	0	0

Total stockholders’ equity	14,834	16,930

Total liabilities and stockholders’ equity	$61,568	$57,155

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,505)	$(10,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,648	3,884
Deferred income taxes	(509)	(667)
Non-cash compensation	637	730
Deferred loan costs amortized	14	60
Insurance recovery gain	(2,275)	0
Settlement gain	(1,890)	0
Net loss (gain) on sale of assets	249	(2,668)
Provision for excess and obsolete inventory	520	116
Other noncash items	278	(32)
Contributions to pension plans	(77)	0
Changes in operating assets and liabilities:
Accounts receivable	(612)	(1,419)
Inventory	(2,857)	(3,204)
Prepaid expenses and other assets	(1,163)	951
Accounts payable	2,948	3,491
Accrued and other liabilities	7,486	121
Net cash provided by (used in) operating activities	1,892	(9,459)

Cash flows from investing activities:
Capital expenditures	(2,051)	(1,637)
Proceeds from sale of assets	1,380	2,801
Insurance proceeds for recovery of property damage, net	2,275	0
Net cash provided by investing activities	1,604	1,164

Cash flows from financing activities:
Capital lease payments	(829)	(208)
Indirect repurchase of shares for minimum statutory tax withholdings	(107)	(123)
Net cash used in financing activities	(936)	(331)

Net increase (decrease) in cash and cash equivalents	2,560	(8,626)

Cash, cash equivalents and restricted cash at beginning of year	8,144	16,770

Cash and cash equivalents at end of year	$10,704	$8,144

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Expenditures funded by capital lease borrowings	$0	$1,277

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2017 balance	21,329,690	$213	$153,252	$(100,769)	$(26,598)	$0

Net loss	0	0	0	(10,822)	0	0
Employee benefit related, net of tax	0	0	0	0	628	0
Foreign currency translation adjustment, net of tax	0	0	0	0	419	0
Restricted common stock grant	199,000	2	(2)	0	0	0
Noncash compensation	42,000	0	730	0	0	0
Treasury stock	(39,000)	0	0	0	0	0
Retire treasury stock	(109,613)	(1)	(122)	0	0	0

December 31, 2017 balance	21,422,077	$214	$153,858	$(111,591)	$(25,551)	$0

Net loss	0	0	0	(3,505)	0	0
Adoption of new accounting standards	0	0	0	170	0	0
Employee benefit related, net of tax	0	0	0	0	761	0
Foreign currency translation adjustment, net of tax	0	0	0	0	(52)	0
Noncash compensation	42,000	0	637	0	0	0
Retire treasury stock	(65,895)	0	(107)	0	0	0

December 31, 2018 balance	21,398,182	$214	$154,388	$(114,926)	$(24,842)	$0

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Held for sale

The Company classifies long-lived assets or disposal groups as held for sale in the period: management commits to a plan to sell; the long-lived asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such long-lived assets or disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale is probable within one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Long-lived assets and disposal groups classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell.

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

Net Revenue and Cost of Sales

The Company recognizes revenue when it satisfies a performance obligation by transferring control of a promised product or rendering a service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for the product or service (the “transaction price”). The Company’s transaction price in its contracts with customers is generally fixed; no payment discounts, rebates or refunds are included within its contracts. The Company does not provide service-type warranties nor does it allow customer returns. In connection with the sale of various parts to customers, the Company is subject to typical assurance warranty obligations covering the compliance of the electronics parts produced to agreed-upon specifications. Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company.

A performance obligation is a promise in a contract to transfer a distinct product or render a service to a customer and is the unit of account to which the transaction price is allocated under ASC 606, Revenue from Contracts with Customers (“ASC 606”). When a contract contains multiple performance obligations, we allocate the transaction price to the individual performance obligations using the price at which the promised goods or services would be sold to customers on a standalone basis. For most sales within our Sypris Technologies segment and a portion of sales within Sypris Electronics, control transfers to the customer at a point in time. Indicators that control has transferred to the customer include the Company having a present right to payment, the customer obtaining legal title and the customer having the significant risks and rewards of ownership. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment.

For contracts where Sypris Electronics serves as a contractor for aerospace and defense companies under federally funded programs, we generally recognize revenue over time as we perform due to the continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contracts that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Because control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We use labor hours incurred as a measure of progress for these contracts because it best depicts the Company’s performance of the obligation to the customer, which occurs as we incur labor on our contracts. Under this measure of progress, the extent of progress towards completion is measured based on the ratio of labor hours incurred to date to the total estimated labor hours at completion of the performance obligation.

Our contract profit margins may include estimates of revenues for goods or services on which the customer and the Company have not reached final agreements, such as contract changes, settlements of disputed claims, and the final amounts of requested equitable adjustments permitted under the contract. These estimates are based upon management’s best assessment of the totality of the circumstances and are included in our contract profit based upon contractual provisions and our relationships with each customer.

Allowance for Doubtful Accounts

An allowance for uncollectible trade receivables is recorded when accounts are deemed uncollectible based on consideration of write-off history, aging analysis, and any specific, known troubled accounts.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2018 and 2017, was $582,000 and $666,000, respectively. The Company’s warranty expense for the years ended December 31, 2018 and 2017 was $136,000 and $253,000, respectively.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 40% of accounts receivable outstanding at December 31, 2018 is due from two customers. More specifically, Northrop Grumman Corporation (Northrop Grumman) and Sistemas Automotrices de Mexico, S.A. de C. V. (Sistemas) comprise 22% and 18%, respectively, of December 31, 2018 outstanding accounts receivables. Approximately 30% of accounts receivable outstanding at December 31, 2017 is due from two customers. More specifically, Sistemas Automotrices de Mexico, S.A. de C. V. (Sistemas) and Northrop Grumman Corporation (Northrop Grumman) comprise 15% and 15%, respectively, of December 31, 2017 outstanding accounts receivables.

The Company’s largest customers for the year ended December 31, 2018 were Sistemas, Northrop Grummon and Detroit Diesel, which represented approximately 19%, 14% and 14%, respectively, of the Company’s total net revenue. Detroit Diesel and Sistemas are both customers within the Sypris Technologies segment and Northrop Grummon is a customer within the Sypris Electronics segment. Detroit Diesel, Northrop Grummon and Sistemas were the Company’s largest customers for the year ended December 31, 2017, which represented approximately 14%, 13% and 13%, respectively, of the Company’s total net revenue. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2018 or 2017.

Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiaries is the Mexican peso. Assets and liabilities are translated at the period end exchange rate, and income and expense items are translated at the weighted average exchange rate. The resulting translation adjustments are recorded in comprehensive loss as a separate component of stockholders’ equity. Remeasurement gains or losses for U.S. dollar denominated accounts of the Company’s Mexican subsidiaries are included in other income, net.

Collective Bargaining Agreements

Approximately 459, or 64% of the Company’s employees, all within Sypris Technologies, were covered by collective bargaining agreements at December 31, 2018. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 36 employees expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees represented approximately 59% of the Company’s workforce, or 423 employees as of December 31, 2018.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The following table summarizes the cumulative effect of the changes to our consolidated balance sheet as of January 1, 2018 from the adoption of ASC 606:

			Opening
	Balance at	ASC 606	Balance at
	Dec. 31, 2017	Adjustments	Jan. 1, 2018
Assets
Inventories – net	$17,641	$(655)	$16,986
Contract assets	0	825	825

Liabilities and Equity
Accumulated deficit	$(111,591)	$170	$(111,421)

Under the modified retrospective method of adoption, we are also required to disclose in the first year of adoption the hypothetical impact to our financial statements if we had continued to follow our accounting policies under ASC 605 during the period. We estimate that the impact to revenue for the year ended December 31, 2018 would have been a decrease of $600,000, representing the amount of revenue recognized over time versus at a point in time under ASC 606. Additionally, the adoption of ASC 606 increased our operating loss and net loss by $106,000, or less than $0.01 per share for year ended December 31, 2018.

The following table summarizes the effect of adopting ASC 606 on our consolidated statement of operations for the year ended December 31, 2018:

	Legacy GAAP	Impact of	As Reported
	Dec. 31, 2018	ASC 606	Dec. 31, 2018
Net revenue	$87,369	$600	$87,969
Cost of sales	79,691	706	80,397
Gross profit	7,678	(106)	7,572

Selling, general and administrative	10,474	0	10,474
Severance, equipment relocation and other costs	1,394	0	1,394
Operating loss	(4,190)	(106)	(4,296)

Interest expense, net	850	0	850
Other (income), net	(1,436)	0	(1,436)
Loss before taxes	(3,604)	(106)	(3,710)

Income tax (benefit) expense, net	(205)	0	(205)

Net loss	$(3,399)	$(106)	$(3,505)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes the cumulative effect of the changes to our consolidated balance sheets as of December 31, 2018 from the adoption of ASC 606:

	Legacy GAAP	Impact of	As Reported
	Dec. 31, 2018	ASC 606	Dec. 31, 2018
Assets
Inventories – net	$19,945	$(1,361)	$18,584
Contract assets	0	839	839

Liabilities and Equity
Accumulated deficit	$(114,989)	$63	$(114,926)

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). The new standard was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this update supersedes FASB Accounting Standards Codification (“ASC”) 840, Leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with prior periods not restated.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the new standard provides practical expedients for an entity’s ongoing accounting that the Company anticipates making, such as the (1) the election for certain classes of underlying asset to not separate non-lease components from lease components and (2) the election for short-term lease recognition exemption for all leases that qualify.

The Company will adopt this update beginning on January 1, 2019 using the alternative modified retrospective transition method. The Company expects to elect to utilize the FASB approved option for transition relief with adoption occurring through a cumulative-effect adjustment as of January 1, 2019. The Company expects the valuation of right of use assets (ROU) and lease liabilities, previously described as operating leases, to be the present value of the Company’s forecasted future lease commitments. The Company is continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations, and expects the amendments will have a material impact on our consolidated financial statements, primarily from the recognition of right-of-use assets and lease liabilities on our consolidated balance sheets and changes to related disclosures. The Company believes the largest impact will be on the consolidated balance sheets for the accounting of facilities-related leases, which represents a majority of its operating leases it has entered into as a lessee. These leases will be recognized under the new standard as ROU assets and operating lease liabilities. The Company will also be required to provide expanded disclosures for its leasing arrangements. As of December 31, 2018, the Company had $11,273,000 of undiscounted future minimum operating lease commitments that are not recognized on its consolidated balance sheets as determined under the current standard. In connection with the adoption of the new guidance, the Company expects to recognize ROU asset in the range of $7,000,000 to $8,000,000, and lease liabilities in the range of $7,500,000 to $8,500,000 million on its statement of financial position for operating leases and a cumulative effect adjustment to opening retained earnings of $1,442,000 related to a deferred gain on a sale-leaseback transaction, with limited impact to its results of operations and cash flows.

While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASU 842 on the Company’s financial statements and disclosures. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2019. As the Company completes its evaluation of this new standard, new information may arise that could change the Company’s current understanding of the impact to leases. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession, and adjust the Company’s assessment and implementation plans accordingly.

In June 2016, the FASB issued ASU 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments, new guidance for the accounting for credit losses on certain financial instruments. This guidance introduces a new approach to estimating credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. This guidance, which becomes effective January 1, 2020, is not expected to have a material impact on our consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 modifies the recognition of income tax expense resulting from intra-entity transfers of assets other than inventory. Pursuant to this amendment, entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amendment eliminates the exception for an intra-entity transfer of assets other than inventory. The Company adopted ASU 2016-16 as of January 1, 2018 with no material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This ASU requires that amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this ASU on January 1, 2018 using the retrospective method. The adoption of ASU 2016-18 had an impact on our financial statement presentation within the Consolidated Statement of Cash Flows, as amounts generally described as restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows and transfers of these amounts between balance sheet line items are no longer presented as an operating, investing or financing cash flow. For the year ended December 31, 2017, cash flow from investing activities decreased by $1,500,000 as a result of the adoption of this ASU. The Company did not have any restricted cash balances as of December 31, 2018 or 2017.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. The income statement guidance requires application on a retrospective basis. The Company adopted the ASU on January 1, 2018, and as a result operating income increased $398,000 and other income decreased by $398,000 for the year ended December 31, 2017. The Company used the practical expedient provided in ASU 2017-07 that permits the use of the amounts disclosed in its benefit plans notes for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. These changes in presentation do not result in any changes to net loss or loss per share. Details of the components of net periodic benefit costs are provided in Note 16.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(2)	Revenue from Contracts with Customers

The Company recognizes revenue when it satisfies a performance obligation by transferring control of a promised product or rendering a service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for the product or service (the “transaction price”). The Company’s transaction price in its contracts with customers is generally fixed; no payment discounts, rebates or refunds are included within its contracts. The Company also does not provide service-type warranties nor does it allow customer returns. In connection with the sale of various parts to customers, the Company is subject to typical assurance warranty obligations covering the compliance of the electronics parts produced to agreed-upon specifications (See Note 1). Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company.

A performance obligation is a promise in a contract to transfer a distinct product or render a service to a customer and is the unit of account to which the transaction price is allocated under ASC 606. When a contract contains multiple performance obligations, we allocate the transaction price to the individual performance obligations using the price at which the promised goods or services would be sold to customers on a standalone basis. For most sales within our Sypris Technologies segment and a portion of sales within Sypris Electronics, control transfers to the customer at a point in time. Indicators that control has transferred to the customer include the Company having a present right to payment, the customer obtaining legal title and the customer having the significant risks and rewards of ownership. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment.

For contracts where Sypris Electronics serves as a contractor for aerospace and defense companies under federally funded programs, we generally recognize revenue over time as we perform because of continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contracts that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Because control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We use labor hours incurred as a measure of progress for these contracts because it best depicts the Company’s performance of the obligation to the customer, which occurs as we incur labor on our contracts. Under this measure of progress, the extent of progress towards completion is measured based on the ratio of labor hours incurred to date to the total estimated labor hours at completion of the performance obligation.

Our contract profit margins may include estimates of revenues for goods or services on which the customer and the Company have not reached final agreements, such as contract changes, settlements of disputed claims, and the final amounts of requested equitable adjustments permitted under the contract. These estimates are based upon management’s best assessment of the totality of the circumstances and are included in our contract profit based upon contractual provisions and our relationships with each customer.

The majority of our arrangements are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $15,867,000 of remaining performance obligations as of December 31, 2018, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 58% of our remaining performance obligations as revenue in the 2019, 30% in 2020 and the balance thereafter.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the year ended December 31, 2018:

Year Ended
Dec. 31, 2018

Sypris Technologies – transferred point in time	$59,816
Sypris Electronics – transferred point in time	5,800
Sypris Electronics – transferred over time	22,353

Net revenue	$87,969

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of December 31, 2018 and at the date of adoption of ASC 606 were $839,000 and $825,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company may receive cash payments from customers prior to the Company transferring control of the good resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of December 31, 2018 and at the date of adoption of ASC 606, contract liabilities were $8,369,000 and $1,509,000, respectively, and are included within accrued liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The amount of revenue recognized in the period that was included in the opening current deferred revenue, which reflects the contract liability amounts, was $1,121,000.

Practical expedients and exemptions

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expense in the consolidated statements of operations.

We do not disclose the value of unsatisfied performance obligations for contracts with original expected lengths of one year or less.

(3)	Strategic Actions

The Company completed a number of strategic actions during the past four years in response to the nonrenewal of supply agreements with certain Tier I automotive customers primarily due to global pricing constraints, the downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other market and economic factors impacting the Company. Strategic actions taken included: (i) the Company’s exit from the Broadway Plant (defined below) (see Note 4), (ii) the sale of Sypris Electronics’ SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines (the “CSS business”) in 2016, (iii) the sale and leaseback of the Company’s facility in Toluca, Mexico in 2016, (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the capacity reallocation of certain oil and gas industry components to Mexico, (vi) the relocation of its Sypris Electronics operation to a new facility beginning in 2017, and (vii) reductions in employment costs through senior management pay reductions. Using a portion of the proceeds generated from the asset sales noted above, the Company paid off all of its most senior secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016. During this period, the Company also received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal, originally scheduled to mature in 2019. The GFCM note was amended during 2017 to, among others things, extend the maturity dates so that the note matures in part in 2021, 2023 and 2025 (see Note 14).

The Company has reduced its reliance on certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with more diversified, longer-term relationships, especially among the OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”), which expired on January 1, 2017, which utilized production at the Company’s Louisville, Kentucky automotive and commercial vehicle manufacturing plant (the “Broadway Plant”). The Company similarly has non-renewed its business with Eaton Corporation (“Eaton”). As a result of these decisions, the Company experienced a significant reduction in its commercial vehicle revenues in 2017 (See Note 4). During the fourth quarter of 2018, the Company entered into a three-year agreement to supply axle shafts to Sistemas Automotrices de Mexico, S.A. de C.V. (“Sistemas”), as well as a number of other product lines for periods of up to six years from the commencement of production.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(4)	Exit and Disposal Activities

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

As a result of these initiatives, the Company recorded charges of $1,394,000, or $0.07 per share, and $2,360,000, or $0.12 per share, during 2018 and 2017, respectively, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the consolidated statement of operations. All amounts incurred were recorded within Sypris Technologies. The charges for 2018 included $361,000 for equipment relocation costs and $1,033,000 primarily related to mothball costs associated with the closed facility. The charges for 2017 included $936,000 for severance and benefit related costs and $1,424,000 for equipment relocation costs. A summary of the total pre-tax charges is as follows (in thousands):

		Costs Incurred
	Year	Total	Remaining
	Total	Ended	Recognized	Costs to be
	Program	Dec. 31, 2018	to date	Recognized
Severance and benefit related costs	$1,350	$0	$1,350	$0
Asset impairments	188	0	188	0
Equipment relocation costs	1,955	361	1,785	170
Other	1,308	1,033	1,078	230
	$4,801	$1,394	$4,401	$400

A summary of costs and related reserves for the transition of production from the Broadway Plant at December 31, 2018 is as follows (in thousands):

	Accrued	Cash	Accrued
	Balance at	Payments	Balance at
	Dec. 31,	2018	or Asset	Dec. 31,
	2017	Charge	Write-Offs	2018
Severance and benefit-related costs	$145	$0	$(145)	$0
Equipment relocation costs	0	361	(361)	0
Other	0	1,033	(1,033)	0
	$145	$1,394	$(1,539)	$0

The Company expects to incur additional pre-tax costs of approximately $400,000 within Sypris Technologies, the majority of which is expected to be cash expenditures.

As noted above, management expects to apply proceeds from the sale of underutilized or non-core assets to help fund the costs to transfer additional equipment from the Broadway Plant and the transition of the related production. The following assets have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

	December 31,
	2018	2017
Property, plant and equipment	$11,207	$28,874
Accumulated depreciation	(9,733)	(25,976)
Property, plant and equipment, net	$1,474	$2,898

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(5)	Property Insurance Settlement

Subsequent to the transfer of production from the Broadway Plant, the primary water supply and sprinkler pipes within the facility suffered freeze damage during an extended period of extreme cold temperatures. The Company and its insurer reached a full and final settlement agreement with respect to the claim during the second quarter of 2018. Insurance proceeds are recorded to the extent of the losses and then, only if recovery is realized or probable. Any gains in excess of losses are recognized only when the contingencies regarding the recovery are resolved and the amount is fixed or determinable. During the year ended December 31, 2018, the Company received insurance proceeds of $2,447,000 and recognized an insurance recovery gain of $2,275,000, net of expenses incurred for claim related expenses.

The Company is currently evaluating options related to the disposition of the Broadway Plant, including the extent to which repairs, if any, are made to the facility. The Company considered the need for an impairment recognition based on the change in the facility’s physical condition following the freeze damage. Although the fair market value of the facility was reduced by the freeze damage, the Company determined the fair market value of the building and land exceeds the net book value as of December 31, 2018.

(6)	Other Income, Net

As described in Note 1, the Company adopted ASU 2017-07 in the first quarter of 2018. ASU 2017-07 requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires application on a retrospective basis. Accordingly, the other components of net periodic benefit costs included in other income for the year ended December 31, 2018 and 2017 were $584,000 and $398,000, respectively.

During 2018, the Company recognized an insurance recovery gain of $2,275,000 related to the settlement of a property insurance claim on the Broadway Plant (see Note 5). Additionally, the Company recognized a net loss of $249,000 related to the sale of certain idle assets and foreign currency related translation gains of $21,000 related to the U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

During the year ended December 31, 2017, the Company recognized other income of $1,515,000, which consisted primarily of a gain of $2,668,000 related to the gain recorded on the sale of assets within Sypris Technologies. The gain was partially offset by foreign currency related translation losses of $773,000 related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency.

(7)	Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2018	2017
Commercial	$9,962	$9,464
Allowance for doubtful accounts	(81)	(147)
Net	$9,881	$9,317

(8)	Inventory

Inventory consists of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$12,354	$10,011
Work in process	6,331	7,150
Finished goods	1,313	1,645
Reserve for excess and obsolete inventory	(1,414)	(1,165)
Total	$18,584	$17,641

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(9)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2018	2017
Prepaid expenses	$576	$571
Contract assets	839	0
Other	3,340	1,432
Total	$4,755	$2,003

Included in other current assets are income and VAT taxes refundable, tools, spare parts and other items, none of which exceed 5% of total current assets.

(10)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2018	2017
Land and land improvements	$219	$219
Buildings and building improvements	11,178	11,140
Machinery, equipment, furniture and fixtures	59,179	54,554
Construction in progress	2,141	998
	72,717	66,911
Accumulated depreciation	(58,062)	(51,337)
	$14,655	$15,574

Depreciation expense, including amortization of assets recorded under capital leases, totaled approximately $2,648,000 and $3,884,000 for the years ended December 31, 2018 and 2017, respectively. Capital expenditures included in accounts payable or accrued liabilities were not material at December 31, 2018 and 2017, respectively.

Included within property, plant and equipment were assets under capital leases as follows (in thousands):

	December 31,
	2018	2017
Buildings and building improvements	$2,995	$2,987
Machinery, equipment, furniture and fixtures	1,277	1,277
	4,272	4,264
Accumulated depreciation	(976)	(548)
	$3,296	$3,716

(11)	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2018	2017
Long term spare parts	$646	$871
Long term deposits	507	578
Other	362	129
Total	$1,515	$1,578

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(12)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Salaries, wages, employment taxes and withholdings	$2,019	$1,720
Employee benefit plans	1,050	703
Accrued professional fees	821	3,596
Income, property and other taxes	453	387
Contract liabilities	8,369	1,509
Deferred gain from sale-leaseback	500	499
Exit and disposal activity accruals	0	145
Other	1,753	1,771
Total	$14,965	$10,330

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest, and other items, none of which exceed 5% of total current liabilities.

(13)	Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Noncurrent pension liability	$4,272	$4,781
Deferred gain from sale leaseback	3,093	3,576
Other	1,131	412
Total	$8,496	$8,769

Included in other liabilities are deferred rent expenses and other items, none of which exceed 5% of total liabilities.

(14)	Debt

Long-term obligations consists of the following (in thousands):

	December 31,
	2018	2017
Current:
Current portion of capital lease obligations	$593	$829

Long Term:
Note payable – related party	$6,500	$6,500
Capital lease obligations	2,804	3,397
Less unamortized debt issuance and modification costs	(51)	(65)

Long term debt and capital lease obligations, net of unamortized debt costs	$9,253	$9,832

The weighted average interest rate for outstanding borrowings at December 31, 2018 and 2017 was 8.0%. The Company had no capitalized interest in 2018 or 2017. Interest paid during the years ended December 31, 2018 and 2017 totaled approximately $526,000 and $526,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note Payable – Related Party

The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6,500,000 in principal as of December 31, 2018 and December 31, 2017. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year until March 31, 2019 and, thereafter is reset on April 1st of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The maturity dates for the obligation are as follows: $2,500,000 of the obligation on April 1, 2021, $2,000,000 on April 1, 2023, and the balance on April 1, 2025. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2021 and 2023.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company.

Capital Lease Obligations

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca (see Note 5). As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $2,699,000 for the building as of December 31, 2018.

In January 2018, the Company entered into a 36-month capital lease for $1,277,000 for new production equipment installed at its Sypris Electronics facility during 2017. The balance of the capital lease obligation as of December 31, 2018 was $698,000.

The future minimum payments for capital leases as of December 31, 2018 are as follows (in thousands):

2019	$927
2020	881
2021	580
2022	548
2023	548
Thereafter	1,143
Total future payments	4,627
Less: Amount representing interest	(1,230)
Present value of future minimum payments	3,397
Less: Current portion	(593)
Long term portion	$2,804

(15)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2018 approximates fair value, and is based upon a market approach (Level 2).

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table details the components of pension (income) expense (in thousands):

	Year ended December 31,
	2018	2017
Service cost	$4	$6
Interest cost on projected benefit obligation	1,315	1,518
Net amortization of actuarial loss	632	693
Expected return on plan assets	(1,363)	(1,813)
Net periodic benefit cost	$588	$404

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

	December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$39,179	$39,312
Service cost	4	6
Interest cost	1,315	1,518
Actuarial (gain) loss	(2,913)	1,278
Benefits paid	(2,895)	(2,935)
Benefit obligation at end of year	$34,690	$39,179

Change in plan assets:
Fair value of plan assets at beginning of year	$34,398	$33,838
Actual return on plan assets	(1,381)	3,495
Company contributions	77	0
Benefits paid	(2,895)	(2,935)
Fair value of plan assets at end of year	$30,199	$34,398

Underfunded status of the plans	$(4,491)	$(4,781)

Balance sheet assets (liabilities):
Other assets	$138	$0
Accrued liabilities	(357)	0
Other liabilities	(4,272)	(4,781)
Net amount recognized	$(4,491)	$(4,781)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$23,466	$26,327
Accumulated benefit obligation	23,466	26,327
Fair value of plan assets	18,838	21,539

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2018			2017
Projected benefit obligation and net periodic pension cost assumptions:
Discount rate – projected benefit obligation		4.25%			3.55%
Discount rate – net periodic pension cost		3.55			4.05
Rate of compensation increase		4.00			4.00
Expected long-term rate of return on plan assets	3.95	–	4.30	5.15	–	6.30

Weighted average asset allocation:
Equity securities		16%			27%
Debt securities		80			71
Other		4			2
Total		100%			100%

The fair values of our pension plan assets as of December 31, 2018 are as follows (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)
Asset categories:
Cash and cash equivalents	$1,415	$0
Equity securities:
U.S. Large Cap	1,590	0
U.S. Mid Cap	967	0
U.S. Small Cap	489	0
World Equity	1,886	0
Real Estate	458	0
Other	690	0
Fixed income securities	5,237	17,467
Total Plan Assets	$12,732	$17,467

The fair values of our pension plan assets as of December 31, 2017 are as follows (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)
Asset categories:
Cash and cash equivalents	$1,090	$0
Equity securities:
U.S. Large Cap	5,845	0
U.S. Mid Cap	1,343	0
U.S. Small Cap	795	0
World Equity	1,484	0
Real Estate	473	0
Other	147	0
Fixed income securities	6,462	16,759
Total Plan Assets	$17,639	$16,759

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Investments in our defined benefit plans are stated at fair value. The following valuation methods were used to value our pension assets:

Equity securities	The fair value of equity securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Fixed income securities	The fair value of fixed income securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Cash and cash equivalents	The fair value of cash and cash equivalents is set equal to its cost.

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

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2019 is $285,000, which represents the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2018 and 2017 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 0-55%, fixed income securities ranging 35-100% and non-traditional/other of 0-10% of total investments.

When establishing the expected long-term rate of return on our U.S. pension plan assets, the Company considered historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, the Company concluded that the use of 3.95% for the Louisville Hourly Plan, 4.30% for the Marion Plan and 4.20% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2018 was appropriate.

Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated Other Comprehensive Income and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants. Accumulated other comprehensive loss at December 31, 2018 includes $13,777,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2019 is $674,000. The actual loss reclassified from accumulated other comprehensive loss for 2018 and 2017 was $632,000 and $693,000, respectively.

At December 31, 2018, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2019	2,903
2020	2,833
2021	2,787
2022	2,723
2023	2,653
2024-2028	12,130
Total	$26,029

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company sponsors a defined contribution plan (the “Defined Contribution Plan”) for substantially all domestic employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions up to 3% and provide discretionary contributions. Contributions to the Defined Contribution Plan by the Company in 2018 and 2017 totaled approximately $428,000 and $530,000, respectively.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans totaled approximately $41,000 and $20,000 in 2018 and 2017, respectively. The aggregate benefit plan assets and accumulated benefit obligation of these plans are not significant.

(17)	Commitments and Contingencies

The Company leases certain of its real property and certain equipment under operating leases with terms ranging from month-to-month to ten years and which contain various renewal and rent escalation clauses. Future minimum annual lease commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018 are as follows (in thousands):

2019	$1,453
2020	1,387
2021	1,430
2022	1,443
2023	1,459
2024 and thereafter	4,101
Total	$11,273

Rent expense for the years ended December 31, 2018 and 2017 totaled approximately $1,415,000 and $1,427,000, respectively.

As of December 31, 2018, the Company had outstanding purchase commitments of approximately $12,027,000 primarily for the acquisition of inventory. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by our vendors within a short period of time.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. As of December 31, 2018 and 2017, no amounts were accrued for any environmental matters. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On December 27, 2017, the U.S. Department of Labor (the “DOL”) filed a lawsuit alleging that the Company had misinterpreted the language of its Company’s 401(k) Plans (collectively, the “Plan”). The DOL does not appear to dispute that the Company reached such interpretation in good faith and after consulting with independent ERISA counsel. If the DOL’s allegations were upheld by a court, the Company could be required to make additional contributions into the accounts of its Plan participants. While the Company regards the DOL’s allegations to be without merit, the Company submitted a counteroffer to a proposed settlement offer from the DOL in February 2019 in an amount deemed to be immaterial to the Company’s financial statements.

During the year ended December 31, 2017, the Company became aware of a lawsuit involving one of Sypris Electronics’ customers and its primary distributor. This customer informed the Company that, as a result of the lawsuit, the customer would no longer operate its business, and that it has transferred this business to a designated successor. The Company holds $759,000 of gross inventory related specifically to this customer as of December 31, 2018. On December 21, 2017, the Company entered into a new supply agreement with the designated successor, which provides for purchases of the aforementioned inventory and additional purchases in excess of our inventories on hand and for prices in excess of our cost. As of December 31, 2018, the Company has recognized revenue of $293,000 under the new supply agreement and has received purchase orders under the new supply agreement, however not all purchase obligations were met as of December 31, 2018. No assurances can be given that the successor customer will be successful or will continue to comply with the terms of the new agreement, which could adversely affect our ability to recoup any or all of our investment in these inventories. Given the uncertainties described above, the Company established a reserve of $246,000 on the recoverability of the inventory as of December 31, 2018 and estimates that the range of loss that is reasonably possible should the program with the successor not be successful could increase by an additional $513,000.

During the fourth quarter of 2018, the Company resolved an outstanding disputed legal fee for an amount less than originally charged. The resolution of the disputed legal fee resulted in a decrease in selling, general and administrative expense of $1,890,000 for the year ended December 31, 2018.

(18)	Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 3,655,088 shares of common stock were registered for issuance under the 2010 Omnibus Plan. On May 19, 2015, the 2010 Omnibus Plan was replaced with the 2015 Omnibus Plan. A total of 3,476,021 shares were registered for issuance under the 2015 Omnibus Plan. Additionally, awards under the 2010 Omnibus Plan that are cancelled without having been fully exercised or vested are available again for new awards under the 2015 Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2018 and 2017 was 544,771 and 1,314,021, respectively.

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

Compensation expense is measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. Fair value for restricted shares is equal to the stock price on the date of grant, while the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical Company and industry data to estimate the expected price volatility, the expected option life and the expected dividend yield. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Forfeitures are recorded as they occur. Stock based compensation expense of $637,000 and $730,000 has been recorded in selling, general and administrative expense in the consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Year ended December 31,
	2018	2017
Expected life (years)	4.0	4.0
Expected volatility	51.8%	51.2%
Risk-free interest rates	2.65%	1.91%
Expected dividend yield	0.0%	0.0%

A summary of the restricted stock activity is as follows:

		Weighted-	Weighted-
		average	average	Aggregate
	Number of	Grant Date	Remaining	Intrinsic
	Shares	Fair Value	Term	Value
Nonvested shares at January 1, 2018	1,029,000	$1.20
Granted	0	0
Vested	(186,000)	2.05
Forfeited	0	0
Nonvested shares at December 31, 2018	843,000	$1.01	0.83	$902,000

The total fair value of shares vested during 2018 and 2017 was $381,000 and $408,000, respectively.

The following table summarizes option activity for the year ended December 31, 2018:

		Weighted-	Weighted-
		average	average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at January 1, 2018	1,821,000	$1.70
Granted	757,750	1.61
Exercised	0	0
Forfeited	(33,500)	1.24
Expired	(219,000)	3.93
Outstanding at December 31, 2018	2,326,250	$1.47	2.43	$0
Exercisable at December 31, 2018	524,700	$2.21	0.81	$0

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2018 and 2017 was $0.69 and $0.45 per share, respectively. There were no options exercised in 2018 or 2017.

As of December 31, 2018, there was $677,000 of total unrecognized compensation cost related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option shares vested during the years ended December 31, 2018 and 2017 was $184,000 and $228,000, respectively.

(19)	Stockholders’ Equity

As of December 31, 2018 and 2017, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in accordance with the terms of our stockholder rights plan, which expired in October 2011. There are no shares of Series A Preferred Stock currently outstanding, and there are no current plans to issue any such shares.

The holders of our common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2018	2017
Foreign currency translation adjustments, net of tax	$(10,967)	$(10,915)
Employee benefit related adjustments – U.S, net of tax.	(14,177)	(14,748)
Employee benefit related adjustments – Mexico, net of tax	302	112

Accumulated other comprehensive loss	$(24,842)	$(25,551)

Changes in each component of accumulated other comprehensive loss consisted of the following:

			Accumulated
	Foreign	Defined	Other
	Currency	Benefit	Comprehensive
	Translation	Plans	Loss
Balance at January 1, 2017	$(11,334)	$(15,264)	$(26,598)
Currency translation adjustments, net of tax	419	0	419
Net actuarial gain for the year, net of tax	0	205	205
Amortization for the year, net of tax	0	423	423

Balance at December 31, 2017	(10,915)	(14,636)	(25,551)

Currency translation adjustments, net of tax	(52)	0	(52)
Net actuarial gain for the year, net of tax	0	276	276
Amortization for the year, net of tax	0	485	485

Balance at December 31, 2018	$(10,967)	$(13,875)	$(24,842)

(20)	Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act significantly modifies the U.S. corporate income tax system by, among other things, reducing the federal income tax rate from 35% to 21%, limiting certain deductions, including limiting the deductibility of interest expense to 30% of U.S. Earnings Before Interest, Taxes, Depreciation and Amortization, imposing a mandatory one-time deemed repatriation tax on accumulated foreign earnings and creating a territorial tax system that changes the manner in which future foreign earnings are subject to U.S. tax.

The components of income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2018	2017
Domestic	$(5,331)	$(7,328)
Foreign	1,621	(4,112)
Total	$(3,710)	$(11,440)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of income tax (benefit) expense are as follows (in thousands):

	Year ended December 31,
	2018	2017
Current:
Federal	$0	$(184)
State	2	39
Foreign	302	194
Total current income tax expense	304	49
Deferred:
Federal	(191)	(600)
State	(21)	(67)
Foreign	(297)	0
Total deferred income tax (benefit) expense	(509)	(667)

Income tax (benefit) expense, net	$(205)	$(618)

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

As the Company experienced a net loss from operations in the U.S. for the year ended December 31, 2018 and other comprehensive income from employee benefit adjustments, the Company has allocated income tax expense against the components of other comprehensive income in 2018 using a 23.3% effective tax rate. Income tax benefit for the year ended December 31, 2018 includes a benefit of $212,000 due to the required intraperiod tax allocation. Conversely, other comprehensive income for the year ended December 31, 2018 includes income tax expense of $212,000. Income tax benefit for the year ended December 31, 2017 includes a benefit of $667,000 due to the required intraperiod tax allocation. Conversely, other comprehensive income for the year ended December 31, 2017 includes income tax expense of $667,000.

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2018 and 2017 totaled $33,000 and $110,000, respectively. State income tax refunds received in the U.S. during 2018 and 2017 totaled $12,000 and $63,000, respectively. Foreign income taxes paid during 2018 and 2017 totaled $109,000 and $486,000, respectively. There were no foreign refunds received in 2018 and 2017. There were no federal taxes paid in 2018 and 2017, and there were no federal refunds received in 2018 and 2017. At December 31, 2018, the Company had $137,764,000 of federal net operating loss carryforwards available to offset future federal taxable income. The pre-2018 federal net operating loss carryforwards expire in various amounts from 2026 to 2037. Federal net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward period as part of the Tax Act. The indefinite lived net operating loss carryforwards as of December 31, 2018 are approximately $3,186,000.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

At December 31, 2018, the Company had $5,869,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida and Kentucky. These carryforwards expire in various amounts from 2026 to 2038.

The following is a reconciliation of income tax (benefit) expense to that computed by applying the federal statutory rate to income (loss) before income taxes (in thousands):

	Year ended December 31,
	2018	2017
Federal tax expense at the statutory rate	$(779)	$(4,004)
Current year permanent differences	82	239
State income taxes, net of federal tax impact	(118)	(262)
Federal tax reform – deferred rate change	0	19,395
State deferred rate change	0	239
Foreign repatriation, net of foreign tax credits	0	(544)
Effect of tax rates of foreign subsidiaries	154	203
Currency translation effect on temporary differences	189	(372)
Change in valuation allowance	358	(15,230)
State NOL carryforwards, stock compensation and other items	(91)	(282)
Income tax (benefit) expense, net	$(205)	$(618)

ASC 740, Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The net cumulative domestic and foreign losses for the current and prior two years represents negative evidence under the provisions of ASC 740 requiring the Company to establish a valuation allowance against all U.S. deferred tax assets and a portion of its non-U.S. deferred tax assets. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and a portion of its non-U.S. tax benefits.

In addition, we remeasured certain net deferred tax assets and liabilities in 2017 based on the tax rates at which they are expected to reverse in the future. The total impact upon enactment of the Tax Act was $19,395,000, however, this impact has been offset due to our valuation allowance. The Tax Act also provides that undistributed and previously untaxed post-1986 foreign earnings will be deemed distributed in 2017. Additionally, as of December 31, 2017, the Company’s U.S. deferred liability for cumulative undistributed earnings has been eliminated.

The gross deferred tax asset for the Company’s Mexican subsidiaries was $4,434,000 and $4,942,000 as of December 31, 2018 and 2017, respectively.

Deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Compensation and benefit accruals	$450	$585
Inventory valuation	759	739
Federal and state net operating loss carryforwards	33,567	32,646
Deferred revenue	90	296
Accounts receivable allowance	11	34
Depreciation	39	0
Defined benefit pension plan	573	802
Foreign deferred revenue and other provisions	4,434	4,942
Other	874	917
Total	40,797	40,961
Domestic valuation allowance	(36,363)	(35,387)
Foreign valuation allowance	(4,137)	(4,942)
Total deferred tax assets	297	632
Deferred tax liabilities:
Depreciation	0	(632)
Total deferred tax liabilities	0	(632)
Net deferred tax asset	$297	$0

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The ASC Income Tax topic includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financials. Specifically, the guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits as of December 31, 2018 and 2017 was $200,000. There were no changes to the unrecognized tax benefit balance during the years ended December 31, 2018 and 2017.

If the Company’s positions are sustained by the taxing authority, the entire balance at December 31, 2018 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018 and 2017, the Company does not have an accrual for the payment of tax-related interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2015 through 2017, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

(21)	Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. All potential common shares were excluded from diluted earnings per share for the year ended December 31, 2018 and 2017 because the effect of inclusion would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Year ended December 31,
	2018	2017
Loss attributable to stockholders:
Net loss as reported	$(3,505)	$(10,822)
Less distributed and undistributed earnings allocable to restricted award holders	0	0
Net loss allocable to common stockholders	$(3,505)	$(10,822)
Loss per common share attributable to stockholders:
Basic	$(0.17)	$(0.53)
Diluted	$(0.17)	$(0.53)
Weighted average shares outstanding – basic	20,512	20,326
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	20,512	20,326

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(22)	Segment Information

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Year ended December 31,
	2018	2017
Net revenue from unaffiliated customers:
Sypris Technologies	$59,816	$54,891
Sypris Electronics	28,153	27,403
	$87,969	$82,294
Gross profit:
Sypris Technologies	$7,523	$743
Sypris Electronics	49	2,587
	$7,572	$3,330
Operating income (loss):
Sypris Technologies	$3,207	$(7,061)
Sypris Electronics	(2,555)	147
General, corporate and other	(4,948)	(5,232)
	$(4,296)	$(12,146)
Other income, net:
Sypris Technologies	$(1,434)	$(1,508)
Sypris Electronics	0	(2)
General, corporate and other	(2)	(5)
	$(1,436)	$(1,515)
Income (loss) before income taxes:
Sypris Technologies	$4,349	$(5,844)
Sypris Electronics	(2,672)	150
General, corporate and other	(5,386)	(5,746)
	$(3,710)	$(11,440)
Income tax expense (benefit), net:
Sypris Technologies	$5	$194
Sypris Electronics	0	0
General, corporate and other	(210)	(812)
	$(205)	$(618)
Depreciation and amortization:
Sypris Technologies	$2,029	$3,399
Sypris Electronics	515	372
General, corporate and other	104	113
	$2,648	$3,884

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year ended December 31,
	2018	2017

Capital expenditures:
Sypris Technologies	$1,311	$1,003
Sypris Electronics	173	366
General, corporate and other	567	268
	$2,051	$1,637

	December 31,
	2018	2017
Total assets:
Sypris Technologies	$31,312	$31,725
Sypris Electronics	19,208	17,440
General, corporate and other	11,048	7,990
	$61,568	$57,155
Total liabilities:
Sypris Technologies	$23,644	$23,854
Sypris Electronics	15,180	8,352
General, corporate and other	7,910	8,019
	$46,734	$40,225

The Company’s export sales from the U.S. totaled $4,155,000 and $12,068,000 in 2018 and 2017, respectively. Approximately $39,744,000 and $22,874,000 of net revenue in 2018 and 2017, respectively, and $7,162,000 and $6,659,000 of long lived assets at December 31, 2018 and 2017, respectively, and net assets of $6,495,000 and $5,327,000 at December 31, 2018 and 2017 relate to the Company’s international operations.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2018. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we concluded that as of December 31, 2018, Sypris’ internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2018 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2018,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	2,326,250	(1)	$1.47	544,771	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	2,326,250		$1.47	544,771

_____________________

(1)	Consists of (a) 443,500 outstanding options under the 2010 Omnibus Plan, which Plan expired on May 11, 2015 and (b) 1,882,750 under the 2015 Omnibus Plan.

(2)	Shares remaining available for issuance under the 2015 Omnibus Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are included.

2.	Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 31, 2011 (Commission File No. 000-24020)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999 (Commission File No. 000-24020)).

10.1	Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of March 12, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on March, 31, 2015 (Commission File No. 000-24020)).

10.1.1	Amended Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of June 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 18, 2015 (Commission File No. 000-24020)).

10.1.2	Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of October 30, 2015 (incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-K filed on March, 30, 2016 (Commission File No. 000-24020)).

10.1.3	Amended and Restated Promissory Note in favor of Gill Family Capital Management, Inc. dated as of February 25, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 18, 2016 (Commission File No. 000-24020)).

10.1.4	Amended Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of September 30, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

Exhibit
Number	Description

10.1.5	Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of November 10, 2017 (incorporated by reference to Exhibit 10.1.5 to the Company’s Form 10-K filed on March, 20, 2018 (Commission File No. 000-24020)).

10.1.6	Security Agreement between Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. and Gill Family Capital Management, Inc., dated as of March 12, 2015 (incorporated by reference to Exhibit 10.2.1 to the Company’s Form 10-K filed on March, 31, 2015 (Commission File No. 000-24020)).

10.2	Asset Purchase Agreement between Analog Devices, Inc. and Sypris Electronics, LLC dated as of August 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.3	Lease agreement between Promotora y Desarrolladora Pulso Inmobiliario, S.C. and Sypris Technologies Mexico, S. de R.L. de C.V dated January 29, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 18, 2016 (Commission File No. 000-24020)).

10.4	Lease between Sypris Electronics, LLC and University Business Center I, LLC dated May 3, 2016 regarding 10421 University Center Drive, Tampa, FL property. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 17, 2016 (Commission File No. 000-24020)).

10.5*	Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995 Amended and Restated on January 21, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.6*	Form of Discretionary Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.7*	Form of Four Year Discretionary Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.8*	2010 Sypris Omnibus Plan effective as of May 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2010 (Commission File No. 333-166951)).

10.9*	2015 Sypris Omnibus Plan effective as of May 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2015 (Commission File No. 333-204299)).

10.10*	Form of Eighteen Month Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.11*	Form of Three Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.12*	Form of Four Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.13*	Form of Five Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.14*	Form of Four Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

Exhibit
Number	Description

10.15*	Form of Executive Long-Term Incentive Award Agreement for Grants of Restricted Stock to Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.16*	Form of Executive Long-Term Incentive Award Agreement for Grants of Non-Qualified Stock Options to Executive Officers (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.17*	Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995, Amended and Restated on March 14, 2017 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 28, 2017 (Commission File No. 000-24020)).

10.18*	Form of Five Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2018 (Commission File No. 000-24020)).

21	Subsidiaries of the Company

23	Consent of Crowe LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

Item 16.	Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2019.

SYPRIS SOLUTIONS, INC.
(Registrant)

/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2019:

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