Form 10-Q
period 2019-03-31
SYPRIS SOLUTIONS INC
filed 2019-05-15
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SYPR	NASDAQ

As of May 8, 2019, the Registrant had 21,294,463 shares of common stock outstanding.

Table of Contents

Part I.	Financial Information

Part II.	Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures	26

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended
	March 31,	April 1,
	2019	2018
	(Unaudited)
Net revenue	$19,564	$19,942
Cost of sales	17,973	17,911
Gross profit	1,591	2,031
Selling, general and administrative	3,454	3,148
Severance, relocation and other costs	98	509
Operating loss	(1,961)	(1,626)
Interest expense, net	217	213
Other expense (income), net	51	(84)
Loss before taxes	(2,229)	(1,755)
Income tax expense, net	76	40
Net loss	$(2,305)	$(1,795)
Loss per share:
Basic	$(0.11)	$(0.09)
Diluted	$(0.11)	$(0.09)

Weighted average shares outstanding:
Basic	20,669	20,394
Diluted	20,669	20,394
Dividends declared per common share	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended
	March 31,	April 1,
	2019	2018
	(Unaudited)
Net loss	$(2,305)	$(1,795)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	125	408

Comprehensive loss	$(2,180)	$(1,387)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,689	$10,704
Accounts receivable, net	9,120	9,881
Inventory, net	21,209	18,584
Other current assets	4,385	4,755
Assets held for sale	1,474	1,474
Total current assets	41,877	45,398

Property, plant and equipment, net	14,758	14,655
Operating lease right-of-use assets	7,532	0
Other assets	1,509	1,515
Total assets	$65,676	$61,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,670	$13,427
Accrued liabilities	14,717	14,965
Operating lease liabilities, current portion	980	0
Finance lease obligations, current portion	632	593
Total current liabilities	27,999	28,985
Note payable – related party	6,453	6,449
Operating lease liabilities, net of current portion	7,367	0
Finance lease obligations, net of current portion	2,889	2,804
Other liabilities	6,810	8,496
Total liabilities	51,518	46,734
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,370,395 shares issued and 21,354,203 outstanding in 2019 and 21,414,374 shares issued and 21,398,182 outstanding in 2018	214	214
Additional paid-in capital	154,450	154,388
Accumulated deficit	(115,789)	(114,926)
Accumulated other comprehensive loss	(24,717)	(24,842)
Treasury stock, 16,192 shares in 2019 and 2018	0	0
Total stockholders’ equity	14,158	14,834
Total liabilities and stockholders’ equity	$65,676	$61,568

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Three Months Ended
	March 31,	April 1,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,305)	$(1,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	691	672
Stock-based compensation expense	111	143
Deferred loan costs recognized	4	3
Gain on the sale of assets	0	(281)
Provision for excess and obsolete inventory	37	(75)
Other noncash items	(127)	68
Contributions to pension plans	(10)	(11)
Changes in operating assets and liabilities:
Accounts receivable	758	(675)
Inventory	(2,664)	78
Other current assets	398	(667)
Accounts payable	(1,801)	1,047
Accrued and other liabilities	436	847
Net cash used in operating activities	(4,472)	(646)

Cash flows from investing activities:
Capital expenditures, net	(348)	(406)
Proceeds from sale of assets	0	363
Net cash used in investing activities	(348)	(43)

Cash flows from financing activities:
Principal payments on finance lease obligations	(146)	(425)
Indirect repurchase of shares of minimum statutory tax withholdings	(49)	0
Net cash used in financing activities	(195)	(425)

Net decrease in cash and cash equivalents	(5,015)	(1,114)

Cash and cash equivalents at beginning of period	10,704	8,144

Cash and cash equivalents at end of period	$5,689	$7,030

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease obligations	$269	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2018 balance	21,422,077	$214	$153,858	$(111,591)	$(25,551)	$0
Net loss	0	0	0	(1,795)	0	0
Adoption of new accounting standards	0	0	0	170	0	0
Foreign currency translation adjustment	0	0	0	0	408	0
Noncash compensation	0	0	143	0	0	0
Retire treasury stock	(65,895)	0	0	0	0	0
April 1, 2018 balance	21,356,182	$214	$154,001	$(113,216)	$(25,143)	$0

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2019 balance	21,398,182	$214	$154,388	$(114,926)	$(24,842)	$0
Net loss	0	0	0	(2,305)	0	0
Adoption of new accounting standards	0	0	0	1,442	0	0
Foreign currency translation adjustment	0	0	0	0	125	0
Noncash compensation	0	0	111	0	0	0
Retire treasury stock	(43,979)	0	(49)	0	0	0
March 31, 2019 balance	21,354,203	$214	$154,450	$(115,789)	$(24,717)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

All references to “Sypris,” the “Company,” “we” or “our” include Sypris Solutions, Inc. and its wholly-owned subsidiaries. Sypris is a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. The Company produces a wide range of manufactured products, often under multi-year, sole-source contracts. The Company offers such products through its two business segments, Sypris Technologies, Inc. (“Sypris Technologies”) and Sypris Electronics, LLC (“Sypris Electronics”) (See Note 12).

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2018 consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The Company’s operations are domiciled in the United States (U.S.) and Mexico, and we serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated.

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2018 as presented in the Company’s Annual Report on Form 10-K.

(3)	Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (ASC 842). The new standard was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard affects any entity that enters into a lease, with some specified scope exemptions.

The Company adopted this update beginning on January 1, 2019 using the alternative modified retrospective transition method and will not recast comparative periods in transition to the new standard. In addition, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets. We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of right-of-use assets (ROU) of approximately $7,664,000 and lease liabilities of operating leases of approximately $8,549,000. The implementation decreased the accumulated deficit by $1,442,000, which was driven by the recognition of the remaining deferred gain related to the operating lease portion on a 2016 sale-leaseback directly into the accumulated deficit. There was no material impact to its Consolidated Statements of Operations or Cash Flows. See Note 4 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows Topic 230: Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing differences in the presentation of these items. The amendments in ASU No. 2016-15 became effective for us in the first quarter and were adopted retrospectively. The adoption of this update did not impact our consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Entities are required to make additional disclosures, regardless of whether they elect to reclassify stranded amounts of tax effects. The Company adopted the standard effective January 1, 2019, and has elected to not reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings. The adoption of ASU 2018-02 did not have an impact on the Company’s consolidated financial statements.

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

(4)	Leases

The Company determines if an arrangement is a lease at its inception. The Company has entered into operating leases for real estate. These leases have initial terms which range from 10 year to 11 years, and often include one or more options to renew. These renewal terms can extend the lease term by 5 years, and will be included in the lease term when it is reasonably certain that the Company will exercise the option. The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. The lease agreements do not contain any residual value guarantees. Some of the real estate lease agreements include periods of rent holidays and payments that escalate over the lease term by specified amounts. All operating lease expenses are recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term.

Some leases may require variable lease payments based on factors specific to the individual agreements. Variable lease payments for which we are typically responsible for include real estate taxes, insurance and common area maintenance expenses based on the Company’s pro-rata share, which are excluded from the measurement of the lease liability. Additionally, one of the Company’s real estate lease has lease payments that adjust based on annual changes in the Consumer Price Index (“CPI”). The leases that are dependent upon CPI are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Incremental payments due to changes in the index are treated as variable lease costs and expensed as incurred.

These operating leases are included in “Operating lease right-of-use assets” on the Company’s March 31, 2019 Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s March 31, 2019 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $7,664,000 and lease liabilities for operating leases of approximately $8,549,000 on January 1, 2019, and included adjustments for any unamortized lease incentives and prepaid and accrued rent. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at the commencement date based on the present value of lease payments over the lease term. As of March 31, 2019, total right-of-use assets and operating lease liabilities were approximately $7,532,000 and $8,347,000, respectively.

We primarily use our incremental borrowing rate, which is updated quarterly, based on the information available at commencement date, in determining the present value of lease payments. If readily available, we would use the implicit rate in a new lease to determine the present value of lease payments.  The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three months ended March 31, 2019.

The following table presents information related to lease expense for the three months ended March 31, 2019 (in thousands):

Three Months
Ended
March 31,
2019
(Unaudited)
Finance lease expense:
Amortization expense	$111
Interest expense	91
Operating lease expense	351
Variable lease expense	79
Total lease expense	$634

The following table presents supplemental cash flow information related to leases (in thousands):

Three Months
Ended
March 31,
2019
(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$354
Operating cash flows from finance leases	91
Financing cash flows from finance leases	146

Maturities of lease liabilities as of March 31, 2019 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
2020	$1,445	$945
2021	1,428	927
2022	1,480	612
2023	1,496	612
2024	1,514	607
Thereafter	3,867	1,006
Total lease payments	11,230	4,709
Less imputed interest	(2,883)	(1,188)
Total	$8,347	$3,521

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2018, and under legacy lease accounting (ASC 840) future minimum lease payments under non-cancellable leases as of December 31, 2018 were expected to be as follows:

	Operating	Finance
	Leases	Leases
2019	$1,453	$927
2020	1,387	881
2021	1,430	580
2022	1,443	548
2023	1,459	548
Thereafter	4,101	1,143
Total lease payments	11,273	4,627
Less imputed interest		(1,230)
Total		$3,397

The following table presents certain information related to lease terms and discount rates for leases as of March 31, 2019:

	Operating	Finance
	Leases	Leases
Weighted-average remaining lease term (years)	7.8	5.7
Weighted-average discount rate (percentage)	8.0	10.4

(5)	Revenue from Contracts with Customers

The Company recognizes revenue when it satisfies a performance obligation by transferring control of a promised product or rendering a service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for the product or service (the “transaction price”). The Company’s transaction price in its contracts with customers is generally fixed; no payment discounts, rebates or refunds are included within its contracts. The Company also does not provide service-type warranties nor does it allow customer returns. In connection with the sale of various parts to customers, the Company is subject to typical assurance warranty obligations covering the compliance of the electronics parts produced to agreed-upon specifications (See Note 13). Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company.

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

The majority of our arrangements are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $13,269,000 of remaining performance obligations as of March 31, 2019, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 37% of our remaining performance obligations as revenue in the 2019, 50% in 2020 and the balance thereafter.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2019 and April 1, 2018 (in thousands):

	March 31,	April 1,
	2019	2018
	(Unaudited)

Sypris Technologies – transferred point in time	$16,141	$14,507
Sypris Electronics – transferred point in time	682	914
Sypris Electronics – transferred over time	2,741	4,521
Net revenue	$19,564	$19,942

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of March 31, 2019 and December 31, 2018 were $554,000 and $839,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of March 31, 2019 and December 31, 2018, contract liabilities were $8,733,000 and $8,369,000, respectively, and are included within accrued liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $1,344,000 and $727,000 during the first quarters of 2019 and 2018, respectively.

Practical expedients and exemptions

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expense in the consolidated statements of operations.

We do not disclose the value of unsatisfied performance obligations for contracts with original expected lengths of one year or less.

(6)	Strategic Actions

The Company completed a number of strategic actions during the past four years in response to the nonrenewal of supply agreements with certain Tier I automotive customers primarily due to global pricing constraints, the downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other market and economic factors impacting the Company. Strategic actions taken included: (i) the Company’s exit from the Broadway Plant (defined below) (see Note 7), (ii) the sale of Sypris Electronics’ SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines (the “CSS business”) in 2016, (iii) the sale and leaseback of the Company’s facility in Toluca, Mexico in 2016, (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the capacity reallocation of certain oil and gas industry components to Mexico, (vi) the relocation of its Sypris Electronics operation to a new facility beginning in 2017, and (vii) reductions in employment costs through senior management pay reductions. Using a portion of the proceeds generated from the asset sales noted above, the Company paid off all of its most senior secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016. During this period, the Company also received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal, scheduled to mature in part in 2021, 2023 and 2025.

The Company has reduced its reliance on certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with more diversified, longer-term relationships, especially among the OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”), which expired on January 1, 2017, and the Company’s business with Eaton Corporation (“Eaton”), both of which utilized production at the Company’s Louisville, Kentucky automotive and commercial vehicle manufacturing plant (the “Broadway Plant”). As a result of these decisions, the Company experienced a significant reduction in its commercial vehicle revenues in 2017 (See Note 7). During the fourth quarter of 2018, the Company entered into a three-year agreement to supply axle shafts, as well as a number of other product lines, to Sistemas Automotrices de Mexico, S.A. de C.V. (“Sistemas”) for periods of up to six years from the commencement of production.

(7)	Exit and Disposal Activities

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

As a result of these initiatives, the Company recorded charges of $98,000, or less than $0.01 per share, and $509,000, or $0.03 per share, during the first three months of 2019 and 2018, respectively, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the consolidated statement of operations. All amounts incurred were recorded within Sypris Technologies. The charges for the first quarter of 2019 were primarily related to mothball costs associated with the closed facility. The charges for the first quarter of 2018 included $68,000 for equipment relocation costs and $441,000 for other costs.

A summary of the total pre-tax charges is as follows (in thousands):

		Costs Incurred
		Three Months	Total	Remaining
	Total	Ended	Recognized	Costs to be
	Program	March 31, 2019	to date	Recognized
Severance and benefit related costs	$1,350	$0	$1,350	$0
Asset impairments	188	0	188	0
Equipment relocation costs	1,895	8	1,793	102
Other	1,454	90	1,168	286
	$4,887	$98	$4,499	$388

The Company expects to incur additional pre-tax costs of approximately $388,000 within Sypris Technologies, the majority of which is expected to be cash expenditures.

As noted above, management expects to use proceeds from the sale of underutilized or non-core assets to fund costs incurred on the transfer of equipment from the Broadway Plant. The following assets have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

	March 31,	December 31,
	2019	2018
	(Unaudited)

Machinery, equipment, furniture and fixtures	$11,207	$11,207
Accumulated depreciation	(9,733)	(9,733)
Property, plant and equipment, net	$1,474	$1,474

(8)	Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended March 31, 2019 and April 1, 2018, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended
	March 31,	April 1,
	2019	2018
	(Unaudited)
Loss attributable to stockholders:
Net loss as reported	$(2,305)	$(1,795)
Less distributed and undistributed earnings allocable to restricted awarded holders	0	0
Less dividends declared attributed to restricted awarded holders	0	0
Net loss allocable to common stockholders	$(2,305)	$(1,795)

Loss per common share attributable to stockholders:
Basic	$(0.11)	$(0.09)
Diluted	$(0.11)	$(0.09)

Weighted average shares outstanding – basic	20,669	20,394
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	20,669	20,394

(9)	Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(Unaudited)
Raw materials	$15,994	$12,354
Work in process	5,385	6,331
Finished goods	1,251	1,313
Reserve for excess and obsolete inventory	(1,421)	(1,414)
Total	$21,209	$18,584

(10)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(Unaudited)
Land and land improvements	$219	$219
Buildings and building improvements	11,257	11,178
Machinery, equipment, furniture and fixtures	60,199	59,179
Construction in progress	2,025	2,141
	73,700	72,717
Accumulated depreciation	(58,942)	(58,062)
	$14,758	$14,655

(11)	Debt

Debt outstanding consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(Unaudited)
Current:
Current portion of finance lease obligation	$632	$593
Long Term:
Note payable – related party	$6,500	$6,500
Finance lease obligation	2,889	2,804
Less unamortized debt issuance and modification costs	(47)	(51)
Long term debt net of unamortized debt costs	$9,342	$9,253

(12)	Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	March 31,	April 1,
	2019	2018
	(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$16,141	$14,507
Sypris Electronics	3,423	5,435
	$19,564	$19,942
Gross profit (loss):
Sypris Technologies	$2,304	$2,107
Sypris Electronics	(713)	(76)
	$1,591	$2,031
Operating income (loss):
Sypris Technologies	$1,052	$305
Sypris Electronics	(1,579)	(755)
General, corporate and other	(1,434)	(1,176)
	$(1,961)	$(1,626)
Income (loss) before taxes:
Sypris Technologies	$907	$304
Sypris Electronics	(1,596)	(773)
General, corporate and other	(1,540)	(1,286)
	$(2,229)	$(1,755)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Total assets:
Sypris Technologies	$34,120	$31,312
Sypris Electronics	23,868	19,208
General, corporate and other	7,688	11,048
	$65,676	$61,568

Total liabilities:
Sypris Technologies	$23,940	$23,644
Sypris Electronics	18,702	15,180
General, corporate and other	8,876	7,910
	$51,518	$46,734

(13)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of March 31, 2019 and December 31, 2018 was $572,000 and $582,000, respectively. The Company’s warranty expense for the three months ended March 31, 2019 and April 1, 2018 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. As of March 31, 2019 and December 31, 2018, no amounts were accrued for any environmental matters.

On December 27, 2017, the U.S. Department of Labor (the “DOL”) filed a lawsuit alleging that the Company had misinterpreted the language of the Company’s 401(k) Plans (collectively, the “Plan”). The DOL does not appear to dispute that the Company reached such interpretation in good faith after consulting with independent ERISA counsel. If the DOL’s allegations were upheld by a court, the Company could be required to make additional contributions into the accounts of its Plan participants. While the Company regards the DOL’s allegations to be without merit, the Company submitted a counteroffer to a proposed settlement offer from the DOL in February 2019 in an amount deemed to be immaterial to the Company’s financial statements. The parties have been unable to reach any mutually acceptable settlement.

During the year ended December 31, 2017, the Company became aware of a lawsuit involving one of Sypris Electronics’ customers and its primary distributor. This customer informed the Company that, as a result of the lawsuit, the customer would no longer operate its business, and that it has transferred this business to a designated successor. The Company holds $746,000 of gross inventory related specifically to this customer as of March 31, 2019. On December 21, 2017, the Company entered into a new supply agreement with the designated successor, which provides for purchases of the aforementioned inventory and additional purchases in excess of our inventories on hand and for prices in excess of our cost. As of March 31, 2019, the Company has recognized revenue of $293,000 under the new supply agreement and has received purchase orders under the new supply agreement, however not all purchase obligations were met as of March 31, 2019. No assurances can be given that the successor customer will be successful or will continue to comply with the terms of the new agreement, which could adversely affect our ability to recoup any or all of our investment in these inventories. Given the uncertainties described above, the Company maintains a reserve of $246,000 on the recoverability of the inventory as of March 31, 2019 and estimates that the range of loss that is reasonably possible should the program with the successor not be successful could increase by an additional $500,000.

As of March 31, 2019, the Company had outstanding purchase commitments of approximately $9,831,000, primarily for the acquisition of inventory and manufacturing equipment.

(14)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 21% in 2019 and 2018 and for its foreign operations at a statutory rate of 30% in 2019 and 2018. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

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

(15)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended
	March 31,	April 1,
	2019	2018
	(Unaudited)
Service cost	$1	$2
Interest cost on projected benefit obligation	329	333
Net amortizations of actuarial loss	158	168
Expected return on plan assets	(325)	(326)
Net periodic benefit cost	$163	$177

The net periodic benefit cost of the defined benefit pension plans incurred during the three-month periods ended March 31, 2019 and April 1, 2018 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,	April 1,
	2019	2018
	(Unaudited)
Service cost:
Selling, general and administrative expenses	(1)	(2)
Other net periodic benefit costs:
Other expense (income), net	(162)	(175)
Total	$(163)	$(177)

(16)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(Unaudited)
Foreign currency translation adjustments	$(10,842)	$(10,967)
Employee benefit related adjustments – U.S., net of tax	(14,177)	(14,177)
Employee benefit related adjustments – Mexico, net of tax	302	302
Accumulated other comprehensive loss	$(24,717)	$(24,842)

(17)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at March 31, 2019 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. We offer a wide range of manufactured products, often under multi-year sole-source contracts.

We are organized into two business segments, Sypris Technologies and Sypris Electronics. Sypris Technologies, which is comprised of Sypris Technologies, Inc. and its subsidiaries, generates revenue primarily from the sale of forged, machined, welded and heat-treated steel components primarily for the heavy commercial vehicle and high-pressure energy pipeline applications. Sypris Electronics, which is comprised of Sypris Electronics, LLC, generates revenue primarily through circuit card and full “box build” manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work.

We focus on those markets where we believe we have the expertise, qualifications and leadership position to sustain a competitive advantage. We target our resources to support the needs of industry participants that embrace technological innovation and flexibility, coupled with multi-year contractual relationships, as a strategic component of their supply chain management. These contracts, many of which are sole-source by part number, have historically created opportunities to invest in leading-edge processes or technologies to help our customers remain competitive. The productivity and innovation that can result from such investments helps to differentiate us from our competition when it comes to cost, quality, reliability and customer service.

Sypris Technologies Outlook

The Sypris Technologies segment continues to migrate from its historical, concentrated dependence upon the commercial vehicle markets to a more diversified base of customers who place value on our innovation, flexibility and lean manufacturing capabilities. During 2016, the continued strength of the U.S. dollar, the tightening of margins in certain sectors of the commercial vehicle markets and the generally softening of certain key market segments led the Company to reevaluate the strategic importance of each of its customers to the Company’s long-term success. In connection with this reevaluation process, the Company and Meritor determined not to renew their supply agreement for certain of Meritor’s domestic, forged axle shafts beginning in 2017. The Company has also not renewed its business with Eaton. However, the Company continues to supply component parts to Sistemas Automotrices de Mexico, S.A de C.V. (“Sistemas”), Meritor’s joint venture in Mexico, and continues to supply axle shafts to Meritor’s Brazilian subsidiary. During the fourth quarter of 2018, the Company entered into a new three-year agreement to supply axle shafts, as well as a number of other product lines, to Sistemas for periods of up to six years from the commencement of production.

The oil and gas markets, served by our Tube Turns® brand of engineered product lines, have strengthened along with the overall economy, and domestic pipeline projects continue to be active with U.S. domestic gas and oil production increasing in 2018 and the first quarter of 2019.

We are pursuing new business in a wide variety of markets from light automotive to refrigeration valves to new energy related product lines to achieve a more balanced portfolio across our customers, markets and products. We have recently announced new program awards in each of these markets that have contributed to revenue growth for Sypris Technologies in 2018 and the first quarter of 2019. We believe these opportunities provide a solid multi-year foundation for growth and that additional prospective business may result in increased revenue going forward.

Sypris Electronics Outlook

In the past few years, we have faced challenges within Sypris Electronics, such as the uncertainty in the worldwide macroeconomic climate and its impact on aerospace and defense spending patterns globally over the last several years, as well as the emergence of new competitors to our manufacturing capabilities.

However, we have recently announced new program awards for Sypris Electronics that contributed to revenue in 2018, with certain programs continuing into 2019. In addition to program awards related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded programs related to the communication and navigation markets which align with our advanced capabilities for delivering products for complex, high cost of failure platforms. The National Defense Authorization Act for Fiscal Year 2019 provides nearly $700 billion in funding for the U.S. Department of Defense, which is expected to support program growth and market expansion for the remainder of 2019 for aerospace and defense participants. We expect to compete for follow-on business opportunities on future builds of several existing programs, as our competitiveness is enhanced by the reduction in our overhead structure following our relocation into a new manufacturing facility at the beginning of 2017.

In the near term, certain electronic component shortages and extensive lead-time issues are prevalent in many of the segments in the electronic manufacturing industry that we serve. This had a negative impact on our segment revenues and gross profit in the first quarter. We are working with our customers to qualify alternative components or suppliers to mitigate the impact on our business. We expect that these issues will be resolved for some component shortages in the next 6 to 9 months, but these and other shortages may persist as a challenge beyond 2019. The majority of our aerospace and defense programs require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. As a result, there can be no assurance that we will be successful in addressing these shortages and issues.

Strategic Actions

The Company completed a number of strategic actions during the past three years in response to the nonrenewal of its supply agreement with certain Tier I automotive customers primarily due to global pricing constraints, the downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other market and economic factors impacting the Company during this period. Strategic actions taken included: (i) the initiation of the exit of the Broadway Plant (see discussion below), (ii) the sale of the Company’s SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines (the “CSS business”) in 2016, (iii) the sale and leaseback of the Company’s facility in Toluca, Mexico in 2016, (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the capacity reallocation of certain oil and gas industry components to Mexico, (vi) the relocation of its Sypris Electronics operation to a new facility, and (vii) reductions in employment costs through senior management pay reductions. Using a portion of the proceeds generated from asset sales noted above, the Company paid off all of its most senior, secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016. During this period, the Company also received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6.5 million in principal, scheduled to mature in part in 2021, 2023 and 2025 (See Note 11 to the consolidated financial statements in this Form 10-Q).

The Company has reduced its reliance on certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with more diversified, longer-term relationships, especially among the OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed were (i) a supply agreement with Meritor that expired on January 1, 2017 and (ii) the Company’s business with Eaton, both of which utilized production at the Company’s Broadway Plant. As a result of these decisions, the Company experienced a significant reduction in its commercial vehicle revenues in 2017 (See Note 7 to the consolidated financial statements in this Form 10-Q).

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

Our failure or inability to realize these key financial objectives could materially and adversely impair the Company’s ability to operate, its cash flows, financial condition and ongoing results.

Results of Operations

The table below compares our segment and consolidated results for the first quarter of 2019 to the first quarter of 2018. It presents the results for each period, the change in those results from 2018 to 2019 in both dollars and as a percentage, as well as the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended March 31, 2019 Compared to Three Months Ended April 1, 2018

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	March 31,	April 1,	Favorable	Favorable	March 31,	April 1,
	2019	2018	(Unfavorable)	(Unfavorable)	2019	2018
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$16,141	$14,507	$1,634	11.3%	82.5%	72.7%
Sypris Electronics	3,423	5,435	(2,012)	(37.0)	17.5	27.3
Total	19,564	19,942	(378)	(1.9)	100.0	100.0
Cost of sales:
Sypris Technologies	13,837	12,400	(1,437)	(11.6)	85.7	85.5
Sypris Electronics	4,136	5,511	1,375	25.0	120.8	101.4
Total	17,973	17,911	(62)	(0.3)	91.9	89.8
Gross profit (loss):
Sypris Technologies	2,304	2,107	197	9.3	14.3	14.5
Sypris Electronics	(713)	(76)	(637)	(838.2)	(20.8)	(1.4)
Total	1,591	2,031	(440)	(21.7)	8.1	10.2
Selling, general and administrative	3,454	3,148	(306)	(9.7)	17.6	15.8
Severance, relocation and other costs	98	509	411	80.7	0.5	2.6
Operating loss	(1,961)	(1,626)	(335)	(20.6)	(10.0)	(8.2)
Interest expense, net	217	213	(4)	(1.9)	1.1	1.1
Other expense (income), net	51	(84)	(135)	NM	0.3	(0.4)
Loss before taxes	(2,229)	(1,755)	(474)	(27.0)	(11.4)	(8.8)
Income tax expense, net	76	40	(36)	(90.0)	0.4	0.2
Net loss	$(2,305)	$(1,795)	$(510)	(28.4)	(11.8)%	(9.0)%

Net Revenue. Sypris Technologies primarily derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies increased 11.3%, or $1.6 million, for the first quarter of 2019 compared to the first quarter of 2018. The net revenue growth for the quarter was primarily attributable to increased sales volume of $1.6 million with customers in the commercial vehicle market. Additionally, price increases on one of our commercial vehicle programs implemented during the fourth quarter of 2018 resulted in an increase of $0.3 million for the three months ended March 31, 2019. The growth for the year was partially offset by a decline in energy related product sales of $0.3 million.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics decreased $2.0 million to $3.4 million in the first quarter of 2019 compared to $5.4 million in the first quarter of 2018. Revenue for the first quarter of 2019 was primarily affected by shortages of certain electronic components and extensive lead-time issues in the electronic manufacturing industry. The first quarter of 2019 was also impacted by shipments accelerated into the fourth quarter of 2018 as the Company planned for the implementation of a new ERP system effective in January.

Gross Profit. Sypris Technologies’ gross profit increased $0.2 million to $2.3 million in the first quarter of 2019 as compared to $2.1 million in the first quarter of 2018. The net increase in sales volume over the prior period resulted in higher gross profit of $0.2 million. Additionally, gross profit was positively impacted by a price increase on a commercial vehicle program implemented during the fourth quarter of 2018. These increases were partially offset by additional start-up costs on new programs including wage and fringe related costs.

Sypris Electronics’ gross profit decreased $0.6 million to a loss of $0.7 million in the first quarter of 2019 as compared to a loss of $0.1 million for the first quarter of 2018. The decrease in gross profit was primarily as a result of lower volumes during the quarter, driving an increase in unabsorbed overhead. Program mix also factored into the decrease, as the Company experienced declines on certain higher margin legacy programs. The lower volumes on the legacy programs were partially offset by a new program which launched during 2018, which is still in the ramp-up phase and the margin performance is lower than what is expected after full run rates are achieved.

Selling, General and Administrative. Selling, general and administrative expense increased $0.3 million to $3.5 million in the first quarter of 2019 as compared to $3.2 million for the same period in 2018 primarily as a result of higher employee medical insurance claim expenses during the period as compared to the prior year and consultation costs associated with the Company’s new ERP implementation effective in January.

Severance, Relocation and Other Costs. Severance, relocation and other costs were $0.1 million for the first quarter of 2019 as compared to $0.5 million for the first quarter of 2018. The charges for the first quarter of 2019 were primarily related to mothball costs associated with the closure of the Broadway plant. The charges for the first quarter of 2018 included $0.1 million in equipment relocation costs and $0.4 million in other costs primarily related to mothball costs associated with the closure of the Broadway plant.

Liquidity and Capital Resources

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of March 31, 2019 and December 31, 2018. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of March 31, 2019, our principal commitment under the Note was $2.5 million due on April 1, 2021, $2.0 million on April 1, 2023 and the balance on April 1, 2025. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2021 and 2023, and provide for a first security interest in substantially all of the Company’s assets, including those in Mexico.

Finance Lease Obligations. On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215 million Mexican Pesos, or approximately $12.2 million in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $2.6 million for the building as of March 31, 2019.

In January 2018, the Company entered into a capital lease for $1.3 million for new production equipment installed at its Sypris Electronics facility during 2017. The balance of the lease obligation as of March 31, 2019 was $0.6 million.

In February 2019, the Company entered into a capital lease for $0.3 million for new machinery at its Sypris Technologies facility in the U.S. The balance of the lease obligation as of March 31, 2019 was $0.3 million.

Purchase Commitments. We had purchase commitments totaling approximately $9.8 million at March 31, 2019, primarily for inventory and manufacturing equipment.

Cash Balance. At March 31, 2019, we had approximately $5.7 million of cash and cash equivalents, of which $1.2 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Cash Flows

Operating Activities. Net cash used in operating activities was $4.5 million in the first quarter of 2019, as compared to $0.6 million used in the same period of 2018. The aggregate decrease in accounts receivable in 2019 resulted in a source of cash of $0.8 million. The investment in inventory in 2019 resulted in a usage of cash of $2.7 million. The increase in inventory primarily relates to the new program revenue growth for Sypris Electronics. A significant portion of the inventory receipts were funded through prepayments from customers of Sypris Electronics in the second half of 2018. Additionally, there was a decrease in accounts payable during the quarter, which resulted in a usage of cash of $1.8 million. Accrued and other liabilities increased during the first quarter of 2019, resulting in a source of cash of $0.4 million, primarily as a result of additional prepayments from customers of Sypris Electronics.

Investing Activities. Net cash used in investing activities was $0.3 million for capital expenditures for the first quarter of 2019 as compared to neutral for the first quarter of 2018. Net cash used in investing activities for the first quarter of 2018 includes proceeds of $0.4 million from the sale of idle assets by Sypris Technologies during the period offset by capital expenditures of $0.4 million.

Financing Activities. Net cash used in financing activities was $0.2 million for the first quarter of 2019 and was comprised of capital lease payments of $0.1 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation. Net cash used in financing activities in the first quarter of 2018 was $0.4 million and was comprised of capital lease payments.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2019, with the exception of leases. See Note 4, “Leases,” to the consolidated financial statements included in this Report.

Forward-looking Statements

This Quarterly Report on Form 10-Q, and our other oral or written communications, may contain “forward-looking” statements. These statements may include our expectations or projections about the future of our business, industries, business strategies, prospects, potential acquisitions, liquidity, financial condition or financial results and our views about developments beyond our control, including domestic or global economic conditions, government spending, industry trends and market developments. These statements, including those outlined in management’s recovery plan, are based on management’s views and assumptions at the time originally made, and, except as required by law, we undertake no obligation to update these statements, even if, for example, they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views will come to pass, and undue reliance should not be placed on these forward-looking statements.

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our failure to achieve targeted gains and cash proceeds from the anticipated sale of certain equipment; our failure to return to profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or other assets to fund operating losses; dependence on, retention or recruitment of key employees; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost, quality and availability of raw materials such as steel, component parts (especially electronic components), natural gas or utilities; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; potential weaknesses in internal controls over financial reporting and enterprise risk management; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability or environmental claims; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; our reliance on a few key customers, third party vendors and sub-suppliers; continued shortages and extensive lead-times for electronic components; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; the costs of compliance with our auditing, regulatory or contractual obligations; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; cyber security threats and disruptions; failure to adequately insure or to identify environmental or other insurable risks; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

(b) Changes in internal controls. Beginning January 1, 2019, we implemented the updated guidance on lease accounting. In connection with the adoption of this standard, we implemented changes to our disclosure controls, procedures related to lease accounting as well as the associated control activities within.

Other than the updates described above, here were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.     Other Information

Item 1.     Legal Proceedings

We are involved from time to time in litigation and other legal or environmental proceedings incidental to our business. Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding currently threatened against us.

Item 1A.  Risk Factors

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the shares of common stock that were repurchased by the Company – all from its current or former employees – during the first quarter ended March 31, 2019 (dollars in thousands except per share data):

			Total Number of	Maximum
	Total	Average	Shares Purchased	Dollar Value of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased (a)	Share	Plans or Programs	Plans or Programs
1/1/2019 – 1/27/2019	43,979	$1.12	—	$—
1/28/2019 – 2/24/2019	—	$—	—	$—
2/25/2019 – 3/31/2019	—	$—	—	$—

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

SYPRIS SOLUTIONS, INC
(Registrant)

Date:	May 15, 2019	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	May 15, 2019	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)