Form 10-Q/A
period 2019-03-31
SYPRIS SOLUTIONS INC
filed 2019-08-09
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, which was filed with the United States Securities and Exchange Commission (“SEC”) on May 15, 2019 (the “Original Filing”). This Form 10-Q/A includes restated unaudited consolidated financial statements as of and for the three months ended March 31, 2019.

As previously described in our Current Report on Form 8-K filed with the SEC on June 27, 2019, our Audit and Finance Committee of the Board of Directors (the “Audit Committee”), after considering the recommendation of management, concluded that the unaudited consolidated financial statements as of and for the three months ended March 31, 2019 included in the Original Filing should no longer be relied upon and would be restated through the filing of this Form 10-Q/A.

As previously disclosed, we identified certain misstatements in our previously filed unaudited interim financial statements for the first quarter of 2019 which required restatement. These misstatements arose as a result of the implementation of a new enterprise resource planning system (“ERP system”) at our Sypris Electronics segment effective January 1, 2019. Due to data entry processing errors following this transition, certain vendor invoices related to raw material inventory receipts in the first quarter of 2019 for the Sypris Electronics segment were incorrectly recorded in the second quarter of 2019. These errors resulted in an understatement of accounts payable and cost of sales of approximately $786,000 as of and for the quarter ended March 31, 2019.  Promptly upon identifying the error, the Company undertook a review of its systems and processes related to the transition to the new ERP system, as well as a review of certain accounting entries in the first quarter. The Company also corrected other immaterial accounting errors affecting the first quarter of 2019 discovered through this review related to the ERP system transition.  To correct all misstatements as reflected in this Form 10-Q/A, the Company recognized an incremental net loss of $731,000 for the three months ended March 31, 2019. As a result, net loss increased from $2,305,000 as reported in the Original Filing to $3,036,000 and net loss per share increased from $0.11 to $0.15 for the three months ended March 31, 2019. Cash flows from operating activities did not change as a result of the restatement. See Note 3 (Restatement of Previously Reported Financial Statements) to the Company’s financial statements in Part I, Item 1 of this Form 10-Q/A for further details.

The information in this Form 10-Q/A not only restates the unaudited consolidated financial statements that were contained in the Original Filing, but also amends other information contained in the Original Filing affected by the corrections described above. Therefore, this Form 10-Q/A should be read together with the Original Filing. Additionally, except for the restatement and related matters, this Form 10-Q/A does not reflect events occurring after the date of the Original Filing and should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing. These corrections had no impact on the Company’s Sypris Technologies reportable business segment.

The following items in the Original Filing have been revised in this Form 10-Q/A:

Part I - Item 1 - Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4 - Controls and Procedures

Part II - Item 1A - Risk Factors

Part II - Item 6 - Exhibits

Pursuant to the rules of the SEC, Part II - Item 6 of the Original Filing has been amended to include the currently-dated certifications from our chief executive officer and chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are included in this Form 10-Q/A as Exhibits 31(i)-1, 31(i)-2, and 32.1.

Table of Contents

Part I.	Financial Information

Part II.	Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures	26

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2019	2018
	(Restated)
Net revenue	$19,564	$19,942
Cost of sales	18,704	17,911
Gross profit	860	2,031
Selling, general and administrative	3,454	3,148
Severance, relocation and other costs	98	509
Operating loss	(2,692)	(1,626)
Interest expense, net	217	213
Other expense (income), net	51	(84)
Loss before taxes	(2,960)	(1,755)
Income tax expense, net	76	40
Net loss	$(3,036)	$(1,795)
Loss per share:
Basic	$(0.15)	$(0.09)
Diluted	$(0.15)	$(0.09)

Weighted average shares outstanding:
Basic	20,669	20,394
Diluted	20,669	20,394
Dividends declared per common share	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2019	2018
	(Restated)
Net loss	$(3,036)	$(1,795)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	125	408

Comprehensive loss	$(2,911)	$(1,387)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	March 31,	December 31,
	2019	2018
	(Unaudited) (Restated)
Assets
Current assets:
Cash and cash equivalents	$5,689	$10,704
Accounts receivable, net	9,120	9,881
Inventory, net	21,109	18,584
Other current assets	4,385	4,755
Assets held for sale	1,474	1,474
Total current assets	41,777	45,398

Property, plant and equipment, net	14,758	14,655
Operating lease right-of-use assets	7,532	0
Other assets	1,509	1,515
Total assets	$65,576	$61,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,301	$13,427
Accrued liabilities	14,717	14,965
Operating lease liabilities, current portion	980	0
Finance lease obligations, current portion	632	593
Total current liabilities	28,630	28,985
Note payable – related party	6,453	6,449
Operating lease liabilities, net of current portion	7,367	0
Finance lease obligations, net of current portion	2,889	2,804
Other liabilities	6,810	8,496
Total liabilities	52,149	46,734
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,370,395 shares issued and 21,354,203 outstanding in 2019 and 21,414,374 shares issued and 21,398,182 outstanding in 2018	214	214
Additional paid-in capital	154,450	154,388
Accumulated deficit	(116,520)	(114,926)
Accumulated other comprehensive loss	(24,717)	(24,842)
Treasury stock, 16,192 shares in 2019 and 2018	0	0
Total stockholders’ equity	13,427	14,834
Total liabilities and stockholders’ equity	$65,576	$61,568

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2019	2018
	(Restated)
Cash flows from operating activities:
Net loss	$(3,036)	$(1,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	691	672
Stock-based compensation expense	111	143
Deferred loan costs recognized	4	3
Gain on the sale of assets	0	(281)
Provision for excess and obsolete inventory	37	(75)
Other noncash items	(127)	68
Contributions to pension plans	(10)	(11)
Changes in operating assets and liabilities:
Accounts receivable	758	(675)
Inventory	(2,564)	78
Other current assets	398	(667)
Accounts payable	(1,170)	1,047
Accrued and other liabilities	436	847
Net cash used in operating activities	(4,472)	(646)

Cash flows from investing activities:
Capital expenditures, net	(348)	(406)
Proceeds from sale of assets	0	363
Net cash used in investing activities	(348)	(43)

Cash flows from financing activities:
Principal payments on finance lease obligations	(146)	(425)
Indirect repurchase of shares of minimum statutory tax withholdings	(49)	0
Net cash used in financing activities	(195)	(425)

Net decrease in cash and cash equivalents	(5,015)	(1,114)

Cash and cash equivalents at beginning of period	10,704	8,144

Cash and cash equivalents at end of period	$5,689	$7,030

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease obligations	$269	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2018 balance	21,422,077	$214	$153,858	$(111,591)	$(25,551)	$0
Net loss	0	0	0	(1,795)	0	0
Adoption of new accounting standards	0	0	0	170	0	0
Foreign currency translation adjustment	0	0	0	0	408	0
Noncash compensation	0	0	143	0	0	0
Retire treasury stock	(65,895)	0	0	0	0	0
April 1, 2018 balance	21,356,182	$214	$154,001	$(113,216)	$(25,143)	$0

			Additional	Accumulated	Accumulated Other
	Common Stock		Paid-In	Deficit	Comprehensive	Treasury
	Shares	Amount	Capital	(Restated)	Loss	Stock

January 1, 2019 balance	21,398,182	$214	$154,388	$(114,926)	$(24,842)	$0
Net loss	0	0	0	(3,036)	0	0
Adoption of new accounting standards	0	0	0	1,442	0	0
Foreign currency translation adjustment	0	0	0	0	125	0
Noncash compensation	0	0	111	0	0	0
Retire treasury stock	(43,979)	0	(49)	0	0	0
March 31, 2019 balance	21,354,203	$214	$154,450	$(116,520)	$(24,717)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

(3)	Restatement of Previously Reported Financial Statements

Subsequent to March 31, 2019, misstatements were identified in our previously filed unaudited interim financial statements which required restatement. The misstatements arose as a result of the implementation of a new ERP system at our Sypris Electronics segment effective January 1, 2019. Due to data entry processing errors following this transition to the new ERP system, certain vendor invoices related to raw material inventory receipts in the first quarter of 2019 for the Sypris Electronics segment were incorrectly recorded in the second quarter of 2019. These errors resulted in an understatement of accounts payable and cost of sales of approximately $786,000 as of and for the quarter ended March 31, 2019.  Promptly upon identifying the error, the Company undertook a review of its systems and processes related to the transition to the new ERP system, as well as a review of certain accounting entries in the first quarter. The Company also corrected other immaterial accounting errors affecting the first quarter of 2019 discovered through this review related to the ERP system transition.  To correct all misstatements as reflected in this Form 10-Q/A, the Company recognized incremental net loss of $731,000 for the three months ended March 31, 2019. As a result, our reported net loss increased from $2,305,000 to $3,036,000 and net loss per share increased from $0.11 to $0.15 for the three months ended March 31, 2019. Cash flows from operating activities did not change as a result of the restatement.

The following tables summarize the effects of the restatement on the specific items presented in the Company’s consolidated financial statements as of March 31, 2019:

Unaudited Consolidated Statement of Operations as of March 31, 2019:

	Previously Reported	Adjustment	Restated
Net revenue	$19,564	$0	$19,564
Cost of sales	17,973	731	18,704
Gross profit	1,591	(731)	860

Selling, general and administrative	3,454	0	3,454
Severance, equipment relocation and other costs	98	0	98
Operating loss	(1,961)	(731)	(2,692)

Interest expense, net	217	0	217
Other expense (income), net	51	0	51
Loss before taxes	(2,229)	(731)	(2,960)

Income tax expense	76	0	76
Net loss	$(2,305)	$(731)	$(3,036)

Loss per share:
Basic	(0.11)	(0.04)	(0.15)
Diluted	(0.11)	(0.04)	(0.15)

Selected Unaudited Consolidated Balance Sheet Information as of March 31, 2019:

	Previously
	Reported	Adjustment	Restated
Inventory	$21,209	$(100)	$21,109
Total current assets	41,877	(100)	41,777
Total assets	65,676	(100)	65,576
Accounts payable	11,670	631	12,301
Total current liabilities	27,999	631	28,630
Total liabilities	51,518	631	52,149
Accumulated deficit	(115,789)	(731)	(116,520)
Total stockholders’ equity	14,158	(731)	13,427
Total liabilities and stockholders’ equity	65,676	(100)	65,576

(4)	Recent Accounting Pronouncements

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

The Company adopted this update beginning on January 1, 2019 using the alternative modified retrospective transition method and will not recast comparative periods in transition to the new standard. In addition, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets. We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of right-of-use assets (ROU) of approximately $7,664,000 and lease liabilities of operating leases of approximately $8,549,000. The implementation decreased the accumulated deficit by $1,442,000, which was driven by the recognition of the remaining deferred gain related to the operating lease portion on a 2016 sale-leaseback directly into the accumulated deficit. There was no material impact to its Consolidated Statements of Operations or Cash Flows. See Note 5 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

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

(5)	Leases

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

The following table presents information related to lease expense for the three months ended March 31, 2019 (in thousands):

Three Months
Ended
March 31,
2019
(Unaudited)
Finance lease expense:
Amortization expense	$111
Interest expense	91
Operating lease expense	351
Variable lease expense	79
Total lease expense	$632

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

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2018, and under legacy lease accounting (ASC 840) future minimum lease payments under non-cancellable leases as of December 31, 2018 were expected to be as follows:

	Operating	Finance
	Leases	Leases
2019	$1,453	$927
2020	1,387	881
2021	1,430	580
2022	1,443	548
2023	1,459	548
Thereafter	4,101	1,143
Total lease payments	11,273	4,627
Less imputed interest		(1,230)
Total		$3,397

The following table presents certain information related to lease terms and discount rates for leases as of March 31, 2019:

	Operating	Finance
	Leases	Leases
Weighted-average remaining lease term (years)	7.8	5.7
Weighted-average discount rate (percentage)	8.0	10.4

(6)	Revenue from Contracts with Customers

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

We do not disclose the value of unsatisfied performance obligations for contracts with original expected lengths of one year or less.

(7)	Strategic Actions

The Company completed a number of strategic actions during the past four years in response to the nonrenewal of supply agreements with certain Tier I automotive customers primarily due to global pricing constraints, the downturn in the commercial vehicle market beginning in the fourth quarter of 2015 and other market and economic factors impacting the Company. Strategic actions taken included: (i) the Company’s exit from the Broadway Plant (defined below) (see Note 8), (ii) the sale of Sypris Electronics’ SioMetrics, Cyber Range, Information Security Solutions and Data Systems product lines (the “CSS business”) in 2016, (iii) the sale and leaseback of the Company’s facility in Toluca, Mexico in 2016, (iv) the sale of the Company’s manufacturing facility in Morganton, North Carolina in 2015, (v) the capacity reallocation of certain oil and gas industry components to Mexico, (vi) the relocation of its Sypris Electronics operation to a new facility beginning in 2017, and (vii) reductions in employment costs through senior management pay reductions. Using a portion of the proceeds generated from the asset sales noted above, the Company paid off all of its most senior secured debt consisting of a “Term Loan” and “Revolving Credit Facility” in August 2016. During this period, the Company also received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal, scheduled to mature in part in 2021, 2023 and 2025.

The Company has reduced its reliance on certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with more diversified, longer-term relationships, especially among the OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed was a supply agreement with Meritor Inc. (“Meritor”), which expired on January 1, 2017, and the Company’s business with Eaton Corporation (“Eaton”), both of which utilized production at the Company’s Louisville, Kentucky automotive and commercial vehicle manufacturing plant (the “Broadway Plant”). As a result of these decisions, the Company experienced a significant reduction in its commercial vehicle revenues in 2017 (See Note 8). During the fourth quarter of 2018, the Company entered into a three-year agreement to supply axle shafts, as well as a number of other product lines, to Sistemas Automotrices de Mexico, S.A. de C.V. (“Sistemas”) for periods of up to six years from the commencement of production.

(8)	Exit and Disposal Activities

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

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended
	March 31,	April 1,
	2019	2018
	(Restated)
	(Unaudited)
Loss attributable to stockholders:
Net loss as reported	$(3,036)	$(1,795)
Less distributed and undistributed earnings allocable to restricted awarded holders	0	0
Less dividends declared attributed to restricted awarded holders	0	0
Net loss allocable to common stockholders	$(3,036)	$(1,795)

Loss per common share attributable to stockholders:
Basic	$(0.15)	$(0.09)
Diluted	$(0.15)	$(0.09)

Weighted average shares outstanding – basic	20,669	20,394
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	20,669	20,394

(10)	Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(Restated) (Unaudited)
Raw materials	$15,894	$12,354
Work in process	5,385	6,331
Finished goods	1,251	1,313
Reserve for excess and obsolete inventory	(1,421)	(1,414)
Total	$21,109	$18,584

(11)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(Unaudited)
Land and land improvements	$219	$219
Buildings and building improvements	11,257	11,178
Machinery, equipment, furniture and fixtures	60,199	59,179
Construction in progress	2,025	2,141
	73,700	72,717
Accumulated depreciation	(58,942)	(58,062)
	$14,758	$14,655

(12)	Debt

Debt outstanding consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(Unaudited)
Current:
Current portion of finance lease obligation	$632	$593
Long Term:
Note payable – related party	$6,500	$6,500
Finance lease obligation	2,889	2,804
Less unamortized debt issuance and modification costs	(47)	(51)
Long term debt net of unamortized debt costs	$9,342	$9,253

(13)	Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	March 31,	April 1,
	2019	2018
	(Restated)
	(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$16,141	$14,507
Sypris Electronics	3,423	5,435
	$19,564	$19,942
Gross profit (loss):
Sypris Technologies	$2,304	$2,107
Sypris Electronics	(1,444)	(76)
	$860	$2,031
Operating income (loss):
Sypris Technologies	$1,052	$305
Sypris Electronics	(2,310)	(755)
General, corporate and other	(1,434)	(1,176)
	$(2,692)	$(1,626)
Income (loss) before taxes:
Sypris Technologies	$907	$304
Sypris Electronics	(2,327)	(773)
General, corporate and other	(1,540)	(1,286)
	$(2,960)	$(1,755)

	March 31,	December 31,
	2019	2018
	(Restated) (Unaudited)
Total assets:
Sypris Technologies	$34,120	$31,312
Sypris Electronics	23,768	19,208
General, corporate and other	7,688	11,048
	$65,576	$61,568

Total liabilities:
Sypris Technologies	$23,940	$23,644
Sypris Electronics	19,333	15,180
General, corporate and other	8,876	7,910
	$52,149	$46,734

(14)	Commitments and Contingencies

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

The Company has reduced its reliance on certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with more diversified, longer-term relationships, especially among the OEMs and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed were (i) a supply agreement with Meritor that expired on January 1, 2017 and (ii) the Company’s business with Eaton, both of which utilized production at the Company’s Broadway Plant. As a result of these decisions, the Company experienced a significant reduction in its commercial vehicle revenues in 2017 (See Note 8 to the consolidated financial statements in this Form 10-Q).

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended March 31, 2019 Compared to Three Months Ended April 1, 2018

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	March 31,	April 1,	Favorable	Favorable	March 31,	April 1,
	2019	2018	(Unfavorable)	(Unfavorable)	2019	2018
	(Restated)				(Restated)
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$16,141	$14,507	$1,634	11.3%	82.5%	72.7%
Sypris Electronics	3,423	5,435	(2,012)	(37.0)	17.5	27.3
Total	19,564	19,942	(378)	(1.9)	100.0	100.0
Cost of sales:
Sypris Technologies	13,837	12,400	(1,437)	(11.6)	85.7	85.5
Sypris Electronics	4,867	5,511	644	11.7	142.2	101.4
Total	18,704	17,911	(793)	(4.4)	95.6	89.8
Gross profit (loss):
Sypris Technologies	2,304	2,107	197	9.3	14.3	14.5
Sypris Electronics	(1,444)	(76)	(1,368)	(1,800.0)	(42.2)	(1.4)
Total	860	2,031	(1,171)	(57.7)	4.4	10.2
Selling, general and administrative	3,454	3,148	(306)	(9.7)	17.6	15.8
Severance, relocation and other costs	98	509	411	80.7	0.5	2.6
Operating loss	(2,692)	(1,626)	(1,066)	(65.6)	(13.7)	(8.2)
Interest expense, net	217	213	(4)	(1.9)	1.1	1.1
Other expense (income), net	51	(84)	(135)	NM	0.3	(0.4)
Loss before taxes	(2,960)	(1,755)	(1,205)	(68.7)	(15.1)	(8.8)
Income tax expense, net	76	40	(36)	(90.0)	0.4	0.2
Net loss	$(3,036)	$(1,795)	$(1,241)	(69.1)	(15.5)%	(9.0)%

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

Sypris Electronics’ gross profit decreased $1.3 million to a loss of $1.4 million in the first quarter of 2019 as compared to a loss of $0.1 million for the first quarter of 2018.  The decrease in gross profit was primarily as a result of lower volumes during the quarter, driving an increase in unabsorbed overhead.  Program mix also factored into the decrease, as the Company experienced declines on certain higher margin legacy programs.  The lower volumes on the legacy programs were partially offset by a new program which launched during 2018, which is still in the ramp-up phase and the margin performance is lower than what is expected after full run rates are achieved.

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

Liquidity and Capital Resources

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of March 31, 2019 and December 31, 2018 (the “Note”). GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill.  GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of March 31, 2019, our principal commitment under the Note was $2.5 million due on April 1, 2021, $2.0 million on April 1, 2023 and the balance on April 1, 2025.  The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2021 and 2023, and provide for a first security interest in substantially all of the Company’s assets, including those in Mexico.

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

Cash Flows

Operating Activities. Net cash used in operating activities was $4.5 million in the first quarter of 2019, as compared to $0.6 million used in the same period of 2018.  The aggregate decrease in accounts receivable in 2019 resulted in a source of cash of $0.8 million.  The investment in inventory in 2019 resulted in a usage of cash of $2.6 million.  The increase in inventory primarily relates to the new program revenue growth for Sypris Electronics.  A significant portion of the inventory receipts were funded through prepayments from customers of Sypris Electronics in the second half of 2018.  Additionally, there was a decrease in accounts payable during the quarter, which resulted in a usage of cash of $1.2 million.  Accrued and other liabilities increased during the first quarter of 2019, resulting in a source of cash of $0.4 million, primarily as a result of additional prepayments from customers of Sypris Electronics.

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

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2019, with the exception of leases. See Note 5, “Leases,” to the consolidated financial statements included in this Report.

Forward-looking Statements

This Form 10-Q/A, and our other oral or written communications, may contain “forward-looking” statements. These statements may include our expectations or projections about the future of our business, industries, business strategies, prospects, potential acquisitions, liquidity, financial condition or financial results and our views about developments beyond our control, including domestic or global economic conditions, government spending, industry trends and market developments. These statements, including those outlined in management’s recovery plan, are based on management’s views and assumptions at the time originally made, and, except as required by law, we undertake no obligation to update these statements, even if, for example, they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views will come to pass, and undue reliance should not be placed on these forward-looking statements.

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements.  Many of these factors are identified in connection with the more specific descriptions contained throughout this report.  Other factors which could also materially affect such future results currently include: the quantitative effects of the restatement of our previously issued unaudited consolidated interim financial statements as of and for the quarter ended March 31, 2019; the effectiveness of our internal control over financial reporting and our disclosure controls and procedures; our failure to achieve targeted gains and cash proceeds from the anticipated sale of certain equipment; our failure to return to profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or other assets to fund operating losses; dependence on, retention or recruitment of key employees; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost, quality and availability of raw materials such as steel, component parts (especially electronic components), natural gas or utilities; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; other potential weaknesses in internal controls over financial reporting and enterprise risk management; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability or environmental claims; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; our reliance on a few key customers, third party vendors and sub-suppliers; continued shortages and extensive lead-times for electronic components; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; the costs of compliance with our auditing, regulatory or contractual obligations; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; cyber security threats and disruptions; failure to adequately insure or to identify environmental or other insurable risks; unanticipated or uninsured disasters, losses or business risks; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to provide the quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 4.     Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. In connection with the Original Filing, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019 and concluded that our disclosure controls and procedures were effective as of March 31, 2019. In connection with the filing of this Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer re-evaluated the conclusions regarding the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2019 due to material weaknesses in our internal control over financial reporting as described below.

As described in the Explanatory Note to this Form 10-Q/A, the Company identified misstatements in the previously-reported quarter ended March 31, 2019. The misstatements were the result of improperly designed controls around the implementation of a new ERP system at our Sypris Electronics segment effective January 1, 2019. Due to data entry processing errors that were made following this transition to the new ERP system, certain vendor invoices related to raw material inventory receipts in the first quarter of 2019 for the Sypris Electronics segment were incorrectly recorded in the second quarter of 2019. These errors resulted in an understatement of accounts payable and cost of sales as of and for the quarter ended March 31, 2019.

In connection with the restatement of Company’s financial statements for the quarter ended March 31, 2019, the Company identified two material weaknesses in internal controls over financial reporting that arose from the new ERP system implementation. The two material weaknesses are:

●

The ineffective design and implementation of effective controls with respect to the ERP system transition. Specifically, we did not maintain adequate control over user access within the ERP system to restrict access to accounting period changes in the financial reporting modules.  Additionally, we did not exercise sufficient oversight over the ERP system transition, design effective controls over the ERP implementation to ensure appropriate data conversion and data integrity, or provide sufficient end user training to our employees to ensure that our employees could effectively operate the system and carry out their responsibilities.

●

Inadequate process level and monitoring controls in the area of accounting close and financial reporting. Specifically, we did not have appropriate controls around the review of account reconciliations, and related cut-off, and monitoring of the accounting close cycle.

The Audit Committee, the Board of Directors, and management are committed to maintaining a strong internal control environment.  As a result, the Company has been actively engaged in developing and implementing remediation plans to address the material weaknesses outlined above. The remediation efforts include the following:

●	User Access – We have restricted the ability of accounting personnel to modify data entry fields that relate to previously closed accounting periods for accounts payable processing.
●

Oversight – We have established a plan to address the control deficiencies arising from our ERP system conversions, including additional training for accounting personnel and a more formal review and documentation process around financial reporting.

●

Accounting Close and Financial Reporting – We have implemented additional analysis and review procedures related to the cost of goods sold variance accounts on a monthly basis and additional controls over the closing of accounting periods within the ERP system.  We have hired additional qualified personnel to assist management with its financial statement close process and to provide additional oversight of our financial reporting.

Management believes the foregoing remedial efforts will effectively remediate the material weaknesses, but the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described above.

(b)	Changes in internal controls.

Beginning January 1, 2019, we implemented the updated guidance on lease accounting.  In connection with the adoption of this standard, we implemented changes to our disclosure controls, procedures related to lease accounting as well as the associated control activities within.

On January 1, 2019, we implemented an ERP system at Sypris Electronics. The implementation resulted in the two material weaknesses identified above. We believe we have developed an appropriate plan to remediate and have begun our remediation efforts related to the material weaknesses.

Other than the updates and remediation efforts described above, here were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.     Other Information

Item 1.     Legal Proceedings

We are involved from time to time in litigation and other legal or environmental proceedings incidental to our business. Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding currently threatened against us.

Item 1A.  Risk Factors

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Form 10-Q/A, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  There have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K other than with respect to the risk factors discussed below.

Implementation of our new enterprise resource planning system has adversely impacted and could continue to negatively affect our business.

We rely extensively on our information technology (“IT”) systems to assist us in managing our business and summarizing our operational results. On January 1, 2019 we deployed a new ERP system at Sypris Electronics. The new ERP system was implemented to position the Company for long-term growth, further enhance operating efficiencies and provide more effective management of our business operations, including sales order processing, inventory control, purchasing and supply chain management, and financial reporting. Implementing the new ERP system has been costly and has required, and may continue to require, the investment of significant personnel and financial resources. In addition to the risks inherent in the conversion to any new IT system, including the loss of information, disruption to our normal operations, and changes in accounting procedures, the implementation of our new ERP system has resulted in reporting disruptions related to maintaining an effective internal control environment.

Failure to properly or adequately address any issues with our new ERP system could result in increased costs and the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal control over financial reporting and ability to manage our business effectively. While the ERP system is intended to further improve and enhance our information management systems, the ongoing implementation of this new ERP system exposes us to the risks of integrating that system with our existing systems and processes, including possible continued disruption of our financial reporting.

We have identified two material weaknesses in our internal control over financial reporting which, if not remediated, could result in material misstatements of our financial statements.

We recently identified material weaknesses in internal control over financial reporting that pertain to our ERP system conversion that took place on January 1, 2019 involving (1) the ineffective design and implementation of effective controls with respect to the ERP system conversion, and (2) inadequate or ineffective process level and monitoring controls in the area of accounting close and financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Although we have developed and are implementing a plan to remediate these material weaknesses and believe, based on our evaluation to date, that these material weaknesses will be remediated in a timely fashion, we cannot ensure that this will occur within a specific timeframe. These material weaknesses will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in an additional material misstatement of our financial statements. Moreover, we cannot ensure that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and materially and adversely impact our business and financial condition.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.     Exhibits

Exhibit
Number	Description

31(i)-1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i)-2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC
(Registrant)

Date:	August 9, 2019	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	August 9, 2019	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)