Form 10-Q
period 2019-06-30
SYPRIS SOLUTIONS INC
filed 2019-08-14
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended June 30, 2019

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

__________________________________________

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

As of August 9, 2019, the Registrant had 21,326,028 shares of common stock outstanding

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net revenue	$24,444	$22,971	$44,008	$42,913
Cost of sales	20,455	20,037	39,159	37,948
Gross profit	3,989	2,934	4,849	4,965
Selling, general and administrative	3,604	3,171	7,058	6,319
Severance, relocation and other costs	103	305	201	814
Operating income (loss)	282	(542)	(2,410)	(2,168)
Interest expense, net	232	221	449	434
Other (income), net	(1,493)	(1,623)	(1,442)	(1,707)
Income (loss) before taxes	1,543	860	(1,417)	(895)
Income tax expense	40	46	116	86
Net income (loss)	$1,503	$814	$(1,533)	$(981)
Income (loss) per share:
Basic	$0.07	$0.04	$(0.07)	$(0.05)
Diluted	$0.07	$0.04	$(0.07)	$(0.05)

Weighted average shares outstanding:
Basic	20,875	20,541	20,772	20,468
Diluted	20,875	20,855	20,772	20,468
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net income (loss)	$1,503	$814	$(1,533)	$(981)
Other comprehensive income (loss)
Foreign currency translation adjustments	87	(506)	212	(98)
Comprehensive income (loss)	$1,590	308	$(1,321)	$(1,079)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,462	$10,704
Accounts receivable, net	11,108	9,881
Inventory, net	19,919	18,584
Other current assets	6,031	4,755
Assets held for sale	1,212	1,474
Total current assets	42,732	45,398
Property, plant and equipment, net	14,073	14,655
Operating lease right-of-use assets	7,368	0
Other assets	1,606	1,515
Total assets	$65,779	$61,568
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,997	$13,427
Accrued liabilities	14,797	14,965
Operating lease liabilities, current portion	800	0
Finance lease obligations, current portion	649	593
Total current liabilities	27,243	28,985
Note payable – related party	6,456	6,449
Operating lease liabilities, net of current portion	7,353	0
Finance lease obligations, net of current portion	2,715	2,804
Other liabilities	6,907	8,496
Total liabilities	50,674	46,734
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,345,900 shares issued and 21,329,708 outstanding in 2019 and 21,414,374 shares issued and 21,398,182 outstanding in 2018	214	214
Additional paid-in capital	154,538	154,388
Accumulated deficit	(115,017)	(114,926)
Accumulated other comprehensive loss	(24,630)	(24,842)
Treasury stock, 16,192 shares in 2019 and 2018	0	0
Total stockholders’ equity	15,105	14,834
Total liabilities and stockholders’ equity	$65,779	$61,568

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended
	June 30,	July 1,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,533)	$(981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,407	1,310
Stock-based compensation expense	283	348
Deferred loan costs recognized	7	7
Net (gain) loss on the sale of assets	(477)	225
Insurance recovery gain	0	(2,275)
Provision for excess and obsolete inventory	283	(31)
Other noncash items	281	20
Contributions to pension plans	(45)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(1,248)	(2,807)
Inventory	(1,581)	(969)
Other current assets	(1,179)	(2,053)
Accounts payable	(2,415)	3,368
Accrued and other liabilities	449	1,132
Net cash used in operating activities	(5,768)	(2,717)

Cash flows from investing activities:
Capital expenditures	(671)	(1,206)
Proceeds from sale of assets	634	1,358
Insurance proceeds for recovery of property damage, net	0	2,275
Net cash (used in) provided by investing activities	(37)	2,427

Cash flows from financing activities:
Principal payments on finance lease obligations	(304)	(556)
Indirect repurchase of shares of minimum statutory tax withholdings	(133)	(107)

Net cash used in financing activities	(437)	(663)

Net decrease in cash and cash equivalents	(6,242)	(953)

Cash and cash equivalents at beginning of period	10,704	8,144

Cash and cash equivalents at end of period	$4,462	$7,191

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease obligations	$269	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

	Three Months Ended June 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

March 31, 2019 balance	21,354,203	$214	$154,450	$(116,520)	$(24,717)	$0
Net income	0	0	0	1,503	0	0
Foreign currency translation adjustment	0	0	0	0	87	0
Noncash compensation	60,000	0	172	0	0	0
Retire treasury stock	(84,495)	0	(84)	0	0	0
June 30, 2019 balance	21,329,708	$214	$154,538	$(115,017)	$(24,630)	$0

	Three Months Ended July 1, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

April 1, 2018 balance	21,356,182	$214	$154,001	$(113,216)	$(25,143)	$0
Net income	0	0	0	814	0	0
Foreign currency translation adjustment	0	0	0	0	(506)	0
Noncash compensation	42,000	0	205	0	0	0
Retire treasury stock	0	0	(107)	0	0	0
July 1, 2018 balance	21,398,182	$214	$154,099	$(112,402)	$(25,649)	$0

	Six Months Ended June 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2019 balance	21,398,182	$214	$154,388	$(114,926)	$(24,842)	$0
Net loss	0	0	0	(1,533)	0	0
Adoption of new accounting standards	0	0	0	1,442	0	0
Foreign currency translation adjustment	0	0	0	0	212	0
Noncash compensation	60,000	0	283	0	0	0
Retire treasury stock	(128,474)	0	(133)	0	0	0
June 30, 2019 balance	21,329,708	$214	$154,538	$(115,017)	$(24,630)	$0

	Six Months Ended July 1, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock
January 1, 2018 balance	21,422,077	$214	$153,858	$(111,591)	$(25,551)	$0
Net loss	0	0	0	(981)	0	0
Adoption of new accounting standards	0	0	0	170	0	0
Foreign currency translation adjustment	0	0	0	0	(98)	0
Noncash compensation	42,000	0	348	0	0	0
Retire treasury stock	(65,895)	0	(107)	0	0	0
July 1, 2018 balance	21,398,182	$214	$154,099	$(112,402)	$(25,649)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1)	Nature of Business

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

In accordance with the Disclosure Modernization and Simplification final rule issued by the Securities and Exchange Commission (“SEC”) and effective for the Company beginning in the first quarter of 2019, a reconciliation of the changes of stockholders’ equity is presented for all periods for which the results of operations are presented.

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2018 as presented in the Company’s Annual Report on Form 10-K.

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

Some leases may require variable lease payments based on factors specific to the individual agreements. Variable lease payments for which we are typically responsible for include real estate taxes, insurance and common area maintenance expenses based on the Company’s pro-rata share, which are excluded from the measurement of the lease liability. Additionally, one of the Company’s real estate leases has lease payments that adjust based on annual changes in the Consumer Price Index (“CPI”). The leases that are dependent upon CPI are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Incremental payments due to changes in the index are treated as variable lease costs and expensed as incurred.

These operating leases are included in “Operating lease right-of-use assets” on the Company’s June 30, 2019 Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s June 30, 2019 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $7,664,000 and lease liabilities for operating leases of approximately $8,549,000 on January 1, 2019, and included adjustments for any unamortized lease incentives and prepaid and accrued rent. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at the commencement date based on the present value of lease payments over the lease term. As of June 30, 2019, total right-of-use assets and operating lease liabilities were approximately $7,368,000 and $8,153,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three and six months ended June 30, 2019.

The following table presents information related to lease expense for the three and six months ended June 30, 2019 (in thousands):

	Three Months	Six Months
	Ended,	Ended
	June 30, 2019	June 30, 2019

Finance lease expense:
Amortization expense	$122	$233
Interest expense	90	181
Operating lease expense	351	702
Variable lease expense	64	143
Total lease expense	$627	$1,259

The following table presents supplemental cash flow information related to leases (in thousands):

Six Months
Ended
June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$713
Operating cash flows from finance leases	181
Financing cash flows from finance leases	304

The annual future minimum lease payments as of June 30, 2019 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,416	$944
12 to 24 months	1,468	833
24 to 36 months	1,484	612
36 to 48 months	1,501	612
48 to 60 months	1,466	591
Thereafter	3,537	870
Total lease payments	10,872	4,462
Less imputed interest	(2,719)	(1,098)
Total	$8,153	$3,364

For the year ended December 31, 2018, and under legacy lease accounting (ASC 840), future minimum lease payments under non-cancellable leases as of December 31, 2018 were expected to be as follows:

	Operating	Finance
	Leases	Leases
2019	$1,453	$927
2020	1,387	881
2021	1,430	580
2022	1,443	548
2023	1,459	548
Thereafter	4,101	1,143
Total lease payments	11,273	4,627
Less imputed interest		(1,230)
Total		$3,397

The following table presents certain information related to lease terms and discount rates for leases as of June 30, 2019:

	Operating	Finance
	Leases	Leases
Weighted-average remaining lease term (years)	7.5	5.6
Weighted-average discount rate (percentage)	8.0	10.4

(5)	Revenue from Contracts with Customers

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

The majority of our arrangements are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $23,557,000 of remaining performance obligations as of June 30, 2019, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 26% of our remaining performance obligations as revenue in the 2019, 52% in 2020 and the balance thereafter.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2019 and July 1, 2018:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Sypris Technologies – transferred point in time	$16,878	$15,327	$33,019	$29,834
Sypris Electronics – transferred point in time	1,777	1,240	2,459	2,154
Sypris Electronics – transferred over time	5,789	6,404	8,530	10,925
	$24,444	$22,971	$44,008	$42,913

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of June 30, 2019 and December 31, 2018 were $747,000 and $839,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of June 30, 2019 and December 31, 2018, contract liabilities were $8,669,000 and $8,369,000, respectively, and are included within accrued liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $2,190,000 and $3,234,000 during the three and six months ended June 30, 2019, respectively. The Company recognized revenue from contract liabilities of $344,000 and $1,071,000 during the three and six months ended July 1, 2018, respectively.

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

As a result of these initiatives, the Company recorded charges of $201,000, or $0.01 per share, and $814,000, or $0.04 per share, during the first six months of 2019 and 2018, respectively, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the consolidated statement of operations. All amounts incurred were recorded within Sypris Technologies. The charges for the first six months of 2019 were primarily related to mothball costs associated with the closed facility. The charges for the first six months of 2018 included $224,000 for equipment relocation costs and $590,000 for other costs, primarily related to mothball costs associated with the closed facility.

		Costs Incurred
		Six Months	Total	Remaining
	Total	Ended	Recognized	Costs to be
	Program	June 30, 2019	to date	Recognized
Severance and benefit related costs	$1,350	$0	$1,350	$0
Asset impairments	188	0	188	0
Equipment relocation costs	1,793	8	1,793	0
Other	1,647	193	1,271	376
	$4,978	$201	$4,602	$376

The Company expects to incur additional pre-tax costs of approximately $376,000 within Sypris Technologies, the majority of which is expected to be cash expenditures.

As noted above, management expects to use proceeds from the sale of underutilized or non-core assets to fund costs incurred on the transfer of equipment from the Broadway Plant. The following assets have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

	June 30,	December 31,
	2019	2018
	(Unaudited)

Machinery, equipment, furniture and fixtures	$7,825	$11,207
Accumulated depreciation	(6,613)	(9,733)
Property, plant and equipment, net	$1,212	$1,474

(7)          Other (Income), Net

During the six months ended June 30, 2019, the Company recognized a gain of $1,500,000 as a result of a settlement agreement with one of its customers to resolve various outstanding disputes between the two parties. As a result of the agreement, the customer agreed to pay the Company $1,500,000 in compensation, which is recorded in other current assets as of June 30, 2019. This amount was subsequently received in July 2019. Additionally, the Company recognized a net gain of $477,000 for the six months ended June 30, 2019 related to the sale of idle assets, which was offset by pension expense of $495,000.

During the six months ended July 1, 2018, the Company recognized an insurance recovery gain of $2,275,000 related to the settlement of a property insurance claim on the Broadway Plant. Subsequent to the transfer of production from the Broadway Plant, the primary water supply and sprinkler pipes within the facility suffered freeze damage during an extended period of extreme cold temperatures. The Company and its insurer reached a full and final settlement agreement with respect to the claim during the second quarter of 2018. During the six months ended July 1, 2018, the Company received insurance proceeds of $2,447,000 and recognized an insurance recovery gain of $2,275,000, net of expenses incurred for claim related expenses. Additionally, the Company recognized a net loss of $225,000 related to the sale of certain idle assets and pension expense of $322,000 for the six months ended July 1, 2018.

(8)	Stock-Based Compensation

During the six months ended June 30, 2019, the Company granted options to purchase 691,000 shares of our common stock under a long-term incentive program. The options have a five-year term and cliff vest at three years of service. The grants did not have a significant impact on the Company’s consolidated financial statements during the three and six months ended June 30, 2019.

(9)	Earnings (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 2,735,750 and 1,200,250 potential common shares excluded from diluted earnings per share for the three months ended June 30, 2019 and July 1, 2018, respectively. For the six months ended June 30, 2019 and July 1, 2018, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted income (loss) per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Income (loss) attributable to stockholders:
Net income (loss) as reported	$1,503	$814	$(1,533)	$(981)
Less distributed and undistributed earnings allocable to restricted award holders	(28)	(32)	0	0
Less dividends declared attributable to restricted award holders	0	0	0	0
Net income (loss) allocable to common stockholders	$1,475	$782	$(1,533)	$(981)

Income (loss) per common share attributable to stockholders:
Basic	$0.07	$0.04	$(0.07)	$(0.05)
Diluted	$0.07	$0.04	$(0.07)	$(0.05)

Weighted average shares outstanding – basic	20,875	20,541	20,772	20,468
Weighted average additional shares assuming conversion of potential common shares	0	314	0	0
Weighted average shares outstanding – diluted	20,875	20,855	20,772	20,468

(10)	Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
	(Unaudited)
Raw materials	$15,242	$12,354
Work in process	4,871	6,331
Finished goods	1,439	1,313
Reserve for excess and obsolete inventory	(1,633)	(1,414)
Total	$19,919	$18,584

(11)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
	(Unaudited)
Land and land improvements	$219	$219
Buildings and building improvements	11,291	11,178
Machinery, equipment, furniture and fixtures	61,687	59,179
Construction in progress	713	2,141
	73,910	72,717
Accumulated depreciation	(59,837)	(58,062)
	$14,073	$14,655

(12)	Debt

Debt outstanding consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
	(Unaudited)
Current:
Current portion of finance lease obligation	$649	$593
Long Term:
Note payable – related party	$6,500	$6,500
Finance lease obligation	2,715	2,804
Less unamortized debt issuance and modification costs	(44)	(51)
Long term debt net of unamortized debt costs	$9,171	$9,253

(13)	Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$16,878	$15,327	$33,019	$29,834
Sypris Electronics	7,566	7,644	10,989	13,079
	$24,444	$22,971	$44,008	$42,913

Gross profit (loss):
Sypris Technologies	$2,963	$1,930	$5,267	$4,037
Sypris Electronics	1,026	1,004	(418)	928
	$3,989	$2,934	$4,849	$4,965

Operating income (loss):
Sypris Technologies	$1,544	$374	$2,596	$679
Sypris Electronics	253	362	(2,057)	(393)
General, corporate and other	(1,515)	(1,278)	(2,949)	(2,454)
	$282	$(542)	$(2,410)	$(2,168)
Income (loss) before taxes:
Sypris Technologies	$1,406	$1,930	$2,313	$2,234
Sypris Electronics	264	337	(2,063)	(436)
General, corporate and other	(127)	(1,407)	(1,667)	(2,693)
	$1,543	$860	$(1,417)	$(895)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Total assets:
Sypris Technologies	$33,528	$31,312
Sypris Electronics	24,632	19,208
General, corporate and other	7,619	11,048
	$65,779	$61,568

Total liabilities:
Sypris Technologies	$23,794	$23,644
Sypris Electronics	17,556	15,180
General, corporate and other	9,324	7,910
	$50,674	$46,734

(14)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 was $575,000 and $582,000, respectively. The Company’s warranty expense for the three and six months ended June 30, 2019 and July 1, 2018 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. As of June 30, 2019 and December 31, 2018, no amounts were accrued for any environmental matters.

On December 27, 2017, the U.S. Department of Labor (the “DOL”) filed a lawsuit alleging that the Company had misinterpreted the language of the Company’s 401(k) Plans (collectively, the “Plan”). The DOL does not appear to dispute that the Company reached such interpretation in good faith after consulting with independent ERISA counsel. If the DOL’s allegations were upheld by a court, the Company could be required to make additional contributions into the accounts of its Plan participants. The Company regards the DOL’s allegations to be without merit and is continuing to vigorously defend the matter.

During the year ended December 31, 2017, the Company became aware of a lawsuit involving one of Sypris Electronics’ customers and its primary distributor. This customer informed the Company that, as a result of the lawsuit, the customer would no longer operate its business, and that it has transferred this business to a designated successor. The Company holds $793,000 of gross inventory related specifically to this customer as of June 30, 2019. The Company entered into a new supply agreement with the designated successor, which provides for purchases of the aforementioned inventory and additional purchases in excess of our inventories on hand and for prices in excess of our cost. As of June 30, 2019, the Company has recognized revenue of $293,000 under the new supply agreement and has received purchase orders under the new supply agreement, however not all purchase obligations were met as of June 30, 2019. No assurances can be given that the successor customer will be successful or will continue to comply with the terms of the new agreement, which could adversely affect our ability to recoup any or all of our investment in these inventories. Given the uncertainties described above, the Company maintains a reserve of $418,000 on the recoverability of the inventory as of June 30, 2019 and estimates that the range of loss that is reasonably possible should the program with the successor not be successful could increase by an additional $375,000.

As of June 30, 2019, the Company had outstanding purchase commitments of approximately $12,858,000, primarily for the acquisition of inventory.

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

(16)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Service cost	$1	$0	$2	$2
Interest cost on projected benefit obligation	375	325	704	658
Net amortizations, deferrals and other costs	175	148	333	316
Expected return on plan assets	(217)	(326)	(542)	(652)
Net periodic benefit cost	$334	$147	$497	$324

The net periodic benefit cost of the defined benefit pension plans incurred during the three and six-month periods ended June 30, 2019 and July 1, 2018 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Service cost:
Selling, general and administrative expenses	$1	$0	$2	$2
Other net periodic benefit costs:
Other (income), net	333	147	495	322
Total	$334	$147	$497	$324

(17)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
	(Unaudited)
Foreign currency translation adjustments	$(10,755)	$(10,967)
Employee benefit related adjustments – U.S., net of tax	(14,177)	(14,177)
Employee benefit related adjustments – Mexico, net of tax	302	302
Accumulated other comprehensive loss	$(24,630)	$(24,842)

(18)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at June 30, 2019 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

However, the Company continues to supply component parts to Sistemas Automotrices de Mexico, S.A de C.V. (“Sistemas”), Meritor’s joint venture in Mexico. During the fourth quarter of 2018, the Company entered into a new three-year agreement to supply axle shafts, as well as a number of other product lines, to Sistemas for periods of up to six years from the commencement of production.

As a result of these decisions, the Company experienced a significant reduction in its commercial vehicle revenues in 2017. On February 21, 2017, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which was substantially complete as of the end of 2017. The Company has relocated certain assets from the Broadway Plant to other manufacturing facilities as needed to serve its existing and targeted customer base and identified underutilized or non-core assets for disposal. Management expects to use a portion of the proceeds from the sale of any underutilized or non-core assets to help fund costs of transferring any additional equipment from the Broadway Plant. Management is currently evaluating options for the real estate and any remaining assets in the Broadway Plant (See Note 6 to the consolidated financial statements in this Form 10-Q).

The oil and gas markets, served by our Tube Turns® brand of engineered product lines, have strengthened along with the overall economy, and domestic pipeline projects continue to be active with U.S. domestic gas and oil production increasing in 2018 and the first half of 2019. We are committed to exploring new product developments and potential new markets, which will be an increasing area of focus for the Company going forward.

We are pursuing new business in a wide variety of markets from light automotive to refrigeration valves to new energy related product lines to achieve a more balanced portfolio across our customers, markets and products. We have recently announced new program awards in each of these markets that have contributed to revenue growth for Sypris Technologies in 2018 and the first half of 2019. We believe these opportunities provide a solid multi-year foundation for growth and that additional prospective business may result in increased revenue going forward.

Sypris Electronics Outlook

In the past few years, we have faced challenges within Sypris Electronics, including the emergence of new competitors to our manufacturing capabilities.

However, we have recently announced new program awards for Sypris Electronics that contributed to revenue in 2018, with certain programs continuing into 2019. In addition to program awards related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded programs related to the communication and navigation markets which align with our advanced capabilities for delivering products for complex, high cost of failure platforms. Full year appropriations for FY 2019 were enacted for all remaining U.S. government agencies and the President proposed an FY 2020 budget requesting nearly $750 billion for national security, which is expected to support program growth and market expansion for the remainder of 2019 for aerospace and defense participants. We expect to compete for follow-on business opportunities on future builds of several existing programs, as our competitiveness is enhanced by the reduction in our overhead structure following our relocation into a new manufacturing facility at the beginning of 2017.

In the near term, certain electronic component shortages and extensive lead-time issues are prevalent in many of the segments in the electronic manufacturing industry that we serve. This had a negative impact on our segment revenues and gross profit in the first six months of 2019. We are working with our customers to qualify alternative components or suppliers to mitigate the impact on our business. We expect that these issues will be resolved for some component shortages in the next 3 to 6 months, but these and other shortages may persist as a challenge beyond 2019. The majority of our aerospace and defense programs require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. As a result, there can be no assurance that we will be successful in addressing these shortages and issues.

Results of Operations

The tables below compare our segment and consolidated results for the three and six month periods of operations of 2019 to the three and six month periods of operations of 2018. The tables present the results for each period, the change in those results from 2018 to 2019 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended June 30, 2019 Compared to Three Months Ended July 1, 2018

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	June 30,	July 1,	Favorable	Favorable	June 30,	July 1,
	2019	2018	(Unfavorable)	(Unfavorable)	2019	2018
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$16,878	$15,327	$1,551	10.1%	69.0%	66.7%
Sypris Electronics	7,566	7,644	(78)	(1.0)	31.0	33.3
Total	24,444	22,971	1,473	6.4	100.0	100.0

Cost of sales:
Sypris Technologies	13,915	13,397	(518)	(3.9)	82.4	87.4
Sypris Electronics	6,540	6,640	100	1.5	86.4	86.9
Total	20,455	20,037	(418)	(2.1)	83.7	87.2

Gross profit:
Sypris Technologies	2,963	1,930	1,033	53.5	17.6	12.6
Sypris Electronics	1,026	1,004	22	2.2	13.6	13.1
Total	3,989	2,934	1,055	36.0	16.3	12.8

Selling, general and administrative	3,604	3,171	(433)	(13.7)	14.7	13.8
Severance, relocation and other costs	103	305	202	66.2	0.4	1.3
Operating income (loss)	282	(542)	824	152.0	1.2	(2.4)

Interest expense, net	232	221	(11)	(5.0)	0.9	1.0
Other (income), net	(1,493)	(1,623)	(130)	(8.0)	(6.1)	(7.1)

Income before taxes	1,543	860	683	79.4	6.3	3.7
Income tax expense, net	40	46	6	13.0	0.2	0.2

Net income	$1,503	$814	$689	84.6	6.1%	3.5%

Six Months Ended June 30, 2019 Compared to Six Months Ended July 1, 2018.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Six
	Six Months Ended,		Change	Change	Months Ended
	June 30,	July 1,	Favorable	Favorable	June 30,	July 1,
	2019	2018	(Unfavorable)	(Unfavorable)	2019	2018
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$33,019	$29,834	$3,185	10.7%	75.0%	69.5%
Sypris Electronics	10,989	13,079	(2,090)	(16.0)	25.0	30.5
Total	44,008	42,913	1,095	2.6	100.0	100.0

Cost of sales:
Sypris Technologies	27,752	25,797	(1,955)	(7.6)	84.0	86.5
Sypris Electronics	11,407	12,151	744	6.1	103.8	92.9
Total	39,159	37,948	(1,211)	(3.2)	89.0	88.4

Gross profit (loss):
Sypris Technologies	5,267	4,037	1,230	30.5	16.0	13.5
Sypris Electronics	(418)	928	(1,346)	NM	(3.8)	7.1
Total	4,849	4,965	(116)	(2.3)	11.0	11.6

Selling, general and administrative	7,058	6,319	(739)	(11.7)	16.0	14.7
Severance, relocation and other costs	201	814	613	75.3	0.5	1.9
Operating loss	(2,410)	(2,168)	(242)	(11.2)	(5.5)	(5.1)

Interest expense, net	449	434	(15)	(3.5)	1.0	1.0
Other (income), net	(1,442)	(1,707)	(265)	(15.5)	(3.3)	(4.0)

Loss before taxes	(1,417)	(895)	(522)	(58.3)	(3.2)	(2.1)
Income tax expense, net	116	86	(30)	(34.9)	0.3	0.2

Net loss	$(1,533)	$(981)	$(552)	(56.3)	(3.5)%	(2.3)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three and six-month periods ended June 30, 2019 increased $1.6 million and $3.2 million from the prior year comparable periods, respectively. The net revenue growth for the comparable three-month period was primarily attributable to increased energy related product sales of $0.8 million and increased sales volume of $0.4 million with customers in the commercial vehicle market. Additionally, price increases with one of our commercial vehicle programs implemented during the fourth quarter of 2018 resulted in an increase of $0.3 million for the three months ended June 30, 2019. The net revenue growth for the comparable six-month periods was primarily attributable to increased sales volume of $2.0 million with customers in the commercial vehicle market, increased energy related product sales of $0.6 million and price increases of $0.6 million.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics decreased $0.1 million and $2.1 million, respectively, for the three and six months ended June 30, 2019, from the prior year comparable periods. Revenue for the first six months of 2019 was partially affected by shortages of certain electronic components and extensive lead-time issues in the electronic manufacturing industry. The first half of 2019 was also impacted by shipments accelerated into the fourth quarter of 2018 as the Company planned for the implementation of a new ERP system effective in January.

Gross Profit. Sypris Technologies’ gross profit increased $1.0 million and $1.2 million for the three and six months ended June 30, 2019. The net increase in volumes contributed to an increase in gross profit of $0.4 million and $0.5 million for the three and six months ended June 30, 2019, respectively. Additionally, gross profit for the three and six months ended June 30, 2019 was positively impacted by a price increase on a commercial vehicle program implemented during the fourth quarter of 2018 and improvements in supply and maintenance expense.

Sypris Electronics’ gross profit was flat for the three months ended June 30, 2019 and decreased $1.3 million for the six months ended June 30, 2019. The decrease in gross profit was primarily as a result of lower volumes during the periods, driving an increase in unabsorbed overhead. Program mix also factored into the decrease, as the Company experienced declines on certain higher margin legacy programs. The lower volumes on the legacy programs were partially offset by a new program which launched during 2018, which was still in the ramp-up phase for the first half of 2019 and the margin performance was lower than what is expected after full run rates are achieved.

Selling, General and Administrative. Selling, general and administrative expense increased by $0.4 million and $0.7 million for the three and six month periods ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily as a result of higher employee medical insurance claim expenses during the period as compared to the prior year and consultation costs associated with the Company’s new ERP implementation effective in January.

Other (Income), Net. The Company recognized other income, net of $1.4 million for the six months ended June 30, 2019 compared to $1.7 million for the six months ended July 1, 2018. During the six months ended June 30, 2019, the Company recognized a gain in other income of $1.5 million related to a settlement agreement reached with one of its customers during the period (see Note 7). Additionally, the Company recognized a net gain of $0.5 million related to the sale of idle assets, offset by pension expense of $0.5 million.

During the six months ended July 1, 2018, the Company recognized an insurance recovery gain of $2.3 million related to proceeds received related to damage sustained at one of its plants (see Note 7). Additionally, the Company recognized a net loss of $0.2 million related to the sale of idle assets and pension expense of $0.3 million.

Liquidity, Capital Resources

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of June 30, 2019 and December 31, 2018 (the “Note”). GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of June 30, 2019, our principal commitment under the Note was $2.5 million due on April 1, 2021, $2.0 million on April 1, 2023 and the balance on April 1, 2025. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2021 and 2023, and provide for a first security interest in substantially all of the Company’s assets, including those in Mexico.

Finance Lease Obligations. On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215 million Mexican Pesos, or approximately $12.2 million in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $2.6 million for the building as of June 30, 2019.

In January 2018, the Company entered into a capital lease for $1.3 million for new production equipment installed at its Sypris Electronics facility during 2017. The balance of the lease obligation as of June 30, 2019 was $0.5 million.

In February 2019, the Company entered into a capital lease for $0.3 million for new machinery at its Sypris Technologies facility in the U.S. The balance of the lease obligation as of June 30, 2019 was $0.3 million.

Purchase Commitments. We had purchase commitments totaling approximately $12.9 million at June 30, 2019, primarily for inventory.

Cash Balance. At June 30, 2019, we had approximately $4.5 million of cash and cash equivalents, of which $1.2 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Cash Flows

Operating Activities. Net cash used by operating activities was $5.8 million in the first six months of 2019 as compared to $2.7 million in the same period of 2018. The aggregate increase in accounts receivable in 2019 resulted in a use of cash of $1.2 million as a result of the increase in revenue and the timing of revenue being weighted toward the last month of the period. The investment in inventory in the first six months of 2019 resulted in a usage of cash of $1.6 million. The increase in inventory primarily relates to the new program revenue growth for Sypris Electronics. A significant portion of the inventory receipts were funded through prepayments from customers of Sypris Electronics in the second half of 2018. Additionally, there was a decrease in accounts payable during the first six months of 2019, which resulted in a usage of cash of $2.4 million. Prepaid expenses and other assets increased during the first six months of 2019, resulting in a usage of cash of $1.2 million, primarily as a result of the timing of the cash receipt associated with a settlement agreement with a customer (See Note 7). Accrued and other liabilities increased during the first six months of 2019, resulting in a source of cash of $0.4 million, primarily as a result of additional prepayments from customers of Sypris Electronics.

Investing Activities. Cash flows from investing activities was cash neutral for the first six months of 2019 as compared to cash provided of $2.4 million for the first six months of 2018. Net cash used in investing activities for the first six months of 2019 included capital expenditures of $0.7 million offset by proceeds of $0.6 million from the sale of idle asset by Sypris Technologies during the period.

Net cash provided by investing activities for the first six months of 2018 includes $2.3 million from insurance proceeds related to damage sustained at one of its plants from freezing pipes (See Note 7). Additionally, the company received proceeds of $1.4 million from the sale of idle assets by Sypris Technologies during the period. This was partially offset by capital expenditures of $1.2 million during the period.

Financing Activities. Net cash used in financing activities was $0.4 million for the first six months of 2019 as compared to $0.7 million for the first six months of 2018. Net cash used in financing activities in the first six months of 2019 included capital lease payments of $0.3 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

Net cash used in financing activities in the first six months of 2018 included capital lease payments of $0.6 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2019.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements.  Many of these factors are identified in connection with the more specific descriptions contained throughout this report.  Other factors which could also materially affect such future results currently include: the quantitative effects of the restatement of our previously issued unaudited consolidated interim financial statements as of and for the quarter ended March 31, 2019; the effectiveness of our internal control over financial reporting and our disclosure controls and procedures; our failure to achieve targeted gains and cash proceeds from the anticipated sale of certain equipment; dependence on, retention or recruitment of key employees; our failure to return to profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or other assets to fund operating losses; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost, quality and availability of raw materials such as steel, component parts (especially electronic components), natural gas or utilities; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; other potential weaknesses in internal controls over financial reporting and enterprise risk management; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability or environmental claims; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; our reliance on a few key customers, third party vendors and sub-suppliers; continued shortages and extensive lead-times for electronic components; failure to adequately insure or to identify environmental or other insurable risks; unanticipated or uninsured disasters, losses or business risks; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; the costs of compliance with our auditing, regulatory or contractual obligations; our inability to develop new or improved products or new markets for our products; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; our inability to regain compliance with the NASDAQ listing standards minimum closing bid price in a timely manner; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; cyber security threats and disruptions; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to provide the quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 4.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019 and have concluded that our disclosure controls and procedures were not effective as of June 30, 2019 due to material weaknesses in our internal control over financial reporting as described below.

As previously disclosed, the Company identified misstatements in the previously-reported quarter ended March 31, 2019. The misstatements were the result of improperly designed controls around the implementation of a new enterprise resource planning system (“ERP system”) at our Sypris Electronics segment effective January 1, 2019. Due to data entry processing errors that were made following this transition to the new ERP system, certain vendor invoices related to raw material inventory receipts in the first quarter of 2019 for the Sypris Electronics segment were incorrectly recorded in the second quarter of 2019. These errors resulted in an understatement of accounts payable and cost of sales as of and for the quarter ended March 31, 2019.

In connection with the restatement of Company’s financial statements for the quarter ended March 31, 2019, the Company identified two material weaknesses in internal controls over financial reporting that arose from the new ERP system implementation. The two material weaknesses are:

●

The ineffective design and implementation of effective controls with respect to the ERP system transition. Specifically, we did not maintain adequate control over user access within the ERP system to restrict access to accounting period changes in the financial reporting modules. Additionally, we did not exercise sufficient oversight over the ERP system transition, design effective controls over the ERP implementation to ensure appropriate data conversion and data integrity, or provide sufficient end user training to our employees to ensure that our employees could effectively operate the new ERP system and carry out their responsibilities.

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

Other than the updates and remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and materially and adversely impact our business and financial condition.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the shares of common stock that were repurchased by the Company – all from its current or former employees – during the second quarter ended June 30, 2019 (dollars in thousands except per share data):

			Total Number of	Maximum
	Total	Average	Shares Purchased	Dollar Value of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased (a)	Share	Plans or Programs	Plans or Programs
4/1/2019 – 4/28/2019	59,740	$1.07	—	$—
4/29/2019 – 5/26/2019	23,103	$0.85	—	$—
5/27/2019 – 6/30/2019	1,652	$0.78	—	$—

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 14, 2019	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	August 14, 2019	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)