Form 10-Q
period 2019-09-29
SYPRIS SOLUTIONS INC
filed 2019-11-12
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended September 29, 2019

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

As of November 1, 2019, the Registrant had 21,308,426 shares of common stock outstanding.

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net revenue	$22,259	$21,101	$66,267	$64,014
Cost of sales	19,933	19,899	59,092	57,847
Gross profit	2,326	1,202	7,175	6,167
Selling, general and administrative	3,148	2,942	10,206	9,261
Severance, relocation and other costs	190	274	391	1,088
Operating loss	(1,012)	(2,014)	(3,422)	(4,182)
Interest expense, net	227	231	676	665
Other expense (income), net	286	56	(1,156)	(1,651)
Loss before taxes	(1,525)	(2,301)	(2,942)	(3,196)
Income tax expense	32	35	148	121
Net loss	$(1,557)	$(2,336)	$(3,090)	$(3,317)

Loss per share:
Basic	$(0.07)	$(0.11)	$(0.15)	$(0.16)
Diluted	$(0.07)	$(0.11)	$(0.15)	$(0.16)

Weighted average shares outstanding:
Basic	20,941	20,555	20,829	20,497
Diluted	20,941	20,555	20,829	20,497
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net loss	$(1,557)	$(2,336)	$(3,090)	$(3,317)
Other comprehensive (loss) income
Foreign currency translation adjustments	(238)	395	(26)	297
Comprehensive loss	$(1,795)	(1,941)	$(3,116)	$(3,020)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	September 29,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,053	$10,704
Accounts receivable, net	8,668	9,881
Inventory, net	20,566	18,584
Other current assets	4,672	4,755
Assets held for sale	1,288	1,474
Total current assets	42,247	45,398

Property, plant and equipment, net	13,262	14,655
Operating lease right-of-use assets	7,123	0
Other assets	1,599	1,515
Total assets	$64,231	$61,568
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,098	$13,427
Accrued liabilities	16,557	14,965
Operating lease liabilities, current portion	820	0
Finance lease obligations, current portion	666	593

Total current liabilities	28,141	28,985

Note payable – related party	6,460	6,449
Operating lease liabilities, net of current portion	7,131	0
Finance lease obligations, net of current portion	2,535	2,804
Other liabilities	6,552	8,496

Total liabilities	50,819	46,734

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,324,618 shares issued and 21,308,426 outstanding in 2019 and 21,414,374 shares issued and 21,398,182 outstanding in 2018	214	214
Additional paid-in capital	154,640	154,388
Accumulated deficit	(116,574)	(114,926)
Accumulated other comprehensive loss	(24,868)	(24,842)
Treasury stock, 16,192 shares in 2019 and 2018	0	0

Total stockholders’ equity	13,412	14,834

Total liabilities and stockholders’ equity	$64,231	$61,568

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended
	September 29,	September 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,090)	$(3,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,106	1,988
Stock-based compensation expense	389	493
Deferred loan costs recognized	11	11
Net (gain) loss on the sale of assets	(467)	241
Insurance recovery gain	0	(2,275)
Provision for excess and obsolete inventory	503	(125)
Non-cash lease expense	541	0
Other noncash items	(122)	127
Contributions to pension plans	(348)	(77)
Changes in operating assets and liabilities:
Accounts receivable	1,198	(2,164)
Inventory	(2,485)	(2,184)
Other current assets	23	(2,681)
Accounts payable	(3,314)	4,007
Accrued and other liabilities	1,908	4,891

Net cash used in operating activities	(3,147)	(1,065)

Cash flows from investing activities:
Capital expenditures	(553)	(1,321)
Proceeds from sale of assets	653	1,388
Insurance proceeds for recovery of property damage, net	0	2,275

Net cash provided by investing activities	100	2,342

Cash flows from financing activities:
Principal payments on finance lease obligations	(466)	(691)
Indirect repurchase of shares of minimum statutory tax withholdings	(138)	(107)

Net cash used in financing activities	(604)	(798)

Net (decrease) increase in cash and cash equivalents	(3,651)	479

Cash and cash equivalents at beginning of period	10,704	8,144

Cash and cash equivalents at end of period	$7,053	$8,623

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease obligations	$269	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(Unaudited)

(in thousands, except for share data)

	Three Months Ended September 29, 2019
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

June 30, 2019 balance	21,329,708	$214	$154,538	$(115,017)	$(24,630)	$0
Net income	0	0	0	(1,557)	0	0
Foreign currency translation adjustment	0	0	0	0	(238)	0
Noncash compensation	0	0	106	0	0	0
Retire treasury stock	(21,282)	0	(4)	0	0	0
September 29, 2019 balance	21,308,426	$214	$154,640	$(116,574)	$(24,868)	$0

	Three Months Ended September 30, 2018
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

July 1, 2018 balance	21,398,182	$214	$154,099	$(112,402)	$(25,649)	$0
Net income	0	0	0	(2,336)	0	0
Foreign currency translation adjustment	0	0	0	0	395	0
Noncash compensation	0	0	145	0	0	0
Retire treasury stock	0	0	0	0	0	0
September 30, 2018 balance	21,398,182	$214	$154,244	$(114,738)	$(25,254)	$0

	Nine Months Ended September 29, 2019
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2019 balance	21,398,182	$214	$154,388	$(114,926)	$(24,842)	$0
Net loss	0	0	0	(3,090)	0	0
Adoption of new accounting standards	0	0	0	1,442	0	0
Foreign currency translation adjustment	0	0	0	0	(26)	0
Noncash compensation	60,000	0	389	0	0	0
Retire treasury stock	(149,756)	0	(137)	0	0	0
September 29, 2019 balance	21,308,426	$214	$154,640	$(116,574)	$(24,868)	$0

	Nine Months Ended September 30, 2018
			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock
January 1, 2018 balance	21,422,077	$214	$153,858	$(111,591)	$(25,551)	$0
Net loss	0	0	0	(3,317)	0	0
Adoption of new accounting standards	0	0	0	170	0	0
Foreign currency translation adjustment	0	0	0	0	297	0
Noncash compensation	42,000	0	493	0	0	0
Retire treasury stock	(65,895)	0	(107)	0	0	0
September 30, 2018 balance	21,398,182	$214	$154,244	$(114,738)	$(25,254)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1)	Nature of Business

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

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended September 29, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2018 as presented in the Company’s Annual Report on Form 10-K.

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

The Company adopted this update beginning on January 1, 2019 using the alternative modified retrospective transition method and will not recast comparative periods in transition to the new standard. In addition, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets. We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of right-of-use assets (ROU) of approximately $7,664,000 and lease liabilities of operating leases of approximately $8,549,000. The implementation decreased the accumulated deficit by $1,442,000, which was primarily due to the recognition of the remaining deferred gain related to the operating lease portion on a 2016 sale-leaseback directly into the accumulated deficit. There was no material impact to our consolidated statements of operations or cash flows as a result of the adoption of ASC 842. See Note 4 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows Topic 230: Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing differences in the presentation of these items. The amendments in ASU No. 2016-15 became effective for us in the first quarter of 2018 and were adopted retrospectively. The adoption of this update did not impact our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments, new guidance for the accounting for credit losses on certain financial instruments. This guidance introduces a new approach to estimating credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. This guidance, which becomes effective January 1, 2023, is not expected to have a material impact on our consolidated financial statements.

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

The Company determines if an arrangement is a lease at its inception. The Company has entered into operating leases for real estate. These leases have initial terms which range from 10 to 11 years, and often include one or more options to renew. These renewal terms can extend the lease term by 5 years, and will be included in the lease term when it is reasonably certain that the Company will exercise the option. The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. The lease agreements do not contain any residual value guarantees. Some of the real estate lease agreements include periods of rent holidays and payments that escalate over the lease term by specified amounts. All operating lease expenses are recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets as of September 29, 2019, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets as of September 29, 2019. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $7,664,000 and lease liabilities for operating leases of approximately $8,549,000 on January 1, 2019, and included adjustments for any unamortized lease incentives and prepaid and accrued rent. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at the commencement date based on the present value of lease payments over the lease term. As of September 29, 2019, total right-of-use assets and operating lease liabilities were approximately $7,123,000 and $7,951,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three and nine months ended September 29, 2019.

The following table presents information related to lease expense for the three and nine months ended September 29, 2019 (in thousands):

	Three Months	Nine Months
	Ended,	Ended
	Sept. 29, 2019	Sept. 29, 2019

Finance lease expense:
Amortization expense	$123	$356
Interest expense	85	266
Operating lease expense	351	1,053
Variable lease expense	65	208
Total lease expense	$624	$1,883

The following table presents supplemental cash flow information related to leases (in thousands):

Nine Months
Ended
Sept. 29, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,074
Operating cash flows from finance leases	266
Financing cash flows from finance leases	466

The annual future minimum lease payments as of September 29, 2019 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,420	$944
12 to 24 months	1,472	738
24 to 36 months	1,488	612
36 to 48 months	1,505	612
48 to 60 months	1,391	575
Thereafter	3,234	732
Total lease payments	10,510	4,213
Less imputed interest	(2,559)	(1,012)
Total	$7,951	$3,201

For the year ended December 31, 2018, and under legacy lease accounting (ASC 840), future minimum lease payments under non-cancellable leases as of December 31, 2018 were expected to be as follows:

	Operating	Finance
	Leases	Leases
2019	$1,453	$927
2020	1,387	881
2021	1,430	580
2022	1,443	548
2023	1,459	548
Thereafter	4,101	1,143
Total lease payments	11,273	4,627
Less imputed interest		(1,230)
Total		$3,397

The following table presents certain information related to lease terms and discount rates for leases as of September 29, 2019:

	Operating	Finance
	Leases	Leases
Weighted-average remaining lease term (years)	7.3	5.4
Weighted-average discount rate (percentage)	8.0	10.3

(5)	Revenue from Contracts with Customers

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

The majority of our contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $24,263,000 of remaining performance obligations as of September 29, 2019, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 15% of our remaining performance obligations as revenue in 2019, 64% in 2020 and the balance thereafter.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Sypris Technologies – transferred point in time	$15,654	$14,852	$48,673	$44,686
Sypris Electronics – transferred point in time	1,388	1,510	3,847	3,664
Sypris Electronics – transferred over time	5,217	4,739	13,747	15,664
	$22,259	$21,101	$66,267	$64,014

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of September 29, 2019 and December 31, 2018 were $1,214,000 and $839,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of September 29, 2019 and December 31, 2018, contract liabilities were $9,616,000 and $8,369,000, respectively, and are included within accrued liabilities in the consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $2,408,000 and $5,035,000 during the three and nine months ended September 29, 2019, respectively. The Company recognized revenue from contract liabilities of $543,000 and $1,614,000 during the three and nine months ended September 30, 2018, respectively.

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

As a result of these initiatives, the Company recorded charges of $391,000, or $0.02 per share, and $1,088,000, or $0.05 per share, during the first nine months of 2019 and 2018, respectively, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the consolidated statement of operations. All amounts incurred were recorded within Sypris Technologies. The charges for the first nine months of 2019 were primarily related to mothball costs associated with the closed facility. The charges for the first nine months of 2018 included $254,000 for equipment relocation costs and $834,000 for other costs, primarily related to mothball costs associated with the closed facility.

		Costs Incurred
		Nine Months	Total	Remaining
	Total	Ended	Recognized	Costs to be
	Program	Sept. 29, 2019	to date	Recognized
Severance and benefit related costs	$1,350	$0	$1,350	$0
Asset impairments	188	0	188	0
Equipment relocation costs	1,826	38	1,826	0
Other	1,677	353	1,428	249
	$5,041	$391	$4,792	$249

The Company expects to incur additional pre-tax costs of approximately $249,000 within Sypris Technologies, the majority of which is expected to be cash expenditures.

The following assets have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

	September 29,	December 31,
	2019	2018
	(Unaudited)
Machinery, equipment, furniture and fixtures	$5,748	$11,207
Accumulated depreciation	(4,460)	(9,733)
Property, plant and equipment, net	$1,288	$1,474

(7)	Other Expense (Income), Net

During the nine months ended September 29, 2019, the Company recognized a gain of $1,500,000 as a result of a settlement agreement with one of its customers to resolve various outstanding disputes between the two parties. As a result of the agreement, the customer paid the Company $1,500,000 in compensation during the three months ended September 29, 2019. Additionally, the Company recognized a net gain of $467,000 for the nine months ended September 29, 2019 related to the sale of idle assets, which was offset by pension expense of $743,000.

Subsequent to the transfer of production from the Broadway Plant, the primary water supply and sprinkler pipes within the facility suffered freeze damage during an extended period of extreme cold temperatures. The Company and its insurer reached a full and final settlement agreement with respect to the claim during the second quarter of 2018. During the nine months ended September 30, 2018, the Company received insurance proceeds of $2,447,000 and recognized an insurance recovery gain of $2,275,000, net of expenses incurred for claim related expenses. Additionally, the Company recognized a net loss of $241,000 related to the sale of certain idle assets and pension expense of $483,000 for the nine months ended September 30, 2018.

(8)	Stock-Based Compensation

During the nine months ended September 29, 2019, the Company granted options to purchase 691,000 shares of our common stock under a long-term incentive program. The options have a five-year term and cliff vest at three years of service. The grants did not have a significant impact on the Company’s consolidated financial statements during the three and nine months ended September 29, 2019.

(9)	Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and nine months ended September 29, 2019 and September 30, 2018, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Loss attributable to stockholders:
Net loss as reported	$(1,557)	$(2,336)	$(3,090)	$(3,317)
Less distributed and undistributed earnings allocable to restricted award holders	0	0	0	0
Less dividends declared attributable to restricted award holders	0	0	0	0
Net loss allocable to common stockholders	$(1,557)	$(2,336)	$(3,090)	$(3,317)

Loss per common share attributable to stockholders:
Basic	$(0.07)	$(0.11)	$(0.15)	$(0.16)
Diluted	$(0.07)	$(0.11)	$(0.15)	$(0.16)

Weighted average shares outstanding – basic	20,941	20,555	20,829	20,497
Weighted average additional shares assuming conversion of potential common shares	0	0	0	0
Weighted average shares outstanding – diluted	20,941	20,555	20,829	20,497

(10)	Inventory

Inventory consists of the following (in thousands):

	September 29,	December 31,
	2019	2018
	(Unaudited)
Raw materials	$14,548	$12,354
Work in process	6,620	6,331
Finished goods	1,220	1,313
Reserve for excess and obsolete inventory	(1,822)	(1,414)
Total	$20,566	$18,584

(11)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 29,	December 31,
	2019	2018
	(Unaudited)
Land and land improvements	$219	$219
Buildings and building improvements	11,238	11,178
Machinery, equipment, furniture and fixtures	62,816	59,179
Construction in progress	492	2,141
	74,764	72,717
Accumulated depreciation	(61,502)	(58,062)
	$13,262	$14,655

(12)	Debt

Debt outstanding consists of the following (in thousands):

	September 29,	December 31,
	2019	2018
	(Unaudited)
Current:
Current portion of finance lease obligation	$666	$593

Long Term:
Note payable – related party	$6,500	$6,500
Finance lease obligation	2,535	2,804
Less unamortized debt issuance and modification costs	(40)	(51)
Long term debt net of unamortized debt costs	$8,995	$9,253

(13)	Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$15,654	$14,852	$48,673	$44,686
Sypris Electronics	6,605	6,249	17,594	19,328
	$22,259	$21,101	$66,267	$64,014

Gross profit (loss):
Sypris Technologies	$2,514	$1,329	$7,781	$5,366
Sypris Electronics	(188)	(127)	(606)	801
	$2,326	$1,202	$7,175	$6,167

Operating income (loss):
Sypris Technologies	$958	$(129)	$3,554	$550
Sypris Electronics	(886)	(776)	(2,943)	(1,169)
General, corporate and other	(1,084)	(1,109)	(4,033)	(3,563)
	$(1,012)	$(2,014)	$(3,422)	$(4,182)
Income (loss) before taxes:
Sypris Technologies	$589	$(263)	$2,902	$1,971
Sypris Electronics	(900)	(828)	(2,963)	(1,264)
General, corporate and other	(1,214)	(1,210)	(2,881)	(3,903)
	$(1,525)	$(2,301)	$(2,942)	$(3,196)

	September 29,	December 31,
	2019	2018
	(Unaudited)
Total assets:
Sypris Technologies	$31,995	$31,312
Sypris Electronics	25,087	19,208
General, corporate and other	7,149	11,048
	$64,231	$61,568

Total liabilities:
Sypris Technologies	$23,514	$23,644
Sypris Electronics	18,041	15,180
General, corporate and other	9,264	7,910
	$50,819	$46,734

(14)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets as of September 29, 2019 and December 31, 2018 was $571,000 and $582,000, respectively. The Company’s warranty expense for the three and nine months ended September 29, 2019 and September 30, 2018 was not material.

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

The Company is involved in certain litigation, including product liability claims, and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company. Additionally, the Company believes its product liability insurance is adequate to cover all potential product liability claims.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. As of September 29, 2019 and December 31, 2018, no amounts were accrued for any environmental matters.

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

As of September 29, 2019, the Company had outstanding purchase commitments of approximately $9,276,000, primarily for the acquisition of inventory.

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

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with ASC 740, Income Taxes (ASC 740). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on its current forecast, the Company has established a valuation allowance against all but a portion of its net deferred tax assets. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and a portion of its non-U.S. tax benefits.

(16)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Service cost	$1	$1	$3	$3
Interest cost on projected benefit obligation	352	329	1,056	987
Net amortizations, deferrals and other costs	167	158	500	474
Expected return on plan assets	(271)	(326)	(813)	(978)
Net periodic benefit cost	$249	$162	$746	$486

The net periodic benefit cost of the defined benefit pension plans incurred during the three and nine-month periods ended September 29, 2019 and September 30, 2018 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Service cost:
Selling, general and administrative expenses	$1	$1	$3	$3
Other net periodic benefit costs:
Other expense (income), net	248	161	743	483
Total	$249	$162	$746	$486

(17)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 29,	December 31,
	2019	2018
	(Unaudited)
Foreign currency translation adjustments	$(10,993)	$(10,967)
Employee benefit related adjustments – U.S., net of tax	(14,177)	(14,177)
Employee benefit related adjustments – Mexico, net of tax	302	302

Accumulated other comprehensive loss	$(24,868)	$(24,842)

(18)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at September 29, 2019 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

The oil and gas markets, served by our Tube Turns® brand of engineered product lines, have strengthened along with the overall economy, and domestic pipeline projects continue to be active with U.S. domestic gas and oil production increasing in 2018 and the first nine months of 2019. We are committed to exploring new product developments and potential new markets, which will be an increasing area of focus for the Company going forward.

We are pursuing new business in a wide variety of markets from light automotive to refrigeration valves to new energy related product lines to achieve a more balanced portfolio across our customers, markets and products. We have recently announced new program awards in each of these markets that have contributed to revenue growth for Sypris Technologies in 2018 and the first nine months of 2019. We believe these opportunities provide a solid multi-year foundation for growth and that additional prospective business may result in increased revenue going forward to help offset the anticipated short-term cyclical decrease in production volumes in the commercial vehicle market.

Sypris Electronics Outlook

In the past few years, we have faced challenges within Sypris Electronics, including the emergence of new competitors to our manufacturing capabilities.

However, in 2018 and 2019, we announced new program awards for Sypris Electronics that contributed to revenue in 2019, with certain programs continuing into 2020. In addition to program awards related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded programs related to the communication and navigation markets which align with our advanced capabilities for delivering products for complex, high cost of failure platforms. Full year appropriations for FY 2019 were enacted for all remaining U.S. government agencies and the President proposed a FY 2020 budget requesting nearly $750 billion for national security, which is expected to support program growth and market expansion for the remainder of 2019 for aerospace and defense participants. We expect to compete for follow-on business opportunities on future builds of several existing programs, as our competitiveness is enhanced by the reduction in our overhead structure following our relocation into a new manufacturing facility at the beginning of 2017.

In the near term, certain electronic component shortages and extensive lead-time issues are prevalent in many of the segments in the electronic manufacturing industry that we serve. This had a negative impact on our segment revenues and gross profit in the first nine months of 2019. We are working with our customers to qualify alternative components or suppliers to mitigate the impact on our business. We expect that these issues will be resolved for some component shortages in the next 3 months, but these and other shortages may persist as a challenge throughout 2020. The majority of our aerospace and defense programs require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. As a result, there can be no assurance that we will be successful in addressing these shortages and issues.

Results of Operations

The tables below compare our segment and consolidated results for the three and nine month periods of operations of 2019 to the three and nine month periods of operations of 2018. The tables present the results for each period, the change in those results from 2018 to 2019 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended September 29, 2019 Compared to Three Months Ended September 30, 2018

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	Sept. 29,	Sept. 30,	Favorable	Favorable	Sept. 29,	Sept. 30,
	2019	2018	(Unfavorable)	(Unfavorable)	2019	2018
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$15,654	$14,852	$802	5.4%	70.3%	70.4%
Sypris Electronics	6,605	6,249	356	5.7	29.7	29.6
Total	22,259	21,101	1,158	5.5	100.0	100.0

Cost of sales:
Sypris Technologies	13,140	13,523	383	2.8	83.9	91.1
Sypris Electronics	6,793	6,376	(417)	(6.5)	102.8	102.0
Total	19,933	19,899	(34)	(0.2)	89.6	94.3

Gross profit (loss):
Sypris Technologies	2,514	1,329	1,185	89.2	16.1	8.9
Sypris Electronics	(188)	(127)	(61)	(48.0)	(2.8)	(2.0)
Total	2,326	1,202	1,124	93.5	10.5	5.7

Selling, general and administrative	3,148	2,942	(206)	(7.0)	14.1	13.9
Severance, relocation and other costs	190	274	84	30.7	0.9	1.3
Operating loss	(1,012)	(2,014)	1,002	(49.8)	(4.5)	(9.5)

Interest expense, net	227	231	4	1.7	1.0	1.1
Other expense, net	286	56	(230)	(410.7)	1.3	0.3

Loss before taxes	(1,525)	(2,301)	776	33.7	(6.9)	(10.9)
Income tax expense, net	32	35	3	8.6	0.1	0.2

Net loss	$(1,557)	$(2,336)	$779	33.3	(7.0)%	(11.1)%

Nine Months Ended September 29, 2019 Compared to Nine Months Ended September 30, 2018.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Nine
	Nine Months Ended,		Change	Change	Months Ended
	Sept. 29,	Sept. 30,	Favorable	Favorable	Sept. 29,	Sept. 30,
	2019	2018	(Unfavorable)	(Unfavorable)	2019	2018
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$48,673	$44,686	$3,987	8.9%	73.4%	69.8%
Sypris Electronics	17,594	19,328	(1,734)	(9.0)	26.6	30.2
Total	66,267	64,014	2,253	3.5	100.0	100.0

Cost of sales:
Sypris Technologies	40,892	39,320	(1,572)	(4.0)	84.0	88.0
Sypris Electronics	18,200	18,527	327	1.8	103.4	95.9
Total	59,092	57,847	(1,245)	(2.2)	89.2	90.4

Gross profit (loss):
Sypris Technologies	7,781	5,366	2,415	45.0	16.0	12.0
Sypris Electronics	(606)	801	(1,407)	NM	(3.4)	4.1
Total	7,175	6,167	1,008	16.3	10.8	9.6

Selling, general and administrative	10,206	9,261	(945)	(10.2)	15.4	14.5
Severance, relocation and other costs	391	1,088	697	64.1	0.6	1.7
Operating loss	(3,422)	(4,182)	760	18.2	(5.2)	(6.5)

Interest expense, net	676	665	(11)	(1.7)	1.0	1.0
Other (income), net	(1,156)	(1,651)	(495)	(30.0)	(1.7)	(2.5)

Loss before taxes	(2,942)	(3,196)	254	7.9	(4.5)	(5.0)
Income tax expense, net	148	121	(27)	(22.3)	0.2	0.2

Net loss	$(3,090)	$(3,317)	$227	6.8	(4.7)%	(5.2)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three and nine-month periods ended September 29, 2019 increased $0.8 million and $4.0 million from the prior year comparable periods, respectively. The net revenue growth for the three-month period was primarily attributable to increased energy related product sales of $0.9 million partially offset by a $0.3 million decline in volumes with customers in the commercial vehicle market. Additionally, price increases with one of our commercial vehicle programs implemented during the fourth quarter of 2018 resulted in an increase of $0.3 million for the three months ended September 29, 2019. The net revenue growth for the nine-month period was primarily attributable to increased sales volume of $1.6 million with customers in the commercial vehicle market, increased energy related product sales of $1.4 million and price increases of $1.0 million.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $0.4 million and decreased $1.7 million, respectively, for the three and nine months ended September 29, 2019, from the prior year comparable periods. Revenue for the first nine months of 2019 was partially affected by shortages of certain electronic components and extensive lead-time issues in the electronic manufacturing industry. The first nine months of 2019 was also impacted by shipments accelerated into the fourth quarter of 2018 as the Company planned for the implementation of a new ERP system effective in January.

Gross Profit. Sypris Technologies’ gross profit increased $1.2 million and $2.4 million for the three and nine months ended September 29, 2019. The net increase in volumes contributed to an increase in gross profit of $0.1 million and $0.6 million for the three and nine months ended September 29, 2019, respectively. Additionally, gross profit for the three and nine months ended September 29, 2019 was positively impacted by a price increase on a commercial vehicle program implemented during the fourth quarter of 2018 and improvements in supply and maintenance expense.

Sypris Electronics’ gross profit decreased $0.1 million and $1.4 million for the three and nine months ended September 29, 2019. The decrease in gross profit was primarily as a result of lower than expected volumes during the three and nine month periods, driving an increase in unabsorbed overhead. Program mix also factored into the decrease, as the Company experienced declines on certain higher margin legacy programs. The lower volumes on the legacy programs were partially offset by a new program which launched during 2018 and was in the ramp-up phase for the first half of 2019 impacting margin performance during the ramp up period. Gross profit was further impacted during the three and nine months ended September 29, 2019 by a $0.3 million physical inventory adjustment and additional excess and obsolete inventory reserves of $0.1 million and $0.3 million for the three and nine month periods, respectively.

Selling, General and Administrative. Selling, general and administrative expense increased by $0.2 million and $0.9 million for the three and nine month periods ended September 29, 2019, respectively, as compared to the same periods in 2018. The increase is primarily as a result of additional professional fees associated with the restatement of the Company’s first quarter Form 10-Q, consultation costs associated with the Company’s new ERP implementation effective in January and higher employee medical insurance claim expenses during the period as compared to the prior year period.

Other Expense (Income), Net. The Company recognized other income, net of $1.2 million for the nine months ended September 29, 2019 compared to $1.7 million for the nine months ended September 30, 2018. During the nine months ended September 29, 2019, the Company recognized a gain in other income of $1.5 million related to a settlement agreement reached with one of its customers during the period (see Note 7). Additionally, the Company recognized a net gain of $0.5 million related to the sale of idle assets, offset by pension expense of $0.7 million.

During the nine months ended September 30, 2018, the Company recognized an insurance recovery gain of $2.3 million related to proceeds received related to damage sustained at one of its plants (see Note 7). Additionally, the Company recognized a net loss of $0.2 million related to the sale of idle assets and pension expense of $0.5 million.

Income Taxes. The Company’s income tax expense for the three and nine month periods ended September 29, 2019 and September 30, 2018 consists primarily of currently payable state and local income taxes on domestic operations and foreign income taxes on one of its Mexican subsidiaries.

The Company currently maintains a valuation allowance against its domestic deferred tax assets and a material portion of its foreign deferred tax assets as of September 29, 2019. The Company intends to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given the recent earnings and anticipated future earnings for its Mexican operation, we believe that there is a reasonable possibility that, within the next 12 months, sufficient positive evidence may become available to allow management to reach a conclusion that up to approximately $3.5 million of the valuation allowance against foreign deferred tax assets will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period the release is recorded. However, the exact timing and amount of any valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to achieve.

Liquidity, Capital Resources

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6.5 million in principal as of September 29, 2019 and December 31, 2018 (the “Note”). GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of September 29, 2019, our principal commitment under the Note was $2.5 million due on April 1, 2021, $2.0 million on April 1, 2023 and the balance on April 1, 2025. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2021 and 2023, and provide for a first security interest in substantially all of the Company’s assets, including those in Mexico.

Finance Lease Obligations. On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215 million Mexican Pesos, or approximately $12.2 million in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $2.5 million for the building as of September 29, 2019.

In January 2018, the Company entered into a capital lease for $1.3 million for new production equipment installed at its Sypris Electronics facility during 2017. The balance of the lease obligation as of September 29, 2019 was $0.5 million.

In February 2019, the Company entered into a capital lease for $0.3 million for new machinery at its Sypris Technologies facility in the U.S. The balance of the lease obligation as of September 29, 2019 was $0.2 million.

Purchase Commitments. We had purchase commitments totaling approximately $9.3 million at September 29, 2019, primarily for inventory.

Cash Balance. At September 29, 2019, we had approximately $7.1 million of cash and cash equivalents, of which $2.9 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Cash Flows

Operating Activities. Net cash used by operating activities was $3.1 million in the first nine months of 2019 as compared to $1.1 million in the same period of 2018. The aggregate decrease in accounts receivable in 2019 resulted in an increase in cash of $1.2 million as a result of the timing of shipments primarily within Sypris Electronics. The investment in inventory in the first nine months of 2019 resulted in a usage of cash of $2.5 million. The increase in inventory primarily relates to the new programs for Sypris Electronics. A significant portion of the inventory receipts were funded through prepayments from customers of Sypris Electronics in the second half of 2018. Additionally, there was a decrease in accounts payable during the first nine months of 2019, which resulted in a usage of cash of $3.3 million. Accrued and other liabilities increased during the first nine months of 2019, resulting in a source of cash of $1.9 million, primarily as a result of additional prepayments from customers and a deposit of $0.5 million received during the nine months ended for the sale of idle assets by Sypris Technologies.

Investing Activities. Net cash provided by investing activities was $0.1 million for the first nine months of 2019 as compared to $2.3 million for the first nine months of 2018. Net cash used in investing activities for the first nine months of 2019 included capital expenditures of $0.6 million offset by proceeds of $0.7 million from the sale of idle assets by Sypris Technologies during the period.

Net cash provided by investing activities for the first nine months of 2018 includes $2.3 million from insurance proceeds related to damage sustained at one of its plants from freezing pipes (See Note 7). Additionally, the company received proceeds of $1.4 million from the sale of idle assets by Sypris Technologies during the period. This was partially offset by capital expenditures of $1.3 million during the period.

Financing Activities. Net cash used in financing activities was $0.6 million for the first nine months of 2019 as compared to $0.8 million for the first nine months of 2018. Net cash used in financing activities in the first nine months of 2019 included finance lease payments of $0.5 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

Net cash used in financing activities in the first nine months of 2018 included finance lease payments of $0.7 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in our critical accounting policies during the nine months ended September 29, 2019.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: the quantitative effects of the restatement of our previously issued unaudited consolidated interim financial statements as of and for the quarter ended March 31, 2019; the effectiveness of our internal control over financial reporting and our disclosure controls and procedures; our failure to return to profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or other assets to fund operating losses; our failure to achieve targeted gains and cash proceeds from the anticipated sale of certain equipment; dependence on, retention or recruitment of key employees; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; cost, quality and availability of raw materials such as steel, component parts (especially electronic components), natural gas or utilities; our reliance on a few key customers, third party vendors and sub-suppliers; continued shortages and extensive lead-times for electronic components; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; other potential weaknesses in internal controls over financial reporting and enterprise risk management; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability or environmental claims; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; failure to adequately insure or to identify environmental or other insurable risks; unanticipated or uninsured disasters, losses or business risks; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; the costs of compliance with our auditing, regulatory or contractual obligations; our inability to develop new or improved products or new markets for our products; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; our ability to maintain compliance with the NASDAQ listing standards; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; cyber security threats and disruptions; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and Part II — Item 1A of this Quarterly Report on Form 10-Q.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to provide the quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 4.      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2019 and have concluded that our disclosure controls and procedures were not effective as of September 29, 2019 due to material weaknesses in our internal control over financial reporting as described below.

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

On January 1, 2019, we implemented an ERP system at Sypris Electronics. The implementation resulted in the two material weaknesses identified above. We believe we have developed an appropriate plan to remediate and are in the process of implementing our remediation efforts related to the material weaknesses.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the shares of common stock that were repurchased by the Company – all from its current or former employees – during the third quarter ended September 29, 2019 (dollars in thousands except per share data):

			Total Number of	Maximum
	Total	Average	Shares Purchased	Dollar Value of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased (a)	Share	Plans or Programs	Plans or Programs
7/1/2019 – 7/28/2019	—	$—	—	$—
7/29/2019 – 8/25/2019	3,680	$0.97	—	$—
8/26/2019 – 9/29/2019	17,602	$1.04	—	$—

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	November 12, 2019	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	November 12, 2019	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)