Form 10-K
period 2019-12-31
SYPRIS SOLUTIONS INC
filed 2020-03-19
CIK 864240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

     ☒          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2019.

     ☐          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive	(Registrant’s telephone number,
offices, including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	SYPR	NASDAQ

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) was $8,814,182.

There were 21,309,580 shares of the registrant’s common stock outstanding as of March 10 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 12, 2020 are incorporated by reference into Part III to the extent described therein.

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

Sypris Technologies represented approximately 70% of our net revenues in 2019.

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

We provide our customers with a broad variety of value added solutions, from low-volume prototype assembly to high-volume turnkey manufacturing. Our manufacturing contracts for the aerospace and defense electronics market are generally sole-source by part number. Our customers include large aerospace and defense companies such as Lockheed Martin Corporation (Lockheed Martin), Northrop Grumman Corporation (Northrop Grumman), L3Harris Technologies (L3Harris), Collins Aerospace Systems, BAE Systems (BAE) and Analog Devices, Inc. (ADI).

The engineering and manufacturing of highly complex components for the aerospace and defense industries is a fragmented industry with no dominant player in the market. The industry has continued to grow with more companies developing printed circuit board assembly capabilities and others entering the market via mergers and acquisitions of smaller companies. This competitive business environment, along with the impact of federal government spending uncertainties in the U.S. and the allocation of funds by the U.S. Department of Defense has challenged Sypris Electronics over the past several years.

We announced new program awards for Sypris Electronics that contributed to revenue in 2018 and 2019, with certain programs continuing into 2020. In addition to program awards related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded programs related to the communication and navigation markets which align with our capabilities for delivering products for complex, high cost of failure platforms. The President of the U.S. proposed a Fiscal Year 2020 budget requesting nearly $750 billion for national security, which is expected to support program growth and market expansion during the coming year for aerospace and defense participants.

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

Sypris Electronics accounted for approximately 30% of net revenue in 2019.

Our Markets

Sypris Technologies. The industrial manufacturing markets include automotive, truck and off-highway components and assemblies and specialty closures. The automotive and truck components and assemblies market consists of the original equipment manufacturers, or OEMs, including FCA, Freightliner, GM, Mack, Navistar, PACCAR and Volvo, and an extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. Tier 1 companies represent the primary suppliers to the OEMs and include Meritor, Dana Inc. (Dana), Detroit Diesel Corporation (Detroit Diesel), American Axle & Manufacturing Holdings, Inc. (America Axle) and Transmisiones y Equipos Mecanicos, S.A. de C.V. (Tremec), among others. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components and assemblies, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels. The Company has determined to migrate away from certain of its traditional Tier 1 customers in the commercial vehicle markets, while seeking to replace these customers with mutually beneficial relationships, especially among the heavy truck, off-highway and automotive OEMs, Tier 1 suppliers and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. The customers for our specialty closure products consists primarily of operators and builders of oil and gas pipelines, which are also facing significant pressures to improve quality, reduce costs and defer capital expenditures.

Sypris Electronics Although we believe that our programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense and intelligence priorities, the affordability of our products, changes in or preferences for new or different technologies, general economic conditions, tariffs and other factors may affect the level of funding for existing or proposed programs.

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

Our Customers

Our five largest customers in 2019 were Sistemas Automotrices de Mexico, S.A de C.V. (Sistemas), Detroit Diesel, Northrop Grumman, L3Harris and SubCom, which in the aggregate accounted for 61% of net revenue. Our five largest customers in 2018 were Sistemas, Northrop Grumman, Detroit Diesel, L3Harris and Jamison Products (Jamison), which in the aggregate accounted for 61% of net revenue. In 2019, Sistemas, Detroit Diesel and Northrop Grumman represented approximately 22%, 14% and 11% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2019. In 2018, Sistemas, Northrop Grumman and Detroit Diesel represented approximately 19%, 14% and 14% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2018.

Geographic Areas and Currency Fluctuations

Our operations are located in the U.S. and Mexico. Our Mexican subsidiaries and affiliates are a part of Sypris Technologies and manufacture and sell a number of products similar to those Sypris Technologies produces or previously produced in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have primarily impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiaries, because the vast majority of our transactions are denominated in U.S. dollars. For the years ended December 31, 2019 and 2018, “other income, net” included foreign currency translation gains of $0.2 million and $0.1 million, respectively.

Net revenues from Mexican operations were $40.5 million, or 46%, and $39.7 million, or 45%, of our consolidated net revenues in 2019 and 2018, respectively. In 2019, net income from our Mexican operations was $1.1 million, as compared to our consolidated net loss of $3.9 million. In 2018, net income from our Mexican operations was $1.6 million, as compared to our consolidated net loss of $3.5 million. Revenues from our Mexican operations have grown significantly as a percentage of our consolidated net revenues, especially in connection with the shutdown of the Broadway Plant, which occurred at the end of 2017. You can find more information about our regional operating results, including our export sales, in Note 21 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

We have signed long term supply agreements with Detroit Diesel, Volvo, Tremec and Sistemas. We have also been awarded purchase orders for various products and components from American Axle, Meritor, and Dana. We have launched the Sypris Ultra® axle shaft with Detroit Diesel and have strong interest from others within the customer base who are interested in this patented product. We are continuing to explore other opportunities as they arise and have a significant number of outstanding quotations in progress, but there can be no assurances that our efforts to develop new sources of revenues will be successful.

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

There can be no assurance that supply interruptions, tariffs or price increases will not slow production, delay shipments to our customers or increase costs in the future, any of which could adversely affect our financial results. Delays, interruptions or non-optimal scheduling of production related to interruptions in raw materials supplies can be expected to increase our costs.

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

Employees

As of December 31, 2019, we had a total of 630 employees, of which 456 were engaged in manufacturing, 15 were engaged in sales and marketing, 61 were engaged in engineering and 98 were engaged in administration. Approximately 359 of our employees were covered by collective bargaining agreements with various unions that expire on various dates through 2022. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements expiring within the next 12 months. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. Although we believe overall that relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

Our businesses generally require a higher level of new business revenues in order to operate profitably. We have recently experienced operating losses and may not become profitable if we are unable to execute on management’s plans. We are working to increase our revenues with new and existing customers. However, without near term success, we may be unable to maintain the critical mass of capital investments or talented employees that are needed to succeed in our chosen markets or to maintain our existing facilities, which could result in additional restructuring or exit costs. As we expand our customers and our products, we must also effectively manage a more diverse production schedule to avoid slowing our production output. As we are awarded new products with new customers, we must onboard new operational processes in an effective and efficient manner. There can be no assurance that we will be able to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards” or that these contracts will generate the additional revenue needed to return to profitability.

We depend on a few key customers in challenging industries for most of our revenues.

Our five largest customers in 2019 were Sistemas, Detroit Diesel, Northrop Grumman, L3Harris and SubCom, which in the aggregate accounted for 61% of net revenue. While we have reduced the dependence of Sypris Technologies on certain non-strategic customers, an inability to increase our revenues while effectively controlling our costs would materially adversely affect our business, results of operations and financial condition. In 2020 and beyond, we will need to continue attracting new clients and diversifying our customer base, despite the longer lead times typically required for new programs.

The truck components and assemblies industry has experienced consolidation, credit risk, highly cyclical market demand, labor unrest, rising steel costs, bankruptcy and other obstacles. We expect the North America truck market’s economic climate to deteriorate as compared to 2019. The medium/heavy truck market in North America is expected to be down considerably in 2020, with Class 8 demand down over 30% and Classes 5-7 lower by approximately 10% compared to 2019. In the light vehicle market, light truck demand in 2020 is expected to be comparable to slightly weaker than 2019. The demand for our energy-related products lines, historically, has risen and fallen with the prices of oil and/or natural gas, as our customers’ capital expenditures budgets tend to be dependent upon energy prices. We depend on the continued growth and financial stability of customers in these industries and our core markets, as well as general economic conditions. Adverse changes affecting these customers, markets or economic conditions could harm our operating results.

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

Sypris Electronics serves as a contractor for large aerospace and defense companies such as Northrop Grumman, Lockheed Martin and L3Harris, typically under federally funded programs, which represented approximately 23% and 25% of net revenue in 2019 and 2018, respectively.

Sypris Electronics was adversely affected by declines in the overall government defense market due to the effects of sequestration in the past, and may be further affected if funding for programs in which we participate, either by selling products directly to U.S. government agencies or as a subcontractor to prime contractors such as Northrop Grumman, L3Harris, SubCom, LLC (SubCom) and ADI, is reduced, delayed or cancelled. Our ability to obtain new contract awards also could be negatively affected.

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

●	efforts to increase our manufacturing capacity, maintain quality control systems and launch new programs, especially as we increase production at our Mexico operations;

●	the breakdown or the need for major repairs of critical machinery or equipment, especially as we increase production at our Mexico operations;

●	the risk of warranty and product liability claims, as well as product recalls, if our products fail to perform to specifications or cause property damage, injury or death;

●	inflationary pressures;

●	tariffs or trade restrictions imposed on imports or exports, particularly in the United States and Mexico;

●	increased borrowing due to declines in sales;

●	changes in anticipated product mix and the associated variances in our profit margins;

●	the need to identify and eliminate our root causes of scrap;

●	our ability to achieve expected annual savings or other synergies from past and future business combinations;

●	inventory risks due to forecasting errors, shifts in market demand, the unanticipated loss of future business, or the obsolescence and/or price erosion of raw materials or component parts on hand;

●	any inability to successfully manage growth, contraction or competitive pressures in our primary markets.

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

As of December 31, 2019, we had collective bargaining agreements covering approximately 359 employees (all of which were in Sypris Technologies), or 57% of our total employees. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements expiring within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees in Mexico represented approximately 51% of the Company’s workforce, or 319 employees at December 31, 2019. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

Regulatory

Environmental, natural disasters, health and safety risks could expose us to potential liability.

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

A natural disaster could disrupt our operations, or our customers’ or suppliers’ operations and could adversely affect our results of operations and financial condition. Although we have plans designed to mitigate the impact of natural disasters on our operations, those plans may be insufficient, and any catastrophe may disrupt our ability to manufacture and deliver products to our customers, resulting in an adverse impact on our business and results of operations. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, during December 2019 and the first quarter of 2020, an outbreak of a new strain of coronavirus in Wuhan, China has resulted in travel disruption, trade disruption and has effected certain companies’ operations in China and several other countries. At this point in time, the extent to which the coronavirus may impact our results is uncertain. Infections may become more widespread, including to other countries where we have operations, and travel restrictions may remain or worsen, all of which could lead to reduced demand for our products and services, disruptions in our supply chain, any of which could have a negative impact on our business and operating results. Under our self-insured employee health program, the costs associated with a large number of employees infected could significantly impact our results.

Changes in interest rates and asset returns could increase our pension funding obligations and reduce our profitability.

We have unfunded obligations under certain of our defined benefit pension plans. The valuation of our future payment obligations under the plans and the related plan assets are subject to significant adverse changes if the credit and capital markets cause interest rates and projected rates of return to decline.  Such declines could also require us to make significant additional contributions to our pension plans in the future. A material increase in the unfunded obligations of these plans could also result in a significant increase in our pension expense in the future.

We may incur additional tax expense or become subject to additional tax exposure.

Our provision for income taxes and the cash outlays required to satisfy our income tax obligations in the future could be adversely affected by numerous factors. These factors include changes in the level of earnings in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets and liabilities, changes in our plans to repatriate the earnings of our non-U.S. operations to the U.S. and changes in tax laws and regulations.

In December 2017, the U.S. introduced broad ranging tax reform with the passage of the Tax Cuts and Jobs Act (“Act”) legislation. Among the tax reforms was a reduction of the corporate tax rate from 35% to 21%. Although the tax reform in the U.S. reduced the statutory tax rate to 21% for 2018, the effects of the lower rate were offset in part by the effects of increased nondeductible expenses and the global intangible low taxed income (“GILTI”) provisions which result in a certain amount of foreign earnings being subjected to U.S. tax. Considering the exclusion of foreign subsidiary dividends from taxation in the U.S., we believe the Act will provide some greater flexibility to repatriate future earnings of our foreign operations.

Our income tax returns are subject to examination by federal, state and local tax authorities in the U.S. and tax authorities outside the U.S. The results of these examinations and the ongoing assessments of our tax exposures could also have an adverse effect on our provision for income taxes and the cash outlays required to satisfy our income tax obligations.

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

Other Risks

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statement or comply with applicable regulations could be impaired.

Under Section 404(a) of the Sarbanes-Oxley Act, our management is required, among other things, to assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations.

We previously identified material weaknesses in internal control over financial reporting that pertain to our ERP system conversion that took place on January 1, 2019 involving (1) the ineffective design and implementation of effective controls with respect to the ERP system conversion, and (2) inadequate or ineffective process level and monitoring controls in the area of accounting close and financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Although we believe the material weakness has since been remediated, we cannot assure that the measures we have taken to date, and are continuing to implement, or any measures we may take in the future, will be sufficient to identify or prevent future material weaknesses. If other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

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

Our insurance coverage may be inadequate to cover all significant risk exposures.

We carry a range of insurance policies intended to protect our assets and operations, including general liability insurance and property damage insurance. While we endeavor to purchase insurance coverage appropriate to our risk assessment, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages, and as a result our insurance program may not fully cover us for losses we may incur. In addition, as a result of a number of catastrophic weather and other events in the United States, insurance companies have incurred substantial losses and accordingly in many cases they have substantially reduced the nature and amount of insurance coverage available to the market, have broadened exclusions, and/or have substantially increased the cost of such coverage. It is likely that the tight insurance market will continue into the foreseeable future. Our business requires that we maintain various types of insurance. If such insurance is not available or not available on economically acceptable terms, our business could be materially and adversely affected.

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

The Company also owns a 450,000 square foot facility in Louisville, Kentucky (the “Broadway Plant”), which is included in Assets held for sale as of December 31, 2019.

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

As of March 9, 2020, there were 584 holders of record of our common stock. No cash dividends were declared during 2019 or 2018.

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. We do not anticipate paying dividends in 2020.

There were no shares of common stock repurchased during the three months ended December 31, 2019.

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

Sypris Technologies Outlook

During 2016, the continued strength of the U.S. dollar, the tightening of margins in certain sectors of the commercial vehicle markets and the generally softening of certain key market segments led us to reevaluate the strategic importance of each of our customers to the Sypris Technologies’ long-term success. We have reduced our reliance on certain traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with more diversified, longer-term relationships, especially among the OEMs and others who place a higher value on our innovation, flexibility and core commitment to lean manufacturing principles.

We are pursuing new business in a wide variety of markets from light automotive to new energy related product lines to achieve a more balanced portfolio across our customers, markets and products. We have recently announced new program awards in each of these markets that have contributed to revenue growth for Sypris Technologies in 2018 and 2019.

After two years of record high volumes, the commercial vehicle market softened materially during the fourth quarter of 2019, impacting production rates as customers responded to the demand reduction and balanced inventory levels. We expect this softness to continue in the near term, as industry analysts expect North American Class 8 shipments to decline 29% and Class 4-7 to decline 8% in 2020. Class 8 shipments in the years 2020 through 2022 are expected to be in line with the historical average replacement volume of 240,000 units per year. We believe Sypris Technologies’ recently announced program awards provide a solid multi-year foundation for growth and that additional prospective business may result in increased revenue going forward to help offset the anticipated short-term cyclical decrease in production volumes in the commercial vehicle market.

The oil and gas markets, served by our Tube Turns® brand of engineered product lines, have strengthened along with the overall economy, and domestic pipeline projects continue to be active with U.S. domestic gas and oil production increasing in 2018 and 2019. We are committed to exploring new product developments and potential new markets, which will be an increasing area of focus for the Company going forward.

Sypris Electronics Outlook

In the past few years, we have faced challenges within Sypris Electronics, including the emergence of new competitors to our manufacturing capabilities. Additionally, certain electronic component shortages and extensive lead-time issues are prevalent in many of the segments in the electronic manufacturing industry that we serve. This had a negative impact on our production schedules and margin performance in 2018 and 2019. We have partnered with our customers to qualify alternative components or suppliers and will continue to exercise our supply chain to mitigate the impact on our business. We expect that these issues will be resolved for some component shortages, but overall component shortages may persist as a challenge throughout 2020. The majority of our aerospace and defense programs require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. As a result, there can be no assurance that we will be successful in addressing these shortages and issues.

Despite these challenges, in 2018 and 2019, we announced new program awards for Sypris Electronics that contributed to revenue in 2019, with certain programs continuing into 2020. In addition to program awards related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded programs related to the communication and navigation markets which align with our advanced capabilities for delivering products for complex, high cost of failure platforms. In 2019, the President of the U.S. proposed a FY 2020 budget requesting $750 billion for national security. The President’s budget request addresses various capabilities highlighted in the U.S. National Security Strategy, the National Defense Strategy and the Missile Defense Review. On August 2, 2019, the Bipartisan Budget Act of 2019 was enacted, increasing spending caps under the Budget Control Act (BCA) for FY 2020 and FY 2021, the final two fiscal years covered by the BCA, and suspending the debt ceiling through July 31, 2021. On December 20, 2019, FY 2020 appropriations for all federal agencies were enacted, representing a 3 percent increase from FY 2019. The budget is expected to support program growth and market expansion for 2020 for aerospace and defense participants. We expect to compete for follow-on business opportunities on future builds of several existing programs.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the amounts reported. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. We believe the following critical accounting policies affect our more complex judgments and estimates. We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition for Sypris Technologies, including cost of sales; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective. The following discussion of accounting estimates is intended to supplement the Summary of Significant Accounting Policies presented as Note 1 to our consolidated financial statements in Item 8.

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

Long-lived asset impairment. We perform periodic impairment analysis on our long-lived amortizable assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operations are unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review. The Company did not have any long-lived assets measured at fair value on a nonrecurring basis as of December 31, 2019 or 2018.

Pension Plan Funded Status. Our U.S. defined benefit pension plans are closed to new entrants and only $4,000 of service-related costs was recorded in 2019 related to a small number of participants who are still accruing benefits in the Louisville Hourly and Salaried Plans. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Plan liabilities at December 31, 2019 are based upon a discount rate of 3.15% which reflects the Above Mean Mercer Yield Curve rate as of December 31, 2019 rounded to the nearest 5th basis point. Declining discount rates increase the present value of future pension obligations; a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $0.8 million. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of 3.90% for the Louisville Hourly Plan, 3.85% for the Marion Plan and 3.65% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2019 was appropriate. A change in the assumed rate of return on plan assets of 100 basis points would result in a $0.3 million change in the estimated 2020 pension expense.

At December 31, 2019, we have $13.0 million of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated Other Comprehensive Income and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants.

Based on the current funded status of our U.S. plans, we expect to contribute approximately $0.9 million during 2020, which represents the minimum funding amounts required by federal law.

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

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, ASC 740 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment is largely dependent upon projected near-term profitability including the effects of tax planning. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. We have recorded valuation allowances against deferred tax assets in the U.S. and a portion of deferred tax assets in Mexico where realization has been determined to be uncertain. If we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made.

Results of Operations

We operate in two segments, Sypris Technologies and Sypris Electronics. The table presented below compares our segment and consolidated results of operations from 2019 to 2018. The table presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue.

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

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended		Year Over Year	Year Over Year Percentage	Results as Percentage of Net Revenue for the Year Ended
	December 31,		Change	Change	December 31,
			Favorable	Favorable
	2019	2018	(Unfavorable)	(Unfavorable)	2019	2018
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$61,683	$59,816	$1,867	3.1%	70.2%	68.0%
Sypris Electronics	26,208	28,153	(1,945)	(6.9)	29.8	32.0
Total net revenue	87,891	87,969	(78)	(0.1)	100.0	100.0

Cost of sales:
Sypris Technologies	51,898	52,293	395	0.8	84.1	87.4
Sypris Electronics	26,110	28,104	1,994	7.1	99.6	99.8
Total cost of sales	78,008	80,397	2,389	3.0	88.8	91.2

Gross profit:
Sypris Technologies	9,785	7,523	2,262	30.1	15.9	12.6
Sypris Electronics	98	49	49	100.0	0.4	0.2
Total gross profit	9,883	7,572	2,311	30.5	11.2	8.6

Selling, general and administrative	13,680	10,474	(3,206)	(30.6)	15.5	11.9
Severance, relocation and other costs	509	1,394	885	63.5	0.6	1.6
Operating loss	(4,306)	(4,296)	(10)	(0.2)	(4.9)	(4.9)
Interest expense, net	903	850	(53)	(6.2)	1.0	1.0
Other income, net	(1,256)	(1,436)	(180)	(12.5)	(1.4)	(1.7)
Loss before income taxes	(3,953)	(3,710)	(243)	(6.5)	(4.5)	(4.2)
Income tax benefit, net	(4)	(205)	(201)	(98.0)	0.0	(0.2)
Net loss	$(3,949)	$(3,505)	$(444)	(12.7)	(4.5)%	(4.0)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies increased $1.9 million from the prior year to $61.7 million in 2019. The net revenue growth for the year was primarily attributable to increased energy related product sales of $1.9 million partially offset by a $0.9 million decline in volumes with customers in the commercial vehicle market. Additionally, price increases on one of our commercial vehicle programs implemented during the fourth quarter of 2018 resulted in an increase of $0.9 million for the year. Revenue for Sypris Technologies is expected to decrease slightly in 2020, primarily attributable to the expected decline in the commercial vehicle market partially offset by new program launches.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics decreased $1.9 million to $26.2 million in 2019. Net revenue for Sypris Electronics in 2019 was partially affected by shortages of certain electronic components and extensive lead-time issues in the electronic manufacturing industry. The year ended December 31, 2019 was also impacted by shipments accelerated into the fourth quarter of 2018 as the Company planned for the implementation of a new ERP system effective in January 2019. The majority of the programs that generated revenue in 2018 continued into 2019; however volumes declined on certain programs based on customer demand and government funding. The majority of programs that generated revenue in 2019 will continue to generate revenue into 2020.

Gross Profit. Sypris Technologies’ gross profit improved $2.3 million to $9.8 million in 2019 as compared to $7.5 million in the prior year. The net increase in volumes contributed to an increase in gross profit of $0.4 million for the year ended December 31, 2019. Price increases on a commercial vehicle program implemented during the fourth quarter of 2018 resulted in an increase in gross profit of $0.9 million. Additionally, gross profit for 2019 was positively impacted by improvements in supply, utilities and maintenance expense. These improvements were partially offset during the year by pre-production and ramp up costs on new programs being launched, which led to incremental costs and labor inefficiencies in 2019 that are not expected to repeat in 2020.

Sypris Electronics’ gross profit increased slightly to $0.1 million in 2019. Although revenue was down from the prior year, margins on certain of the new programs improved during 2019 and served to offset the variance attributable to the lower shipment volume. Another factor in the comparative results was the low margin performance of an engineering manufacturing development program that was substantially complete in 2018. The costs associated with the labor inefficiencies and engineering support costs incurred on this program during 2018 did not recur in 2019, thereby improving gross profit.

Selling, General and Administrative. Selling, general and administrative expense increased $3.2 million to $13.7 million in 2019 as compared to $10.5 million in 2018. The prior year amount included a $1.9 million benefit from the resolution of an outstanding disputed legal fee for an amount less than originally charged. Additionally, the Company experienced an increase in professional fees associated with the restatement of the Company’s unaudited interim financial statements in its 2019 first quarter Form 10-Q, consultation costs associated with the Company’s new ERP implementation effective in January 2019 and higher employee medical insurance claim expenses during the year as compared to the prior period.

Severance, Relocation and Other Costs. Severance, relocation and other costs were $0.5 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively. The charges for 2019 were primarily related to mothball costs associated with the closure of the Broadway Plant. The charges for 2018 included $0.4 million in equipment relocation costs and $1.0 million of other costs primarily related to mothball costs associated with the closure of the Broadway Plant (see Note 4 to the consolidated financial statements in this Form 10-K).

Other Income, Net. Other income, net, decreased $0.2 million to $1.3 million for 2019 from $1.4 million in 2018. During 2019, the Company recognized a gain in other income of $1.5 million related to a settlement agreement reached with one of its customers during the year (see Note 5 to the consolidated financial statements in this Form 10-K). Additionally, the Company recognized a net gain of $0.7 million related to the sale of idle assets within Sypris Technologies, offset by pension expense of $1.0 million.

During 2018, the Company recognized an insurance recovery gain of $2.3 million related to proceeds received for damage sustained at the Broadway Plant (see Note 5 to the consolidated financial statements in this Form 10-K). The gain was partially offset by a loss of $0.2 million related to the sale or disposal of idle assets and pension expense of $0.6 million.

Income Taxes. The 2019 income tax provision consists of current tax expense of $0.2 million and a deferred tax benefit of $0.2 million. The current tax expense in 2019 and 2018 includes taxes paid by our Mexican subsidiaries and domestic state income taxes. The 2019 deferred tax benefit includes a $0.2 million benefit recorded due to the required intraperiod tax allocation resulting from the loss from continuing operations and other comprehensive income.

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

The Company currently maintains a valuation allowance against its domestic deferred tax assets and a material portion of its foreign deferred tax assets as of December 31, 2019. The Company intends to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given the recent earnings and anticipated future earnings for its Mexican operation, we believe that there is a reasonable possibility that, within the next 12 months, sufficient positive evidence may become available to allow management to reach a conclusion that up to approximately $3.7 million of the valuation allowance against foreign deferred tax assets will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period the release is recorded. However, the exact timing and amount of any valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to achieve.

Quarterly Results

The following table presents our unaudited condensed consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2019. The quarterly results are presented on a 13-week period basis. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period. The sum of quarterly earnings per share may differ from the full-year amounts due to rounding.

	2019				2018
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue:
Sypris Technologies	$16,141	$16,878	$15,654	$13,010	$14,507	$15,327	$14,852	$15,130
Sypris Electronics	3,423	7,566	6,605	8,614	5,435	7,644	6,249	8,825
Total net revenue	19,564	24,444	22,259	21,624	19,942	22,971	21,101	23,955

Cost of sales:
Sypris Technologies	13,837	13,915	13,140	11,006	12,400	13,397	13,523	12,973
Sypris Electronics	4,867	6,540	6,793	7,910	5,511	6,640	6,376	9,577
Total cost of sales	18,704	20,455	19,933	18,916	17,911	20,037	19,899	22,550

Gross profit (loss):
Sypris Technologies	2,304	2,963	2,514	2,004	2,107	1,930	1,329	2,157
Sypris Electronics	(1,444)	1,026	(188)	704	(76)	1,004	(127)	(752)
Total gross profit	860	3,989	2,326	2,708	2,031	2,934	1,202	1,405

Selling, general and administrative	3,454	3,604	3,148	3,474	3,148	3,171	2,942	1,213
Severance, relocation and other costs	98	103	190	118	509	305	274	306
Operating (loss) income	(2,692)	282	(1,012)	(884)	(1,626)	(542)	(2,014)	(114)
Interest expense, net	217	232	227	227	213	221	231	185
Other expense (income), net	51	(1,493)	286	(100)	(84)	(1,623)	56	215
(Loss) income before tax	(2,960)	1,543	(1,525)	(1,011)	(1,755)	860	(2,301)	(514)
Income tax expense (benefit)	76	40	32	(152)	40	46	35	(326)
Net (loss) income	$(3,036)	$1,503	$(1,557)	$(859)	$(1,795)	$814	$(2,336)	$(188)
(Loss) income per common share:
Basic	$(0.15)	$0.07	$(0.07)	$(0.04)	$(0.09)	$0.04	$(0.11)	$(0.01)
Diluted	$(0.15)	$0.07	$(0.07)	$(0.04)	$(0.09)	$0.04	$(0.11)	$(0.01)

Liquidity and Capital Resources

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6.5 million in principal as of December 31, 2019 and 2018 (the “Note”). GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of December 31, 2019, our principal commitment under the Note was $2.5 million due on April 1, 2021, $2.0 million on April 1, 2023 and the balance on April 1, 2025. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2021 and 2023, and provide for a first security interest in substantially all of the Company’s assets, including those in Mexico (see Note 13 to the consolidated financial statements in this Form 10-K).

Finance Lease Obligations. On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215 million Mexican Pesos, or approximately $12.2 million in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca Sale-Leaseback, the Company has a finance lease obligation of $2.4 million for the building as of December 31, 2019.

In January 2018, the Company entered into a finance lease for $1.3 million for new production equipment installed at its Sypris Electronics facility during 2017. The balance of the lease obligation as of December 31, 2019 was $0.4 million.

In February 2019, the Company entered into a finance lease for $0.3 million for new machinery at its Sypris Technologies facility in the U.S. The balance of the lease obligation as of December 31, 2019 was $0.2 million.

Purchase Commitments. We also had purchase commitments totaling approximately $8.8 million at December 31, 2019, primarily for inventory.

Cash Balance. At December 31, 2019, we had approximately $5.1 million of cash and cash equivalents, of which $2.4 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We expect existing cash and cash flows of operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as capital expenditures, for at least the next 12 months.

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

Cash Flows from Operating, Investing and Financing Activities

Operating Activities. Net cash used by operating activities was $5.8 million in 2019, as compared to net cash provided of $1.9 million in 2018. The aggregate decrease in accounts receivable in 2019 resulted in a source of cash of $2.4 million due to lower shipments in the fourth quarter of 2019. The investment in inventory in 2019 resulted in a usage of cash of $2.8 million. The increase in inventory primarily relates to new programs for Sypris Electronics. Accounts payable decreased in 2019, resulting in a usage of cash of $4.1 million. Additionally, accrued and other liabilities decreased during 2019 resulting in a usage of cash of $1.0 million primarily as a result of a decrease in unearned revenue.

Investing Activities. Net cash provided by investing activities was $1.0 million in 2019 as compared to $1.6 million in 2018. Net cash provided by investing activities for the year ended December, 31, 2019 includes proceeds of $1.9 million from the sale of idle assets by Sypris Technologies during the period partially offset by capital expenditures of $0.9 million.

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

Financing Activities. Net cash used in financing activities was $0.8 million in 2019 as compared to $0.9 million in 2018. Net cash used in financing activities in 2019 included finance lease payments of $0.6 million and payments of $0.2 million for minimum statutory tax withholdings on stock-based compensation. Net cash used in financing activities in 2018 included finance lease payments of $0.8 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

Off-Balance Sheet Arrangements

On December 31, 2019, we had no material off-balance sheet arrangements.

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

Item 8.     Financial Statements and Supplementary Data

SYPRIS SOLUTIONS, INC.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Sypris Solutions, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Louisville, Kentucky

March 19, 2020

 SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year ended December 31,
	2019	2018

Net revenue	$87,891	$87,969
Cost of sales	78,008	80,397
Gross profit	9,883	7,572

Selling, general and administrative	13,680	10,474
Severance, relocation and other costs	509	1,394
Operating loss	(4,306)	(4,296)

Interest expense, net	903	850
Other income, net	(1,256)	(1,436)
Loss before income taxes	(3,953)	(3,710)
Income tax benefit, net	(4)	(205)
Net loss	$(3,949)	$(3,505)

Loss per common share:
Basic	$(0.19)	$(0.17)
Diluted	$(0.19)	$(0.17)

Cash dividends per common share	$0.00	$0.00

Weighted average shares outstanding:
Basic	20,865	20,512
Diluted	20,865	20,512

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2019	2018

Net loss	$(3,949)	$(3,505)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $104 and tax benefit of $18 in 2019 and 2018, respectively	344	(52)
Employee benefit related, net of tax expense of $136 and $230 in 2019 and 2018, respectively	447	761
Other comprehensive income	791	709
Comprehensive loss	$(3,158)	$(2,796)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,095	$10,704
Accounts receivable, net	7,444	9,881
Inventory, net	20,784	18,584
Other current assets	4,282	4,755
Assets held for sale	2,233	1,474
Total current assets	39,838	45,398

Property, plant and equipment, net	11,675	14,655
Operating lease right-of-use assets	7,014	0
Other assets	1,529	1,515
Total assets	$60,056	$61,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,346	$13,427
Accrued liabilities	12,495	14,965
Operating lease liabilities, current portion	841	0
Finance lease obligations, current portion	684	593
Total current liabilities	23,366	28,985

Note payable – related party	6,463	6,449
Operating lease obligations, net of current portion	6,906	0
Finance lease obligations, net of current portion	2,351	2,804
Other liabilities	7,539	8,496
Total liabilities	46,625	46,734

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,324,618 shares issued and 21,298,426 outstanding in 2019 and 21,414,374 shares issued and 21,398,182 outstanding in 2018	213	214
Additional paid-in capital	154,702	154,388
Accumulated deficit	(117,433)	(114,926)
Accumulated other comprehensive loss	(24,051)	(24,842)
Treasury stock, 26,192 and 16,192 shares in 2019 and 2018, respectively	0	0
Total stockholders’ equity	13,431	14,834
Total liabilities and stockholders’ equity	$60,056	$61,568

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,949)	$(3,505)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,671	2,648
Deferred income taxes	(260)	(509)
Non-cash compensation	469	637
Deferred loan costs amortized	11	14
Insurance recovery gain	0	(2,275)
Settlement gain	0	(1,890)
Net (gain) loss on sale of assets	(654)	249
Provision for excess and obsolete inventory	616	520
Non-cash lease expense	650	0
Other noncash items	(69)	278
Contributions to pension plans	(382)	(77)
Changes in operating assets and liabilities:
Accounts receivable	2,425	(612)
Inventory	(2,823)	(2,857)
Prepaid expenses and other assets	560	(1,163)
Accounts payable	(4,066)	2,948
Accrued and other liabilities	(1,019)	7,486
Net cash (used in) provided by operating activities	(5,820)	1,892

Cash flows from investing activities:
Capital expenditures	(859)	(2,051)
Proceeds from sale of assets	1,858	1,380
Insurance proceeds for recovery of property damage, net	0	2,275
Net cash provided by investing activities	999	1,604

Cash flows from financing activities:
Finance lease payments	(632)	(829)
Indirect repurchase of shares for minimum statutory tax withholdings	(156)	(107)
Net cash used in financing activities	(788)	(936)
Net (decrease) increase in cash and cash equivalents	(5,609)	2,560
Cash and cash equivalents at beginning of year	10,704	8,144
Cash and cash equivalents at end of year	$5,095	$10,704

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease obligations	$269	$-

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

Accumulated

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2018 balance	21,422,077	$214	$153,858	$(111,591)	$(25,551)	$0
Net loss	0	0	0	(3,505)	0	0
Adoption of new accounting standard	0	0	0	170	0	0
Employee benefit related, net of tax	0	0	0	0	761	0
Foreign currency translation adjustment, net of tax	0	0	0	0	(52)	0
Noncash compensation	42,000	0	637	0	0	0
Retire treasury stock	(65,895)	0	(107)	0	0	0
December 31, 2018 balance	21,398,182	$214	$154,388	$(114,926)	$(24,842)	$0
Net loss	0	0	0	(3,949)	0	0
Adoption of new accounting standard	0	0	0	1,442	0	0
Employee benefit related, net of tax	0	0	0	0	447	0
Foreign currency translation adjustment, net of tax	0	0	0	0	344	0
Noncash compensation	60,000	0	469	0	0	0
Treasury stock	(10,000)	0	0	0	0	0
Retire treasury stock	(149,756)	(1)	(155)	0	0	0
December 31, 2019 balance	21,298,426	$213	$154,702	$(117,433)	$(24,051)	$0

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Nature of Business

Sypris is a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. The Company produces a wide range of manufactured products, often under multi-year, sole-source contracts with corporations and government agencies. The Company offers such products through its two business segments, Sypris Technologies, Inc. (“Sypris Technologies”) and Sypris Electronics, LLC (“Sypris Electronics”). Sypris Technologies derives its revenue primarily from the sale of forged, machined, welded and heat-treated steel components primarily for the heavy commercial vehicle and high-pressure energy pipeline applications. Sypris Electronics derives its revenue primarily from circuit card and box build manufacturing, high reliability manufacturing and systems assembly and integration. Most products are built to the customer’s design specifications. The Company also provides engineering design services and repair or inspection services. See Note 21 for additional information regarding our segments.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is generally computed using the straight-line method over their estimated economic lives. For land improvements, buildings and building improvements, the estimated economic life is generally 40 years. Estimated economic lives range from three to fifteen years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of their economic life or the respective lease term using the straight-line method. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. Also included in plant and equipment are assets under finance lease, which are stated at the present value of minimum lease payments.

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

Leases

Our lease portfolio represents leases of real estate, including manufacturing, assembly and office facilities, while the remainder represents leases of personal property, including manufacturing and information technology equipment. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. Generally, we use our incremental borrowing rate in determining the present value of lease payments, unless the implicit rate is readily available.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2019 and 2018, was $569,000 and $582,000, respectively. The Company’s warranty expense for the years ended December 31, 2019 and 2018 was $156,000 and $136,000, respectively.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 27% of accounts receivable outstanding at December 31, 2019 is due from two customers. More specifically, SubCom and Detroit Diesel comprise 17% and 10%, respectively, of December 31, 2019 outstanding accounts receivables. Approximately 40% of accounts receivable outstanding at December 31, 2018 is due from two customers. More specifically, Northrop Grumman Corporation (Northrop Grumman) and Sistemas Automotrices de Mexico, S.A. de C. V. (Sistemas) comprise 22% and 18%, respectively, of December 31, 2018 outstanding accounts receivables.

The Company’s largest customers for the year ended December 31, 2019 were Sistemas, Detroit Diesel and Northrop Grummon, which represented approximately 22%, 14% and 11%, respectively, of the Company’s total net revenue. Detroit Diesel and Sistemas are both customers within the Sypris Technologies segment and Northrop Grummon is a customer within the Sypris Electronics segment. Sistemas, Northrop Grummon and Detroit Diesel were the Company’s largest customers for the year ended December 31, 2018, which represented approximately 19%, 14% and 14%, respectively, of the Company’s total net revenue. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2019 or 2018.

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

Collective Bargaining Agreements

Approximately 359, or 57% of the Company’s employees, all within Sypris Technologies, were covered by collective bargaining agreements at December 31, 2019. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements expiring within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees represented approximately 51% of the Company’s workforce, or 319 employees as of December 31, 2019.

Recently Issued Accounting Standards

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company adopted this update beginning on January 1, 2019 using the alternative modified retrospective transition method and will not recast comparative periods in transition to the new standard. In addition, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and nonlease components for all classes of underlying assets. We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of right-of-use assets (ROU) of approximately $7,664,000 and lease liabilities of operating leases of approximately $8,549,000. The implementation decreased the accumulated deficit by $1,442,000, which was primarily due to the recognition of the remaining deferred gain related to the operating lease portion on a 2016 sale-leaseback directly into the accumulated deficit. There was no material impact to our consolidated statements of operations or cash flows as a result of the adoption of ASC 842. See Note 2 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The guidance was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Entities are required to make additional disclosures, regardless of whether they elect to reclassify stranded amounts of tax effects. The Company adopted the standard effective January 1, 2019, and has elected to not reclassify the income tax effects of the Tax Act from accumulated other comprehensive loss to accumulated deficit. The adoption of ASU 2018-02 did not have an impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance eliminated certain disclosures about defined benefit plans, added new disclosures, and clarified other requirements. This guidance becomes effective January 1, 2020 and early adoption is permitted. There were no changes to interim disclosure requirements. Adoption of this guidance is not expected to have a material effect on our annual financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures. This guidance is not expected to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. This guidance is intended to simplify various aspects of income tax accounting including the elimination of certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This guidance becomes effective January 1, 2021 and early adoption is permitted. Adoption of this guidance requires certain changes to primarily be made prospectively, with some changes to be made retrospectively. We are currently assessing the impact of this guidance on our consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(2)	Leases

The Company determines if an arrangement is a lease at its inception. The Company has entered into operating leases for real estate and personal property, including manufacturing and information technology equipment. These real estate leases have initial terms which range from 10 to 11 years, and often include one or more options to renew. These renewal terms can extend the lease term by 5 years, and will be included in the lease term when it is reasonably certain that the Company will exercise the option. The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. The lease agreements do not contain any residual value guarantees. Some of the real estate lease agreements include periods of rent holidays and payments that escalate over the lease term by specified amounts. All operating lease expenses are recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets as of December 31, 2019, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets as of December 31, 2019. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $7,664,000 and lease liabilities for operating leases of approximately $8,549,000 on January 1, 2019, and included adjustments for any unamortized lease incentives and prepaid and accrued rent. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at the commencement date based on the present value of lease payments over the lease term. As of December 31, 2019, total right-of-use assets and operating lease liabilities were approximately $7,014,000 and $7,747,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the year ended December 31, 2019.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents information related to lease expense for the year ended December 31, 2019 (in thousands):

Finance lease expense:
Amortization expense	$481
Interest expense	348
Operating lease expense	1,406
Variable lease expense	272
Total lease expense	$2,507

The following table presents supplemental cash flow information related to leases for the year ended December 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,436
Operating cash flows from finance leases	348
Financing cash flows from finance leases	632

The annual future minimum lease payments as of December 31, 2019 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,424	$945
12 to 24 months	1,476	644
24 to 36 months	1,492	612
36 to 48 months	1,509	612
48 to 60 months	1,318	559
Thereafter	2,931	595
Total lease payments	10,150	3,967
Less imputed interest	(2,403)	(932)
Total	$7,747	$3,035

For the year ended December 31, 2018, and under legacy lease accounting (ASC 840), future minimum lease payments under non-cancellable leases as of December 31, 2018 were expected to be as follows:

	Operating	Finance
	Leases	Leases
2019	$1,453	$927
2020	1,387	881
2021	1,430	580
2022	1,443	548
2023	1,459	548
Thereafter	4,101	1,143
Total lease payments	11,273	4,627
Less imputed interest		(1,230)
Total		$3,397

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents certain information related to lease terms and discount rates for leases as of December 31, 2019:

	Operating	Finance
	Leases	Leases
Weighted-average remaining lease term (years)	7.1	5.3
Weighted-average discount rate (percentage)	8.0	10.3

(3)	Revenue from Contracts with Customers

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

The majority of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $8,769,000 of remaining performance obligations as of December 31, 2019, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 41% of our remaining performance obligations as revenue in 2020 and the balance in 2021.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Sypris Technologies – transferred point in time	$61,683	$59,816
Sypris Electronics – transferred point in time	6,201	5,800
Sypris Electronics – transferred over time	20,007	22,353
Net revenue	$87,891	$87,969

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of December 31, 2019 and 2018 were $906,000 and $839,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of December 31, 2019, the contract liabilities balance was $7,504,000, of which $5,769,000 was included within accrued liabilities and $1,735,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2018, the contract liabilities balance was $8,369,000, which was included within accrued liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $5,109,000 and $1,121,000 during the years ended December 31, 2019 and 2018, respectively.

Practical expedients and exemptions

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expense in the consolidated statements of operations.

We do not disclose the value of unsatisfied performance obligations for contracts with original expected lengths of one year or less.

(4)	Exit and Disposal Activities

During 2016, the continued strength of the U.S. dollar, the tightening of margins in certain sectors of the commercial vehicle markets and the generally softening of certain key market segments led the Company to reevaluate the strategic importance of each of its customers to the Company’s long-term success. The Company has reduced its reliance on certain of its traditional Tier 1 customers that represent the primary suppliers to the original equipment manufacturers (“OEMs”) in the commercial vehicle markets, while targeting to replace these customers with more diversified, longer-term relationships, especially among the OEMs, Tier 1 suppliers and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. Among the customer programs not being renewed were (i) a supply agreement with Meritor that expired on January 1, 2017 and (ii) the Company’s business with Eaton, both of which utilized production at the Company’s Broadway Plant.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On February 21, 2017, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which included the relocation of production to other Company facilities, as needed, and/or the closure of the plant. The relocation of production was complete as of the end of 2017. The Company has relocated certain assets from the Broadway Plant to other manufacturing facilities, as needed, to serve its existing and target customer base and identified underutilized or non-core assets, including the Broadway Plant real estate, for disposal.

As a result of these initiatives, the Company recorded charges of $509,000, or $0.02 per share, and $1,394,000, or $0.07 per share, during 2019 and 2018, respectively, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the consolidated statement of operations. All amounts incurred were recorded within Sypris Technologies. The charges for 2019 were primarily related to mothball costs associated with the closed facility. The charges for 2018 included $361,000 for equipment relocation costs and $1,033,000 primarily related to mothball costs associated with the closed facility. A summary of the total pre-tax charges is as follows (in thousands):

		Costs Incurred
		Year	Total	Remaining
	Total	Ended	Recognized	Costs to be
	Program	Dec. 31, 2019	to date	Recognized
Severance and benefit related costs	$1,350	$0	$1,350	$0
Asset impairments	188	0	188	0
Equipment relocation costs	1,826	38	1,826	0
Other	1,609	471	1,546	63
	$4,973	$509	$4,910	$63

The Company expects to incur additional pre-tax costs of approximately $63,000 within Sypris Technologies, all of which is expected to be cash expenditures.

As noted above, management expects to apply proceeds from the sale of underutilized or non-core assets to help fund the costs to transfer additional equipment from the Broadway Plant and the transition of the related production. The following assets have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

	December 31,
	2019	2018
Property, plant and equipment	$13,346	$11,207
Accumulated depreciation	$(11,113)	$(9,733)
Property, plant and equipment, net	$2,233	$1,474

(5)	Other Income, Net

The Company recognized other income of $1,256,000 during the year ended December 31, 2019. During 2019, the Company recognized a gain of $1,500,000 as a result of a settlement agreement with one of its customers to resolve various outstanding disputes between the two parties. As a result of the agreement, the customer paid the Company $1,500,000 in compensation during 2019. Additionally, the Company recognized a net gain of $654,000 in the year ended December 31, 2019 related to the sale of idle assets and foreign currency related gains of $152,000 related to the net U.S. dollar denominated monetary asset position of our Mexican subsidiaries for which the Mexican peso is the functional currency. This was offset by pension expense of $970,000.

The Company recognized other income of $1,436,000 during the year ended December 31, 2018. Subsequent to the transfer of production from the Broadway Plant, the primary water supply and sprinkler pipes within the facility suffered freeze damage during an extended period of extreme cold temperatures. The Company and its insurer reached a full and final settlement agreement with respect to the claim during the second quarter of 2018. During the year ended December 31, 2018, the Company received insurance proceeds of $2,447,000 and recognized an insurance recovery gain of $2,275,000, net of expenses incurred for claim related expenses. Additionally, the Company recognized foreign currency related gains of $21,000, a net loss of $249,000 related to the sale of certain idle assets, and pension expense of $584,000.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(6)	Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2019	2018
Commercial	$7,494	$9,962
Allowance for doubtful accounts	(50)	(81)
Net	$7,444	$9,881

(7)	Inventory

Inventory consists of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$15,139	$12,354
Work in process	$5,889	$6,331
Finished goods	$1,675	$1,313
Reserve for excess and obsolete inventory	$(1,919)	$(1,414)
Total	$20,784	$18,584

(8)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Prepaid expenses	$835	$576
Contract assets	906	839
Other	2,541	3,340
Total	$4,282	$4,755

Included in other current assets are income and VAT taxes refundable, tools, spare parts and other items, none of which exceed 5% of total current assets.

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2019	2018
Land and land improvements	$50	$219
Buildings and building improvements	8,108	11,178
Machinery, equipment, furniture and fixtures	55,520	59,179
Construction in progress	371	2,141
	64,049	72,717
Accumulated depreciation	(52,374)	(58,062)
	$11,675	$14,655

Depreciation expense, including amortization of assets recorded under finance leases, totaled approximately $2,671,000 and $2,648,000 for the years ended December 31, 2019 and 2018, respectively. Capital expenditures included in accounts payable or accrued liabilities were not material at December 31, 2019 and 2018, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Included within property, plant and equipment were assets under finance leases as follows (in thousands):

	December 31,
	2019	2018
Buildings and building improvements	$3,128	$2,995
Machinery, equipment, furniture and fixtures	1,546	1,277
	4,674	4,272
Accumulated depreciation	(1,495)	(976)
	$3,179	$3,296

(10)	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2019	2018
Long term spare parts	$183	$646
Long term deposits	396	507
Pension asset	607	138
Other	343	224
Total	$1,529	$1,515

(11)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Salaries, wages, employment taxes and withholdings	$2,416	$2,019
Employee benefit plans	1,517	1,050
Accrued professional fees	966	821
Income, property and other taxes	355	453
Contract liabilities	5,769	8,369
Deferred gain from sale-leaseback	313	500
Other	1,159	1,753
Total	$12,495	$14,965

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest, and other items, none of which exceed 5% of total current liabilities.

(12)	Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Noncurrent pension liability	$4,026	$4,272
Deferred gain from sale leaseback	1,616	3,093
Other	1,879	1,131
Total	$7,539	$8,496

Upon the adoption of Topic 842 on January 1, 2019, the remaining deferred gain is related to the finance lease portion on a 2016 sale lease-back related and is recognized in proportion to the amortization of the finance lease right-of-use asset. Included in other liabilities are long-term contract liabilities, deferred rent expenses and other items, none of which exceed 5% of total liabilities.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(13)	Debt

Long-term obligations consists of the following (in thousands):

	December 31,
	2019	2018
Current:
Current portion of finance lease obligations	$684	$593

Long Term:
Note payable – related party	$6,500	$6,500
Finance lease obligations	2,351	2,804
Less unamortized debt issuance and modification costs	(37)	(51)
Long term debt and finance lease obligations, net of unamortized debt costs	$8,813	$9,253

The weighted average interest rate for outstanding borrowings at December 31, 2019 and 2018 was 8.0%. The Company had no capitalized interest in 2019 or 2018. Interest paid during the years ended December 31, 2019 and 2018 totaled approximately $526,000 and $526,000, respectively.

Note Payable – Related Party

The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6,500,000 in principal as of December 31, 2019 and 2018. GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year through March 31, 2019 and, thereafter is reset on April 1st of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The maturity dates for the obligation are as follows: $2,500,000 of the obligation on April 1, 2021, $2,000,000 on April 1, 2023, and the balance on April 1, 2025. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2021 and 2023.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company.

Finance Lease Obligations

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca Sale-Leaseback, the Company has a finance lease obligation of $2,421,000 for the building as of December 31, 2019.

In January 2018, the Company entered into a 36-month capital lease for $1,277,000 for new production equipment installed at its Sypris Electronics facility during 2018. The balance of the finance lease obligation as of December 31, 2019 was $384,000.

In February 2019, the Company entered into a 60-month capital lease for $269,000 for new machinery at its Sypris Technologies facility in the U.S. The balance of the finance lease obligation as of December 31, 2019 was $230,000.

(14)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2019 approximates fair value, and is based upon a market approach (Level 2).

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(15)	Employee Benefit Plans

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

The following table details the components of pension (income) expense (in thousands):

	Year ended December 31,
	2019	2018
Service cost	$4	$4
Interest cost on projected benefit obligation	1,407	1,315
Net amortization of actuarial loss	666	632
Expected return on plan assets	(1,103)	(1,363)
Net periodic benefit cost	$974	$588

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

	December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$34,690	$39,179
Service cost	4	4
Interest cost	1,407	1,315
Actuarial (gain) loss	2,835	(2,913)
Benefits paid	(2,886)	(2,895)
Benefit obligation at end of year	$36,050	$34,690

Change in plan assets:
Fair value of plan assets at beginning of year	$30,199	$34,398
Actual return on plan assets	4,043	(1,381)
Company contributions	382	77
Benefits paid	(2,886)	(2,895)
Fair value of plan assets at end of year	$31,738	$30,199
Underfunded status of the plans	$(4,312)	$(4,491)

Balance sheet assets (liabilities):
Other assets	$607	$138
Accrued liabilities	(893)	(357)
Other liabilities	(4,026)	(4,272)
Net amount recognized	$(4,312)	$(4,491)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$24,843	$23,466
Accumulated benefit obligation	24,843	23,466
Fair value of plan assets	19,924	18,838

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31,
2019	2018
Projected benefit obligation and net periodic pension cost assumptions:
Discount rate – projected benefit obligation	3.15%	4.25%
Discount rate – net periodic pension cost	4.25	3.55
Rate of compensation increase	4.00	4.00
Expected long-term rate of return on plan assets	3.65	–	3.90	3.95	–	4.30

Weighted average asset allocation:
Equity securities	18%	16%
Debt securities	78	80
Other	4	4
Total	100%	100%

The fair values of our pension plan assets as of December 31, 2019 are as follows (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)
Asset categories:
Cash and cash equivalents	$2,228	$0
Equity securities:
U.S. Large Cap	1,935	0
U.S. Mid Cap	1,067	0
U.S. Small Cap	609	0
World Equity	2,214	0
Real Estate	546	0
Other	757	0
Fixed income securities	3,394	18,988
Total Plan Assets	$12,750	$18,988

The fair values of our pension plan assets as of December 31, 2018 are as follows (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)
Asset categories:
Cash and cash equivalents	$1,415	$0
Equity securities:
U.S. Large Cap	1,590	0
U.S. Mid Cap	967	0
U.S. Small Cap	489	0
World Equity	1,886	0
Real Estate	458	0
Other	690	0
Fixed income securities	5,237	17,467
Total Plan Assets	$12,732	$17,467

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Investments in our defined benefit plans are stated at fair value. The following valuation methods were used to value our pension assets:

Equity securities	The fair value of equity securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Fixed income securities	The fair value of fixed income securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Cash and cash equivalents	The fair value of cash and cash equivalents is set equal to its cost.

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

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2020 is $893,000, which represents the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2019 and 2018 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 0-55%, fixed income securities ranging 35-100% and non-traditional/other of 0-10% of total investments.

When establishing the expected long-term rate of return on our U.S. pension plan assets, the Company considered historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, the Company concluded that the use of 3.90% for the Louisville Hourly Plan, 3.85% for the Marion Plan and 3.65% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2019 was appropriate.

Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated other comprehensive loss and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants. Accumulated other comprehensive loss at December 31, 2019 includes $13,007,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ending December 31, 2020 is $635,000. The actual loss reclassified from accumulated other comprehensive loss for 2019 and 2018 was $666,000 and $632,000, respectively.

At December 31, 2019, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2020	$2,839
2021	2,782
2022	2,715
2023	2,638
2024	2,571
2025-2029	11,582
Total	$25,127

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company sponsors a defined contribution plan (the “Defined Contribution Plan”) for substantially all domestic employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions up to 3% and provide discretionary contributions. In connection with the matching contributions, the Company recognized compensation expense of approximately $392,000 and $376,000 in 2019 and 2018, respectively.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans totaled approximately $40,000 and $41,000 in 2019 and 2018, respectively. The aggregate benefit plan assets and accumulated benefit obligation of these plans are not significant.

(16)	Commitments and Contingencies

As of December 31, 2019, the Company had outstanding purchase commitments of approximately $8,792,000 primarily for the acquisition of inventory. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by our vendors within a short period of time.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. As of December 31, 2019 and 2018, no amounts were accrued for any environmental matters. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(17)	Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 3,655,088 shares of common stock were registered for issuance under the 2010 Omnibus Plan. On May 19, 2015, the 2010 Omnibus Plan was replaced with the 2015 Omnibus Plan. A total of 3,476,021 shares were registered for issuance under the 2015 Omnibus Plan. Additionally, awards under the 2010 Omnibus Plan that are cancelled without having been fully exercised or vested are available again for new awards under the 2015 Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2019 and 2018 was 1,153,271 and 1,444,771, respectively.

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

Compensation expense is measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. Fair value for restricted shares is equal to the stock price on the date of grant, while the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical Company and industry data to estimate the expected price volatility, the expected option life and the expected dividend yield. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Forfeitures are recorded as they occur. Stock based compensation expense of $469,000 and $637,000 has been recorded in selling, general and administrative expense in the consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively.

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Year ended December 31,
	2019	2018
Expected life (years)	4.0	4.0
Expected volatility	53.9%	51.8%
Risk-free interest rates	2.30%	2.65%
Expected dividend yield	0.0%	0.0%

A summary of the restricted stock activity is as follows:

		Weighted-	Weighted-
		average	average	Aggregate
	Number of	Grant Date	Remaining	Intrinsic
	Shares	Fair Value	Term	Value
Nonvested shares at January 1, 2019	843,000	$1.01
Granted	0	0
Vested	(508,500)	0.99
Forfeited	(10,000)	1.06
Nonvested shares at December 31, 2019	324,500	$1.03	0.61	$253,000

The total fair value of shares vested during 2019 and 2018 was $533,000 and $381,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes option activity for the year ended December 31, 2019:

		Weighted-	Weighted-
		average	average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at January 1, 2019	2,326,250	$1.47
Granted	706,000	1.06
Exercised	0	0
Forfeited	(160,000)	1.48
Expired	(304,500)	2.33
Outstanding at December 31, 2019	2,567,750	$1.26	2.31	$0
Exercisable at December 31, 2019	1,010,500	$1.21	0.41	$0

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2019 and 2018 was $0.46 and $0.69 per share, respectively. There were no options exercised in 2019 or 2018.

As of December 31, 2019, there was $478,000 of total unrecognized compensation cost related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of option shares vested during the years ended December 31, 2019 and 2018 was $318,000 and $184,000, respectively.

(18)	Stockholders’ Equity

As of December 31, 2019 and 2018, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in accordance with the terms of our stockholder rights plan, which expired in October 2011. There are no shares of Series A Preferred Stock currently outstanding, and there are no current plans to issue any such shares.

The holders of our common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2019	2018
Foreign currency translation adjustments, net of tax	$(10,623)	$(10,967)
Employee benefit related adjustments – U.S, net of tax.	(13,544)	(14,177)
Employee benefit related adjustments – Mexico, net of tax	116	302
Accumulated other comprehensive loss	$(24,051)	$(24,842)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Changes in each component of accumulated other comprehensive loss consisted of the following:

			Accumulated
	Foreign	Defined	Other
	Currency	Benefit	Comprehensive
	Translation	Plans	Loss
Balance at January 1, 2018	$(10,915)	$(14,636)	$(25,551)
Currency translation adjustments, net of tax	(52)	0	(52)
Net actuarial gain for the year, net of tax	0	276	276
Amortization for the year, net of tax	0	485	485
Balance at December 31, 2018	$(10,967)	$(13,875)	$(24,842)
Currency translation adjustments, net of tax	344	0	344
Net actuarial loss for the year, net of tax	0	(64)	(64)
Amortization for the year, net of tax	0	511	511
Balance at December 31, 2019	$(10,623)	$(13,428)	$(24,051)

(19)	Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2019	2018
Domestic	$(5,337)	$(5,331)
Foreign	1,384	1,621
Total	$(3,953)	$(3,710)

The components of income tax (benefit) expense are as follows (in thousands):

	Year ended December 31,
	2019	2018
Current:
Federal	$0	$0
State	(14)	2
Foreign	270	302
Total current income tax expense	256	304
Deferred:
Federal	(217)	(191)
State	(23)	(21)
Foreign	(20)	(297)
Total deferred income tax (benefit) expense	(260)	(509)
Income tax (benefit) expense, net	$(4)	$(205)

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As the Company experienced a net loss from operations in the U.S. for the years ended December 31, 2019 and 2018 and other comprehensive income from employee benefit adjustments, the Company has allocated income tax expense against the components of other comprehensive income in 2019 and 2018 using a 23.3% effective tax rate. Income tax benefit for the years ended December 31, 2019 and 2018 includes a benefit of $240,000 and $212,000, respectively due to the required intraperiod tax allocation. Conversely, other comprehensive income for the years ended December 31, 2019 and 2018 includes income tax expense of $240,000 and $212,000, respectively.

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted, which significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company is subject to incremental U.S. tax on GILTI income due to expense allocations required by the U.S. foreign tax credit rules. The Company has elected to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements.

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2019 and 2018 totaled $37,000 and $33,000, respectively. State income tax refunds received in the U.S. during 2019 and 2018 totaled $51,000 and $12,000, respectively. Foreign income taxes paid during 2019 and 2018 totaled $293,000 and $109,000, respectively. There were no foreign refunds received in 2019 and 2018. There were no federal taxes paid in 2019 and 2018. The Company received federal refunds of $92,000 in 2019 and there were no federal refunds received in 2018. At December 31, 2019, the Company had $136,127,000 of federal net operating loss carryforwards available to offset future federal taxable income. The pre-2018 federal net operating loss carryforwards expire in various amounts from 2026 to 2037. Federal net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward period as part of the Tax Act. The indefinite lived net operating loss carryforwards as of December 31, 2019 are approximately $1,769,000.

At December 31, 2019, the Company had $2,537,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida and Kentucky. The pre-2018 state net operating loss carryforwards totaling approximately $2,431,000 expire in various amounts from 2026 to 2037. State net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward The indefinite lived state net operating loss carryforwards as of December 31, 2019 are approximately $106,000.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following is a reconciliation of income tax (benefit) expense to that computed by applying the federal statutory rate to income (loss) before income taxes (in thousands):

	Year ended December 31,
	2019	2018
Federal tax expense at the statutory rate	$(830)	$(779)
Current year permanent differences	257	82
State income taxes, net of federal tax impact	(131)	(118)
Effect of tax rates of foreign subsidiaries	125	154
Currency translation effect on temporary differences	312	189
Change in valuation allowance	(2,377)	358
Intraperiod tax allocation	(240)	(212)
State NOL carryforwards	3,326	320
Other items	(446)	(199)
Income tax (benefit) expense, net	$(4)	$(205)

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

The gross deferred tax asset for the Company’s Mexican subsidiaries was $4,054,000 and $4,434,000 as of December 31, 2019 and 2018, respectively.

Deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Compensation and benefit accruals	$359	$450
Inventory valuation	866	759
Federal and state net operating loss carryforwards	30,591	33,567
Deferred revenue	975	90
Accounts receivable allowance	8	11
Depreciation	85	39
Defined benefit pension plan	591	573
Lease liabilities	1,334	0
Foreign deferred revenue and other provisions	4,054	4,434
Other	661	874
Total	39,524	40,797
Domestic valuation allowance	(34,338)	(36,363)
Foreign valuation allowance	(3,717)	(4,137)
Total deferred tax assets	1,469	297
Deferred tax liabilities:
Right-of-use assets, net	(1,132)	0
Total deferred tax liabilities	(1,132)	0
Net deferred tax asset	$337	$297

The ASC Income Tax topic includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financials. Specifically, the guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits as of December 31, 2019 and 2018 was $200,000. There were no changes to the unrecognized tax benefit balance during the years ended December 31, 2019 and 2018.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

If the Company’s positions are sustained by the taxing authority, the entire balance at December 31, 2019 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, the Company does not have an accrual for the payment of tax-related interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2016 through 2018, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

(20)	Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. All potential common shares were excluded from diluted earnings per share for the years ended December 31, 2019 and 2018 because the effect of inclusion would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Year ended December 31,
	2019	2018
Loss attributable to stockholders:
Net loss as reported	$(3,949)	$(3,505)
Less distributed and undistributed earnings allocable to restricted award holders	0	0
Net loss allocable to common stockholders	$(3,949)	$(3,505)

Loss per common share attributable to stockholders:
Basic	$(0.19)	$(0.17)
Diluted	$(0.19)	$(0.17)
Weighted average shares outstanding – basic	20,865	20,512
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	20,865	20,512

(21)	Segment Information

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company includes the unallocated costs of its corporate office, including the employment costs of its senior management team and other corporate personnel, administrative costs and net corporate interest expense incurred at the corporate level under the caption “General, corporate and other” in the table below. Such unallocated costs include those for centralized information technology, finance, legal and human resources support teams, certain professional fees, director fees, corporate office rent, certain self-insurance costs and recoveries, software license fees and various other administrative expenses that are not allocated to our reportable segments. The unallocated assets include cash and cash equivalents maintained in its domestic treasury accounts and the net book value of corporate facilities and related information systems. The unallocated liabilities consist primarily of the related party notes payable. Domestic income taxes are calculated at an entity level and are not allocated to our reportable segments. Corporate capital expenditures and depreciation and amortization include items attributable to the unallocated fixed assets of the corporate office and related information systems.

The following table presents financial information for the reportable segments of the Company (in thousands):

	Year ended December 31,
	2019	2018
Net revenue from unaffiliated customers:
Sypris Technologies	$61,683	$59,816
Sypris Electronics	26,208	28,153
	$87,891	$87,969
Gross profit:
Sypris Technologies	$9,785	$7,523
Sypris Electronics	98	49
	$9,883	$7,572
Operating income (loss):
Sypris Technologies	$4,257	$3,207
Sypris Electronics	(2,999)	(2,555)
General, corporate and other	(5,564)	(4,948)
	$(4,306)	$(4,296)
Interest expense, net:
Sypris Technologies	$377	$293
Sypris Electronics	63	117
General, corporate and other	463	440
	$903	$850
Other (income) expense, net:
Sypris Technologies	$272	$(1,434)
Sypris Electronics	(33)	0
General, corporate and other	(1,495)	(2)
	$(1,256)	$(1,436)
Income (loss) before income taxes:
Sypris Technologies	$3,609	$4,349
Sypris Electronics	(3,029)	(2,672)
General, corporate and other	(4,533)	(5,387)
	$(3,953)	$(3,710)
Income tax expense (benefit), net:
Sypris Technologies	$250	$5
Sypris Electronics	0	0
General, corporate and other	(254)	(210)
	$(4)	$(205)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year ended December 31,
	2019	2018
Depreciation and amortization:
Sypris Technologies	$1,927	$2,029
Sypris Electronics	506	515
General, corporate and other	238	104
	$2,671	$2,648
Capital expenditures:
Sypris Technologies	$693	$1,311
Sypris Electronics	97	173
General, corporate and other	69	567
	$859	$2,051

	December 31,
	2019	2018
Total assets:
Sypris Technologies	$29,694	$31,312
Sypris Electronics	24,985	19,208
General, corporate and other	5,377	11,048
	$60,056	$61,568
Total liabilities:
Sypris Technologies	$19,989	$23,644
Sypris Electronics	17,416	15,180
General, corporate and other	9,220	7,910
	$46,625	$46,734

The Company’s export sales from the U.S. totaled $7,239,000 and $4,155,000 in 2019 and 2018, respectively. Approximately $40,536,000 and $39,744,000 of net revenue in 2019 and 2018, respectively, and $6,669,000 and $7,162,000 of long lived assets at December 31, 2019 and 2018, respectively, and net assets of $9,899,000 and $6,495,000 at December 31, 2019 and 2018 relate to the Company’s international operations.

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

Remediation of Previously Disclosed Material Weakness

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

In connection with the restatement of Company’s financial statements for the quarter ended March 31, 2019, the Company identified two material weaknesses in internal controls over financial reporting that arose from the new ERP system implementation. The two material weaknesses were:

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

The Audit Committee, the Board of Directors, and management are committed to maintaining a strong internal control environment. As a result, the Company took immediate action in developing and implementing remediation plans to address the material weaknesses outlined above. The remediation efforts included the following:

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

During the fourth quarter of 2019, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result we have concluded the material weakness has been fully remediated and no longer exists as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

Other than the updates and remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We did, however, implement certain changes to our internal control over financial reporting in connection with the implementation of the lease accounting standard and disclosure requirements of Accounting Standards Codification Topic 842. The changes primarily related to the design and implementation of controls related to the preparation and review of the new measurement and disclosure requirements of this new accounting standard.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2019. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we concluded that as of December 31, 2019, Sypris’ internal control over financial reporting is effective based on these criteria.

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

Item 11.     Executive Compensation

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2019 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2019,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	2,567,750	(1)	$1.26	1,153,271	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	2,567,750		$1.26	1,153,271

(1)	Consists of (a) 220,000 outstanding options under the 2010 Omnibus Plan, which plan expired on May 11, 2015 and (b) 2,347,750 under the 2015 Omnibus Plan.

(2)	Shares remaining available for issuance under the 2015 Omnibus Plan.

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

4.2	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.

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

10.10*	Form of Three Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.11*	Form of Four Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.12*	Form of Five Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.13*	Form of Four Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.14*

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

10.17*	Form of Five Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2018 (Commission File No. 000-24020)).

21	Subsidiaries of the Company

23	Consent of Crowe LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2020.

SYPRIS SOLUTIONS, INC.
(Registrant)

/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2020:

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