Form 10-Q
period 2020-04-05
SYPRIS SOLUTIONS INC
filed 2020-05-20
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended April 5, 2020

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

As of May 8, 2020, the Registrant had 21,309,580 shares of common stock outstanding.

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended
	April 5,	March 31,
	2020	2019

Net revenue	$22,425	$19,564
Cost of sales	18,834	18,704
Gross profit	3,591	860
Selling, general and administrative	3,223	3,454
Severance, relocation and other costs	91	98
Operating income (loss)	277	(2,692)
Interest expense, net	227	217
Other expense, net	283	51
Loss before taxes	(233)	(2,960)
Income tax expense, net	72	76
Net loss	$(305)	$(3,036)
Loss per share:
Basic	$(0.01)	$(0.15)
Diluted	$(0.01)	$(0.15)

Weighted average shares outstanding:
Basic	20,988	20,669
Diluted	20,988	20,669
Dividends declared per common share	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended
	April, 5,	March 31,
	2020	2019

Net loss	$(305)	$(3,036)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(1,906)	125

Comprehensive loss	$(2,211)	$(2,911

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	April 5,	December 31,
	2020	2019
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$5,206	$5,095
Accounts receivable, net	8,922	7,444
Inventory, net	19,401	20,784
Other current assets	3,782	4,282
Assets held for sale	2,167	2,233
Total current assets	39,478	39,838
Property, plant and equipment, net	9,687	11,675
Operating lease right-of-use assets	6,727	7,014
Other assets	1,374	1,529
Total assets	$57,266	$60,056
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,686	$9,346
Accrued liabilities	11,624	12,495
Operating lease liabilities, current portion	862	841
Finance lease obligations, current portion	667	684
Note payable – related party, current portion	2,500	0
Total current liabilities	26,339	23,366
Operating lease liabilities, net of current portion	6,672	6,906
Finance lease obligations, net of current portion	2,225	2,351
Note payable – related party	3,967	6,463
Other liabilities	6,756	7,539
Total liabilities	45,959	46,625
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,324,395 shares issued and 21,309,580 outstanding in 2020 and 21,324,618 shares issued and 21,298,426 outstanding in 2019	213	213
Additional paid-in capital	154,789	154,702
Accumulated deficit	(117,738)	(117,433)
Accumulated other comprehensive loss	(25,957)	(24,051)
Treasury stock, 15,038 and 26,192 shares in 2020 and 2019, respectively	0	0
Total stockholders’ equity	11,307	13,431
Total liabilities and stockholders’ equity	$57,266	$60,056

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

(Unaudited)

	Three Months Ended
	April 5,	March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(305)	$(3,036)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	620	691
Stock-based compensation expense	94	111
Deferred loan costs recognized	4	4
Net gain on the sale of assets	(154)	0
Provision for excess and obsolete inventory	40	37
Non-cash lease expense	288	164
Other noncash items	190	(86)
Contributions to pension plans	(34)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(1,478)	758
Inventory	846	(2,486)
Other current assets	(99)	473
Accounts payable	1,474	(1,187)
Accrued and other liabilities	(772)	40
Net cash provided by (used in) operating activities	714	(4,527)
Cash flows from investing activities:
Capital expenditures, net	(453)	(348)
Proceeds from sale of assets	288	0
Net cash used in investing activities	(165)	(348)
Cash flows from financing activities:
Principal payments on finance lease obligations	(143)	(146)
Indirect repurchase of shares of minimum statutory tax withholdings	(7)	(49)
Net cash used in financing activities	(150)	(195)
Effect of exchange rate changes on cash balances	(288)	55
Net increase (decrease) in cash and cash equivalents	111	(5,015)
Cash and cash equivalents at beginning of period	5,095	10,704
Cash and cash equivalents at end of period	$5,206	$5,689

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2019 balance	21,398,182	$214	$154,388	$(114,926)	$(24,842)	$0

Net loss	0	0	0	(3,036)	0	0
Adoption of new accounting standards	0	0	0	1,442	0	0
Foreign currency translation adjustment	0	0	0	0	125	0
Noncash compensation	0	0	111	0	0	0
Retire treasury stock	(43,979)	0	(49)	0	0	0

March 31, 2019 balance	21,354,203	$214	$154,450	$(116,520)	$(24,717)	$0

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2020 balance	21,298,426	$213	$154,702	$(117,433)	$(24,051)	$0

Net loss	0	0	0	(305)	0	0
Foreign currency translation adjustment	0	0	0	0	(1,906)	0
Exercise of stock options	11,154	0	(7)	0	0	0
Noncash compensation	0	0	94	0	0	0

April 5, 2020 balance	21,309,580	$213	$154,789	$(117,738)	$(25,957)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

All references to “Sypris,” the “Company,” “we” or “our” include Sypris Solutions, Inc. and its wholly-owned subsidiaries. Sypris is a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. The Company produces a wide range of manufactured products, often under multi-year, sole-source contracts. The Company offers such products through its two business segments, Sypris Technologies, Inc. (“Sypris Technologies”) and Sypris Electronics, LLC (“Sypris Electronics”) (See Note 11).

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2019 consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The Company’s operations are domiciled in the United States (U.S.) and Mexico, and we serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated.

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three months ended April 5, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2019 as presented in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation.

COVID-19 Assessment

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. While the Company expects the effects of the pandemic to negatively impact its results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the Company’s long-lived asset valuation; inventory valuation; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; and pension plan assumptions. Events and changes in circumstances arising after April 5, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the material components we utilize in the manufacture of the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of our customers to conduct their business and purchase our products; and limitations on the ability of our customers to pay us on a timely basis.

(3)	Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance eliminated certain disclosures about defined benefit plans, added new disclosures, and clarified other requirements. This guidance became effective January 1, 2020. There were no changes to interim disclosure requirements. As this standard relates only to financial disclosures, its adoption did not have an impact to our operating results, financial position or cash flows.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance became effective January 1, 2020 and did not have a material impact on our consolidated financial statements.

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

The Company determines if an arrangement is a lease at its inception. The Company has entered into operating leases for real estate and personal property, including manufacturing and information technology equipment. These real estate leases have initial terms which range from 10 to 11 years, and often include one or more options to renew. These renewal terms can extend the lease term by 5 years, and will be included in the lease term when it is reasonably certain that the Company will exercise the option. The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. The lease agreements do not contain any residual value guarantees. Some of the real estate lease agreements include periods of rent holidays and payments that escalate over the lease term by specified amounts. All operating lease expenses are recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the right-of-use asset is amortized over the lease term.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of April 5, 2020, total right-of-use assets and operating lease liabilities were approximately $6,727,000 and $7,534,000, respectively. As of December 31, 2019, total right-of-use assets and operating lease liabilities were approximately $7,014,000 and $7,747,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three months ended April 5, 2020 and March 31, 2019.

The following table presents information related to lease expense for the three months ended April 5, 2020 and March 31, 2019 (in thousands):

	Three Months Ended
	April 5,	March 31,
	2020	2019
	(Unaudited)
Finance lease expense:
Amortization expense	$120	$111
Interest expense	77	91
Operating lease expense	351	351
Variable lease expense	68	79
Total lease expense	$616	$632

The following table presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended
	April 5,	March 31,
	2020	2019
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$329	$354
Operating cash flows from finance leases	77	91
Financing cash flows from finance leases	143	146

The annual future minimum lease payments as of April 5, 2020 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,428	$927
12 to 24 months	1,480	612
24 to 36 months	1,496	613
36 to 48 months	1,514	607
48 to 60 months	1,244	549
Thereafter	2,623	457
Total lease payments	9,785	3,765
Less imputed interest	(2,251)	(873)
Total	$7,534	$2,892

The following table presents certain information related to lease terms and discount rates for leases as of April 5, 2020:

	Operating	Finance
	Leases	Leases
Weighted-average remaining lease term (years)	6.9	5.1
Weighted-average discount rate (percentage)	8.0	10.3

(5)	Revenue from Contracts with Customers

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

The majority of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $19,068,000 of remaining performance obligations as of April 5, 2020, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 63% of our remaining performance obligations as revenue in 2020, 36% in 2021 and the balance in 2022.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended April 5, 2020 and March 31, 2019 (in thousands):

	April 5,	March 31,
	2020	2019
	(Unaudited)
Sypris Technologies – transferred point in time	$13,717	$16,141
Sypris Electronics – transferred point in time	2,107	682
Sypris Electronics – transferred over time	6,601	2,741
Net revenue	$22,425	$19,564

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of April 5, 2020 and December 31, 2019 were $936,000 and $906,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of April 5, 2019, the contract liabilities balance was $7,176,000, of which $5,811,000 was included within accrued liabilities and $1,365,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2019, the contract liabilities balance was $7,504,000, of which $5,769,000 was included within accrued liabilities and $1,735,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $2,312,000 and $1,344,000 during the three months ended April 5, 2020 and March 31, 2019, respectively.

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

On February 21, 2017, the Board of Directors approved a modified exit or disposal plan with respect to the Broadway Plant, which included the relocation of production to other Company facilities, as needed, and/or the closure of the plant. The relocation of production was complete as of the end of 2017. The Company has relocated certain assets from the Broadway Plant to other manufacturing facilities, as needed, to serve its existing and target customer base and identified underutilized or non-core assets for disposal. Management expects to apply the proceeds from the sale of any underutilized or non-core assets to help fund the costs to transfer any additional equipment from the Broadway Plant. On April 13, 2020, the Company completed the sale of the Broadway Plant real estate for $1,700,000 and recognized a gain of $807,000. Management is currently evaluating options for any remaining assets in the Broadway Plant.

As a result of these initiatives, the Company recorded charges of $91,000, or less than $0.01 per share, and $98,000, or less than $0.01 per share, during the first three months of 2020 and 2019, respectively, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the consolidated statement of operations. All amounts incurred were recorded within Sypris Technologies. The charges for the three months ended April 5, 2020 were primarily related to mothball costs associated with the closed facility.

A summary of the total pre-tax charges is as follows (in thousands):

		Costs Incurred
		Three Months	Total	Remaining
	Total	Ended	Recognized	Costs to be
	Program	April 5, 2020	to date	Recognized
Severance and benefit related costs	$1,350	$0	$1,350	$0
Asset impairments	188	0	188	0
Equipment relocation costs	1,826	0	1,826	0
Other	1,689	91	1,637	52
	$5,053	$91	$5,001	$52

The Company expects to incur additional pre-tax costs of approximately $52,000 within Sypris Technologies, the majority of which is expected to be cash expenditures.

As noted above, management expects to use proceeds from the sale of underutilized or non-core assets to fund costs incurred on the transfer of equipment from the Broadway Plant. The following assets have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

	April 5,	December 31,
	2020	2019
	(Unaudited)
Property, plant and equipment	$13,623	$13,346
Accumulated depreciation	(11,456)	(11,113)
Property, plant and equipment, net	$2,167	$2,233

(7)	Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended April 5, 2020 and March 31, 2019, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended
	April 5,	March 31,
	2020	2019
	(Unaudited)
Loss attributable to stockholders:
Net loss as reported	$(305)	$(3,036)
Less distributed and undistributed earnings allocable to restricted awarded holders	0	0
Less dividends declared attributed to restricted awarded holders	0	0
Net loss allocable to common stockholders	$(305)	$(3,036)
Loss per common share attributable to stockholders:
Basic	$(0.01)	$(0.15)
Diluted	$(0.01)	$(0.15)

Weighted average shares outstanding – basic	20,988	20,669
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	20,988	20,669

(8)	Inventory

Inventory consists of the following (in thousands):

	April 5,	December 31,
	2020	2019
	(Unaudited)
Raw materials	$14,639	$15,139
Work in process	5,332	5,889
Finished goods	1,550	1,675
Reserve for excess and obsolete inventory	(2,120)	(1,919)
Total	$19,401	$20,784

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	April 5,	December 31,
	2020	2019
	(Unaudited)
Land and land improvements	$50	$50
Buildings and building improvements	7,111	8,108
Machinery, equipment, furniture and fixtures	49,198	55,520
Construction in progress	607	371
	56,966	64,049
Accumulated depreciation	(47,279)	(52,374)
	$9,687	$11,675

(10)	Debt

Debt outstanding consists of the following (in thousands):

	April 5,	December 31,
	2020	2019
	(Unaudited)
Current:
Finance lease obligation, current portion	$667	$684
Note payable – related party, current portion	2,500	0
Current portion of long term debt	$3,167	$684

Long Term:
Finance lease obligation	$2,225	$2,351
Note payable – related party	4,000	6,500
Less unamortized debt issuance and modification costs	(33)	(37)
Long term debt net of unamortized debt costs	$6,192	$8,814

(11)	Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	April 5,	March 31,
	2020	2019
	(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$13,717	$16,141
Sypris Electronics	8,708	3,423
	$22,425	$19,564
Gross profit (loss):
Sypris Technologies	$2,493	$2,304
Sypris Electronics	1,098	(1,444)
	$3,591	$860

	Three Months Ended
	April 5,	March 31,
	2020	2019
	(Unaudited)
Operating income (loss):
Sypris Technologies	$1,126	$1,052
Sypris Electronics	408	(2,310)
General, corporate and other	(1,257)	(1,434)
	$277	$(2,692)
Income (loss) before taxes:
Sypris Technologies	$759	$907
Sypris Electronics	399	(2,327)
General, corporate and other	(1,391)	(1,540)
	$(233)	$(2,960)

	April 5,	December 31,
	2020	2019
	(Unaudited)
Total assets:
Sypris Technologies	$26,847	$29,694
Sypris Electronics	24,733	24,985
General, corporate and other	5,686	5,377
	$57,266	$60,056

Total liabilities:
Sypris Technologies	$19,664	$19,989
Sypris Electronics	17,471	17,416
General, corporate and other	8,824	9,220
	$45,959	$46,625

(12)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of April 5, 2020 and December 31, 2019 was $581,000 and $569,000, respectively. The Company’s warranty expense for the three months ended April 5, 2020 and March 31, 2019 was not material.

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

The Company is involved in certain litigation and contract issues arising in the normal course of business. While the outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent therein, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company. Additionally, the Company believes its product liability insurance is adequate to cover all potential liability claims.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. As of April 5, 2020 and December 31, 2019, no amounts were accrued for any environmental matters.

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

On February 17, 2017, several employees (“Lucas Plaintiffs”) of KapStone Charleston Kraft, LLC filed a lawsuit in South Carolina alleging that they had been seriously burned when they opened a hinged closure and a hot tar-like material spilled out. Among other claims, the Lucas Plaintiffs allege that Sypris Technologies, Inc. (“ST”) designed and manufactured the closure, that the closure was defective and that those defects had caused or contributed to their injuries. ST’s motion to dismiss for lack of jurisdiction was denied on February 28, 2020. The Company regards these allegations to be without merit and any damages to be undeterminable at this time. The Company’s general liability insurer has accepted the defense costs. The Company is continuing to vigorously defend the matter.

As of April 5, 2020, the Company had outstanding purchase commitments of approximately $7,977,000, primarily for the acquisition of inventory and manufacturing equipment.

(13)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 21% in 2020 and 2019 and for its foreign operations at a statutory rate of 30% in 2020 and 2019. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with ASC 740, Income Taxes (ASC 740). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on its current forecast, the Company has established a valuation allowance against all U.S. deferred tax assets and a portion of its non-U.S. deferred tax assets. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. and a portion of its non-U.S. tax benefits.

(14)	Employee Benefit Plans

The following table details the components of pension (income) expense (in thousands):

	Three Months Ended
	April 5,	March 31,
	2020	2019
	(Unaudited)
Service cost	$1	$1
Interest cost on projected benefit obligation	352	329
Net amortizations of actuarial loss	166	158
Expected return on plan assets	(270)	(325)
Net periodic benefit cost	$249	$163

The net periodic benefit cost of the defined benefit pension plans incurred during the three-month periods ended April 5, 2020 and March 31, 2019 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	April 5,	March 31,
	2020	2019
	(Unaudited)
Service cost:
Selling, general and administrative expenses	$(1)	$(1)
Other net periodic benefit costs:
Other expense (income), net	(248)	(162)
Total	$(249)	$(163)

(15)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	April 5,	December 31,
	2020	2019
	(Unaudited)
Foreign currency translation adjustments	$(12,529)	$(10,623)
Employee benefit related adjustments – U.S., net of tax	(13,544)	(13,544)
Employee benefit related adjustments – Mexico, net of tax	116	116
Accumulated other comprehensive loss	$(25,957)	$(24,051

(16)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at April 5, 2020 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

(17)	Subsequent Events

There are many uncertainties regarding the current COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended April 5, 2020, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly.

Subsequent to April 5, 2020, the Company reduced production at our operations in response to COVID-19 related government mandates, reduced demand conditions and other operational drivers, primarily in our Sypris Technologies segment. This resulted in temporarily suspending operations on certain production lines with corresponding reductions in headcount or work hours for our employees, primarily at our facility in Toluca, Mexico. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. On April 27, 2020, the Company received approval from the U.S. Small Business Administration (the “SBA”) to fund its request for a loan under the SBA’s Paycheck Protection Program created as part of the CARES Act. In connection with the approval, on May 1, 2020, the Company entered into a promissory note in favor of BMO Harris Bank National Association (“BMO”), as lender, with a principal amount of $3,558,000 pursuant to the Paycheck Protection Program (the “PPP Note”). The PPP Note bears interest at a fixed rate of 1.0% per annum, with the first six months of principal and interest deferred. Beginning in October 2020, the Company expects to make 18 equal payments of principal and interest with the final payment due in April 2022. The PPP Note may be accelerated upon the occurrence of an event of default.

The PPP Note is unsecured and guaranteed by the SBA. The Company may apply for forgiveness of the PPP Note, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the eight-week period beginning upon receipt of PPP Note funds, subject to limitations and calculated in accordance with the terms of the CARES Act. Any forgiveness of the PPP Note shall be subject to approval of the SBA and will require the Company and BMO to apply to the SBA for such treatment in the future. We intend to comply with the necessary requirements to seek forgiveness of all or a portion of the PPP Note, but no assurance can be provided that we will obtain forgiveness of the PPP Note in whole or in part.

On April 13, 2020, the Company completed the sale of the Broadway Plant real estate for $1,700,000 and recognized a gain of $807,000.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. The Company has continued to operate at each location and sought to remain compliant with government regulations imposed due to the COVID-19 pandemic. During periods of lower production, the Company is scheduling and performing certain preventative maintenance procedures on its equipment and is utilizing resources to continue making progress on certain of the strategic initiatives included in the Company’s 2020 annual operating plan. The Company began to experience lower revenue late in the first quarter due to the COVID-19 pandemic, and a more significant impact is expected in the second quarter. While the Company expects the effects of the pandemic will negatively impact its results of operations, cash flows and financial position, management has implemented actions to mitigate the financial impact, to protect the health of its employees and to comply with government regulations at each location. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the material components we utilize in the manufacture of the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of our customers to conduct their business and purchase our products; and limitations on the ability of our customers to pay us on a timely basis.

We are experiencing disruptions in our business as we implement modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time. Certain states and the Mexican government have issued executive orders requiring all workers to remain at home, unless their work is essential. We believe that, based on the various standards published to date, the work our employees are performing for the aerospace and defense, energy and transportation markets is essential. With respect to liquidity, we are evaluating and taking actions to reduce costs and spending across our organization. This includes reducing hiring activities, reducing compensation for our Chairman, President and CEO, certain other senior leadership and corporate personnel and our Board of Directors, and limiting discretionary spending. We have also reduced anticipated spending on capital investment projects and are managing working capital to preserve liquidity during this crisis. In addition to these activities, subsequent to quarter end, the Company secured a $3.6 million term loan with BMO Harris Bank National Association (“BMO”), pursuant to the Paycheck Protection Program (“PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Proceeds from the PPP Loan are expected to be used to retain workers and maintain payroll, make lease payments and utility payments.

While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Sypris Technologies Outlook

After two years of record high volumes, the commercial vehicle market softened materially during the fourth quarter of 2019, impacting production rates as customers responded to the demand reduction and balanced inventory levels. This anticipated cyclical decline, coupled with the impact of the COVID-19 pandemic, is expected to result in a significant decline in North American Class 4-8 shipments in 2020, with Class 8 production dropping as much as 40%. Sypris Technologies has experienced a significant reduction in demand from customers serving the automotive, commercial vehicle, sport utility vehicle and off-highway markets and the significant drop in oil prices has created uncertainty for many of the energy infrastructure projects utilizing the components we produce and sell. Sypris Technologies’ revenue was negatively impacted at the end of the first quarter and a more significant impact is expected in the second quarter. We further believe that revenue will continue to be negatively impacted in periods beyond the second quarter until the COVID-19 pandemic diminishes. We believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as demand for our products in these markets did not decline as dramatically as demand declined in the overall commercial vehicle market. In addition, we believe that demand may recover more quickly in the sport-utility and off-highway markers than the overall commercial vehicle market.

Depressed oil and gas prices coupled with reduced travel, business closures, and other economic impacts related to the COVID-19 pandemic are suppressing near-term oil and natural gas demand, which has adversely impacted the oil and gas markets served by our Tube Turns® brand of engineered product lines. This is causing major pipeline developers to significantly scale back near term capital investments in new pipeline infrastructure. This has resulted in reduced demand for our products. However, the downturn is having less of an impact on existing pipeline development projects, as many have been financed based upon long-term, bilateral contracts.

We will continue to pursue new business in a wide variety of markets from light automotive to new energy related product lines to achieve a more balanced portfolio across our customers, markets and products.

Sypris Electronics Outlook

In accordance with the U.S. Department of Defense (DoD) guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our Sypris Electronics production facility has continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military.

The U.S. Government has taken actions in response to COVID-19 to increase progress payments in new and existing contracts and accelerate contract awards through increased use of Undefinitized Contracting Actions (UCAs) to provide cash flow and liquidity for companies in the Defense Industrial Base, including large prime contractors and smaller suppliers. Certain of the large prime contractors are implementing multiple actions to help support certain suppliers affected by COVID-19, including accelerating payments to businesses, such as Sypris Electronics.

In the past few years, we have faced challenges within Sypris Electronics, including certain electronic component shortages and extensive lead-time manufacturing issues. This had a negative impact on our production schedules and margin performance in 2019. However, these negative impacts did not persist in the first quarter of 2020, as many of the component shortages and issues were resolved. The majority of our aerospace and defense programs require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to exercise our supply chain to mitigate the impact on our business. While the COVID-19 outbreak did not have a material impact on our supply chain in the first quarter of 2020, overall component shortages may become a challenge throughout 2020. As a result, there can be no assurance that we will continue to be successful in addressing these shortages and issues.

Despite the electronic component shortage challenges, in 2019, we announced new program awards for Sypris Electronics, with certain programs continuing into 2020. In addition to program awards related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded programs related to the communication and navigation markets which align with our advanced capabilities for delivering products for complex, high cost of failure platforms.

On February 10, 2020, the U.S. presidential administration submitted the fiscal year (FY) 2021 President’s Budget, requesting $1.34 trillion in total discretionary funding (a U.S. Government fiscal year starts on October 1 and ends on September 30). The FY 2021 budget requests $672 billion for base discretionary national defense spending, the maximum permitted under the Bipartisan Budget Act of 2019 (BBA-19). The total national defense request is $741 billion. The FY 2021 budget requests $705 billion for the DoD. The FY 2021 budget is expected to support program growth and market expansion opportunities for periods beginning late in 2020 and into 2021 for aerospace and defense participants. We expect to compete for follow-on business opportunities on future builds of several existing programs.

Results of Operations

The table below compares our segment and consolidated results for the first quarter of 2020 to the first quarter of 2019. It presents the results for each period, the change in those results from 2019 to 2020 in both dollars and as a percentage, as well as the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended April 5, 2020 Compared to Three Months Ended March 31, 2019

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	April 5,	March 31,	Favorable	Favorable	April 5,	March 31,
	2020	2019	(Unfavorable)	(Unfavorable)	2020	2019

	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$13,717	$16,141	$(2,424)	(15.0)%	61.2%	82.5%
Sypris Electronics	8,708	3,423	5,285	154.4	38.8	17.5
Total	22,425	19,564	2,861	14.6	100.0	100.0

Cost of sales:
Sypris Technologies	11,224	13,837	2,613	18.9	81.8	85.7
Sypris Electronics	7,610	4,867	(2,743)	(56.4)	87.4	142.2
Total	18,834	18,704	(130)	(0.7)	84.0	95.6

Gross profit (loss):
Sypris Technologies	2,493	2,304	189	8.2	18.2	14.3
Sypris Electronics	1,098	(1,444)	2,542	NM	12.6	(42.2)
Total	3,591	860	2,731	317.6	16.0	4.4

Selling, general and administrative	3,223	3,454	231	6.7	14.4	17.6
Severance, relocation and other costs	91	98	7	7.1	0.4	0.5
Operating income (loss)	277	(2,692)	2,969	NM	1.2	(13.7)

Interest expense, net	227	217	(10)	(4.6)	1.0	1.1
Other expense, net	283	51	(232)	(454.9)	1.3	0.3

Loss before taxes	(233)	(2,960)	2,727	92.1	(1.1)	(15.1)
Income tax expense, net	72	76	4	5.3	0.3	0.4

Net loss	$(305)	$(3,036)	$2,731	90.0%	(1.4)%	(15.5)%

Net Revenue. Sypris Technologies primarily derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies decreased 15.0%, or $2.4 million, for the first quarter of 2020 compared to the first quarter of 2019. The net revenue decrease for the quarter was primarily attributable to decreased sales volume of $3.5 million with customers in the commercial vehicle market and a $0.9 million decline in energy related product sales partially offset by growth in the automotive, light truck and sport utility markets of $1.9 million.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $5.3 million to $8.7 million in the first quarter of 2020 compared to $3.4 million in the first quarter of 2019. In the prior year, revenue for the first quarter was negatively impacted by shortages of certain electronic components and extensive lead-time issues in the electronic manufacturing industry. Additionally, the first quarter of 2019 was also impacted by shipments accelerated into the fourth quarter of 2018 as the Company planned for the implementation of a new ERP system effective in January 2019. Many of challenges faced during the prior year with the electronic component shortages have been resolved and production rebounded to more normal run rates during the first quarter of 2020.

Gross Profit. Sypris Technologies’ gross profit increased $0.2 million to $2.5 million in the first quarter of 2020 as compared to $2.3 million in the first quarter of 2019. During 2019, the results for the period were negatively impacted by additional start-up costs on new programs including lower productivity, higher supply consumption and scrap and rework expense. Additionally, utility costs were higher as more production occurred during peak electrical rate periods. Labor productivity improved in the first quarter of 2020 driving lower variable employment costs and controls over supply spend, product quality and utility consumption contributed to increased profitability. These improvements were partially offset by lower contribution margin from the net decrease in sales volume over the prior period. Gross margin for the first quarter of 2020 reached 18.0% as compared to 14.3% in the prior year period.

Sypris Electronics’ gross profit increased $2.5 million to $1.1 million in the first quarter of 2020 as compared to a loss of $1.4 million for the first quarter of 2019. The increase in gross profit was primarily as a result of the growth in revenue during the quarter. Certain programs contributing to the improvement in revenue and gross margin for the comparable periods reached their expected quarterly run rates during the first quarter of 2020 and allowed management to more efficiently balance production and to improve overhead absorption. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the balance of 2020 and price increases on certain programs could contribute to margin expansion beginning in the second quarter. Gross margin for the first quarter of 2020 was 12.6% as compared to a negative gross margin of 42.2% in the prior year.

Selling, General and Administrative. Selling, general and administrative expense decreased $0.2 million to $3.2 million in the first quarter of 2020 as compared to $3.5 million for the same period in 2019 primarily as a result of lower consultation costs associated with the Company’s new ERP implementation effective in January 2019 and a reduction in director fees, which were temporarily suspended effective as of the first quarter of 2020 amid the COVID-19 pandemic. Salary reductions implemented in response to the COVID-19 pandemic were effective as of the beginning of the second quarter and will contribute to lower expense in future periods.

Income Taxes. The Company’s income tax expense for the three months ended April 5, 2020 and March 31, 2019 consists primarily of currently payable state and local income taxes on domestic operations and foreign income taxes on one of its Mexican subsidiaries.

The Company currently maintains a valuation allowance against its domestic deferred tax assets and a material portion of its foreign deferred tax assets as of April 5, 2020. The Company intends to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given the recent earnings and anticipated future earnings for its Mexican operation, we believe that there is a reasonable possibility that, within the next 12 months, sufficient positive evidence may become available to allow management to reach a conclusion that up to approximately $3.7 million of the valuation allowance against foreign deferred tax assets as of December 31, 2019 will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period the release is recorded. However, the exact timing and amount of any valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to achieve.

Liquidity and Capital Resources

Payroll Protection Program. As described above, the Company secured a PPP Loan under the CARES Act after the end of the first quarter of 2020. Proceeds from the PPP Loan are expected to be used to retain workers and maintain payroll, make lease payments and utility payments. The PPP Loan is evidenced by a promissory note in favor of BMO, as lender, with a principal amount of $3.6 million (the “PPP Note”) that bears interest at a fixed annual rate of 1.00%, with the first six months of principal and interest deferred. Beginning in October 2020, the Company expects to make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Note may be accelerated upon the occurrence of an event of default.

The PPP Note is unsecured and guaranteed by the U.S. Small Business Administration. The Company may apply for forgiveness of the PPP Note, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the eight-week period beginning upon receipt of PPP Term Note funds, subject to limitations and calculated in accordance with the terms of the CARES Act. Any forgiveness of the PPP Note shall be subject to approval of the SBA and will require the Company and BMO to apply to the SBA for such treatment in the future. We intend to comply with the necessary requirements to seek forgiveness of all or a portion of the PPP Note, but no assurance can be provided that we will obtain forgiveness of the PPP Note in whole or in part.

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of April 5, 2020 and December 31, 2019 (the “Note”). GFCM is an entity controlled by the Company’s chairman, president and chief executive officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of April 5, 2020, our principal commitment under the Note was $2.5 million due on April 1, 2021, $2.0 million on April 1, 2023 and the balance on April 1, 2025. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2021 and 2023, and provide for a first security interest in substantially all of the Company’s assets, including those in Mexico. During the first quarter of 2020, the Company provided notice to GFCM of its intention to elect to defer the specified portion of the interest payments due on April 6, 2020 and July 6, 2020.

Finance Lease Obligations. On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215 million Mexican Pesos, or approximately $12.2 million in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca Sale-Leaseback, the Company has a capital lease obligation of $2.4 million for the building as of April 5, 2020.

In January 2018, the Company entered into a capital lease for $1.3 million for new production equipment installed at its Sypris Electronics facility during 2017. The balance of the lease obligation as of April 5, 2020 was $0.3 million.

In February 2019, the Company entered into a capital lease for $0.3 million for new machinery at its Sypris Technologies facility in the U.S. The balance of the lease obligation as of April 5, 2020 was $0.2 million.

Purchase Commitments. We had purchase commitments totaling approximately $8.0 million at April 5, 2020, primarily for inventory and manufacturing equipment.

Cash Balance. April 5, 2020, we had approximately $5.2 million of cash and cash equivalents, of which $1.9 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

We have projected that our cash and cash equivalents will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including, but not limited to: (i) the impact of the COVID-19 pandemic and changes in worldwide and U.S. economic conditions (ii) meaningful shortfalls in projected revenue or sales proceeds from underutilized or non-core equipment, (iii) unexpected costs or expenses, and/or (iv) operating difficulties which cause unexpected delays in scheduled shipments, could require us to seek additional funding or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

Cash Flows

Operating Activities. Net cash provided by operating activities was $0.7 million in the first quarter of 2020, as compared to cash used of $4.5 million in the same period of 2019. The aggregate increase in accounts receivable in 2020 resulted in a usage of cash of $1.5 million. The decrease in inventory in 2020 resulted in a source of cash of $0.8 million. The decrease in inventory primarily relates to the expected decline in volumes within the commercial vehicle market in 2020. Additionally, there was an increase in accounts payable during the quarter, providing a source of cash of $1.5 million. Accrued and other liabilities decreased during the first quarter of 2020, resulting in a use of cash of $0.8 million, primarily as a result of a decrease in unearned revenue.

Investing Activities. Net cash used in investing activities was $0.2 million for the first quarter of 2020 as compared to $0.3 million for the first quarter of 2019. Net cash used in investing activities for the first quarter of 2020 included capital expenditures of $0.5 million partially offset by proceeds of $0.3 million from the sale of idle assets by Sypris Technologies during the period. Net cash used in investing activities in the first quarter of 2019 included capital expenditures of $0.3 million. On April 13, 2020, the Company completed the sale of the Broadway Plant real estate and received gross cash proceeds of $1.7 million and recognized a gain of $0.8 million.

Financing Activities. Net cash used in financing activities was $0.2 million for the first quarter of 2020 and was primarily comprised of capital lease payments. Net cash used in financing activities was $0.2 million for the first quarter of 2019 and was comprised of capital lease payments of $0.1 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no significant changes in our critical accounting policies during the three months ended April 5, 2020.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: the impact of COVID-19 and economic conditions on our future operations; possible public policy response to the pandemic, including legislation or restrictions that may impact our operations or supply chain; our ability to comply with the requirements of the SBA and seek forgiveness of all or a portion of the PPP Loan; our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or other assets to fund operating losses; our failure to achieve targeted gains and cash proceeds from the anticipated sale of certain equipment; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; dependence on, retention or recruitment of key employees and distribution of our human capital; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability or environmental claims; our inability to develop new or improved products or new markets for our products; cost, quality and availability of raw materials such as steel, component parts (especially electronic components), natural gas or utilities; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; our inability to regain compliance with the NASDAQ listing standards minimum closing bid price in a timely manner; our reliance on a few key customers, third party vendors and sub-suppliers; continued shortages and extensive lead-times for electronic components; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; other potential weaknesses in internal controls over financial reporting and enterprise risk management; failure to adequately insure or to identify environmental or other insurable risks; unanticipated or uninsured disasters, public health crises, losses or business risks; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; the costs of compliance with our auditing, regulatory or contractual obligations; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; cyber security threats and disruptions; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Item 1A.     Risk Factors

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Except for below, there have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K.

The COVID-19 pandemic could materially adversely affect our financial condition and results of operations.

The novel strain of the coronavirus identified in China in late 2019 (COVID-19) has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. We have manufacturing operations in the U.S. and Mexico, and each of these countries has been affected by the outbreak and taken measures to try to contain it. While we believe that, based on the various standards published to date, the work our employees are performing for the aerospace and defense, energy and transportation markets is essential, there can be no assurance that governmental authorities will not impose restrictions on the operations of our facilities as a result of the COVID-19 pandemic or that our facilities will continue to operate during the pandemic. If our operations or the operations of our suppliers are restricted, we may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may result in unfavorable changes in estimate which may not be fully recoverable or adequately covered by insurance. The ultimate impact and efficacy of government measures and potential future measures is currently unknown.

There is considerable uncertainty regarding the business impacts from such measures and potential future measures. Shelter-in-place orders and other measures, including work-from-home and social distancing policies implemented to protect employees, have resulted in reduced workforce availability at some of our sites, and reduced capacity at some of our vendors and suppliers. Restrictions on our access to or operation of our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, can impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. Similarly, current and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, can also impact our ability to meet demand and could materially adversely affect us. Our customers have experienced, and may continue to experience, disruptions in their operations and supply chains, which can result in delayed, reduced, or canceled orders, or collection risks, and which may adversely affect our results of operations.

The pandemic has significantly increased economic and demand uncertainty. It is likely that the current outbreak and continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. We are currently seeing negative impacts on demand in some of our markets, particularly automotive and oil and gas, and are expecting slowing economic conditions to adversely affect those markets for the balance of 2020. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on our business.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. In addition to the risks specifically described above, the impact of COVID-19 is likely to implicate and exacerbate other risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description

10.1	Promissory Note between BMO Harris Bank N.A. and Sypris Solutions, Inc., dated as of April 30, 2020, executed by Sypris Solutions, Inc. on May 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company Form 8-K filed on May, 6, 2020 (Commission File No. 000-24020)).

10.2	The 2020 Sypris Omnibus Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on April 3, 2020 (Commission File No. 000-24020)).

31(i)-1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i)-2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	May 20, 2020	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	May 20, 2020	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)