Form 10-Q
period 2020-07-05
SYPRIS SOLUTIONS INC
filed 2020-08-13
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended July 5, 2020

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

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☒ Smaller reporting company
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

As of August 9, 2020, the Registrant had 21,379,580 shares of common stock outstanding

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Net revenue	$17,153	$24,444	$39,578	$44,008
Cost of sales	15,150	20,455	33,984	39,159
Gross profit	2,003	3,989	5,594	4,849
Selling, general and administrative	2,830	3,604	6,053	7,058
Severance, relocation and other costs	33	103	124	201
Operating (loss) income	(860)	282	(583)	(2,410)
Interest expense, net	193	232	420	449
Other (income), net	(769)	(1,493)	(486)	(1,442)
(Loss) income before taxes	(284)	1,543	(517)	(1,417)
Income tax expense	64	40	136	116
Net (loss) income	$(348)	$1,503	$(653)	$(1,533)
(Loss) income per share:
Basic	$(0.02)	$0.07	$(0.03)	$(0.07)
Diluted	$(0.02)	$0.07	$(0.03)	$(0.07)

Weighted average shares outstanding:
Basic	21,016	20,875	21,005	20,772
Diluted	21,016	20,875	21,005	20,772
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Net (loss) income	$(348)	$1,503	$(653)	$(1,533)
Other comprehensive income (loss)
Foreign currency translation adjustments	425	87	(1,481)	212
Comprehensive income (loss)	$77	1,590	$(2,134)	$(1,321)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	July 5,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,810	$5,095
Accounts receivable, net	6,376	7,444
Inventory, net	18,485	20,784
Other current assets	4,309	4,282
Assets held for sale	1,230	2,233
Total current assets	38,210	39,838
Property, plant and equipment, net	9,883	11,675
Operating lease right-of-use assets	6,523	7,014
Other assets	1,407	1,529
Total assets	$56,023	$60,056
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,536	$9,346
Accrued liabilities	12,358	12,495
Operating lease liabilities, current portion	919	841
Finance lease obligations, current portion	587	684
Note payable – related party, current portion	2,500	0
Note payable – PPP Loan, current portion	1,581	0
Total current liabilities	24,481	23,366
Operating lease liabilities, net of current portion	6,433	6,906
Finance lease obligations, net of current portion	2,128	2,351
Note payable – related party	3,971	6,463
Note payable – PPP Loan	1,977	0
Other liabilities	5,515	7,539
Total liabilities	44,505	46,625
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,384,618 shares issued and 21,369,580 outstanding in 2020 and 21,324,618 shares issued and 21,298,426 outstanding in 2019	213	213
Additional paid-in capital	154,923	154,702
Accumulated deficit	(118,086)	(117,433)
Accumulated other comprehensive loss	(25,532)	(24,051)
Treasury stock, 15,038 and 26,192 shares in 2020 and 2019, respectively	0	0
Total stockholders’ equity	11,518	13,431
Total liabilities and stockholders’ equity	$56,023	$60,056

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended
	July 5,	June 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net loss	$(653)	$(1,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,259	1,407
Stock-based compensation expense	228	283
Deferred loan costs recognized	7	7
Net gain on the sale of assets	(958)	(477)
Provision for excess and obsolete inventory	125	283
Non-cash lease expense	491	452
Other noncash items	100	(130)
Contributions to pension plans	(34)	(45)
Changes in operating assets and liabilities:
Accounts receivable	1,053	(1,248)
Inventory	1,813	(1,425)
Other current assets	(457)	(1,088)
Accounts payable	(2,697)	(2,457)
Accrued and other liabilities	(1,318)	177
Net cash used in operating activities	(1,041)	(5,794)
Cash flows from investing activities:
Capital expenditures	(833)	(671)
Proceeds from sale of assets	1,968	634
Net cash provided by (used in) investing activities	1,135	(37)
Cash flows from financing activities:
Principal payments on finance lease obligations	(320)	(304)
Proceeds from Paycheck Protection Program loan	3,558	0
Indirect repurchase of shares of minimum statutory tax withholdings	(7)	(133)
Net cash provided by (used in) financing activities	3,231	(437)
Effect of exchange rate changes on cash balances	(610)	26
Net increase (decrease) in cash and cash equivalents	2,715	(6,242)
Cash and cash equivalents at beginning of period	5,095	10,704
Cash and cash equivalents at end of period	$7,810	$4,462

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease obligations	$0	$269

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

	Three Months Ended July 5, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

April 5, 2020 balance	21,309,580	$213	$154,789	$(117,738)	$(25,957)	$0
Net loss	0	0	0	(348)	0	0
Foreign currency translation adjustment	0	0	0	0	425	0
Noncash compensation	60,000	0	134	0	0	0
Retire treasury stock	0	0	0	0	0	0
July 5, 2020 balance	21,369,580	$213	$154,923	$(118,086)	$(25,532)	$0

	Three Months Ended June 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

March 31, 2019 balance	21,354,203	$214	$154,450	$(116,520)	$(24,717)	$0
Net income	0	0	0	1,503	0	0
Foreign currency translation adjustment	0	0	0	0	87	0
Noncash compensation	60,000	0	172	0	0	0
Retire treasury stock	(84,495)	0	(84)	0	0	0
June 30, 2019 balance	21,329,708	$214	$154,538	$(115,017)	$(24,630)	$0

	Six Months Ended July 5, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2020 balance	21,298,426	$213	$154,702	$(117,433)	$(24,051)	$0
Net loss	0	0	0	(653)	0	0
Foreign currency translation adjustment	0	0	0	0	(1,481)	0
Exercise of stock options	11,154	0	(7)	0	0	0
Noncash compensation	60,000	0	228	0	0	0
Retire treasury stock	0	0	0	0	0	0
July 5, 2020 balance	21,369,580	$213	$154,923	$(118,086)	$(25,532)	$0

	Six Months Ended June 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2019 balance	21,398,182	$214	$154,388	$(114,926)	$(24,842)	$0
Net loss	0	0	0	(1,533)	0	0
Adoption of new accounting standards	0	0	0	1,442	0	0
Foreign currency translation adjustment	0	0	0	0	212	0
Noncash compensation	60,000	0	283	0	0	0
Retire treasury stock	(128,474)	0	(133)	0	0	0
June 30, 2019 balance	21,329,708	$214	$154,538	$(115,017)	$(24,630)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1)	Nature of Business

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

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and six months ended July 5, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2019 as presented in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation.

COVID-19 Assessment

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the Company’s long-lived asset valuation; inventory valuation; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; and pension plan assumptions. Events and changes in circumstances arising after July 5, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

The Company has continued to operate at each location and sought to remain compliant with government regulations imposed due to the COVID-19 pandemic. During periods of lower production, the Company is scheduling and performing certain preventative maintenance procedures on its equipment and is utilizing resources to continue making progress on certain of the strategic initiatives included in the Company’s 2020 annual operating plan. The Company began to experience lower revenue late in the first quarter due to the COVID-19 pandemic, and a more significant impact in the second quarter, especially within the Sypris Technologies group. While the Company expects the effects of the pandemic will negatively impact its results of operations, cash flows and financial position, management has implemented actions to mitigate the financial impact, to protect the health of its employees and to comply with government regulations at each location. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the material components we utilize in the manufacture of the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of our customers to conduct their business and purchase our products; and limitations on the ability of our customers to pay us on a timely basis.

We are experiencing disruptions in our business as we implement modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time. With respect to liquidity, we are evaluating and taking actions to reduce costs and spending across our organization. This includes reducing hiring activities, reducing compensation for our Chairman, President and CEO, certain other senior leadership and corporate personnel and our Board of Directors, and limiting discretionary spending. In addition, under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we have deferred certain payroll taxes and pension funding payments into future years. We have also reduced anticipated spending on capital investment projects and are managing working capital to preserve liquidity during this crisis. In addition to these activities, during the second quarter, the Company secured a $3.6 million term loan with BMO Harris Bank National Association (“BMO”), pursuant to the Paycheck Protection Program (the “PPP Loan”) under the CARES Act. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments.

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

The Company determines if an arrangement is a lease at its inception. The Company has entered into operating leases for real estate. These leases have initial terms which range from 10 years to 11 years, and often include one or more options to renew. These renewal terms can extend the lease term by 5 years, and will be included in the lease term when it is reasonably certain that the Company will exercise the option. The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. The lease agreements do not contain any residual value guarantees. Some of the real estate lease agreements include periods of rent holidays and payments that escalate over the lease term by specified amounts. All operating lease expenses are recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the right-of-use asset is amortized over the lease term.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s July 5, 2020 Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of July 5, 2020, total right-of-use assets and operating lease liabilities were approximately $6,523,000 and $7,352,000, respectively. As of December 31, 2019, total right-of-use assets and operating lease liabilities were approximately $7,014,000 and $7,747,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three and six months ended July 5, 2020 and June 30, 2019.

The following table presents information related to lease expense for the three and six months ended July 5, 2020 and June 30, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Finance lease expense:
Amortization expense	$108	$122	$228	$233
Interest expense	72	90	149	181
Operating lease expense	351	351	702	702
Variable lease expense	94	64	162	143
Total lease expense	$625	$627	$1,241	$1,259

The following table presents supplemental cash flow information related to leases (in thousands):

	Six Months Ended
	July 5,	June 30,
	2020	2019
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$659	$713
Operating cash flows from finance leases	149	181
Financing cash flows from finance leases	320	304

The annual future minimum lease payments as of July 5, 2020 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,468	$833
12 to 24 months	1,484	612
24 to 36 months	1,501	612
36 to 48 months	1,466	591
48 to 60 months	1,222	549
Thereafter	2,421	320
Total lease payments	9,562	3,517
Less imputed interest	(2,210)	(802)
Total	$7,352	$2,715

The following table presents certain information related to lease terms and discount rates for leases as of July 5, 2020:

	Operating	Finance
	Leases	Leases
Weighted-average remaining lease term (years)	6.6	5.0
Weighted-average discount rate (percentage)	8.0	10.3

(5)	Revenue from Contracts with Customers

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

The majority of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $29,074,000 of remaining performance obligations as of July 5, 2020, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 40% of our remaining performance obligations as revenue in 2020 and the balance in 2021.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended July 5, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Sypris Technologies – transferred point in time	$7,445	$16,878	$21,162	$33,019
Sypris Electronics – transferred point in time	2,138	1,777	4,245	2,459
Sypris Electronics – transferred over time	7,570	5,789	14,171	8,530
	$17,153	$24,444	$39,578	$44,008

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of July 5, 2020 and December 31, 2019 were $1,389,000 and $906,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of July 5, 2019, the contract liabilities balance was $6,102,000, which was included within accrued liabilities in the accompanying consolidated balance sheets. As of December 31, 2019, the contract liabilities balance was $7,504,000, of which $5,769,000 was included within accrued liabilities and $1,735,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $2,929,000 and $4,645,000 during the three and six months ended July 5, 2020, respectively. The Company recognized revenue from contract liabilities of $2,190,000 and $3,234,000 during the three and six months ended June 30, 2019, respectively.

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

As a result of these initiatives, the Company recorded charges of $124,000, or less than $0.01 per share, and $201,000, or less than $0.01 per share, during the first six months of 2020 and 2019, respectively, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the consolidated statement of operations. All amounts incurred were recorded within Sypris Technologies. The charges for the first six months of 2020 and 2019 were primarily related to mothball costs associated with the closed facility.

		Costs Incurred
		Six Months	Total	Remaining
	Total	Ended	Recognized	Costs to be
	Program	July 5, 2020	to date	Recognized
Severance and benefit related costs	$1,350	$0	$1,350	$0
Asset impairments	188	0	188	0
Equipment relocation costs	1,826	0	1,826	0
Other	1,670	124	1,670	0
	$5,034	$124	$5,034	$0

The following assets have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

	July 5,	December 31,
	2020	2019
	(Unaudited)
Property, plant and equipment	$8,784	$13,346
Accumulated depreciation	(7,554)	(11,113)
Property, plant and equipment, net	$1,230	$2,233

(7)	Other (Income), Net

The Company completed the sale of the Broadway Plant real estate for $1,700,000 and other idle assets for $268,000 and recognized net gains of $958,000 during the six months ended July 5, 2020, which is included in other income net on the Company’s consolidated income statements. Additionally, the Company recognized pension expense of $402,000 and foreign currency related expense of $83,000.

During the three and six months ended June 30, 2019, the Company recognized a gain of $1,500,000 as a result of a settlement agreement with one of its customers to resolve various outstanding disputes between the two parties. As a result of the agreement, the customer agreed to pay the Company $1,500,000 in compensation. This amount was subsequently received in July 2019. Additionally, the Company recognized a net gain of $477,000 for the six months ended June 30, 2019 related to the sale of idle assets, which was offset by pension expense of $495,000.

(8)	Stock-Based Compensation

During the three and six months ended July 5, 2020, the Company granted options to purchase 930,000 shares of our common stock under a long-term incentive program. The options have a five-year term and cliff vest on the third anniversary of the grant date. The grants did not have a significant impact on the Company’s consolidated financial statements during the three and six months ended July 5, 2020.

(9)	(Loss) Earnings Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 2,735,750 potential common shares excluded from diluted earnings per share for the three months ended June 30, 2019. For the three and six months ended July 5, 2020 and the six months ended June 30, 2019, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) income per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Loss (income) attributable to stockholders:
Net (loss) income as reported	$(348)	$1,503	$(653)	$(1,533)
Less distributed and undistributed earnings allocable to restricted award holders	0	(28)	0	0
Less dividends declared attributable to restricted award holders	0	0	0	0
Net (loss) income allocable to common stockholders	$(348)	$1,475	$(653)	$(1,533)

Loss (income) per common share attributable to stockholders:
Basic	$(0.02)	$0.07	$(0.03)	$(0.07)
Diluted	$(0.02)	$0.07	$(0.03)	$(0.07)
Weighted average shares outstanding – basic	21,016	20,875	21,005	20,772
Weighted average additional shares assuming conversion of potential common shares	0	0	0	0
Weighted average shares outstanding – diluted	21,016	20,875	21,005	20,772

(10)	Inventory

Inventory consists of the following (in thousands):

	July 5,	December 31,
	2020	2019
	(Unaudited)
Raw materials	$12,562	$15,139
Work in process	6,340	5,889
Finished goods	1,491	1,675
Reserve for excess and obsolete inventory	(1,908)	(1,919)
Total	$18,485	$20,784

(11)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	July 5,	December 31,
	2020	2019
	(Unaudited)
Land and land improvements	$43	$50
Buildings and building improvements	7,283	8,108
Machinery, equipment, furniture and fixtures	52,297	55,520
Construction in progress	325	371
	59,948	64,049
Accumulated depreciation	(50,065)	(52,374)
	$9,883	$11,675

(12)	Debt

Debt outstanding consists of the following (in thousands):

	July 5,	December 31,
	2020	2019
	(Unaudited)
Current:
Finance lease obligation, current portion	$587	$684
PPP Loan, current portion	1,581	0
Note payable – related party, current portion	2,500	0
Current portion of long term debt	$4,668	$684
Long Term:
Finance lease obligation	$2,128	$2,351
PPP Loan	1,977	0
Note payable – related party	4,000	6,500
Less unamortized debt issuance and modification costs	(29)	(37)
Long term debt net of unamortized debt costs	$8,076	$8,814

Paycheck Protection Program

During the second quarter of 2020, the Company secured a $3,558,000 term loan with BMO. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments. The PPP Loan is evidenced by a promissory note in favor of BMO, as lender, with a principal amount of $3,558,000 that bears interest at a fixed annual rate of 1.00%, with the first six months of principal and interest deferred and a maturity date of April 2022. The PPP Loan may be accelerated upon the occurrence of an event of default.

The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration (the “SBA”). The Company may apply for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning upon receipt of funds from the PPP Loan, subject to limitations and calculated in accordance with the terms of the CARES Act. Any forgiveness of the PPP Loan shall be subject to approval of the SBA and will require the Company and BMO to apply to the SBA for such treatment in the future. We intend to comply with the necessary requirements to seek forgiveness of all or a portion of the PPP Loan, but no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part. As a result, the Company is taking the approach that a portion of the PPP Loan is short-term and a portion is long-term, and has reflected such borrowing on the Company’s consolidated balance sheet, as appropriate. The Company will record any amounts of the loan that are forgiven as a gain on extinguishment in the period in which legal release is received.

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal as of July 5, 2020 and December 31, 2019. GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year through March 31, 2019 and, thereafter is reset on April 1st of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The maturity dates for the obligation are as follows: $2,500,000 of the obligation on April 1, 2021, $2,000,000 on April 1, 2023, and the balance on April 1, 2025. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2021 and 2023. During the first quarter of 2020, the Company provided notice to GFCM of its intention to elect to defer the specified portion of the interest payments due beginning on April 6, 2020.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company.

Finance Lease Obligations

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the nine acres and buildings occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca sale-leaseback, the Company has a finance lease obligation of $2,296,000 for the property as of July 5, 2020.

In January 2018, the Company entered into a 36-month finance lease for $1,277,000 for new production equipment installed at its Sypris Electronics facility during 2017. The balance of the finance lease obligation as of July 5, 2020 was $213,000.

In February 2019, the Company entered into a 60-month finance lease for $269,000 for new machinery at its Sypris Technologies facility in the U.S. The balance of the finance lease obligation as of July 5, 2020 was $206,000.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$7,445	$16,878	$21,162	$33,019
Sypris Electronics	9,708	7,566	18,416	10,989
	$17,153	$24,444	$39,578	$44,008

Gross profit (loss):
Sypris Technologies	$229	$2,963	$2,722	$5,267
Sypris Electronics	1,774	1,026	2,872	(418)
	$2,003	$3,989	$5,594	$4,849

Operating income (loss):
Sypris Technologies	$(818)	$1,544	$308	$2,596
Sypris Electronics	1,033	253	1,441	(2,057)
General, corporate and other	(1,075)	(1,515)	(2,332)	(2,949)
	$(860)	$282	$(583)	$(2,410)
Income (loss) before taxes:
Sypris Technologies	$(92)	$1,406	$667	$2,313
Sypris Electronics	1,025	264	1,424	(2,063)
General, corporate and other	(1,217)	(127)	(2,608)	(1,667)
	$(284)	$1,543	$(517)	$(1,417)

	July 5,	December 31,
	2020	2019
	(Unaudited)
Total assets:
Sypris Technologies	$24,094	$29,694
Sypris Electronics	23,213	24,985
General, corporate and other	8,716	5,377
	$56,023	$60,056

Total liabilities:
Sypris Technologies	$18,339	$19,989
Sypris Electronics	13,864	17,416
General, corporate and other	12,302	9,220
	$44,505	$46,625

(14)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets as of July 5, 2020 and December 31, 2019 was $542,000 and $569,000, respectively. The Company’s warranty expense for the three and six months ended July 5, 2020 and June 30, 2019 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. As of July 5, 2020 and December 31, 2019, no amounts were accrued for any environmental matters.

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

As of July 5, 2020, the Company had outstanding purchase commitments of approximately $8,021,000, primarily for the acquisition of inventory.

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

(16)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Service cost	$1	$1	$2	$2
Interest cost on projected benefit obligation	190	375	542	704
Net amortizations, deferrals and other costs	149	175	316	333
Expected return on plan assets	(185)	(217)	(456)	(542)
Net periodic benefit cost	$155	$334	$404	$497

The net periodic benefit cost of the defined benefit pension plans incurred during the three and six-month periods ended July 5, 2020 and June 30, 2019 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 5,	June 30,	July 5,	June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Service cost:
Selling, general and administrative expenses	$1	$1	$2	$2
Other net periodic benefit costs:
Other (income), net	154	333	402	495
Total	$155	$334	$404	$497

(17)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	July 5,	December 31,
	2020	2019
	(Unaudited)

Foreign currency translation adjustments	$(12,104)	$(10,623)
Employee benefit related adjustments – U.S., net of tax	(13,544)	(13,544)
Employee benefit related adjustments – Mexico, net of tax	116	116
Accumulated other comprehensive loss	$(25,532)	$(24,051)

(18)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at July 5, 2020 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. The Company has continued to operate at each location and sought to remain compliant with government regulations imposed due to the COVID-19 pandemic. During periods of lower production, the Company is scheduling and performing certain preventative maintenance procedures on its equipment and is utilizing resources to continue making progress on certain of the strategic initiatives included in the Company’s 2020 annual operating plan. The Company began to experience lower revenue late in the first quarter due to the COVID-19 pandemic, and a more significant impact in the second quarter, especially within the Sypris Technologies group. While the Company expects the effects of the pandemic will negatively impact its results of operations, cash flows and financial position, management has implemented actions to mitigate the financial impact, to protect the health of its employees and to comply with government regulations at each location. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the material components we utilize in the manufacture of the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of our customers to conduct their business and purchase our products; and limitations on the ability of our customers to pay us on a timely basis.

We are experiencing disruptions in our business as we implement modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time. With respect to liquidity, we are evaluating and taking actions to reduce costs and spending across our organization. This includes reducing hiring activities, reducing compensation for our Chairman, President and CEO, certain other senior leadership and corporate personnel and our Board of Directors, and limiting discretionary spending. In addition, under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we have deferred certain payroll taxes and pension funding payments into future years. We have also reduced anticipated spending on capital investment projects and are managing working capital to preserve liquidity during this crisis. In addition to these activities, during the second quarter, the Company secured a $3.6 million term loan with BMO Harris Bank National Association (“BMO”), pursuant to the Paycheck Protection Program (the “PPP Loan”) under the CARES Act. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments.

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

Sypris Technologies Outlook

After two years of record high volumes, the commercial vehicle market softened materially during the fourth quarter of 2019, impacting production rates as customers responded to the demand reduction and balanced inventory levels. This anticipated cyclical decline, coupled with the impact of the COVID-19 pandemic, is expected to result in a significant decline in North American Class 4-8 shipments in 2020, with Class 8 production dropping as much as 50%. Sypris Technologies has experienced a significant reduction in demand from customers serving the automotive, commercial vehicle, sport utility vehicle and off-highway markets and the significant drop in oil prices has created uncertainty for many of the energy infrastructure projects utilizing the components we produce and sell. Sypris Technologies’ revenue was negatively impacted at the end of the first quarter and a more significant impact was experienced during the second quarter contributing to a 55.9% decline from the second quarter of 2019. We further believe that revenue will likely continue to be negatively impacted in future periods until the COVID-19 pandemic diminishes. We believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as demand for our products in these markets did not decline as dramatically as demand declined in the Class 8 commercial vehicle market. In addition, we believe that demand may recover more quickly in the sport-utility and off-highway markets than the Class 8 commercial vehicle market.

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

Sypris Electronics Outlook

In accordance with the U.S. Department of Defense (“DoD”) guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our Sypris Electronics production facility has continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military.

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

In the past few years, we have faced challenges within Sypris Electronics, including certain electronic component shortages and extensive lead-time manufacturing issues. This had a negative impact on our production schedules and margin performance in 2019. However, these negative impacts did not persist in the first half of 2020, as many of the component shortages and issues were resolved. The majority of our aerospace and defense programs require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to exercise our supply chain to mitigate the impact on our business. While the COVID-19 outbreak did not have a material impact on our supply chain in the first half of 2020, overall component shortages may become a challenge throughout the balance of 2020. As a result, there can be no assurance that we will continue to be successful in addressing these shortages and issues.

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

On February 10, 2020, the U.S. presidential administration submitted the fiscal year (“FY”) 2021 President’s Budget, requesting $1.34 trillion in total discretionary funding (a U.S. Government fiscal year starts on October 1 and ends on September 30). The FY 2021 budget requests $672 billion for base discretionary national defense spending, the maximum permitted under the Bipartisan Budget Act of 2019 (BBA-19). The total national defense request is $741 billion. The FY 2021 budget requests $705 billion for the DoD. The FY 2021 budget is expected to support program growth and market expansion opportunities for periods beginning late in 2020 and into 2021 for aerospace and defense participants. We expect to compete for follow-on business opportunities on future builds of several existing programs. However, the long-term impacts of COVID-19 on government budgets and other funding priorities that impact demand for our products and services and our business are difficult to predict.

Results of Operations

The tables below compare our segment and consolidated results for the three and six month periods of operations of 2020 to the three and six month periods of operations of 2019. The tables present the results for each period, the change in those results from 2019 to 2020 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended July 5, 2020 Compared to Three Months Ended June 30, 2019

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	July 5,	June 30,	Favorable	Favorable	July 5,	June 30,
	2020	2019	(Unfavorable)	(Unfavorable)	2020	2019
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$7,445	$16,878	$(9,433)	(55.9)%	43.4%	69.0%
Sypris Electronics	9,708	7,566	2,142	28.3	56.6	31.0
Total	17,153	24,444	(7,291)	(29.8)	100.0	100.0

Cost of sales:
Sypris Technologies	7,216	13,915	6,699	48.1	96.9	82.4
Sypris Electronics	7,934	6,540	(1,394)	(21.3)	81.7	86.4
Total	15,150	20,455	5,305	25.9	88.3	83.7

Gross profit:
Sypris Technologies	229	2,963	(2,734)	(92.3)	3.1	17.6
Sypris Electronics	1,774	1,026	748	72.9	18.3	13.6
Total	2,003	3,989	(1,986)	(49.8)	11.7	16.3

Selling, general and administrative	2,830	3,604	774	21.5	16.5	14.7
Severance, relocation and other costs	33	103	70	68.0	0.2	0.4
Operating (loss) income	(860)	282	(1,142)	NM	(5.0)	1.2

Interest expense, net	193	232	39	16.8	1.1	0.9
Other (income), net	(769)	(1,493)	(724)	(48.5)	(4.5)	(6.1)

(Loss) income before taxes	(284)	1,543	(1,827)	NM	(1.6)	6.3
Income tax expense, net	64	40	(24)	(60.0)	0.4	0.2

Net (loss) income	$(348)	$1,503	$(1,851)	NM	(2.0)%	6.1%

Six Months Ended July 5, 2020 Compared to Six Months Ended June 30, 2019.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Six
	Six Months Ended,		Change	Change	Months Ended
	July 5,	June 30,	Favorable	Favorable	July 5,	June 30,
	2020	2019	(Unfavorable)	(Unfavorable)	2020	2019
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$21,162	$33,019	$(11,857)	(35.9)%	53.5%	75.0%
Sypris Electronics	18,416	10,989	7,427	67.6	46.5	25.0
Total	39,578	44,008	(4,430)	(10.1)	100.0	100.0

Cost of sales:
Sypris Technologies	18,440	27,752	9,312	33.6	87.1	84.0
Sypris Electronics	15,544	11,407	(4,137)	(36.3)	84.4	103.8
Total	33,984	39,159	5,175	13.2	85.9	89.0

Gross profit (loss):
Sypris Technologies	2,722	5,267	(2,545)	(48.3)	12.9	16.0
Sypris Electronics	2,872	(418)	3,290	NM	15.6	(3.8)
Total	5,594	4,849	745	15.4	14.1	11.0

Selling, general and administrative	6,053	7,058	1,005	14.2	15.3	16.0
Severance, relocation and other costs	124	201	77	38.3	0.3	0.5
Operating loss	(583)	(2,410)	1,827	75.8	(1.5)	(5.5)

Interest expense, net	420	449	29	6.5	1.1	1.0
Other (income), net	(486)	(1,442)	(956)	(66.3)	(1.2)	(3.3)

Loss before taxes	(517)	(1,417)	900	63.5	(1.4)	(3.2)
Income tax expense, net	136	116	(20)	(17.2)	0.3	0.3

Net loss	$(653)	$(1,533)	$880	57.4	(1.7)%	(3.5)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products.  Net revenue for Sypris Technologies for the three and six-month periods ended July 5, 2020 decreased $9.4 million and $11.9 million, respectively, from the prior year comparable periods as a result of the expected cyclical decline in the commercial vehicle market and the impact of the COVID-19 pandemic, as noted above.  The net revenue decrease for the comparable three-month period was attributable to decreased sales volumes of $7.8 million primarily with customers in the commercial vehicle market and decreased energy related product sales of $1.6 million. The net revenue decrease for the comparable six-month period was attributable to decreased sales volumes of $11.4 million primarily with customers in the commercial vehicle market, decreased energy related product sales of $2.5 million, partially offset by growth in the automotive, light truck and sport utility markets of $2.0 million.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $2.1 million and $7.4 million, respectively, for the three and six months ended July 5, 2020, from the prior year comparable periods. Revenue for the first six months of 2019 was partially affected by shortages of certain electronic components and extensive lead-time issues in the electronic manufacturing industry. The first half of 2019 was also impacted by shipments accelerated into the fourth quarter of 2018 as the Company planned for the implementation of a new ERP system effective in January 2019. Many of the challenges faced during the prior year with the electronic component shortages have been resolved and production rebounded to more normal run rates during the first half of 2020.

Gross Profit. Sypris Technologies’ gross profit decreased $2.7 million and $2.5 million for the three and six months ended July 5, 2020, respectively. The net decrease in volumes contributed to a decrease in gross profit of $3.5 million and $4.3 million for the three and six months ended July 5, 2020, respectively. Partially offsetting this decrease were improvements in productivity, utilities, scrap and rework expense. During 2019, the results for the periods were negatively impacted by additional start-up costs on new programs including lower productivity, higher supply consumption and scrap and rework expense. Additionally, utility costs were higher in 2019 as more production occurred during peak electrical rate periods. Management implemented programs to control variable and fixed spend during the second quarter of 2020 in response to the sharp decline in revenue attributable to the COVID-19 pandemic. In the operations most dramatically impacted by the reduction in demand, these programs included initiatives to retain the workforce necessary to support future demand in anticipation of reduced impacts of COVID-19.

Sypris Electronics’ gross profit increased $0.7 million and $3.3 million for the three and six months ended July 5, 2020, respectively. The increase in gross profit was primarily as a result of the growth in revenue during the periods. Certain programs contributing to the improvement in revenue and gross margin for the comparable periods reached their expected quarterly run rates during the first half of 2020 and allowed management to more efficiently balance production and to improve overhead absorption. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the second half of 2020 and price increases on certain programs could contribute to margin expansion in comparison with the previous year.

Selling, General and Administrative. Selling, general and administrative expense decreased by $0.8 million and $1.0 million for the three and six month periods ended July 5, 2020, respectively, as compared to the same periods in 2019, primarily as a result of a reduction in spending across the Company. This included reducing hiring activities, reducing compensation for our Chairman, President and CEO and certain other senior leadership and corporate personnel and our Board of Directors, and limiting discretionary spending. We also had a reduction in consultation costs associated with the Company’s new ERP implementation effective in January 2019.

Other (Income), Net. The Company recognized other income, net of $0.8 million and $0.5 million for the three and six months ended July 5, 2020, respectively. During the three months ended July 5, 2020, the Company recognized net gains of $0.8 million related to the sale of idle assets and foreign exchange related gains of $0.1 million, partially offset by pension expense of $0.2 million. For the six months ended July 5, 2020, the Company recognized net gains of $1.0 million related to the sale of idle assets, partially offset by foreign exchange related losses of $0.1 million and pension expense of $0.4 million.

The Company recognized other income, net of $1.5 million and $1.4 million for the three and six months ended June 30, 2019, respectively. During the six months ended June 30, 2019, the Company recognized a gain in other income of $1.5 million related to a settlement agreement reached with one of its customers during the period (see Note 7 to the consolidated financial statements in this Form 10-Q). Additionally, the Company recognized a net gain of $0.5 million related to the sale of idle assets, offset by pension expense of $0.5 million.

Income Taxes. The Company’s income tax expense for the three and six months ended July 5, 2020 and June 30, 2019 consists primarily of currently payable state and local income taxes on domestic operations and foreign income taxes on one of its Mexican subsidiaries.

The Company currently maintains a valuation allowance against its domestic deferred tax assets and a material portion of its foreign deferred tax assets as of July 5, 2020. The Company intends to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given the recent cumulative earnings and anticipated future earnings for its Mexican operation, we believe that there is a reasonable possibility that, within the next 12 months, sufficient positive evidence may become available to allow management to reach a conclusion that up to approximately $3.7 million of the valuation allowance against foreign deferred tax assets as of December 31, 2019 will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period the release is recorded. However, the exact timing and amount of any valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to achieve.

Liquidity, Capital Resources

Payroll Protection Program. As described above, the Company secured the PPP Loan under the CARES Act during the second quarter of 2020. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments. The PPP Loan is evidenced by a promissory note in favor of BMO, as lender, with a principal amount of $3.6 million that bears interest at a fixed annual rate of 1.00%, with the first six months of principal and interest deferred. Under the terms of the PPP Loan, 18 equal monthly payments of principal and interest would begin in November 2020 with the final payment due in April 2022, however recent legislation under the Paycheck Protection Program Flexibility Act of 2020 provides for an extension of the maturity date up to five years and modifications to the debt amortization schedule if the Company and BMO reach an agreement on modified terms. The PPP Loan may be accelerated upon the occurrence of an event of default.

The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The Company may apply for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning upon receipt of funds from the PPP Loan, subject to limitations and calculated in accordance with the terms of the CARES Act. Any forgiveness of the PPP Loan shall be subject to approval of the SBA and will require the Company and BMO to apply to the SBA for such treatment in the future. We intend to comply with the necessary requirements to seek forgiveness of all or a portion of the PPP Loan, but no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part.

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6.5 million in principal as of July 5, 2020 and December 31, 2019 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of July 5, 2020, our principal commitment under the Note was $2.5 million due on April 1, 2021, $2.0 million on April 1, 2023 and the balance on April 1, 2025. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2021 and 2023, and provides for a first security interest in substantially all of the Company’s assets, including those in Mexico. During the first quarter of 2020, the Company provided notice to GFCM of its intention to elect to defer the specified portion of the interest payments due beginning on April 6, 2020.

Finance Lease Obligations. On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215 million Mexican Pesos, or approximately $12.2 million in U.S. dollars.  Simultaneously, the Company entered into a ten-year lease of the nine acres and buildings occupied by the Company and needed for its ongoing business in Toluca.  As a result of the Toluca sale-leaseback, the Company has a finance lease obligation of $2.3 million for the building as of July 5, 2020.

In January 2018, the Company entered into a finance lease for $1.3 million for new production equipment installed at its Sypris Electronics facility during 2017. The balance of the lease obligation as of July 5, 2020 was $0.2 million.

In February 2019, the Company entered into a finance lease for $0.3 million for new machinery at its Sypris Technologies facility in the U.S. The balance of the lease obligation as of July 5, 2020 was $0.2 million.

Purchase Commitments. We had purchase commitments totaling approximately $8.0 million at July 5, 2020, primarily for inventory.

Cash Balance. At July 5, 2020, we had approximately $7.8 million of cash and cash equivalents, of which $1.8 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Cash Flows

Operating Activities. Net cash used by operating activities was $1.0 million in the first six months of 2020 as compared to $5.8 million in the same period of 2019. The aggregate decrease in accounts receivable in 2020 resulted in a source of cash of $1.1 million as a result of the decrease in revenue. The decrease in inventory in 2020 resulted in a source of cash of $1.8 million. The decrease in inventory primarily relates to inventory within Sypris Electronics, as shipments on programs using inventory procured in prior periods have increased in 2020. Additionally, there was a decrease in accounts payable during the first six months of 2020, which resulted in a usage of cash of $2.7 million. Prepaid expenses and other assets increased during the first six months of 2020, resulting in a usage of cash of $0.5 million, primarily as a result of an increase in contract assets. Accrued and other liabilities decreased during the first six months of 2020, resulting in a use of cash of $1.3 million, primarily as a result of a decrease in deferred revenue.

Investing Activities. Net cash provided by investing activities was $1.1 million for the first six months of 2020 as compared to cash neutral for the first six months of 2019. Net cash provided by investing activities for the first six months of 2020 included proceeds of $2.0 million from the sale of idle assets by Sypris Technologies during the period, including the sale of the Broadway Plant, partially offset by capital expenditures of $0.8 million.

Net cash used in investing activities for the first six months of 2019 included capital expenditures of $0.7 million offset by proceeds of $0.6 million from the sale of idle asset by Sypris Technologies during the period.

Financing Activities. Net cash provided by financing activities was $3.2 million for the first six months of 2020 as compared to cash used of $0.4 million for the first six months of 2019. Net cash provided by financing activities in the first six months of 2020 included proceeds of $3.6 million under the PPP Loan, as described above, partially offset by finance lease payments of $0.3 million.

Net cash used in financing activities in the first six months of 2019 included finance lease payments of $0.3 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no significant changes in our critical accounting policies during the six months ended July 5, 2020.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: the impact of COVID-19 and economic conditions on our future operations; possible public policy response to the pandemic, including legislation or restrictions that may impact our operations or supply chain; our ability to comply with the requirements of the SBA and seek forgiveness of all or a portion of the PPP Loan; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or other assets to fund operating losses; our failure to achieve targeted gains and cash proceeds from the anticipated sale of certain equipment; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; dependence on, retention or recruitment of key employees and distribution of our human capital; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability or environmental claims; our inability to develop new or improved products or new markets for our products; cost, quality and availability of raw materials such as steel, component parts (especially electronic components), natural gas or utilities; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; our inability to regain compliance with the NASDAQ listing standards minimum closing bid price in a timely manner; our reliance on a few key customers, third party vendors and sub-suppliers; continued shortages and extensive lead-times for electronic components; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; other potential weaknesses in internal controls over financial reporting and enterprise risk management; failure to adequately insure or to identify environmental or other insurable risks; unanticipated or uninsured disasters, public health crises, losses or business risks; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; the costs of compliance with our auditing, regulatory or contractual obligations; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; cyber security threats and disruptions; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended April 5, 2020 and this Quarterly Report on Form 10-Q.

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

Item 1A.     Risk Factors

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Except for below, there have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended April 5, 2020, other than with respect to the risk factors discussed below.

The COVID-19 pandemic has and could continue to materially adversely affect our financial condition and results of operations.

The novel strain of the coronavirus identified in China in late 2019 (COVID-19) has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. We have manufacturing operations in the U.S. and Mexico, and each of these countries has been affected by the outbreak and taken measures to try to contain it. While we believe that, based on the various standards published to date, the work our employees are performing for the aerospace and defense, energy and transportation markets is essential, there can be no assurance that governmental authorities will not impose restrictions on the operations of our facilities as a result of the COVID-19 pandemic or that our facilities will continue to operate during the pandemic. If our operations or the operations of our suppliers are restricted, we may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may result in unfavorable changes in estimates which may not be fully recoverable or adequately covered by insurance. The ultimate impact and efficacy of government measures and potential future measures is currently unknown.

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

The pandemic has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 has caused an economic slowdown, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. We are currently seeing negative impacts on demand in some of our markets, particularly automotive and oil and gas, and are expecting slowing economic conditions to adversely affect those markets for the balance of 2020 and into 2021. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on our business but it has and may continue to have a materially adverse effect on our financial condition and result of operations.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. In addition to the risks specifically described above, the impact of COVID-19 is likely to implicate and exacerbate other risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended April 5, 2020.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description
10.1	Form of Executive Long-Term Incentive Award Agreement for Grants of Non-Qualified Stock Options to Executive Officers.

10.2	Form of Six-Year Non-Qualified Stock Option Award Agreement.

10.3	Form of Five-Year Non-Qualified Stock Option Award Agreement.

10.4	Sypris Solutions Inc., Directors Compensation Program adopted on September 1, 1995, Amended and Restated effective on May 12, 2020.

10.5

Promissory Note between BMO Harris Bank N.A. and Sypris Solutions, Inc., dated as of April 30, 2020, executed by Sypris Solutions, Inc. on May 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company Form 8-K filed on May 6, 2020 (Commission File No. 000-24020)).

10.6	The 2020 Sypris Omnibus Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on April 3, 2020 (Commission File No. 000-24020)).

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 13, 2020	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	August 13, 2020	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)