Form 10-Q
period 2020-10-04
SYPRIS SOLUTIONS INC
filed 2020-11-12
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended October 4, 2020

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

As of November 1, 2020, the Registrant had 21,316,752 shares of common stock outstanding.

Part I.     Financial Information

Item 1.     Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net revenue	$22,154	$22,259	$61,732	$66,267
Cost of sales	18,733	19,933	52,717	59,092
Gross profit	3,421	2,326	9,015	7,175
Selling, general and administrative	2,577	3,148	8,630	10,206
Severance, relocation and other costs	0	190	124	391
Operating income (loss)	844	(1,012)	261	(3,422)
Interest expense, net	216	227	636	676
Other expense (income), net	372	286	(114)	(1,156)
Income (loss) before taxes	256	(1,525)	(261)	(2,942)
Income tax (benefit) expense, net	(3,239)	32	(3,103)	148
Net income (loss)	$3,495	$(1,557)	$2,842	$(3,090)
Income (loss) per share:
Basic	$0.17	$(0.07)	$0.14	$(0.15)
Diluted	$0.17	$(0.07)	$0.14	$(0.15)

Weighted average shares outstanding:
Basic	21,064	20,941	21,026	20,829
Diluted	21,080	20,941	21,026	20,829
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net income (loss)	$3,495	$(1,557)	$2,842	$(3,090)
Other comprehensive income (loss)
Foreign currency translation adjustments	108	(238)	(1,373)	(26)
Comprehensive income (loss)	$3,603	(1,795)	$1,469	$(3,116)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	October 4, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,294	$5,095
Accounts receivable, net	8,603	7,444
Inventory, net	17,844	20,784
Other current assets	4,766	4,282
Assets held for sale	1,069	2,233
Total current assets	40,576	39,838
Property, plant and equipment, net	9,727	11,675
Operating lease right-of-use assets	6,315	7,014
Other assets	4,760	1,529
Total assets	$61,378	$60,056
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,202	$9,346
Accrued liabilities	12,583	12,495
Operating lease liabilities, current portion	942	841
Finance lease obligations, current portion	383	684
Note payable – related party, current portion	2,500	0
Note payable – PPP Loan, current portion	2,174	0
Total current liabilities	26,784	23,366
Operating lease liabilities, net of current portion	6,189	6,906
Finance lease obligations, net of current portion	2,029	2,351
Note payable – related party	3,974	6,463
Note payable – PPP Loan	1,384	0
Other liabilities	5,816	7,539
Total liabilities	46,176	46,625
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,321,790 shares issued and 21,316,752 outstanding in 2020 and 21,324,618 shares issued and 21,298,426 outstanding in 2019	213	213
Additional paid-in capital	155,004	154,702
Accumulated deficit	(114,591)	(117,433)
Accumulated other comprehensive loss	(25,424)	(24,051)
Treasury stock, 5,038 and 26,192 shares in 2020 and 2019, respectively	0	0
Total stockholders’ equity	15,202	13,431
Total liabilities and stockholders’ equity	$61,378	$60,056

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended
	October 4,	September 29,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,842	$(3,090)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,883	2,106
Deferred income taxes	(3,257)	0
Stock-based compensation expense	335	389
Deferred loan costs recognized	11	11
Net gain on the sale of assets	(813)	(467)
Provision for excess and obsolete inventory	222	503
Non-cash lease expense	699	541
Other noncash items	72	15
Contributions to pension plans	(34)	(348)
Changes in operating assets and liabilities:
Accounts receivable	(1,158)	1,198
Inventory	2,409	(2,415)
Prepaid expenses and other assets	(983)	207
Accounts payable	(1,036)	(3,344)
Accrued and other liabilities	(1,114)	1,646
Net cash provided by (used in) operating activities	78	(3,048)
Cash flows from investing activities:
Capital expenditures	(1,151)	(553)
Proceeds from sale of assets	1,969	653
Net cash provided by investing activities	818	100
Cash flows from financing activities:
Principal payments on finance lease obligations	(623)	(466)
Proceeds from Paycheck Protection Program loan	3,558	0
Indirect repurchase of shares of minimum statutory tax withholdings	(33)	(138)
Net cash provided by (used in) financing activities	2,902	(604)
Effect of exchange rate changes on cash balances	(599)	(99)
Net increase (decrease) in cash and cash equivalents	3,199	(3,651)
Cash and cash equivalents at beginning of period	5,095	10,704
Cash and cash equivalents at end of period	$8,294	$7,053

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease obligations	$0	$269

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except for share data)

	Three Months Ended October 4, 2020
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

July 5, 2020 balance	21,369,580	$213	$154,923	$(118,086)	$(25,532)	$0
Net income	0	0	0	3,495	0	0
Foreign currency translation adjustment	0	0	0	0	108	0
Noncash compensation	10,000	0	107	0	0	0
Retire treasury stock	(62,828)	0	(26)	0	0	0
October 4, 2020 balance	21,316,752	$213	$155,004	$(114,591)	$(25,424)	$0

	Three Months Ended September 29, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

June 30, 2019 balance	21,329,708	$214	$154,538	$(115,017)	$(24,630)	$0
Net loss	0	0	0	(1,557)	0	0
Foreign currency translation adjustment	0	0	0	0	(238)	0
Noncash compensation	0	0	106	0	0	0
Retire treasury stock	(21,282)	0	(4)	0	0	0
September 29, 2019 balance	21,308,426	$214	$154,640	$(116,574)	$(24,868)	$0

	Nine Months Ended October 4, 2020
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2020 balance	21,298,426	$213	$154,702	$(117,433)	$(24,051)	$0
Net income	0	0	0	2,842	0	0
Foreign currency translation adjustment	0	0	0	0	(1,373)	0
Noncash compensation	70,000	0	335	0	0	0
Exercise of stock options	11,154	0	(7)	0	0	0
Retire treasury stock	(62,828)	0	(26)	0	0	0
October 4, 2020 balance	21,316,752	$213	$155,004	$(114,591)	$(25,424)	$0

	Nine Months Ended September 29, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2019 balance	21,398,182	$214	$154,388	$(114,926)	$(24,842)	$0
Net loss	0	0	0	(3,090)	0	0
Adoption of new accounting standards	0	0	0	1,442	0	0
Foreign currency translation adjustment	0	0	0	0	(26)	0
Noncash compensation	60,000	0	389	0	0	0
Retire treasury stock	(149,756)	0	(137)	0	0	0
September 29, 2019 balance	21,308,426	$214	$154,640	$(116,574)	$(24,868)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2019 consolidated balance sheet data was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The Company’s operations are domiciled in the United States (U.S.) and Mexico, and we serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated.

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results for the three and nine months ended October 4, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2019 as presented in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation.

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

The Company has continued to operate at each location and sought to remain compliant with government regulations imposed due to the COVID-19 pandemic. During periods of lower production, the Company is scheduling and performing certain preventative maintenance procedures on its equipment and is utilizing resources to continue making progress on certain of the strategic initiatives included in the Company’s 2020 annual operating plan. The Company began to experience lower revenue late in the first quarter due to the COVID-19 pandemic, and a more significant impact in the second quarter, especially within the Sypris Technologies group. However, towards the end of the second quarter, some state and local jurisdictions started to lift mandatory stay-at-home or shelter-in-place orders and started gradually to ease restrictions. While the Company expects the effects of the pandemic will continue to negatively impact its results of operations, cash flows and financial position, management has implemented actions to mitigate the financial impact, to protect the health of its employees and to comply with government regulations at each location. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the material components we utilize in the manufacture of the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of our customers to conduct their business and purchase our products; and limitations on the ability of our customers to pay us on a timely basis.

We are experiencing disruptions in our business as we implement modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time. With respect to liquidity, we have evaluated and took actions to reduce costs and spending across our organization. This includes reducing hiring activities, reducing compensation for our Chairman, President and CEO, certain other senior leadership and corporate personnel and our Board of Directors, and limiting discretionary spending. In addition, under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we have deferred certain payroll taxes into future years. We have also reduced anticipated spending on capital investment projects and are managing working capital to preserve liquidity during this crisis. In addition to these activities, during the second quarter, the Company secured a $3,558,000 term loan with BMO Harris Bank National Association (“BMO”), pursuant to the Paycheck Protection Program (the “PPP Loan”) under the CARES Act. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s October 4, 2020 consolidated balance sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of October 4, 2020, total right-of-use assets and operating lease liabilities were approximately $6,315,000 and $7,131,000, respectively. As of December 31, 2019, total right-of-use assets and operating lease liabilities were approximately $7,014,000 and $7,747,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three and nine months ended October 4, 2020 and September 29, 2019.

The following table presents information related to lease expense for the three and nine months ended October 4, 2020 and September 29, 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Finance lease expense:
Amortization expense	$112	$123	$340	$356
Interest expense	71	85	220	266
Operating lease expense	351	351	1,053	1,053
Variable lease expense	77	65	239	208
Total lease expense	$611	$624	$1,852	$1,883

The following table presents supplemental cash flow information related to leases (in thousands):

	Nine Months Ended
	October 4,	September 29,
	2020	2019
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$989	$1,074
Operating cash flows from finance leases	220	266
Financing cash flows from finance leases	623	466

The annual future minimum lease payments as of October 4, 2020 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,472	$612
12 to 24 months	1,488	612
24 to 36 months	1,505	612
36 to 48 months	1,391	575
48 to 60 months	1,226	549
Thereafter	2,008	183
Total lease payments	9,090	3,143
Less imputed interest	(1,959)	(731)
Total	$7,131	$2,412

The following table presents certain information related to lease terms and discount rates for leases as of October 4, 2020:

	Operating	Finance
	Leases	Leases
Weighted-average remaining lease term (years)	6.4	5.1
Weighted-average discount rate (percentage)	8.0	10.2

(5)	Revenue from Contracts with Customers

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

Many of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $35,767,000 of remaining performance obligations as of October 4, 2020, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 19% of our remaining performance obligations as revenue in the fourth quarter of 2020, 55% as revenue in 2021 and the balance in 2022.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended October 4, 2020 and September 29, 2019:

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Sypris Technologies – transferred point in time	$12,072	$15,654	$33,234	$48,673
Sypris Electronics – transferred point in time	1,590	1,388	5,835	3,847
Sypris Electronics – transferred over time	8,492	5,217	22,663	13,747
	$22,154	$22,259	$61,732	$66,267

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of October 4, 2020 and December 31, 2019 were $1,739,000 and $906,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of October 4, 2020, the contract liabilities balance was $5,681,000, which was included within accrued liabilities in the accompanying consolidated balance sheets. As of December 31, 2019, the contract liabilities balance was $7,504,000, of which $5,769,000 was included within accrued liabilities and $1,735,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $2,837,000 and $6,680,000 during the three and nine months ended October 4, 2020, respectively. The Company recognized revenue from contract liabilities of $2,408,000 and $5,035,000 during the three and nine months ended September 29, 2019, respectively.

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

As a result of these initiatives, the Company recorded charges of $124,000, or less than $0.01 per share, and $391,000, or less than $0.01 per share, during the first nine months of 2020 and 2019, respectively, related to the transition of production from the Broadway Plant, which is included in severance, relocation and other costs in the consolidated statement of operations. All amounts incurred were recorded within Sypris Technologies. The charges for the first nine months of 2020 and 2019 were primarily related to mothball costs associated with the closed facility.

The following assets have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

	October 4,	December 31,
	2020	2019
	(Unaudited)
Property, plant and equipment	$8,346	$13,346
Accumulated depreciation	(7,277)	(11,113)
Property, plant and equipment, net	$1,069	$2,233

(7)	Other Expense (Income), Net

The Company completed the sale of the Broadway Plant real estate for $1,700,000 and other idle assets for $268,000 and recognized net gains of $813,000 during the nine months ended October 4, 2020, which is included in other income, net on the Company’s consolidated income statements. Additionally, the Company recognized pension expense of $603,000 and foreign currency related expense of $73,000 during the nine months ended October 4, 2020.

During the nine months ended September 29, 2019, the Company recognized a gain of $1,500,000 as a result of a settlement agreement with one of its customers to resolve various outstanding disputes between the two parties. As a result of the agreement, the customer paid the Company $1,500,000 during the three months ended September 29, 2019. Additionally, the Company recognized a net gain of $467,000 for the nine months ended September 29, 2019 related to the sale of idle assets, which was offset by pension expense of $743,000.

(8)	Stock-Based Compensation

During the nine months ended October 4, 2020, the Company granted options to purchase 930,000 shares of our common stock under a long-term incentive program. The options have a five-year term and cliff vest on the third anniversary of the grant date. The grants did not have a significant impact on the Company’s consolidated financial statements during the three and nine months ended October 4, 2020.

(9)	Income (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 2,489,250 and 2,754,750 potential common shares excluded from diluted earnings per share for the three and nine months ended October 4, 2020, respectively because the effect of inclusion would be anti-dilutive. For the three and nine months ended September 29, 2019, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Income (loss) attributable to stockholders:
Net income (loss) as reported	$3,495	$(1,557)	$2,842	$(3,090)
Less distributed and undistributed earnings allocable to restricted award holders	(15)	0	(12)	0
Less dividends declared attributable to restricted award holders	0	0	0	0
Net income (loss) allocable to common stockholders	$3,480	$(1,557)	$2,830	$(3,090)
Income (loss) per common share attributable to stockholders:
Basic	$0.17	$(0.07)	$0.14	$(0.15)
Diluted	$0.17	$(0.07)	$0.14	$(0.15)
Weighted average shares outstanding – basic	21,064	20,941	21,026	20,829
Weighted average additional shares assuming conversion of potential common shares	16	0	0	0
Weighted average shares outstanding – diluted	21,080	20,941	21,026	20,829

(10)	Inventory

Inventory consists of the following (in thousands):

	October 4,	December 31,
	2020	2019
	(Unaudited)
Raw materials	$11,644	$15,139
Work in process	6,875	5,889
Finished goods	1,272	1,675
Reserve for excess and obsolete inventory	(1,947)	(1,919)
Total	$17,844	$20,784

(11)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	October 4,	December 31,
	2020	2019
	(Unaudited)
Land and land improvements	$43	$50
Buildings and building improvements	7,398	8,108
Machinery, equipment, furniture and fixtures	53,076	55,520
Construction in progress	438	371
	60,955	64,049
Accumulated depreciation	(51,228)	(52,374)
	$9,727	$11,675

(12)	Debt

Debt outstanding consists of the following (in thousands):

	October 4,	December 31,
	2020	2019
	(Unaudited)
Current:
Finance lease obligation, current portion	$383	$684
PPP Loan, current portion	2,174	0
Note payable – related party, current portion	2,500	0
Current portion of long term debt	$5,057	$684
Long Term:
Finance lease obligation	$2,029	$2,351
PPP Loan	1,384	0
Note payable – related party	4,000	6,500
Less unamortized debt issuance and modification costs	(26)	(37)
Long term debt net of unamortized debt costs	$7,387	$8,814

Paycheck Protection Program

During the second quarter of 2020, the Company secured a $3,558,000 term loan with BMO. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments. The PPP Loan is evidenced by a promissory note in favor of BMO, as lender, with a principal amount of $3,558,000 that bears interest at a fixed annual rate of 1.00%, with the first six months of principal and interest deferred. Under the terms of the PPP Loan, 18 equal monthly payments of principal and interest would begin in November 2020 with the final payment due in April 2022, however recent legislation under the Paycheck Protection Program Flexibility Act of 2020 provides for an extension of the maturity date up to five years, an extension of the principal and interest deferral period to the date of a loan forgiveness determination and modifications to the debt amortization schedule if the Company and BMO reach an agreement on modified terms. The PPP Loan may be accelerated upon the occurrence of an event of default.

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

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal as of October 4, 2020 and December 31, 2019. GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year through March 31, 2019 and, thereafter is reset on April 1st of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The maturity dates for the obligation are as follows: $2,500,000 of the obligation on April 1, 2021, $2,000,000 on April 1, 2023, and the balance on April 1, 2025. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2021 and 2023. During the first quarter of 2020, the Company provided notice to GFCM of its intention to elect to defer the specified portion of the interest payments due beginning on April 6, 2020.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company.

Finance Lease Obligations

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the nine acres and buildings occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca sale-leaseback, the Company has a finance lease obligation of $2,219,000 for the property as of October 4, 2020.

In February 2019, the Company entered into a 60-month finance lease for $269,000 for new machinery at its Sypris Technologies facility in the U.S. The balance of the finance lease obligation as of October 4, 2020 was $193,000.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$12,072	$15,654	$33,234	$48,673
Sypris Electronics	10,082	6,605	28,498	17,594
	$22,154	$22,259	$61,732	$66,267

Gross profit (loss):
Sypris Technologies	$1,907	$2,514	$4,629	$7,781
Sypris Electronics	1,514	(188)	4,386	(606)
	$3,421	$2,326	$9,015	$7,175

Operating income (loss):
Sypris Technologies	$873	$958	$1,181	$3,554
Sypris Electronics	808	(886)	2,249	(2,943)
General, corporate and other	(837)	(1,084)	3,169	(4,033)
	$844	$(1,012)	$261	$(3,422)
Income (loss) before taxes:
Sypris Technologies	$437	$589	$1,104	$2,902
Sypris Electronics	801	(900)	2,225	(2,963)
General, corporate and other	(982)	(1,214)	(3,590)	(2,881)
	$256	$(1,525)	$(261)	$(2,942)

	October 4,	December 31,
	2020	2019
	(Unaudited)
Total assets:
Sypris Technologies	$30,400	$29,694
Sypris Electronics	22,790	24,985
General, corporate and other	8,188	5,377
	$61,378	$60,056

Total liabilities:
Sypris Technologies	$20,629	$19,989
Sypris Electronics	13,027	17,416
General, corporate and other	12,520	9,220
	$46,176	$46,625

(14)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of October 4, 2020 and December 31, 2019 was $642,000 and $569,000, respectively. The Company’s warranty expense for the three and nine months ended October 4, 2020 and September 29, 2019 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. As of October 4, 2020 and December 31, 2019, no amounts were accrued for any environmental matters.

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

On February 17, 2017, several employees (“Lucas Plaintiffs”) of KapStone Charleston Kraft, LLC filed a lawsuit in South Carolina alleging that they had been seriously burned when they opened a hinged closure and a hot tar-like material spilled out. Among other claims, the Lucas Plaintiffs allege that Sypris Technologies designed and manufactured the closure, that the closure was defective and that those defects had caused or contributed to their injuries. Sypris Technologies’ motion to dismiss for lack of jurisdiction was denied on February 28, 2020. The Company regards these allegations to be without merit and any potential damages to be undeterminable at this time. The Company’s general liability insurer has accepted the defense costs. The Company is continuing to vigorously defend the matter.

As of October 4, 2020, the Company had outstanding purchase commitments of approximately $10,170,000, primarily for the acquisition of inventory.

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

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with ASC 740, Income Taxes (ASC 740). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on its current forecast, the Company believes it will have sufficient future taxable income to realize its deferred tax assets by its Mexican subsidiaries. Therefore, the Company reversed its valuation allowance recorded in prior years against certain Mexican net deferred tax assets and recognized an income tax benefit of $3,257,000 during the three and nine months ended October 4, 2020.

Based on its current forecast, the Company has established a valuation allowance against all U.S. deferred tax assets. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. tax benefits.

(16)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Service cost	$1	$1	$3	$3
Interest cost on projected benefit obligation	271	352	813	1,056
Net amortizations, deferrals and other costs	158	167	474	500
Expected return on plan assets	(228)	(271)	(684)	(813)
Net periodic benefit cost	$202	$249	$606	$746

The net periodic benefit cost of the defined benefit pension plans incurred during the three and nine months ended October 4, 2020 and September 29, 2019 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Service cost:
Selling, general and administrative expenses	$1	$1	$3	$3
Other net periodic benefit costs:
Other expense (income), net	201	248	603	743
Total	$202	$249	$606	$746

(17)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	October 4,	December 31,
	2020	2019
	(Unaudited)
Foreign currency translation adjustments	$(11,996)	$(10,623)
Employee benefit related adjustments – U.S., net of tax	(13,544)	(13,544)
Employee benefit related adjustments – Mexico, net of tax	116	116
Accumulated other comprehensive loss	$(25,424)	$(24,051)

(18)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at October 4, 2020 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. The Company has continued to operate at each location and sought to remain compliant with government regulations imposed due to the COVID-19 pandemic. During periods of lower production, the Company is scheduling and performing certain preventative maintenance procedures on its equipment and is utilizing resources to continue making progress on certain of the strategic initiatives included in the Company’s 2020 annual operating plan. The Company began to experience lower revenue late in the first quarter due to the COVID-19 pandemic, and a more significant impact in the second quarter, especially within the Sypris Technologies group. However, towards the end of the second quarter, some state and local jurisdictions started to lift mandatory stay-at-home or shelter-in-place orders and started gradually to ease restrictions. While the Company expects the effects of the pandemic will negatively impact its results of operations, cash flows and financial position, management has implemented actions to mitigate the financial impact, to protect the health of its employees and to comply with government regulations at each location. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the material components we utilize in the manufacture of the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of our customers to conduct their business and purchase our products; and limitations on the ability of our customers to pay us on a timely basis.

We are experiencing disruptions in our business as we implement modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time. With respect to liquidity, we are evaluating and taking actions to reduce costs and spending across our organization. This includes reducing hiring activities, reducing compensation for our Chairman, President and CEO, certain other senior leadership and corporate personnel and our Board of Directors, and limiting discretionary spending. In addition, under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we have deferred certain payroll taxes into future years. We have also reduced anticipated spending on capital investment projects and are managing working capital to preserve liquidity during this crisis. In addition to these activities, during the second quarter, the Company secured a $3.6 million term loan with BMO Harris Bank National Association (“BMO”), pursuant to the Paycheck Protection Program (the “PPP Loan”) under the CARES Act. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments.

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

Sypris Technologies Outlook

After two years of record high volumes, the commercial vehicle market softened materially during the fourth quarter of 2019, impacting production rates as customers responded to the demand reduction and balanced inventory levels. This anticipated cyclical decline, coupled with the impact of the COVID-19 pandemic, has and is expected to continue to result in a significant decline in North American Class 4-8 shipments in 2020, with Class 8 production dropping as much as 50% from the prior year. Sypris Technologies has experienced a significant reduction in demand from customers serving the automotive, commercial vehicle, sport utility vehicle and off-highway markets and the significant drop in oil prices has created uncertainty for many of the energy infrastructure projects utilizing the components we produce and sell. Sypris Technologies’ revenue was negatively impacted at the end of the first quarter and a more significant impact was experienced during the second quarter contributing to a 55.9% decline from the second quarter of 2019. While the third quarter 2020 volumes improved, we further believe that revenue will likely continue to be negatively impacted in future periods until the COVID-19 pandemic diminishes. We believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as demand for our products in these markets did not decline as dramatically as demand declined in the Class 8 commercial vehicle market. In addition, we believe that demand may recover more quickly in the sport-utility and off-highway markets than the Class 8 commercial vehicle market.

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

In the past few years, we have faced challenges within Sypris Electronics, including certain electronic component shortages and extensive lead-time manufacturing issues. This had a negative impact on our production schedules and margin performance in 2019. However, these negative impacts did not persist in the first nine months of 2020, as many of the component shortages and issues were resolved. The majority of our aerospace and defense programs require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to exercise our supply chain to mitigate the impact on our business. While the COVID-19 outbreak did not have a material impact on our supply chain in the first nine months of 2020, overall component shortages may become a challenge throughout the balance of 2020 and in the coming year. As a result, there can be no assurance that we will continue to be successful in addressing these shortages and issues.

During 2019 and 2020, we announced new program awards for Sypris Electronics, with certain programs continuing into 2020 and 2021. In addition to program awards related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded programs related to the communication and navigation markets, which align with our advanced capabilities for delivering products for complex, high cost of failure platforms.

On February 10, 2020, the U.S. presidential administration submitted the fiscal year (“FY”) 2021 President’s Budget, requesting $1.34 trillion in total discretionary funding (a U.S. Government fiscal year starts on October 1 and ends on September 30). The FY 2021 budget requests $672 billion for base discretionary national defense spending, the maximum permitted under the Bipartisan Budget Act of 2019 (BBA-19). The total national defense request is $741 billion. The FY 2021 budget requests $705 billion for the DoD. The FY 2021 budget is expected to support program growth and market expansion opportunities for periods beginning late in 2020 and into 2021 for aerospace and defense participants. FY 2021 appropriations have not been enacted and on October 1, 2020, a continuing resolution was enacted, providing continued funding at FY 2020 levels through December 11, 2020. It remains uncertain when the government will approve FY 2021 appropriations and what programs will be funded and at what levels. We expect to compete for follow-on business opportunities on future builds of several existing programs. However, the long-term impacts of COVID-19 on government budgets and other funding priorities that impact demand for our products and services and our business are difficult to predict.

Results of Operations

The tables below compare our segment and consolidated results for the three and nine month periods of operations of 2020 to the three and nine month periods of operations of 2019. The tables present the results for each period, the change in those results from 2019 to 2020 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended October 4, 2020 Compared to Three Months Ended September 29, 2019

	Three Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Three Months Ended
	Oct. 4,	Sept. 29,	Favorable	Favorable	Oct. 4,	Sept. 29,
	2020	2019	(Unfavorable)	(Unfavorable)	2020	2019
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$12,072	$15,654	$(3,582)	(22.9)%	54.5%	70.3%
Sypris Electronics	10,082	6,605	3,477	52.6	45.5	29.7
Total	22,154	22,259	(105)	(0.5)	100.0	100.0
Cost of sales:
Sypris Technologies	10,165	13,140	2,975	22.6	84.2	83.9
Sypris Electronics	8,568	6,793	(1,775)	(26.1)	85.0	102.8
Total	18,733	19,933	1,200	6.0	84.6	89.6
Gross profit (loss):
Sypris Technologies	1,907	2,514	(607)	(24.1)	15.8	16.1
Sypris Electronics	1,514	(188)	1,702	NM	15.0	(2.8)
Total	3,421	2,326	1,095	47.1	15.4	10.5
Selling, general and administrative	2,577	3,148	571	18.1	11.6	14.1
Severance, relocation and other costs	—	190	190	100.0	—	0.9
Operating income (loss)	844	(1,012)	1,856	NM	3.8	(4.5)
Interest expense, net	216	227	11	4.8	1.0	1.0
Other expense, net	372	286	(86)	(30.1)	1.7	1.3
Income (loss) before taxes	256	(1,525)	1,781	NM	1.2	(6.9)
Income tax (benefit) expense, net	(3,239)	32	3,271	NM	(14.6)	0.1
Net income (loss)	$3,495	$(1,557)	$5,052	NM	15.8%	(7.0)%

Nine Months Ended October 4, 2020 Compared to Nine Months Ended September 29, 2019.

	Nine Months Ended,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Nine Months Ended
	Oct. 4,	Sept. 29,	Favorable	Favorable	Oct. 4,	Sept. 29,
	2020	2019	(Unfavorable)	(Unfavorable)	2020	2019
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$33,234	$48,673	$(15,439)	(31.7)%	53.8%	73.4%
Sypris Electronics	28,498	17,594	10,904	62.0	46.2	26.6
Total	61,732	66,267	(4,535)	(6.8)	100.0	100.0
Cost of sales:
Sypris Technologies	28,605	40,892	12,283	30.0	86.1	84.0
Sypris Electronics	24,112	18,200	(5,912)	(32.5)	84.6	103.4
Total	52,717	59,092	6,371	10.8	85.4	89.2
Gross profit (loss):
Sypris Technologies	4,629	7,781	(3,152)	(40.5)	13.9	16.0
Sypris Electronics	4,386	(606)	4,992	NM	15.4	(3.4)
Total	9,015	7,175	1,840	25.6	14.6	10.8
Selling, general and administrative	8,630	10,206	1,576	15.4	14.0	15.4
Severance, relocation and other costs	124	391	267	68.3	0.2	0.6
Operating income (loss)	261	(3,422)	3,683	NM	0.4	(5.2)
Interest expense, net	636	676	40	5.9	1.0	1.0
Other (income), net	(114)	(1,156)	(1,042)	(90.1)	(0.2)	(1.7)
Loss before taxes	(261)	(2,942)	2,681	91.1	(0.4)	(4.5)
Income tax (benefit) expense, net	(3,103)	148	3,251	NM	(5.0)	0.2
Net income (loss)	$2,842	$(3,090)	$5,932	NM	4.6%	(4.7)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three and nine-month periods ended October 4, 2020 decreased $3.6 million and $15.4 million, respectively, from the prior year comparable periods as a result of the expected cyclical decline in the commercial vehicle market and the impact of the COVID-19 pandemic, as noted above. The net revenue decrease for the three-month period was primarily attributable to decreased sales volumes of $2.8 million primarily with customers in the commercial vehicle market and decreased energy related product sales of $1.6 million, partially offset by growth in the automotive, light truck and sport utility markets of $0.8 million. The net revenue decrease for the comparable nine-month period was primarily attributable to decreased sales volumes of $14.1 million primarily with customers in the commercial vehicle market and decreased energy related product sales of $4.1 million, partially offset by growth in the automotive, light truck and sport utility markets of $2.8 million.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $3.5 million and $10.9 million, respectively, for the three and nine months ended October 4, 2020, from the prior year comparable periods. The year over year revenue growth for the comparable three and nine month periods reflects increased demand for a government funded product, shipments on a weapons system program that was in development and early build during 2019 and increased orders on certain commercial subsea components. Revenue for the first nine months of 2019 was partially affected by shortages of certain electronic components and extensive lead-time issues in the electronic manufacturing industry. The first nine months of 2019 were also impacted by shipments accelerated into the fourth quarter of 2018 as the Company planned for the implementation of a new ERP system effective in January 2019. Many of the challenges faced during the prior year with the electronic component shortages have been resolved and production rebounded to more normal run rates during the first nine months of 2020.

Gross Profit. Sypris Technologies’ gross profit decreased $0.6 million and $3.2 million for the three and nine months ended October 4, 2020, respectively. The net decrease in volumes contributed to a decrease in gross profit of $1.5 million and $5.9 million for the three and nine months ended October 4, 2020, respectively. Partially offsetting this decrease were improvements in productivity, utilities, scrap and rework expense. During 2019, the results for the periods were negatively impacted by additional start-up costs on new programs including lower productivity, higher supply consumption and scrap and rework expense. Additionally, utility costs were higher in 2019 as more production occurred during peak electrical rate periods. Management implemented programs to control variable and fixed spend during 2020 in response to the sharp decline in revenue attributable to the COVID-19 pandemic. In the operations most dramatically impacted by the reduction in demand, these programs included initiatives to retain the workforce necessary to support future demand in anticipation of reduced impacts of COVID-19.

Sypris Electronics’ gross profit increased $1.7 million and $5.0 million for the three and nine months ended October 4, 2020, respectively. The increase in gross profit was primarily as a result of the growth in revenue during the periods. Certain programs contributing to the improvement in revenue and gross margin for the comparable periods reached their expected quarterly run rates during the first nine months of 2020 and allowed management to more efficiently balance production and to improve overhead absorption. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the remainder of 2020 and price increases on certain programs could contribute to margin expansion in comparison with the previous year.

Selling, General and Administrative. Selling, general and administrative expense decreased by $0.6 million and $1.6 million for the three and nine month periods ended October 4, 2020, respectively, as compared to the same periods in 2019, primarily as a result of a reduction in spending across the Company. This included reducing hiring activities, reducing compensation for our Chairman, President and CEO and certain other senior leadership and corporate personnel and our Board of Directors, and limiting discretionary spending. We also had a reduction in consultation costs associated with the Company’s new ERP implementation effective in January 2019.

Other Expense (Income), Net. The Company recognized other expense of $0.4 million and other income, net of $0.1 million for the three and nine months ended October 4, 2020, respectively. During the three months ended October 4, 2020, the Company recognized pension expense of $0.2 million and a loss on the disposal of assets of $0.2 million. For the nine months ended October 4, 2020, the Company recognized net gains of $0.8 million related to the sale of idle assets, partially offset by pension expense of $0.6 million and foreign exchange related losses of $0.1 million.

The Company recognized other expense of $0.3 million and other income, net of $1.2 million for the three and nine months ended September 29, 2019, respectively. During the three months ended September 29, 2019, the Company recognized pension expense of $0.3 million. For the nine months ended September 29, 2019, the Company recognized a gain in other income of $1.5 million related to a settlement agreement reached with one of its customers during the period (see Note 7). Additionally, the Company recognized a net gain of $0.5 million related to the sale of idle assets, offset by pension expense of $0.7 million.

Income Taxes. The Company’s income tax expense for the three and nine months ended October 4, 2020 consists primarily of a net deferred tax benefit of $3.3 million, partially offset by currently payable state and local income taxes on domestic operations and foreign income taxes on one of its Mexican subsidiaries. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on its current forecast, the Company believes it will have sufficient future taxable income to realize its deferred tax assets by its Mexican subsidiaries. Therefore, the Company reversed its valuation allowance recorded in prior years against certain Mexican net deferred tax assets and recognized an income tax benefit of $3.3 million during the three and nine months ended October 4, 2020.

The Company’s income tax expense for the three and nine months ended September 29, 2019 consists primarily of currently payable state and local income taxes on domestic operations and foreign income taxes on one of its Mexican subsidiaries.

Liquidity, Capital Resources

Payroll Protection Program. As described above, the Company secured the PPP Loan under the CARES Act during the second quarter of 2020. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments. The PPP Loan is evidenced by a promissory note in favor of BMO, as lender, with a principal amount of $3.6 million that bears interest at a fixed annual rate of 1.00%, with the first six months of principal and interest deferred. Under the terms of the PPP Loan, 18 equal monthly payments of principal and interest would begin in November 2020 with the final payment due in April 2022, however recent legislation under the Paycheck Protection Program Flexibility Act of 2020 provides for an extension of the maturity date up to five years, an extension of the principal and interest deferral period to the date of a loan forgiveness determination and modifications to the debt amortization schedule if the Company and BMO reach an agreement on modified terms. The PPP Loan may be accelerated upon the occurrence of an event of default.

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

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6.5 million in principal as of October 4, 2020 and December 31, 2019 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of October 4, 2020, our principal commitment under the Note was $2.5 million due on April 1, 2021, $2.0 million on April 1, 2023 and the balance on April 1, 2025. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2021 and 2023, and provides for a first security interest in substantially all of the Company’s assets, including those in Mexico. During the first quarter of 2020, the Company provided notice to GFCM of its intention to elect to defer the specified portion of the interest payments due beginning on April 6, 2020.

Finance Lease Obligations. On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215 million Mexican Pesos, or approximately $12.2 million in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the nine acres and buildings occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca sale-leaseback, the Company has a finance lease obligation of $2.3 million for the building as of October 4, 2020.

In February 2019, the Company entered into a finance lease for $0.3 million for new machinery at its Sypris Technologies facility in the U.S. The balance of the lease obligation as of October 4, 2020 was $0.2 million.

Purchase Commitments. We had purchase commitments totaling approximately $10.2 million at October 4, 2020, primarily for inventory.

Cash Balance. At October 4, 2020, we had approximately $8.3 million of cash and cash equivalents, of which $2.5 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Cash Flows

Operating Activities. Net cash provided by operating activities was $0.1 million in the first nine months of 2020 as compared to cash used of $3.0 million in the same period of 2019. The aggregate increase in accounts receivable in 2020 resulted in a use of cash of $1.2 million as a result of timing of revenue being weighted toward the last month of the period, primarily within Sypris Technologies. The decrease in inventory in 2020 resulted in a source of cash of $2.4 million. The decrease in inventory primarily relates to inventory within Sypris Electronics, as shipments on programs using inventory procured in prior periods have increased in 2020. Additionally, there was a decrease in accounts payable during the first nine months of 2020, which resulted in a usage of cash of $1.0 million. Prepaid expenses and other assets increased during the first nine months of 2020, resulting in a usage of cash of $1.0 million, primarily as a result of an increase in contract assets. Accrued and other liabilities decreased during the first nine months of 2020, resulting in a use of cash of $1.1 million, primarily as a result of a decrease in deferred revenue.

Investing Activities. Net cash provided by investing activities was $0.8 million for the first nine months of 2020 as compared to $0.1 million for the first nine months of 2019. Net cash provided by investing activities for the first nine months of 2020 included proceeds of $2.0 million from the sale of idle assets by Sypris Technologies during the period, including the sale of the Broadway Plant, partially offset by capital expenditures of $1.2 million.

Net cash provided by investing activities for the first nine months of 2019 included proceeds of $0.7 million from the sale of idle assets by Sypris Technologies during the period offset by capital expenditures of $0.6 million.

Financing Activities. Net cash provided by financing activities was $2.9 million for the first nine months of 2020 as compared to cash used of $0.6 million for the first nine months of 2019. Net cash provided by financing activities in the first nine months of 2020 included proceeds of $3.6 million under the PPP Loan, as described above, partially offset by finance lease payments of $0.6 million.

Net cash used in financing activities in the first nine months of 2019 included finance lease payments of $0.5 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no significant changes in our critical accounting policies during the nine months ended October 4, 2020.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: the impact of COVID-19 and economic conditions on our future operations; possible public policy response to the pandemic, including legislation or restrictions that may impact our operations or supply chain; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or other assets to fund operating losses; our failure to achieve targeted gains and cash proceeds from the anticipated sale of certain equipment; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; our ability to comply with the requirements of the SBA and seek forgiveness of all or a portion of the PPP Loan; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; dependence on, retention or recruitment of key employees and distribution of our human capital; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability or environmental claims; our inability to develop new or improved products or new markets for our products; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; our ability to maintain compliance with the NASDAQ listing standards minimum closing bid price; our reliance on a few key customers, third party vendors and sub-suppliers; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; other potential weaknesses in internal controls over financial reporting and enterprise risk management; failure to adequately insure or to identify product liability, environmental or other insurable risks; unanticipated or uninsured disasters, public health crises, losses or business risks; unanticipated or uninsured product liability claims; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; the costs of compliance with our auditing, regulatory or contractual obligations; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; cyber security threats and disruptions; inaccurate data about markets, customers or business conditions; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended July 5, 2020.

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

Item 1A.     Risk Factors

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended July 5, 2020.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the shares of common stock that were repurchased by the Company – all from its current or former employees – during the third quarter ended October 4, 2020:

	Total	Average	Total Number of Shares Purchased	Maximum Dollar Value of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased (a)	Share	Plans or Programs	Plans or Programs
7/6/2020 – 8/2/2020	—	$—	—	$—
8/3/2020 – 8/30/2020	—	$—	—	$—
8/31/2020 – 10/4/2020	62,828	$1.16	—	$—

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	November 12, 2020	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	November 12, 2020	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)