Form 10-K
period 2020-12-31
SYPRIS SOLUTIONS INC
filed 2021-03-18
CIK 864240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2020.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive	(Registrant’s telephone number,
offices, including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	SYPR	NASDAQ

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
☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 5, 2020) was $8,846,647.

There were 21,436,963 shares of the registrant’s common stock outstanding as of March 10, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 11, 2021 are incorporated by reference into Part III to the extent described therein.

Table of Contents

In this Annual Report on Form 10-K, “Sypris,” “the Company,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sypris Solutions, Inc. (“Sypris”, the “Company”, “we”, “our”, or “us”). These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “estimate,” “intend,” “may,” “will”, “in our view” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this Annual Report on Form 10-K or in other documents filed with the Securities and Exchange Commission, in press releases, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Briefly, we currently believe that such risks also include the following: the impact of the current coronavirus disease (“COVID-19”) and economic conditions on our future operations; possible public policy response to the pandemic, including legislation or restrictions that may impact our operations or supply chain; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; our failure to successfully win new business; the termination or non-renewal of existing contracts by customers; our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; dependence on, retention or recruitment of key employees and distribution of our human capital; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability, warranty or environmental claims; our failure to achieve targeted gains and cash proceeds from the anticipated sale of certain equipment and other assets; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; our ability to comply with the requirements of the SBA and seek forgiveness of all or a portion of the PPP Loan; our inability to develop new or improved products or new markets for our products; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities; our ability to maintain compliance with the NASDAQ listing standards minimum closing bid price; our reliance on a few key customers, third party vendors and sub-suppliers; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; potential weaknesses in internal controls over financial reporting and enterprise risk management; failure to adequately insure or to identify product liability, environmental or other insurable risks; unanticipated or uninsured disasters, public health crises, losses or business risks; unanticipated or uninsured product liability claims; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; the costs of compliance with our auditing, regulatory or contractual obligations; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; costs associated with environmental claims relating to properties previously owned; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; cyber security threats and disruptions; inaccurate data about markets, customers or business conditions; risks related to owning our common stock, including increased volatility; or unknown risks and uncertainties. We undertake no obligation to update our forward-looking statements, except as may be required by law.

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

Business Division Summary

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

Sypris Technologies. Through Sypris Technologies, we are a significant supplier of forged and machined components, serving the commercial vehicle, off highway vehicle, recreational vehicle, automotive, industrial and energy markets in North America. We have the capacity to produce drive train components including axle shafts, transmission shafts, gear sets, steer axle knuckles, and other components for ultimate use by the leading automotive, truck and recreational vehicle manufacturers, including General Motors Company (GM), Freightliner LLC (Freightliner), Mack Truck (Mack), Navistar International Corporation (Navistar), PACCAR, Inc. (PACCAR), Volvo Truck Corporation (Volvo) and Bombradier Recreational Products (BRP). We support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies. We also manufacture high-pressure closures and other fabricated products for oil and gas pipelines.

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

Sypris Technologies represented approximately 55% of our net revenues in 2020.

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

We provide our customers with a broad variety of value added solutions, from low-volume prototype assembly to high-volume turnkey manufacturing. Our manufacturing contracts for the aerospace and defense electronics market are generally sole-source by part number. Our customers include large aerospace and defense companies such as Northrop Grumman Corporation (Northrop Grumman), L3Harris Technologies (L3Harris), Collins Aerospace Systems, BAE Systems (BAE) and Analog Devices, Inc. (ADI). We serve as a subcontractor on U.S. government programs and do not serve as a prime contractor to the U.S. government.

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

During 2019 and 2020, we announced new program awards as a subcontractor for Sypris Electronics, with certain programs contributing to revenue in 2020 and continuing into 2021 through 2022. In addition to contract awards from U.S. Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts related to the communication and navigation markets, which align with our advanced capabilities for delivering products for complex, high cost of failure platforms.

On December 27, 2020, the President of the United States signed the fiscal year (FY) 2021 Consolidated Appropriations Act, providing annual funding for the DoD, other government agencies, and COVID-19 relief. The appropriations provide $741 billion in discretionary funding for national defense (including DoD funding and defense-related spending in energy and water development, homeland security, and military construction appropriations), of which $671 billion is in base funding and $69 billion is Overseas Contingency Operations (“OCO”)/emergency funding (OCO and emergency supplemental funding do not count toward discretionary spending caps). Of the $741 billion, the DoD was allocated $704 billion, composed of $635 billion in base funding and $69 billion in OCO and emergency funding. The appropriations adhere to the Bipartisan Budget Act of 2019 (BBA 2019), which increased the spending limits for both defense and non-defense discretionary funds for the final two years (FY 2020 and FY 2021) of the Budget Control Act of 2011 (BCA).

It remains uncertain when the government will approve FY 2021 appropriations and what government programs will be funded and at what levels. We expect to compete for follow-on business opportunities as a subcontractor on future builds of several existing government programs. However, the long-term impacts of COVID-19 on government budgets and other funding priorities that impact demand for our products and services and our business are difficult to predict.

In the past few years, we have faced challenges within Sypris Electronics, including certain electronic component shortages and extensive lead-time manufacturing issues. This had a negative impact on our production schedules and margin performance in 2019. However, these negative impacts did not persist in 2020, as most of the component shortages and issues were resolved in 2019 and in early 2020. The majority of the government aerospace and defense programs that we support require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to focus on our supply chain to attempt to mitigate the impact of supply component shortages on our business. While the COVID-19 outbreak did not have a material impact on our supply chain in 2020, we expect that global shutdowns of raw materials production are expected to have a delayed impact on overall component shortages in 2021. We may not be successful in addressing these shortages and other issues.

Sypris Electronics accounted for approximately 45% of net revenue in 2020.

Our Markets

Sypris Technologies. The industrial manufacturing markets include automotive, truck and off-highway components and assemblies and specialty closures. The automotive and truck components and assemblies market consists of the original equipment manufacturers, or OEMs, including FCA, Freightliner, GM, Mack, Navistar, PACCAR and Volvo, and an extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. Tier 1 companies represent the primary suppliers to the OEMs and include Meritor, Dana Inc. (Dana), Detroit Diesel Corporation (Detroit Diesel), American Axle & Manufacturing Holdings, Inc. (America Axle) and Transmisiones y Equipos Mecanicos, S.A. de C.V. (Tremec), among others. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components and assemblies market, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels. Beginning in 2015, the Company lost several of its traditional Tier 1 customers in the commercial vehicle markets, and we have determined to migrate away from doing business with certain of those customers, while seeking to replace these customers with more profitable customer relationships, especially among the heavy truck, off-highway and automotive OEMs, Tier 1 suppliers and others who place a higher value on the Company’s innovation, flexibility and core commitment to lean manufacturing principles. The customers for our specialty closure products consists primarily of operators and builders of oil and gas pipelines, which are also facing significant pressures to improve quality, reduce costs and defer capital expenditures.

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

Our Business Strategy

Our objective is to improve our position in each of our core markets by increasing the number of multi-year relationships with customers and investing in highly innovative and efficient production capacity to remain competitive on a global scale. We intend to serve our customers and achieve this objective by continuing to:

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

We believe that the number and duration of our strategic customer relationships should grow to enable us to invest in our business with greater certainty and with less risk. The investments we make in support of these relationships are targeted to provide us with the productivity, flexibility, technological edge and economies of scale that we believe will help to differentiate us from the competition in the future when it comes to cost, quality, reliability and customer service.

Customer Concentration

Our five largest customers in 2020 were Northrop Grumman, Sistemas Automotrices de Mexico, S.A de C.V. (Sistemas), Detroit Diesel, ADI and SubCom, which in the aggregate accounted for 64% of net revenue. Our five largest customers in 2019 were Sistemas Automotrices de Mexico, S.A de C.V. (Sistemas), Detroit Diesel, Northrop Grumman, L3Harris and SubCom, which in the aggregate accounted for 61% of net revenue. In 2020, Northrop Grumman, Sistemas and Detroit Diesel and represented approximately 22%, 14% and 12% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2020. In 2019, Sistemas, Detroit Diesel and Northrop Grumman represented approximately 22%, 14% and 11% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2019.

Geographic Areas and Currency Fluctuations

Our operations are located in the U.S. and Mexico. Our Mexican subsidiaries and affiliates are a part of Sypris Technologies and manufacture and sell a number of products similar to those Sypris Technologies produces or previously produced in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have primarily impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiaries, because the vast majority of our transactions are denominated in U.S. dollars. For the years ended December 31, 2020 and 2019, “other income, net” included foreign currency translation gains of less than $0.1 million and $0.2 million, respectively.

Net revenues from Mexican operations were $29.8 million, or 36%, and $40.5 million, or 46%, of our consolidated net revenues in 2020 and 2019, respectively. In 2020, net income from our Mexican operations was $4.7 million, as compared to our consolidated net income of $1.7 million. In 2019, net income from our Mexican operations was $1.1 million, as compared to our consolidated net loss of $3.9 million. You can find more information about our regional operating results, including our export sales, in Note 21 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Our objective is to increase the value we provide to the customer on an annual basis beyond the contractual terms that may be contained in a supply agreement. To achieve this objective, we commit to the customer that we will continuously look for ways to reduce the cost, improve the quality, reduce the cycle time and improve the life span of the products we supply the customer. Our ability to deliver on this commitment over time is expected to have a significant impact on customer satisfaction, loyalty and follow‑on business.

We have signed long-term supply agreements with Detroit Diesel, Volvo, Tremec, Danfoss Industries S.A de C.V. (Danfoss) and Sistemas. We have also been awarded purchase orders for various products and components from American Axle, Meritor, and Dana. We have launched the Sypris Ultra® axle shaft with Detroit Diesel and have strong interest from others within the customer base who are interested in this patented product. We are continuing to explore other opportunities as they arise and have a significant number of outstanding quotations in progress, but there can be no assurances that our efforts to develop new sources of revenues will be successful.

Competition

The markets that we serve are highly competitive, and we compete against numerous domestic and international companies in addition to the internal capabilities of some of our customers. In the industrial manufacturing markets, we compete primarily against other component suppliers such as Ramkrishna Forgings Limited, Mid-West Forge, Inc., GNA Axles Limited, Brunner International, Inc., Bharat Forge, Commercial Forged Products, Spencer Forge and Machine, Inc., Traxle, SPX Flow, Inc., T.D. Williamson Inc. and National Oilwell Varco, Inc., certain of which serve as suppliers to many Tier I and smaller companies. In the aerospace and defense electronics market, we compete primarily against other component suppliers such as Celestica Inc., Jabil Circuit, Inc. and Spartan Corporation. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours. In addition, we will face new competitors as we attempt to increase and expand our business.

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

Human Capital

As of December 31, 2020, we had a total of 664 employees, of which 491 were engaged in manufacturing, 13 were engaged in sales and marketing, 58 were engaged in engineering and 102 were engaged in administration. Approximately 386 of our employees were covered by collective bargaining agreements with various unions that expire on various dates through 2022. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements expiring within the next 12 months. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. Although we believe overall that relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

Throughout our Company’s history, we always recognized that people drive the strength of our business and our ability to effectively serve our clients and sustain our competitive position. We are focused on harmonizing our approach to talent to provide seamless opportunities and better experiences to our employees.

We have a Code of Conduct (“Code of Conduct”) applicable to all of our employees, which creates expectations and provides guidance for employees to make the right decisions. Our Code of Conduct includes topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of Company assets, protecting confidential information, and reporting Code of Conduct violations. It is used to reinforce our passion for operating in a fair, honest, responsible and ethical manner. The Code of Conduct also emphasizes the importance of having an open, welcoming environment in which all employees feel empowered to do what is right and are encouraged to voice concerns should violations of the Code of Conduct be observed. All employees are required to complete training on the Code of Conduct annually.

In an effort to ensure business continuity of our operations during events where senior leadership personnel is impacted, we endeavor each year to examine the top roles within our corporate and subsidiary organizations and identify individuals who could step into those positions if called upon to do so and to identify a set of individuals who could do so with additional time, experience and development.  This succession planning exercise is conducted annually and reviewed with the Board of Directors.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and which are intended to comply with government orders in all the states and countries where we operate. In an effort to keep our employees safe and to maintain operations during the COVID-19 pandemic, we have implemented a number of new health-related measures including, the requirement to wear Company-provided face-masks at all times while on Company property, temperature taking protocols, increased hygiene, cleaning and sanitizing procedures at all locations, social-distancing, restrictions on visitors to our facilities and limits on in-person meetings and other gatherings. The health and wellness of our employees are critical to our success.

For information on the risks related to our human capital resources, see Item 1A – Risk Factors.

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

A number of significant risk factors could materially affect our business operations and cause our performance to differ materially from any future results projected or implied by our prior statements, including those described below. Many of these risk factors are also identified in connection with the more specific descriptions of our business and results of operations contained throughout this report. The impact of the COVID-19 pandemic and resulting economic conditions may increase many of these risks.

Customers and Revenue Growth Risks

We seek to generate new business revenues to support our ongoing operations.

Our businesses generally require a higher level of new business revenues than we currently have in order to operate profitably. We are working to increase our revenues with new and existing customers. However, if we are not successful in significantly increasing over overall net revenues, we may be unable to maintain the critical mass of capital investments or talented employees that are needed to succeed in our chosen markets or to maintain our existing facilities, which could result in additional restructuring or exit costs. As we expand our customers and our products, we must also effectively manage a more diverse production schedule to avoid slowing our production output. As we are awarded new products with new customers, we must onboard new operational processes in an effective and efficient manner. We cannot assure you that we will be successful in increasing our revenues with new and existing customers to a level necessary to maintain or return to profitability.

Even when we are chosen by a new or existing customer for new business, there can be no assurance that we will be able to successfully complete final contract negotiations on acceptable terms or at all. In many cases, we announce significant contract “orders”, “wins” or “awards” before final contract negotiations are complete, and there is a chance that these new announced contract orders, wins or awards may not result in a definitive agreement or the expected amount of revenues or profits. We cannot guarantee that any particular contract with a customer will result in the anticipated level revenue or profitability.

We depend on a few key customers in challenging industries for most of our revenues.

Our five largest customers in 2020 were Northrop Grumman, Sistemas, Detroit Diesel, ADI and SubCom, which in the aggregate accounted for 64% of net revenue. The loss of any of these customers or any other significant customer, or the renewal of business on less favorable terms, would have a material adverse impact on our business and results of operations. Due to our customer concentration, if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants or change their purchasing patterns, our business may be harmed.

The truck components and assemblies industry has experienced consolidation, credit risk, highly cyclical market demand, labor unrest, rising steel costs, extensive raw material lead-times, bankruptcy and other obstacles. The demand for our energy-related products lines, historically, has risen and fallen with the prices of oil and/or natural gas, as our customers’ capital expenditures budgets tend to be dependent upon energy prices. We depend on the continued growth and financial stability of customers in these industries and our core markets, as well as general economic conditions. Adverse changes affecting these customers, markets or economic conditions could harm our operating results.

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

Sypris Electronics serves as a contractor for large aerospace and defense companies such as Northrop Grumman and L3Harris, typically under federally funded programs, which represented approximately 37% and 23% of net revenue in 2020 and 2019, respectively.

Sypris Electronics was adversely affected by declines in the overall government defense market due to the effects of sequestration in the past, and may be further affected if funding for programs in which we participate, either by selling products directly to U.S. government agencies or as a subcontractor to prime contractors such as Northrop Grumman, L3Harris, SubCom, LLC (SubCom) and ADI, is reduced, delayed or cancelled. Our ability to obtain new contract awards also could be negatively affected by funding and budgeting for such programs.

Competition Risks

Increasing competition could limit or reduce our market share.

As an outsourced manufacturer, we operate in highly competitive environments that often include our customers’ internal capabilities. We believe that the principal competitive factors in our markets include the availability of manufacturing capacity, increasingly unfavorable currency exchange rates (especially in low-cost countries), technological strength, speed and flexibility in responding to design or schedule changes, price, quality, delivery, cost management and financial strength. Our earnings could decline if our competitors or customers can provide comparable speed and quality at a lower cost, or if we fail to adequately invest in the range and quality of products and manufacturing capabilities our customers require.

Most of our competitors are larger and have greater financial and organizational resources, geographic breadth and range of products, customer bases and brand recognition than we do. As a result, our competitors may respond more quickly to technological changes or customer needs, consume lower fixed and variable unit costs, negotiate reduced component prices, and obtain better terms for financing growth. If we fail to compete in any of these areas, we may lose market share and our business could be seriously harmed. There can be no assurance that we will not experience increased competition or that we will be able to achieve profitability as these new challenges arise.

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

Execution Risks

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

We must operate more efficiently.

If we are unable to improve the cost, efficiency and yield of our operations, and if we are not able to control costs, our financial results could suffer and we could be forced to sell additional assets, take on additional debt at higher costs or take other measures to restructure our operations or capital structure. A number of major obstacles could include:

●

difficulties arising from our present financial condition, including difficulties in maintaining customer and supplier relationships and difficulties acquiring new business due to lingering concerns about our financial condition until we have returned to consistent profitability;

●	efforts to increase our manufacturing capacity, maintain quality control systems and launch new programs, especially as we continue to increase production at our Mexico operations;

●	the breakdown or the need for major repairs of critical machinery or equipment, especially as we increase production at our Mexico operations;

●

the risk of warranty expenses and product liability claims, including the outcome of known or potential recall campaigns, if our products fail to meet or perform to specifications or cause property damage, injury or death;

●	inflationary pressures;

●	tariffs or trade restrictions imposed on imports or exports, particularly in the United States and Mexico;

●	our ability to comply with exportation and importation regulations with an expanding global market;

●	increased borrowing due to declines in sales;

●	changes in anticipated product mix and the associated variances in our profit margins;

●	the need to identify and eliminate our root causes of scrap;

●	our ability to achieve expected annual savings or other synergies from past and future business combinations;

●	inventory risks due to forecasting errors, shifts in market demand, the unanticipated loss of future business, or the obsolescence and/or price erosion of raw materials or component parts on hand; and

●	any inability to successfully manage growth, contraction or competitive pressures in our primary markets.

Our management or systems could be inadequate to support our existing or future operations, especially as we downsize our operating staff to reduce expenses while we work to increase revenues. New customers or new contracts, particularly with new product offerings, could require us to invest in additional equipment or other capital expenditures which exceed our budgeted plans. We may have limited experience or expertise in installing or operating such equipment, which could negatively impact our ability to deliver products on time or with acceptable costs. In addition, a material portion of our manufacturing equipment requires significant maintenance to operate effectively, and we may experience maintenance and repair issues. The risk of technical failures, nonconformance with customer specifications, an inability to deliver next generation products or other quality concerns could materially impair our operating results. Similarly, expanding production for our energy-related products without effective process or quality controls could materially increase scrap rates and may impact the safety of our operating environment or expose our business to warranty risks and contractual violations.

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

We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information, as do our customers, suppliers and subcontractors. Prior cyber attacks directed at us have not had a material impact on our financial results. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and often are not recognized until launched against a target, or even some time after. We may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable, and/or comply with applicable legal requirements. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Insider or employee cyber and security threats are also a significant concern for all companies, including ours.

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

Supplier Risks

Interruptions in the supply of key components and quality systems could disrupt production.

Some of our products require one or more components that are available from a limited number of providers or from sole-source providers. In the past, some of the materials we use, including steel, certain forgings or castings, capacitors and memory and logic devices, have been subject to industry-wide shortages or capacity allocations. As a result, suppliers have been forced to allocate available quantities among their customers, and we have not been able to obtain all of the materials desired. Some of our suppliers have struggled to implement reliable quality control systems which can negatively impact our operating efficiency and financial results. In downward business cycles, the tightening of credit markets has threatened the financial viability of an increasing number of suppliers of key components and raw materials and forced unanticipated shutdowns. Our inability to reliably obtain these or any other materials when and as needed has in the past and could in the future slow production or assembly, delay shipments to our customers, cause noncompliance with product certifications, impair the recovery of our fixed costs and increase the costs of recovering to customers’ schedules, including overtime, expedited freight, equipment maintenance, operating inefficiencies, higher working capital and the obsolescence risks associated with larger buffer inventories. Each of these factors could adversely affect operating results.

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

Access to Capital and Acquisitions Risks

Until we have returned to sustained levels of profitability, our access to capital may be limited.

Until the Company becomes profitable again, there can be no assurances that the Company will succeed in attracting new, acceptable sources of debt or equity capital. If we are unable to become profitable on a timely basis, we may need to use existing cash resources or other assets to fund operating losses. While we have borrowed from Gill Family Capital Management, Inc. (“GFCM”), an entity controlled by the Gill family which beneficially owns approximately 15.3% of our common stock, on acceptable terms in the past, there can be no assurances that such debt financing would be available in the future.

We have incurred indebtedness under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which may be subject to audit, may not be forgivable and may eventually have to be repaid. Any repayment of such indebtedness may limit the funds available to us and may restrict our flexibility in operating our business.

The Company entered into a promissory note with BMO Harris Bank National Association (“BMO”), effective May 1, 2020, that provides for a loan in the amount of $3.6 million (the “PPP Loan”) pursuant to expansion of the Small Business Administration (“SBA”) 7(a) loan program (the “Paycheck Protection Program” or “PPP”), established under the CARES Act. The PPP Loan is subject to forgiveness under the PPP upon submission and review of a loan forgiveness application, to the extent that PPP Loan proceeds have been used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments. Amounts outstanding under the loan bear a fixed interest rate of 1.0% per annum with a maturity date of May 1, 2022, two years from the commencement date.

The U.S. Department of the Treasury and SBA have announced that SBA will conduct audits for PPP loans that exceed $2 million. Should we be audited or reviewed by the U.S. Department of the Treasury or the SBA as a result of the PPP Loan or filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention, generate negative publicity and cause us to incur legal and reputational costs. If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the PPP Loan and may potentially be subject to civil and criminal fines and penalties. We may not have the resources to repay the PPP Loan if required to do so by the federal government.

On November 24, 2020, the Company submitted an application for forgiveness of the entire amount due on the PPP Loan. There can be no assurance that the principal and interest amounts under the PPP Loan will be forgiven. If all or substantially all of the PPP Loan is not forgiven or it is subsequently determined that it must be repaid, we may be required to use a substantial portion of our cash flows from operations or proceeds from the sale of our assets to pay interest and principal on the PPP Loan. Any such repayment of the PPP Loan will reduce the funds available to us for working capital and other corporate purposes and may limit our ability to obtain additional financing for working capital or divert funds that are otherwise necessary to run our business. We cannot assure that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely repayments on our indebtedness, or to fund our operations. Additionally, though we believe we are eligible recipients of the PPP Loan under the PPP and our use of PPP Loan proceeds has been in compliance with PPP rules and guidance, our receipt of the PPP Loan and the use of PPP Loan proceeds could result in negative publicity, or expose us to claims or potential liability under the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government, if it is determined that we were in fact not eligible to take the PPP Loan in the first instance.

Our ability to finance expansion or new business opportunities may be limited.

Our future liquidity and capital requirements depend on numerous factors other than bank borrowings or debt financing, including the pace at which we can effectively cut costs, increase revenues or successfully launch new products. One method we have historically used to increase our revenues and obtain multi-year supply agreements is to buy a customer’s non-core manufacturing assets, or to acquire alternative, but equivalent, production capabilities and to produce products for such customers under a multi-year contract. We have also pursued strategies that rely on research and development efforts to develop and commercialize our new products. We may not have the financial resources or be able to raise funds necessary to pursue these strategies under any future debt agreements which could further limit our ability to replace the loss of revenues.

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

Labor Relations Risks

We must attract and retain qualified employees while successfully managing related costs.

Our future success in a changing business environment, including during rapid changes in the size, complexity or skills required of our workforce, as we experienced in 2018 and 2017 and again in 2021, will depend to a large extent upon the efforts and abilities of our executive, managerial and technical employees. The loss of key employees, especially in a strong economic environment, and our ability to effectively train existing employees, could have a material adverse effect on our operations. Our future success will also require an ability to attract and retain qualified employees, especially those with engineering or production expertise in our core business lines.

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

As of December 31, 2020, we had collective bargaining agreements covering approximately 386 employees (all of which were in Sypris Technologies), or 58% of our total employees. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements expiring within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees in Mexico represented approximately 53% of the Company’s workforce, or 350 employees at December 31, 2020. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers as well as maintain good relations with our employees and labor unions. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

Regulatory Risks

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

Groundwater and other contamination has occurred at certain of our current and former facilities during the operation of those facilities by their former owners, and this contamination may occur at future facilities we operate or acquire. There is no assurance that environmental indemnification agreements we have secured from the former owners of certain of these properties will be adequate to protect us from liability. Additionally, certain property we sold which was designated as Brownfields has been approved for development by the current owners and could expose us to future costs.

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

A natural disaster could disrupt our operations, or our customers’ or suppliers’ operations and could adversely affect our results of operations and financial condition. Although we have plans designed to mitigate the impact of natural disasters on our operations, those plans may be insufficient, and any catastrophe may disrupt our ability to manufacture and deliver products to our customers, resulting in an adverse impact on our business and results of operations. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the COVID-19 pandemic has resulted in travel disruption, trade disruption and has effected many companies’ operations globally. Infections may continue to be widespread, including in the countries where we have operations, and travel restrictions may remain or worsen, all of which could lead to reduced demand for our products and services, disruptions in our supply chain, any of which could have a negative impact on our business and operating results. Under our self-insured employee health program, the costs associated with a large number of employees infected could significantly impact our results.

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

Our businesses operate in heavily regulated environments. We must successfully manage the risk of changes in or adverse actions under applicable law or in our regulatory authorizations, licenses and permits, governmental security clearances or other legal rights to operate our businesses, to manage our work force or to import and export goods and services as needed. Our business activities expose us to the risks of litigation with respect to our customers, suppliers, creditors, stockholders or from warranty claims or product liability, environmental or asbestos-related matters. We also face the risk of other adverse regulatory actions, compliance costs or governmental sanctions, as well as the costs and risks related to our ongoing efforts to design and implement effective internal controls.

General Risks

The COVID-19 pandemic has and could continue to materially adversely affect our financial condition and results of operations.

COVID-19, which has spread to every state in the United State and every county and has been declared a pandemic by the World Health Organization underscores certain risks we face, including those described above. COVID-19 has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. We have manufacturing operations in the U.S. and Mexico, and each of these countries has been materially affected by the outbreak and taken measures to try to contain it. While we believe that, based on the various standards published to date, the work our employees are performing for the aerospace and defense, energy and transportation markets is essential, there can be no assurance that governmental authorities will not impose restrictions on the operations of our facilities as a result of the COVID-19 pandemic or that our facilities will continue to operate during the pandemic. If our operations or the operations of our suppliers are restricted, we may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 pandemic. These cost increases may result in unfavorable changes in estimates which may not be fully recoverable or adequately covered by insurance. The ultimate impact and efficacy of government measures and potential future measures is currently unknown.

There is considerable uncertainty regarding the business impacts from such measures and potential future measures. Shelter-in-place orders and other measures, including work-from-home and social distancing policies implemented to protect employees, have resulted in reduced workforce availability at some of our sites, and reduced capacity at some of our vendors and suppliers. Restrictions on our access to or operation of our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, can impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. Similarly, current, and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures or delays, and increased border controls, delays or closures, can also impact our ability to meet demand and could materially adversely affect us. Our customers have experienced, and may continue to experience, disruptions in their operations and supply chains, which can result in delayed, reduced, or canceled orders, or collection risks, and which may adversely affect our results of operations.

The pandemic has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 has caused an economic slowdown, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. We have seen and may continue to see negative impacts on demand in some of our markets, particularly automotive and oil and gas. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on our business but it has and may continue to have a materially adverse effect on our financial condition and result of operations.

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

Recently, the market price for our common stock has been volatile.

The market price of our common stock is subject to wide price fluctuations in response to various factors, many of which are beyond our control and may be unrelated to our financial condition, operating performance, prospects or other indicators of value. The factors include:

●	the impact on global and regional economies as a result of the COVID-19 pandemic;

●	quarterly variations in our results of operations and liquidity or changes in our forecasts and guidance;

●	changes in recommendations by the investment community or their estimates of our net revenues or operating results;

●	speculation in the press or investment community concerning our business and results of operations;

●

announcements by us or our competitors or new market entrants, including new contracts or renewals of existing contracts, strategic actions, management changes, and material transactions or acquisitions;

●

technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as it may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock, fractional share trading and other technical trading factors or strategies;

●	announcements regarding stock repurchases, sales of our common stock, credit agreements and debt issuances;

●	announcements of technological innovations or new products by us, our customers or competitors;

●	sales of stock by us, our officers or directors; and

●	general economic market conditions.

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

Many other risk factors beyond our control could seriously disrupt our operations, including: risks relating to war, future terrorist activities, or political uncertainties; risks relating to another pandemic, natural disasters or other casualties which could shut down our domestic or foreign facilities, disrupt transportation of products or supplies, increase the costs under our self-insurance program or change the timing and availability of funding in our aerospace and defense electronics markets; risks inherent in operating abroad, including foreign currency exchange rates, adverse regulatory developments, and miscommunications or errors due to inaccurate foreign language translations or currency exchange rates; or our failure to anticipate or to adequately insure against other risks and uncertainties present in our businesses including unknown or unidentified risks.

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

The information set forth in Note 16 to the consolidated financial statements in this Annual Report on Form 10-K is incorporated by reference into this Item 3.

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

As of March 10, 2021, there were 593 holders of record of our common stock. No cash dividends were declared during 2020 or 2019.

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. We do not anticipate paying dividends in 2021.

The following table summarizes the shares of common stock that were repurchased by the Company – all from its current or former employees for withholding tax purposes – during the fourth quarter ended December 31, 2020:

			Total Number of	Maximum
	Total	Average	Shares Purchased	Dollar Value of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased (a)	Share	Plans or Programs	Plans or Programs
10/5/2020 – 11/1/2020	—	$—	—	$—
11/2/2020 – 11/29/2020	—	$—	—	$—
11/30/2020 – 12/31/2020	19,596	$1.36	—	$—

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

We are organized into two business segments, Sypris Technologies and Sypris Electronics. Sypris Technologies, which is comprised of Sypris Technologies, Inc. and its subsidiaries, generates revenue primarily from the sale of forged, machined, welded and heat-treated steel components primarily for heavy commercial vehicle and high-pressure energy pipeline applications. Sypris Electronics, which is comprised of Sypris Electronics, LLC, generates revenue primarily through circuit card and full “box build” manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the continued impact and duration of the COVID-19 pandemic. The Company has continued to operate at each location and sought to remain compliant with government regulations imposed due to the COVID-19 pandemic. The Company began to experience lower revenue late in the first quarter of 2020 due to the COVID-19 pandemic, followed by a more significant impact in the second quarter, especially within the Sypris Technologies group. During periods of lower production, the Company performed certain preventative maintenance procedures on its equipment and utilized resources to continue to make progress on certain strategic initiatives. Towards the end of the second quarter, some state and local jurisdictions started to lift mandatory stay-at-home or shelter-in-place orders and started gradually to ease restrictions. While the COVID-19 pandemic negatively impacted the Company’s results of operations, cash flows and financial position in 2020, management implemented actions to mitigate the financial impact, to protect the health of its employees and to comply with government regulations at each of our locations. Factors deriving from the COVID-19 response that have and may continue to negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the material components we utilize in the manufacture of the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of our customers to conduct their business and purchase our products; and limitations on the ability of our customers to pay us on a timely basis.

We experienced disruptions in our business as we implemented modifications to preserve adequate liquidity and ensure that our business continued to operate during this uncertain time. With respect to liquidity, we evaluated and took actions to reduce costs and spending across our organization. This included reducing hiring activities, reducing compensation of our Chairman, President and CEO, certain other senior leadership and corporate personnel and our Board of Directors, and limiting discretionary spending. In addition, under the CARES Act, we have deferred certain payroll taxes into future years. We also reduced spending on capital investment projects and managed working capital to preserve liquidity during this crisis. In addition to these activities, during the second quarter, the Company secured a $3.6 million term loan with BMO, pursuant to the PPP under the CARES Act. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments.

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

Sypris Technologies Outlook

After two years of record high volumes, the commercial vehicle market softened materially during the fourth quarter of 2019, impacting production rates as customers responded to the demand reduction and balanced inventory levels. This anticipated cyclical decline, coupled with the impact of the COVID-19 pandemic, resulted in a significant decline in North American Class 4-8 shipments in 2020, with Class 8 production dropping nearly 31% from the prior year. In 2020, Sypris Technologies experienced a significant reduction in demand from customers serving the automotive, commercial vehicle, sport utility vehicle and off-highway markets, and the significant drop in oil prices has created uncertainty for many of the energy infrastructure projects utilizing the components we produce and sell. Sypris Technologies’ revenue was negatively impacted at the end of the first quarter of 2020 and was more significantly impacted during the second quarter contributing to a 55.9% decline from the second quarter of 2019. However, demand improved during the second half of 2020, declining only 15.7% from the second half of 2019. We are anticipating year-over-year growth in 2021. We believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company, as demand for our products in these markets did not decline as dramatically as demand declined in the Class 8 commercial vehicle market.

Depressed oil and gas prices coupled with reduced travel, business closures, and other economic impacts related to the COVID-19 pandemic are suppressing near-term oil and natural gas demand, which has adversely impacted the oil and gas markets served by our Tube Turns® brand of engineered product lines. This is causing major pipeline developers to significantly scale back near term capital investments in new pipeline infrastructure. This has resulted in reduced demand for our products for the oil and gas markets. However, we expect oil and gas sector spending to improve in 2021 compared to 2020.

We will continue to pursue new business in a wide variety of markets from light automotive to new energy related product lines to achieve a more balanced portfolio across our customers, markets and products.

Sypris Electronics Outlook

In accordance with the DoD guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our Sypris Electronics production facility continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military.

The U.S. Government has taken actions in response to COVID-19 to increase progress payments in new and existing contracts and accelerate contract awards through increased use of Undefinitized Contracting Actions (UCAs) to provide cash flow and liquidity for companies in the Defense Industrial Base, including large prime contractors and smaller suppliers. Certain of the large prime contractors are implementing multiple actions to help support certain suppliers affected by COVID-19, including accelerating payments to subcontractors, such as Sypris Electronics.

In the past few years, we have faced challenges within Sypris Electronics, including certain electronic component shortages and extensive lead-time manufacturing issues. This had a negative impact on our production schedules and margin performance in 2019. However, these negative impacts did not persist in 2020, as many of the component shortages and issues were resolved in 2019 and in early 2020. The majority of the government aerospace and defense programs that we support require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to focus on our supply chain to attempt to mitigate the impact of supply component shortages on our business. While the COVID-19 outbreak did not have a material impact on our supply chain in 2020, overall component shortages may become a challenge in 2021. We may not be successful in addressing these shortages and other issues.

During 2019 and 2020, we announced new program awards as a contractor for Sypris Electronics, with certain programs contributing to revenue in 2020 and continuing into 2022. In addition to contract awards from U.S. Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts related to the communication and navigation markets, which align with our advanced capabilities for delivering products for complex, high cost of failure platforms.

On December 27, 2020, the President of the United States signed the fiscal year (FY) 2021 Consolidated Appropriations Act, providing annual funding for the DoD, other government agencies, and COVID-19 relief. The appropriations provide $741 billion in discretionary funding for national defense (including DoD funding and defense-related spending in energy and water development, homeland security, and military construction appropriations), of which $671 billion is in base funding and $69 billion is OCO/emergency funding (OCO and emergency supplemental funding do not count toward discretionary spending caps). Of the $741 billion, the DoD was allocated $704 billion, composed of $635 billion in base funding and $69 billion in OCO and emergency funding. The appropriations adhere to the Bipartisan Budget Act of 2019 (BBA 2019), which increased the spending limits for both defense and non-defense discretionary funds for the final two years (FY 2020 and FY 2021) of the Budget Control Act of 2011 (BCA).

It remains uncertain when the government will approve FY 2021 appropriations and what government programs will be funded and at what levels. We expect to compete for follow-on business opportunities as a subcontractor on future builds of several existing government programs. However, the long-term impacts of COVID-19 on government budgets and other funding priorities that impact demand for our products and services and our business are difficult to predict.

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

Net Revenue and Cost of Sales. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a promised product or rendering a service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for the product or service (the “transaction price”). The Company’s transaction price in its contracts with customers is generally fixed; no payment discounts, rebates or refunds are included within its contracts. The Company does not provide service-type warranties, nor does it allow customer returns. In connection with the sale of various parts to customers, the Company is subject to typical assurance warranty obligations covering the compliance of the electronics parts produced to agreed-upon specifications (See Note 1 to the consolidated financial statements in this Annual Report on Form 10-K). Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company.

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

Long-lived asset impairment. We perform periodic impairment analysis on our long-lived amortizable assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operations are unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review. The Company did not have any long-lived assets measured at fair value on a nonrecurring basis as of December 31, 2020 or 2019.

Pension Plan Funded Status. Our U.S. defined benefit pension plans are closed to new entrants and only $5,000 of service-related cost was recorded in 2020 related to a small number of participants who are still accruing benefits in the Louisville Hourly and Salaried Plans. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Plan liabilities at December 31, 2020 are based upon a discount rate of 2.25% which reflects the Above Mean Mercer Yield Curve rate as of December 31, 2020 rounded to the nearest 5th basis point. Declining discount rates increase the present value of future pension obligations; a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $0.9 million. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of 3.15% for the Louisville Hourly Plan, 3.40% for the Marion Plan and 3.05% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2020 was appropriate. A change in the assumed rate of return on plan assets of 100 basis points would result in a $0.3 million change in the estimated 2020 pension expense.

At December 31, 2020, we have $13.3 million of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated Other Comprehensive Income and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants.

Based on the current funded status of our U.S. plans, we expect to contribute approximately $0.6 million during 2021, which represents the minimum funding amounts required by federal law.

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

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, ASC 740 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment is largely dependent upon projected near-term profitability including the effects of tax planning. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on its current forecast, the Company believes it will have sufficient future taxable income to realize the deferred tax assets recorded by its Mexican subsidiaries. Therefore, the Company reversed its valuation allowance recorded in prior years against certain Mexican net deferred tax assets and recognized an income tax benefit of $3.7 million during the year ended December 31, 2020.

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

Results of Operations

We operate in two segments, Sypris Technologies and Sypris Electronics. The table presented below compares our segment and consolidated results of operations from 2020 to 2019. The table presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

				Year Over	Results as Percentage of
			Year Over	Year	Net Revenue for the
	Year Ended		Year	Percentage	Year Ended
	December 31,		Change	Change	December 31,
			Favorable	Favorable
	2020	2019	(Unfavorable)	(Unfavorable)	2020	2019
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$45,321	$61,683	$(16,362)	(26.5)%	55.0%	70.2%
Sypris Electronics	37,025	26,208	10,817	41.3	45.0	29.8
Total net revenue	82,346	87,891	(5,545)	(6.3)	100	100

Cost of sales:
Sypris Technologies	39,157	51,898	12,741	24.6	86.4	84.1
Sypris Electronics	31,624	26,110	(5,514)	(21.1)	85.4	99.6
Total cost of sales	70,781	78,008	7,227	9.3	86.0	88.8

Gross profit:
Sypris Technologies	6,164	9,785	(3,621)	37.0	13.6	15.9
Sypris Electronics	5,401	98	5,303	5,411.2	14.6	0.4
Total gross profit	11,565	9,883	1,682	17.0	14.0	11.2

Selling, general and administrative	11,351	13,680	2,329	17.0	13.8	15.5
Severance, relocation and other costs	124	509	385	75.6	0.2	0.6

Operating income (loss)	90	(4,306)	4,396	NM	0.1	(4.9)

Interest expense, net	838	903	65	7.2	1.0	1.0
Other expense (income), net	544	(1,256)	(1,800)	NM	0.7	(1.4)
Loss before income taxes	(1,292)	(3,953)	2,661	67.3	(1.6)	(4.5)

Income tax benefit, net	(2,960)	(4)	2,956	NM	(3.6)	0.0

Net income (loss)	$1,668	$(3,949)	$5,617	NM	2.0%	(4.5)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies decreased $16.4 million from the prior year to $45.3 million in 2020 as a result of the expected cyclical decline in the commercial vehicle market and the impact of the COVID-19 pandemic, as noted above. The net revenue decrease for the year ended December 31, 2020 was primarily attributable to decreased sales volumes of $13.8 million primarily with customers in the commercial vehicle market and decreased energy related product sales of $6.7 million, partially offset by growth in the automotive, light truck and sport utility markets of $4.1 million. Revenue for Sypris Technologies is expected to increase in 2021, primarily attributable to the expected improvement in the commercial vehicle market and the addition of new program launches.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $10.8 million to $37.0 million in 2020. The year over year revenue growth reflects increased demand for a government funded product, shipments on a weapons system program that was in development and early build during 2019 and increased orders on certain commercial subsea communications components. Revenue for 2019 was partially affected by shortages of certain electronic components and extensive lead-time issues in the electronic manufacturing industry. Revenue for 2019 was also impacted by shipments accelerated into the fourth quarter of 2018 as the Company planned for the implementation of a new ERP system effective in January 2019. Most of the challenges faced during 2019 with electronic component shortages have been resolved and production rebounded to more normal run rates during 2020. The majority of programs that generated revenue in 2020 will continue to generate revenue into 2021.

Gross Profit. Sypris Technologies’ gross profit decreased $3.6 million to $6.2 million in 2020 as compared to $9.8 million in the prior year. The net decrease in volumes contributed to a decrease in gross profit of $6.8 million for the year ended December 31, 2020. Partially offsetting this decrease were improvements in productivity, utilities, scrap and rework expense. During 2019, the results for the period were negatively impacted by additional start-up costs on new programs, including lower productivity, higher supply consumption and scrap and rework expense. Additionally, utility costs were higher in 2019 as more production occurred during peak electrical rate periods. Management implemented programs to control variable and fixed spend during 2020 in response to the sharp decline in revenue attributable to the COVID-19 pandemic. In the operations most dramatically impacted by the reduction in demand, these programs included initiatives to retain the workforce necessary to support future demand in anticipation of reduced impacts of COVID-19.

Sypris Electronics’ gross profit increased $5.3 million to $5.4 million as compared to $0.1 million in the prior year. The increase in gross profit was primarily as a result of the growth in revenue during 2020. Certain programs contributing to the improvement in revenue and gross margin for the year reached their expected quarterly run rates during 2020 and allowed management to more efficiently balance production and to improve overhead absorption. The order backlog for Sypris Electronics supported a stable revenue rate during the year ended December 31, 2020 and price increases on certain programs also contributed to margin expansion in comparison with the previous year.

Selling, General and Administrative. Selling, general and administrative expense decreased $2.3 million to $11.4 million in 2020 as compared to $13.7 million in 2019 as a result of a reduction in spending across the Company. This included reducing hiring activities, reducing compensation for our Chairman, President and CEO and certain other senior leadership and corporate personnel and our Board of Directors, and limiting discretionary spending. We also had a reduction in consultation costs associated with the Company’s new ERP implementation effective in January 2019.

Severance, Relocation and Other Costs. Severance, relocation and other costs were $0.1 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively. The charges for 2020 and 2019 were primarily related to mothball costs associated with the closure of the Broadway Plant (see Note 4 to the consolidated financial statements in this Annual Report on Form 10-K).

Other Expense (Income), Net. Other expense (income), net, was expense of $0.5 million in 2020 as compared to income of $1.3 million for 2019. During the year ended December 31, 2020, the Company completed the sale of the Broadway Plant real estate for $1.7 million and other idle assets for $0.3 million and recognized net gains of $0.8 million (see Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K). The $0.8 million gain on disposal was offset by a loss on the abandonment of assets of $0.6 million and pension expense of $0.7 million. Foreign currency related expenses were not material for the year ended December 31, 2020.

During 2019, the Company recognized a gain in other income of $1.5 million related to a settlement agreement reached with one of its customers during the year (see Note 5 to the consolidated financial statements in this Annual Report on Form 10-K). Additionally, the Company recognized a net gain of $0.7 million related to the sale of idle assets within Sypris Technologies, offset by pension expense of $1.0 million.

Income Taxes. The 2020 income tax provision consists of current tax expense of $0.1 million and a deferred tax benefit of $3.1 million. The current tax expense in 2020 and 2019 includes taxes paid by our Mexican subsidiaries and domestic state income taxes and adjustments. The 2020 deferred tax benefit includes a $3.7 million benefit from the change in the valuation allowance for our Mexican subsidiaries, partially offset by net changes in the foreign deferred tax assets during the year. The 2019 deferred tax benefit includes a $0.2 million benefit recorded due to the required intraperiod tax allocation resulting from the loss from continuing operations and other comprehensive income.

Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on its current forecast, the Company believes it will have sufficient future taxable income to realize the deferred tax assets recorded by its Mexican subsidiaries. Therefore, the Company reversed its valuation allowance recorded in prior years against certain Mexican net deferred tax assets and recognized an income tax benefit of $3.7 million during the year ended December 31, 2020.

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

Quarterly Results

The following table presents our unaudited condensed consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2020. The quarterly results are presented on a 13-week period basis. We have prepared this data on the same basis as our audited consolidated financial statements and, in our opinion, have included all normal recurring adjustments necessary for a fair presentation of this information. You should read these unaudited quarterly results in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results to be expected for any subsequent period. The sum of quarterly earnings per share may differ from the full-year amounts due to rounding.

	2020				2019
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net revenue:	(in thousands, except per share data)
Sypris Technologies	$13,717	$7,445	$12,072	$12,087	$16,141	$16,878	$15,654	$13,010
Sypris Electronics	8,708	9,708	10,082	8,527	3,423	7,566	6,605	8,614
Total net revenue	22,425	17,153	22,154	20,614	19,564	24,444	22,259	21,624

Cost of sales:
Sypris Technologies	11,224	7,216	10,165	10,552	13,837	13,915	13,140	11,006
Sypris Electronics	7,610	7,934	8,568	7,512	4,867	6,540	6,793	7,910
Total cost of sales	18,834	15,150	18,733	18,064	18,704	20,455	19,933	18,916

Gross profit (loss):
Sypris Technologies	2,493	229	1,907	1,535	2,304	2,963	2,514	2,004
Sypris Electronics	1,098	1,774	1,514	1,015	(1,444)	1,026	(188)	704
Total gross profit	3,591	2,003	3,421	2,550	860	3,989	2,326	2,708
Selling, general and administrative	3,223	2,830	2,577	2,721	3,454	3,604	3,148	3,474
Severance, relocation and other costs	91	33	—	—	98	103	190	118

Operating income (loss)	277	(860)	844	(171)	(2,692)	282	(1,012)	(884)
Interest expense, net	227	193	216	202	217	232	227	227
Other expense (income), net	283	(769)	372	658	51	(1,493)	286	(100)
(Loss) income before tax	(233)	(284)	256	(1,031)	(2,960)	1,543	(1,525)	(1,011)
Income tax expense (benefit)	72	64	(3,239)	143	76	40	32	(152)
Net (loss) income	$(305)	$(348)	$3,495	$(1,174)	$(3,036)	$1,503	$(1,557)	$(859)
(Loss) income per common share:
Basic	$(0.01)	$(0.02)	$0.17	$(0.06)	$(0.15)	$0.07	$(0.07)	$(0.04)
Diluted	$(0.01)	$(0.02)	$0.17	$(0.06)	$(0.15)	$0.07	$(0.07)	$(0.04)

Liquidity and Capital Resources

Paycheck Protection Program. The Company secured the PPP Loan under the CARES Act during the second quarter of 2020. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments. The PPP Loan is evidenced by a promissory note in favor of BMO, as lender, with a principal amount of $3.6 million that bears interest at a fixed annual rate of 1.00%. The term of the PPP Loan is two years, with no payments due under the PPP Loan until July 2021, although interest will accrue during the deferment period. Beginning July 2021, the Company will pay equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the Maturity Date, less any amount of potential forgiveness. Recent legislation under the Paycheck Protection Program Flexibility Act of 2020 provides for an extension of the maturity date up to five years, an extension of the principal and interest deferral period to the date of a loan forgiveness determination and modifications to the debt amortization schedule if the Company and BMO reach an agreement on modified terms. The PPP Loan may be accelerated upon the occurrence of an event of default.

Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. On November 24, 2020, the Company submitted an application for forgiveness of the entire amount due on the PPP Loan. As of December 31, 2020, the Company has not made any principal or interest payments related to the PPP Loan. The Company cannot provide assurance that the principal and interest amounts under the PPP Loan will be forgiven. See Item 1A. Risk Factors of this Annual Report on Form 10-K.

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of December 31, 2020 and 2019 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

During the fourth quarter of 2020, the Company amended its secured promissory note obligation with GFCM to, among other things: (i) extend the maturity dates by one year for (a) $2.5 million of the obligation from April 1, 2021 to April 1, 2022, (b) $2.0 million of the obligation from April 1, 2023 to April 1, 2024 and (c) the balance of the obligation from April 1, 2025 to April 1, 2026; (ii) extend the allowance for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2022 and 2024; (iii) provide for the reinstatement of a first security interest in the assets of Sypris Electronics, LLC; and (iv) provide for payment on January 4, 2021 of any accrued but unpaid interest for 2020. All other terms of the Note, as amended, remain in place. The Note provides for a first security interest in substantially all of the Company’s assets, including those in Mexico (see Note 13 to the consolidated financial statements in this Annual Report on Form 10-K).

Finance Lease Obligations. On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215 million Mexican Pesos, or approximately $12.2 million in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca Sale-Leaseback, the Company has a finance lease obligation of $2.1 million for the building as of December 31, 2020.

In February 2019, the Company entered into a finance lease for $0.3 million for new machinery at its Sypris Technologies facility in the U.S. The balance of the lease obligation as of December 31, 2020 was $0.2 million.

Purchase Commitments. We also had purchase commitments totaling approximately $15.4 million at December 31, 2020, primarily for inventory.

Cash Balance. At December 31, 2020, we had approximately $11.6 million of cash and cash equivalents, of which $3.2 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We expect existing cash and cash flows of operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as capital expenditures, for at least the next 12 months.

We have projected that our cash and cash equivalents will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including, but not limited to: (i) meaningful shortfalls in our projected revenues, (ii) unexpected costs or expenses, and/or (iii) operating difficulties which cause unexpected delays in scheduled shipments, could require us to seek additional funding or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

Cash Flows from Operating, Investing and Financing Activities

Operating Activities. Net cash provided by operating activities was $3.6 million in 2020, as compared to net cash used of $5.9 million in 2019. The aggregate decrease in accounts receivable in 2020 resulted in a source of cash of $0.2 million as a result of a $1.4 million early payment by a customer at the end of 2020 partially offset by an increase in fourth quarter revenue with customers in the commercial vehicle market. The decrease in inventory in 2020 resulted in a source of cash of $4.2 million. The decrease in inventory primarily relates to inventory within Sypris Electronics, as shipments on programs using inventory procured in prior periods increased in 2020. Additionally, there was a decrease in accounts payable during 2020, which resulted in a usage of cash of $2.6 million. Prepaid expenses and other assets increased during 2020, resulting in a usage of cash of $0.2 million, primarily as a result of an increase in contract assets. Accrued and other liabilities increased during 2020, resulting in a source of cash of $0.4 million, primarily as a result of an increase in pension related liabilities.

Investing Activities. Net cash provided by investing activities was $0.4 million in 2020 as compared to $1.0 million in 2019. Net cash provided by investing activities for the year ended December, 31, 2020 includes proceeds of $2.0 million from the sale of idle assets by Sypris Technologies during the period partially offset by capital expenditures of $1.5 million.

Net cash provided by investing activities for the year ended December, 31, 2019 includes proceeds of $1.9 million from the sale of idle assets by Sypris Technologies during the period partially offset by capital expenditures of $0.9 million.

Financing Activities. Net cash provided by financing activities was $2.7 million in 2020 as compared to net cash used of $0.8 million in 2019. Net cash provided by financing activities in 2020 included proceeds of $3.6 million under the PPP Loan, as described above, partially offset by finance lease payments of $0.7 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation. Net cash used in financing activities in 2019 included finance lease payments of $0.6 million and payments of $0.2 million for minimum statutory tax withholdings on stock-based compensation.

Off-Balance Sheet Arrangements

On December 31, 2020, we had no material off-balance sheet arrangements.

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

SYPRIS SOLUTIONS, INC.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Sypris Solutions, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Crowe LLP

We have served as the Company’s auditor since 2014.

Louisville, Kentucky

March 18, 2021

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year ended December 31,
	2020	2019

Net revenue	$82,346	$87,891
Cost of sales	70,781	78,008

Gross profit	11,565	9,883

Selling, general and administrative	11,351	13,680
Severance, relocation and other costs	124	509

Operating income (loss)	90	(4,306)

Interest expense, net	838	903
Other expense (income), net	544	(1,256)

Loss before income taxes	(1,292)	(3,953)

Income tax benefit, net	(2,960)	(4)

Net income (loss)	$1,668	$(3,949)

Income (loss) per common share:
Basic	$0.08	$(0.19)
Diluted	$0.08	$(0.19)

Cash dividends per common share	$0	$0

Weighted average shares outstanding:
Basic	21,084	20,865
Diluted	21,086	20,865

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2020	2019

Net income (loss)	$1,668	$(3,949)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax expense of $0 and tax benefit of $104 in 2020 and 2019, respectively	(224)	344
Employee benefit related, net of tax expense of $0 and $136 in 2020 and 2019, respectively	(423)	447
Other comprehensive (loss) income	(647)	791
Comprehensive income (loss)	$1,021	$(3,158)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$11,606	$5,095
Accounts receivable, net	7,234	7,444
Inventory, net	16,236	20,784
Other current assets	3,948	4,282
Assets held for sale	412	2,233
Total current assets	39,436	39,838

Property, plant and equipment, net	10,161	11,675
Operating lease right-of-use assets	6,103	7,014
Other assets	5,008	1,529
Total assets	$60,708	$60,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,734	$9,346
Accrued liabilities	13,409	12,495
Operating lease liabilities, current portion	965	841
Finance lease obligations, current portion	393	684
Note payable – PPP Loan, current portion	1,186	0
Total current liabilities	22,687	23,366

Operating lease obligations, net of current portion	5,941	6,906
Finance lease obligations, net of current portion	1,927	2,351
Note payable – related party	6,477	6,463
Note payable – PPP Loan, net of current portion	2,372	0
Other liabilities	6,529	7,539
Total liabilities	45,933	46,625

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,302,194 shares issued and 21,300,958 outstanding in 2020 and 21,324,618 shares issued and 21,298,426 outstanding in 2019	213	213
Additional paid-in capital	155,025	154,702
Accumulated deficit	(115,765)	(117,433)
Accumulated other comprehensive loss	(24,698)	(24,051)
Treasury stock, 1,236 and 26,192 shares in 2020 and 2019, respectively	0	0
Total stockholders’ equity	14,775	13,431
Total liabilities and stockholders’ equity	$60,708	$60,056

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,668	$(3,949)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,503	2,671
Deferred income taxes	(3,070)	(260)
Non-cash compensation	426	469
Deferred loan costs amortized	14	11
Net gain on disposal or abandonment of assets	(236)	(654)
Provision for excess and obsolete inventory	222	616
Non-cash lease expense	911	650
Other noncash items	(1)	52
Contributions to pension plans	(862)	(382)
Changes in operating assets and liabilities:
Accounts receivable	214	2,425
Inventory	4,230	(2,621)
Prepaid expenses and other assets	(204)	756
Accounts payable	(2,591)	(4,100)
Accrued and other liabilities	424	(1,537)
Net cash provided by (used in) operating activities	3,648	(5,853)

Cash flows from investing activities:
Capital expenditures	(1,542)	(859)
Proceeds from sale of assets	1,969	1,858
Net cash provided by investing activities	427	999

Cash flows from financing activities:
Principal payments on finance lease obligations	(715)	(632)
Proceeds from Paycheck Protection Program loan	3,558	0
Indirect repurchase of shares for minimum statutory tax withholdings	(103)	(156)
Net cash provided by (used in) financing activities	2,740	(788)
Effect of exchange rate changes on cash balances	(304)	33
Net increase (decrease) in cash and cash equivalents	6,511	(5,609)
Cash and cash equivalents at beginning of year	5,095	10,704
Cash and cash equivalents at end of year	$11,606	$5,095

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease obligations	$0	$269

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2019 balance	21,398,182	$214	$154,388	$(114,926)	$(24,842)	$0
Net loss	0	0	0	(3,949)	0	0
Adoption of new accounting standard	0	0	0	1,442	0	0
Employee benefit related, net of tax	0	0	0	0	447	0
Foreign currency translation adjustment, net of tax	0	0	0	0	344	0
Noncash compensation	60,000	0	469	0	0	0
Treasury stock	(10,000)	0	0	0	0	0
Retire treasury stock	(149,756)	(1)	(155)	0	0	0
December 31, 2019 balance	21,298,426	$213	$154,702	$(117,433)	$(24,051)	$0
Net income	0	0	0	1,668	0	0
Employee benefit related, net of tax	0	0	0	0	(423)	0
Foreign currency translation adjustment, net of tax	0	0	0	0	(224)	0
Noncash compensation	70,000	0	426	0	0	0
Exercise of stock options	14,956	0	(4)	0	0	0
Retire treasury stock	(82,424)	0	(99)	0	0	0
December 31, 2020 balance	21,300,958	$213	$155,025	$(115,765)	$(24,698)	$0

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Nature of Business

Sypris is a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. The Company produces a wide range of manufactured products, often under multi-year, sole-source contracts with corporations and government agencies. The Company offers such products through its two business segments, Sypris Technologies, Inc. (“Sypris Technologies”) and Sypris Electronics, LLC (“Sypris Electronics”). Sypris Technologies derives its revenue primarily from the sale of forged, machined, welded and heat-treated steel components primarily for heavy commercial vehicle and high-pressure energy pipeline applications. Sypris Electronics derives its revenue primarily from circuit card and box build manufacturing, high reliability manufacturing and systems assembly and integration. Most products are built to the customer’s design specifications. The Company also provides engineering design services and repair or inspection services. See Note 21 for additional information regarding our segments.

Use of Estimates

The preparation of the consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and the COVID-19 pandemic has increased the uncertainty with respect to developing these estimates and assumptions. The COVID-19 pandemic continues to rapidly evolve and the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates.

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

Held for sale

The Company classifies long-lived assets or disposal groups as held for sale in the period: management commits to a plan to sell; the long-lived asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such long-lived assets or disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale is probable within one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Long-lived assets and disposal groups classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. See Note 4 for further discussion of our assets held for sale.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Allowance for Doubtful Accounts

An allowance for uncollectible trade receivables is recorded when accounts are deemed uncollectible based on consideration of write-off history, aging analysis, and any specific, known troubled accounts.

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2020 and 2019, was $638,000 and $569,000, respectively. The Company’s warranty expense for the years ended December 31, 2020 and 2019 was $294,000 and $156,000, respectively.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 53% of accounts receivable outstanding at December 31, 2020 is due from four customers. More specifically, Sistemas, Detroit Diesel, CECO Peerless and Tremec comprise 17%, 14%, 11% and 11%, respectively, of December 31, 2020 outstanding accounts receivables. Approximately 27% of accounts receivable outstanding at December 31, 2019 is due from two customers. More specifically, SubCom and Detroit Diesel comprise 17% and 10%, respectively, of December 31, 2019 outstanding accounts receivables.

The Company’s largest customers for the year ended December 31, 2020 were Northrop Grummon, Sistemas, and Detroit Diesel, which represented approximately 22%, 14% and 12%, respectively, of the Company’s total net revenue. Detroit Diesel and Sistemas are both customers within the Sypris Technologies segment and Northrop Grummon is a customer within the Sypris Electronics segment. Sistemas, Detroit Diesel and Northrop Grummon were the Company’s largest customers for the year ended December 31, 2019, which represented approximately 22%, 14% and 11%, respectively, of the Company’s total net revenue. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2020 or 2019.

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

Collective Bargaining Agreements

Approximately 386, or 58% of the Company’s employees, all within Sypris Technologies, were covered by collective bargaining agreements at December 31, 2020. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements expiring within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees represented approximately 53% of the Company’s workforce, or 350 employees as of December 31, 2020.

Recently Issued Accounting Standards

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-48 prospectively on January 1, 2020, and the adoption did not have a material impact on the consolidated financial statements or disclosures. All future implementation costs in such arrangements will be capitalized and amortized over the life of the arrangement, which may have a material impact in those future periods if such costs are material.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. This guidance is intended to simplify various aspects of income tax accounting including the elimination of certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This guidance becomes effective January 1, 2021 and early adoption is permitted. Adoption of this guidance requires certain changes to primarily be made prospectively, with some changes to be made retrospectively. The Company did not early adopt this standard. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in the Company’s 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation, which had no impact to the previously reported net loss and stockholder’s equity.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s December 31, 2020 consolidated balance sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of December 31, 2020, total right-of-use assets and operating lease liabilities were approximately $6,103,000 and $6,906,000, respectively. As of December 31, 2019, total right-of-use assets and operating lease liabilities were approximately $7,014,000 and $7,747,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the year ended December 31, 2020 and 2019.

The following table presents information related to lease expense for the year ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Finance lease expense:
Amortization expense	$425	$481
Interest expense	261	348
Operating lease expense	1,406	1,406
Variable lease expense	317	272
Total lease expense	$2,409	$2,507

The following table presents supplemental cash flow information related to leases for the year ended December 31, 2020 (in thousands):

	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,363	$1,436
Operating cash flows from finance leases	261	348
Financing cash flows from finance leases	715	632

The annual future minimum lease payments as of December 31, 2020 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,476	$612
12 to 24 months	1,492	612
24 to 36 months	1,509	612
36 to 48 months	1,318	559
48 to 60 months	1,231	550
Thereafter	1,700	46
Total lease payments	8,726	2,991
Less imputed interest	(1,820)	(671)
Total	$6,906	$2,320

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents certain information related to lease terms and discount rates for leases as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Weighted-average remaining lease term (years):
Operating leases	6.2	7.1
Finance leases	4.9	5.3

Weighted-average discount rate (percentage):
Operating leases	8.0	8.0
Finance leases	10.2	10.3

(3)	Revenue from Contracts with Customers

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

Many of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $30,324,000 of remaining performance obligations as of December 31, 2020, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 61% of our remaining performance obligations as revenue in 2021 and the balance in 2022.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Sypris Technologies – transferred point in time	$45,321	$61,683
Sypris Electronics – transferred point in time	6,550	6,201
Sypris Electronics – transferred over time	30,475	20,007
Net revenue	$82,346	$87,891

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of December 31, 2020 and 2019 were $1,240,000 and $906,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of December 31, 2020, the contract liabilities balance was $7,339,000, of which $6,816,000 was included within accrued liabilities and $523,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2019, the contract liabilities balance was $7,504,000, of which $5,769,000 was included within accrued liabilities and $1,735,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $7,619,000 and $5,109,000 during the years ended December 31, 2020 and 2019, respectively.

Practical expedients and exemptions

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expense in the consolidated statements of operations.

We do not disclose the value of unsatisfied performance obligations for contracts with original expected lengths of one year or less.

(4)	Assets Held for Sale

On February 21, 2017, the Board of Directors approved a modified exit or disposal plan with respect to the Company’s Louisville, Kentucky automotive and commercial vehicle manufacturing plant (the “Broadway Plant”), which included the relocation of production to other Company facilities and the closure of the plant. The Company has relocated certain assets from the Broadway Plant to other manufacturing facilities to serve its existing and target customer base within the Sypris Technologies segment. Additionally, the Company identified underutilized or non-core assets for disposal. The assets identified for disposal, including the Broadway real estate, were included in assets held for sale in the consolidated balance sheet as of December 31, 2019.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On April 13, 2020, the Company completed the sale of the Broadway Plant real estate for $1,700,000. The Company also sold other equipment during 2020 for $268,000 while certain equipment at the Broadway Plant was abandoned as of December 31, 2020. Management continues to market certain other equipment located at its facility in Toluca, Mexico, which has been included in assets held for sale as of December 31, 2020.

All assets held for sale are within the Sypris Technologies segment. The following assets have been segregated and included in assets held for sale in the consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Property, plant and equipment	$1,387	$13,346
Accumulated depreciation	(975)	(11,113)
Property, plant and equipment, net	$412	$2,233

(5)	Other Expense (Income), Net

The Company recognized other expense of $544,000 during the year ended December 31, 2020. During the year ended, December 31, 2020, the Company completed the sale of the Broadway Plant real estate for $1,700,000 and other idle assets for $268,000 and recognized net gains of $813,000 (see Note 4). The $813,000 gain on disposal was offset by a loss on the abandonment of assets of $577,000 and pension expense of $728,000. Foreign currency related expenses were not material for the year ended December 31, 2020.

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

(6)	Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2020	2019
Commercial	$7,264	$7,494
Allowance for doubtful accounts	(30)	(50)
Net	$7,234	$7,444

(7)	Inventory

Inventory consists of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$11,118	$15,139
Work in process	6,210	5,889
Finished goods	762	1,675
Reserve for excess and obsolete inventory	(1,854)	(1,919)
Total	$16,236	$20,784

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(8)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Prepaid expenses	$911	$835
Contract assets	1,240	906
Other	1,797	2,541
Total	$3,948	$4,282

Included in other current assets are income and VAT taxes refundable, tools, spare parts and other items, none of which exceed 5% of total current assets.

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2020	2019
Land and land improvements	$43	$50
Buildings and building improvements	7,747	8,108
Machinery, equipment, furniture and fixtures	55,620	55,520
Construction in progress	609	371
	64,019	64,049
Accumulated depreciation	(53,858)	(52,374)
	$10,161	$11,675

Depreciation expense, including amortization of assets recorded under finance leases, totaled approximately $2,503,000 and $2,671,000 for the years ended December 31, 2020 and 2019, respectively. Capital expenditures included in accounts payable or accrued liabilities were not material at December 31, 2020 and 2019, respectively.

Included within property, plant and equipment were assets under finance leases as follows (in thousands):

	December 31,
	2020	2019
Buildings and building improvements	$2,955	$3,128
Machinery, equipment, furniture and fixtures	269	1,546
	3,224	4,674
Accumulated depreciation	(1,522)	(1,495)
	$1,702	$3,179

(10)	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2020	2019
Long term spare parts	$494	$183
Long term deposits	286	396
Pension asset	380	607
Deferred tax asset, net	3,604	172
Other	244	171
Total	$5,008	$1,529

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(11)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Salaries, wages, employment taxes and withholdings	$2,793	$2,416
Employee benefit plans	1,216	1,517
Accrued professional fees	695	966
Income, property and other taxes	253	355
Contract liabilities	6,816	5,769
Deferred gain from sale-leaseback	296	313
Other	1,340	1,159
Total	$13,409	$12,495

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest, and other items, none of which exceed 5% of total current liabilities.

(12)	Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Noncurrent pension liability	$4,290	$4,026
Deferred gain from sale leaseback	1,231	1,616
Other	1,008	1,897
Total	$6,529	$7,539

Included in other liabilities are long-term contract liabilities and other items, none of which exceed 5% of total liabilities.

(13)	Debt

Long-term obligations consists of the following (in thousands):

	December 31,
	2020	2019
Current:
Finance lease obligation, current portion	$393	$684
PPP Loan, current portion	1,186	0
Current portion of long term debt and finance lease obligations	$1,579	$684

Long Term:
Finance lease obligations	$1,927	$2,351
PPP Loan	2,372	0
Note payable – related party	6,500	6,500
Less unamortized debt issuance and modification costs	(23)	(37)
Long term debt and finance lease obligations, net of unamortized debt costs	$10,776	$8,814

The weighted average interest rate for outstanding borrowings at December 31, 2020 and 2019 was 5.5% and 8.0%, respectively. The Company had no capitalized interest in 2020 or 2019. Interest paid during the years ended December 31, 2020 and 2019 totaled approximately $369,000 and $526,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Paycheck Protection Program

During the second quarter of 2020, the Company secured a $3,558,000 term loan (the “PPP Loan”) with BMO Harris Bank National Association (“BMO”). Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments. The PPP Loan is evidenced by a promissory note in favor of BMO, as lender, with a principal amount of $3,558,000 that bears interest at a fixed annual rate of 1.00%. The term of the PPP Loan is two years, with no payments due under the PPP Loan until July 2021, although interest will accrue during the deferment period. Beginning July 2021, the Company will pay equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the Maturity Date, less any amount of potential forgiveness. Recent legislation under the Paycheck Protection Program Flexibility Act of 2020 provides for an extension of the maturity date up to five years, an extension of the principal and interest deferral period to the date of a loan forgiveness determination and modifications to the debt amortization schedule if the Company and BMO reach an agreement on modified terms. The PPP Loan may be accelerated upon the occurrence of an event of default.

The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration (the “SBA”). The Company may apply for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning upon receipt of funds from the PPP Loan, subject to limitations and calculated in accordance with the terms of the CARES Act. Any forgiveness of the PPP Loan shall be subject to approval of the SBA and will require the Company and BMO to apply to the SBA for such treatment in the future. During the fourth quarter of 2020, the Company applied for forgiveness for the total amount due on the PPP Loan, but no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part. As a result, the Company is taking the approach that a portion of the PPP Loan is short-term and a portion is long-term, and has reflected such borrowing on the Company’s consolidated balance sheet, as appropriate. The Company will record any amounts of the loan that are forgiven as a gain on extinguishment in the period in which legal release is received.

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal as of December 31, 2020 and 2019. GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. The promissory note bears interest at a rate of 8.0% per year through March 31, 2019 and, thereafter is reset on April 1st of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2021 and 2023. During the first quarter of 2020, the Company provided notice to GFCM of its intention to elect to defer the specified portion of the interest payments due beginning on April 6, 2020.

During the fourth quarter of 2020, the Company amended its secured promissory note obligation with GFCM to, among other things: (i) extend the maturity dates by one year for (a) $2,500,000 of the obligation from April 1, 2021 to April 1, 2022, (b) $2,000,000 of the obligation from April 1, 2023 to April 1, 2024 and (c) the balance of the obligation from April 1, 2025 to April 1, 2026; (ii) extend the allowance for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2022 and 2024; (iii) provide for the reinstatement of a first security interest in the assets of Sypris Electronics, LLC; and (iv) provide for payment on January 4, 2021 of any accrued but unpaid interest for 2020. All other terms of the promissory note, as amended, remain in place.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Finance Lease Obligations

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca Sale-Leaseback, the Company has a finance lease obligation of $2,139,000 for the building as of December 31, 2020.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In February 2019, the Company entered into a 60-month capital lease for $269,000 for new machinery at its Sypris Technologies facility in the U.S. The balance of the finance lease obligation as of December 31, 2020 was $181,000.

(14)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2020 approximates fair value, and is based upon a market approach (Level 2).

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

The following table details the components of pension (income) expense (in thousands):

	Year ended December 31,
	2020	2019
Service cost	$5	$4
Interest cost on projected benefit obligation	1,084	1,407
Net amortization of actuarial loss	631	666
Expected return on plan assets	(987)	(1,103)
Net periodic benefit cost	$733	$974

The net periodic cost of the defined benefit pension plans incurred during the years ended December 31, 2020 and 2019 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Year ended December 31,
	2020	2019
Service cost:
Selling, general and administrative expenses	$5	4
Other net periodic benefit costs:
Other expense (income), net	728	970
Total	$733	$974

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

	December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$36,050	$34,690
Service cost	5	4
Interest cost	1,084	1,407
Actuarial loss	2,516	2,835
Benefits paid	(2,796)	(2,886)
Benefit obligation at end of year	$36,859	$36,050

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2020	2019
Change in plan assets:
Fair value of plan assets at beginning of year	$31,738	$30,199
Actual return on plan assets	2,549	4,043
Company contributions	862	382
Benefits paid	(2,796)	(2,886)
Fair value of plan assets at end of year	$32,353	$31,738

Underfunded status of the plans	$(4,506)	$(4,312)

Balance sheet assets (liabilities):
Other assets	$380	$607
Accrued liabilities	(596)	(893)
Other liabilities	(4,290)	(4,026)
Net amount recognized	$(4,506)	$(4,312)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$25,566	$24,843
Accumulated benefit obligation	25,566	24,843
Fair value of plan assets	20,680	19,924

December 31,
2020	2019
Projected benefit obligation and net periodic pension cost assumptions:
Discount rate – projected benefit obligation	2.25%	3.15%
Discount rate – net periodic pension cost	3.15	4.25
Rate of compensation increase	N/A	4.00
Expected long-term rate of return on plan assets	3.05	–	3.40	3.65	–	3.90

Weighted average asset allocation:
Equity securities	17%	18%
Debt securities	80	78
Other	3	4
Total	100%	100%

The fair values of our pension plan assets as of December 31, 2020 are as follows (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)
Asset categories:
Cash and cash equivalents	$2,744	$0
Equity securities:
U.S. Large Cap	2,272	0
U.S. Mid Cap	867	0
U.S. Small Cap	224	0
World Equity	2,256	0
Real Estate	391	0
Other	600	0
Fixed income securities	6,304	16,695
Total Plan Assets	$15,658	$16,695

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

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2021 is $574,000, which represents the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2020 and 2019 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 0-55%, fixed income securities ranging 35-100% and non-traditional/other of 0-10% of total investments.

When establishing the expected long-term rate of return on our U.S. pension plan assets, the Company considered historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, the Company concluded that the use of 3.15% for the Louisville Hourly Plan, 3.40% for the Marion Plan and 3.05% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2020 was appropriate.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated other comprehensive loss and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants. Accumulated other comprehensive loss at December 31, 2020 includes $13,329,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost. The actual loss reclassified from accumulated other comprehensive loss for 2020 and 2019 was $631,000 and $666,000, respectively.

At December 31, 2020, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2021	$2,772
2022	2,707
2023	2,631
2024	2,565
2025	2,490
2026-2030	11,118
Total	$24,283

The Company sponsors a defined contribution plan (the “Defined Contribution Plan”) for substantially all domestic employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions up to 3% and provide discretionary contributions. In connection with the matching contributions, the Company recognized compensation expense of approximately $350,000 and $392,000 in 2020 and 2019, respectively.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans totaled approximately $199,000 and $185,000 in 2020 and 2019, respectively. The aggregate benefit plan assets and accumulated benefit obligation of these plans are not significant.

(16)	Commitments and Contingencies

As of December 31, 2020, the Company had outstanding purchase commitments of approximately $15,365,000 primarily for the acquisition of inventory. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by our vendors within a short period of time.

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and has been approved for development by the purchaser. As of December 31, 2020 and 2019, no amounts were accrued for any environmental matters. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

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

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 3,476,021 shares were registered for issuance under the 2015 Omnibus Plan. On May 12, 2020, the 2015 Omnibus Plan was replaced with the 2020 Omnibus Plan. A total of 4,596,271 shares were registered for issuance under the 2020 Omnibus Plan. Additionally, awards under the 2010 and 2015 Omnibus Plans that are cancelled without having been fully exercised or vested are available again for new awards under the 2020 Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2020 and 2019 was 3,598,271 and 1,153,271, respectively.

The 2015 and 2020 Omnibus Plans provide for restrictions which lapse after three years. During the restricted period, which is commensurate with each vesting period, the recipient has the right to receive dividends and voting rights for the shares. Generally, if a recipient leaves the Company before the end of the restricted period or if performance requirements, if any, are not met, the shares will be forfeited.

Under the plans, the Company may grant options to purchase common stock to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Stock option grants under the 2015 and 2020 Omnibus Plans include a five year life along with vesting after three years of service.

Compensation expense is measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. Fair value for restricted shares is equal to the stock price on the date of grant, while the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical Company and industry data to estimate the expected price volatility, the expected option life and the expected dividend yield. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Forfeitures are recorded as they occur. Stock based compensation expense of $426,000 and $469,000 has been recorded in selling, general and administrative expense in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Year ended December 31,
	2020	2019
Expected life (years)	4	4.0
Expected volatility	52.6%	53.9%
Risk-free interest rates	0.34%	2.30%
Expected dividend yield	0.0%	0.0%

A summary of the restricted stock activity is as follows:

		Weighted-	Weighted-
		average	average	Aggregate
	Number of	Grant Date	Remaining	Intrinsic
	Shares	Fair Value	Term	Value
Nonvested shares at January 1, 2020	324,500	$1.03
Granted	0	0
Vested	(324,500)	1.03
Forfeited	0	0
Nonvested shares at December 31, 2020	0	$0	0	$0

The total fair value of shares vested during 2020 and 2019 was $392,000 and $533,000, respectively.

The following table summarizes option activity for the year ended December 31, 2020:

		Weighted-	Weighted-
		average	average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at January 1, 2020	2,567,750	$1.26
Granted	930,000	0.82
Exercised	(306,500)	0.96
Forfeited	0	0
Expired	(445,000)	1.5
Outstanding at December 31, 2020	2,746,250	$1.10	2.97	1,211,995
Exercisable at December 31, 2020	517,000	$1.04	0.74	250,500

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2020 and 2019 was $0.33 and $0.46 per share, respectively. There were 306,500 options exercised in 2020 with an intrinsic value of $392,000. There were no options exercised in 2019.

As of December 31, 2020, there was $423,000 of total unrecognized compensation cost related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option shares vested during the years ended December 31, 2020 and 2019 was $113,000 and $318,000, respectively.

(18)	Stockholders’ Equity

As of December 31, 2020 and 2019, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in accordance with the terms of our stockholder rights plan, which expired in October 2011. There are no shares of Series A Preferred Stock currently outstanding, and there are no current plans to issue any such shares.

The holders of our common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2020	2019
Foreign currency translation adjustments, net of tax	$(10,847)	$(10,623)
Employee benefit related adjustments – U.S, net of tax.	(13,867)	(13,544)
Employee benefit related adjustments – Mexico, net of tax	16	116
Accumulated other comprehensive loss	$(24,698)	$(24,051)

Changes in each component of accumulated other comprehensive loss consisted of the following:

			Accumulated
	Foreign	Defined	Other
	Currency	Benefit	Comprehensive
	Translation	Plans	Loss
Balance at January 1, 2019	$(10,967)	$(13,875)	$(24,842)
Currency translation adjustments, net of tax	344	0	344
Net actuarial loss for the year, net of tax	0	(64)	(64)
Amortization for the year, net of tax	0	511	511
Balance at December 31, 2019	$(10,623)	$(13,428)	$(24,051)
Currency translation adjustments, net of tax	(224)	0	(224)
Net actuarial loss for the year, net of tax	0	(1,054)	(1,054)
Amortization for the year, net of tax	0	631	631
Balance at December 31, 2020	$(10,847)	$(13,851)	$(24,698)

(19)	Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2020	2019
Domestic	$(3,115)	$(5,337)
Foreign	1,823	1,384
Total	$(1,292)	$(3,953)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of income tax (benefit) expense are as follows (in thousands):

	Year ended December 31,
	2020	2019
Current:
Federal	$0	$0
State	(125)	(14)
Foreign	235	270
Total current income tax expense	110	256
Deferred:
Federal	0	(217)
State	0	(23)
Foreign	(3,070)	(20)
Total deferred income tax (benefit) expense	(3,070)	(260)
Income tax (benefit) expense, net	$(2,960)	$(4)

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with Income Taxes, Topic 740 (ASC 740). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on its current forecast, the Company believes it will have sufficient future taxable income to realize the deferred tax assets recorded by its Mexican subsidiaries. Therefore, the Company reversed its valuation allowance recorded in prior years against certain Mexican net deferred tax assets and recognized an income tax benefit of $3,717,000 during the year ended December 31, 2020.

Based on the Company’s consideration of all positive and negative evidence, including the future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations, the Company has established a valuation allowance against all U.S. deferred tax assets. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. tax benefits.

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

As the Company experienced a net loss from operations in the U.S. for the year ended December 31, 2019 and other comprehensive income from employee benefit adjustments, the Company has allocated income tax expense against the components of other comprehensive income in 2019 using a 23.3% effective tax rate. Income tax benefit for the year ended December 31, 2019 includes a benefit of $240,000 due to the required intraperiod tax allocation. Conversely, other comprehensive income for the year ended December 31, 2019 includes income tax expense of $240,000. There was no intraperiod tax allocation required for the year ended December 31, 2020.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted, which significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company is subject to incremental U.S. tax on GILTI income due to expense allocations required by the U.S. foreign tax credit rules. The Company has elected to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements.

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2020 and 2019 totaled $13,000 and $37,000, respectively. State income tax refunds received in the U.S. during 2020 and 2019 totaled $5,000 and $51,000, respectively. Foreign income taxes paid during 2020 and 2019 totaled $206,000 and $293,000, respectively. There were no foreign refunds received in 2020 and 2019. There were no federal taxes paid in 2020 and 2019. The Company received federal refunds of $92,000 in 2020 and 2019. At December 31, 2020, the Company had $140,310,000 of federal net operating loss carryforwards available to offset future federal taxable income. The pre-2018 federal net operating loss carryforwards of $134,501,000 expire in various amounts from 2026 to 2037. Federal net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward period as part of the Tax Act. The indefinite lived net operating loss carryforwards as of December 31, 2020 are approximately $5,809,000.

At December 31, 2020, the Company had $105,284,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida ($57,524,000) and Kentucky ($47,760,000). The pre-2018 state net operating loss carryforwards totaling approximately $102,085,000 expire in various amounts from 2026 to 2037. State net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward. The indefinite lived state net operating loss carryforwards as of December 31, 2020 are approximately $3,199,000.

The following is a reconciliation of income tax (benefit) expense to that computed by applying the federal statutory rate to income (loss) before income taxes (in thousands):

	Year ended December 31,
	2020	2019
Federal tax expense at the statutory rate	$(271)	$(830)
Current year permanent differences	273	257
State income taxes, net of federal tax impact	(166)	(131)
Effect of tax rates of foreign subsidiaries	151	125
Currency translation effect on temporary differences	223	312
Change in valuation allowance	(2,994)	(497)
Intraperiod tax allocation	0	(240)
State NOL carryforwards	(471)	1,446
Other items	295	(446)
Income tax (benefit) expense, net	$(2,960)	$(4)

The gross deferred tax asset for the Company’s Mexican subsidiaries was $3,604,000 and $4,054,000 as of December 31, 2020 and 2019, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Compensation and benefit accruals	$386	$359
Inventory valuation	877	866
Federal and state net operating loss carryforwards	33,851	32,470
Deferred revenue	391	975
Accounts receivable allowance	7	8
Depreciation	0	85
Defined benefit pension plan	708	591
Lease liabilities	1,193	1,334
Foreign deferred revenue and other provisions	3,604	4,054
Other	718	661
Total	41,735	41,403
Domestic valuation allowance	(37,015)	(36,217)
Foreign valuation allowance	0	(3,717)
Total deferred tax assets	4,720	1,469
Deferred tax liabilities:
Depreciation	(114)	0
Right-of-use assets, net	(1,002)	(1,132)
Total deferred tax liabilities	(1,116)	(1,132)
Net deferred tax asset	$3,604	$337

The ASC Income Tax Topic 740 includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financials. Specifically, the guidance prescribes a two-step process, which is the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits as of December 31, 2020 and 2019 was $200,000. There were no changes to the unrecognized tax benefit balance during the years ended December 31, 2020 and 2019.

If the Company’s positions are sustained by the taxing authority, the entire balance at December 31, 2020 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, the Company does not have an accrual for the payment of tax-related interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2017 through 2019, for which the statute has yet to expire. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

(20)	Earnings (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 2,314,000 shares excluded from earnings per share for the year ended December 31, 2020 because the effect of inclusion would be anti-dilutive. All potential common shares were excluded from diluted earnings per share for the year ended December 31, 2019 because the effect of inclusion would be anti-dilutive.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted income (loss) per common share is as follows (in thousands):

	Year ended December 31,
	2020	2019
Income (loss) attributable to stockholders:
Net income (loss) as reported	$1,668	$(3,949)
Less distributed and undistributed earnings allocable to restricted award holders	0	0
Net income (loss) allocable to common stockholders	$1,668	$(3,949)
Income (loss) per common share attributable to stockholders:
Basic	$0.08	$(0.19)
Diluted	$0.08	$(0.19)
Weighted average shares outstanding – basic	21,084	20,865
Weighted average additional shares assuming conversion of potential common shares	2	0
Weighted average shares outstanding – diluted	21,086	20,865

(21)	Segment Information

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Year ended December 31,
	2020	2019
Net revenue from unaffiliated customers:
Sypris Technologies	$45,321	$61,683
Sypris Electronics	37,025	26,208
	$82,346	$87,891

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year ended December 31,
	2020	2019
Gross profit:
Sypris Technologies	$6,164	$9,785
Sypris Electronics	5,401	98
	$11,565	$9,883
Operating income (loss):
Sypris Technologies	$1,731	$4,257
Sypris Electronics	2,591	(2,999)
General, corporate and other	(4,232)	(5,564)
	$90	$(4,306)
Interest expense, net:
Sypris Technologies	$251	$377
Sypris Electronics	25	63
General, corporate and other	562	463
	$838	$903
Other expense (income), net:
Sypris Technologies	$547	$272
Sypris Electronics	(3)	(33)
General, corporate and other	0	(1,495)
	$544	$(1,256)
Income (loss) before income taxes:
Sypris Technologies	$935	$3,609
Sypris Electronics	2,567	(3,029)
General, corporate and other	(4,794)	(4,533)
	$(1,292)	$(3,953)
Income tax expense (benefit), net:
Sypris Technologies	$(2,835)	$250
Sypris Electronics	0	0
General, corporate and other	(125)	(254)
	$(2,960)	$(4)
Depreciation and amortization:
Sypris Technologies	$1,791	$1,927
Sypris Electronics	529	506
General, corporate and other	183	238
	$2,503	$2,671
Capital expenditures:
Sypris Technologies	$1,355	$693
Sypris Electronics	138	97
General, corporate and other	49	69
	$1,542	$859

	December 31,
	2020	2019
Total assets:
Sypris Technologies	$31,425	$29,694
Sypris Electronics	18,620	24,985
General, corporate and other	10,663	5,377
	$60,708	$60,056

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2020	2019
Total liabilities:
Sypris Technologies	$19,974	$19,989
Sypris Electronics	13,545	17,416
General, corporate and other	12,414	9,220
	$45,933	$46,625

The Company’s export sales from the U.S. totaled $3,423,000 and $7,239,000 in 2020 and 2019, respectively. Approximately $29,812,000 and $40,536,000 of net revenue in 2020 and 2019, respectively, and $5,819,000 and $6,669,000 of long lived assets at December 31, 2020 and 2019, respectively, and net assets of $14,344,000 and $9,899,000 at December 31, 2020 and 2019 relate to the Company’s international operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2020. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we concluded that as of December 31, 2020, Sypris’ internal control over financial reporting is effective based on these criteria.

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

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “Governance of the Company –Committees of the Board of Directors,” “Governance of the Company – Audit and Finance Committee,” “Proposal One, Election of Directors,” and “Executive Officers,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10‑K.

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

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2020 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2020,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10‑K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference from the section of the Company’s Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10‑K.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	2,746,250	(1)	$1.10	3,598,271	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	2,746,250		$1.10	3,598,271

(1)	Consists of (a) 1,816,250 outstanding options under the 2015 Omnibus Plan, which plan expired on May 5, 2020 and (b) 930,000 outstanding options under the 2020 Omnibus Plan.

(2)	Shares remaining available for issuance under the 2020 Omnibus Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

4.2

Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on March 19, 2020 (Commission File No. 000-24020)).

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

10.1.6

Amendment to Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of December 28, 2020.

10.1.7

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

10.2

Promissory Note between BMO Harris Bank N.A. and Sypris Solutions, Inc., dated as of April 30, 2020, executed by Sypris Solutions, Inc. on May 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May, 6, 2020 (Commission File No. 000-24020)).

10.3

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

10.5

Lease between Sypris Electronics, LLC and University Business Center I, LLC dated May 3, 2016 regarding 10421 University Center Drive, Tampa, FL property. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 17, 2016 (Commission File No. 000-24020)).

10.6*

Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995 Amended and Restated on January 21, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.7*

Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995, Amended and Restated on March 14, 2017 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 28, 2017 (Commission File No. 000-24020))

10.8*

Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995, Amended and Restated effective on May 12, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 13, 2020 (Commission File No. 000-24020)).

10.9*	Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995 Amended and Restated on March 9, 2021.
10.10*	Form of Discretionary Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).
10.11*

Form of Four Year Discretionary Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.12*

2015 Sypris Omnibus Plan effective as of May 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2015 (Commission File No. 333-204299)).

Exhibit Number	Description

10.13*	The 2020 Sypris Omnibus Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on April 3, 2020 (Commission File No. 000-24020)).
10.14*	Form of Three Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).
10.15*	Form of Four Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).
10. 16*	Form of Five Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).
10.17*	Form of Six-Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 13, 2020 (Commission File No. 000-24020)).
10.18*	Form of Five-Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 13, 2020 (Commission File No. 000-24020)).
10.19*	Form of Four Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).
10.20*

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

10.22*

Form of Executive Long-Term Incentive Award Agreement for Grants of Non-Qualified Stock Options to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 13, 2020 (Commission File No. 000-24020)).

10.23*	Form of Five Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2018 (Commission File No. 000-24020)).
21	Subsidiaries of the Company
23	Consent of Crowe LLP
31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.
31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

Item 16.	Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2021.

SYPRIS SOLUTIONS, INC.
(Registrant)
/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2021:

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