Form 10-Q
period 2021-04-04
SYPRIS SOLUTIONS INC
filed 2021-05-18
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended April 4, 2021

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

As of May 8, 2021, the Registrant had 21,470,282 shares of common stock outstanding.

Part I.	Financial Information

Item 1.	Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended
	April 4,	April 5,
	2021	2020

Net revenue	$19,982	$22,425
Cost of sales	18,166	18,700
Gross profit	1,816	3,725
Selling, general and administrative	2,882	3,448
Operating (loss) income	(1,066)	277
Interest expense, net	222	227
Other expense, net	221	283
Loss before taxes	(1,509)	(233)
Income tax expense, net	121	72
Net loss	$(1,630)	$(305)

Loss per share:
Basic	$(0.08)	$(0.01)
Diluted	$(0.08)	$(0.01)

Weighted average shares outstanding:
Basic	21,394	20,988
Diluted	21,394	20,988

Dividends declared per common share	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended
	April 4,	April 5,
	2021	2020

Net loss	$(1,630)	$(305)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(406)	(1,906)
Comprehensive loss	$(2,036)	$(2,211)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	April 4,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,369	$11,606
Accounts receivable, net	7,962	7,234
Inventory, net	18,675	16,236
Other current assets	4,580	4,360
Total current assets	40,586	39,436

Property, plant and equipment, net	10,430	10,161
Operating lease right-of-use assets	5,887	6,103
Other assets	4,691	5,008
Total assets	$61,594	$60,708
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,056	$6,734
Accrued liabilities	11,681	13,409
Operating lease liabilities, current portion	988	965
Finance lease obligations, current portion	403	393
Equipment financing obligations, current portion	104	0
Note payable – PPP Loan, current portion	1,779	1,186
Note payable – related party, current portion	2,500	0
Total current liabilities	27,511	22,687

Operating lease liabilities, net of current portion	5,683	5,941
Finance lease obligations, net of current portion	1,822	1,927
Equipment financing obligations, net of current portion	197	0
Note payable – PPP Loan, net of current portion	1,779	2,372
Note payable – related party, net of current portion	3,979	6,477
Other liabilities	8,125	6,529
Total liabilities	49,096	45,933

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,436,982 shares issued and 21,436,963 outstanding in 2021 and 21,302,194 shares issued and 21,300,958 outstanding in 2020	214	213
Additional paid-in capital	154,783	155,025
Accumulated deficit	(117,395)	(115,765)
Accumulated other comprehensive loss	(25,104)	(24,698)
Treasury stock, 19 and 1,236 shares in 2021 and 2020, respectively	0	0
Total stockholders’ equity	12,498	14,775
Total liabilities and stockholders’ equity	$61,594	$60,708

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

(Unaudited)

	Three Months Ended
	April 4,	April 5,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,630)	$(305)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	621	620
Deferred income taxes	116	0
Non-cash compensation expense	61	94
Deferred loan costs recognized	2	4
Net loss (gain) on the disposal or abandonment of assets	20	(154)
Provision for excess and obsolete inventory	2	40
Non-cash lease expense	217	288
Other noncash items	36	190
Contributions to pension plans	(120)	(34)
Changes in operating assets and liabilities:
Accounts receivable	(733)	(1,478)
Inventory	(2,431)	846
Prepaid expenses and other assets	(108)	(99)
Accounts payable	3,346	1,474
Accrued and other liabilities	(309)	(772)
Net cash (used in) provided by operating activities	(910)	714

Cash flows from investing activities:
Capital expenditures, net	(790)	(453)
Proceeds from sale of assets	0	288
Net cash used in investing activities	(790)	(165)

Cash flows from financing activities:
Principal payments on finance lease obligations	(94)	(143)
Principal payments on equipment financing obligations	(22)	0
Indirect repurchase of shares of minimum statutory tax withholdings	(301)	(7)
Net cash used in financing activities	(417)	(150)
Effect of exchange rate changes on cash balances	(120)	(288)
Net (decrease) increase in cash and cash equivalents	(2,237)	111
Cash and cash equivalents at beginning of period	11,606	5,095
Cash and cash equivalents at end of period	$9,369	$5,206

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Fixed assets acquired with equipment financing loan	$323	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2020 balance	21,298,426	$213	$154,702	$(117,433)	$(24,051)	$0
Net loss	0	0	0	(305)	0	0
Foreign currency translation adjustment	0	0	0	0	(1,906)	0
Exercise of stock options	11,154	0	(7)	0	0	0
Noncash compensation	0	0	94	0	0	0

April 5, 2020 balance	21,309,580	$213	$154,789	$(117,738)	$(25,957)	$0

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2021 balance	21,300,958	$213	$155,025	$(115,765)	$(24,698)	$0
Net loss	0	0	0	(1,630)	0	0
Foreign currency translation adjustment	0	0	0	0	(406)	0
Exercise of stock options	136,005	1	(303)	0	0	0
Noncash compensation	0	0	61	0	0	0

April 4, 2021 balance	21,436,963	$214	$154,783	$(117,395)	$(25,104)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2020 consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The Company’s operations are domiciled in the United States (U.S.) and Mexico, and we serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated.

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the COVID-19 pandemic has increased the uncertainty with respect to developing these estimates and assumptions. The COVID-19 pandemic continues to rapidly evolve and the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results for the three months ended April 4, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2020 as presented in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the 2021 presentation, which had no impact to the previously reported net loss and stockholder’s equity.

(3)	Recent Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. This guidance is intended to simplify various aspects of income tax accounting including the elimination of certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This guidance became effective January 1, 2021. Adoption of this guidance requires certain changes to primarily be made prospectively, with some changes to be made retrospectively. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of April 4, 2021, total right-of-use assets and operating lease liabilities were approximately $5,887,000 and $6,671,000, respectively. As of December 31, 2020, total right-of-use assets and operating lease liabilities were approximately $6,103,000 and $6,906,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three months ended April 4, 2021 and April 5, 2020.

The following table presents information related to lease expense for the three months ended April 4, 2021 and April 5, 2020 (in thousands):

	Three Months Ended
	April 4,	April 5,
	2021	2020
	(Unaudited)
Finance lease expense:
Amortization expense	$86	$120
Interest expense	58	77
Operating lease expense	351	351
Variable lease expense	78	68
Total lease expense	$573	$616

The following table presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended
	April 4,	April 5,
	2021	2020
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$379	$329
Operating cash flows from finance leases	58	77
Financing cash flows from finance leases	94	143

The annual future minimum lease payments as of April 4, 2021 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,480	$612
12 to 24 months	1,496	612
24 to 36 months	1,514	607
36 to 48 months	1,244	549
48 to 60 months	1,164	457
Thereafter	1,458	0
Total lease payments	8,356	2,837
Less imputed interest	(1,685)	(612)
Total	$6,671	$2,225

The following table presents certain information related to lease terms and discount rates for leases as of April 4, 2021 and December 31, 2020:

	April 4,	December 31,
	2021	2020
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	5.9	6.2
Finance leases	4.6	4.9

Weighted-average discount rate (percentage):
Operating leases	8.0	8.0
Finance leases	10.2	10.2

(5)	Revenue from Contracts with Customers

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

The majority of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $42,146,000 of remaining performance obligations as of April 4, 2021, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 53% of our remaining performance obligations as revenue in 2021, 25% in 2022 and the balance thereafter.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended April 4, 2021 and April 5, 2020 (in thousands):

	April 4,	April 5,
	2021	2020
	(Unaudited)
Sypris Technologies – transferred point in time	$13,190	$13,717
Sypris Electronics – transferred point in time	615	2,107
Sypris Electronics – transferred over time	6,177	6,601
Net revenue	$19,982	$22,425

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of April 4, 2021 and December 31, 2020 were $1,436,000 and $1,240,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of April 4, 2021, the contract liabilities balance was $7,977,000, of which $5,621,000 was included within accrued liabilities and $2,356,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2020, the contract liabilities balance was $7,339,000, of which $6,816,000 was included within accrued liabilities and $523,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $2,255,000 and $2,312,000 during the three months ended April 4, 2021 and April 5, 2020, respectively.

Practical expedients and exemptions

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expense in the consolidated statements of operations.

We do not disclose the value of unsatisfied performance obligations for contracts with original expected lengths of one year or less.

(6)	Assets Held for Sale

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

On April 13, 2020, the Company completed the sale of the Broadway Plant real estate for $1,700,000. The Company also sold other equipment during 2020 for $268,000 while certain equipment at the Broadway Plant was abandoned as of December 31, 2020. Management continues to market certain other equipment located at its facility in Toluca, Mexico, which has been classified as assets held for sale and included in other current assets as of April 4, 2021 and December 31, 2020.

All assets held for sale are within the Sypris Technologies segment. The following assets have been segregated and included in other current assets in the consolidated balance sheets (in thousands):

	April 4,	December 31,
	2021	2020
	(Unaudited)
Property, plant and equipment	$1,343	$1,387
Accumulated depreciation	(944)	(975)
Property, plant and equipment, net	$399	$412

(7)	Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended April 4, 2021 and April 5, 2020, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended
	April 4,	April 5,
	2021	2020
	(Unaudited)
Loss attributable to stockholders:
Net loss as reported	$(1,630)	$(305)
Less distributed and undistributed earnings allocable to restricted awarded holders	0	0
Less dividends declared attributed to restricted awarded holders	0	0
Net loss allocable to common stockholders	$(1,630)	$(305)

Loss per common share attributable to stockholders:
Basic	$(0.08)	$(0.01)
Diluted	$(0.08)	$(0.01)

Weighted average shares outstanding – basic	21,394	20,988
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	21,394	20,988

(8)	Inventory

Inventory consists of the following (in thousands):

	April 4,	December 31,
	2021	2020
	(Unaudited)
Raw materials	$13,799	$11,118
Work in process	5,459	6,210
Finished goods	1,108	762
Reserve for excess and obsolete inventory	(1,691)	(1,854)
Total	$18,675	$16,236

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	April 4,	December 31,
	2021	2020
	(Unaudited)
Land and land improvements	$43	$43
Buildings and building improvements	7,673	7,747
Machinery, equipment, furniture and fixtures	55,090	55,620
Construction in progress	1,362	609
	64,168	64,019
Accumulated depreciation	(53,738)	(53,858)
	$10,430	$10,161

(10)	Debt

Debt outstanding consists of the following (in thousands):

	April 4,	December 31,
	2021	2020
	(Unaudited)
Current:
Finance lease obligation, current portion	$403	$393
Equipment financing obligations, current portion	104	0
PPP Loan, current portion	1,779	1,186
Note payable – related party, current portion	2,500	0
Current portion of long term debt and finance lease obligations	$4,786	$1,579

Long Term:
Finance lease obligation	$1,822	$1,927
Equipment financing obligations	197	0
PPP Loan	1,779	2,372
Note payable – related party	4,000	6,500
Less unamortized debt issuance and modification costs	(21)	(23)
Long term debt and finance lease obligations net of unamortized debt costs	$7,777	$10,776

Paycheck Protection Program

During the second quarter of 2020, the Company secured a $3,558,000 term loan (the “PPP Loan”) with BMO Harris Bank National Association (“BMO”). Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments. The PPP Loan is evidenced by a promissory note in favor of BMO, as lender, with a principal amount of $3,558,000 that bears interest at a fixed annual rate of 1.00%. The term of the PPP Loan is two years, with no payments due under the PPP Loan until July 2021, although interest will accrue during the deferment period. Beginning July 2021, the Company expects to pay equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the maturity date, less any amount of potential forgiveness. Recent legislation under the Paycheck Protection Program Flexibility Act of 2020 provides for an extension of the maturity date up to five years, an extension of the principal and interest deferral period to the date of a loan forgiveness determination and modifications to the debt amortization schedule if the Company and BMO reach an agreement on modified terms. The PPP Loan may be accelerated upon the occurrence of an event of default.

The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration (the “SBA”). During the fourth quarter of 2020, the Company applied for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning upon receipt of funds from the PPP Loan, subject to limitations and calculated in accordance with the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Any forgiveness of the PPP Loan is subject to approval of the SBA. While the Company applied for forgiveness for the total amount due on the PPP Loan, no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part. As a result, the Company is taking the approach that a portion of the PPP Loan is short-term and a portion is long-term, and has reflected such borrowing on the Company’s consolidated balance sheet, as appropriate. The Company will record any amounts of the loan that are forgiven as a gain on extinguishment in the period in which legal release is received. The Company also anticipates that any payments due on the PPP Loan will be deferred beyond July 2021 in the event that the SBA does not respond to the Company’s forgiveness application prior to that date.

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal as of April 4, 2021 and December 31, 2020. GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of April 4, 2021, our principal commitment under the Note was $2,500,000 due on April 1, 2022, $2,000,000 on April 1, 2024 and the balance on April 1, 2026. Interest on the promissory note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2022 and 2024. During the first quarter of 2020, the Company provided notice to GFCM of its intention to elect to defer the specified portion of the interest payments due beginning on April 6, 2020. All accrued but unpaid interest was paid on January 4, 2021.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Finance Lease Obligations

On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215,000,000 Mexican Pesos, or approximately $12,182,000 in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca sale-leaseback, the Company has a finance lease obligation of $2,057,000 for the building as of April 4, 2021.

In February 2019, the Company entered into a 60-month capital lease for $269,000 for new machinery at its Sypris Technologies facility in the U.S. The balance of the finance lease obligation as of April 4, 2021 was $168,000.

Equipment Financing Obligations

As of April 4, 2021, the Company had $301,000 outstanding under equipment financing facilities, with fixed interest rates ranging from 8.02% to 8.06% and payments due through 2025.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	April 4,	April 5,
	2021	2020
	(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$13,190	$13,717
Sypris Electronics	6,792	8,708
	$19,982	$22,425

	Three Months Ended
	April 4,	April 5,
	2021	2020
	(Unaudited)
Gross profit (loss):
Sypris Technologies	$1,171	$2,493
Sypris Electronics	645	1,232
	$1,816	$3,725
Operating income (loss):
Sypris Technologies	$127	$1,126
Sypris Electronics	(170)	408
General, corporate and other	(1,023)	(1,257)
	$(1,066)	$277
Income (loss) before taxes:
Sypris Technologies	$(164)	$759
Sypris Electronics	(176)	399
General, corporate and other	(1,169)	(1,391)
	$(1,509)	$(233)

	April 4,	December 31,
	2021	2020
	(Unaudited)
Total assets:
Sypris Technologies	$31,939	$31,425
Sypris Electronics	21,998	18,620
General, corporate and other	7,657	10,663
	$61,594	$60,708

Total liabilities:
Sypris Technologies	$21,271	$19,974
Sypris Electronics	16,034	13,545
General, corporate and other	11,791	12,414
	$49,096	$45,933

(12)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of April 4, 2021 and December 31, 2020 was $587,000 and $638,000, respectively. The Company’s warranty expense for the three months ended April 4, 2021 and April 5, 2020 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and has been approved for development by the purchaser. As of April 4, 2021 and December 31, 2020, no amounts were accrued for any environmental matters.

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

As of April 4, 2021, the Company had outstanding purchase commitments of approximately $24,636,000, primarily for the acquisition of inventory and manufacturing equipment.

(13)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 21% in 2021 and 2020 and for its foreign operations at a statutory rate of 30% in 2021 and 2020. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

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

Based on the Company’s consideration of all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations, the Company has established a valuation allowance against all U.S. deferred tax assets. Until an appropriate level and characterization of profitability is attained, the Company expects to continue to maintain a valuation allowance on its net deferred tax assets related to future U.S. tax benefits.

(14)	Employee Benefit Plans

The following table details the components of pension (income) expense (in thousands):

	Three Months Ended
	April 4,	April 5,
	2021	2020
	(Unaudited)
Service cost	$1	$1
Interest cost on projected benefit obligation	271	352
Net amortizations of actuarial loss	158	166
Expected return on plan assets	(242)	(270)
Net periodic benefit cost	$188	$249

The net periodic benefit cost of the defined benefit pension plans incurred during the three-month periods ended April 4, 2021 and April 5, 2020 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	April 4,	April 5,
	2021	2020
	(Unaudited)
Service cost:
Selling, general and administrative expenses	$1	$1
Other net periodic benefit costs:
Other expense, net	187	248
Total	$188	$249

(15)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	April 4,	December 31,
	2021	2020
	(Unaudited)
Foreign currency translation adjustments	$(11,253)	$(10,847)
Employee benefit related adjustments – U.S., net of tax	(13,867)	(13,867)
Employee benefit related adjustments – Mexico, net of tax	16	16
Accumulated other comprehensive loss	$(25,104)	$(24,698)

(16)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at April 4, 2021 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the continued impact and duration of the COVID-19 pandemic. The Company has continued to operate at each location and sought to remain compliant with government regulations imposed due to the COVID-19 pandemic. The Company began to experience lower revenue late in the first quarter of 2020 due to the COVID-19 pandemic, followed by a more significant impact in the second quarter of 2020, especially within the Sypris Technologies group. Towards the end of the second quarter of 2020, some state and local jurisdictions started to lift mandatory stay-at-home or shelter-in-place orders and started gradually to ease restrictions. While the COVID-19 pandemic negatively impacted the Company’s results of operations, cash flows and financial position in 2020 and the first quarter of 2021, management implemented actions to mitigate the financial impact, to protect the health of its employees and to comply with government regulations at each of our locations. Factors deriving from the COVID-19 response that have and may continue to negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the material components we utilize in the manufacture of the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of our customers to conduct their business and purchase our products; and limitations on the ability of our customers to pay us on a timely basis.

We implemented modifications beginning in the second quarter of 2020 to preserve adequate liquidity and ensure that our business continued to operate during this uncertain time. With respect to liquidity, we evaluated and took actions to reduce costs and spending across our organization. This included reducing hiring activities, reducing compensation of our Chairman, President and CEO, certain other senior leadership and corporate personnel and our Board of Directors, and limiting discretionary spending. These reductions remained in effect during the first quarter of 2021.  In addition, under the CARES Act, we have deferred certain payroll taxes into future years.  We also reduced spending on capital investment projects in 2020 and managed working capital to preserve liquidity during this crisis. During periods of lower production in 2020, the Company reallocated available internal resources to perform certain preventative maintenance procedures on its equipment and to supplement its progress on certain strategic initiatives. In addition to these activities, during the second quarter of 2020, the Company secured a $3.6 million term loan with BMO, pursuant to the PPP under the CARES Act. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments.

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

Sypris Technologies Outlook

The anticipated cyclical decline in the commercial vehicle market, coupled with the impact of the COVID-19 pandemic, resulted in a significant decline in North American Class 4-8 shipments in 2020, with Class 8 production dropping nearly 31% from 2019.  In 2020, Sypris Technologies experienced a significant reduction in demand from customers serving the automotive, commercial vehicle, sport utility vehicle and off-highway markets. Sypris Technologies’ revenue was negatively impacted at the end of the first quarter of 2020 and was more significantly impacted during the second quarter of 2020 contributing to a 55.9% decline from the second quarter of 2019. However, demand improved during the second half of 2020. The outlook for 2021 for the commercial vehicle market indicates stronger demand with production expected to be up 35% over the prior year due to an anticipated improving economic outlook and cyclical growth.  Additionally, we believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as demand for our products in these markets did not decline as dramatically as demand declined in the Class 8 commercial vehicle market.

Depressed oil and gas prices coupled with reduced travel, business closures, and other economic impacts related to the COVID-19 pandemic suppressed near-term oil and natural gas demand, which has adversely impacted the oil and gas markets served by our Tube Turns® brand of engineered product lines. This is causing major pipeline developers to significantly scale back near-term capital investments in new pipeline infrastructure. This has resulted in reduced demand for our products for the oil and gas markets during the second half of 2020 and the first quarter of 2021. However, as commodity prices improve and activity increases, we expect oil and gas sector spending to increase in the second half of 2021 compared to 2020.

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

The majority of the government aerospace and defense programs that we support require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to focus on our supply chain to attempt to mitigate the impact of supply component shortages on our business. While the COVID-19 outbreak did not have a material impact on our supply chain in 2020 or the first quarter of 2021, electronic component shortages may become a challenge in 2021. We may not be successful in addressing these shortages and other supply chain issues.

During 2020 and the first quarter of 2021, we announced new program awards for Sypris Electronics, with certain programs continuing into 2022. In addition to contract awards from DoD prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts related to the communication and navigation markets, which align with our advanced capabilities for delivering products for complex, high cost of failure platforms.

On December 27, 2020, the President of the United States signed the fiscal year (FY) 2021 Consolidated Appropriations Act, providing annual funding for the DoD, other government agencies, and COVID-19 relief. The appropriations provide $741 billion in discretionary funding for national defense (including DoD funding and defense-related spending in energy and water development, homeland security, and military construction appropriations), of which $671 billion is in base funding and $69 billion is Overseas Contingency Operations Funding (“OCO”)/emergency funding (OCO and emergency supplemental funding do not count toward discretionary spending caps). Of the $741 billion, the DoD was allocated $704 billion, composed of $635 billion in base funding and $69 billion in OCO and emergency funding. The appropriations adhere to the Bipartisan Budget Act of 2019 (BBA 2019), which increased the spending limits for both defense and non-defense discretionary funds for the final two years (FY 2020 and FY 2021) of the Budget Control Act (BCA).

On April 9, 2021, President Biden released his initial discretionary funding request for FY 2022. The document outlines the Biden administration’s discretionary funding priorities, including the discretionary topline requests for the DoD and other agencies. The request includes $715 billion in discretionary funding for the DoD. The proposed funding level for the DoD is approximately $11 billion above the enacted amount for FY 2021. The President’s full budget release is expected later in the second quarter of 2021 and is expected to include his full agenda of investments, spending, and revenues.

We expect to compete for follow-on business opportunities as a subcontractor on future builds of several existing government programs. However, the long-term impacts of COVID-19 and the new Presidential Administration on government budgets and other funding priorities that impact demand for our products and services and our business are difficult to predict.

Results of Operations

The table below compares our segment and consolidated results for the first quarter of 2021 to the first quarter of 2020. It presents the results for each period, the change in those results from 2020 to 2021 in both dollars and as a percentage, as well as the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended April 4, 2021 Compared to Three Months Ended April 5, 2020

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	April 4,	April 5,	Favorable	Favorable	April 4,	April 5,
	2021	2020	(Unfavorable)	(Unfavorable)	2021	2020
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$13,190	$13,717	$(527)	(3.8)%	66.0%	61.2%
Sypris Electronics	6,792	8,708	(1,916)	(22.0)	34.0	38.8
Total	19,982	22,425	(2,443)	(10.9)	100.0	100.0

Cost of sales:
Sypris Technologies	12,019	11,224	(795)	(7.1)	91.1	81.8
Sypris Electronics	6,147	7,476	1,329	17.8	90.5	85.9
Total	18,166	18,700	534	2.9	90.9	83.4

Gross profit:
Sypris Technologies	1,171	2,493	(1,322)	(53.0)	8.9	18.2
Sypris Electronics	645	1,232	(587)	(47.6)	9.5	14.1
Total	1,816	3,725	(1,909)	(51.2)	9.1	16.6

Selling, general and administrative	2,882	3,448	566	16.4	14.4	15.4
Operating (loss) income	(1,066)	277	(1,343)	NM	(5.3)	1.2

Interest expense, net	222	227	5	2.2	1.1	1.0
Other expense, net	221	283	62	21.9	1.1	1.3

Loss before taxes	(1,509)	(233)	(1,276)	(547.6)	(7.6)	(1.1)
Income tax expense, net	121	72	(49)	(68.1)	0.6	0.3

Net loss	$(1,630)	$(305)	$(1,325)	(434.4)%	(8.2)%	(1.4)%

Net Revenue. Sypris Technologies primarily derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies decreased 3.8%, or $0.5 million, for the first quarter of 2021 compared to the first quarter of 2020. The net revenue decrease for the quarter was primarily attributable to a $1.9 million decline in energy related product sales partially offset by increased sales volumes of $1.4 million with customers in the commercial vehicle market.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics decreased $1.9 million to $6.8 million in the first quarter of 2021 compared to $8.7 million in the first quarter of 2020. Revenue for the first quarter of 2021 was negatively impacted by a stop work order received related to the redesign of a component by the customer. The stop work order was lifted during the last week of the first quarter. Additionally, sales to customers serving the communications industry decreased as compared to the first quarter of 2020 due to delayed orders that are expected to be received in the second quarter of 2021 and be converted to revenue over the balance of the year.

Gross Profit. Sypris Technologies’ gross profit decreased $1.3 million to $1.2 million in the first quarter of 2021 as compared to $2.5 million in the first quarter of 2020.  During the first quarter of 2021, results were negatively impacted by a lower contribution margin from the net decrease in sales volume over the prior year period and an unfavorable product mix.  Additionally, results for the first quarter of 2021 were impacted by unfavorable labor productivity due to COVID-19 related absences during the period.

Sypris Electronics’ gross profit decreased $0.6 million to $0.6 million in the first quarter of 2021 as compared to $1.2 million for the first quarter of 2020. The decrease in gross profit was primarily a result of the decrease in revenue during the quarter, which also had a negative impact on overhead absorption, and an unfavorable mix. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the balance of 2021. Gross margin for the first quarter of 2021 was 9.5% as compared to 14.1% in the first quarter of 2020.

Selling, General and Administrative. Selling, general and administrative expense decreased $0.6 million to $2.9 million in the first quarter of 2021 as compared to $3.4 million for the same period in 2020 primarily as a result of a reduction in spending implemented during the first half of 2020 across the Company amid the COVID-19 pandemic. This included reducing compensation for our Chairman, President and CEO and certain other senior leadership and corporate personnel and our Board of Directors and limiting discretionary spending. These reductions remained in effect during the first quarter of 2021.

Income Taxes. The Company’s income tax expense for the three months ended April 4, 2021 and April 5, 2020 consists primarily of currently payable state and local income taxes on domestic operations and foreign income taxes on one of its Mexican subsidiaries.

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

Liquidity and Capital Resources

Payroll Protection Program.  As described above, the Company secured the PPP Loan under the CARES Act during the second quarter of 2020.  Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments.  The PPP Loan is evidenced by a promissory note in favor of BMO, as lender, with a principal amount of $3.6 million that bears interest at a fixed annual rate of 1.00%.  The term of the PPP Loan is two years, with no payments due under the PPP Loan until July 2021, although interest will accrue during the deferment period.  Beginning July 2021, the Company expects to pay equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the maturity date, less any amount of potential forgiveness.  Recent legislation under the Paycheck Protection Program Flexibility Act of 2020 provides for an extension of the maturity date up to five years, an extension of the principal and interest deferral period to the date of a loan forgiveness determination and modifications to the debt amortization schedule if the Company and BMO reach an agreement on modified terms. The PPP Loan may be accelerated upon the occurrence of an event of default.

Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. On November 24, 2020, the Company submitted an application for forgiveness of the entire amount due on the PPP Loan. As of April 1, 2021, the Company has not made any principal or interest payments related to the PPP Loan. The Company cannot provide assurance that the principal and interest amounts under the PPP Loan will be forgiven. The Company also anticipates that any payments due on the PPP Loan will be deferred beyond July 2021 in the event that the SBA does not respond to the Company’s forgiveness application prior to that date.

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of April 4, 2021 and December 31, 2020 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of April 4, 2021, our principal commitment under the Note was $2.5 million due on April 1, 2022, $2.0 million on April 1, 2024 and the balance on April 1, 2026. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2022 and 2024. During the first quarter of 2020, the Company provided notice to GFCM of its intention to elect to defer the specified portion of the interest payments due beginning on April 6, 2020. All accrued but unpaid interest was paid on January 4, 2021.

Finance Lease Obligations. On March 9, 2016, the Company completed the sale of its 24-acre Toluca property for 215 million Mexican Pesos, or approximately $12.2 million in U.S. dollars. Simultaneously, the Company entered into a ten-year lease of the 9 acres and buildings currently occupied by the Company and needed for its ongoing business in Toluca. As a result of the Toluca sale-leaseback, the Company has a capital lease obligation of $2.1 million for the building as of April 4, 2021.

In February 2019, the Company entered into a capital lease for $0.3 million for new machinery at its Sypris Technologies facility in the U.S. The balance of the lease obligation as of April 4, 2021 was $0.2 million.

Equipment Financing Obligations

As of April 4, 2021, the Company had $0.3 million outstanding under equipment financing facilities, with fixed interest rates ranging from 8.02% to 8.06% and payments due through 2025.

Purchase Commitments. We had purchase commitments totaling approximately $24.6 million at April 4, 2021, primarily for inventory and manufacturing equipment.

Cash Balance. As of April 4, 2021, we had approximately $9.4 million of cash and cash equivalents, of which $3.6 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Cash Flows

Operating Activities. Net cash used in operating activities was $0.9 million in the first quarter of 2021, as compared to cash provided of $0.7 million in the same period of 2020. The aggregate increase in accounts receivable in 2021 resulted in a usage of cash of $0.7 million primarily as a result of an early payment by a customer at the end of 2020. The increase in inventory in 2021 resulted in a use of cash of $2.4 million. The increase in inventory primarily is in support of new program revenue growth for Sypris Electronics anticipated to begin in the second half of 2021. Additionally, there was an increase in accounts payable during the first quarter of 2021, providing a source of cash of $3.3 million. Accrued and other liabilities decreased during the first quarter of 2021, resulting in a use of cash of $0.3 million, primarily as a result of the payment of the Company’s matching contribution under the company sponsored defined contribution plan paid during the first quarter of 2021.

Investing Activities. Net cash used in investing activities was $0.8 million for the first quarter of 2021 as compared to $0.2 million for the first quarter of 2020. Net cash used in investing activities for the first quarter of 2021 included capital expenditures of $0.8 million. Net cash used in investing activities for the first quarter of 2020 included capital expenditures of $0.5 million partially offset by proceeds of $0.3 million from the sale of idle assets by Sypris Technologies during the period.

Financing Activities. Net cash used in financing activities was $0.4 million for the first quarter of 2021 and was comprised of capital lease and equipment financing obligation payments of $0.1 million and payments of $0.3 million for minimum statutory tax withholdings on stock-based compensation. Net cash used in financing activities was $0.2 million for the first quarter of 2020 and was primarily comprised of capital lease payments.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no significant changes in our critical accounting policies during the three months ended April 4, 2021.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: the impact of COVID-19 and economic conditions on our future operations; possible public policy response to the pandemic, including legislation or restrictions that may impact our operations or supply chain; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; our failure to successfully win new business; the termination or non-renewal of existing contracts by customers; our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; dependence on, retention or recruitment of key employees and distribution of our human capital; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability, warranty or environmental claims; our failure to achieve targeted gains and cash proceeds from the anticipated sale of certain equipment and other assets; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; our ability to comply with the requirements of the SBA and seek forgiveness of all or a portion of the PPP loan; our inability to develop new or improved products or new markets for our products; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities; our ability to maintain compliance with the NASDAQ listing standards minimum closing bid price; our reliance on a few key customers, third party vendors and sub-suppliers; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; other potential weaknesses in internal controls over financial reporting and enterprise risk management; failure to adequately insure or to identify product liability, environmental or other insurable risks; unanticipated or uninsured disasters, public health crises, losses or business risks; unanticipated or uninsured product liability claims; volatility of our customers’ forecasts, scheduling demands and production levels which negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; the costs of compliance with our auditing, regulatory or contractual obligations; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; costs associated with environmental claims relating to properties previously owned; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; cyber security threats and disruptions; inaccurate data about markets, customers or business conditions; risk related to owning our common stock including increased volatility; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The information set forth in Note 12 to the consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

10.1	Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995 Amended and Restated on March 9, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 18, 2021 (Commission File No. 000-24020)).

31(i)-1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i)-2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	May 18, 2021	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	May 18, 2021	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)