Form 10-Q
period 2021-07-04
SYPRIS SOLUTIONS INC
filed 2021-08-12
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended July 4, 2021

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

☐Large accelerated filer	☐Accelerated filer	☒Non-accelerated filer	☒Smaller reporting company
☐Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of August 1, 2021, the Registrant had 21,712,445 shares of common stock outstanding

Part I.         Financial Information

Item 1.         Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 4,	July 5,	July 4,	July 5,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Net revenue	$25,969	$17,153	$45,951	$39,578
Cost of sales	21,660	15,032	39,826	33,732
Gross profit	4,309	2,121	6,125	5,846
Selling, general and administrative	3,416	2,981	6,298	6,429
Operating income (loss)	893	(860)	(173)	(583)
Interest expense, net	211	193	433	420
Other expense (income), net	145	(769)	366	(486)
Forgiveness of PPP loan and related interest	(3,599)	0	(3,599)	0
Income (loss) before taxes	4,136	(284)	2,627	(517)
Income tax expense	313	64	434	136
Net income (loss)	$3,823	$(348)	$2,193	$(653)
Income (loss) per share:
Basic	$0.18	$(0.02)	$0.10	$(0.03)
Diluted	$0.17	$(0.02)	$0.10	$(0.03)

Weighted average shares outstanding:
Basic	21,356	21,016	21,475	21,005
Diluted	22,846	21,016	22,979	21,005
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Six Months Ended
	July 4,	July 5,	July 4,	July 5,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Net income (loss)	$3,823	$(348)	$2,193	$(653)
Other comprehensive income (loss)
Foreign currency translation adjustments	355	425	(51)	(1,481)
Comprehensive income (loss)	$4,178	77	$2,142	$(2,134)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	July 4,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,194	$11,606
Accounts receivable, net	10,479	7,234
Inventory, net	23,317	16,236
Other current assets	5,146	4,360
Total current assets	57,136	39,436
Property, plant and equipment, net	11,313	10,161
Operating lease right-of-use assets	5,665	6,103
Other assets	4,552	5,008
Total assets	$78,666	$60,708
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,798	$6,734
Accrued liabilities	17,101	13,409
Operating lease liabilities, current portion	1,013	965
Finance lease obligations, current portion	447	393
Equipment financing obligations, current portion	265	0
Note payable – PPP Loan, current portion	0	1,186
Note payable – related party, current portion	2,500	0
Total current liabilities	35,124	22,687
Operating lease liabilities, net of current portion	5,420	5,941
Finance lease obligations, net of current portion	1,827	1,927
Equipment financing obligations, net of current portion	741	0
Note payable – PPP Loan, net of current portion	0	2,372
Note payable – related party, net of current portion	3,981	6,477
Other liabilities	14,875	6,529
Total liabilities	61,968	45,933
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,514,964 shares issued and 21,514,945 outstanding in 2021 and 21,302,194 shares issued and 21,300,958 outstanding in 2020	215	213
Additional paid-in capital	154,804	155,025
Accumulated deficit	(113,572)	(115,765)
Accumulated other comprehensive loss	(24,749)	(24,698)
Treasury stock, 19 and 1,236 shares in 2021 and 2020, respectively	0	0
Total stockholders’ equity	16,698	14,775
Total liabilities and stockholders’ equity	$78,666	$60,708

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended
	July 4,	July 5,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,193	$(653)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,274	1,259
Forgiveness of PPP Loan and related interest	(3,599)	0
Deferred income taxes	266	0
Stock-based compensation expense	163	228
Deferred loan costs recognized	3	7
Net loss (gain) on the sale of assets	11	(958)
Provision for excess and obsolete inventory	65	125
Non-cash lease expense	438	491
Other noncash items	90	100
Contributions to pension plans	(254)	(34)
Changes in operating assets and liabilities:
Accounts receivable	(3,270)	1,053
Inventory	(7,063)	1,813
Prepaid expenses and other assets	(335)	(457)
Accounts payable	7,218	(2,697)
Accrued and other liabilities	11,406	(1,318)
Net cash provided by (used in) operating activities	8,606	(1,041)

Cash flows from investing activities:
Capital expenditures	(1,213)	(833)
Proceeds from sale of assets	10	1,968
Net cash (used in) provided by investing activities	(1,203)	1,135

Cash flows from financing activities:
Principal payments on finance lease obligations	(211)	(320)
Principal payments on equipment financing obligations	(65)	0
Proceeds from Paycheck Protection Program loan	0	3,558
Indirect repurchase of shares for minimum statutory tax withholdings	(382)	(7)
Net cash (used in) provided by financing activities	(658)	3,231

Effect of exchange rate changes on cash balances	(157)	(610)
Net increase in cash and cash equivalents	6,588	2,715
Cash and cash equivalents at beginning of period	11,606	5,095
Cash and cash equivalents at end of period	$18,194	$7,810

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease obligations	$168	$0
Capital expenditures purchased through equipment financing obligations	1,070	0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

	Three Months Ended July 4, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

April 4, 2021 balance	21,436,963	$214	$154,783	$(117,395)	$(25,104)	$0
Net income	0	0	0	3,823	0	0
Foreign currency translation adjustment	0	0	0	0	355	0
Exercise of stock options	60,482	1	(81)	0	0	0
Noncash compensation	17,500	0	102	0	0	0
Retire treasury stock	0	0	0	0	0	0
July 4, 2021 balance	21,514,945	$215	$154,804	$(113,572)	$(24,749)	$0

	Three Months Ended July 5, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

April 5, 2020 balance	21,309,580	$213	$154,789	$(117,738)	$(25,957)	$0
Net loss	0	0	0	(348)	0	0
Foreign currency translation adjustment	0	0	0	0	425	0
Noncash compensation	60,000	0	134	0	0	0
Retire treasury stock	0	0	0	0	0	0
July 5, 2020 balance	21,369,580	$213	$154,923	$(118,086)	$(25,532)	$0

	Six Months Ended July 4, 2021

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2021 balance	21,300,958	$213	$155,025	$(115,765)	$(24,698)	$0
Net income	0	0	0	2,193	0	0
Foreign currency translation adjustment	0	0	0	0	(51)	0
Exercise of stock options	196,487	2	(384)	0	0	0
Noncash compensation	17,500	0	163	0	0	0
Retire treasury stock	0	0	0	0	0	0
July 4, 2021 balance	21,514,945	$215	$154,804	$(113,572)	$(24,749)	$0

	Six Months Ended July 5, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2020 balance	21,298,426	$213	$154,702	$(117,433)	$(24,051)	$0
Net loss	0	0	0	(653)	0	0
Foreign currency translation adjustment	0	0	0	0	(1,481)	0
Exercise of stock options	11,154	0	(7)	0	0	0
Noncash compensation	60,000	0	228	0	0	0
Retire treasury stock	0	0	0	0	0	0
July 5, 2020 balance	21,369,580	$213	$154,923	$(118,086)	$(25,532)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1)	Nature of Business

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

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the COVID-19 pandemic has increased the uncertainty with respect to developing these estimates and assumptions. The COVID-19 pandemic continues to rapidly evolve and the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results for the three and six months ended July 4, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2020 as presented in the Company’s Annual Report on Form 10-K.

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

The Company determines if an arrangement is a lease at its inception. The Company has entered into operating leases for real estate and personal property, including manufacturing and information technology equipment. These real estate leases have initial terms which range from 10 to 11 years, and often include one or more options to renew. These renewal terms can extend the lease term by 5 years, and will be included in the lease term when it is reasonably certain that the Company will exercise the option. The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. The lease agreements do not contain any residual value guarantees. Some of the real estate lease agreements include periods of rent holidays and payments that escalate over the lease term by specified amounts. All operating lease expenses are recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the right-of-use asset is amortized over the life of the asset.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of July 4, 2021, total right-of-use assets and operating lease liabilities were approximately $5,665,000 and $6,433,000, respectively. As of December 31, 2020, total right-of-use assets and operating lease liabilities were approximately $6,103,000 and $6,906,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three and six months ended July 4, 2021 and July 5, 2020.

The following table presents information related to lease expense for the three and six months ended July 4, 2021 and July 5, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	July 5,	July 4,	July 5,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Finance lease expense:
Amortization expense	$87	$108	$173	$228
Interest expense	59	72	117	149
Operating lease expense	351	351	702	702
Variable lease expense	76	94	154	162
Total lease expense	$573	$625	$1,146	$1,241

The following table presents supplemental cash flow information related to leases (in thousands):

	Six Months Ended
	July 4,	July 5,
	2021	2020
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$764	$659
Operating cash flows from finance leases	117	149
Financing cash flows from finance leases	211	320

The annual future minimum lease payments as of July 4, 2021 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,484	$656
12 to 24 months	1,501	656
24 to 36 months	1,466	635
36 to 48 months	1,222	581
48 to 60 months	1,062	320
Thereafter	1,253	0
Total lease payments	7,988	2,848
Less imputed interest	(1,555)	(574)
Total	$6,433	$2,274

The following table presents certain information related to lease terms and discount rates for leases as of July 4, 2021 and December 31, 2020:

	July 4,	December 31,
	2021	2020
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	5.7	6.2
Finance leases	4.3	4.9

Weighted-average discount rate (percentage):
Operating leases	8.0	8.0
Finance leases	10.0	10.2

(5)	Revenue from Contracts with Customers

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

The majority of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $40,473,000 of remaining performance obligations as of July 4, 2021, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 52% of our remaining performance obligations as revenue in 2021 and the balance in 2022.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended July 4, 2021 and July 5, 2020:

	Three Months Ended		Six Months Ended
	July 4,	July 5,	July 4,	July 5,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Sypris Technologies – transferred point in time	$17,139	$7,445	$30,329	$21,162
Sypris Electronics – transferred point in time	2,655	2,138	3,270	4,245
Sypris Electronics – transferred over time	6,175	7,570	12,352	14,171
	$25,969	$17,153	$45,951	$39,578

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of July 4, 2021 and December 31, 2020 were $1,087,000 and $1,240,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of July 4, 2021, the contract liabilities balance was $19,474,000, of which $10,769,000 was included within accrued liabilities and $8,705,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2020, the contract liabilities balance was $7,339,000, of which $6,816,000 was included within accrued liabilities and $523,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $1,607,000 and $3,609,000 during the three and six months ended July 4, 2021, respectively. The Company recognized revenue from contract liabilities of $2,929,000 and $4,645,000 during the three and six months ended July 5, 2020, respectively.

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

On April 13, 2020, the Company completed the sale of the Broadway Plant real estate for $1,700,000. The Company also sold other equipment during 2020 for $268,000, and recognized net gains of $958,000 during the six months ended July 5, 2020, which is included in other expense (income), net on the Company’s consolidated income statements. Certain equipment at the Broadway Plant was abandoned as of December 31, 2020. Management continues to market certain other equipment located at its facility in Toluca, Mexico, which has been classified as assets held for sale and included in other current assets as of July 4, 2021 and December 31, 2020.

All assets held for sale are within the Sypris Technologies segment. The following assets have been segregated and included in other current assets in the consolidated balance sheets (in thousands):

	July 4,	December 31,
	2021	2020
	(Unaudited)
Property, plant and equipment	$1,381	$1,387
Accumulated depreciation	(971)	(975)
Property, plant and equipment, net	$410	$412

(7)	Earnings (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 4,000 potential common shares excluded from diluted earnings per share for the three and six months ended July 4, 2021. For the three and six months ended July 5, 2020, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) income per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	July 5,	July 4,	July 5,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Income (loss) attributable to stockholders:
Net income (loss) income as reported	$3,823	$(348)	$2,193	$(653)
Less distributed and undistributed earnings allocable to restricted award holders	0	0	0	0
Less dividends declared attributable to restricted award holders	0	0	0	0
Net income (loss) allocable to common stockholders	$3,823	$(348)	$2,193	$(653)

Income (loss) per common share attributable to stockholders:
Basic	$0.18	$(0.02)	$0.10	$(0.03)
Diluted	$0.17	$(0.02)	$0.10	$(0.03)

Weighted average shares outstanding – basic	21,356	21,016	21,475	21,005
Weighted average additional shares assuming conversion of potential common shares	1,490	0	1,504	0
Weighted average shares outstanding – diluted	22,846	21,016	22,979	21,005

(8)	Inventory

Inventory consists of the following (in thousands):

	July 4,	December 31,
	2021	2020
	(Unaudited)
Raw materials	$17,895	$11,118
Work in process	6,006	6,210
Finished goods	1,142	762
Reserve for excess and obsolete inventory	(1,726)	(1,854)
Total	$23,317	$16,236

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	July 4,	December 31,
	2021	2020
	(Unaudited)
Land and land improvements	$43	$43
Buildings and building improvements	7,776	7,747
Machinery, equipment, furniture and fixtures	57,207	55,620
Construction in progress	1,160	609
	66,186	64,019
Accumulated depreciation	(54,873)	(53,858)
	$11,313	$10,161

(10)	Debt

Debt outstanding consists of the following (in thousands):

	July 4,	December 31,
	2021	2020
	(Unaudited)
Current:
Finance lease obligation, current portion	$447	$393
Equipment financing obligations, current portion	265	0
PPP Loan, current portion	0	1,186
Note payable – related party, current portion	2,500	0
Current portion of long term debt and finance lease obligations	$3,212	$1,579
Long Term:
Finance lease obligation	$1,827	$1,927
Equipment financing obligations	741	0
PPP Loan	0	2,372
Note payable – related party	4,000	6,500
Less unamortized debt issuance and modification costs	(19)	(23)
Long term debt and finance lease obligations net of unamortized debt costs	$6,549	$10,776

Paycheck Protection Program

During the second quarter of 2020, the Company secured a $3,558,000 term loan (the “PPP Loan”) with BMO Harris Bank National Association (“BMO”). Proceeds from the PPP Loan were used to retain workers and maintain payroll and make lease and utility payments. The PPP Loan is evidenced by a promissory note in favor of BMO, as lender, with a principal amount of $3,558,000 that bears interest at a fixed annual rate of 1.00%. The term of the PPP Loan is two years, with no payments due under the PPP Loan until July 2021, although interest will accrue during the deferment period.

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

On June 28, 2021, the Company received notice from BMO that BMO had received confirmation from the SBA that the application for forgiveness of the PPP Loan had been approved. The loan forgiveness request in the amount of $3,558,000 was applied to the Company’s entire outstanding PPP Loan balance with BMO. During the three and six months ended July 4, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $3,599,000.

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal as of April 4, 2021 and December 31, 2020. GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of July 4, 2021, our principal commitment under the Note was $2,500,000 due on April 1, 2022, $2,000,000 on April 1, 2024 and the balance on April 1, 2026. Interest on the promissory note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2022 and 2024. During the first quarter of 2020, the Company provided notice to GFCM of its intention to elect to defer the specified portion of the interest payments due beginning on April 6, 2020. All accrued but unpaid interest was paid on January 4, 2021.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Finance Lease Obligations

As of July 4, 2021, the Company had $2,274,000 outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2025 and a weighted average interest rate of 10.03%.

Equipment Financing Obligations

As of July 4, 2021, the Company had $1,006,000 outstanding under equipment financing facilities, with effective interest rates ranging from 5.06% to 8.06% and payments due through 2026.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	July 5,	July 4,	July 5,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$17,139	$7,445	$30,329	$21,162
Sypris Electronics	8,830	9,708	15,622	18,416
	$25,969	$17,153	$45,951	$39,578
Gross profit:
Sypris Technologies	$2,509	$229	$3,680	$2,722
Sypris Electronics	1,800	1,892	2,445	3,124
	$4,309	$2,121	$6,125	$5,846

	Three Months Ended		Six Months Ended
	July 4,	July 5,	July 4,	July 5,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Operating income (loss):
Sypris Technologies	$1,316	$(818)	$1,443	$308
Sypris Electronics	844	1,033	674	1,441
General, corporate and other	(1,267)	(1,075)	(2,290)	(2,332)
	$893	$(860)	$(173)	$(583)
Income (loss) before taxes:
Sypris Technologies	$1,105	$(92)	$941	$667
Sypris Electronics	840	1,025	664	1,424
General, corporate and other	2,191	(1,217)	1,022	(2,608)
	$4,136	$(284)	$2,627	$(517)

	July 4,	December 31,
	2021	2020
	(Unaudited)
Total assets:
Sypris Technologies	$36,407	$31,425
Sypris Electronics	27,094	18,620
General, corporate and other	15,165	10,663
	$78,666	$60,708

Total liabilities:
Sypris Technologies	$24,065	$19,974
Sypris Electronics	29,628	13,545
General, corporate and other	8,275	12,414
	$61,968	$45,933

(12)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of July 4, 2021 and December 31, 2020 was $607,000 and $638,000, respectively. The Company’s warranty expense for the three and six months ended July 4, 2021 and July 5, 2020 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and has been approved for development by the purchaser. As of July 4, 2021 and December 31, 2020, no amounts were accrued for any environmental matters.

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

As of July 4, 2021, the Company had outstanding purchase commitments of approximately $21,445,000, primarily for the acquisition of inventory and manufacturing equipment.

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

(14)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	July 5,	July 4,	July 5,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Service cost	$1	$1	$2	$2
Interest cost on projected benefit obligation	116	190	387	542
Net amortizations, deferrals and other costs	148	149	306	316
Expected return on plan assets	(136)	(185)	(378)	(456)
Net periodic benefit cost	$129	$155	$317	$404

The net periodic benefit cost of the defined benefit pension plans incurred during the three and six-month periods ended July 4, 2021 and July 5, 2020 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	July 5,	July 4,	July 5,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Service cost:
Selling, general and administrative expenses	$1	$1	$2	$2
Other net periodic benefit costs:
Other expense (income), net	128	154	315	402
Total	$129	$155	$317	$404

(15)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	July 4,	December 31,
	2021	2020
	(Unaudited)
Foreign currency translation adjustments	$(10,898)	$(10,847)
Employee benefit related adjustments – U.S., net of tax	(13,867)	(13,867)
Employee benefit related adjustments – Mexico, net of tax	16	16
Accumulated other comprehensive loss	$(24,749)	$(24,698)

(16)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at July 4, 2021 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

(17)	Subsequent Events

Subsequent to quarter-end, the Company granted 197,500 restricted shares and options to purchase 34,000 shares of our common stock under the 2020 Sypris Omnibus Plan. The restricted shares vest on the third anniversary of the grant date. The options have a five-year term and cliff vest on the third anniversary of the grant date.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption and has and may continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the continued impact and duration of the COVID-19 pandemic. The Company has continued to operate at each location and sought to remain compliant with government regulations imposed due to the COVID-19 pandemic. The Company began to experience lower revenue late in the first quarter of 2020 due to the COVID-19 pandemic, followed by a more significant impact in the second quarter of 2020, especially within the Sypris Technologies group. Towards the end of the second quarter of 2020, some state and local jurisdictions started to lift mandatory stay-at-home or shelter-in-place orders and started gradually to ease restrictions. While the COVID-19 pandemic negatively impacted the Company’s results of operations, cash flows and financial position in 2020, management implemented actions to mitigate the financial impact, to protect the health of its employees and to comply with government regulations at each of our locations. Factors deriving from the COVID-19 response that have and may continue to negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the material components we utilize in the manufacture of the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of our customers to conduct their business and purchase our products; and limitations on the ability of our customers to pay us on a timely basis.

We implemented modifications beginning in the second quarter of 2020 to preserve adequate liquidity and ensure that our business continued to operate during this uncertain time. With respect to liquidity, we evaluated and took actions to reduce costs and spending across our organization. This included reducing hiring activities, reducing compensation of our Chairman, President and CEO, certain other senior leadership and corporate personnel and our Board of Directors, and limiting discretionary spending. Many of these reductions remained in effect during the first half of 2021. In addition, under the CARES Act, we have deferred certain payroll taxes into future years. We also reduced spending on capital investment projects in 2020 and managed working capital to preserve liquidity during this crisis. In addition to these activities, during the second quarter of 2020, the Company secured a $3.6 million term loan with BMO, pursuant to the PPP under the CARES Act. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments. On June 28, 2021, the Company received notice from BMO that our application for forgiveness of the PPP Loan had been approved.

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

Sypris Technologies Outlook

Demand in the North American Class 4-8 commercial vehicle market started to recover in the second half of 2020 following an anticipated market decline in the first half that was deepened by the impact of the COVID-19 pandemic. Market conditions have remained favorable through the first half of 2021 for commercial vehicles in addition to the automotive, sporty utility vehicle and off-highway markets served by Sypris Technologies. The outlook for 2021 for the commercial vehicle market indicates stronger demand with production expected to be up 46% over the prior year due to an anticipated improving economic outlook and cyclical growth. Additionally, we believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as demand for our products in these markets did not decline as dramatically as demand declined in the Class 8 commercial vehicle market.

Depressed oil and gas prices coupled with reduced travel, business closures, and other economic impacts related to the COVID-19 pandemic suppressed near-term oil and natural gas demand, which has adversely impacted the oil and gas markets served by our Tube Turns® brand of engineered product lines. This is causing major pipeline developers to significantly scale back near-term capital investments in new pipeline infrastructure. This has resulted in reduced demand for our products for the oil and gas markets during the second half of 2020 and the first half of 2021. However, as commodity prices improve and activity increases, we expect oil and gas sector spending to increase in the second half of 2021 compared to 2020.

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

The majority of the government aerospace and defense programs that we support require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to focus on our supply chain to attempt to mitigate the impact of supply component shortages on our business. While the COVID-19 outbreak did not have a material impact on our supply chain in 2020 or the first half of 2021, electronic component shortages may become a challenge in the second half of 2021 and 2022. We may not be successful in addressing these shortages and other supply chain issues.

During 2020 and the first half of 2021, we announced new program awards for Sypris Electronics, with certain programs continuing into 2022. In addition to contract awards from DoD prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts related to the communication and navigation markets, which align with our advanced capabilities for delivering products for complex, high cost of failure platforms.

On May 28, 2021, the President of the United States submitted to Congress the President’s fiscal year (FY) 2022 budget request, which proposes $753 billion for total national defense spending including $715 billion for the DoD, a 1.6% increase above the FY 2021 enacted amounts for both total national defense and the DoD (a U.S. Government fiscal year starts on October 1 and ends on September 30). This is the first budget over the past decade that is not restricted by the discretionary spending caps under the Budget Control Act of 2011. The budget also proposes to end the use of Overseas Contingency Operations (OCO) as a separate fund to finance overseas operations. In the coming months, Congress will need to approve or revise the President’s FY 2022 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2022 budget to become law and complete the budget process.

In addition to the FY 2022 budget, the U.S. Government continues to face a variety of fiscal and monetary policy issues, including rising debt levels. The legal limit on U.S. debt, commonly known as the debt ceiling, was reinstated on August 1, 2021, after a two-year suspension. On August 2, 2019, with the passage of the Bipartisan Budget Act of 2019 (BBA-19), Congress suspended the debt ceiling through July 31, 2021, at which time the debt limit was increased to the amount of U.S. Government debt outstanding on that date. If the debt ceiling is not raised or suspended again, the Department of Treasury is expected to employ extraordinary measures to continue financing the U.S. Government while avoiding exceeding the debt limit. It is expected, however, that the U.S. Government will exhaust these available measures in late summer or early fall of 2021, and Congress will need to raise the debt limit in order for the U.S. Government to continue borrowing money. If the debt ceiling is not raised, the U.S. Government may not be able to pay for expenditures or fulfill its funding obligations and there could be significant disruption to all discretionary programs, including discretionary programs in which we participate.

We expect to compete for follow-on business opportunities as a subcontractor on future builds of several existing government programs. However, the federal budget and debt ceiling are expected to continue to be the subject of considerable uncertainty and the impact on demand for our products and services and our business are difficult to predict.

Results of Operations

The tables below compare our segment and consolidated results for the three and six month periods of operations of 2021 to the three and six month periods of operations of 2020. The tables present the results for each period, the change in those results from 2020 to 2021 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended July 4, 2021 Compared to Three Months Ended July 5, 2020

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	July 4,	July 5,	Favorable	Favorable	July 4,	July 5,
	2021	2020	(Unfavorable)	(Unfavorable)	2021	2020
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$17,139	$7,445	$9,694	130.2%	66.0%	43.4%
Sypris Electronics	8,830	9,708	(878)	(9.0)	34.0	56.6
Total	25,969	17,153	8,816	51.4	100.0	100.0
Cost of sales:
Sypris Technologies	14,630	7,216	(7,414)	(102.7)	85.4	96.9
Sypris Electronics	7,030	7,816	786	10.1	79.6	80.5
Total	21,660	15,032	(6,628)	(44.1)	83.4	87.6
Gross profit:
Sypris Technologies	2,509	229	2,280	995.6	14.6	3.1
Sypris Electronics	1,800	1,892	(92)	(4.9)	20.4	19.5
Total	4,309	2,121	2,188	103.2	16.6	12.4
Selling, general and administrative	3,416	2,981	(435)	(14.6)	13.2	17.4
Operating income (loss)	893	(860)	1,753	NM	3.4	(5.0)

Interest expense, net	211	193	(18)	(9.3)	0.8	1.1
Other expense (income), net	145	(769)	(914)	NM	0.6	(4.5)
Forgiveness of PPP Loan and related interest	(3,599)	0	3,599	NM	(13.9)	0.0

Income (loss) before taxes	4,136	(284)	4,420	NM	15.9	(1.6)
Income tax expense, net	313	64	(249)	(389.1)	1.2	0.4
Net income (loss)	$3,823	$(348)	$4,171	NM	14.7%	$(2.0)%

Six Months Ended July 4, 2021 Compared to Six Months Ended July 5, 2020.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Six
	Six Months Ended,		Change	Change	Months Ended
	July 4,	July 5,	Favorable	Favorable	July 4,	July 5,
	2021	2020	(Unfavorable)	(Unfavorable)	2021	2020
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$30,329	$21,162	$9,167	43.3%	66.0%	53.5%
Sypris Electronics	15,622	18,416	(2,749)	(15.2)	34.0	46.5
Total	45,951	39,578	6,373	16.1	100.0	100.0
Cost of sales:
Sypris Technologies	26,649	18,440	(8,209)	(44.5)	87.9	87.1
Sypris Electronics	13,177	15,292	2,115	13.8	84.3	83.0
Total	39,826	33,732	(6,094)	(18.1)	86.7	85.2
Gross profit:
Sypris Technologies	3,680	2,722	958	35.2	12.1	12.9
Sypris Electronics	2,445	3,124	(679)	(21.7)	15.7	17.0
Total	6,125	5,846	279	4.8	13.3	14.8
Selling, general and administrative	6,298	6,429	131	2.0	13.7	16.2
Operating loss	(173)	(583)	410	70.3	(0.4)	(1.5)

Interest expense, net	433	420	(13)	(3.1)	0.9	1.1
Other expense (income), net	366	(486)	(852)	NM	0.8	(1.2)
Forgiveness of PPP Loan and related interest	(3,599)	-	3,599	NM	(7.8)	-

Income (loss) before taxes	2,627	(517)	3,144	NM	5.7	(1.4)
Income tax expense, net	434	136	(298)	(219.1)	0.9	0.3
Net income (loss)	$2,193	$(653)	$2,846	NM	4.8%	$(1.7)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three and six-month periods ended July 4, 2021 increased $9.7 million and $9.2 million, respectively, from the prior year comparable periods as a result of the rebound in the commercial vehicle market from the impact of the COVID-19 pandemic experienced during the prior year periods. The net revenue increase for the comparable three-month period was attributable to increased sales volumes of $9.5 million primarily with customers in the commercial vehicle market and increased energy related product sales of $0.2 million. The net revenue increase for the comparable six-month period was attributable to increased sales volumes of $10.9 million primarily with customers in the commercial vehicle market, partially offset by decreased energy related product sales of $1.7 million.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics decreased $0.9 million and $2.8 million, respectively, for the three and six months ended July 4, 2021, from the prior year comparable periods. The decrease in revenue for the three and six months ended July 4, 2021 was primarily related to the completion of a program during the prior year. The follow-on to this program has been booked and shipments are expected to resume during the fourth quarter of 2021. Additionally, sales to our customers serving the communications industry decreased as compared to the first half of 2020 due to delayed orders experienced during the first quarter of 2021. Many of these orders were received beginning late in the first quarter and continued in the second quarter of 2021 and are expected to be converted to revenue over the balance of the year.

Gross Profit. Sypris Technologies’ gross profit increased $2.3 million and $1.0 million for the three and six months ended July 4, 2021, respectively, from the prior year comparable periods. The net increase in volumes contributed to an increase in gross profit of $4.0 million and $3.4 million for the three and six months ended July 4, 2021, respectively, from the prior year comparable periods. Partially offsetting this increase was an unfavorable product mix, increased operating supply spend, additional equipment maintenance expenses in support of an expected increase in revenue and unfavorable labor productivity experienced in the first quarter of 2021 as new production workers were being trained.

Sypris Electronics’ gross profit decreased $0.1 million and $0.7 million for the three and six months ended July 4, 2021, respectively, from the prior year comparable periods. The decrease in gross profit was primarily a result of the decrease in revenue during the period, which also had a negative impact on overhead absorption, and an unfavorable revenue mix. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the balance of 2021.

Selling, General and Administrative. Selling, general and administrative expense increased by $0.4 million and decreased by $0.1 million for the three and six month periods ended July 4, 2021, respectively, as compared to the same periods in 2020. The increase in selling general and administrative expense for the three months ended July 4, 2021 is primarily the result of higher employee medical insurance claim expense during the period and an increase in headcount to support the anticipated increase in volumes for Sypris Technologies. Selling, general and administrative expense decreased as a percentage of revenue to 13.2% and 13.7% for the three and six months ended July 4, 2021, respectively from 17.4% and 16.2% for the three and six months ended July 5, 2020, respectively.

Other Expense (Income), Net. The Company recognized other expense, net of $0.1 million and $0.4 million for the three and six months ended July 4, 2021, respectively. During the three months ended July 4, 2021, the Company recognized pension expense of $0.1 million. For the six months ended July 4, 2021, the Company recognized foreign exchange related losses of $0.1 million and pension expense of $0.3 million.

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

Forgiveness of PPP loan and related interest. On June 28, 2021, the Company received notice from BMO that BMO had received confirmation from the SBA that the application for forgiveness of the PPP Loan had been approved. The loan forgiveness request in the amount of $3.6 million was applied to the Company’s entire outstanding PPP Loan balance with BMO. During the three and six months ended July 4, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $3.6 million.

Income Taxes. The Company’s income tax expense for the three and six months ended July 4, 2021 and July 5, 2020 consists primarily of foreign income taxes on its Mexican subsidiaries.

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

Liquidity, Capital Resources

Paycheck Protection Program. As described above, the Company secured the PPP Loan under the CARES Act during the second quarter of 2020. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments. The PPP Loan is evidenced by a promissory note in favor of BMO, as lender, with a principal amount of $3.6 million that bears interest at a fixed annual rate of 1.00%. The term of the PPP Loan is two years, with no payments due under the PPP Loan until July 2021, although interest will accrue during the deferment period.

The PPP Loan is unsecured and guaranteed by the SBA. During the fourth quarter of 2020, the Company applied for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the 24-week period beginning upon receipt of funds from the PPP Loan, subject to limitations and calculated in accordance with the terms of the CARES Act.

On June 28, 2021, the Company received notice from BMO that BMO had received confirmation from the SBA that the application for forgiveness of the PPP Loan had been approved. The loan forgiveness request in the amount of $3.6 million was applied to the Company’s entire outstanding PPP Loan balance with BMO. During the three and six months ended July 4, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $3.6 million.

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of July 4, 2021 and December 31, 2020 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of July 4, 2021, our principal commitment under the Note was $2.5 million due on April 1, 2022, $2.0 million on April 1, 2024 and the balance on April 1, 2026. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2022 and 2024. During the first quarter of 2020, the Company provided notice to GFCM of its intention to elect to defer the specified portion of the interest payments due beginning on April 6, 2020. All accrued but unpaid interest was paid on January 4, 2021.

Finance Lease Obligations. As of July 4, 2021, the Company had $2.3 million outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2025 and a weighted average interest rate of 10.03%.

Equipment Financing Obligations. As of July 4, 2021, the Company had $1.0 million outstanding under equipment financing facilities, with effective interest rates ranging from 5.06% to 8.06% and payments due through 2026.

Purchase Commitments. We had purchase commitments totaling approximately $21.4 million at July 4, 2021, primarily for inventory and manufacturing equipment.

Cash Balance. At July 4, 2021, we had approximately $18.2 million of cash and cash equivalents, of which $5.3 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Cash Flows

Operating Activities. Net cash provided by operating activities was $8.6 million in the first six months of 2021 as compared to cash used of $1.0 million in the same period of 2020. The aggregate increase in accounts receivable in 2021 resulted in a usage of cash of $3.3 million as a result of the increase in revenue for Sypris Technologies and an early payment by a customer at the end of 2020. The increase in inventory in 2021 resulted in a usage of cash of $7.1 million. The increase in inventory is primarily in support of new program revenue growth for Sypris Electronics anticipated to begin in the second half of 2021. A significant portion of the inventory receipts were funded through prepayments from customers of Sypris Electronics in 2020 and the first six months of 2021. Additionally, there was an increase in accounts payable during the first six months of 2021, providing a source of cash of $7.2 million, resulting from a delay in billing by one of Sypris Technologies customers and an increase in the purchase of inventory. Accrued and other liabilities increased during the first six months of 2021, resulting in a source of cash of $11.4 million, primarily as a result of several substantial prepayments from customers of Sypris Electronics to fund the purchase of specific program inventory, resulting in an increase in contract liabilities.

Investing Activities. Net cash used in investing activities was $1.2 million for the first six months of 2021 as compared to cash provided of $1.1 million for the first six months of 2020. Net cash used in investing activities for the first six months of 2021 was comprised of capital expenditures of $1.2 million.

Net cash used in investing activities for the first six months of 2020 included proceeds of $2.0 million from the sale of idle assets by Sypris Technologies during the period, including the sale of the Broadway Plant, partially offset by capital expenditures of $0.8 million.

Financing Activities. Net cash used in financing activities was $0.7 million for the first six months of 2021 as compared to cash provided of $3.2 million for the first six months of 2020. Net cash used in financing activities in the first six months of 2021 included principal payments on finance leases and equipment financing obligations of $0.3 million and payments of $0.4 million for minimum statutory tax withholdings on stock based compensation.

Net cash provided by financing activities in the first six months of 2020 included proceeds of $3.6 million under the PPP Loan, as described above, partially offset by finance lease payments of $0.3 million.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no significant changes in our critical accounting policies during the six months ended July 4, 2021.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: the impact of COVID-19 and economic conditions on our future operations; possible public policy response to the pandemic, including legislation or restrictions that may impact our operations or supply chain; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; our failure to successfully win new business; the termination or non-renewal of existing contracts by customers; our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; volatility of our customers’ forecasts especially in the commercial truck markets and our contractual obligations to meet current scheduling demands and production levels (especially in our Toluca Plant), which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; dependence on, retention or recruitment of key employees and distribution of our human capital; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability, warranty or environmental claims; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; our ability to comply with the requirements of the SBA and maintain forgiveness of all or a portion of our Paycheck Protection Program loan; our inability to develop new or improved products or new markets for our products; our reliance on a few key customers, third party vendors and sub-suppliers; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; other potential weaknesses in internal controls over financial reporting and enterprise risk management; failure to adequately insure or to identify product liability, environmental or other insurable risks; unanticipated or uninsured disasters, public health crises, losses or business risks; unanticipated or uninsured product liability claims; the costs of compliance with our auditing, regulatory or contractual obligations; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; costs associated with environmental claims relating to properties previously owned; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; cyber security threats and disruptions; inaccurate data about markets, customers or business conditions; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risk related to owning our common stock including increased volatility; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Form of Five Year Restricted Stock Award Agreement.

10.2	Form of Executive Long-Term Incentive Award Agreement for Grants of Restricted Stock to Executive Officers.

10.3	Form of Special Retirement Award Agreement for Grants of Non-Qualified Stock Options.

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 12, 2021	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	August 12, 2021	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)