Form 10-Q
period 2021-10-03
SYPRIS SOLUTIONS INC
filed 2021-11-10
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended October 3, 2021

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

As of November 5, 2021, the Registrant had 21,849,724 shares of common stock outstanding.

Part I.       Financial Information

Item 1.         Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Net revenue	$25,683	$22,154	$71,634	$61,732
Cost of sales	21,705	18,615	61,531	52,347
Gross profit	3,978	3,539	10,103	9,385
Selling, general and administrative	3,007	2,695	9,305	9,124
Operating income	971	844	798	261
Interest expense, net	211	216	644	636
Other expense (income), net	132	372	498	(114)
Forgiveness of PPP loan and related interest	0	0	(3,599)	0
Income (loss) before taxes	628	256	3,255	(261)
Income tax expense (benefit), net	334	(3,239)	768	(3,103)
Net income	$294	$3,495	$2,487	$2,842
Income per share:
Basic	$0.01	$0.17	$0.12	$0.14
Diluted	$0.01	$0.17	$0.11	$0.14

Weighted average shares outstanding:
Basic	21,536	21,064	21,522	21,026
Diluted	22,940	21,080	22,994	21,026
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Net income	$294	$3,495	$2,487	$2,842
Other comprehensive income (loss)
Foreign currency translation adjustments	(378)	108	(429)	(1,373)
Comprehensive income (loss)	$(84)	3,603	$2,058	$1,469

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	October 3,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,101	$11,606
Accounts receivable, net	11,463	7,234
Inventory, net	27,438	16,236
Other current assets	5,780	4,360
Total current assets	55,782	39,436
Property, plant and equipment, net	11,239	10,161
Operating lease right-of-use assets	5,439	6,103
Other assets	4,169	5,008
Total assets	$76,629	$60,708
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,855	$6,734
Accrued liabilities	16,215	13,409
Operating lease liabilities, current portion	1,037	965
Finance lease obligations, current portion	453	393
Equipment financing obligations, current portion	307	0
Note payable – PPP Loan, current portion	0	1,186
Note payable – related party, current portion	2,500	0
Total current liabilities	33,367	22,687
Operating lease liabilities, net of current portion	5,152	5,941
Finance lease obligations, net of current portion	1,712	1,927
Equipment financing obligations, net of current portion	760	0
Note payable – PPP Loan, net of current portion	0	2,372
Note payable – related party, net of current portion	3,983	6,477
Other liabilities	14,874	6,529
Total liabilities	59,848	45,933
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,743,567 shares issued and 21,743,548 outstanding in 2021 and 21,302,194 shares issued and 21,300,958 outstanding in 2020	217	213
Additional paid-in capital	154,969	155,025
Accumulated deficit	(113,278)	(115,765)
Accumulated other comprehensive loss	(25,127)	(24,698)
Treasury stock, 19 and 1,236 shares in 2021 and 2020, respectively	0	0
Total stockholders’ equity	16,781	14,775
Total liabilities and stockholders’ equity	$76,629	$60,708

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended
	October 3,	October 4,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$2,487	$2,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,944	1,883
Forgiveness of PPP Loan and related interest	(3,599)	0
Deferred income taxes	755	(3,257)
Stock-based compensation expense	351	335
Deferred loan costs recognized	5	11
Net loss (gain) on the sale of assets	11	(813)
Provision for excess and obsolete inventory	134	222
Non-cash lease expense	664	699
Other noncash items	93	72
Contributions to pension plans	(283)	(34)
Changes in operating assets and liabilities:
Accounts receivable	(4,256)	(1,158)
Inventory	(11,312)	2,409
Prepaid expenses and other assets	(1,197)	(983)
Accounts payable	6,355	(1,036)
Accrued and other liabilities	10,005	(1,114)
Net cash provided by operating activities	2,157	78

Cash flows from investing activities:
Capital expenditures	(1,829)	(1,151)
Proceeds from sale of assets	10	1,969
Net cash (used in) provided by investing activities	(1,819)	818

Cash flows from financing activities:
Principal payments on finance lease obligations	(359)	(623)
Principal payments on equipment financing obligations	(132)	0
Proceeds from Paycheck Protection Program loan	0	3,558
Indirect repurchase of shares for minimum statutory tax withholdings	(405)	(33)
Net cash (used in) provided by financing activities	(896)	2,902

Effect of exchange rate changes on cash balances	53	(599)
Net (decrease) increase in cash and cash equivalents	(505)	3,199
Cash and cash equivalents at beginning of period	11,606	5,095
Cash and cash equivalents at end of period	$11,101	$8,294

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease obligations	$168	$0
Capital expenditures purchased through equipment financing obligations	1,237	0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

	Three Months Ended October 3, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

July 4, 2021 balance	21,514,945	$215	$154,804	$(113,572)	$(24,749)	$0
Net income	0	0	0	294	0	0
Issuance of restricted common stock	197,500	2	(2)	0	0	0
Foreign currency translation adjustment	0	0	0	0	(378)	0
Exercise of stock options	13,603	0	(21)	0	0	0
Noncash compensation	17,500	0	188	0	0	0
Retire treasury stock	0	0	0	0	0	0
October 3, 2021 balance	21,743,548	$217	$154,969	$(113,278)	$(25,127)	$0

	Three Months Ended October 4, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

July 5, 2020 balance	21,369,580	$213	$154,923	$(118,086)	$(25,532)	$0
Net income	0	0	0	3,495	0	0
Foreign currency translation adjustment	0	0	0	0	108	0
Noncash compensation	10,000	0	107	0	0	0
Retire treasury stock	(62,828)	0	(26)	0	0	0
October 4, 2020 balance	21,316,752	$213	$155,004	$(114,591)	$(25,424)	$0

	Nine Months Ended October 3, 2021

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2021 balance	21,300,958	$213	$155,025	$(115,765)	$(24,698)	$0
Net income	0	0	0	2,487	0	0
Issuance of restricted common stock	197,500	2	(2)	0	0	0
Foreign currency translation adjustment	0	0	0	0	(429)	0
Exercise of stock options	210,090	2	(405)	0	0	0
Noncash compensation	35,000	0	351	0	0	0
Retire treasury stock	0	0	0	0	0	0
October 3, 2021 balance	21,743,548	$217	$154,969	$(113,278)	$(25,127)	$0

	Nine Months Ended October 4, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2020 balance	21,298,426	$213	$154,702	$(117,433)	$(24,051)	$0
Net income	0	0	0	2,842	0	0
Foreign currency translation adjustment	0	0	0	0	(1,373)	0
Exercise of stock options	11,154	0	(7)	0	0	0
Noncash compensation	70,000	0	335	0	0	0
Retire treasury stock	(62,828)	0	(26)	0	0	0
October 4, 2020 balance	21,316,752	$213	$155,004	$(114,591)	$(25,424)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1)	Nature of Business

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

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the COVID-19 pandemic has increased the uncertainty with respect to developing these estimates and assumptions. The COVID-19 pandemic continues to rapidly evolve and the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results for the three and nine months ended October 3, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2020 as presented in the Company’s Annual Report on Form 10-K.

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

Some leases may require variable lease payments based on factors specific to the individual agreements. Variable lease payments for which the Company is typically responsible for include real estate taxes, insurance and common area maintenance expenses based on the Company’s pro-rata share, which are excluded from the measurement of the lease liability. Additionally, one of the Company’s real estate leases has lease payments that adjust based on annual changes in the Consumer Price Index (“CPI”). The leases that are dependent upon CPI are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Incremental payments due to changes in the index are treated as variable lease costs and expensed as incurred.

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of October 3, 2021, total right-of-use assets and operating lease liabilities were approximately $5,439,000 and $6,189,000, respectively. As of December 31, 2020, total right-of-use assets and operating lease liabilities were approximately $6,103,000 and $6,906,000, respectively.

The Company primarily uses its incremental borrowing rate, which is updated quarterly, based on the information available at commencement date, in determining the present value of lease payments. If readily available, the Company would use the implicit rate in a new lease to determine the present value of lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three and nine months ended October 3, 2021 and October 4, 2020.

The following table presents information related to lease expense for the three and nine months ended October 3, 2021 and October 4, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Finance lease expense:
Amortization expense	$87	$112	$260	$340
Interest expense	54	71	171	220
Operating lease expense	351	351	1,053	1,053
Variable lease expense	82	77	236	239
Total lease expense	$574	$611	$1,720	$1,852

The following table presents supplemental cash flow information related to leases (in thousands):

	Nine Months Ended
	October 3,	October 4,
	2021	2020
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,149	$989
Operating cash flows from finance leases	171	220
Financing cash flows from finance leases	359	623

The annual future minimum lease payments as of October 3, 2021 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,488	$656
12 to 24 months	1,505	656
24 to 36 months	1,392	619
36 to 48 months	1,226	570
48 to 60 months	961	183
Thereafter	1,047	0
Total lease payments	7,619	2,684
Less imputed interest	(1,430)	(519)
Total	$6,189	$2,165

The following table presents certain information related to lease terms and discount rates for leases as of October 3, 2021 and December 31, 2020:

	October 3,	December 31,
	2021	2020
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	5.5	6.2
Finance leases	4.0	4.9

Weighted-average discount rate (percentage):
Operating leases	8.0	8.0
Finance leases	10.0	10.2

(5)	Revenue from Contracts with Customers

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

A performance obligation is a promise in a contract to transfer a distinct product or render a service to a customer and is the unit of account to which the transaction price is allocated under ASC 606. When a contract contains multiple performance obligations, the Company allocates the transaction price to the individual performance obligations using the price at which the promised goods or services would be sold to customers on a standalone basis. For most sales within the Sypris Technologies segment and a portion of sales within Sypris Electronics, control transfers to the customer at a point in time. Indicators that control has transferred to the customer include the Company having a present right to payment, the customer obtaining legal title and the customer having the significant risks and rewards of ownership. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment.

For contracts where Sypris Electronics serves as a contractor for aerospace and defense companies under federally funded programs, the Company generally recognizes revenue over time as it performs because of continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contracts that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Because control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company uses labor hours incurred as a measure of progress for these contracts because it best depicts the Company’s performance of the obligation to the customer, which occurs as labor is incurred on the contracts. Under this measure of progress, the extent of progress towards completion is measured based on the ratio of labor hours incurred to date to the total estimated labor hours at completion of the performance obligation.

The Company’s contract profit margins may include estimates of revenues for goods or services on which the customer and the Company have not reached final agreements, such as contract changes, settlements of disputed claims, and the final amounts of requested equitable adjustments permitted under the contract. These estimates are based upon management’s best assessment of the totality of the circumstances and are included in contract profit based upon contractual provisions and the Company’s relationships with each customer.

Many of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year, there were $39,393,000 of remaining performance obligations as of October 3, 2021, all of which were long-term Sypris Electronics’ contracts. The Company expects to recognize approximately 31% of its remaining performance obligations as revenue in 2021, 54% in 2022 and the balance in 2023.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended October 3, 2021 and October 4, 2020:

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Sypris Technologies – transferred point in time	$16,693	$12,072	$47,022	$33,234
Sypris Electronics – transferred point in time	1,712	1,590	4,982	5,835
Sypris Electronics – transferred over time	7,278	8,492	19,630	22,663
	$25,683	$22,154	$71,634	$61,732

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of October 3, 2021 and December 31, 2020 were $1,402,000 and $1,240,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of October 3, 2021, the contract liabilities balance was $18,905,000, of which $10,200,000 was included within accrued liabilities and $8,705,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2020, the contract liabilities balance was $7,339,000, of which $6,816,000 was included within accrued liabilities and $523,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $2,362,000 and $3,828,000 during the three and nine months ended October 3, 2021, respectively. The Company recognized revenue from contract liabilities of $2,837,000 and $6,680,000 during the three and nine months ended October 4, 2020, respectively.

Practical expedients and exemptions

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expense in the consolidated statements of operations.

The Company does not disclose the value of unsatisfied performance obligations for contracts with original expected lengths of one year or less.

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

On April 13, 2020, the Company completed the sale of the Broadway Plant real estate for $1,700,000. The Company also sold other equipment during 2020 for $268,000, and recognized net gains of $813,000 during the nine months ended October 4, 2020, which is included in other expense (income), net on the Company’s consolidated income statements. Certain equipment at the Broadway Plant was abandoned as of December 31, 2020. Management continues to market certain other equipment located at its facility in Toluca, Mexico, which has been classified as assets held for sale and included in other current assets as of October 3, 2021 and December 31, 2020.

All assets held for sale are within the Sypris Technologies segment. The following assets have been segregated and included in other current assets in the consolidated balance sheets (in thousands):

	October 3,	December 31,
	2021	2020
	(Unaudited)
Property, plant and equipment	$1,345	$1,387
Accumulated depreciation	(945)	(975)
Property, plant and equipment, net	$400	$412

(7)	Earnings Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 38,000 potential common shares excluded from diluted earnings per share for the three and nine months ended October 3, 2021. There were 2,489,250 and 2,754,750 potential common shares excluded from diluted earnings per share for the three and nine months ended October 4, 2021, respectively because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) income per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Income attributable to stockholders:
Net income as reported	$294	$3,495	$2,487	$2,842
Less distributed and undistributed earnings allocable to restricted award holders	(2)	(15)	(7)	(12)
Less dividends declared attributable to restricted award holders	0	0	0	0
Net income allocable to common stockholders	$292	$3,480	$2,480	$2,830

Income per common share attributable to stockholders:
Basic	$0.01	$0.17	$0.12	$0.14
Diluted	$0.01	$0.17	$0.11	$0.14

Weighted average shares outstanding – basic	21,536	21,064	21,522	21,026
Weighted average additional shares assuming conversion of potential common shares	1,404	16	1,472	0
Weighted average shares outstanding – diluted	22,940	21,080	22,994	21,026

(8)	Inventory

Inventory consists of the following (in thousands):

	October 3,	December 31,
	2021	2020
	(Unaudited)
Raw materials	$22,116	$11,118
Work in process	5,994	6,210
Finished goods	1,120	762
Reserve for excess and obsolete inventory	(1,792)	(1,854)
Total	$27,438	$16,236

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	October 3,	December 31,
	2021	2020
	(Unaudited)
Land and land improvements	$43	$43
Buildings and building improvements	7,866	7,747
Machinery, equipment, furniture and fixtures	56,821	55,620
Construction in progress	1,474	609
	66,204	64,019
Accumulated depreciation	(54,965)	(53,858)
	$11,239	$10,161

(10)	Debt

Debt outstanding consists of the following (in thousands):

	October 3,	December 31,
	2021	2020
	(Unaudited)
Current:
Finance lease obligation, current portion	$453	$393
Equipment financing obligations, current portion	307	0
PPP Loan, current portion	0	1,186
Note payable – related party, current portion	2,500	0
Current portion of long term debt and finance lease obligations	$3,260	$1,579
Long Term:
Finance lease obligation	$1,712	$1,927
Equipment financing obligations	760	0
PPP Loan	0	2,372
Note payable – related party	4,000	6,500
Less unamortized debt issuance and modification costs	(17)	(23)
Long term debt and finance lease obligations net of unamortized debt costs	$6,455	$10,776

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

On June 28, 2021, the Company received notice from BMO that BMO had received confirmation from the U.S. Small Business Administration (the “SBA”) that the application for forgiveness of the PPP Loan had been approved. The loan forgiveness request in the amount of $3,558,000 was applied to the Company’s entire outstanding PPP Loan balance with BMO. During the nine months ended October 3, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $3,599,000.

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal as of October 3, 2021 and December 31, 2020. GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of October 3, 2021, our principal commitment under the Note was $2,500,000 due on April 1, 2022, $2,000,000 on April 1, 2024 and the balance on April 1, 2026. Interest on the promissory note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2022 and 2024. During the first quarter of 2020, the Company provided notice to GFCM of its intention to elect to defer the specified portion of the interest payments due beginning on April 6, 2020. All accrued but unpaid interest was paid on January 4, 2021.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Finance Lease Obligations

As of October 3, 2021, the Company had $2,165,000 outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2025 and a weighted average interest rate of 10.04%.

Equipment Financing Obligations

As of October 3, 2021, the Company had $1,067,000 outstanding under equipment financing facilities, with effective interest rates ranging from 4.55% to 8.06% and payments due through 2026.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$16,693	$12,072	$47,022	$33,234
Sypris Electronics	8,990	10,082	24,612	28,498
	$25,683	$22,154	$71,634	$61,732
Gross profit:
Sypris Technologies	$2,109	$1,907	$5,789	$4,629
Sypris Electronics	1,869	1,632	4,314	4,756
	$3,978	$3,539	$10,103	$9,385

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Operating income (loss):
Sypris Technologies	$901	$873	$2,344	$1,181
Sypris Electronics	967	808	1,641	2,249
General, corporate and other	(897)	(837)	(3,187)	(3,169)
	$971	$844	$798	$261
Income (loss) before taxes:
Sypris Technologies	$701	$437	$1,642	$1,104
Sypris Electronics	957	801	1,621	2,225
General, corporate and other	(1,030)	(982)	(8)	(3,590)
	$628	$256	$3,255	$(261)

	October 3,	December 31,
	2021	2020
	(Unaudited)
Total assets:
Sypris Technologies	$36,184	$31,425
Sypris Electronics	31,996	18,620
General, corporate and other	8,449	10,663
	$76,629	$60,708

Total liabilities:
Sypris Technologies	$23,719	$19,974
Sypris Electronics	27,748	13,545
General, corporate and other	8,381	12,414
	$59,848	$45,933

(12)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of October 3, 2021 and December 31, 2020 was $595,000 and $638,000, respectively. The Company’s warranty expense for the three and nine months ended October 3, 2021 and October 4, 2020 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and has been approved for development by the purchaser. As of October 3, 2021 and December 31, 2020, no amounts were accrued for any environmental matters.

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

As of October 3, 2021, the Company had outstanding purchase commitments of approximately $18,967,000, primarily for the acquisition of inventory and manufacturing equipment.

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

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with ASC 740, Income Taxes (ASC 740). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. During the Company’s review of its deferred tax position as of October 4, 2020, the Company determined that it was more likely than not that it will have sufficient future taxable income to realize its deferred tax assets by its Mexican subsidiaries. Therefore, the Company reversed its valuation allowance recorded in prior years against certain Mexican net deferred tax assets and recognized an income tax benefit of $3,257,000 during the three and nine months ended October 4, 2020.

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

(14)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Service cost	$1	$1	$3	$3
Interest cost on projected benefit obligation	194	271	581	813
Net amortizations, deferrals and other costs	153	158	459	474
Expected return on plan assets	(189)	(228)	(567)	(684)
Net periodic benefit cost	$159	$202	$476	$606

The net periodic benefit cost of the defined benefit pension plans incurred during the three and nine-month periods ended October 3, 2021 and October 4, 2020 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Service cost:
Selling, general and administrative expenses	$1	$1	$3	$3
Other net periodic benefit costs:
Other expense (income), net	158	201	473	603
Total	$159	$202	$476	$606

(15)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	October 3,	December 31,
	2021	2020
	(Unaudited)
Foreign currency translation adjustments	$(11,276)	$(10,847)
Employee benefit related adjustments – U.S., net of tax	(13,867)	(13,867)
Employee benefit related adjustments – Mexico, net of tax	16	16
Accumulated other comprehensive loss	$(25,127)	$(24,698)

(16)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at October 3, 2021 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

We implemented modifications beginning in the second quarter of 2020 to preserve adequate liquidity and ensure that our business continued to operate during this uncertain time. With respect to liquidity, we evaluated and took actions to reduce costs and spending across our organization. This included reducing hiring activities, reducing compensation of our Chairman, President and CEO, certain other senior leadership and corporate personnel and our Board of Directors, and limiting discretionary spending. In addition, under the CARES Act, we deferred certain payroll taxes into future years. We also reduced spending on capital investment projects in 2020 and managed working capital to preserve liquidity during this crisis. In addition to these activities, during the second quarter of 2020, the Company secured a $3.6 million term loan with BMO, pursuant to the PPP under the CARES Act. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments. On June 28, 2021, the Company received notice from BMO that our application for forgiveness of the PPP Loan had been approved. The loan forgiveness request in the amount of $3.6 million was applied to the Company’s entire outstanding PPP Loan balance with BMO. During the nine months ended October 3, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $3.6 million.

On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to require that their employees be fully vaccinated or tested weekly. On November 4, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency regulation to carry out this mandate, which is expected to take effect on January 4, 2022. As a company with more than 100 employees, it is anticipated that we would be subject to the OSHA regulation concerning COVID-19 vaccination. If these mandates are implemented, the extent of the regulatory impact is unclear and could have an adverse impact on the Company's operations. These or similar vaccine and testing mandates by other governments may result in additional labor shortages and/or increased labor or other expenses for us and our customers and suppliers.

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

Sypris Technologies Outlook

Demand in the North American Class 4-8 commercial vehicle market began to recover in the second half of 2020 following an anticipated market decline in the first half of 2020 that was deepened by the impact of the COVID-19 pandemic. Market conditions have improved since then and have remained favorable through the first nine months of 2021 for commercial vehicles in addition to the automotive, sport utility vehicle and off-highway markets served by Sypris Technologies. The outlook for 2022 for the commercial vehicle market indicates stronger demand with production expected to be up 18% over 2021 due to an anticipated improving economic outlook and cyclical growth. Additionally, we believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as demand for our products in these markets did not decline as dramatically as demand declined in the Class 8 commercial vehicle market.

Depressed oil and gas prices coupled with reduced travel, business closures, and other economic impacts related to the COVID-19 pandemic suppressed near-term oil and natural gas demand, which has adversely impacted the oil and gas markets served by our Tube Turns® brand of engineered product lines. This is causing major pipeline developers to significantly scale back near-term capital investments in new pipeline infrastructure. This has resulted in reduced demand for our products for the oil and gas markets during the second half of 2020 and the first nine months of 2021. However, as commodity prices improve and activity increases, we expect customer demand to increase in the fourth quarter of 2021 compared to 2020.

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

The majority of the government aerospace and defense programs that we support require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to focus on our supply chain to attempt to mitigate the impact of supply component shortages on our business. While the COVID-19 outbreak did not have a material impact on our supply chain in 2020 or the first half of 2021, electronic component shortages impacted our third quarter 2021 results and may continue to be a challenge during the remainder of 2021 and 2022. We may not be successful in addressing these shortages and other supply chain issues.

During 2020 and the first nine months of 2021, we announced new program awards for Sypris Electronics, with certain programs continuing into 2023. In addition to contract awards from DoD prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts related to the communication and navigation markets, which align with our advanced capabilities for delivering products for complex, high cost of failure platforms.

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

However, the U.S. Government has not yet enacted an annual budget for FY 2022. To avert a government shutdown, on September 30, 2021, a continuing resolution funding measure was enacted to finance all U.S. Government activities through December 3, 2021. Under the continuing resolution, partial-year funding at amounts consistent with appropriated levels for FY 2021 are available, subject to certain restrictions, but new spending initiatives are not authorized. Importantly, our key programs continue to be supported and funded despite the continuing resolution financing mechanism. However, during periods covered by continuing resolutions or in the event of a government shutdown, we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations. In the coming months, Congress will need to approve or revise the President’s FY 2022 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2022 budget to become law and complete the budget process.

In addition to the FY 2022 budget, the U.S. Government continues to face a variety of fiscal and monetary policy issues, including rising debt levels. The legal limit on U.S. debt, commonly known as the debt ceiling, was reinstated on August 1, 2021, after a two-year suspension. On August 2, 2019, with the passage of the Bipartisan Budget Act of 2019 (BBA-19), Congress suspended the debt ceiling through July 31, 2021, at which time the debt limit was increased to the amount of U.S. Government debt outstanding on that date. On October 15, 2021, the President signed legislation raising the debt limit by $480 billion to $28.9 trillion, which is estimated to provide federal borrowing authority until December 2021. If the debt ceiling is not raised further, the U.S. Government may not be able to pay for expenditures or fulfill its funding obligations and there could be significant disruption to all discretionary programs, including discretionary programs in which we participate.

We expect to compete for follow-on business opportunities as a subcontractor on future builds of several existing government programs. However, the federal budget and debt ceiling are expected to continue to be the subject of considerable uncertainty and the impact on demand for our products and services and our business are difficult to predict.

Results of Operations

The tables below compare our segment and consolidated results for the three and nine month periods of operations of 2021 to the three and nine month periods of operations of 2020. The tables present the results for each period, the change in those results from 2020 to 2021 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended October 3, 2021 Compared to Three Months Ended October 4, 2020

			Year Over Year	Year Over Year Percentage	Results as Percentage of Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	October 3,	October 4,	Favorable	Favorable	October 3,	October 4,
	2021	2020	(Unfavorable)	(Unfavorable)	2021	2020
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$16,693	$12,072	$4,621	38.3%	65.0%	54.5%
Sypris Electronics	8,990	10,082	(1,092)	(10.8)	35.0	45.5
Total	25,683	22,154	3,529	15.9	100.0	100.0
Cost of sales:
Sypris Technologies	14,584	10,165	(4,419)	(43.5)	87.4	84.2
Sypris Electronics	7,121	8,450	1,329	15.7	79.2	83.8
Total	21,705	18,615	(3,090)	(16.6)	84.5	84.0
Gross profit:
Sypris Technologies	2,109	1,907	202	10.6	12.6	15.8
Sypris Electronics	1,869	1,632	237	14.5	20.8	16.2
Total	3,978	3,539	439	12.4	15.5	16.0
Selling, general and administrative	3,007	2,695	(312)	(11.6)	11.7	12.2
Operating income	971	844	127	15.0	3.8	3.8

Interest expense, net	211	216	5	2.3	0.8	1.0
Other expense, net	132	372	240	64.5	0.5	1.7

Income before taxes	628	256	372	145.3	2.5	1.2
Income tax expense (benefit), net	334	(3,239)	(3,573)	NM	1.3	(14.6)
Net income	$294	$3,495	$(3,201)	(91.6)	1.1%	$15.8%

Nine Months Ended October 3, 2021 Compared to Nine Months Ended October 4, 2020.

			Year Over Year	Year Over Year Percentage	Results as Percentage of Net Revenue for the Nine
	Nine Months Ended,		Change	Change	Months Ended
	October 3,	October 4,	Favorable	Favorable	October 3,	October 4,
	2021	2020	(Unfavorable)	(Unfavorable)	2021	2020
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$47,022	$33,234	$13,788	41.5%	65.6%	53.8%
Sypris Electronics	24,612	28,498	(3,886)	(13.6)	34.4	46.2
Total	71,634	61,732	9,902	16.0	100.0	100.0
Cost of sales:
Sypris Technologies	41,233	28,605	(12,628)	(44.1)	87.7	86.1
Sypris Electronics	20,298	23,742	3,444	14.5	82.5	83.3
Total	61,531	52,347	(9,184)	(17.5)	85.9	84.8
Gross profit:
Sypris Technologies	5,789	4,629	1,160	25.1	12.3	13.9
Sypris Electronics	4,314	4,756	(442)	(9.3)	17.5	16.7
Total	10,103	9,385	718	7.7	14.1	15.2
Selling, general and administrative	9,305	9,124	(181)	(2.0)	13.0	14.8
Operating income	798	261	537	205.7	1.1	0.4

Interest expense, net	644	636	(8)	(1.3)	0.9	1.0
Other expense (income), net	498	(114)	(612)	NM	0.7	(0.2)
Forgiveness of PPP Loan and related interest	(3,599)	-	3,599	NM	(5.0)	-

Income (loss) before taxes	3,255	(261)	3,516	NM	4.6	(0.4)
Income tax expense (benefit), net	768	(3,103)	(3,871)	NM	1.1	(5.0)
Net income	$2,487	$2,842	$(355)	(12.5)	3.5%	$4.6%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three and nine-month periods ended October 3, 2021 increased $4.6 million and $13.8 million, respectively, from the prior year comparable periods primarily as a result of the rebound in the commercial vehicle market from the impact of the COVID-19 pandemic experienced during the prior year periods. The net revenue increase for the comparable three-month period was attributable to increased sales volumes of $4.8 million primarily with customers in the commercial vehicle market partially offset by lower energy related product sales of $0.2 million. The net revenue increase for the comparable nine-month period was attributable to increased sales volumes of $15.7 million primarily with customers in the commercial vehicle market, partially offset by decreased energy related product sales of $1.9 million.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics decreased $1.1 million and $3.9 million, respectively, for the three and nine months ended October 3, 2021, from the prior year comparable periods. The decrease in revenue for the three and nine months ended October 3, 2021 was primarily related to the completion of a program during the prior year. The follow-on to this program has been awarded and shipments are expected to resume during the fourth quarter of 2021. Additionally, in the first nine months of 2021, sales to our customers serving the communications industry decreased as compared to the first nine months of 2020 due to delayed orders experienced during the first quarter of 2021. Many of these orders were received beginning late in the first quarter and continued in the second and third quarters of 2021 and are expected to be converted to revenue over the balance of the year and in 2022. Certain programs have also been impacted by material availability as receipts of a limited number of specific parts necessary to complete the build of the products were delayed or, in other instances, required us to resource and obtain alternative parts or use alternative suppliers. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the balance of 2021 and into 2022, but revenue could continue to be impacted by material availability.

Gross Profit. Sypris Technologies’ gross profit increased $0.2 million and $1.2 million for the three and nine months ended October 3, 2021, respectively, from the prior year comparable periods. The net increase in volumes contributed to an increase in gross profit of $1.5 million and $4.8 million for the three and nine months ended October 3, 2021, respectively, from the prior year comparable periods. Partially offsetting this increase was an unfavorable product mix, increased operating supply spend, additional equipment maintenance expenses in support of an expected increase in revenue and unfavorable labor productivity experienced in the first quarter of 2021 as new production workers were being trained.

Sypris Electronics’ gross profit increased $0.2 million and decreased $0.4 million for the three and nine months ended October 3, 2021, respectively, from the prior year comparable periods. The increase in gross profit for the three months ended October 3, 2021 was primarily the result of a favorable revenue mix during the quarter. The decrease in gross profit for the nine months ended October 3, 2021 was primarily a result of the decrease in revenue during the period, which also had a negative impact on overhead absorption.

Selling, General and Administrative. Selling, general and administrative expense increased by $0.3 million and $0.2 million for the three and nine month periods ended October 3, 2021, respectively, as compared to the same periods in 2020. The increase in selling general and administrative expense for the three and nine months ended October 3, 2021 was primarily the result of higher employee medical insurance claim expense during the period and an increase in headcount to support the anticipated increase in volumes for Sypris Technologies. Selling, general and administrative expense decreased as a percentage of revenue to 11.7% and 13.0% for the three and nine months ended October 3, 2021, respectively from 12.2% and 14.8% for the three and nine months ended October 4, 2020, respectively.

Other Expense (Income), Net. The Company recognized other expense, net of $0.1 million and $0.5 million for the three and nine months ended October 3, 2021, respectively. During the three months ended October 3, 2021, the Company recognized pension expense of $0.1 million. For the nine months ended October 3, 2021, the Company recognized foreign exchange related losses of $0.1 million and pension expense of $0.4 million.

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

Forgiveness of PPP Loan and related interest. On June 28, 2021, the Company received notice from BMO that BMO had received confirmation from the SBA that the application for forgiveness of the PPP Loan had been approved. The loan forgiveness request in the amount of $3.6 million was applied to the Company’s entire outstanding PPP Loan balance with BMO. During the nine months ended October 3, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $3.6 million.

Income Taxes. The Company’s income tax expense for the three and nine months ended October 3, 2021 consists primarily of foreign income taxes on its Mexican subsidiaries.

The Company’s income tax expense for the three and nine months ended October 4, 2020 consists primarily of a net deferred tax benefit of $3.3 million, partially offset by currently payable state and local income taxes on domestic operations and foreign income taxes on one of its Mexican subsidiaries. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on the forecast prepared during this prior period, the Company believed it would have sufficient future taxable income to realize its deferred tax assets by its Mexican subsidiaries. Therefore, the Company reversed its valuation allowance recorded in prior years against certain Mexican net deferred tax assets and recognized an income tax benefit of $3.3 million during the three and nine months ended October 4, 2020.

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

Liquidity, Capital Resources

Paycheck Protection Program. As described above, the Company secured the PPP Loan under the CARES Act during the second quarter of 2020. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments. The PPP Loan was evidenced by a promissory note in favor of BMO, as lender, with a principal amount of $3.6 million that bears interest at a fixed annual rate of 1.00%.

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

On June 28, 2021, the Company received notice from BMO that BMO had received confirmation from the SBA that the application for forgiveness of the PPP Loan had been approved. The loan forgiveness request in the amount of $3.6 million was applied to the Company’s entire outstanding PPP Loan balance with BMO. During the nine months ended October 3, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $3.6 million.

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of October 3, 2021 and December 31, 2020 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of October 3, 2021, our principal commitment under the Note was $2.5 million due on April 1, 2022, $2.0 million on April 1, 2024 and the balance on April 1, 2026. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2022 and 2024. During the first quarter of 2020, the Company provided notice to GFCM of its intention to elect to defer the specified portion of the interest payments due beginning on April 6, 2020. All accrued but unpaid interest was paid on January 4, 2021.

Finance Lease Obligations. As of October 3, 2021, the Company had $2.2 million outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2025 and a weighted average interest rate of 10.04%.

Equipment Financing Obligations. As of October 3, 2021, the Company had $1.1 million outstanding under equipment financing facilities, with effective interest rates ranging from 4.55% to 8.06% and payments due through 2026.

Purchase Commitments. We had purchase commitments totaling approximately $19.0 million at October 3, 2021, primarily for inventory and manufacturing equipment.

Cash Balance. At October 3, 2021, we had approximately $11.1 million of cash and cash equivalents, of which $5.0 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

We have projected that our cash and cash equivalents will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including, but not limited to: (i) the impact of the COVID-19 pandemic and changes in worldwide and U.S. economic conditions, (ii) meaningful shortfalls in projected revenue or sales proceeds from underutilized or non-core equipment, (iii) unexpected costs or expenses, and/or (iv) operating difficulties which cause unexpected delays in scheduled shipments, could require us to seek additional funding or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

Cash Flows

Operating Activities. Net cash provided by operating activities was $2.2 million in the first nine months of 2021 as compared to $0.1 million in the same period of 2020. The aggregate increase in accounts receivable in 2021 resulted in a usage of cash of $4.3 million as a result of the increase in revenue for Sypris Technologies and an early payment by a customer at the end of 2020. The increase in inventory in 2021 resulted in a usage of cash of $11.3 million. The increase in inventory is primarily in support of new program revenue growth for Sypris Electronics anticipated to begin in the fourth quarter of 2021. A significant portion of the inventory receipts was funded through prepayments from customers of Sypris Electronics in 2020 and the first nine months of 2021. Additionally, there was an increase in accounts payable during the first nine months of 2021, providing a source of cash of $6.4 million, resulting from an increase in the purchase of inventory. Accrued and other liabilities increased during the first nine months of 2021, resulting in a source of cash of $10.0 million, primarily as a result of several substantial prepayments from customers of Sypris Electronics to fund the purchase of specific program inventory, resulting in an increase in contract liabilities.

Investing Activities. Net cash used in investing activities was $1.8 million for the first nine months of 2021 as compared to cash provided of $0.8 million for the first nine months of 2020. Net cash used in investing activities for the first nine months of 2021 was comprised of capital expenditures of $1.8 million.

Net cash used in investing activities for the first nine months of 2020 included proceeds of $2.0 million from the sale of idle assets by Sypris Technologies during the period, including the sale of the Broadway Plant, partially offset by capital expenditures of $1.2 million.

Financing Activities. Net cash used in financing activities was $0.9 million for the first nine months of 2021 as compared to cash provided of $2.9 million for the first nine months of 2020. Net cash used in financing activities in the first nine months of 2021 included principal payments on finance leases and equipment financing obligations of $0.5 million and payments of $0.4 million for minimum statutory tax withholdings on stock based compensation.

Net cash provided by financing activities in the first nine months of 2020 included proceeds of $3.6 million under the PPP Loan, as described above, partially offset by finance lease payments of $0.6 million.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no significant changes in our critical accounting policies during the nine months ended October 3, 2021.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: the impact of COVID-19 and economic conditions on our future operations; possible public policy response to the pandemic, including legislation or restrictions that may impact our operations or supply chain; the impact of potential U.S. Government COVID-19 vaccine mandates on our ability to attract and retain employees and on our business and results of operations; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; our failure to successfully win new business; the termination or non-renewal of existing contracts by customers; our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; volatility of our customers’ forecasts especially in the commercial truck markets and our contractual obligations to meet current scheduling demands and production levels (especially in our Toluca Plant), which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; dependence on, retention or recruitment of key employees and distribution of our human capital; inaccurate data about markets, customers or business conditions; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability, warranty or environmental claims; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; our ability to comply with the requirements of the SBA and maintain forgiveness of all or a portion of our Paycheck Protection Program loan; our inability to develop new or improved products or new markets for our products; our reliance on a few key customers, third party vendors and sub-suppliers; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; other potential weaknesses in internal controls over financial reporting and enterprise risk management; failure to adequately insure or to identify product liability, environmental or other insurable risks; unanticipated or uninsured disasters, public health crises, losses or business risks; unanticipated or uninsured product liability claims; the costs of compliance with our auditing, regulatory or contractual obligations; labor relations; strikes; union negotiations; pension valuation, health care or other benefit costs; costs associated with environmental claims relating to properties previously owned; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; risks of foreign operations; currency exchange rates; war, terrorism, or political uncertainty; cyber security threats and disruptions; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risk related to owning our common stock including increased volatility; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	November 10, 2021	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	November 10, 2021	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)