Form 10-K
period 2021-12-31
SYPRIS SOLUTIONS INC
filed 2022-03-17
CIK 864240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2021.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive	(Registrant’s telephone number,
offices, including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	SYPR	Nasdaq

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 4, 2021) was $43,257,696.

There were 21,879,724 shares of the registrant’s common stock outstanding as of March 10, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 10, 2022 are incorporated by reference into Part III to the extent described therein.

In this Annual Report on Form 10-K, “Sypris,” “the Company,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sypris Solutions, Inc. (“Sypris”, the “Company”, “we”, “our”, or “us”). These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “estimate,” “intend,” “may,” “will”, “in our view” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this Annual Report on Form 10-K or in other documents filed with the Securities and Exchange Commission, in press releases, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Briefly, we currently believe that such risks also include the following: our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; our failure to successfully win new business or develop new or improved products or new markets for our products; the termination or non-renewal of existing contracts by customers; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; volatility of our customers’ forecasts especially in the commercial truck markets and our contractual obligations to meet current scheduling demands and production levels (especially in our Toluca Plant), which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation; the impact of the current coronavirus disease (“COVID-19”) and economic conditions on our future operations; possible public policy response to the pandemic, including U. S or foreign government legislation or restrictions that may impact our operations or supply chain; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; dependence on, retention or recruitment of key employees and distribution of our human capital; inaccurate data about markets, customers or business conditions; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability, warranty or environmental claims; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; our reliance on a few key customers, third party vendors and sub-suppliers; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; failure to adequately insure or to identify product liability, environmental or other insurable risks; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; the costs of compliance with our auditing, regulatory or contractual obligations; labor relations; strikes; union negotiations; costs associated with environmental claims relating to properties previously owned; pension valuation, health care or other benefit costs; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; risks of foreign operations; currency exchange rates; war, geopolitical conflict, terrorism, or political uncertainty, including disruptions resulting from the conflict between Russia and Ukraine arising out of international sanctions, foreign currency fluctuations and other economic impacts; the potential default of the U.S. federal government if Congress fails to pass a 2022 budget resolution; cyber security threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risks related to owning our common stock, including increased volatility; or unknown risks and uncertainties. We undertake no obligation to update our forward-looking statements, except as may be required by law.

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

Sypris Technologies represented approximately 63% of our net revenues in 2021.

Sypris Electronics. Sypris Electronics generates revenue primarily through circuit card and full box build manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification, for customers in the aerospace and defense electronics markets. This includes circuit card assemblies for electronic sensors and systems including radar systems, tactical ground stations, navigation systems, weapons systems, targeting and warning systems and those used in the nation’s high priority space programs.

We provide our customers with a broad variety of value added solutions, from low-volume prototype assembly to high-volume turnkey manufacturing. Our manufacturing contracts for the aerospace and defense electronics market are generally sole-source by part number. Our customers include large aerospace and defense companies such as Northrop Grumman Corporation (Northrop Grumman), Lockheed Martin (Lockheed), L3Harris Technologies (L3Harris), Raytheon Technologies including Collins Aerospace Systems (Raytheon), BAE Systems (BAE) and Analog Devices, Inc. (ADI). We serve as a subcontractor on U.S. government programs and do not serve as a prime contractor to the U.S. government.

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

During 2020 and 2021, we announced new program awards as a subcontractor for Sypris Electronics, with certain programs contributing to revenue through 2023. In addition to contract awards from U.S. Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts related to the communication and navigation markets, which align with our advanced capabilities for delivering products for complex, high cost of failure platforms.

On May 28, 2021, the President of the United States submitted to Congress the President’s fiscal year (FY) 2022 budget request, which proposes $753 billion for total national defense spending, including $715 billion for the DoD, a 1.6% increase above the FY 2021 enacted amounts for both total national defense and the DoD (a U.S. Government fiscal year starts on October 1 and ends on September 30). This is the first budget over the past decade that is not restricted by the discretionary spending caps under the Budget Control Act of 2011. The budget also proposes to end the use of Overseas Contingency Operations (OCO) as a separate fund to finance overseas operations.

However, the U.S. Government has not yet enacted an annual budget for FY 2022. To avert a government shutdown, on September 30, 2021, a continuing resolution funding measure was enacted to finance all U.S. Government activities through December 3, 2021. The continuing resolution was further extended through March 15, 2022. Under the continuing resolution, partial-year funding at amounts consistent with appropriated levels for FY 2021 are available, subject to certain restrictions, but new spending initiatives are not authorized. Importantly, our key programs continue to be supported and funded despite the continuing resolution financing mechanism. However, during periods covered by continuing resolutions or in the event of a government shutdown, we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations. In the coming months, Congress will need to approve or revise the President’s FY 2022 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2022 budget to become law and complete the budget process.

In addition to the FY 2022 budget, the U.S. Government continues to face a variety of fiscal and monetary policy issues, including rising debt levels. The legal limit on U.S. debt, commonly known as the debt ceiling, was reinstated on August 1, 2021, after a two-year suspension. In October 2021, the statutory debt limit was increased by $480 billion and, in December 2021, was further increased by $2.5 trillion, which is currently expected to allow the Treasury Department to finance the government into 2023.

It remains uncertain when the government will approve FY 2022 appropriations and what government programs will be funded and at what levels. We expect to compete for follow-on business opportunities as a subcontractor on future builds of several existing government programs. However, the federal budget and debt ceiling are expected to continue to be the subject of considerable uncertainty and the impact on demand for our products and services and our business are difficult to predict.

In 2021, we have faced challenges within Sypris Electronics, including certain electronic component shortages and extensive lead-time manufacturing issues. This had a negative impact on our production schedules and margin performance in 2021. The majority of the government aerospace and defense programs that we support require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to focus on our supply chain to attempt to mitigate the impact of supply component shortages on our business. We expect that global delays of raw materials will impact overall component availability in 2022. We may not be successful in addressing these shortages and other issues.

Sypris Electronics accounted for approximately 37% of net revenue in 2021.

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

Market conditions for our electronic manufacturing business are characterized by a number of factors. The nature of providing manufactured products to the aerospace and defense electronics industry as well as other regulated markets differs substantially from the commercial electronics manufacturing industry. The cost of failure can be extremely high, the manufacturing requirements are typically complex and products are produced in relatively small quantities. Companies within this industry are required to maintain and adhere to a number of strict and comprehensive certifications, security clearances and traceability standards.

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

Customer Concentration

Our five largest customers in 2021 were Sistemas Automotrices de Mexico, S.A de C.V. (Sistemas), Detroit Diesel, Northrop Grumman, ADI and Tremec, which in the aggregate accounted for 68% of net revenue. Our five largest customers in 2020 were Northrop Grumman, Sistemas Automotrices de Mexico, S.A de C.V. (Sistemas), Detroit Diesel, ADI and SubCom, which in the aggregate accounted for 64% of net revenue. In 2021, Sistemas, Detroit Diesel and Northrop Grumman, represented approximately 21%, 18% and 16% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2021. In 2020, Northrop Grumman, Sistemas and Detroit Diesel and represented approximately 22%, 14% and 12% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2020.

Geographic Areas and Currency Fluctuations

Our operations are located in the U.S. and Mexico. Our Mexican subsidiary is a part of Sypris Technologies and manufacture and sell a number of products similar to those Sypris Technologies produces or previously produced in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have primarily impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. dollars. For the years ended December 31, 2021 and 2020, “other expense, net” included foreign currency translation losses of $0.1 million and gains of less than $0.1 million, respectively.

Net revenues from our Mexican operations were $47.1 million, or 48%, and $29.8 million, or 36%, of our consolidated net revenues in 2021 and 2020, respectively. In 2021, net income from our Mexican operations was $2.5 million, as compared to our consolidated net income of $2.9 million. In 2020, net income from our Mexican operations was $4.7 million, as compared to our consolidated net income of $1.7 million. You can find more information about our regional operating results, including our export sales, in Note 20 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Competition

The markets that we serve are highly competitive, and we compete against numerous domestic and international companies in addition to the internal capabilities of some of our customers. In the industrial manufacturing markets, we compete primarily against other component suppliers such as Ramkrishna Forgings Limited, Mid-West Forge, Inc., GNA Axles Limited, Brunner International, Inc., Bharat Forge, Commercial Forged Products, Spencer Forge and Machine, Inc., Traxle, SPX Flow, Inc., T.D. Williamson Inc. and National Oilwell Varco, Inc., certain of which serve as suppliers to many Tier I and smaller companies. In the aerospace and defense electronics market, we compete primarily against other component suppliers such as Celestica Inc., Jabil Circuit, Inc. and Spartronics. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours. In addition, we will face new competitors as we attempt to increase and expand our business.

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

Human Capital

As of December 31, 2021, we had a total of 684 employees, of which 497 were engaged in manufacturing, 11 were engaged in sales and marketing, 71 were engaged in engineering and 105 were engaged in administration. Approximately 404 of our employees were covered by collective bargaining agreements with various unions that expire on various dates through 2022. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. Although we believe overall that relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

In response to the COVID-19 pandemic and in an effort to keep our employees safe and to maintain operations, we sought to comply with government orders in all the states and countries where we operate and in some instances required and enforced stricter protocols than were required by the governing authorities to minimize the risks to our employees. The health and wellness of our employees are critical to our success.

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

Our businesses generally require a level of new business revenues at or above current levels in order to operate profitably. We are working to increase our revenues with new and existing customers. However, if we are not successful in maintaining or increasing our overall net revenues, we may be unable to maintain the critical mass of capital investments or talented employees that are needed to succeed in our chosen markets or to maintain our existing facilities, which could result in restructuring or exit costs. As we expand our customers and our products, we must also effectively manage a more diverse production schedule to avoid slowing our production output. As we are awarded new products with new customers, we must onboard new operational processes in an effective and efficient manner. We cannot assure you that we will be successful in maintaining or increasing our revenues with new and existing customers to a level necessary to maintain profitability.

Even when we are chosen by a new or existing customer for new business, there can be no assurance that we will be able to successfully complete final contract negotiations on acceptable terms or at all. In many cases, we announce significant contract “orders”, “wins” or “awards” before final contract negotiations are complete, and there is a chance that these new announced contract orders, wins or awards may not result in a definitive agreement or the expected amount of revenues or profits. We cannot guarantee that any particular contract with a customer will result in the anticipated level of revenue or profitability.

We depend on a few key customers in challenging industries for most of our revenues.

Our five largest customers in 2021 were Sistemas, Detroit Diesel, Northrop Grumman, ADI and Tremec, which in the aggregate accounted for 68% of net revenue. The loss of any of these customers or any other significant customer, or the renewal of business on less favorable terms, would have a material adverse impact on our business and results of operations. Due to our customer concentration, if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants or change their purchasing patterns, our business may be harmed.

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

The aerospace and defense electronics industry has experienced consolidation, increased competition, disruptive new technologies and uncertain funding levels. The aerospace and defense industry is also pressured by cyclicality, rapid technological change, shortening product life cycles, decreasing margins, component obsolescence and shortages and government procurement and certification processes. Our aerospace and defense business must continue to replenish key legacy programs with new technologies if we are to successfully maintain or expand our market share. Our failure to address any of these factors could impair our ability to grow and diversify our base of customers in this segment.

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

Unexpected changes in our customers’ demand levels and our ability to execute our production efficiently have harmed our operating results in the past and could do so in the future. Many of our customers will not commit to firm production or delivery schedules. Inaccurate forecasting of our customers’ requirements can disrupt the efficient utilization of our manufacturing capacity, inventories or workforce and can cause increases in our inventory and working capital levels. If we receive unanticipated orders or rapid increases in demand, these incremental volumes could be unprofitable due to the higher costs of operating above our optimal capacity. Disagreements over pricing, quality, delivery, capacity, exclusivity or trade credit terms could disrupt order schedules. Orders may also fluctuate due to changing global capacity and demand, new products, changes in market share, reorganizations or bankruptcies, material shortages, labor disputes, freight costs, tariffs or other factors that discourage outsourcing. Unanticipated interruptions in our production schedule may limit our ability to satisfy customers’ contractual requirements and we could be responsible for lost profits or penalties for delays in delivery. These forces could increase, decrease, accelerate, delay or cancel our delivery schedules.

Congressional budgetary constraints or reallocations could reduce our government related sales.

Sypris Electronics serves as a contractor for large aerospace and defense companies such as Northrop Grumman and L3Harris, typically under federally funded programs, which represented approximately 29% and 37% of net revenue in 2021 and 2020, respectively.

The U.S. Government has not yet enacted an annual budget for FY 2022. To avert a government shutdown, on September 30, 2021, a continuing resolution funding measure was enacted to finance all U.S. Government activities through December 3, 2021. The continuing resolution was further extended through March 15, 2022. Under the continuing resolution, partial-year funding at amounts consistent with appropriated levels for FY 2021 are available, subject to certain restrictions, but new spending initiatives are not authorized. Importantly, our key programs continue to be supported and funded despite the continuing resolution financing mechanism. However, during periods covered by continuing resolutions or in the event of a government shutdown, we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations.

It remains uncertain when the government will approve FY 2022 appropriations and what government programs will be funded and at what levels. We expect to compete for follow-on business opportunities as a subcontractor on future builds of several existing government programs. However, the federal budget and debt ceiling are expected to continue to be the subject of considerable uncertainty and the impact on demand for our products and services and our business are difficult to predict.

Trends in oil and natural gas prices could adversely affect the level of exploration, development and production activity of certain of our customers and the demand for our services and products.

Demand for our services and products is sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies, regional exploration and production providers, and related service providers. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile.

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity, which could have an adverse effect on our business, results of operations and financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies and related service providers can similarly reduce or defer major expenditures by these companies and service providers given the long-term nature of many large-scale development projects. Oil prices are particularly sensitive to actual and perceived threats to global political stability and to changes in production from OPEC member states. An actual increase, or the threat of an increase, in Russian military activities in Ukraine could lead to increased volatility in global oil and gas prices and increases in oil production by Russia to finance its activities in Ukraine or to destabilize global oil and gas prices could impact demand for our products and adversely affect our profitability. Additionally, potential climate change regulation, including a potential carbon tax, could adversely affect the level of exploration, development and production activity of certain of our customers and the demand for our services and products.

The Company’s operating results can be adversely affected by inflation, changes in the cost or availability of labor, raw materials, energy, transportation and other necessary supplies and services, as well as the impact of tariffs.

We are currently experiencing inflationary pressures on our operating costs. Competition for labor is becoming more acute and we have experienced increased labor costs as a result. For significant portions of our business, we purchase raw materials and component parts which have been designated or specified by our customers, at prices negotiated by our customers. Raw material price fluctuations and volatility in the commodity markets, including tariffs and trade restriction could impact prices in the future. In any event, for a growing part of our business, we arrange our own suppliers and we could be impacted by the risks of any landed price increases, trade restrictions or production delays.  Increases in the costs of steel or other supplies could also increase our working capital requirements and scrap expenses. In addition, we have experienced increased costs for the transportation of our products. There is no assurance that we will be able to fully offset any cost increases through cost reduction programs or price increases of our products, especially given the competitive environment. If we are not able to sufficiently increase our pricing to offset these increased costs or if increased costs and prolonged inflation continue, it could materially and adversely affect our business, operating results and profitability. Sustained price increases may lead to declines in volume. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. In addition, volatility in certain commodity markets could significantly affect our production cost.

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

The markets for our products are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities. We could fail to make required capital investments, develop or successfully market products that meet changing customer needs and anticipate or respond to technological changes in a cost-effective and timely manner. Our inability to successfully launch or sustain new or next generation programs or product features, especially in accordance with budgets or committed delivery schedules, could materially adversely affect our financial results. We could encounter competition from new or developing technologies that render our technologies and equipment less profitable or obsolete in our chosen markets and our operating results may suffer. In particular, the Company is currently pursuing new programs in an attempt to increase Sypris Electronics’ revenue stream. However, the initial production phase of new programs may be costly and can be slower than anticipated. The launch of any new programs within Sypris Electronics may not be successful.

Execution Risks

Contract terminations or delays could harm our business.

We often provide products under contracts that contain detailed specifications, quality standards and other terms. If we are unable to perform in accordance with such terms, our customers might seek to terminate such contracts, demand price concessions or other financial consideration or downgrade our performance ratings or eligibility for new business. Moreover, many of our contracts are subject to termination for convenience or upon default. These provisions could provide only limited recoveries of certain incurred costs or profits on completed work and could impose liabilities for our customers’ costs in procuring undelivered items from another source. If any of our significant contracts were to be repudiated, terminated or not renewed, we could lose substantial revenues, and our operating results as well as prospects for future business opportunities could be adversely affected.

We are subject to various audits, reviews and investigations, including private party “whistleblower” lawsuits, relating to our compliance with federal and state laws. Should our business be charged with wrongdoing, or determined not to be a “presently responsible contractor,” we could be temporarily suspended or debarred from receiving new government-approved subcontracts.

We must operate more efficiently.

If we are unable to improve the cost, efficiency and yield of our operations, and if we are not able to control costs, our financial results could suffer and we could be forced to sell assets, take on additional debt at higher costs or take other measures to restructure our operations or capital structure. A number of major obstacles could include:

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

●	tariffs or trade restrictions imposed on imports or exports, particularly in the United States and Mexico;

●	our ability to comply with exportation and importation regulations with an expanding global market;

●	increased borrowing due to declines in sales;

●	changes in anticipated product mix and the associated variances in our profit margins;

●	the need to identify and eliminate our root causes of scrap;

●	our ability to achieve expected annual savings or other synergies from future business combinations;

●	inventory risks due to forecasting errors, shifts in market demand, the unanticipated loss of future business, or the obsolescence and/or price erosion of raw materials or component parts on hand; and

●	any inability to successfully manage growth, contraction or competitive pressures in our primary markets.

Our management or systems could be inadequate to support our existing or future operations. New customers or new contracts, particularly with new product offerings, could require us to invest in additional equipment or other capital expenditures which exceed our budgeted plans. We may have limited experience or expertise in installing or operating such equipment, which could negatively impact our ability to deliver products on time or with acceptable costs. In addition, a material portion of our manufacturing equipment requires significant ongoing maintenance to operate effectively, and we may experience maintenance and repair issues. Access to necessary supplies and component parts to support our equipment maintenance programs and repairs may not be available due to the age or complexity of the machinery and the timing or access to those supplies could impact our ability to meet production demands. The risk of technical failures, nonconformance with customer specifications, an inability to deliver next generation products or other quality concerns could materially impair our operating results. Similarly, expanding production for our energy-related products without effective process or quality controls could materially increase scrap rates and may impact the safety of our operating environment or expose our business to warranty risks and contractual violations.

Cyber security risks could negatively affect operations and result in increased costs.

Sypris Electronics, as a U.S. defense subcontractor, and our Company overall, face cyber security threats, threats to the physical security of our facilities and employees and terrorist or criminal acts, as well as the potential for business disruptions associated with information technology failures and natural disasters.

We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information, as do our customers, vendors, suppliers and subcontractors, including the threat of ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical events and other uncertainties, such as the conflict in Ukraine. Prior cyber attacks directed at us have not had a material impact on our financial results. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and often are not recognized until launched against a target, or even some time after. We may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable, and/or comply with applicable legal requirements. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Insider or employee cyber and security threats are also a significant concern for all companies, including ours.

Although we work cooperatively with our customers and our suppliers, subcontractors, vendors and other partners to seek to minimize the impacts of cyber threats, other security threats or business disruptions, we must rely on the safeguards put in place by those entities, and those safeguards might not be effective.

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

Access to Capital and Acquisitions Risks

Until we have returned to sustained levels of consistent profitability, our access to capital may be limited.

Until the Company is able to maintain consistent profitability, there can be no assurances that the Company will succeed in attracting new, acceptable sources of debt or equity capital. If we are unable to maintain profitability, we may need to use existing cash resources or other assets to fund operating losses. While we have borrowed from Gill Family Capital Management, Inc. (“GFCM”), an entity controlled by the Gill family which beneficially owns approximately 15.0% of our common stock, on acceptable terms in the past, there can be no assurances that such debt financing would be available in the future.

Potential inquiries into or audits of our Paycheck Protection Program loan, as well as the results of any such inquiries or audits, could have a significant adverse effect on us and our financial condition.

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

On November 24, 2020, the Company submitted an application for forgiveness of the entire amount due on the PPP Loan. On June 28, 2021, the Company received notice from BMO that BMO had received confirmation from the SBA that the application for forgiveness of the PPP Loan had been approved. If it is subsequently determined that it must be repaid, we may be required to use a substantial portion of our cash flows from operations or proceeds from the sale of our assets to pay interest and principal on the PPP Loan. Any such repayment of the PPP Loan will reduce the funds available to us for working capital and other corporate purposes and may limit our ability to obtain additional financing for working capital or divert funds that are otherwise necessary to run our business. We cannot assure that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely repayments on our indebtedness, or to fund our operations. Additionally, though we believe we are eligible recipients of the PPP Loan under the PPP and our use of PPP Loan proceeds has been in compliance with PPP rules and guidance, our receipt of the PPP Loan and the use of PPP Loan proceeds could result in negative publicity, or expose us to claims or potential liability under the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government, if it is determined that we were in fact not eligible to take the PPP Loan in the first instance.

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

As of December 31, 2021, we had collective bargaining agreements covering approximately 404 employees (all of which were in Sypris Technologies), or 59% of our total employees. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 29 employees expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees in Mexico represented approximately 55% of the Company’s workforce, or 375 employees at December 31, 2021. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers as well as maintain good relations with our employees and labor unions. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

A natural disaster could disrupt our operations, or our customers’ or suppliers’ operations and could adversely affect our results of operations and financial condition. Although we have plans designed to mitigate the impact of natural disasters on our operations, those plans may be insufficient, and any catastrophe may disrupt our ability to manufacture and deliver products to our customers, resulting in an adverse impact on our business and results of operations. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the COVID-19 pandemic has resulted in travel disruption, trade disruption and has affected many companies’ operations globally. Infections may continue to be widespread, including in the countries where we have operations, and travel restrictions may remain or worsen, all of which could lead to reduced demand for our products and services, disruptions in our supply chain, any of which could have a negative impact on our business and operating results. Under our self-insured employee health program, the costs associated with a large number of employees infected could significantly impact our results.

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

General Risks

We face various risks related to health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face a wide variety of risks related to health epidemics, pandemics and similar outbreaks, including COVID-19. Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government spending and requirements, regulatory challenges, inflationary pressures and market volatility. Efforts to combat COVID-19 have been complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally.

We have manufacturing operations in the U.S. and Mexico, and each of these countries has been materially affected by the COVID-19 pandemic. As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, reduction or suspension of customer demand, as well as decisions we have made to protect the health and safety of our employees and communities, we implemented work-from-home and social distancing policies to protect employees of our facilities globally, including short-term layoffs, during 2020. We may face other operational restrictions with respect to some or all of our locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, vaccine mandates, quarantine policies or social distancing measures.

We operate as part of the complex integrated global supply chains of our largest customers. As the COVID-19 pandemic dissipates at varying times and rates in different regions around the world, there could be a prolonged negative impact on these global supply chains. Our ability to continue operations at specific facilities will be impacted by the interdependencies of the various participants of these global supply chains, which are largely beyond our direct control. A prolonged shut down of these global supply chains would have a material adverse effect on our business, results of operations, cash flows and financial condition.

If our operations or the operations of our suppliers are restricted by government measures, we may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 pandemic. These cost increases may result in unfavorable changes in estimates which may not be fully recoverable or adequately covered by insurance.

If our suppliers have increased challenges with their workforce (including as a result of illness, absenteeism, reactions to health and safety or government requirements), facility closures, timely access to necessary components, materials and other supplies at reasonable prices, access to capital, and access to fundamental support services (such as shipping and transportation), they may be unable to provide the agreed-upon goods and services in a timely, compliant and cost-effective manner. We have incurred and may in the future incur additional costs and delays in our business resulting from the COVID-19 pandemic, including as a result of higher prices, schedule delays or the need to identify and develop alternative suppliers. In some instances, we may be unable to identify and develop alternative suppliers, incurring additional liabilities under our current contracts and hampering new ones. Our customers have experienced, and may continue to experience, disruptions in their operations and supply chains as a result of the COVID-19 pandemic, which can result in delayed, reduced, or canceled orders, or collection risks, and which may adversely affect our results of operations. Similarly, current, and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures or delays, and increased border controls, delays or closures, can also impact our ability to meet demand and could materially adversely affect us.

The spread of COVID-19 caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, which could have an adverse effect on our operations. Although we managed to continue most of our operations, the future course of the COVID-19 pandemic is uncertain and we cannot assure that this global pandemic, including its economic impact, will not have a material adverse impact on our business, financial position, results of operations and/or cash flows.

Risks associated with climate change and other environmental impacts, and increased focus and evolving views of our customers, shareholders and other stakeholders on climate change issues, could negatively affect our business and operations.

The effects of climate change create short and long-term financial risks to our business, both in the U.S. and Mexico. We have significant operations located in regions that have been, and may in the future be, exposed to significant weather events and other natural disasters. Climate related changes can increase variability in or otherwise impact natural disasters, including weather patterns, with the potential for increased frequency and severity of significant weather events (e.g., flooding, hurricanes and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g., drought, desertification, and/or poor water quality). We expect climate change will continue to affect our facilities, operations, employees and communities in the future, particularly our Sypris Electronics facility. Our suppliers are also subject to natural disasters that could affect their ability to deliver or perform under our contracts, including as a result of disruptions to their workforce and critical infrastructure. Disruptions also impact the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs.

Increased worldwide focus on climate change has led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change, including regulation of greenhouse gas emissions. New or more stringent laws and regulations related to greenhouse gas emissions and other climate change related concerns may adversely affect us, our suppliers and our customers. Some of our facilities are, for example, engaged in manufacturing processes that produce greenhouse gas emissions, including carbon dioxide, or rely on products from others that do so. New and evolving laws and regulations could mandate different or more restrictive standards, could require capital investments to transition to low carbon technologies, could adversely impact our ongoing operations, and could require changes on a more accelerated time frame. Our suppliers may face similar challenges and incur additional compliance costs that are passed on to us. These direct and indirect costs may adversely impact our results.

The market price for our common stock has been volatile.

The market price of our common stock has been subject to wide price fluctuations in the past and could be subject to fluctuations in the future, in response to various factors, many of which are beyond our control and may be unrelated to our financial condition, operating performance, prospects or other indicators of value. These factors may include technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as it may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock, fractional share trading and other technical trading factors or strategies.

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

Location	Segment (Market Served)	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:
Louisville, Kentucky		Lease (2024)	13,800
Manufacturing Facilities:
Louisville, Kentucky	Sypris Technologies (Oil & Gas Pipeline Components)	Own	57,000	ISO 9001
Tampa, Florida	Sypris Electronics (Aerospace & Defense Electronics)	Lease (2027)	50,000	ISO 9001 AS 9100 NASA-STD-8739 IPC-A-610, Class 3 J-STD-001, Class 3 NADCAP accredited
Toluca, Mexico	Sypris Technologies (Truck Components and Oil & Gas Pipeline Components)	Lease (2026)	215,000	TS 16949 ASME Certified Clean Industry Certified

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at various of our facilities.

Certification/Specification	Description

AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

ASME Certified	Performance criteria determined by the American Society of Mechanical Engineers.

Clean Industry Certified	Mexican Environmental Protection Agency sponsored voluntary regulatory program for pollution control.

IPC-A-610	A certification process for electronics assembly manufacturing which describes materials, methods and verification criteria for producing high quality electronic products. Class 3 specifically includes high performance or performance-on-demand products where equipment downtime cannot be tolerated, end-use environment may be uncommonly harsh, and the equipment must function when required.

J-STD-001	A family of voluntary standards of industry-accepted workmanship criteria for electronic assemblies.

ISO 9001	A certification process comprised of quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products.

Certification/Specification	Description

NADCAP accredited	The National Aerospace and Defense Contractors Accreditation Program is a global cooperative accreditation program for aerospace engineering, defense and related industries.

NASA-STD-8739	A specification for space programs designated by the National Aeronautics and Space Administration.

TS 16949	A quality certification system developed within the automotive sector. Using ISO 9001:2000 as its foundation, ISO/TS 16949:2002 specifies the quality management system (QMS) requirements for the design, development, production, installation and servicing of automotive related products.

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

The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the final disposition of such matters will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.

The information set forth in Note 15 to the consolidated financial statements in this Annual Report on Form 10-K is incorporated by reference into this Item 3.

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

As of March 10, 2022, there were 584 holders of record of our common stock. No cash dividends were declared during 2021 or 2020.

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. We do not anticipate paying dividends in 2022.

There were no shares of common stock repurchased during the three months ended December 31, 2021.

Item 6.       [Reserved]

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption and has and may continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the continued impact and duration of the COVID-19 pandemic. In the two years since the outbreak, the pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, and market volatility. The Company has continued to operate at each location and sought to remain compliant with government regulations imposed due to the COVID-19 pandemic.

The Company began to experience lower revenue late in the first quarter of 2020 due to the COVID-19 pandemic, followed by a more significant impact in the second quarter of 2020, especially within the Sypris Technologies segment. Towards the end of the second quarter of 2020, some state and local jurisdictions started to lift mandatory stay-at-home or shelter-in-place orders and gradually started to ease restrictions.

Over the course of 2021, COVID-19 case rates and the health and economic impacts of the pandemic fluctuated dramatically in different communities in the U.S. and globally, particularly with the spread of new variants. We continued to see a prolonged impact on the economy, our industries, and our company, with increased challenges for customers and suppliers, labor shortages, supply chain challenges, and increasing inflation, among other impacts. We expect these and other impacts to continue and they could worsen, depending on the future course of the pandemic and actions taken in connection with it.

While the COVID-19 pandemic negatively impacted the Company’s results of operations, cash flows and financial position in 2020 and 2021, management implemented actions to mitigate the financial impact, to protect the health of its employees and to comply with government regulations at each of our locations.

We implemented modifications beginning in the second quarter of 2020 to preserve adequate liquidity and ensure that our business continued to operate during this uncertain time. With respect to liquidity, we evaluated and took actions to reduce costs and spending across our organization. This included reducing hiring activities, reducing compensation of our Chairman, President and CEO, certain other senior leadership and corporate personnel and our Board of Directors, and limiting discretionary spending. In addition, under the CARES Act, we deferred certain payroll taxes into future years. We also reduced spending on capital investment projects in 2020 and managed working capital to preserve liquidity during this crisis. In addition to these activities, during the second quarter of 2020, the Company secured a $3.6 million term loan with BMO, pursuant to the PPP under the CARES Act. Proceeds from the PPP Loan have been used to retain workers and maintain payroll and make lease and utility payments. On June 28, 2021, the Company received notice from BMO that our application for forgiveness of the PPP Loan had been approved. The loan forgiveness request in the amount of $3.6 million was applied to the Company’s entire outstanding PPP Loan balance with BMO. During the year ended December 31, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $3.6 million.

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

Sypris Technologies Outlook

Demand in the North American Class 4-8 commercial vehicle market began to recover in the second half of 2020 following an anticipated market decline in the first half of 2020 that was deepened by the impact of the COVID-19 pandemic. Market conditions have improved since then and have remained favorable through 2021 for commercial vehicles in addition to the automotive, sport utility vehicle and off-highway markets served by Sypris Technologies. The outlook for 2022 for the commercial vehicle market indicates stronger demand with production expected to be up 12% over 2021 due to an anticipated improving economic outlook and cyclical growth. Additionally, we believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as demand for our products in these markets has experienced less volatility since 2020 than the Class 8 commercial vehicle market.

Reduced travel, business closures, and other economic impacts related to the COVID-19 pandemic suppressed near-term oil and natural gas demand, which has adversely impacted the oil and gas markets served by our Tube Turns® brand of engineered product lines. This is causing major pipeline developers to significantly scale back near-term capital investments in new pipeline infrastructure. This has resulted in reduced demand for our products for the oil and gas markets during the second half of 2020 and into 2021. As commodity prices improve and activity increases, we currently expect customer demand to increase in 2022 compared to 2021. However, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations.

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

The majority of the government aerospace and defense programs that we support require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to focus on our supply chain to attempt to mitigate the impact of supply component shortages on our business. While the COVID-19 outbreak did not have a material impact on our supply chain in 2020 or the first half of 2021, electronic component shortages impacted our second half of 2021 results and may continue to be a challenge during 2022. We may not be successful in addressing these shortages and other supply chain issues.

During 2020 and 2021, we announced new program awards for Sypris Electronics, with certain programs continuing into 2023. In addition to contract awards from DoD prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts related to the communication and navigation markets, which align with our advanced capabilities for delivering products for complex, high cost of failure platforms.

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

However, the U.S. Government has not yet enacted an annual budget for FY 2022. To avert a government shutdown, on September 30, 2021, a continuing resolution funding measure was enacted to finance all U.S. Government activities through December 3, 2021. The continuing resolution was further extended through March 15, 2022. Under the continuing resolution, partial-year funding at amounts consistent with appropriated levels for FY 2021 are available, subject to certain restrictions, but new spending initiatives are not authorized. Importantly, our key programs continue to be supported and funded despite the continuing resolution financing mechanism. However, during periods covered by continuing resolutions or in the event of a government shutdown, we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations. In the coming months, Congress will need to approve or revise the President’s FY 2022 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2022 budget to become law and complete the budget process.

In addition to the FY 2022 budget, the U.S. Government continues to face a variety of fiscal and monetary policy issues, including rising debt levels. The legal limit on U.S. debt, commonly known as the debt ceiling, was reinstated on August 1, 2021, after a two-year suspension. In October 2021, the statutory debt limit was increased by $480 billion and, in December 2021, was further increased by $2.5 trillion, which is currently expected to allow the Treasury Department to finance the government into 2023. If the debt ceiling is not raised further, the U.S. Government may not be able to pay for expenditures or fulfill its funding obligations and there could be significant disruption to all discretionary programs, including discretionary programs in which we participate.

It remains uncertain when the government will approve FY 2022 appropriations and what government programs will be funded and at what levels. We expect to compete for follow-on business opportunities as a subcontractor on future builds of several existing government programs. However, the federal budget and debt ceiling are expected to continue to be the subject of considerable uncertainty and the impact on demand for our products and services and our business are difficult to predict.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the amounts reported. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. We believe the following critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition for Sypris Technologies, including cost of sales; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that involve a significant level of estimation uncertainty. The following discussion of accounting estimates is intended to supplement the Summary of Significant Accounting Policies presented as Note 1 to our consolidated financial statements in Item 8.

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

For contracts where Sypris Electronics serves as a subcontractor for aerospace and defense companies under federally funded programs, we generally recognize revenue over time as we perform due to the continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contracts that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Because control is transferred over time, revenue and gross profit is recognized based on the extent of progress towards completion of the performance obligation. We use labor hours incurred as a measure of progress for these contracts because it best depicts the Company’s performance of the obligation to the customer, which occurs as we incur labor on our contracts. Under this measure of progress, the extent of progress towards completion is measured based on the ratio of labor hours incurred to date to the total estimated labor hours at completion of the performance obligation.

Long-lived asset impairment. We perform periodic impairment analysis on our long-lived amortizable assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operations are unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review. The Company did not have any long-lived assets measured at fair value on a nonrecurring basis as of December 31, 2021 or 2020.

Pension Plan Funded Status. Our U.S. defined benefit pension plans are closed to new entrants and an insignificant amount of service-related cost was recorded in 2021 related to a small number of participants who are still accruing benefits in the Louisville Hourly and Salaried Plans. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Plan liabilities at December 31, 2021 are based upon a discount rate of 2.70% which reflects the Above Mean Mercer Yield Curve rate as of December 31, 2021 rounded to the nearest 5th basis point. Declining discount rates increase the present value of future pension obligations; a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $0.7 million. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of 1.80% for the Louisville Hourly Plan, 2.95% for the Marion Plan and 2.60% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2021 was appropriate. A change in the assumed rate of return on plan assets of 100 basis points would result in a $0.3 million change in the estimated 2021 pension expense.

At December 31, 2021, we have $11.2 million of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated Other Comprehensive Income and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants.

Based on the current funded status of our U.S. plans, we expect to contribute approximately $0.1 million during 2022, which represents the minimum funding amounts required by federal law.

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

Stock-based Compensation. We account for stock-based compensation in accordance with the fair value recognition provisions using the Black-Scholes option-pricing method, which requires the input of several subjective assumptions. The Company uses historical Company and industry data to estimate the expected price volatility. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, the Company uses the simplified method to estimate the expected term. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The dividend yield is assumed to be zero as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Forfeitures are recorded as they occur. Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and consequently, the related expense recognized in the consolidated statements of operations.

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

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, ASC 740 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment is largely dependent upon projected near-term profitability including the effects of tax planning. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on its current forecast, the Company believes it will have sufficient future taxable income to realize the deferred tax assets recorded by its Mexican subsidiary. Therefore, the Company reversed its valuation allowance recorded in prior years against certain Mexican net deferred tax assets and recognized an income tax benefit of $3.7 million during the year ended December 31, 2020.

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

Results of Operations

We operate in two segments, Sypris Technologies and Sypris Electronics. The table presented below compares our segment and consolidated results of operations from 2021 to 2020. The table presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended December 31,		Year Over Year Change	Year Over Year Percentage Change	Results as Percentage of Net Revenue for the Year Ended December 31,
			Favorable	Favorable
	2021	2020	(Unfavorable)	(Unfavorable)	2021	2020
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$61,737	45,321	$16,416	36.2%	63.4%	55.0%
Sypris Electronics	35,697	37,025	(1,328)	(3.6)	36.6	45.0
Total net revenue	97,434	82,346	15,088	18.3	100.0	100.0

Cost of sales:
Sypris Technologies	53,622	39,157	(14,465)	(36.9)	86.9	86.4
Sypris Electronics	29,306	31,137	1,831	5.9	82.1	84.1
Total cost of sales	82,928	70,294	(12,634)	(18.0)	85.1	85.4

Gross profit:
Sypris Technologies	8,115	6,164	1,951	31.7	13.1	13.6
Sypris Electronics	6,391	5,888	503	8.5	17.9	15.9
Total gross profit	14,506	12,052	2,454	20.4	14.9	14.6

Selling, general and administrative	12,596	11,962	(634)	(5.3)	12.9	14.5

Operating income	1,910	90	1,820	2,022	2.0	0.1

Interest expense, net	868	838	(30)	(3.6)	0.9	1.0
Other expense, net	645	544	(101)	(18.6)	0.7	0.7
Forgiveness of PPP Loan and related interest	(3,599)	0	3,599	NM	(3.7)	0.0

Income (loss) before income taxes	3,996	(1,292)	5,288	NM	4.1	(1.6)

Income tax expense (benefit), net	1,073	(2,960)	(4,033)	NM	1.1	(3.6)

Net income	$2,923	$1,668	1,255	75.2	3.0%	2.0%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies increased $16.4 million from the prior year to $61.7 million in 2021 primarily as a result of the rebound in the commercial vehicle market from the impact of the COVID-19 pandemic experienced during 2020. The net revenue increase for the year ended December 31, 2021 was primarily attributable to increased sales volumes of $14.3 million attributable to the commercial vehicle market and $2.6 million from the automotive, sport utility vehicle and off-highway markets partially offset by decreased energy related product sales of $0.5 million. Revenue for Sypris Technologies is expected to increase in 2022, primarily attributable to the expected improvement in the commercial vehicle market.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics decreased $1.3 million to $35.7 million in 2021. The decrease in revenue for the year ended December 31, 2021 was primarily related to the completion of a program during the prior year. The follow-on to this program has been awarded and shipments resumed during the fourth quarter of 2021. Certain programs have also been impacted by material availability as receipts of a limited number of specific parts necessary to complete the build of the products were delayed or, in other instances, required us to resource and obtain alternative parts or use alternative suppliers. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the 2022, but revenue could continue to be impacted by material availability.

Gross Profit. Sypris Technologies’ gross profit increased $2.0 million to $8.1 million in 2021 as compared to $6.2 million in the prior year. The net increase in volumes contributed to an increase in gross profit of $5.7 million for the year ended December 31, 2021 from the prior year. Partially offsetting this increase were inflationary cost increases, unfavorable product mix, increased operating supply spend, additional equipment maintenance expenses in support of the increase in revenue in 2021 and expected growth in 2022 and unfavorable labor productivity experienced in the first quarter of 2021 as new production workers were being trained and ongoing labor challenges associated with the COVID19 pandemic.

Sypris Electronics’ gross profit increased $0.5 million to $6.4 million as compared to $5.9 million in the prior year. The increase in gross profit for the year ended December 31, 2021 was primarily the result of a favorable revenue mix during the year. Sypris Electronics secured favorable pricing from a customer on certain units shipped during 2021 on one of its multi-year programs. Additionally, a price increase was enacted during 2021 on another key multi-year program that will continue into 2022. Sypris Electronics also completed a program during 2021 that had component yield issues during the production phase of the program that negatively impacted margins.

Selling, General and Administrative. Selling, general and administrative expense increased $0.6 million to $12.6 million in 2021 as compared to $12.0 million in 2020. The increase in selling general and administrative expense for the year ended December 31, 2021 was primarily the result of higher employee medical insurance claim expense and an increase in headcount to support the increase in volumes for Sypris Technologies. Selling, general and administrative expense decreased as a percentage of revenue to 12.9% for the year ended December 31, 2021 from 14.5% for the year ended December 31, 2020.

Other Expense, Net. Other expense, net, was $0.6 million in 2021 as compared to $0.5 million for 2020. During the year ended December 31, 2021, the Company recognized pension expense of $0.6 million. Foreign currency related expenses were not material for the year ended December 31, 2021.

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

Forgiveness of PPP Loan and related interest.  On June 28, 2021, the Company received notice from BMO that BMO had received confirmation from the SBA that the application for forgiveness of the PPP Loan had been approved. The loan forgiveness request in the amount of $3.6 million was applied to the Company’s entire outstanding PPP Loan balance with BMO. During the year ended December 31, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $3.6 million.

Income Taxes. The 2021 income tax provision consists of current tax expense of $0.1 million and deferred tax expense of $1.0 million. The 2020 income tax provision consists of current tax expense of $0.1 million and a deferred tax benefit of $3.1 million. The current tax expense in 2021 and 2020 includes taxes paid by our Mexican subsidiary and domestic state income taxes and adjustments. The 2020 deferred tax benefit includes a $3.7 million benefit from the change in the valuation allowance for our Mexican subsidiary, partially offset by net changes in the foreign deferred tax assets during the year.

Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on its current forecast, the Company believes it will have sufficient future taxable income to realize the deferred tax assets recorded by its Mexican subsidiary. Therefore, the Company reversed its valuation allowance recorded in prior years against certain Mexican net deferred tax assets and recognized an income tax benefit of $3.7 million during the year ended December 31, 2020.

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

On June 28, 2021, the Company received notice from BMO that BMO had received confirmation from the SBA that the application for forgiveness of the PPP Loan had been approved. The loan forgiveness request in the amount of $3.6 million was applied to the Company’s entire outstanding PPP Loan balance with BMO. During the year ended December 31, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $3.6 million.

Cash Balance. At December 31, 2021, we had approximately $11.6 million of cash and cash equivalents, of which $5.5 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as capital expenditures, for at least the next 12 months and beyond. Significant changes from our current forecasts, including, but not limited to: (i) meaningful shortfalls in our projected revenues, (ii) unexpected costs or expenses, and/or (iii) operating difficulties which cause unexpected delays in scheduled shipments, could require us to seek additional funding or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

Material Cash Requirements

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of December 31, 2021 and 2020 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of December 31, 2021, our principal commitment under the Note was $2.5 million due on April 1, 2023, $2.0 million on April 1, 2024 and the balance on April 1, 2026. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2023 and 2024. During the first quarter of 2020, the Company provided notice to GFCM of its intention to elect to defer the specified portion of the interest payments due beginning on April 6, 2020. All accrued but unpaid interest was paid on January 4, 2021.

During the fourth quarter of 2021, the Company amended its secured promissory note obligation with GFCM to: (i) extend the maturity dates by one year for $2.5 million of the obligation from April 1, 2022 to April 1, 2023; and (ii) extend the allowance for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2023 and 2024. All other terms of the Note, as amended, remain in place. The Note provides for a first security interest in substantially all of the Company’s assets, including those in Mexico (see Note 12 to the consolidated financial statements in this Annual Report on Form 10-K).

Finance Lease Obligations. As of December 31, 2021, the Company had $4.5 million outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2025 and a weighted average interest rate of 8.5%.

Equipment Financing Obligations. As of December, 2021, the Company had $1.2 million outstanding under equipment financing facilities, with effective interest rates ranging from 4.4% to 8.1% and payments due through 2026.

Purchase Commitments. We had purchase commitments totaling approximately $14.7 million at December 31, 2021, primarily for inventory.

Cash Flows from Operating, Investing and Financing Activities

Operating Activities. Net cash provided by operating activities was $4.2 million in 2021, as compared to $3.6 million in 2020. The aggregate increase in accounts receivable in 2021 resulted in a usage of cash of $1.3 million as a result of the increase in revenue for Sypris Technologies and an early payment by a customer at the end of 2020. The increase in inventory in 2021 resulted in a usage of cash of $14.0 million. The increase in inventory is primarily in support of new programs for Sypris Electronics which are expected to drive increased revenue in 2022. Sypris Electronics received prepayments from customers to fund the majority of the increase in inventory during 2021. The customer prepayments to fund the purchase of specific program inventory are recognized as contract liabilities and are the primary component of the increase in accrued and other liabilities that provided a source of cash of $11.1 million during 2021. The increased inventory buy also contributed to an increase in accounts payable, providing a source of cash of $5.3 million in 2021.

Investing Activities. Net cash used in investing activities was $2.8 million in 2021 as compared to net cash provided of $0.4 million in 2020. Net cash used in investing activities for the year ended December, 31, 2021 was comprised of capital expenditures of $2.8 million.

Net cash provided by investing activities for the year ended December, 31, 2020 includes proceeds of $2.0 million from the sale of idle assets by Sypris Technologies during the period partially offset by capital expenditures of $1.5 million.

Financing Activities. Net cash used in financing activities was $1.3 million in 2021 as compared to net cash provided of $2.7 million in 2020. Net cash used in financing activities in 2021 included principal payments on finance lease and equipment financing obligations of $0.7 million and payments of $0.6 million for minimum statutory tax withholdings on stock-based compensation. Net cash provided by financing activities in 2020 included proceeds of $3.6 million under the PPP Loan, as described above, partially offset by finance lease payments of $0.7 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

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

Item 8.      Financial Statements and Supplementary Data

SYPRIS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Sypris Solutions, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Net revenue and gross profit recognized over time

As more fully described in Notes 1 and 3 to the financial statements, for contracts where the Company serves as a contractor for aerospace and defense companies under federally funded program, revenue and gross profit is recognized over time due to the continuous transfer of control to the customer based upon the extent of progress towards completion of the performance obligation. The Company uses labor hours incurred as the measure of progress as it best depicts the Company’s performance of the obligation to the customer. Under this measure of progress, the extent of progress towards completion is measured based on the ratio of labor hours incurred to date to the total estimated labor hours to complete the performance obligation. Revenue and gross profit are recognized based on the extent of progress towards completion of the performance obligation.

We identified auditing the revenue and gross profit recognized over time as a critical audit matter due to the significant audit effort involved in auditing the percentage of completion calculation. Our audit procedures related to revenue and gross profit recognized over time included the following substantive testing procedures:

-	Evaluated whether the recognition of revenue and gross profit over time was appropriate based on the terms and conditions of each tested contract.

-

Tested management’s determination of the performance obligation transaction price and gross profit in management’s calculation by comparing items to revenue and gross profit recognized on similar items that were sold during the year.

-

Tested completeness of the inventory on contracts for which revenue and gross profit is being recognized over time by agreeing the inventory in management’s calculation to the underlying inventory listing.

-	Evaluated the percentage of completion based upon labor hours incurred to the ratio of total estimated labor hours at completion by:

o

Assessing, during our physical inventory observation, the stage of completion and recalculating the labor hours incurred to date by comparing inventory items throughout the stages of completion and agreeing those items back to the inventory listing.

o	Performing manufactured inventory cost testing to test the total labor hours incurred on a finished good product.

o	Testing the mathematical accuracy of management’s calculation of revenue and gross profit recognized during the period for the performance obligations.

/s/ Crowe LLP

We have served as the Company’s auditor since 2014.

Louisville, Kentucky

March 17, 2022

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year ended December 31,
	2021	2020

Net revenue	$97,434	$82,346
Cost of sales	82,928	70,294

Gross profit	14,506	12,052

Selling, general and administrative	12,596	11,962

Operating income	1,910	90

Interest expense, net	868	838
Other expense, net	645	544
Forgiveness of PPP Loan and related interest	(3,599)	0

Income (loss) before income taxes	3,996	(1,292)

Income tax expense (benefit), net	1,073	(2,960)

Net income	$2,923	$1,668

Income per common share:
Basic	$0.14	$0.08
Diluted	$0.13	$0.08

Cash dividends per common share	$0.00	$0.00

Weighted average shares outstanding:
Basic	21,585	21,084
Diluted	23,001	21,086

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2021	2020

Net income	$2,923	$1,668

Other comprehensive income (loss):	(593)	(224)
Foreign currency translation adjustments, net of tax expense	2,297	(423)
Employee benefit related, net of tax expense	1,704	(647)
Other comprehensive income (loss)	$4,627	$1,021
Comprehensive income

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$11,620	$11,606
Accounts receivable, net	8,467	7,234
Inventory, net	30,100	16,236
Other current assets	5,868	4,360
Total current assets	56,055	39,436
Property, plant and equipment, net	14,140	10,161
Operating lease right-of-use assets	5,140	6,103
Other assets	4,170	5,008
Total assets	$79,505	$60,708
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,962	$6,734
Accrued liabilities	19,646	11,969
Operating lease liabilities, current portion	1,063	965
Finance lease obligations, current portion	983	393
Equipment financing obligations, current portion	336	0
Note payable – PPP Loan, current portion	0	1,186
Total current liabilities	33,990	21,247
Operating lease obligations, net of current portion	4,878	5,941
Finance lease obligations, net of current portion	3,469	1,927
Equipment financing obligations, net of current portion	868	0
Note payable – related party	6,484	6,477
Note payable – PPP Loan, net of current portion	0	2,372
Other liabilities	10,530	7,969

Total liabilities	60,219	45,933

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 21,864,743 shares issued and 21,864,724 outstanding in 2021 and 21,302,194 shares issued and 21,300,958 outstanding in 2020	218	213
Additional paid-in capital	154,904	155,025
Accumulated deficit	(112,842)	(115,765)
Accumulated other comprehensive loss	(22,994)	(24,698)
Treasury stock, 19 and 1,236 shares in 2021 and 2020, respectively	0	0
Total stockholders’ equity	19,286	14,775
Total liabilities and stockholders’ equity	$79,505	$60,708

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$2,923	$1,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,646	2,503
Forgiveness of PPP Loan and related interest	(3,599)	0
Deferred income taxes	1,015	(3,070)
Non-cash compensation	491	426
Deferred loan costs amortized	7	14
Net gain on disposal or abandonment of assets	11	(236)
Provision for excess and obsolete inventory	162	222
Non-cash lease expense	963	911
Other noncash items	150	(1)
Contributions to pension plans	(297)	(862)
Changes in operating assets and liabilities:
Accounts receivable	(1,265)	214
Inventory	(13,978)	4,230
Prepaid expenses and other assets	(1,314)	(204)
Accounts payable	5,268	(2,591)
Accrued and other liabilities	11,055	424

Net cash provided by operating activities	4,238	3,648

Cash flows from investing activities:
Capital expenditures	(2,824)	(1,542)
Proceeds from sale of assets	10	1,969

Net cash (used in) provided by investing activities	(2,814)	427

Cash flows from financing activities:
Principal payments on finance lease obligations	(499)	(715)
Principal payments on equipment financing obligations	(176)	0
Proceeds from Paycheck Protection Program loan	0	3,558
Indirect repurchase of shares for minimum statutory tax withholdings	(607)	(103)

Net cash (used in) provided by financing activities	(1,282)	2,740

Effect of exchange rate changes on cash balances	(128)	(304)

Net increase in cash and cash equivalents	14	6,511

Cash and cash equivalents at beginning of year	11,606	5,095

Cash and cash equivalents at end of year	11,620	11,606

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Fixed assets obtained in exchange for finance lease and equipment financing obligations	$4,012	$0

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2020 balance	21,298,426	$213	$154,702	$(117,433)	$(24,051)	$0

Net income	0	0	0	1,668	0	0
Employee benefit related, net of tax	0	0	0	0	(423)	0
Foreign currency translation adjustment, net of tax	0	0	0	0	(224)	0
Noncash compensation	70,000	0	426	0	0	0
Exercise of stock options	14,956	0	(4)	0	0	0
Retire treasury stock	(82,424)	0	(99)	0	0	0

December 31, 2020 balance	21,300,958	$213	$155,025	$(115,765)	$(24,698)	$0

Net income	0	0	0	2,923	0	0
Employee benefit related, net of tax	0	0	0	0	2,297	0
Foreign currency translation adjustment, net of tax	0	0	0	0	(593)	0
Restricted common stock grant	197,500	2	(2)	0	0	0
Noncash compensation	52,500	0	491	0	0	0
Exercise of stock options	313,766	3	(610)	0	0	0
Retire treasury stock	0	0	0	0	0	0

December 31, 2021 balance	21,864,724	$218	$154,904	$(112,842)	$(22,994)	$0

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Cloud Computing Arrangements

The Company capitalizes implementation costs incurred in cloud computing (i.e., hosting arrangements) during the application development phase and depreciates the costs over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised or for which the exercise is controlled by the service provider. The Company classifies the amortization of capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting service (i.e., operating and SG&A expense) and classifies the related payments in the statement of cash flows in the same manner as payments made for fees associated with the hosting service (i.e. cash flows from operating activities). In addition, the capitalization of implementation costs is reflected in the balance sheet consistent with the location of prepayment of fees for the hosting element (i.e., within prepaid expenses and other current assets). As of December 31, 2021 and 2020, the Company had $89,000 and $60,000 recorded in prepaid expenses and other current assets in the consolidated balance sheets. Amortization expense for the years ended December 31, 2021 and 2020 was not material.

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

For contracts where Sypris Electronics serves as a contractor for aerospace and defense companies under federally funded programs, we generally recognize revenue over time as we perform due to the continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contracts that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Because control is transferred over time, revenue and gross profit is recognized based on the extent of progress towards completion of the performance obligation. We use labor hours incurred as a measure of progress for these contracts because it best depicts the Company’s performance of the obligation to the customer, which occurs as we incur labor on our contracts. Under this measure of progress, the extent of progress towards completion is measured based on the ratio of labor hours incurred to date to the total estimated labor hours at completion of the performance obligation.

Allowance for Doubtful Accounts

An allowance for uncollectible trade receivables is recorded when accounts are deemed uncollectible based on consideration of write-off history, aging analysis, and any specific, known troubled accounts.

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2021 and 2020, was $659,000 and $638,000, respectively. The Company’s warranty expense for the years ended December 31, 2021 and 2020 was $252,000 and $294,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 50% of accounts receivable outstanding at December 31, 2021 is due from three customers. More specifically, Detroit Diesel, ADI and SubCom, comprise 25%, 13% and 11%, respectively, of December 31, 2021 outstanding accounts receivable. Approximately 53% of accounts receivable outstanding at December 31, 2020 is due from four customers. More specifically, Sistemas, Detroit Diesel, CECO Peerless and Tremec comprise 17%, 14%, 11% and 11%, respectively, of December 31, 2020 outstanding accounts receivable. No other single customer accounted for more than 10% of the Company’s total accounts receivable as of December 31, 2021 or 2020.

The Company’s largest customers for the year ended December 31, 2021 were Sistemas, Detroit Diesel and Northrop Grumman, which represented approximately 21%, 18% and 16%, respectively, of the Company’s total net revenue. Detroit Diesel and Sistemas are both customers within the Sypris Technologies segment and Northrop Grumman is a customer within the Sypris Electronics segment. Northrop Grumman, Sistemas, and Detroit Diesel, were the Company’s largest customers for the year ended December 31, 2020, which represented approximately 22%, 14% and 12%, respectively, of the Company’s total net revenue. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2021 or 2020.

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

Collective Bargaining Agreements

Approximately 404, or 59% of the Company’s employees, all within Sypris Technologies, were covered by collective bargaining agreements at December 31, 2021. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 29 employees expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees represented approximately 55% of the Company’s workforce, or 375 employees as of December 31, 2021.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments, new guidance for the accounting for credit losses on certain financial instruments. This guidance introduces a new approach to estimating credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for smaller reporting entities for fiscal years beginning after December 15, 2022, including interim periods within the year of adoption. This guidance, which the Company will adopt effective January 1, 2023, will not have a material impact on our consolidated financial statements.

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

Reclassifications

Certain amounts in the Company’s 2020 consolidated financial statements have been reclassified to conform to the 2021 presentation, which had no impact to the previously reported net income and stockholder’s equity.

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

Some leases may require variable lease payments based on factors specific to the individual agreements. Variable lease payments for which we are typically responsible include real estate taxes, insurance and common area maintenance expenses based on the Company’s pro-rata share, which are excluded from the measurement of the lease liability. Additionally, one of the Company’s real estate leases has lease payments that adjust based on annual changes in the Consumer Price Index (“CPI”). The leases that are dependent upon CPI are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Incremental payments due to changes in the index are treated as variable lease costs and expensed as incurred.

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of December 31, 2021, total right-of-use assets and operating lease liabilities were approximately $5,140,000 and $5,941,000, respectively. As of December 31, 2020, total right-of-use assets and operating lease liabilities were approximately $6,103,000 and $6,906,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the year ended December 31, 2021 and 2020.

The following table presents information related to lease expense for the year ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Finance lease expense
Amortization expense	$422	$425
Interest expense	230	261
Operating lease expense	1,406	1,406
Variable lease expense	315	317
Total lease expense	$2,373	$2,409

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents supplemental cash flow information related to leases (in thousands):

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,532	$1,363
Operating cash flows from finance leases	230	261
Financing cash flows from finance leases	499	715

The annual future minimum lease payments as of December 31, 2021 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,492	$1,315
12 to 24 months	1,509	1,315
24 to 36 months	1,318	1,238
36 to 48 months	1,231	1,173
48 to 60 months	858	262
Thereafter	842	0
Total lease payments	7,250	5,303
Less imputed interest	(1,309)	(851)
Total	$5,941	$4,452

The following table presents certain information related to lease terms and discount rates for leases as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Weighted-average remaining lease term (years):
Operating leases	5.3	6.2
Finance leases	4.0	4.9

Weighted-average discount rate (percentage):
Operating leases	8.0	8.0
Finance leases	8.5	10.2

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

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For contracts where Sypris Electronics serves as a contractor for aerospace and defense companies under federally funded programs, we generally recognize revenue over time as we perform because of continuous transfer of control to the customer.  This continuous transfer of control to the customer is supported by clauses in the contracts that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process.  Because control is transferred over time, revenue and gross profit is recognized based on the extent of progress towards completion of the performance obligation.  We use labor hours incurred as a measure of progress for these contracts because it best depicts the Company’s performance of the obligation to the customer, which occurs as we incur labor on our contracts.  Under this measure of progress, the extent of progress towards completion is measured based on the ratio of labor hours incurred to date to the total estimated labor hours at completion of the performance obligation.

Many of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $44,602,000 of remaining performance obligations as of December 31, 2021, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 66% of our remaining performance obligations as revenue in 2022 and the balance in 2023.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Sypris Technologies – transferred point in time	$61,737	$45,321
Sypris Electronics – transferred point in time	7,232	6,550
Sypris Electronics – transferred over time	28,465	30,475
Net revenue	$97,434	$82,346

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of December 31, 2021 and 2020 were $1,913,000 and $1,240,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of December 31, 2021, the contract liabilities balance was $19,888,000, of which $15,013,000 was included within accrued liabilities and $4,875,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2020, the contract liabilities balance was $7,339,000, of which $6,816,000 was included within accrued liabilities and $523,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $6,400,000 and $7,619,000 during the years ended December 31, 2021 and 2020, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

(4)         Other Expense, Net

The Company recognized other expense of $645,000 during the year ended December 31, 2021. During the year ended December 31, 2021, the Company recognized pension expense of $614,000. Foreign currency related expenses were not material for the year ended December 31, 2021.

The Company recognized other expense of $544,000 during the year ended December 31, 2020. During the year ended, December 31, 2020, the Company completed the sale of the Company’s Louisville, Kentucky automotive and commercial vehicle manufacturing plant (the “Broadway Plant”) real estate for $1,700,000 and other idle assets for $268,000 and recognized net gains of $813,000. The $813,000 gain on disposal was offset by a loss on the abandonment of assets of $577,000 and pension expense of $728,000, which were all within the Sypris Technologies segment. Foreign currency related expenses were not material for the year ended December 31, 2020.

(5)         Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2021	2020
Commercial	$8,529	$7,264
Allowance for doubtful accounts	(62)	(30)
Accounts receivable, net	$8,467	$7,234

(6)         Inventory

Inventory consists of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$23,694	$11,118
Work in process	6,702	6,210
Finished goods	1,497	762
Reserve for excess and obsolete inventory	(1,793)	(1,854)
Inventory, net	$30,100	$16,236

(7)         Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$1,343	$911
Contract assets	1,913	1,240
Other	2,612	2,209
Other current assets	$5,868	$4,360

Included in other current assets are income and VAT taxes refundable, assets held for sale, tools, spare parts and other items, none of which exceed 5% of total current assets.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(8)         Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2021	2020
Land and land improvements	$43	$43
Buildings and building improvements	7,863	7,747
Machinery, equipment, furniture and fixtures	61,050	55,620
Construction in progress	858	609
	69,814	64,019
Accumulated depreciation	(55,674)	(53,858)
Property plant and equipment, net	$14,140	$10,161

Depreciation expense, including amortization of assets recorded under finance leases, totaled approximately $2,646,000 and $2,503,000 for the years ended December 31, 2021 and 2020, respectively. Capital expenditures included in accounts payable or accrued liabilities were not material at December 31, 2021 and 2020, respectively.

Included within property, plant and equipment were assets under finance leases as follows (in thousands):

	December 31,
	2021	2020
Buildings and building improvements	$2,864	$2,955
Machinery, equipment, furniture and fixtures	3,048	269
	5,912	3,224
Accumulated depreciation	(1,896)	(1,522)
Net	$4,016	$1,702

(9)         Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2021	2020
Long term spare parts	$455	$494
Long term deposits	280	286
Pension asset	595	380
Deferred tax asset, net	2,548	3,604
Other	292	244
Other assets	$4,170	$5,008

(10)         Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Salaries, wages, employment taxes and withholdings	$1,548	$1,353
Employee benefit plans	861	1,216
Accrued professional fees	697	695
Income, property and other taxes	176	253
Contract liabilities – short term	15,013	6,816
Deferred gain from sale-leaseback	286	296
Other	1,065	1,340
Accrued liabilities	$19,646	$11,969

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest, and other items, none of which exceed 5% of total current liabilities.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(11)         Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Noncurrent pension liability	$4,647	$5,730
Deferred gain from sale leaseback	907	1,231
Contract liabilities – long term	4,875	523
Other	101	485
Other liabilities	$10,530	$7,969

(12)         Debt

Long-term obligations consists of the following (in thousands):

	December 31,
	2021	2020
Current:
Finance lease obligation, current portion	$983	$393
Equipment financing obligations, current portion	336	0
PPP Loan, current portion	0	1,186
Current portion of long term debt and finance lease obligations	$1,319	$1,579
Long Term:
Finance lease obligations	$3,469	$1,927
Equipment financing obligations	868	0
PPP Loan	0	2,372
Note payable – related party	6,500	6,500
Less unamortized debt issuance and modification costs	(16)	(23)
Long term debt and finance lease obligations, net of unamortized debt costs	$10,821	$10,776

The weighted average interest rate for outstanding borrowings at December 31, 2021 and 2020 was 6.5% and 5.5%, respectively. The Company had no capitalized interest in 2021 or 2020. Interest paid during the years ended December 31, 2021 and 2020 totaled approximately $699,000 and $369,000, respectively.

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

On June 28, 2021, the Company received notice from BMO that BMO had received confirmation from the U.S. Small Business Administration (the “SBA”) that the application for forgiveness of the PPP Loan had been approved. The loan forgiveness request in the amount of $3,558,000 was applied to the Company’s entire outstanding PPP Loan balance with BMO. During the year ended December 31, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $3,599,000.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal as of December 31, 2021 and 2020 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of December 31, 2021, our principal commitment under the Note was $2,500,000 due on April 1, 2023, $2,000,000 on April 1, 2024 and the balance on April 1, 2026. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the Note maturing in April of 2023 and 2024. During the first quarter of 2020, the Company provided notice to GFCM of its intention to elect to defer the specified portion of the interest payments due beginning on April 6, 2020. All accrued but unpaid interest was paid on January 4, 2021.

During the fourth quarter of 2021, the Company amended its secured promissory note obligation with GFCM to, among other things: (i) extend the maturity dates by one year for $2,500,000 of the obligation from April 1, 2022 to April 1, 2023; and (ii) extend the allowance for up to an 18-month deferral of payment for up to 60% of the interest due on the notes maturing in April of 2023 and 2024. All other terms of the promissory note, as amended, remain in place.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Finance Lease Obligations

As of December 31, 2021, the Company had $4.5 million outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2025 and a weighted average interest rate of 8.5%.

Equipment Financing Obligations

As of December, 2021, the Company had $1.2 million outstanding under equipment financing facilities, with effective interest rates ranging from 4.4% to 8.1% and payments due through 2026. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$403
12 to 24 months	403
24 to 36 months	345
36 to 48 months	152
48 to 60 months	77
Thereafter	0
Total payments	1,380
Less imputed interest	(176)
Total equipment financing obligations	$1,204

(13)         Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2021 approximates fair value, and is based upon a market approach (Level 2).

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

The following table details the components of pension (income) expense (in thousands):

	Year ended December 31,
	2021	2020
Service cost	$4	$5
Interest cost on projected benefit obligation	774	1,084
Net amortization of actuarial loss	613	631
Expected return on plan assets	(773)	(987)
Net periodic benefit cost	$618	$733

The net periodic cost of the defined benefit pension plans incurred during the years ended December 31, 2021 and 2020 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Year ended December 31,
	2021	2020
Service cost:
Selling, general and administrative expenses	$4	$5
Other net periodic benefit costs:
Other expense, net	614	728
Total	$618	$733

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

	December 31,
	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$36,859	$36,050
Service cost	4	5
Interest cost	774	1,084
Actuarial loss	(2,245)	2,516
Benefits paid	(2,636)	(2,796)
Benefit obligation at end of year	$32,756	$36,859
Change in plan assets:
Fair value of plan assets at beginning of year	$32,353	$31,738
Actual return on plan assets	37	2,549
Company contributions	297	862
Benefits paid	(2,636)	(2,796)
Fair value of plan assets at end of year	$30,051	$32,353

Underfunded status of the plans	$(2,705)	(4,506)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2021	2020
Balance sheet assets (liabilities):
Other assets	$595	$380
Accrued liabilities	(126)	(596)
Other liabilities	(3,174)	(4,290)
Net amount recognized	$(2,705)	$(4,506)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$22,846	$25,566
Accumulated benefit obligation	22,846	25,566
Fair value of plan assets	19,545	20,680

Projected benefit obligation and net periodic pension cost assumptions:
Discount rate – projected benefit obligation			2.70%			2.25%
Discount rate – net periodic pension cost			2.25			3.15
Rate of compensation increase			N/A			N/A
Expected long-term rate of return on plan assets	1.80	-	2.95	3.05	-	3.40

	December 31,
	2021	2020
Weighted average asset allocation:
Equity securities	16%	17%
Debt securities	81	80
Other	3	3
Total	100%	100%

The fair values of our pension plan assets as of December 31, 2021 are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset categories
Cash and cash equivalents	$2,371	$0
Equity securities:		0
U.S. Large Cap	2,008	0
U.S. Mid Cap	863	0
U.S. Small Cap	169	0
World Equity	1,733	0
Real Estate	405	0
Other	547	0
Fixed income securities	6,814	15,141
Total Plan Assets	$14,910	$15,141

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The fair values of our pension plan assets as of December 31, 2020 are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset categories
Cash and cash equivalents	$2,744	$0
Equity securities:		0
U.S. Large Cap	2,272	0
U.S. Mid Cap	867	0
U.S. Small Cap	224	0
World Equity	2,256	0
Real Estate	391	0
Other	600	0
Fixed income securities	6,304	16,695
Total Plan Assets	$15,658	$16,695

Investments in our defined benefit plans are stated at fair value. The following valuation methods were used to value our pension assets:

Equity securities	The fair value of equity securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Fixed income securities	The fair value of fixed income securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Cash and cash equivalents	The fair value of cash and cash equivalents is set equal to its cost.

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

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2022 is $109,000, which represents the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2021 and 2020 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 0-55%, fixed income securities ranging 35-100% and non-traditional/other of 0-10% of total investments.

When establishing the expected long-term rate of return on our U.S. pension plan assets, the Company considered historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, the Company concluded that the use of 1.80% for the Louisville Hourly Plan, 2.95% for the Marion Plan and 2.60% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2021 was appropriate.

Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated other comprehensive loss and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants. Accumulated other comprehensive loss at December 31, 2021 includes $11,207,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost. The actual loss reclassified from accumulated other comprehensive loss for 2021 and 2020 was $613,000 and $631,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

At December 31, 2021, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2022	$2,616
2023	2,546
2024	2,486
2025	2,416
2026	2,326
2027-2031	10,409
Total	$22,799

The Company sponsors a defined contribution plan (the “Defined Contribution Plan”) for substantially all domestic employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions up to 3% and provide discretionary contributions. In connection with the matching contributions, the Company recognized compensation expense of approximately $361,000 and $350,000 in 2021 and 2020, respectively.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans totaled approximately $232,000 and $199,000 in 2021 and 2020, respectively. The aggregate benefit plan obligations of these plans, which are unfunded, were $1,473,000 and $1,440,000 at December 31, 2021 and 2020 were included within other liabilities in the accompanying consolidated balance sheets.

(15)         Commitments and Contingencies

As of December 31, 2021, the Company had outstanding purchase commitments of approximately $14,687,000 primarily for the acquisition of inventory. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by our vendors within a short period of time.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and has been approved for development by the purchaser. As of December 31, 2021 and 2020, no amounts were accrued for any environmental matters. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On December 27, 2017, the U.S. Department of Labor (the “DOL”) filed a lawsuit alleging that the Company had misinterpreted the language of its Company’s 401(k) Plans (collectively, the “Plan”). The DOL does not appear to dispute that the Company reached such interpretation in good faith and after consulting with independent ERISA counsel. On January 26, 2022, an opinion was issued by the judge indicating that certain of the Plan language in dispute is unambiguous and would therefore limit the Company’s right to interpret such language. If the DOL’s allegations were upheld by a court, the Company could be required to make additional contributions into the accounts of its Plan participants and penalties payable to the DOL could be imposed. The Company believes that it has affirmative defenses and is continuing to vigorously defend the matter.

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

(16)         Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 3,476,021 shares were registered for issuance under the 2015 Omnibus Plan. On May 12, 2020, the 2015 Omnibus Plan was replaced with the 2020 Omnibus Plan. A total of 4,596,271 shares were registered for issuance under the 2020 Omnibus Plan. Additionally, awards under the 2010 and 2015 Omnibus Plans that are cancelled without having been fully exercised or vested are available again for new awards under the 2020 Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2021 and 2020 was 3,429,771 and 3,598,271, respectively.

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

Compensation expense is measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. Fair value for restricted shares is equal to the stock price on the date of grant, while the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical Company and industry data to estimate the expected price volatility. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, the Company uses the simplified method to estimate the expected term. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The dividend yield is assumed to be zero as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Forfeitures are recorded as they occur. Stock based compensation expense of $491,000 and $426,000 has been recorded in selling, general and administrative expense in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Year ended December 31,
	2021	2020
Expected life (years)	4.1	4.0
Expected volatility	83.0%	52.6%
Risk-free interest rates	0.79%	0.34%
Expected dividend yield	0%	0%

A summary of the restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Nonvested shares at January 1, 2020	324,500	$1.03
Granted	0
Vested	(324,500)	1.03
Forfeited	0
Nonvested shares at December 31, 2021	0	0
Granted	197,500	3.16
Vested	0	0
Forfeited	0	0
Nonvested shares at December 31, 2021	197,500	$3.16	5.58	$480,000

There were no shares that vested during 2021. The total fair value of shares vested during 2020 was $392,000.

The following table summarizes option activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	2,567,750	$1.26
Granted	930,000	0.82
Exercised	(306,500)	0.96
Forfeited	0	0
Expired	(445,000)	1.50
Outstanding at December 31, 2021	2,746,250	1.10
Granted	38,000	3.24
Exercised	(687,500)	1.21
Forfeited	(107,000)	0.93
Expired	(12,500)	0.96
Outstanding at December 31, 2021	1,977,250	$1.11	2.66	$2,635,000
Exercisable at December 31, 2021	448,050	$1.58	1.27	$382,000

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2021 and 2020 was $1.97 and $0.33 per share, respectively. There were 687,500 options exercised in 2021 with an intrinsic value of $1,907,000. There were 306,500 options exercised in 2020 with an intrinsic value of $392,000.

As of December 31, 2021, there was $762,000 of total unrecognized compensation cost related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of option shares vested during the years ended December 31, 2021 and 2020 was $515,000 and $113,000, respectively.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(17)         Stockholders’ Equity

As of December 31, 2021 and 2020, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in accordance with the terms of our stockholder rights plan, which expired in October 2011. There are no shares of Series A Preferred Stock currently outstanding, and there are no current plans to issue any such shares.

The holders of our common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2021	2020
Foreign currency translation adjustments, net of tax	$(11,440)	$(10,847)
Employee benefit related adjustments – U.S, net of tax	(11,745)	(13,867)
Employee benefit related adjustments – Mexico, net of tax	191	16
Accumulated other comprehensive loss	$(22,994)	$(24,698)

Changes in each component of accumulated other comprehensive loss consisted of the following:

	Foreign Currency Translation	Defined Benefit Plans	Accum. Other Comp Loss

Balance at January 1, 2020	$(10,623)	$(13,428)	$(24,051)
Currency translation adjustments, net of tax	(224)	0	(224)
Net actuarial loss for the year, net of tax	0	(1,054)	(1,054)
Amortization for the year, net of tax	0	631	631
Balance at December 31, 2020	$(10,847)	$(13,851)	$(24,698)
Currency translation adjustments, net of tax	(593)	0	(593)
Net actuarial loss for the year, net of tax	0	1,684	1,684
Amortization for the year, net of tax	0	613	613
Balance at December 31, 2021	$(11,440)	$(11,554)	$(22,994)

(18)         Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2021	2020
Domestic	$408	$(3,115)
Foreign	3,588	1,823
Total	$3,996	$(1,292)

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of income tax expense (benefit) are as follows (in thousands):

	Year ended December 31,
	2021	2020
Current:
Federal	$0	$0
State	6	(125)
Foreign	52	235
Total current income tax expense	58	110

Deferred:
Federal	0	0
State	0	0
Foreign	1,015	(3,070)
Total deferred income tax expense (benefit)	1,015	(3,070)
Income tax expense (benefit), net	$1,073	$(2,960)

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with Income Taxes, Topic 740 (ASC 740). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets or liabilities are recovered or settled. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates its deferred tax position on a quarterly basis and valuation allowances are provided as necessary. During this evaluation, the Company reviews its forecast of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Based on its current forecast, the Company believes it will have sufficient future taxable income to realize the deferred tax assets recorded by its Mexican subsidiary. Therefore, the Company reversed its valuation allowance recorded in prior years against certain Mexican net deferred tax assets and recognized an income tax benefit of $3,717,000 during the year ended December 31, 2020.

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

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2021 and 2020 totaled $6,000 and $13,000, respectively. There were no state income tax refunds received in the U.S. during 2021. State income tax refunds received in the U.S. during 2020 totaled $5,000. Foreign income taxes paid during 2021 and 2020 totaled $211,000 and $206,000, respectively. There were no foreign refunds received in 2021 and 2020. There were no federal taxes paid in 2021 and 2020. There were no federal refunds received in 2021. The Company received federal refunds of $92,000 in 2020. At December 31, 2021, the Company had $146,619,000 of federal net operating loss carryforwards available to offset future federal taxable income. The pre-2018 federal net operating loss carryforwards of $135,646,000 expire in various amounts from 2026 to 2037. Federal net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward period as part of the Tax Act. The indefinite lived net operating loss carryforwards as of December 31, 2021 are approximately $10,973,000.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

At December 31, 2021, the Company had $109,358,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida ($61,197,000) and Kentucky ($48,161,000). The pre-2018 state net operating loss carryforwards totaling approximately $103,386,000 expire in various amounts from 2026 to 2037. State net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward. The indefinite lived state net operating loss carryforwards as of December 31, 2021 are approximately $5,972,000.

The following is a reconciliation of income tax (benefit) expense to that computed by applying the federal statutory rate to income (loss) before income taxes (in thousands):

	Year ended December 31,
	2021	2020
Federal tax expense at the statutory rate	$839	$(271)
Current year permanent differences	(11)	273
State income taxes, net of federal tax impact	14	(166)
Effect of tax rates of foreign subsidiary	323	151
Currency translation effect on temporary differences	111	223
Change in valuation allowance	919	(2,994)
State NOL carryforwards	(256)	(471)
Other	(866)	295
Income tax expense (benefit), net	$1,073	$(2,960)

The gross deferred tax asset for the Company’s Mexican subsidiary was $2,548,000 and $3,604,000 as of December 31, 2021 and 2020, respectively.

Deferred income tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2021	2020
Deferred tax assets:
Compensation and benefit accruals	$328	$386
Inventory valuation	863	877
Federal and state net operating loss carryforwards	35,351	33,851
Deferred revenue	21	391
Accounts receivable allowance	15	7
Defined benefit pension plan	621	708
Lease liabilities	1,037	1,193
Foreign deferred revenue and other provisions	2,548	3,604
Other	779	718
Total	41,563	41,735
Domestic valuation allowance	(37,441)	(37,015)
Total deferred tax assets	4,122	4,720

Deferred tax liabilities:
Depreciation	(714)	(114)
Right-of-use assets, net	(860)	(1,002)
Total deferred tax liabilities	(1,574)	(1,116)
Net deferred tax asset	$2,548	$3,604

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The ASC Income Tax Topic 740 includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financials. Specifically, the guidance prescribes a two-step process, which is the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits as of December 31, 2021 and 2020 was $200,000. There were no changes to the unrecognized tax benefit balance during the years ended December 31, 2021 and 2020.

If the Company’s positions are sustained by the taxing authority, the entire balance at December 31, 2021 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company does not have an accrual for the payment of tax-related interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2018 through 2020, for which the statute has yet to expire. The Company’s wholly-owned subsidiary in Mexico is currently under audit by the Mexican taxing authorities for the 2016 tax year. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

(19)         Earnings Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 38,000 and 2,314,000 shares excluded from earnings per share for the year ended December 31, 2021 and 2020, respectively because the effect of inclusion would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted income per common share is as follows (in thousands):

	Year ended December 31,
	2021	2020
Income attributable to stockholders:
Net income as reported	$2,923	$1,668
Less distributed and undistributed earnings allocable to restricted award holders	(12)	0
Net income allocable to common stockholders	$2,911	$1,668

Income per common share attributable to stockholders:
Basic	$0.14	$0.08
Diluted	$0.13	$0.08

Weighted average shares outstanding – basic	21,585	21,084
Weighted average additional shares assuming conversion of potential common shares	1,416	2
Weighted average shares outstanding – diluted	23,001	21,086

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(20)         Segment Information

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Year ended December 31,
	2021	2020
Net revenue from unaffiliated customers:
Sypris Technologies	$61,737	$45,321
Sypris Electronics	35,697	37,025
Total net revenue	$97,434	$82,346

Gross profit:
Sypris Technologies	$8,115	$6,164
Sypris Electronics	6,391	5,888
Total gross profit	$14,506	$12,052

Operating income (loss):
Sypris Technologies	$3,484	$1,731
Sypris Electronics	2,846	2,591
General, corporate and other	(4,420)	(4,232)
Total operating income	$1,910	$90

Interest expense, net:
Sypris Technologies	$281	$251
Sypris Electronics	37	25
General, corporate and other	550	562
Total interest expense	$868	$838

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year ended December 31,
	2021	2020
Other expense (income), net:
Sypris Technologies	$647	$547
Sypris Electronics	(2)	(3)
General, corporate and other	0	0
Total other expense, net	$645	$544

Income (loss) before income taxes:
Sypris Technologies	$2,555	$935
Sypris Electronics	2,812	2,567
General, corporate and other	(1,371)	(4,794)
Total income (loss) before income taxes	$3,996	$(1,292)

Income tax expense (benefit), net
Sypris Technologies	$1,067	$(2,835)
Sypris Electronics	0	0
General, corporate and other	6	(125)
Total income tax expense (benefit), net	$1,073	$(2,960)

Depreciation and amortization:
Sypris Technologies	$1,888	$1,791
Sypris Electronics	579	529
General, corporate and other	179	183
Total depreciation and amortization	$2,646	$2,503

Capital expenditures:
Sypris Technologies	$2,392	$1,355
Sypris Electronics	403	138
General, corporate and other	29	49
Total capital expenditures	$2,824	$1,542

	December 31,
	2021	2020
Total assets:
Sypris Technologies	$35,977	$31,425
Sypris Electronics	35,599	18,620
General, corporate and other	7,929	10,663
Total assets	$79,505	$60,708

Total liabilities:
Sypris Technologies	$20,666	$19,974
Sypris Electronics	31,030	13,545
General, corporate and other	8,523	12,414
Total liabilities	$60,219	$45,933

The Company’s export sales from the U.S. totaled $4,463,000 and $3,423,000 in 2021 and 2020, respectively. Approximately $47,077,000 and $29,812,000 of net revenue in 2021 and 2020, respectively, and $7,083,000 and $5,819,000 of long lived assets at December 31, 2021 and 2020, respectively, and net assets of $16,336,000 and $14,344,000 at December 31, 2021 and 2020, respectively, relate to the Company’s international operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2021. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we concluded that as of December 31, 2021, Sypris’ internal control over financial reporting is effective based on these criteria.

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

Item 9B.         Other Information

None.

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Item 11.         Executive Compensation

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2021 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2021,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10‑K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	1,977,250	(1)	$1.11	3,429,771	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	1,977,250		$1.11	3,429,771

(1)	Consists of (a) 1,069,250 outstanding options under the 2015 Omnibus Plan, which plan expired on May 5, 2020 and (b) 908,000 outstanding options under the 2020 Omnibus Plan.

(2)	Shares remaining available for issuance under the 2020 Omnibus Plan.

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

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are included.

2.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 filed on August 3, 2004 (Commission File No. 000-24020)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 31, 2011 (Commission File No. 000-24020)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 filed on March 5, 1999 (Commission File No. 000-24020)).

4.2	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on March 19, 2020 (Commission File No. 000-24020)).

10.1	Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of March 12, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on March, 31, 2015 (Commission File No. 000-24020)).

10.1.1	Amended Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of June 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 18, 2015 (Commission File No. 000-24020)).

10.1.2	Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of October 30, 2015 (incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-K filed on March, 30, 2016 (Commission File No. 000-24020)).

10.1.3	Amended and Restated Promissory Note in favor of Gill Family Capital Management, Inc. dated as of February 25, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 18, 2016 (Commission File No. 000-24020)).

10.1.4	Amended Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of September 30, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

Exhibit Number	Description

10.1.5	Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of November 10, 2017 (incorporated by reference to Exhibit 10.1.5 to the Company’s Form 10-K filed on March, 20, 2019 (Commission File No. 000-24020)).

10.1.6	Amendment to Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of December 28, 2020 (incorporated by reference to Exhibit 10.1.6 to the Company’s Form 10-K filed on March 18, 2021 (Commission File No. 000-24020)).

10.1.7	Amendment to Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of December 29, 2021.

10.1.8	Security Agreement between Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. and Gill Family Capital Management, Inc., dated as of March 12, 2015 (incorporated by reference to Exhibit 10.2.1 to the Company’s Form 10-K filed on March, 31, 2015 (Commission File No. 000-24020)).

10.2	Promissory Note between BMO Harris Bank N.A. and Sypris Solutions, Inc., dated as of April 30, 2020, executed by Sypris Solutions, Inc. on May 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May, 6, 2020 (Commission File No. 000-24020)).

10.3	Asset Purchase Agreement between Analog Devices, Inc. and Sypris Electronics, LLC dated as of August 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.4	Lease agreement between Promotora y Desarrolladora Pulso Inmobiliario, S.C. and Sypris Technologies Mexico, S. de R.L. de C.V dated January 29, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 18, 2016 (Commission File No. 000-24020)).

10.5	Lease between Sypris Electronics, LLC and University Business Center I, LLC dated May 3, 2016 regarding 10421 University Center Drive, Tampa, FL property. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 17, 2016 (Commission File No. 000-24020)).

10.6*	Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995 Amended and Restated on March 9, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 18, 2021 (Commission File No. 000-24020)).

10.7*	2015 Sypris Omnibus Plan effective as of May 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2015 (Commission File No. 333-204299)).

10.8*	The 2020 Sypris Omnibus Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on April 3, 2020 (Commission File No. 000-24020)).

10.9*	Form of Four Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.10*	Form of Five Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.11*	Form of Six-Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 13, 2020 (Commission File No. 000-24020)).

Exhibit Number	Description

10.12*	Form of Five-Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 13, 2020 (Commission File No. 000-24020)).

10.13*	Form of Four Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.14*	Form of Executive Long-Term Incentive Award Agreement for Grants of Restricted Stock to Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.15*	Form of Executive Long-Term Incentive Award Agreement for Grants of Non-Qualified Stock Options to Executive Officers (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.16*	Form of Executive Long-Term Incentive Award Agreement for Grants of Non-Qualified Stock Options to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 13, 2020 (Commission File No. 000-24020)).

10.17*	Form of Five Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2018 (Commission File No. 000-24020)).

10.18*	Form of Five Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 12, 2021 (Commission File No. 000-24020)).

10.19*	Form of Executive Long-Term Incentive Award Agreement for Grants of Restricted Stock to Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 12, 2021 (Commission File No. 000-24020)).

10.20*	Form of Special Retirement Award Agreement for Grants of Non-Qualified Stock Options (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 12, 2021 (Commission File No. 000-24020)).

10.21*	Form of Six-Year Non-Qualified Stock Option Award Agreement.

21	Subsidiaries of the Company

23	Consent of Crowe LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2022.

SYPRIS SOLUTIONS, INC.
(Registrant)
/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2022:

/s/ Jeffrey T. Gill	Chairman, President and Chief Executive Officer
(Jeffrey T. Gill)

/s/ Anthony C. Allen	Vice President and Chief Financial Officer
(Anthony C. Allen)	(Principal Financial Officer)

/s/ Rebecca R. Eckert	Controller
(Rebecca R. Eckert)	(Principal Accounting Officer)

/s/ John F. Brinkley	Director
(John F. Brinkley)

/s/ Gary L. Convis	Director
(Gary L. Convis)

/s/ William G. Ferko	Director
(William G. Ferko)

/s/ R. Scott Gill	Director
(R. Scott Gill)

/s/ William L. Healey	Director
(William L. Healey)

/s/ Robert Sroka	Director
(Robert Sroka)