Form 10-Q
period 2022-04-03
SYPRIS SOLUTIONS INC
filed 2022-05-18
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended April 3, 2022

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

As of May 6, 2022, the Registrant had 22,115,637 shares of common stock outstanding.

Part I.         Financial Information

Item 1.         Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2022	2021

Net revenue	$26,166	$19,982
Cost of sales	21,657	18,166
Gross profit	4,509	1,816
Selling, general and administrative	3,389	2,882
Operating income (loss)	1,120	(1,066)
Interest expense, net	248	222
Other expense, net	169	221
Income (loss) before taxes	703	(1,509)
Income tax expense, net	466	121
Net income (loss)	$237	$(1,630)
Earnings (loss) per share:
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)

Weighted average shares outstanding:
Basic	21,681	21,394
Diluted	22,675	21,394
Dividends declared per common share	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2022	2021
Net income (loss)	$237	$(1,630)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	583	(406)
Comprehensive income (loss)	$820	$(2,036)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	April 3,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,519	$11,620
Accounts receivable, net	13,107	8,467
Inventory, net	31,374	30,100
Other current assets	5,149	5,868
Total current assets	57,149	56,055
Property, plant and equipment, net	14,563	14,140
Operating lease right-of-use assets	4,954	5,140
Other assets	4,119	4,170
Total assets	$80,785	$79,505
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,598	$11,962
Accrued liabilities	18,801	19,646
Operating lease liabilities, current portion	1,088	1,063
Finance lease obligations, current portion	996	983
Equipment financing obligations, current portion	340	336
Note payable – related party, current portion	2,500	0
Total current liabilities	37,323	33,990
Operating lease liabilities, net of current portion	4,595	4,878
Finance lease obligations, net of current portion	3,219	3,469
Equipment financing obligations, net of current portion	782	868
Note payable – related party, net of current portion	3,985	6,484
Other liabilities	10,616	10,530
Total liabilities	60,520	60,219
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 22,088,363 shares issued and 22,088,344 outstanding in 2022 and 21,864,743 shares issued and 21,864,724 outstanding in 2021	220	218
Additional paid-in capital	155,061	154,904
Accumulated deficit	(112,605)	(112,842)
Accumulated other comprehensive loss	(22,411)	(22,994)
Treasury stock, 19 shares in 2022 and 2021	0	0
Total stockholders’ equity	20,265	19,286
Total liabilities and stockholders’ equity	$80,785	$79,505

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$237	$(1,630)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	763	621
Deferred income taxes	247	116
Non-cash compensation expense	176	61
Deferred loan costs recognized	2	2
Net loss on the disposal of assets	10	20
Provision for excess and obsolete inventory	64	2
Non-cash lease expense	186	217
Other noncash items	12	36
Contributions to pension plans	(22)	(120)
Changes in operating assets and liabilities:
Accounts receivable	(4,741)	(733)
Inventory	(1,166)	(2,431)
Prepaid expenses and other assets	653	(108)
Accounts payable	1,403	3,346
Accrued and other liabilities	(1,077)	(309)
Net cash used in operating activities	(3,253)	(910)
Cash flows from investing activities:
Capital expenditures, net	(901)	(790)
Net cash used in investing activities	(901)	(790)
Cash flows from financing activities:
Principal payments on finance lease obligations	(238)	(94)
Principal payments on equipment financing obligations	(82)	(22)
Indirect repurchase of shares of minimum statutory tax withholdings	(17)	(301)
Net cash used in financing activities	(337)	(417)
Effect of exchange rate changes on cash balances	390	(120)
Net decrease in cash and cash equivalents	(4,101)	(2,237)
Cash and cash equivalents at beginning of period	11,620	11,606
Cash and cash equivalents at end of period	$7,519	$9,369

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Fixed assets acquired with equipment financing loan	$0	$323

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock
January 1, 2021 balance	21,300,958	$213	$155,025	$(115,765)	$(24,698)	$0
Net loss	0	0	0	(1,630)	0	0
Foreign currency translation adjustment	0	0	0	0	(406)	0
Exercise of stock options	136,005	1	(303)	0	0	0
Noncash compensation	0	0	61	0	0	0
April 4, 2021 balance	21,436,963	$214	$154,783	$(117,395)	$(25,104)	$0

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock
January 1, 2022 balance	21,864,724	$218	$154,904	$(112,842)	$(22,994)	$0
Net income	0	0	0	237	0	0
Foreign currency translation adjustment	0	0	0	0	583	0
Issuance of restricted common stock	197,500	2	(2)	0	0	0
Exercise of stock options	11,120	0	(17)	0	0	0
Noncash compensation	15,000	0	176	0	0	0
April 3, 2022 balance	22,088,344	$220	$155,061	$(112,605)	$(22,411)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

All references to “Sypris,” the “Company,” “we” or “our” include Sypris Solutions, Inc. and its wholly-owned subsidiaries. Sypris is a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. The Company produces a wide range of manufactured products, often under multi-year, sole-source contracts. The Company offers such products through its two business segments, Sypris Technologies, Inc. (“Sypris Technologies”) and Sypris Electronics, LLC (“Sypris Electronics”) (See Note 10).

(2)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2021 consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The Company’s operations are domiciled in the United States (U.S.) and Mexico, and we serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated.

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the COVID-19 pandemic has increased the uncertainty with respect to developing these estimates and assumptions. The COVID-19 pandemic continues to rapidly evolve and the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results for the three months ended April 3, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2021 as presented in the Company’s Annual Report on Form 10-K.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of April 3, 2022, total right-of-use assets and operating lease liabilities were approximately $4,954,000 and $5,683,000, respectively. As of December 31, 2021, total right-of-use assets and operating lease liabilities were approximately $5,140,000 and $5,941,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three months ended April 3, 2022 and April 4, 2021.

The following table presents information related to lease expense for the three months ended April 3, 2022 and April 4, 2021 (in thousands):

	Three Months Ended
	April 3,	April 4,
	2022	2021
	(Unaudited)
Finance lease expense:
Amortization expense	$149	$86
Interest expense	91	58
Operating lease expense	351	351
Variable lease expense	85	78
Total lease expense	$676	$573

The following table presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended
	April 3,	April 4,
	2022	2021
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$428	$379
Operating cash flows from finance leases	103	58
Financing cash flows from finance leases	238	94

The annual future minimum lease payments as of April 3, 2022 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,496	$1,315
12 to 24 months	1,514	1,309
24 to 36 months	1,244	1,220
36 to 48 months	1,164	1,047
48 to 60 months	828	77
Thereafter	631	0
Total lease payments	6,877	4,968
Less imputed interest	(1,194)	(753)
Total	$5,683	$4,215

The following table presents certain information related to lease terms and discount rates for leases as of April 3, 2022 and December 31, 2021:

	April 3,	December 31,
	2022	2021
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	5.0	5.3
Finance leases	3.7	4.0
Weighted-average discount rate (percentage):
Operating leases	8.0	8.0
Finance leases	8.5	8.5

(5)	Revenue from Contracts with Customers

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

Many of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $45,120,000 of remaining performance obligations as of April 3, 2022, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 49% of our remaining performance obligations as revenue in 2022 and the balance in 2023.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended April 3, 2022 and April 4, 2021 (in thousands):

	April 3,	April 4,
	2022	2021
	(Unaudited)
Sypris Technologies – transferred point in time	$17,155	$13,190
Sypris Electronics – transferred point in time	1,953	615
Sypris Electronics – transferred over time	7,058	6,177
Net revenue	$26,166	$19,982

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of April 3, 2022 and December 31, 2021 were $1,418,000 and $1,913,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of April 3, 2022, the contract liabilities balance was $19,066,000, of which $14,191,000 was included within accrued liabilities and $4,875,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2021, the contract liabilities balance was $19,888,000, of which $15,013,000 was included within accrued liabilities and $4,875,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $3,317,000 and $2,255,000 during the three months ended April 3, 2022 and April 4, 2021, respectively.

Practical expedients and exemptions

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expense in the consolidated statements of operations.

We do not disclose the value of unsatisfied performance obligations for contracts with original expected lengths of one year or less.

(6)	Income (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 252,839 shares excluded from earnings per share for the three months ended April 3, 2022. For the three months ended April 4, 2021, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted income (loss) per common share is as follows (in thousands):

	Three Months Ended
	April 3,	April 4,
	2022	2021
	(Unaudited)
Income (loss) attributable to stockholders:
Net income (loss) as reported	$237	$(1,630)
Less distributed and undistributed earnings allocable to restricted awarded holders	(2)	-
Net income (loss) allocable to common stockholders	$235	$(1,630)
Income (loss) per common share attributable to stockholders:
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)
Weighted average shares outstanding – basic	21,681	21,394
Weighted average additional shares assuming conversion of potential common shares	994	-
Weighted average shares outstanding – diluted	22,675	21,394

(7)	Inventory

Inventory consists of the following (in thousands):

	April 3,	December 31,
	2022	2021
	(Unaudited)
Raw materials	$24,864	$23,694
Work in process	7,076	6,702
Finished goods	1,326	1,497
Reserve for excess and obsolete inventory	(1,892)	(1,793)
Total	$31,374	$30,100

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	April 3,	December 31,
	2022	2021
	(Unaudited)
Land and land improvements	$43	$43
Buildings and building improvements	7,960	7,863
Machinery, equipment, furniture and fixtures	62,617	61,050
Construction in progress	1,124	858
	71,744	69,814
Accumulated depreciation	(57,181)	(55,674)
	$14,563	$14,140

(9)	Debt

Long-term obligations consists of the following (in thousands):

	April 3,	December 31,
	2022	2021
	(Unaudited)
Current:
Finance lease obligation, current portion	$996	$983
Equipment financing obligations, current portion	340	336
Note payable – related party, current portion	2,500	0
Current portion of long term debt and finance lease obligations	$3,836	$1,319
Long Term:
Finance lease obligation	$3,219	$3,469
Equipment financing obligations	782	868
Note payable – related party	4,000	6,500
Less unamortized debt issuance and modification costs	(15)	(16)
Long term debt and finance lease obligations, net of unamortized debt costs	$7,986	$10,821

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal as of April 3, 2022 and December 31, 2021. GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of April 3, 2022, our principal commitment under the Note was $2,500,000 due on April 1, 2023, $2,000,000 on April 1, 2024 and the balance on April 1, 2026. Interest on the promissory note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2023 and 2024.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Finance Lease Obligations

As of April 3, 2022, the Company had $4.2 million outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2026 and a weighted average interest rate of 8.5%.

Equipment Financing Obligations

As of April 3, 2022, the Company had $1.2 million outstanding under equipment financing facilities, with effective interest rates ranging from 4.4% to 8.1% and payments due through 2026. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$403
12 to 24 months	392
24 to 36 months	290
36 to 48 months	116
48 to 60 months	41
Thereafter	0
Total payments	1,242
Less imputed interest	(120)
Total equipment financing obligations	$1,122

(10)	Segment Data

The Company is organized into two business segments, Sypris Technologies and Sypris Electronics. The segments are each managed separately because of the distinctions between the products, markets, customers, technologies, and workforce skills of the segments. Sypris Technologies generates revenue primarily from the sale of forged, machined, welded and heat-treated steel components primarily for the heavy commercial vehicle and high-pressure energy pipeline applications. Sypris Electronics provides circuit card and box build manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work to customers in the market for aerospace and defense electronics. There was no intersegment net revenue recognized for any period presented.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	April 3,	April 4,
	2022	2021
	(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$17,155	$13,190
Sypris Electronics	9,011	6,792
	$26,166	$19,982
Gross profit:
Sypris Technologies	$3,132	$1,171
Sypris Electronics	1,377	645
	$4,509	$1,816

	Three Months Ended
	April 3,	April 4,
	2022	2021
	(Unaudited)
Operating income (loss):
Sypris Technologies	$1,864	$127
Sypris Electronics	501	(170)
General, corporate and other	(1,245)	(1,023)
	$1,120	$(1,066)
Income (loss) before taxes:
Sypris Technologies	$1,619	$(164)
Sypris Electronics	461	(176)
General, corporate and other	(1,377)	(1,169)
	$703	$(1,509)

	April 3,	December 31,
	2022	2021
	(Unaudited)
Total assets:
Sypris Technologies	$40,347	$35,977
Sypris Electronics	35,588	35,599
General, corporate and other	4,850	7,929
	$80,785	$79,505
Total liabilities:
Sypris Technologies	$22,890	$20,666
Sypris Electronics	29,243	31,030
General, corporate and other	8,387	8,523
	$60,520	$60,219

(11)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of April 3, 2022 and December 31, 2021 was $673,000 and $659,000, respectively. The Company’s warranty expense for the three months ended April 3, 2022 and April 4, 2021 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and has been approved for development by the purchaser. As of April 3, 2022 and December 31, 2021, no amounts were accrued for any environmental matters.

On December 27, 2017, the U.S. Department of Labor (the “DOL”) filed a lawsuit alleging that the Company had misinterpreted the language of its Company’s 401(k) Plans (collectively, the “Plan”). The DOL does not appear to dispute that the Company reached such interpretation in good faith and after consulting with independent ERISA counsel. On January 26, 2022, an opinion was issued by the judge indicating that certain of the Plan language in dispute is unambiguous and would therefore limit the Company’s right to interpret such language. On March 28, 2022, an opinion and order was issued by the judge that denied motions for summary judgement from the Company and the DOL and on April 28, 2022 the judge approved a revised schedule for the litigation proceedings. If the DOL’s allegations were upheld by a court, the Company could be required to make additional contributions into the accounts of its Plan participants and penalties payable to the DOL could be imposed. The Company believes that it has affirmative defenses and is continuing to vigorously defend the matter.

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

As of April 3, 2022, the Company had outstanding purchase commitments of approximately $36,515,000, primarily for the acquisition of inventory and manufacturing equipment.

(12)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 21% in 2021 and 2020 and for its foreign operations at a statutory rate of 30% in 2022 and 2021. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

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

(13)	Employee Benefit Plans

The following table details the components of pension (income) expense (in thousands):

	Three Months Ended
	April 3,	April 4,
	2022	2021
	(Unaudited)
Service cost	$1	$1
Interest cost on projected benefit obligation	194	271
Net amortizations of actuarial loss	153	158
Expected return on plan assets	(188)	(242)
Net periodic benefit cost	$160	$188

The net periodic benefit cost of the defined benefit pension plans incurred during the three-month periods ended April 3, 2022 and April 4, 2021 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	April 3,	April 4,
	2022	2021
	(Unaudited)
Service cost:
Selling, general and administrative expenses	$1	$1
Other net periodic benefit costs:
Other expense, net	159	187
Total	$160	$188

(14)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	April 3,	December 31,
	2022	2021
	(Unaudited)
Foreign currency translation adjustments	$(10,857)	$(11,440)
Employee benefit related adjustments – U.S., net of tax	(11,745)	(11,745)
Employee benefit related adjustments – Mexico, net of tax	191	191
Accumulated other comprehensive loss	$(22,411)	$(22,994)

(15)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at April 3, 2022 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

Impact of COVID-19 on Our Business

In 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The ongoing effects of the COVID-19 pandemic continue to impact global economic conditions. The COVID-19 pandemic negatively impacted the Company’s results of operations, cash flows and financial position in 2020 and 2021, and in the first quarter of 2022, we have continued to experience various degrees of supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue throughout 2022.

In connection with the supply chain disruptions described above, we have experienced inflationary increases of certain raw materials, as well as logistics, transportation and labor costs. While we have taken pricing actions and we strive for productivity improvements that could help offset these inflationary cost increases, we expect inflationary cost increases to continue throughout 2022.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance in the future will depend on future developments, including the duration, geographic location and intensity of the pandemic, the impact of virus variants, the effectiveness of vaccinations, our continued ability to manufacture and distribute our products, as well as any future actions that may be taken by governmental authorities or by us relating to the pandemic.

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

Sypris Technologies Outlook

Demand in the North American Class 4-8 commercial vehicle market began to recover in the second half of 2020 following an anticipated market decline in the first half of 2020 that was deepened by the impact of the COVID-19 pandemic. Market conditions have improved since then and have remained favorable through 2021 and the first quarter of 2022 for commercial vehicles in addition to the automotive, sport utility vehicle and off-highway markets served by Sypris Technologies. The outlook for the remainder of 2022 for the commercial vehicle market indicates stronger demand with Class 8 production expected to be up 12% over 2021 due to an anticipated improving economic outlook and cyclical growth. Additionally, we believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as demand for our products in these markets has experienced less volatility than the Class 8 commercial vehicle market.

Reduced travel, business closures, and other economic impacts related to the COVID-19 pandemic suppressed oil and natural gas demand, which had adversely impacted the oil and gas markets served by our Tube Turns® brand of engineered product lines. This caused major pipeline developers to significantly scale back near-term capital investments in new pipeline infrastructure, which resulted in reduced demand for our products for the oil and gas markets during 2021. Sales in this market are dependent on, among other things, the level of worldwide oil and gas drilling, the price of crude oil and natural gas and capital spending by exploration and production companies and drilling contractors. As commodity prices improve and activity increases, we currently expect customer demand to increase in 2022 compared to 2021. However, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations.

We will continue to pursue new business in a wide variety of markets from light automotive to new energy related product lines to achieve a more balanced portfolio across our customers, markets and products.

Sypris Electronics Outlook

As noted above, the COVID-19 pandemic continued to cause business impacts in the first quarter of 2022 including supply chain disruptions and delays. The majority of the government aerospace and defense programs that we support require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to focus on our supply chain to attempt to mitigate the impact of supply component shortages on our business. Electronic component shortages may continue to be a challenge during the remainder of 2022. We may not be successful in addressing these shortages and other supply chain issues.

During 2021 and the first quarter of 2022, we announced new program awards for Sypris Electronics, with certain programs continuing into 2023. In addition to contract awards from Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts related to the communication and navigation markets, which align with our advanced capabilities for delivering products for complex, high cost of failure platforms.

On March 15, 2022, President Biden signed the Consolidated Appropriations Act, 2022, providing annual funding for the DoD and other government departments and agencies. The appropriation provided $781 billion for national defense, which includes the DoD, Department of Energy (DoE) nuclear weapons-related activities, and the national security activities of the Coast Guard, Federal Bureau of Investigation, and others. The DoD portion was $742.3 billion, $25 billion more than the President’s Fiscal Year (FY) 2022 request. Additionally, the legislation included $13.6 billion in supplemental funding to support Ukraine, including $3.5 billion for defense articles and $650 million in Foreign Military Financing (FMF) for Ukraine and other Eastern European allies. Our programs continued to be well supported and funded through the FY 2022 budget process. It is also anticipated that future FY 2022 Ukraine supplemental requests will be submitted to Congress.

On March 28, 2022, President Biden’s Administration submitted to Congress the President’s FY 2023 budget request, which proposes $813 billion for national defense. The DoD portion of this request is $773 billion, a 4% increase above the FY 2022 enacted amount.

We expect to compete for follow-on business opportunities as a subcontractor on future builds of several existing government programs. However, the federal budget and debt ceiling are expected to continue to be the subject of considerable uncertainty and the impact on demand for our products and services and our business are difficult to predict.

See also the discussion of Congressional budgetary constraints or reallocations risks within “Item 1A, Risk Factors” included in our 2021 Form 10-K.

Results of Operations

The table below compares our segment and consolidated results for the first quarter of 2022 to the first quarter of 2021. It presents the results for each period, the change in those results from 2021 to 2022 in both dollars and as a percentage, as well as the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended April 3, 2022 Compared to Three Months Ended April 4, 2021

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	April 4,	April 3,	Favorable	Favorable	April 3,	April 4,
	2022	2021	(Unfavorable)	(Unfavorable)	2022	2021
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$17,155	$13,190	$3,965	30.1%	65.6%	66.0%
Sypris Electronics	9,011	6,792	2,219	32.7	34.4	34.0
Total	26,166	19,982	6,184	30.9	100.0	100
Cost of sales:
Sypris Technologies	14,023	12,019	(2,004)	(16.7)	81.7	91.1
Sypris Electronics	7,634	6,147	(1,487)	(24.2)	84.7	90.5
Total	21,657	18,166	(3,491)	(19.2)	82.8	90.9
Gross profit:
Sypris Technologies	3,132	1,171	1,961	167.5	18.3	8.9
Sypris Electronics	1,377	645	732	113.5	15.3	9.5
Total	4,509	1,816	2,693	148.3	17.2	9.1
Selling, general and administrative	3,389	2,882	(507)	(17.6)	13.0	14.4
Operating income (loss)	1,120	(1,066)	2,186	NM	4.2	(5.3)
Interest expense, net	248	222	(26)	(11.7)	0.9	1.1
Other expense, net	169	221	52	23.5	0.6	1.1
Income (loss) before taxes	703	(1,509)	2,212	NM	2.7	(7.6)
Income tax expense, net	466	121	(345)	(285.1)	1.8	0.6
Net income (loss)	$237	$(1,630)	$1,867	NM	0.9%	(8.2)%

Net Revenue. Sypris Technologies primarily derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies increased 30.1%, or $4.0 million, for the first quarter of 2022 compared to the first quarter of 2021. The net revenue increase for the quarter was primarily attributable to increased sales volumes of $1.7 million attributable to the commercial vehicle market, $1.3 million from the automotive, sport utility vehicle and off-highway markets and $1.0 million in energy product sales.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $2.2 million to $9.0 million in the first quarter of 2022 compared to $6.8 million in the first quarter of 2021. Revenue for the first quarter of 2021 was negatively impacted by a stop work order received related to the redesign of a component by the customer. The stop work order was lifted during the last week of the first quarter of 2021. Additionally, sales to customers serving the communications market increased as compared to the first quarter of 2021. Despite the increase in revenue over the comparable period, certain programs were impacted by material availability during the period.

Gross Profit. Sypris Technologies’ gross profit increased $1.9 million to $3.1 million in the first quarter of 2022 as compared to $1.2 million in the first quarter of 2021. The net increase in volumes contributed to an increase in gross profit of $1.4 million for the first quarter of 2022. Additionally, the first quarter of 2022 was positively impacted by a higher contribution margin from the increase in sales and a favorable product mix. Results for the first quarter of 2021 were impacted by unfavorable labor productivity due to COVID-19 related absences during the period. Gross margin for the first quarter of 2022 was 18.3% as compared to 8.9% in the first quarter of 2021.

Sypris Electronics’ gross profit increased $0.7 million to $1.4 million in the first quarter of 2022 as compared to $0.6 million for the first quarter of 2021. The increase in gross profit was primarily a result of the increase in revenue and favorable mix of programs during the quarter, which also had a positive impact on overhead absorption. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the balance of 2022. Gross margin for the first quarter of 2022 was 15.3% as compared to 9.5% in the first quarter of 2021.

Selling, General and Administrative. Selling, general and administrative expense increased $0.5 million to $3.4 million in the first quarter of 2022 as compared to $2.9 million for the same period in 2021 primarily as a result of a reinstatement of compensation for our Chairman, President and CEO and certain other senior leadership and corporate personnel and our Board of Directors, which had been reduced in 2020 across the Company amid the onset of the COVID-19 pandemic. Selling, general and administrative expense decreased as a percentage of revenue to 13.0% for the first quarter of 2022 from 14.4% in the prior year comparable period.

Income Taxes. The Company’s income tax expense for the three months ended April 3, 2022 and April 4, 2021 consists primarily of currently payable state and local income taxes on domestic operations and foreign income taxes on one of its Mexican subsidiaries.

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

Liquidity and Capital Resources

Cash Balance. As of April 3, 2022, we had approximately $7.5 million of cash and cash equivalents, of which $4.2 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Material Cash Requirements

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of April 3, 2022 and December 31, 2021 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of April 3, 2022, our principal commitment under the Note was $2.5 million due on April 1, 2023, $2.0 million on April 1, 2024 and the balance on April 1, 2026. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2023 and 2024.

Finance Lease Obligations. As of April 3, 2022, the Company had $4.2 million outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2025 and a weighted average interest rate of 8.5%.

Equipment Financing Obligations

As of April 3, 2022, the Company had $1.1 million outstanding under equipment financing facilities, with fixed interest rates ranging from 4.4% to 8.1% and payments due through 2026.

Purchase Commitments. We had purchase commitments totaling approximately $36.5 million at April 3, 2022, primarily for inventory and manufacturing equipment.

Cash Flows

Operating Activities. Net cash used in operating activities was $3.3 million in the first quarter of 2022, as compared to $0.9 million in the same period of 2021. The aggregate increase in accounts receivable in 2022 resulted in a usage of cash of $4.7 million primarily as a result of an increase in revenue for Sypris Technologies and Sypris Electronics over the prior year comparable period. The increase in inventory in 2022 resulted in a use of cash of $1.2 million. The increase in inventory primarily is in support of the anticipated increase in revenue for Sypris Technologies in 2022. Additionally, there was an increase in accounts payable during the first quarter of 2022, providing a source of cash of $1.4 million. Accrued and other liabilities decreased during the first quarter of 2022, resulting in a use of cash of $1.1 million, primarily as a result of a decrease in contract liabilities during the period.

Investing Activities. Net cash used in investing activities was comprised of capital expenditures of $0.9 million for the first quarter of 2022 as compared to $0.8 million for the first quarter of 2021.

Financing Activities. Net cash used in financing activities was $0.3 million for the first quarter of 2022 and was comprised of capital lease and equipment financing obligation payments of $0.3 million. Net cash used in financing activities was $0.4 million for the first quarter of 2021 and was comprised of capital lease and equipment financing obligation payments of $0.1 million and payments of $0.3 million for minimum statutory tax withholdings on stock-based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes in our critical accounting policies during the three months ended April 3, 2022.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; our failure to successfully win new business or develop new or improved products or new markets for our products; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; volatility of our customers’ forecasts especially in the commercial truck markets and our contractual obligations to meet current scheduling demands and production levels (especially in our Toluca Plant), which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; the impact of the current coronavirus disease (“COVID-19”) and economic conditions on our future operations; possible public policy response to the pandemic, including U. S or foreign government legislation or restrictions that may impact our operations or supply chain; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; dependence on, retention or recruitment of key employees and highly skilled personnel and distribution of our human capital; the termination or non-renewal of existing contracts by customers; inaccurate data about markets, customers or business conditions; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability, warranty or environmental claims; our reliance on a few key customers, third party vendors and sub-suppliers; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; failure to adequately insure or to identify product liability, environmental or other insurable risks; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; the costs of compliance with our auditing, regulatory or contractual obligations; labor relations; strikes; union negotiations; costs associated with environmental claims relating to properties previously owned; pension valuation, health care or other benefit costs; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; risks of foreign operations; currency exchange rates; war, geopolitical conflict, terrorism, or political uncertainty, including disruptions resulting from the conflict between Russia and Ukraine arising out of international sanctions, foreign currency fluctuations and other economic impacts; cyber security threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risks related to owning our common stock, including increased volatility; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The information set forth in Note 11 to the consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K.

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date: May 18, 2022	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date: May 18, 2022	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)