Form 10-Q
period 2022-07-03
SYPRIS SOLUTIONS INC
filed 2022-08-16
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended July 3, 2022

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

As of August 1, 2022, the Registrant had 22,134,021 shares of common stock outstanding

Part I.         Financial Information

Item 1.         Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Net revenue	$29,044	$25,969	$55,210	$45,951
Cost of sales	25,264	21,660	46,921	39,826

Gross profit	3,780	4,309	8,289	6,125
Selling, general and administrative	3,737	3,416	7,126	6,298

Operating income (loss)	43	893	1,163	(173)

Interest expense, net	263	211	511	433
Other expense, net	104	145	273	366
Forgiveness of PPP Loan and related interest	0	(3,599)	0	(3,599)

Loss (income) before taxes	(324)	4,136	379	2,627
Income tax expense	305	313	771	434

Net (loss) income	$(629)	$3,823	$(392)	$2,193

(Loss) income per share:
Basic	$(0.03)	$0.18	$(0.02)	$0.10
Diluted	$(0.03)	$0.17	$(0.02)	$0.10

Weighted average shares outstanding:
Basic	21,723	21,356	21,700	21,475
Diluted	21,723	22,846	21,700	22,979

Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Net (loss) income	$(629)	$3,823	$(392)	$2,193

Other comprehensive (loss) income
Foreign currency translation adjustments	(152)	355	431	(51)

Comprehensive (loss) income	$(781)	4,178	$39	$2,142

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	July 3,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,486	$11,620
Accounts receivable, net	9,478	8,467
Inventory, net	29,379	30,100
Other current assets	6,792	5,868
Total current assets	53,135	56,055

Property, plant and equipment, net	14,625	14,140
Operating lease right-of-use assets	4,699	5,140
Other assets	3,902	4,170
Total assets	$76,361	$79,505
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,838	$11,962
Accrued liabilities	21,086	19,646
Operating lease liabilities, current portion	1,114	1,063
Finance lease obligations, current portion	1,016	983
Equipment financing obligations, current portion	347	336
Note payable – related party, current portion	2,500	0

Total current liabilities	38,901	33,990

Operating lease liabilities, net of current portion	4,306	4,878
Finance lease obligations, net of current portion	2,957	3,469
Equipment financing obligations, net of current portion	692	868
Note payable – related party, net of current portion	3,987	6,484
Other liabilities	5,880	10,530

Total liabilities	56,723	60,219

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 22,132,002 shares issued and 22,131,983 outstanding in 2022 and 21,864,743 shares issued and 21,864,724 outstanding in 2021	221	218
Additional paid-in capital	155,214	154,904
Accumulated deficit	(113,234)	(112,842)
Accumulated other comprehensive loss	(22,563)	(22,994)
Treasury stock, 19 in 2022 and 2021	0	0

Total stockholders’ equity	19,638	19,286

Total liabilities and stockholders’ equity	$76,361	$79,505

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended
	July 3,	July 4,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(392)	$2,193
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,531	1,274
Forgiveness of PPP Loan and related interest	0	(3,599)
Deferred income taxes	225	266
Stock-based compensation expense	349	163
Deferred loan costs recognized	3	3
Net loss on the sale of assets	10	11
Provision for excess and obsolete inventory	129	65
Non-cash lease expense	442	438
Other noncash items	91	90
Contributions to pension plans	(47)	(254)
Changes in operating assets and liabilities:
Accounts receivable	(1,155)	(3,270)
Inventory	711	(7,063)
Other current assets	(819)	(335)
Accounts payable	805	7,218
Accrued and other liabilities	(3,892)	11,406

Net cash (used in) provided by operating activities	(2,009)	8,606

Cash flows from investing activities:
Capital expenditures	(1,840)	(1,213)
Proceeds from sale of assets	0	10

Net cash used in investing activities	(1,840)	(1,203)

Cash flows from financing activities:
Principal payments on finance lease obligations	(479)	(211)
Principal payments on equipment financing obligations	(165)	(65)
Indirect repurchase of shares for minimum statutory tax withholdings	(36)	(382)

Net cash used in financing activities	(680)	(658)

Effect of exchange rate changes on cash balances	395	(157)

Net (decrease) increase in cash and cash equivalents	(4,134)	6,588

Cash and cash equivalents at beginning of period	11,620	11,606

Cash and cash equivalents at end of period	$7,486	$18,194

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease obligations	$0	$168
Capital expenditures purchased through equipment financing obligations	0	1,070

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

	Three Months Ended July 3, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

April 3, 2022 balance	22,088,344	$220	$155,061	$(112,605)	$(22,411)	$0
Net income	0	0	0	(629)	0	0
Foreign currency translation adjustment	0	0	0	0	(152)	0
Exercise of stock options	28,639	1	(20)	0	0	0
Noncash compensation	15,000	0	173	0	0	0
July 3, 2022 balance	22,131,983	$221	$155,214	$(113,234)	$(22,563)	$0

	Three Months Ended July 4, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

April 4, 2021 balance	21,436,963	$214	$154,783	$(117,395)	$(25,104)	$0
Net income	0	0	0	3,823	0	0
Foreign currency translation adjustment	0	0	0	0	355	0
Exercise of stock options	60,482	1	(81)	0	0	0
Noncash compensation	17,500	0	102	0	0	0
July 4, 2021 balance	21,514,945	$215	$154,804	$(113,572)	$(24,749)	$0

	Six Months Ended July 3, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2022 balance	21,864,724	$218	$154,904	$(112,842)	$(22,994)	$0
Net income	0	0	0	(392)	0	0
Foreign currency translation adjustment	0	0	0	0	431	0
Issuance of restricted common stock	197,500	2	(2)	0	0	0
Exercise of stock options	39,759	1	(37)	0	0	0
Noncash compensation	30,000	0	349	0	0	0
July 3, 2022 balance	22,131,983	$221	$155,214	$(113,234)	$(22,563)	$0

	Six Months Ended July 4, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2021 balance	21,300,958	$213	$155,025	$(115,765)	$(24,698)	$0
Net income	0	0	0	2,193	0	0
Foreign currency translation adjustment	0	0	0	0	(51)	0
Exercise of stock options	196,487	2	(384)	0	0	0
Noncash compensation	17,500	0	163	0	0	0
July 4, 2021 balance	21,514,945	$215	$154,804	$(113,572)	$(24,749)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1)	Nature of Business

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

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the COVID-19 pandemic has increased the uncertainty with respect to developing these estimates and assumptions. The COVID-19 pandemic continues to rapidly evolve and the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results for the three and six months ended July 3, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2021 as presented in the Company’s Annual Report on Form 10-K.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of July 3, 2022, total right-of-use assets and operating lease liabilities were approximately $4,699,000 and $5,420,000, respectively. As of December 31, 2021, total right-of-use assets and operating lease liabilities were approximately $5,140,000 and $5,941,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three and six months ended July 3, 2022 and July 4, 2021.

The following table presents information related to lease expense for the three and six months ended July 3, 2022 and July 4, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Finance lease expense:
Amortization expense	$171	$87	$320	$173
Interest expense	87	59	178	117
Operating lease expense	350	351	701	702
Variable lease expense	84	76	169	154
Total lease expense	$692	$573	$1,368	$1,146

The following table presents supplemental cash flow information related to leases (in thousands):

	Six Months Ended
	July 3,	July 4,
	2022	2021
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$857	$764
Operating cash flows from finance leases	178	117
Financing cash flows from finance leases	479	211

The annual future minimum lease payments as of July 3, 2022 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,501	$1,315
12 to 24 months	1,466	1,286
24 to 36 months	1,222	1,209
36 to 48 months	1,062	778
48 to 60 months	832	51
Thereafter	421	0
Total lease payments	6,504	4,639
Less imputed interest	(1,084)	(666)
Total	$5,420	$3,973

The following table presents certain information related to lease terms and discount rates for leases as of July 3, 2022 and December 31, 2021:

	July 3,	December 31,
	2022	2021
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	4.8	5.3
Finance leases	3.5	4.0

Weighted-average discount rate (percentage):
Operating leases	8.0	8.0
Finance leases	8.5	8.5

(5)	Revenue from Contracts with Customers

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

Many of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $78,327,000 of remaining performance obligations as of July 3, 2022, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 21% of our remaining performance obligations as revenue in 2022, 54% in 2023 and the balance in 2024.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended July 3, 2022 and July 4, 2021:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Sypris Technologies – transferred point in time	$17,951	$17,139	$35,106	$30,329
Sypris Electronics – transferred point in time	1,844	2,655	3,797	3,270
Sypris Electronics – transferred over time	9,249	6,175	16,307	12,352
	$29,044	$25,969	$55,210	$45,951

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of July 3, 2022 and December 31, 2021 were $2,343,000 and $1,913,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of July 3, 2022, the contract liabilities balance was $15,774,000, which was included within accrued liabilities in the accompanying consolidated balance sheets. As of December 31, 2021, the contract liabilities balance was $19,888,000, of which $15,013,000 was included within accrued liabilities and $4,875,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $4,464,000 and $7,640,000 during the three and six months ended July 3, 2022, respectively. The Company recognized revenue from contract liabilities of $1,607,000 and $3,609,000 during the three and six months ended July 4, 2021, respectively.

Practical expedients and exemptions

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expense in the consolidated statements of operations.

We do not disclose the value of unsatisfied performance obligations for contracts with original expected lengths of one year or less.

(6)	Earnings (Loss) Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended July 3, 2022, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive. There were 4,000 potential common shares excluded from diluted earnings per share for the three and six months ended July 4, 2021.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) income per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
(Loss) income attributable to stockholders:
Net (loss) income as reported	$(629)	$3,823	$(392)	$2,193
Less distributed and undistributed earnings allocable to restricted award holders	0	0	0	0
Less dividends declared attributable to restricted award holders	0	0	0	0
Net (loss) income allocable to common stockholders	$(629)	$3,823	$(392)	$2,193

Income (loss) per common share attributable to stockholders:
Basic	$(0.03)	$0.18	$(0.02)	$0.10
Diluted	$(0.03)	$0.17	$(0.02)	$0.10

Weighted average shares outstanding – basic	21,723	21,356	21,700	21,475
Weighted average additional shares assuming conversion of potential common shares	0	1,490	0	1,504
Weighted average shares outstanding – diluted	21,723	22,846	21,700	22,979

(7)	Inventory

Inventory consists of the following (in thousands):

	July 3,	December 31,
	2022	2021
	(Unaudited)
Raw materials	$25,717	$23,694
Work in process	4,364	6,702
Finished goods	1,236	1,497
Reserve for excess and obsolete inventory	(1,938)	(1,793)
Total	$29,379	$30,100

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	July 3,	December 31,
	2022	2021
	(Unaudited)
Land and land improvements	$43	$43
Buildings and building improvements	7,927	7,863
Machinery, equipment, furniture and fixtures	62,261	61,050
Construction in progress	1,567	858
	71,798	69,814
Accumulated depreciation	(57,173)	(55,674)
	$14,625	$14,140

(9)	Debt

Debt outstanding consists of the following (in thousands):

	July 3,	December 31,
	2022	2021
	(Unaudited)
Current:
Finance lease obligation, current portion	$1,016	$983
Equipment financing obligations, current portion	347	336
Note payable – related party, current portion	2,500	0
Current portion of long term debt and finance lease obligations	$3,863	$1,319
Long Term:
Finance lease obligation	$2,957	$3,469
Equipment financing obligations	692	868
Note payable – related party	4,000	6,500
Less unamortized debt issuance and modification costs	(13)	(16)
Long term debt and finance lease obligations net of unamortized debt costs	$7,636	$10,821

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal as of July 3, 2022 and December 31, 2021. GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of July 3, 2022, our principal commitment under the Note was $2,500,000 due on April 1, 2023, $2,000,000 on April 1, 2024 and the balance on April 1, 2026. Interest on the promissory note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2023 and 2024.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Finance Lease Obligations

As of July 3, 2022, the Company had $3,973,000 outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2026 and a weighted average interest rate of 8.5%.

Equipment Financing Obligations

As of July 3, 2022, the Company had $1,039,000 million outstanding under equipment financing facilities, with effective interest rates ranging from 4.4% to 8.1% and payments due through 2026. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$403
12 to 24 months	376
24 to 36 months	254
36 to 48 months	90
48 to 60 months	23
Thereafter	0
Total payments	1,146
Less imputed interest	(107)
Total equipment financing obligations	$1,039

(10)	Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$17,951	$17,139	$35,106	$30,329
Sypris Electronics	11,093	8,830	20,104	15,622
	$29,044	$25,969	$55,210	$45,951

Gross profit:
Sypris Technologies	$2,131	$2,509	$5,263	$3,680
Sypris Electronics	1,649	1,800	3,026	2,445
	$3,780	$4,309	$8,289	$6,125

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Operating income (loss):
Sypris Technologies	$740	$1,316	$2,604	$1,443
Sypris Electronics	835	844	1,336	674
General, corporate and other	(1,532)	(1,267)	(2,777)	(2,290)
	$43	$893	$1,163	$(173)
Income (loss) before taxes:
Sypris Technologies	$544	$1,105	$2,163	$941
Sypris Electronics	797	840	1,258	664
General, corporate and other	(1,665)	2,191	(3,042)	1,022
	$(324)	$4,136	$379	$2,627

	July 3,	December 31,
	2022	2021
	(Unaudited)
Total assets:
Sypris Technologies	$36,475	$35,977
Sypris Electronics	34,540	35,599
General, corporate and other	5,346	7,929
	$76,361	$79,505

Total liabilities:
Sypris Technologies	$21,964	$20,666
Sypris Electronics	26,264	31,030
General, corporate and other	8,495	8,523
	$56,723	$60,219

(11)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of July 3, 2022 and December 31, 2021 was $680,000 and $659,000, respectively. The Company’s warranty expense for the three and six months ended July 3, 2022 and July 4, 2021 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and has been approved for development by the purchaser. As of July 3, 2022 and December 31, 2021, no amounts were accrued for any environmental matters.

On December 27, 2017, the U.S. Department of Labor (the “DOL”) filed a lawsuit alleging that the Company had misinterpreted the language of its Company’s 401(k) Plans (collectively, the “Plan”). The DOL does not appear to dispute that the Company reached such interpretation in good faith and after consulting with independent ERISA counsel. On January 26, 2022, an opinion was issued by the judge indicating that certain of the Plan language in dispute is unambiguous and would therefore limit the Company’s right to interpret such language. On March 28, 2022, an opinion and order was issued by the judge that denied motions for summary judgement from the Company and the DOL and on April 28, 2022 the judge approved a revised schedule for the litigation proceedings. If the DOL’s allegations were upheld by a court, the Company could be required to make additional contributions into the accounts of its Plan participants and penalties payable to the DOL could be imposed. The Company believes that it has affirmative defenses and is continuing to vigorously defend the matter. We are currently unable to estimate a loss or range of loss for this matter.

On February 17, 2017, several employees (“Lucas Plaintiffs”) of KapStone Charleston Kraft, LLC filed a lawsuit in South Carolina alleging that they had been seriously burned when they opened a hinged closure and a hot tar-like material spilled out. Among other claims, the Lucas Plaintiffs allege that Sypris Technologies designed and manufactured the closure, that the closure was defective and that those defects had caused or contributed to their injuries. Sypris Technologies’ motion to dismiss for lack of jurisdiction was denied on February 28, 2020. The Company regards these allegations to be without merit and any potential damages to be undeterminable. As a result, we are currently unable to estimate a loss or range of loss for this matter at this time. The Company’s general liability insurer has accepted the defense costs. The Company is continuing to vigorously defend the matter.

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to produce inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $60,104,000 as of July 3, 2022, of which $21,558,000 will be payable in 2022, $28,339,000 is due in 2023 and $10,207,000 will be due in 2024. The Company also had outstanding purchase commitments of $1,774,000 as of July 3, 2022 for the purchase of manufacturing equipment.

(12)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 21% in 2022 and 2021 and for its foreign operations at a statutory rate of 30% in 2022 and 2021. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

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

(13)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Service cost	$1	$1	$2	$2
Interest cost on projected benefit obligation	226	116	420	387
Net amortizations, deferrals and other costs	127	148	280	306
Expected return on plan assets	(221)	(136)	(409)	(378)
Net periodic benefit cost	$133	$129	$293	$317

The net periodic benefit cost of the defined benefit pension plans incurred during the three and six-month periods ended July 3, 2022 and July 4, 2021 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Service cost:
Selling, general and administrative expenses	$1	$1	$2	$2
Other net periodic benefit costs:
Other expense (income), net	132	128	291	315
Total	$133	$129	$293	$317

(14)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	July 3,	December 31,
	2022	2021
	(Unaudited)
Foreign currency translation adjustments	$(11,009)	$(11,440)
Employee benefit related adjustments – U.S., net of tax	(11,745)	(11,745)
Employee benefit related adjustments – Mexico, net of tax	191	191
Accumulated other comprehensive loss	$(22,563)	$(22,994)

(15)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at July 3, 2022 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic negatively impacted the Company’s results of operations, cash flows and financial position in 2020 and 2021, and in the first half of 2022. We have also continued to experience various degrees of supply chain challenges in the first half of 2022, including increased lead times for raw materials due to availability constraints and high demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue throughout 2022.

In connection with the supply chain challenges described above, we have experienced inflationary increases of certain raw materials, as well as logistics, transportation, utilities and labor costs. While we have taken pricing actions and we strive for productivity improvements that could help offset these inflationary cost increases, we expect inflationary cost increases to continue throughout 2022.

Sypris Technologies Outlook

Demand in the North American Class 4-8 commercial vehicle market began to recover in the second half of 2020 following an anticipated market decline in the first half of 2020 that was deepened by the impact of the COVID-19 pandemic. Market conditions have improved since then for commercial vehicles in addition to the automotive, sport utility vehicle and off-highway markets served by Sypris Technologies. While there is growing evidence of a slowing North American economy, the outlook for the remainder of 2022 for the commercial vehicle market indicates strong demand with Class 8 production expected to be up 15% over 2021 due to pent-up demand, capacity shortfalls and carrier profitability. Additionally, we believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as demand for our products in these markets has experienced less volatility than the Class 8 commercial vehicle market.

Reduced travel, business closures, and other economic impacts related to the COVID-19 pandemic suppressed oil and natural gas demand, which had adversely impacted the oil and gas markets served by our Tube Turns® brand of engineered product lines. This caused major pipeline developers to significantly scale back near-term capital investments in new pipeline infrastructure, which resulted in reduced demand for our products for the oil and gas markets during 2021 and the first half of 2022. Sales in this market are dependent on, among other things, the level of worldwide oil and gas drilling, the price of crude oil and natural gas and capital spending by exploration and production companies and drilling contractors. The U.S. land average rig count continues to be below pre-pandemic levels, but rose 13% in the second quarter of 2022 compared to the first quarter of 2022. As commodity prices improve and activity increases, we currently expect customer demand in this market to increase in 2022 compared to 2021. However, the conflict between Russia and Ukraine has led to disruption, instability and volatility in global markets and industries that could negatively impact our operations.

We will continue to pursue new business in a wide variety of markets from light automotive to new energy related product lines to achieve a more balanced portfolio across our customers, markets and products.

Sypris Electronics Outlook

As noted above, the COVID-19 pandemic continued to cause business impacts in the first half of 2022 including supply chain challenges and delays. The majority of the government aerospace and defense programs that we support require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to focus on our supply chain to attempt to mitigate the impact of supply component shortages on our business. Electronic component shortages may continue to be a challenge during the remainder of 2022. We may not be successful in addressing these shortages and other supply chain issues.

During 2021 and the first half of 2022, we announced new program awards for Sypris Electronics, with certain programs continuing into 2024. In addition to contract awards from Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts related to the communication and navigation markets, which align with our advanced capabilities for delivering products for complex, high cost of failure platforms.

On March 15, 2022, President Biden signed the Consolidated Appropriations Act, 2022, providing annual funding for the DoD and other government departments and agencies. The appropriation provided $781 billion for national defense, which includes the DoD, Department of Energy (DoE) nuclear weapons-related activities, and the national security activities of the Coast Guard, Federal Bureau of Investigation, and others. The DoD portion was $742.3 billion, $25 billion more than the President’s Fiscal Year (FY) 2022 request. Additionally, the legislation included $13.6 billion in supplemental funding to support Ukraine, including $3.5 billion for defense articles and $650 million in Foreign Military Financing (FMF) for Ukraine and other Eastern European allies. An additional $40 billion in emergency supplemental appropriations was approved by Congress in May 2022.

On March 28, 2022, President Biden’s Administration submitted to Congress the President’s FY 2023 budget request, which proposes $813 billion for national defense. The DoD portion of this request is $773 billion, a 4% increase above the FY 2022 enacted amount. On July 18, 2022, the Senate Armed Services Committee released its annual defense bill, which authorizes $847 billion in defense spending, an increase over President Biden’s Administration’s budget request. It is difficult to predict the specific course of future defense budgets. However, we believe the ongoing conflict in Ukraine has highlighted some of the national security threats to our nation and our allies, and the need for strong deterrence and a robust defense capability, as well as impacting our political and economic environment. More generally, the threat to U.S. national security remains very substantial and we believe that our capabilities should help our customers defend against current and future threats and, as a result, continue to allow for long-term profitable business growth.

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

Results of Operations

The tables below compare our segment and consolidated results for the three and six month periods of operations of 2022 to the three and six month periods of operations of 2021. The tables present the results for each period, the change in those results from 2021 to 2022 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended July 3, 2022 Compared to Three Months Ended July 4, 2021

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	July 3,	July 4,	Favorable	Favorable	July 3,	July 4,
	2022	2021	(Unfavorable)	(Unfavorable)	2022	2021
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$17,951	$17,139	$812	4.7%	61.8%	66.0%
Sypris Electronics	11,093	8,830	2,263	25.6	38.2	34.0
Total	29,044	25,969	3,075	11.8	100.0	100.0

Cost of sales:
Sypris Technologies	15,820	14,630	(1,190)	(8.1)	88.1	85.4
Sypris Electronics	9,444	7,030	(2,414)	(34.3)	85.1	79.6
Total	25,264	21,660	(3,604)	(16.6)	87.0	83.4

Gross profit:
Sypris Technologies	2,131	2,509	(378)	(15.1)	11.9	14.6
Sypris Electronics	1,649	1,800	(151)	(8.4)	14.9	20.4
Total	3,780	4,309	(529)	(12.3)	13.0	16.6

Selling, general and administrative	3,737	3,416	(321)	(9.4)	12.9	13.2
Operating income	43	893	(850)	(95.2)	0.1	3.4

Interest expense, net	263	211	(52)	(24.6)	0.9	0.8
Other expense, net	104	145	41	28.3	0.4	0.6
Forgiveness of PPP Loan and related interest	0	(3,599)	(3,599)	NM	0.0	(13.9)

(Loss) income before taxes	(324)	4,136	(4,460)	NM	(1.1)	15.9
Income tax expense, net	305	313	8	2.6	1.1	1.2

Net (loss) income	$(629)	$3,823	$(4,452)	NM	(2.2)%	14.7%

Six Months Ended July 3, 2022 Compared to Six Months Ended July 4, 2021.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Six
	Six Months Ended,		Change	Change	Months Ended
	July 3,	July 4,	Favorable	Favorable	July 3,	July 4,
	2022	2021	(Unfavorable)	(Unfavorable)	2022	2021
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$35,106	$30,329	$4,777	15.8%	63.6%	66.0%
Sypris Electronics	20,104	15,622	4,482	28.7	36.4	34.0
Total	55,210	45,951	9,259	20.1	100.0	100.0

Cost of sales:
Sypris Technologies	29,843	26,649	(3,194)	(12.0)	85.0	87.9
Sypris Electronics	17,078	13,177	(3,901)	(29.6)	84.9	84.3
Total	46,921	39,826	(7,095)	(17.8)	85.0	86.7

Gross profit:
Sypris Technologies	5,263	3,680	1,583	43.0	15.0	12.1
Sypris Electronics	3,026	2,445	581	23.8	15.1	15.7
Total	8,289	6,125	2,164	35.3	15.0	13.3

Selling, general and administrative	7,126	6,298	(828)	(13.1)	12.9	13.7
Operating income (loss)	1,163	(173)	1,336	NM	2.1	(0.4)

Interest expense, net	511	433	(78)	(18.0)	0.9	0.9
Other expense, net	273	366	93	25.4	0.5	0.8
Forgiveness of PPP Loan and related interest	0	(3,599)	(3,599)	NM	0.0	(7.8)

Income before taxes	379	2,627	(2,248)	(85.6)	0.7	5.7
Income tax expense, net	771	434	(337)	(77.6)	1.4	0.9

Net (loss) income	$(392)	$2,193	$(2,585)	NM	(0.7)%	4.8%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three and six-month periods ended July 3, 2022 increased $0.8 million and $4.8 million, respectively, from the prior year comparable periods. The comparison of net revenue for the three and six month periods includes price adjustments for increases in the market price of steel over the past year, which is contractually passed through to customers under certain contracts. The steel price adjustments totaled approximately $1.3 million and $2.4 million for the three and six month periods, respectively. The increase is partially offset by lower shipment volume to the commercial vehicle market. Production of Class 8 commercial vehicles in North America continues to be impacted by supply chain constraints unrelated to the availability of the drive axle shafts and other components we manufacture. This in turn has trickled down into our shipment volume, as our customers adjust their inventory levels to align with the end market build rates. Higher shipments of automotive, sport utility and energy components contributed to the revenue increase for the comparable six month periods.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $2.3 million and $4.5 million, respectively, for the three and six months ended July 3, 2022, from the prior year comparable periods. The increase in revenue for the three and six months ended July 3, 2022 was primarily related to the ramping of production during the year for two follow-on programs that began shipments during the fourth quarter of 2021. Additionally, the prior year was impacted by material availability, as receipts of a limited number of specific parts necessary to complete the build of products were delayed or, in other instances, required us to resource and obtain alternative parts or use alternative suppliers. While certain programs continue to be impacted by material availability during the current year, the impact has been less significant than in the prior year.

Gross Profit. Sypris Technologies’ gross profit decreased $0.4 million and increased $1.6 million for the three and six months ended July 3, 2022, respectively, from the prior year comparable periods. Revenue mix was slightly unfavorable for the three months ended July 3, 2022 contributing to the decrease in gross profit. Variable manufacturing costs also increased during the current year as inflationary pressure increased spend for consumable supplies and tooling, and natural gas and electricity rates increased from the prior year. The gross profit variance for both the three and six month periods also includes additional costs incurred during 2022 to support the increase in demand driven by the commercial vehicle market anticipated over the balance of 2022 and 2023. For the six months ended July 3, 2022, increased revenue from our higher value add components for the sport utility, automotive and energy markets contributed to the increase in gross profit.

Sypris Electronics’ gross profit decreased $0.2 million and increased $0.6 million for the three and six months ended July 3, 2022, respectively, from the prior year comparable periods. The decrease in gross profit for the three months ended July 3, 2022 was primarily a result of lower margins on new programs ramping during the period compared to margins on mature programs completed during 2021. Additional engineering costs were also incurred in 2022 on certain programs that have not yet reached full rate production. The increase in gross profit for the six months ended July 3, 2022 was primarily a result of the increase in revenue, which also had a positive impact on overhead absorption. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the balance of 2022.

Selling, General and Administrative. Selling, general and administrative expense increased by $0.3 million and $0.8 million for the three and six month periods ended July 3, 2022, respectively, as compared to the same periods in 2021, primarily as a result of a reinstatement of compensation for our Chairman, President and CEO and certain other senior leadership and corporate personnel and our Board of Directors, which had been reduced in 2020 across the Company amid the onset of the COVID-19 pandemic. Selling, general and administrative expense decreased as a percentage of revenue to 12.9% for the three and six months ended July 3, 2022, respectively from 13.2% and 13.7% for the three and six months ended July 4, 2021, respectively.

Forgiveness of PPP Loan and related interest. On June 28, 2021, the Company received notice from BMO Harris Bank National Association (“BMO”) that BMO had received confirmation from the Small Business Administration (“SBA”) that the Company’s application for forgiveness of a loan in the amount of $3.6 million (the “PPP Loan”) pursuant to expansion of the SBA 7(a) loan program, established under the CARES Act had been approved. The loan forgiveness request in the amount of $3.6 million was applied to the Company’s entire outstanding PPP Loan balance with BMO. During the three and six months ended July 4, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $3.6 million.

Income Taxes. The Company’s income tax expense for the three and six months ended July 3, 2022 and July 4, 2021 consists primarily of foreign income taxes on its Mexican subsidiaries.

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

Liquidity, Capital Resources

Cash Balance. As of July 3, 2022, we had approximately $7.5 million of cash and cash equivalents, of which $3.6 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

We have projected that our cash and cash equivalents will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including, but not limited to: (i) the impact of the COVID-19 pandemic and changes in worldwide and U.S. economic conditions (ii) meaningful shortfalls in projected revenue or sales proceeds from underutilized or non-core equipment, (iii) unexpected costs or expenses, (iv) operating difficulties which cause unexpected delays in scheduled shipments, and/or (v) inflation, could require us to seek additional funding or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

Material Cash Requirements

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of July 3, 2022 and December 31, 2021 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of July 3, 2022, our principal commitment under the Note was $2.5 million due on April 1, 2023, $2.0 million on April 1, 2024 and the balance on April 1, 2026. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2023 and 2024.

Finance Lease Obligations. As of July 3, 2022, the Company had $4.0 million outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2025 and a weighted average interest rate of 8.5%.

Equipment Financing Obligations. As of July 3, 2022, the Company had $1.0 million outstanding under equipment financing facilities, with fixed interest rates ranging from 4.4% to 8.1% and payments due through 2026.

Purchase Commitments. We had purchase commitments totaling approximately $61.9 million at July 3, 2022, primarily for inventory and manufacturing equipment, which are due through 2025.

Cash Flows

Operating Activities. Net cash used in operating activities was $2.0 million in the first six months of 2022 as compared to cash provided of $8.6 million in the same period of 2021. The aggregate increase in accounts receivable in 2022 resulted in a usage of cash of $1.2 million as a result of the increase in revenue for Sypris Technologies and Sypris Electronics over the prior year comparable period. Accrued and other liabilities decreased during the first six months of 2022, resulting in a use of cash of $3.9 million, primarily as a result of a decrease in contract liabilities. Inventory decreased during the period, providing a source of cash of $0.7 million. Additionally, there was an increase in accounts payable during the first six months of 2022, providing a source of cash of $0.8 million. Prepaid expenses and other current assets increased during the first six months of 2022 resulting in a cash use of $0.8 million primarily as a result of increased capitalized costs associated with programs in the startup phase of production at Sypris Electronics.

Investing Activities. Net cash used in investing activities was $1.8 million for the first six months of 2022 as compared to $1.2 million for the first six months of 2021. Net cash used in investing activities for the first six months of 2022 was comprised of capital expenditures of $1.8 million. Net cash used in investing activities for the first six months of 2021 was comprised of capital expenditures of $1.2 million.

Financing Activities. Net cash used in financing activities was $0.7 million for the first six months of 2022 as compared to $0.7 million for the first six months of 2021. Net cash used in financing activities in the first six months of 2022 included principal payments on finance leases and equipment financing obligations of $0.6 million and payments of $0.1 million for minimum statutory tax withholdings on stock based compensation. Net cash used in financing activities in the first six months of 2021 included principal payments on finance leases and equipment financing obligations of $0.3 million and payments of $0.4 million for minimum statutory tax withholdings on stock based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes in our critical accounting policies during the six months ended July 3, 2022.

Forward-looking Statements

This Quarterly Report on Form 10-Q, and our other oral or written communications, may contain “forward-looking” statements. These statements may include our expectations or projections about the future of our business, industries, business strategies, prospects, potential acquisitions, liquidity, financial condition or financial results and our views about developments beyond our control, including domestic or global economic conditions, including inflation, supply chain conditions, government spending, industry trends and market developments. These statements are based on management’s views and assumptions at the time originally made, and, except as required by law, we undertake no obligation to update these statements, even if, for example, they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views will come to pass, and undue reliance should not be placed on these forward-looking statements.

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; dependence on, retention or recruitment of key employees and highly skilled personnel and distribution of our human capital; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation; our failure to successfully win new business or develop new or improved products or new markets for our products; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; volatility of our customers’ forecasts especially in the commercial truck markets and our contractual obligations to meet current scheduling demands and production levels (especially in our Toluca Plant), which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; the impact of COVID-19 and economic conditions on our future operations; possible public policy response to the pandemic, including U. S or foreign government legislation or restrictions that may impact our operations or supply chain; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; the termination or non-renewal of existing contracts by customers; inaccurate data about markets, customers or business conditions; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability, warranty or environmental claims; our reliance on a few key customers, third party vendors and sub-suppliers; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; failure to adequately insure or to identify product liability, environmental or other insurable risks; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; the costs of compliance with our auditing, regulatory or contractual obligations; labor relations; strikes; union negotiations; costs associated with environmental claims relating to properties previously owned; pension valuation, health care or other benefit costs; our inability to patent or otherwise protect our inventions or other intellectual property from potential competitors; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; risks of foreign operations; currency exchange rates; inflation; war, geopolitical conflict, terrorism, or political uncertainty, including disruptions resulting from the conflict between Russia and Ukraine arising out of international sanctions, foreign currency fluctuations and other economic impacts; cyber security threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risks related to owning our common stock, including increased volatility; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Part II.	Other Information

Item 1	Legal Proceedings

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 16, 2022	By:	/s/ Anthony C. Allen
(Anthony C. Allen)
Vice President & Chief Financial Officer

Date:	August 16, 2022	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)