Form 10-K
period 2022-12-31
SYPRIS SOLUTIONS INC
filed 2023-03-16
CIK 864240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2022.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive	(Registrant’s telephone number,
offices, including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	SYPR	Nasdaq

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 3, 2022) was $26,580,726.

There were 22,196,099 shares of the registrant’s common stock outstanding as of March 10, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 11, 2023 are incorporated by reference into Part III to the extent described therein.

In this Annual Report on Form 10-K, “Sypris,” “the Company,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sypris Solutions, Inc. (“Sypris”, the “Company”, “we”, “our”, or “us”). These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “estimate,” “intend,” “may,” “will”, “in our view” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this Annual Report on Form 10-K or in other documents filed with the Securities and Exchange Commission, in press releases, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Briefly, we currently believe that such risks also include the following: our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; dependence on, retention or recruitment of key employees and highly skilled personnel and distribution of our human capital; volatility of our customers’ forecasts and our contractual obligations to meet current scheduling demands and production levels, which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; the termination or non-renewal of existing contracts by customers; the costs and supply of insurance on acceptable terms and with adequate coverage; the impact of COVID-19 and economic conditions on our future operations; possible public policy response to the pandemic, including U. S or foreign government legislation or restrictions that may impact our operations or supply chain; our failure to successfully win new business or develop new or improved products or new markets for our products; risks of foreign operations; currency exchange rates; inflation; war, geopolitical conflict, terrorism, or political uncertainty, including disruptions resulting from the Russia-Ukraine war arising out of international sanctions, foreign currency fluctuations and other economic impacts; our reliance on a few key customers, third party vendors and sub-suppliers; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability, warranty or environmental claims; failure to adequately insure or to identify product liability, environmental or other insurable risks; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; the costs of compliance with our auditing, regulatory or contractual obligations; labor relations; strikes; union negotiations; costs associated with environmental claims relating to properties previously owned; pension valuation, health care or other benefit costs; our inability to patent or otherwise protect our inventions or other intellectual property rights from potential competitors or fully exploit such rights which could materially affect our ability to compete in our chosen markets; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; U.S. government spending on products and services that Sypris Electronics provides, including the timing of budgetary decisions; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; cyber security threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risks related to owning our common stock, including increased volatility; or unknown risks and uncertainties. We undertake no obligation to update our forward-looking statements, except as may be required by law.

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

Sypris Technologies also manufactures energy-related products such as pressurized closures, insulated joints and other specialty products, primarily for oil and gas pipelines and related energy markets. These products are an important source of diversified revenues, which has become an area of greater focus for the Company. We are committed to exploring new product developments and potential new markets for our energy-related products, which will also be an increasing area of focus for the Company going forward.

Sypris Technologies represented approximately 63% of our net revenues in 2022.

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

During 2021 and 2022, we announced new program awards for Sypris Electronics, with certain programs continuing into 2024. In addition to contract awards from Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts related to the communication and navigation markets, which align with our advanced capabilities for delivering products for complex, high cost of failure platforms.

On March 28, 2022, President Biden's Administration submitted to Congress the President’s Fiscal Year (FY) 2023 budget request, which proposed $813.4 billion in total national defense spending, of which $773 billion was for the base budget of the DoD.

On December 29, 2022, the President signed the FY 2023 Omnibus Appropriations Act into law, which provides $858 billion in total national defense funding, of which $816.7 billion is for the DoD base budget. This reflects a $44.6 billion increase over the FY 2023 request for national defense spending, and a $43.7 billion increase for the DoD.

The FY 2023 Omnibus Appropriations Act also provided separate and additional funding of $47 billion for Ukraine, the fourth supplemental since March of 2022, bringing the total amount of supplemental funding authority provided to $113 billion.

The President’s FY 2024 budget request is anticipated to be submitted to Congress in March 2023, initiating the FY 2024 defense authorization and appropriations legislative process. In addition to the FY 2024 budget process, Congress will have to contend with the legal limit on U.S. debt, commonly known as the debt ceiling. The current statutory limit of $31.4 trillion was reached in January 2023, requiring the Treasury Department to take accounting measures to continue normally financing U.S. government obligations while avoiding exceeding the debt ceiling. It is expected, however, the U.S. government will exhaust these measures by June 2023. If the debt ceiling is not raised, the U.S. government may not be able to fulfill its funding obligations and there could be significant disruption to all discretionary programs and wider financial and economic repercussions. The federal budget and debt ceiling are expected to continue to be the subject of considerable congressional debate. Although we believe DoD, intelligence, and homeland security programs will continue to receive consensus support for increased funding and would likely receive priority if this scenario came to fruition, the effect on individual programs or our results cannot be predicted at this time.

We expect to compete for follow-on business opportunities as a subcontractor on future builds of several existing government programs. However, the federal budget and debt ceiling are expected to continue to be the subject of considerable uncertainty and the impact on demand for our products and services and our business are difficult to predict.

During 2022, the COVID-19 pandemic, supply chain challenges and increased demand caused global electronic component shortages, extended lead times and pricing escalations. This had a negative impact on our production schedules and margin performance in 2022 for Sypris Electronics. The majority of the government aerospace and defense programs that we support require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to focus on our supply chain to attempt to mitigate the impact of supply component shortages on our business. We expect that global delays of raw materials will impact overall component availability in 2023. We may not be successful in addressing these shortages and other issues.

Sypris Electronics accounted for approximately 37% of net revenue in 2022.

Our Markets

Sypris Technologies. The industrial manufacturing markets of this segment include automotive, truck and off-highway components and assemblies and specialty closures. The automotive, truck and off-highway components and assemblies market consists of the original equipment manufacturers, or OEMs, including FCA, Freightliner, GM, Mack, Navistar, PACCAR and Volvo, and an extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. Tier 1 companies represent the primary suppliers to the OEMs and include Meritor, Detroit Diesel Corporation (Detroit Diesel), American Axle & Manufacturing Holdings, Inc. (America Axle) and Transmisiones y Equipos Mecanicos, S.A. de C.V. (Tremec), among others. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components and assemblies market, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels. The customers for our specialty closure products consists primarily of operators and builders of oil and gas pipelines, which are also facing significant pressures to improve quality, reduce costs and defer capital expenditures.

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

Market conditions for our electronic manufacturing business are characterized by a number of factors. The nature of providing manufactured products to the aerospace and defense electronics industry as well as other regulated markets differs substantially from the commercial electronics manufacturing industry. The cost of failure can be significant, the manufacturing requirements are typically complex and products are produced in relatively small quantities. Companies within this industry are required to maintain and adhere to a number of strict and comprehensive certifications, security clearances and traceability standards.

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

Customer Concentration

Our five largest customers in 2022 were Sistemas Automotrices de Mexico, S.A de C.V. (Sistemas), Detroit Diesel, Northrop Grumman, ADI and SubCom, LLC (SubCom), which in the aggregate accounted for 70% of net revenue. Our five largest customers in 2021 were Sistemas, Detroit Diesel, Northrop Grumman, ADI and Tremec, which in the aggregate accounted for 68% of net revenue. In 2022, Sistemas, Detroit Diesel and Northrop Grumman, represented approximately 22%, 18% and 14% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2022. In 2021, Sistemas, Detroit Diesel and Northrop Grumman, represented approximately 21%, 18% and 16% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2021.

Geographic Areas and Currency Fluctuations

Our operations are located in the U.S. and Mexico. Our Mexican subsidiary is a part of Sypris Technologies and manufacture and sell a number of products similar to those Sypris Technologies produces or previously produced in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have primarily impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. dollars. For each of the years ended December 31, 2022 and 2021, “other expense, net” included foreign currency translation losses of less than $0.1 million.

Net revenues from our Mexican operations were $51.2 million, or 47%, and $45.4 million, or 47%, of our consolidated net revenues in 2022 and 2021, respectively. In 2022, net income from our Mexican operations was $2.2 million, as compared to our consolidated net loss of $2.5 million. In 2021, net income from our Mexican operations was $2.5 million, as compared to our consolidated net income of $2.9 million. You can find more information about our regional operating results, including our export sales, in Note 20 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

We have signed long-term supply agreements with Detroit Diesel, Volvo, Tremec and Sistemas. We have launched the Sypris Ultra® axle shaft with Detroit Diesel and have strong interest from others within the customer base who are interested in this patented product. We are continuing to explore other opportunities as they arise and have a significant number of outstanding quotations in progress, but there can be no assurances that our efforts to develop new sources of revenues will be successful.

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

We believe that the principal competitive factors in our markets include the availability of capacity, currency exchange rates (especially in low-cost countries), technological capability, flexibility, financial strength and timeliness in responding to design and schedule changes, and the price, quality and delivery requirements of our customers. Although we believe that we generally compete favorably with respect to many of these factors, some of our competitors, as compared to us, are larger and have greater financial and operating resources, greater geographic breadth and range of products, customer bases and brand recognition than we do. We also face competition from manufacturing operations of our current and potential customers that continually evaluate the relative benefits of internal manufacturing compared to outsourcing.

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

The Company has encountered a greater number of electronic component shortages and extended lead time issues due to shortages of certain components in the marketplace for the Sypris Electronics business. These shortages and extended lead times are expected to continue for the foreseeable future. This may result in increased prices, extension of our product delivery dates, and increased inventory levels for these components as we secure the necessary components from our suppliers or alternative suppliers.

There can be no assurance that supply interruptions, tariffs or price increases will not slow production, delay shipments to our customers or increase costs in the future, any of which could adversely affect our financial results. Delays, interruptions or non-optimal scheduling of production related to disruptions in raw materials supplies can be expected to increase our costs.

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

Human Capital

As of December 31, 2022, we had a total of 719 employees, of which 538 were engaged in manufacturing, 11 were engaged in sales and marketing, 52 were engaged in engineering and 118 were engaged in administration. Approximately 415 of our employees were covered by collective bargaining agreements with various unions that expire on various dates through 2025. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. Although we believe overall that relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

Throughout our Company’s history, we always recognized that people drive the strength of our business and our ability to effectively serve our clients and sustain our competitive position. We are focused on harmonizing our approach to talent to provide seamless opportunities and better experiences to our employees.

We have a Code of Conduct (“Code of Conduct”) applicable to all of our employees, our officers and directors and others (such as contractors) performing services for the Company. The Code of Conduct creates expectations and provides guidance on how to carry out our activities in accordance with our purpose, values and ethics, as well in compliance with applicable laws and Company policies. Our Code of Conduct includes topics such as anti-corruption, conflict of interest, discrimination, environmental responsibility, harassment, privacy, political activities, appropriate use of Company assets, protecting confidential information, and reporting Code of Conduct violations. It is used to reinforce our passion for operating in a fair, honest, responsible and ethical manner. The Code of Conduct also emphasizes the importance of having an open, welcoming environment in which all employees feel empowered to do what is right and are encouraged to voice concerns should violations of the Code of Conduct be observed. All employees are required to complete training on the Code of Conduct annually.

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

We had a net loss of $2.5 million in 2022. We believe that we need to increase our revenues through new business generation in order to operate profitably. We are working to increase our revenues with new and existing customers. However, if we are not successful in maintaining or increasing our revenues, we may be unable to maintain the critical mass of capital investments or talented employees that are needed to succeed in our chosen markets or to maintain our existing facilities, which could result in restructuring or exit costs. As we expand our customers and our products, we must also effectively manage a more diverse production schedule to avoid slowing our production output. As we are awarded new products with new customers, we must onboard new operational processes in an effective and efficient manner. We cannot assure you that we will be successful in maintaining or increasing our revenues with new and existing customers to a level necessary to achieve and maintain profitability.

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

Our five largest customers in 2022 were Sistemas, Detroit Diesel, Northrop Grumman, ADI and SubCom, which in the aggregate accounted for 70% of net revenue. The loss of any of these customers or any other significant customer, or the renewal of business on less favorable terms, would have a material adverse impact on our business and results of operations. Due to our customer concentration, if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants or change their purchasing patterns, our business may be harmed.

The truck components and assemblies industry has experienced consolidation, credit risk, highly cyclical market demand, labor unrest, rising steel costs, extensive raw material lead-times, bankruptcies and other obstacles. The demand for our energy-related products lines, historically, has risen and fallen with the prices of oil and/or natural gas, as our customers’ capital expenditures budgets tend to be dependent upon energy prices. We depend on the continued growth and financial stability of customers in these industries and our core markets, as well as general economic conditions. Adverse changes affecting these customers, markets or economic conditions could harm our operating results.

The aerospace and defense electronics industry has experienced consolidation, increased competition, disruptive new technologies and uncertain funding levels. The aerospace and defense industry is also pressured by cyclicality, component obsolescence and shortages, rapid technological change, shortening product life cycles, decreasing margins, and government procurement and certification processes. Our aerospace and defense business must continue to replenish key legacy programs with new technologies if we are to successfully maintain or expand our market share. Our failure to address any of these factors could impair our ability to grow and diversify our base of customers in this segment.

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

Unexpected changes in our customers’ demand levels and our ability to execute our production efficiently have harmed our operating results in the past and could do so in the future. Many of our customers will not commit to firm production or delivery schedules. Inaccurate forecasting of our customers’ requirements can disrupt the efficient utilization of our manufacturing capacity, inventories or workforce and can cause increases in our inventory and working capital levels. If we receive unanticipated orders or rapid increases in demand, these incremental volumes could be unprofitable due to the higher costs of operating above our optimal capacity. Disagreements over pricing, quality, delivery, capacity, exclusivity or trade credit terms could disrupt order schedules. Orders may also fluctuate due to changing global capacity and demand, new products, changes in market share, reorganizations or bankruptcies, material shortages, labor disputes, freight costs, tariffs or other factors that discourage outsourcing. Unanticipated interruptions in our production schedule may limit our ability to satisfy customers’ contractual requirements and we could be responsible for lost profits or penalties for delays in delivery. These forces could increase, decrease, accelerate, delay or cancel our delivery schedules and could have a material adverse effect on our results of operations, financial condition and cash flows.

Congressional budgetary constraints or reallocations could reduce our government related sales.

Sypris Electronics serves as a contractor for large aerospace and defense companies such as Northrop Grumman, BAE Systems and Collins Aerospace, typically under federally funded programs, which represented approximately 28% and 29% of net revenue in 2022 and 2021, respectively.

Budget uncertainty, the potential for U.S. Government shutdowns, the use of continuing resolutions, and the federal debt ceiling can adversely affect our industry and the funding for our programs. If appropriations are delayed or a government shutdown were to occur and were to continue for an extended period of time, we could be at risk of program cancellations and other disruptions and nonpayment. When the U.S. Government operates under a continuing resolution, new contract and program starts are restricted and funding for our programs may be unavailable, reduced or delayed. Shifting funding priorities or federal budget compromises, also could result in reductions in overall defense spending on an absolute or inflation-adjusted basis, which could adversely impact our business.

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

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity, which could have an adverse effect on our business, results of operations and financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies and related service providers can similarly reduce or defer major expenditures by these companies and service providers given the long-term nature of many large-scale development projects. Oil prices are particularly sensitive to actual and perceived threats to global political stability and to changes in production from OPEC member states. The war in Ukraine could continue to contribute to the volatility in global oil and gas prices and continued sanctions against Russia could impact demand for our products and adversely affect our profitability. Additionally, potential climate change regulation, including a potential carbon tax, could adversely affect the level of exploration, development and production activity of certain of our customers and the demand for our services and products.

The Company’s operating results can be adversely affected by inflation, changes in the cost or availability of labor, raw materials, energy, transportation and other necessary supplies and services, as well as the impact of tariffs.

We are currently experiencing inflationary pressures on our operating costs. Competition for labor is becoming more acute and we have experienced increased labor costs as a result. For significant portions of our business, we purchase raw materials and component parts which have been designated or specified by our customers, at prices negotiated by our customers. Raw material price fluctuations and volatility in the commodity markets, including tariffs and trade restriction could impact prices in the future. In any event, for a growing part of our business, we arrange our own suppliers and we could be impacted by the risks of any price increases, trade restrictions or production delays.  Increases in the costs of steel or other supplies could also increase our working capital requirements and scrap expenses. In addition, we have experienced increased costs for the transportation of our products. We may not be able to fully offset any cost increases through cost reduction programs or price increases of our products, especially given the competitive environment. If we are not able to sufficiently increase our pricing to offset these increased costs or if increased costs and prolonged inflation continue, it could materially and adversely affect our business, operating results and profitability. Sustained price increases may lead to declines in volume. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. In addition, volatility in certain commodity markets could significantly affect our production cost.

Our business benefits from free trade agreements, such as the United States-Mexico-Canada Agreement and efforts to withdraw from, or substantially modify such agreement in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements and exchange controls or new barriers to entry, could limit our ability to capitalize on current and future growth opportunities in international markets, impair our ability to expand the business by offering new technologies, products and services, and could adversely impact our production costs, customer demand and our relationships with customers and suppliers. Any of these consequences could have a material adverse effect on our results of operations, financial condition and cash flows.

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

The markets for our products are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities. We could fail to make required capital investments, develop or successfully market products that meet changing customer needs and anticipate or respond to technological changes in a cost-effective and timely manner. Our inability to successfully launch or sustain new or next generation programs or product features, especially in accordance with budgets or committed delivery schedules, could materially adversely affect our financial results. We could encounter competition from new or developing technologies that render our technologies and equipment less profitable or obsolete in our chosen markets and our operating results may suffer. In particular, the Company is currently ramping production on certain programs and also continuing to pursue new programs in an attempt to increase Sypris Electronics’ revenues. However, the initial production phase of new programs and substantial increases in production volumes may be costly and can be slower than anticipated. Increasing production volumes to meet customer demand within Sypris Electronics may not be successful.

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

●	efforts to increase our manufacturing capacity, maintain quality control systems and launch new programs, especially as we continue to increase production at each of our operating locations;

●	the breakdown or the need for major repairs of critical machinery or equipment, especially as we increase production at our Mexico operations;

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

We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information, as do our customers, vendors, suppliers and subcontractors, including the threat of ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical events and other uncertainties, such as the war in Ukraine. Prior cyber attacks directed at us have resulted in security breaches, but to date have not had a material impact on our financial results.   We have robust measures in place to address and mitigate cyber-related risks. However, we expect we will continue to experience additional attempted attacks in the future, including from nation states and criminal actors. We continue to invest in the cybersecurity and resiliency of our networks and products and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and often are not recognized until launched against a target, or even some time after. We may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable, and/or comply with applicable legal requirements. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Insider or employee cyber and security threats are also a significant concern for all companies, including ours. We depend on our customers, suppliers, and other business partners to implement adequate controls and safeguards to protect against and report cyber incidents. If they fail to deter, detect or report cyber incidents in a timely manner, we may suffer financial and other harm, including to our information, operations, performance, employees and reputation. Although we implement various measures and controls to monitor and mitigate risks associated with these threats and to increase the cyber resiliency of our infrastructure and products, there can be no assurance that these processes will be sufficient. Successful attacks could lead to losses or misuse of sensitive information or capabilities; theft or corruption of data; harm to personnel, infrastructure or products; financial costs and liabilities and protracted disruptions in our operations and performance.

Although we work cooperatively with our customers and our suppliers, subcontractors, vendors and other partners to seek to minimize the impacts of cyber threats, other security threats or business disruptions, we must rely on the safeguards put in place by those entities, and those safeguards might not be effective.

The costs related to cyber security or other security threats or disruptions may not be fully insured or indemnified by other means. Additionally, obtaining external providers with expertise for assisting with the recovery from or defense against a cyber incident may not be obtainable on acceptable terms. Occurrence of any of these events could adversely affect our internal operations, the products we provide to customers, loss of competitive advantages derived from our research and development efforts, early obsolescence of our products, our future financial results, our reputation or our stock price.

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

Until the Company is able to achieve and maintain consistent profitability, there can be no assurances that the Company will succeed in attracting new, acceptable sources of debt or equity capital. If we are unable to achieve and maintain profitability, we may need to use existing cash resources or other assets to fund operating losses. While we have borrowed from Gill Family Capital Management, Inc. (“GFCM”), an entity controlled by the Gill family that beneficially owns approximately 14.8% of our common stock, on acceptable terms in the past, there can be no assurances that such debt financing would be available in the future.

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

Our future liquidity and capital requirements depend on numerous factors other than bank borrowings or debt financing, including the pace at which we can effectively cut costs, increase revenues or successfully launch new products. We have pursued strategies that rely on research and development efforts to develop and commercialize our new products. We may not have the financial resources or be able to raise funds necessary to pursue these strategies under any future debt agreements which could further limit our ability to replace the loss of revenues. We may be unable fully to exploit or adequately to protect intellectual property rights resulting from our development efforts, which could materially affect our ability to compete, our reputation and our financial position, results of operations and/or cash flows.

Labor Relations Risks

We must attract and retain qualified employees while successfully managing related costs.

Our future success in a changing business environment, including during rapid changes in the size, complexity or skills required of our workforce, will depend to a large extent upon the efforts and abilities of our executive, managerial and technical employees. The loss of key employees, could have a material adverse effect on our operations. Our future success will also require an ability to attract and retain qualified employees, especially those with engineering or production expertise in our core business lines.

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

As of December 31, 2022, we had collective bargaining agreements covering approximately 415 employees (all of which were in Sypris Technologies), or 58% of our total employees. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements expiring within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees in Mexico represented approximately 55% of the Company’s workforce, or 394 employees at December 31, 2022. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers as well as maintain good relations with our employees and labor unions. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

Groundwater and other contamination has occurred at certain of our current and former facilities during the operation of those facilities by their former owners, and this contamination may occur at future facilities we operate or acquire. There is no assurance that environmental indemnification agreements we have secured from the former owners of certain of these properties will be adequate to protect us from liability. Additionally, certain property we sold which was designated as Brownfields is under development by the current owners and could expose us to future costs.

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

A natural disaster could disrupt our operations, or our customers’ or suppliers’ operations and could adversely affect our results of operations and financial condition. Although we have plans designed to mitigate the impact of natural disasters on our operations, those plans may be insufficient, and any catastrophe may disrupt our ability to manufacture and deliver products to our customers, resulting in an adverse impact on our business and results of operations. In addition, our global operations expose us to risks associated with public health crises, such as pandemics, epidemics, and quarantines or shutdowns related to public health crisis and other catastrophic events, which could harm our business and cause our operating results to suffer. For example, the COVID-19 pandemic resulted in travel disruption, trade disruption and adversely affected our operations.

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

Our businesses operate in heavily regulated environments. We must successfully manage the risk of changes in or adverse actions under applicable law or in our regulatory authorizations, licenses and permits, governmental security clearances or other legal rights to operate our businesses, to manage our work force or to import and export goods and services as needed. Our business activities expose us to the risks of litigation with respect to our customers, suppliers, creditors, stockholders or from warranty claims or product liability, environmental or asbestos-related matters. We also face the risk of other adverse regulatory actions, compliance costs or governmental sanctions, as well as the costs and risks related to our ongoing efforts to design and implement effective internal controls. While we maintain insurance coverage with respect to certain product liability claims or other legal claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. Furthermore, even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and us.

General Risks

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

Our insurance coverage, customer indemnifications or other liability protections may be unavailable or inadequate to cover all of our significant risks, which could adversely affect our profitability and overall financial position. We endeavor to obtain insurance from financially solid, responsible, highly rated counterparties in established markets to cover significant risks and liabilities (including, for example, natural disasters, space launches and on-orbit operations, cyber security, hazardous operations, energetics and products liability). Not every risk or liability can be insured, and insurance coverage is not always reasonably available. The policy limits and terms of coverage reasonably obtainable may not be sufficient to cover actual losses or liabilities. Even if insurance coverage is available, we are not always able to obtain it at a price or on terms acceptable to us or without increasing exclusions. Disputes with insurance carriers over the availability of coverage, and the insolvency of one or more of our insurers has affected and may continue to affect the availability or timing of recovery, as well as our ability to obtain insurance coverage at reasonable rates in the future. In some circumstances we may be entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws or otherwise. However, these protections are not always available, are difficult to negotiate and obtain, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover our losses or liabilities. If insurance coverage, customer indemnifications and/or other legal protections are not available or are not sufficient to cover risks or losses, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

Location	Segment (Market Served)	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:
Louisville, Kentucky		Lease (2024)	13,800
Manufacturing Facilities:
Louisville, Kentucky	Sypris Technologies (Oil & Gas Pipeline Components)	Own	57,000	ISO 9001
Tampa, Florida	Sypris Electronics (Aerospace & Defense Electronics)	Lease (2027)	50,000	ISO 9001 AS 9100 NASA-STD-8739 IPC-A-610, Class 3 J-STD-001, Class 3 NADCAP accredited
Toluca, Mexico	Sypris Technologies (Truck Components and Oil & Gas Pipeline Components)	Lease (2026)	215,000	IS 14001 TS 16949 ASME Certified Clean Industry Certified

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at various of our facilities.

Certification/Specification	Description

AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

ASME Certified	Performance criteria determined by the American Society of Mechanical Engineers.

Clean Industry Certified	Mexican Environmental Protection Agency sponsored voluntary regulatory program for pollution control.

IPC-A-610	A certification process for electronics assembly manufacturing which describes materials, methods and verification criteria for producing high quality electronic products. Class 3 specifically includes high performance or performance-on-demand products where equipment downtime cannot be tolerated, end-use environment may be uncommonly harsh, and the equipment must function when required.

J-STD-001	A family of voluntary standards of industry-accepted workmanship criteria for electronic assemblies.

ISO 14001	A set of standards and procedures relating to environmental compliance management.

ISO 9001	A certification process comprised of quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products.

Certification/Specification	Description

NADCAP accredited	The National Aerospace and Defense Contractors Accreditation Program is a global cooperative accreditation program for aerospace engineering, defense and related industries.

NASA-STD-8739	A specification for space programs designated by the National Aeronautics and Space Administration.

TS 16949	A quality certification system developed within the automotive sector. Using ISO 9001:2000 as its foundation, ISO/TS 16949:2002 specifies the quality management system (QMS) requirements for the design, development, production, installation and servicing of automotive related products.

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

As of March 1, 2023, there were 573 holders of record of our common stock. No cash dividends were declared during 2022 or 2021.

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. We do not anticipate paying dividends in 2023.

There were no shares of common stock repurchased during the three months ended December 31, 2022.

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

Impact of COVID-19, Inflation and Supply Chain Challenges on Our Business

The COVID-19 pandemic negatively impacted the Company’s results of operations, cash flows and financial position in 2021 and to a lesser extent in 2022. We have also continued to experience various degrees of supply chain challenges in 2022, including increased lead times for raw materials due to availability constraints and high demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue throughout 2023.

In connection with the supply chain challenges described above, we have experienced inflationary increases of certain raw materials, as well as logistics, transportation, utilities and labor costs. While we have taken pricing actions and we strive for productivity improvements that could help offset these inflationary cost increases, we expect inflationary cost increases to continue throughout 2023.

Sypris Technologies Outlook

Demand in the North American Class 4-8 commercial vehicle market began to recover in the second half of 2020 following an anticipated market decline in the first half of 2020 that was deepened by the impact of the COVID-19 pandemic. Market conditions have improved since then for commercial vehicles in addition to the automotive, sport utility vehicle and off-highway markets also served by Sypris Technologies. While there is growing evidence of a slowing North American economy, we believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as the demand cycles for our products in these markets differs from than the Class 8 commercial vehicle market, thereby reducing volatility in our revenue profile.

Reduced travel, business closures, and other economic impacts related to the COVID-19 pandemic suppressed oil and natural gas demand, thereby adversely impacting the oil and gas markets served by our Tube Turns® brand of engineered products. This caused major pipeline developers to significantly scale back near-term capital investments in new pipeline infrastructure, which resulted in reduced demand for our products for the oil and gas markets during 2021 and 2022. Sales in this market are dependent on, among other things, the level of worldwide oil and gas drilling, the price of crude oil and natural gas and capital spending by exploration and production companies and drilling contractors. The U.S. average land rig count continues to be below pre-pandemic levels but rose 33% in the fourth quarter of 2022 compared to the fourth quarter of 2021. As commodity prices improve and activity increases, particularly in liquefied natural gas (“LNG”) shipments to Europe, we currently expect customer demand in this market to increase in 2023 compared 2022. However, the war between Russia and Ukraine has led to disruption, instability and volatility in global markets and industries that could negatively impact our operations.

Sypris Electronics Outlook

As noted above, the COVID-19 pandemic continued to contribute to business impacts in 2022 including supply chain challenges and delays. The majority of the government aerospace and defense programs that we support require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to focus on our supply chain to attempt to mitigate the impact of supply component shortages on our business. Electronic component shortages may continue to be a challenge during 2023. We may not be successful in addressing these shortages and other supply chain issues.

During 2021 and 2022, we announced new program awards for Sypris Electronics, with certain programs continuing into 2024. In addition to contract awards from Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts related to the communication and navigation markets, which align with our advanced capabilities for delivering products for complex, high cost of failure platforms.

On March 28, 2022, President Biden's Administration submitted to Congress the President’s Fiscal Year (FY) 2023 budget request, which proposed $813.4 billion in total national defense spending, of which $773 billion was for the base budget of the DoD.

On December 29, 2022, the President signed the FY 2023 Omnibus Appropriations Act into law, which provides $858 billion in total national defense funding, of which $816.7 billion is for the DoD base budget. This reflects a $44.6 billion increase over the FY 2023 request for national defense spending, and a $43.7 billion increase for the DoD.

The FY 2023 Omnibus Appropriations Act also provided separate and additional funding of $47 billion for Ukraine, the fourth supplemental since March of 2022, bringing the total amount of supplemental funding authority provided to $113 billion.

The President’s FY 2024 budget request is anticipated to be submitted to Congress in March 2023, initiating the FY 2024 defense authorization and appropriations legislative process. In addition to the FY 2024 budget process, Congress will have to contend with the legal limit on U.S. debt, commonly known as the debt ceiling. The current statutory limit of $31.4 trillion was reached in January 2023, requiring the Treasury Department to take accounting measures to continue normally financing U.S. government obligations while avoiding exceeding the debt ceiling. It is expected, however, the U.S. government will exhaust these measures by June 2023. If the debt ceiling is not raised, the U.S. government may not be able to fulfill its funding obligations and there could be significant disruption to all discretionary programs and wider financial and economic repercussions. The federal budget and debt ceiling are expected to continue to be the subject of considerable congressional debate. Although we believe DoD, intelligence, and homeland security programs will continue to receive consensus support for increased funding and would likely receive priority if this scenario came to fruition, the effect on individual programs or our results cannot be predicted at this time.

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

Long-lived asset impairment. We perform periodic impairment analysis on our long-lived amortizable assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operations are unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review. The Company did not have any long-lived assets measured at fair value on a nonrecurring basis as of December 31, 2022 or 2021.

Pension Plan Funded Status. Our U.S. defined benefit pension plans are closed to new entrants and an insignificant amount of service-related cost was recorded in 2022 related to a small number of participants who are still accruing benefits in the Louisville Hourly and Salaried Plans. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Plan liabilities at December 31, 2022 are based upon a discount rate of 5.40% which reflects the Above Mean Mercer Yield Curve rate as of December 31, 2022 rounded to the nearest 5th basis point. Declining discount rates increase the present value of future pension obligations; a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $0.5 million. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward-looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of 2.35% for the Louisville Hourly Plan, 3.40% for the Marion Plan and 2.65% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2022 was appropriate. A change in the assumed rate of return on plan assets of 100 basis points would result in a $0.2 million change in the estimated 2023 pension expense.

At December 31, 2022, we have $10.0 million of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated Other Comprehensive Income and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants.

Based on the current funded status of our U.S. plans, we expect to contribute less than $0.1 million during 2023, which represents the minimum funding amounts required by federal law.

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

Results of Operations

We operate in two segments, Sypris Technologies and Sypris Electronics. The table presented below compares our segment and consolidated results of operations from 2022 to 2021. The table presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

				Year Over
			Year Over	Year	Results as Percentage of
	Year Ended		Year	Percentage	Net Revenue for the
	December 31,		Change	Change	Year Ended
			Favorable	Favorable	December 31,
	2022	2021	(Unfavorable)	(Unfavorable)	2022	2021
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$69,259	$61,737	$7,522	12.2%	62.9%	63.4%
Sypris Electronics	40,862	35,697	5,165	14.5	37.1	36.6
Total net revenue	110,121	97,434	12,687	13.0	100.0	100.0
Cost of sales:
Sypris Technologies	60,709	53,622	(7,087)	(13.2)	87.7	86.9
Sypris Electronics	34,559	29,306	(5,253)	(17.9)	84.6	82.1
Total cost of sales	95,268	82,928	(12,340)	(14.9)	86.5	85.1
Gross profit:
Sypris Technologies	8,550	8,115	435	5.4	12.3	13.1
Sypris Electronics	6,303	6,391	(88)	(1.4)	15.4	17.9
Total gross profit	14,853	14,506	347	2.4	13.5	14.9
Selling, general and administrative	14,489	12,596	(1,893)	(15.0)	13.2	12.9
Operating income	364	1,910	(1,546)	(80.9)	0.3	2.0
Interest expense, net	1,110	868	(242)	(27.9)	1.0	0.9
Other expense, net	800	645	(155)	(24.0)	0.7	0.7
Forgiveness of PPP Loan and related interest	—	(3,599)	(3,599)	NM	—	(3.7)
(Loss) income before income taxes	(1,546)	3,996	(5,542)	NM	(1.4)	4.1
Income tax expense, net	948	1,073	125	11.6	0.9	1.1
Net (loss) income	$(2,494)	$2,923	$(5,417)	NM	(2.3)%	3.0%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies increased $7.5 million from the prior year to $69.3 million in 2022. The increase in net revenue for the period includes price adjustments for increases in the market price of steel over the past year, which is contractually passed through to customers under certain contracts. The steel price adjustments totaled approximately $4.1 million for the year ended December 31, 2022. Additionally, the Company also had higher shipment volumes of sport utility and energy components in 2022 as compared to 2021. Revenue for Sypris Technologies is expected to increase in 2023, primarily attributable to higher energy component sales and new program expansion with existing customers in the commercial vehicle market.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $5.2 million to $40.9 million in 2022. The increase in revenue for the year ended December 31, 2022 was primarily related to the ramping of production during the year for two follow-on programs that began shipments during the fourth quarter of 2021. Results for the year ended December 31, 2022 and 2021, were impacted by material availability. Certain programs have been impacted by material availability as receipts of a limited number of specific parts necessary to complete the build of the products were delayed or, in other instances, required us to resource and obtain alternative parts or use alternative suppliers. The order backlog for Sypris Electronics is expected to support an increase in revenue during 2023, but revenue could continue to be negatively impacted by material availability.

Gross Profit. Sypris Technologies’ gross profit increased $0.4 million to $8.5 million in 2022 as compared to $8.1 million in the prior year. The net increase in volumes contributed to an increase in gross profit of $2.6 million for the year ended December 31, 2022 from the prior year. Partially offsetting this increase were inflationary cost increases, unfavorable product mix, increased operating supply spend, additional equipment maintenance expenses in support of the increase in revenue in 2022.

Sypris Electronics’ gross profit decreased $0.1 million to $6.3 million as compared to $6.4 million in the prior year. The decrease in gross profit for the year ended December 31, 2022 was primarily the result of lower margins on new programs ramping during the period compared to margins on mature programs completed during 2021. Additional engineering costs were also incurred in 2022 on certain programs that have not yet reached full rate production. The expected increase in revenue during 2023 attributable to order backlog is expected to favorably impact overhead absorption and the contribution margin from higher volumes is further expected to generate gross profit expansion.

Selling, General and Administrative. Selling, general and administrative expense increased $1.9 million to $14.5 million in 2022 as compared to $12.6 million in 2021. The increase in selling general and administrative expense for the year ended December 31, 2022 was the result of a reinstatement of compensation of our Chairman, President and CEO and certain other senior leadership and corporate personnel and our Board of Directors, which had been reduced in 2020 across the Company amid the onset of the COVDID-19 pandemic. Additionally, the Company experienced higher employee medical insurance claim expense and an increase in headcount to support the increase in volumes for Sypris Technologies. Selling, general and administrative expense increased as a percentage of revenue to 13.2% for the year ended December 31, 2022 from 12.9% for the year ended December 31, 2021.

Other Expense, Net. Other expense, net, was $0.8 million in 2022 as compared to $0.6 million for 2021. During the year ended December 31, 2022, the Company recognized pension expense of $0.6 million. Foreign currency related expenses were not material for the year ended December 31, 2022.

During the year ended December 31, 2021, the Company pension expense of $0.6 million. Foreign currency related expenses were not material for the year ended December 31, 2021.

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

Income Taxes. The 2022 income tax provision consists of current tax expense of $0.6 million and deferred tax expense of $0.3 million. The 2021 income tax provision consists of current tax expense of $0.1 million and a deferred tax expense of $1.0 million. The current tax expense in 2022 and 2021 includes taxes paid by our Mexican subsidiary and domestic state income taxes and adjustments. The 2022 and 2021 deferred tax expense includes net changes in the foreign deferred tax assets during the year.

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

Liquidity and Capital Resources

Cash Balance. At December 31, 2022, we had approximately $21.6 million of cash and cash equivalents, of which $3.6 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as capital expenditures, for at least the next 12 months and beyond. Significant changes from our current forecasts, including, but not limited to: (i) meaningful shortfalls in our projected revenues, (ii) unexpected costs or expenses, and/or (iii) operating difficulties which cause unexpected delays in scheduled shipments, could require us to seek additional funding or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

Material Cash Requirements

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of December 31, 2022 and 2021 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of December 31, 2022, our principal commitment under the Note was $2.5 million due on April 1, 2023, $2.0 million on April 1, 2024 and the balance on April 1, 2026. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2023 and 2024.

The Note provides for a first security interest in substantially all of the Company’s assets, including those in Mexico (see Note 12 to the consolidated financial statements in this Annual Report on Form 10-K).

Finance Lease Obligations. As of December 31, 2022, the Company had $3.6 million outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2026 and a weighted average interest rate of 8.5%.

Equipment Financing Obligations. As of December, 2022, the Company had $1.1 million outstanding under equipment financing facilities, with effective interest rates ranging from 4.4% to 8.1% and payments due through 2028.

Purchase Commitments. We had purchase commitments totaling approximately $68.9 million at December 31, 2022, primarily for inventory.

Cash Flows from Operating, Investing and Financing Activities

Operating Activities. Net cash provided by operating activities was $13.8 million in 2022, as compared to $4.2 million in 2021. The increase in inventory in 2022 resulted in a usage of cash of $11.8 million. The increase in inventory is primarily in support of new program revenue growth for Sypris Electronics. A significant portion of the inventory receipts were funded through prepayments from customers of Sypris Electronics in 2022, which are recorded as contract liabilities and are the primary component of the $20.4 million increase in accrued and other liabilities during 2022. Accounts payable also increased during 2022, primarily associated with the inventory additions, providing a source of cash of $5.6 million. Prepaid expenses and other current assets increased during 2022 resulting in a cash use of $3.1 million primarily as a result of an increase in taxes refundable in Mexico, increased capitalized costs associated with programs in the startup phase of production at Sypris Electronics and increased contract assets.

Investing Activities. Net cash used in investing activities was comprised of capital expenditures of $3.0 million and $2.8 million in 2022 and 2021, respectively.

Financing Activities. Net cash used in financing activities was $1.4 million in 2022 as compared to $1.3 million in 2021. Net cash used in financing activities in 2022 included principal payments on finance lease and equipment financing obligations of $1.3 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation. Net cash used in financing activities in 2021 included principal payments on finance lease and equipment financing obligations of $0.7 million and payments of $0.6 million for minimum statutory tax withholdings on stock-based compensation.

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

Item 8.     Financial Statements and Supplementary Data

SYPRIS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Sypris Solutions, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Net revenue and gross profit recognized over time

As more fully described in Notes 1 and 3 to the financial statements, for contracts where the Company serves as a contractor for aerospace and defense companies under federally funded programs, revenue and gross profit is recognized over time due to the continuous transfer of control to the customer based upon the extent of progress towards completion of the performance obligation. The Company uses labor hours incurred as the measure of progress as it best depicts the Company’s performance of the obligation to the customer. Under this measure of progress, the extent of progress towards completion is measured based on the ratio of labor hours incurred to date to the total estimated labor hours to complete the performance obligation. Revenue and gross profit are recognized based on the extent of progress towards completion of the performance obligation.

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

San Francisco, California

March 16, 2023

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year ended December 31,
	2022	2021

Net revenue	$110,121	$97,434
Cost of sales	95,268	82,928
Gross profit	14,853	14,506
Selling, general and administrative	14,489	12,596
Operating income	364	1,910
Interest expense, net	1,110	868
Other expense, net	800	645
Forgiveness of PPP Loan and related interest	0	(3,599)
(Loss) income before income taxes	(1,546)	3,996
Income tax expense, net	948	1,073
Net (loss) income	$(2,494)	$2,923
(Loss) income per common share:
Basic	$(0.11)	$0.14
Diluted	$(0.11)	$0.13
Cash dividends per common share	$0	$0
Weighted average shares outstanding:
Basic	21,729	21,585
Diluted	21,729	23,001

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year ended December 31,
	2022	2021

Net (loss) income	$(2,494)	$2,923
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense	982	(593)
Employee benefit related, net of tax expense	1,167	2,297
Other comprehensive income	2,149	1,704
Comprehensive (loss) income	$(345)	$4,627

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$21,648	$11,620
Accounts receivable, net	8,064	8,467
Inventory, net	42,133	30,100
Other current assets	8,133	5,868
Total current assets	79,978	56,055
Property, plant and equipment, net	15,532	14,140
Operating lease right-of-use assets	4,251	5,140
Other assets	4,383	4,170
Total assets	$104,144	$79,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,638	$11,962
Accrued liabilities	33,316	19,646
Operating lease liabilities, current portion	1,168	1,063
Finance lease obligations, current portion	1,102	983
Equipment financing obligations, current portion	398	336
Note payable – related party, current portion	2,500	0
Total current liabilities	56,122	33,990
Operating lease obligations, net of current portion	3,710	4,878
Finance lease obligations, net of current portion	2,536	3,469
Equipment financing obligations, net of current portion	738	868
Note payable – related party	3,989	6,484
Other liabilities	17,474	10,530
Total liabilities	84,569	60,219
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 22,175,664 shares issued and 22,175,645 outstanding in 2022 and 21,864,743 shares issued and 21,864,724 outstanding in 2021	221	218
Additional paid-in capital	155,535	154,904
Accumulated deficit	(115,336)	(112,842)
Accumulated other comprehensive loss	(20,845)	(22,994)
Treasury stock, 19 shares in 2022 and 2021	0	0
Total stockholders’ equity	19,575	19,286
Total liabilities and stockholders’ equity	$104,144	$79,505

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,494)	$2,923
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,088	2,646
Forgiveness of PPP Loan and related interest	0	(3,599)
Deferred income taxes	329	1,015
Non-cash compensation	683	491
Deferred loan costs amortized	6	7
Net loss on disposal or abandonment of assets	0	11
Provision for excess and obsolete inventory	65	162
Non-cash lease expense	890	963
Other noncash items	(148)	150
Contributions to pension plans	(60)	(297)
Changes in operating assets and liabilities:
Accounts receivable	345	(1,265)
Inventory	(11,804)	(13,978)
Prepaid expenses and other assets	(3,072)	(1,314)
Accounts payable	5,556	5,268
Accrued and other liabilities	20,409	11,055
Net cash provided by operating activities	13,793	4,238
Cash flows from investing activities:
Capital expenditures	(3,041)	(2,824)
Proceeds from sale of assets	10	10
Net cash used in investing activities	(3,031)	(2,814)
Cash flows from financing activities:
Principal payments on finance lease obligations	(982)	(499)
Principal payments on equipment financing obligations	(352)	(176)
Indirect repurchase of shares for minimum statutory tax withholdings	(49)	(607)
Net cash used in financing activities	(1,383)	(1,282)
Effect of exchange rate changes on cash balances	649	(128)
Net increase in cash and cash equivalents	10,028	14
Cash and cash equivalents at beginning of year	11,620	11,606
Cash and cash equivalents at end of year	$21,648	$11,620

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Fixed assets obtained in exchange for finance lease and equipment financing obligations	$452	$4,012

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock
January 1, 2021 balance	21,300,958	$213	$155,025	$(115,765)	$(24,698)	0

Net income	0	0	0	2,923	0	0
Employee benefit related, net of tax	0	0	0	0	2,297	0
Foreign currency translation adjustment, net of tax	0	0	0	0	(593)	0
Restricted common stock grant	197,500	2	(2)	0	0	0
Noncash compensation	52,500	0	491	0	0	0
Exercise of stock options	313,766	3	(610)	0	0	0

December 31, 2021 balance	21,864,724	$218	$154,904	$(112,842)	$(22,994)	0

Net loss	0	0	0	(2,494)	0	0
Employee benefit related, net of tax	0	0	0	0	1,167	0
Foreign currency translation adjustment, net of tax	0	0	0	0	982	0
Restricted common stock grant	197,500	2	(2)	0	0	0
Noncash compensation	60,000	0	683	0	0	0
Exercise of stock options	53,421	1	(50)	0	0	0

December 31, 2022 balance	22,175,645	$221	$155,535	$(115,336)	$(20,845)	0

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cloud Computing Arrangements

The Company capitalizes implementation costs incurred in cloud computing (i.e., hosting arrangements) during the application development phase and depreciates the costs over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised or for which the exercise is controlled by the service provider. The Company classifies the amortization of capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting service (i.e., operating and SG&A expense) and classifies the related payments in the statement of cash flows in the same manner as payments made for fees associated with the hosting service (i.e. cash flows from operating activities). In addition, the capitalization of implementation costs is reflected in the balance sheet consistent with the location of prepayment of fees for the hosting element (i.e., within prepaid expenses and other current assets). As of December 31, 2022 and 2021, the Company had $204,000 and $89,000 recorded in prepaid expenses and other current assets in the consolidated balance sheets. Amortization expense for the years ended December 31, 2022 and 2021 was not material.

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

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2022 and 2021, was $690,000 and $659,000, respectively. The Company’s warranty expense for the years ended December 31, 2022 and 2021 was $251,000 and $252,000, respectively.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 31% of accounts receivable outstanding at December 31, 2022 is due from two customers. More specifically, SubCom and Detroit Diesel comprise 18% and 13%, respectively, of December 31, 2022 outstanding accounts receivable. Approximately 53% of accounts receivable outstanding at December 31, 2021 is due from three customers. More specifically, Detroit Diesel, ADI and SubCom, comprise 25%, 13% and 11%, respectively, of December 31, 2021 outstanding accounts receivable. No other single customer accounted for more than 10% of the Company’s total accounts receivable as of December 31, 2022 or 2021.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s largest customers for the year ended December 31, 2022 were Sistemas, Detroit Diesel and Northrop Grumman, which represented approximately 22%, 18% and 14%, respectively, of the Company’s total net revenue. Detroit Diesel and Sistemas are both customers within the Sypris Technologies segment and Northrop Grumman is a customer within the Sypris Electronics segment. Sistemas, Detroit Diesel and Northrop Grumman were the Company’s largest customers for the year ended December 31, 2021, which represented approximately 21%, 18% and 16%, respectively, of the Company’s total net revenue. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2022 or 2021.

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

Collective Bargaining Agreements

Approximately 415, or 58% of the Company’s employees, all within Sypris Technologies, were covered by collective bargaining agreements as of December 31, 2022. Excluding certain Mexico employees covered under an annually ratified agreement, there are no employees covered by collective bargaining agreements that expire within the next 12 months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees represented approximately 55% of the Company’s workforce, or 394 employees as of December 31, 2022.

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

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of December 31, 2022, total right-of-use assets and operating lease liabilities were approximately $4,251,000 and $4,878,000, respectively. As of December 31, 2021, total right-of-use assets and operating lease liabilities were approximately $5,140,000 and $5,941,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the year ended December 31, 2022 and 2021.

The following table presents information related to lease expense for the year ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Finance lease expense
Amortization expense	$677	$422
Interest expense	338	230
Operating lease expense	1,402	1,406
Variable lease expense	337	315
Total lease expense	$2,754	$2,373

The following table presents supplemental cash flow information related to leases (in thousands):

	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,713	$1,532
Operating cash flows from finance leases	338	230
Financing cash flows from finance leases	982	499

The annual future minimum lease payments as of December 31, 2022 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,509	$1,369
12 to 24 months	1,317	1,293
24 to 36 months	1,231	1,259
36 to 48 months	859	256
48 to 60 months	842	0
Thereafter	0	0
Total lease payments	5,758	4,177
Less imputed interest	(880)	(539)
Total	$4,878	$3,638

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents certain information related to lease terms and discount rates for leases as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Weighted-average remaining lease term (years):
Operating leases	4.4	5.3
Finance leases	3.0	4.0

Weighted-average discount rate (percentage):
Operating leases	8.0	8.0
Finance leases	8.5	8.5

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

Many of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $97,058,000 of remaining performance obligations as of December 31, 2022, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 57% of our remaining performance obligations as revenue in 2023 and the balance in 2024.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Sypris Technologies – transferred point in time	$69,259	$61,737
Sypris Electronics – transferred point in time	10,400	7,232
Sypris Electronics – transferred over time	30,462	28,465
Net revenue	$110,121	$97,434

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of December 31, 2022 and 2021 were $2,393,000 and $1,913,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of December 31, 2022, the contract liabilities balance was $40,391,000, of which $27,909,000 was included within accrued liabilities and $12,482,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2021, the contract liabilities balance was $19,888,000, of which $15,013,000 was included within accrued liabilities and $4,875,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $14,165,000 and $6,400,000 during the years ended December 31, 2022 and 2021, respectively.

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

(4)      Other Expense, Net

The Company recognized other expense of $800,000 during the year ended December 31, 2022, which included pension expense of $562,000. Foreign currency related expenses were not material for the year ended December 31, 2022.

The Company recognized other expense of $645,000 during the year ended December 31, 2021, which included pension expense of $614,000. Foreign currency related expenses were not material for the year ended December 31, 2021.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(5)      Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2022	2021
Commercial	$8,139	$8,529
Allowance for doubtful accounts	(75)	(62)
Accounts receivable, net	$8,064	$8,467

(6)      Inventory

Inventory consists of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$36,612	$23,694
Work in process	6,585	6,702
Finished goods	802	1,497
Reserve for excess and obsolete inventory	(1,866)	(1,793)
Inventory, net	$42,133	$30,100

(7)      Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$1,810	$1,343
Contract assets	2,393	1,913
Other	3,930	2,612
Other current assets	$8,133	$5,868

Included in other current assets are income and VAT taxes refundable, tools, spare parts and other items, none of which exceed 5% of total current assets.

(8)      Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2022	2021
Land and land improvements	$43	$43
Buildings and building improvements	8,044	7,863
Machinery, equipment, furniture and fixtures	66,037	61,050
Construction in progress	2,048	858
	76,172	69,814
Accumulated depreciation	(60,640)	(55,674)
Property plant and equipment, net	$15,532	$14,140

Depreciation expense, including amortization of assets recorded under finance leases, totaled approximately $3,088,000 and $2,646,000 for the years ended December 31, 2022 and 2021, respectively. Capital expenditures included in accounts payable or accrued liabilities were not material as of December 31, 2022 and 2021, respectively.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Included within property, plant and equipment were assets under finance leases as follows (in thousands):

	December 31,
	2022	2021
Buildings and building improvements	$3,045	$2,864
Machinery, equipment, furniture and fixtures	3,432	3,048
	6,477	5,912
Accumulated depreciation	(2,712)	(1,896)
Net	$3,765	$4,016

(9)      Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2022	2021
Long term spare parts	$497	$455
Long term deposits	280	280
Pension asset	645	595
Deferred tax asset, net	2,367	2,548
Other	594	292
Other assets	$4,383	$4,170

(10)    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Salaries, wages, employment taxes and withholdings	$1,644	$1,548
Employee benefit plans	891	861
Accrued professional fees	734	697
Income, property and other taxes	201	176
Contract liabilities – short term	27,909	15,013
Deferred gain from sale-leaseback	305	286
Other	1,632	1,065
Accrued liabilities	$33,316	$19,646

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest, and other items, none of which exceed 5% of total current liabilities.

(11)    Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Noncurrent pension liability	$4,332	$4,647
Deferred gain from sale leaseback	660	907
Contract liabilities – long term	12,482	4,875
Other	0	101
Other liabilities	$17,474	$10,530

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(12)    Debt

Long-term obligations consists of the following (in thousands):

	December 31,
	2022	2021
Current:
Finance lease obligation, current portion	$1,102	$983
Equipment financing obligations, current portion	398	336
Note payable – related party, current portion	2,500	0
Current portion of long-term debt and finance lease obligations	$4,000	$1,319
Long Term:
Finance lease obligations	$2,536	$3,469
Equipment financing obligations	738	868
Note payable – related party	4,000	6,500
Less unamortized debt issuance and modification costs	(11)	(16)
Long term debt and finance lease obligations, net of unamortized debt costs	$7,263	$10,821

The weighted average interest rate for outstanding borrowings at December 31, 2022 and 2021 was 8.5% and 6.5%, respectively. The Company had no capitalized interest in 2022 or 2021. Interest paid during the years ended December 31, 2022 and 2021 totaled approximately $526,000 and $699,000, respectively.

Paycheck Protection Program

During 2020, the Company secured a $3,558,000 term loan (the “PPP Loan”) with BMO Harris Bank National Association (“BMO”). Proceeds from the PPP Loan were used to retain workers and maintain payroll and make lease and utility payments. The PPP Loan is evidenced by a promissory note in favor of BMO, as lender, with a principal amount of $3,558,000 that bears interest at a fixed annual rate of 1.00%.

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

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal as of December 31, 2022 and 2021 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of December 31, 2022, our principal commitment under the Note was $2,500,000 due on April 1, 2023, $2,000,000 on April 1, 2024 and the balance on April 1, 2026. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the Note maturing in April of 2023 and 2024.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Finance Lease Obligations

As of December 31, 2022, the Company had $3,638,000 outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2026 and a weighted average interest rate of 8.5%.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Equipment Financing Obligations

As of December, 2022, the Company had $1.1 million outstanding under equipment financing facilities, with effective interest rates ranging from 4.4% to 8.1% and payments due through 2028. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$468
12 to 24 months	399
24 to 36 months	223
36 to 48 months	127
48 to 60 months	31
Thereafter	5
Total payments	1,253
Less imputed interest	(117)
Total equipment financing obligations	$1,136

(13)    Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2022 approximates fair value, and is based upon a market approach (Level 2).

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

The following table details the components of pension (income) expense (in thousands):

	Year ended December 31,
	2022	2021
Service cost	$5	$4
Interest cost on projected benefit obligation	839	774
Net amortization of actuarial loss	560	613
Expected return on plan assets	(837)	(773)
Net periodic benefit cost	$567	$618

The net periodic cost of the defined benefit pension plans incurred during the years ended December 31, 2022 and 2021 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Year ended December 31,
	2022	2021
Service cost:
Selling, general and administrative expenses	$5	$4
Other net periodic benefit costs:
Other expense, net	562	614
Total	$567	$618

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

	December 31,
	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$32,756	$36,859
Service cost	5	4
Interest cost	839	774
Actuarial loss	(6,303)	(2,245)
Benefits paid	(2,506)	(2,636)
Benefit obligation at end of year	$24,791	$32,756
Change in plan assets:
Fair value of plan assets at beginning of year	$30,051	$32,353
Actual return on plan assets	(4,768)	37
Company contributions	66	297
Benefits paid	(2,506)	(2,636)
Fair value of plan assets at end of year	$22,843	$30,051

Underfunded status of the plans	$(1,948)	(2,705)

Balance sheet assets (liabilities):
Other assets	$645	$595
Accrued liabilities	(16)	(126)
Other liabilities	(2,577)	(3,174)
Net amount recognized	$(1,948)	$(2,705)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$17,260	$22,846
Accumulated benefit obligation	17,260	22,846
Fair value of plan assets	14,665	19,545
Projected benefit obligation and net periodic pension cost assumptions:
Discount rate – projected benefit obligation			5.40%			2.70%
Discount rate – net periodic pension cost			2.70			2.25
Rate of compensation increase			N/A			N/A
Expected long-term rate of return on plan assets	2.35	–	3.40	1.80	–	2.95

	December 31,
	2022	2021
Weighted average asset allocation:
Equity securities	16%	16%
Debt securities	83	81
Other	1	3
Total	100%	100%

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The fair values of our pension plan assets as of December 31, 2022 are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset categories
Cash and cash equivalents	$2,365	$0
Equity securities:		0
U.S. Large Cap	1,671	0
U.S. Mid Cap	566	0
U.S. Small Cap	209	0
World Equity	1,194	0
Real Estate	210	0
Other	106	0
Fixed income securities	5,018	11,504
Total Plan Assets	$11,339	$11,504

The fair values of our pension plan assets as of December 31, 2021 are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset categories
Cash and cash equivalents	$2,371	$0
Equity securities:		0
U.S. Large Cap	2,008	0
U.S. Mid Cap	863	0
U.S. Small Cap	169	0
World Equity	1,733	0
Real Estate	405	0
Other	547	0
Fixed income securities	6,814	15,141
Total Plan Assets	$14,910	$15,141

Investments in our defined benefit plans are stated at fair value. The following valuation methods were used to value our pension assets:

Equity securities	The fair value of equity securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Fixed income securities	The fair value of fixed income securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Cash and cash equivalents	The fair value of cash and cash equivalents is set equal to its cost.

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

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2023 is $16,000, which represents the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2022 and 2021 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 0-55%, fixed income securities ranging 35-100% and non-traditional/other of 0-10% of total investments.

When establishing the expected long-term rate of return on our U.S. pension plan assets, the Company considered historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, the Company concluded that the use of 2.35% for the Louisville Hourly Plan, 3.40% for the Marion Plan and 2.65% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2022 was appropriate.

Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated other comprehensive loss and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants. Accumulated other comprehensive loss at December 31, 2022 includes $9,951,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost. The actual loss reclassified from accumulated other comprehensive loss for 2022 and 2021 was $560,000 and $613,000, respectively.

At December 31, 2022, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2023	$2,513
2024	2,456
2025	2,388
2026	2,300
2027	2,223
2028-2032	9,885
Total	$21,765

The Company sponsors a defined contribution plan (the “Defined Contribution Plan”) for substantially all domestic employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions up to 3% and provide discretionary contributions. In connection with the matching contributions, the Company recognized compensation expense of approximately $404,000 and $361,000 in 2022 and 2021, respectively.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans totaled approximately $253,000 and $232,000 in 2022 and 2021, respectively. The aggregate benefit plan obligations of these plans, which are unfunded, were $1,755,000 and $1,473,000 as of December 31, 2022 and 2021 were included within other liabilities in the accompanying consolidated balance sheets.

(15)    Commitments and Contingencies

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to purchase inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $66,803,000 as of December 31, 2022, of which $47,353,000 is for purchases to be made in 2023 and $19,450,000 is for purchases to be made in 2024. The Company also had outstanding purchase commitments of $2,047,000 as of December 31, 2022 for the purchase of manufacturing equipment.

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

The Company has various current and previously owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and is under development by the purchaser. As of December 31, 2022 and 2021, no amounts were accrued for any environmental matters. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

On December 27, 2017, the U.S. Department of Labor (the “DOL”) filed a lawsuit alleging that the Company had misinterpreted the language of its Company’s 401(k) Plans (collectively, the “Plan”). The DOL does not appear to dispute that the Company reached such interpretation in good faith and after the Company consulted with independent ERISA counsel. On January 26, 2022, an opinion was issued by the judge indicating that certain of the Plan language in dispute is unambiguous and would therefore limit the Company’s right to interpret such language. Following the denial of motions for summary judgement from the Company and the DOL on April 28, 2022, a hearing took place on September 13, 2022 to review issues raised in the Company’s motion to amend its answer and its proposed counter claim and general next steps for the litigation proceedings, including settlement considerations. Following the hearing the judge issued an order denying the Company’s motion to amend its answer and proposed counter claim and further requested that the parties prepare a joint status report by November 14, 2022 relating to the schedule for the litigation proceedings. While the Company believes that it has affirmative defenses and is continuing to vigorously defend the matter, the Company has engaged in settlement discussions with the DOL. The Company recorded a reserve of $575,000 during the year ended December 31, 2022, and the Company currently estimates the range of possible loss is $0 to $58,000 in excess of the amount reserved. If a settlement is not reached and the DOL’s allegations were subsequently upheld by a court, the Company could be required to make additional contributions into the accounts of its Plan participants and penalties payable to the DOL could be imposed.

On February 17, 2017, several employees (“Lucas Plaintiffs”) of KapStone Charleston Kraft, LLC filed a lawsuit in South Carolina alleging that they had been seriously burned when they opened a hinged closure and a hot tar-like material spilled out. Among other claims, the Lucas Plaintiffs allege that Sypris Technologies designed and manufactured the closure, that the closure was defective and that those defects had caused or contributed to their injuries. Sypris Technologies’ motion to dismiss for lack of jurisdiction was denied on February 28, 2020. On November 21, 2022, the Company received a demand for settlement presented by the Lucas Plaintiffs, which was rejected. The Company regards these allegations to be without merit and any potential damages to be undeterminable. As a result, we are currently unable to estimate a loss or range of loss for this matter at this time. The Company’s general liability insurer has accepted the defense costs. The Company is continuing to vigorously defend the matter.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(16)     Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 3,476,021 shares were registered for issuance under the 2015 Omnibus Plan. On May 12, 2020, the 2015 Omnibus Plan was replaced with the 2020 Omnibus Plan. A total of 4,596,271 shares were registered for issuance under the 2020 Omnibus Plan. Additionally, awards under the 2010 and 2015 Omnibus Plans that are cancelled without having been fully exercised or vested are available again for new awards under the 2020 Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2022 and 2021 was 2,895,771 and 3,429,771, respectively.

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

Under the plans, the Company may grant options to purchase common stock to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Stock option grants under the 2015 and 2020 Omnibus Plans include a five-year life along with vesting after three years of service.

Compensation expense is measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. Fair value for restricted shares is equal to the stock price on the date of grant, while the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical Company and industry data to estimate the expected price volatility. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, the Company uses the simplified method to estimate the expected term. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The dividend yield is assumed to be zero as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Forfeitures are recorded as they occur. Stock based compensation expense of $683,000 and $491,000 has been recorded in selling, general and administrative expense in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Year ended December 31,
	2022	2021
Expected life (years)	4.3	4.1
Expected volatility	86.5%	83.0%
Risk-free interest rates	1.69%	0.79%
Expected dividend yield	0%	0%

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of the restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Nonvested shares at January 1, 2021	0	$0
Granted	197,500	3.16
Vested	0	0
Forfeited	0	0
Nonvested shares at December 31, 2021	197,500	3.16
Granted	197,500	2.59
Vested	0	0
Forfeited	0	0
Nonvested shares at December 31, 2022	395,000	$2.88	1.9	$809,000

There were no shares that vested during 2022 or 2021.

The following table summarizes option activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	2,746,250	$1.10
Granted	38,000	3.24
Exercised	(687,500)	1.21
Forfeited	(107,000)	0.93
Expired	(12,500)	0.96
Outstanding at December 31, 2021	1,977,250	1.11
Granted	260,000	2.60
Exercised	(138,900)	1.11
Forfeited	(51,000)	0.86
Expired	(15,500)	1.15
Outstanding at December 31, 2022	2,031,850	$1.31	2.02	$1,690,000
Exercisable at December 31, 2022	907,250	$1.30	0.84	$676,000

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2022 and 2021 was $1.67 and $1.97 per share, respectively. There were 138,900 options exercised in 2022 with an intrinsic value of $176,000. There were 687,500 options exercised in 2021 with an intrinsic value of $1,907,000.

As of December 31, 2022, there was $1,141,000 of total unrecognized compensation cost related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of option shares vested during the years ended December 31, 2022 and 2021 was $285,000 and $515,000, respectively.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(17)     Stockholders’ Equity

As of December 31, 2022 and 2021, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in accordance with the terms of our stockholder rights plan, which expired in October 2011. There are no shares of Series A Preferred Stock currently outstanding, and there are no current plans to issue any such shares.

The holders of our common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2022	2021
Foreign currency translation adjustments, net of tax	$(10,458)	$(11,440)
Employee benefit related adjustments – U.S, net of tax	(10,488)	(11,745)
Employee benefit related adjustments – Mexico, net of tax	101	191
Accumulated other comprehensive loss	$(20,845)	$(22,994)

Changes in each component of accumulated other comprehensive loss consisted of the following:

	Foreign Currency Translation	Defined Benefit Plans	Accum. Other Comp Loss

Balance at January 1, 2021	$(10,847)	$(13,851)	$(24,698)
Currency translation adjustments, net of tax	(593)	0	(593)
Net actuarial loss for the year, net of tax	0	1,684	1,684
Amortization for the year, net of tax	0	613	613
Balance at December 31, 2021	$(11,440)	$(11,554)	$(22,994)
Currency translation adjustments, net of tax	982	0	982
Net actuarial loss for the year, net of tax	0	607	607
Amortization for the year, net of tax	0	560	560
Balance at December 31, 2022	$(10,458)	$(10,387)	$(20,845)

(18)    Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of (loss) income before taxes are as follows (in thousands):

	Year ended December 31,
	2022	2021
Domestic	$(4,661)	$408
Foreign	3,115	3,588
Total	$(1,546)	$3,996

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of income tax expense (benefit) are as follows (in thousands):

	Year ended December 31,
	2022	2021
Current:
Federal	$0	$0
State	3	6
Foreign	616	52
Total current income tax expense	619	58

Deferred:
Federal	0	0
State	0	0
Foreign	329	1,015
Total deferred income tax expense	329	1,015
Income tax expense, net	$948	$1,073

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

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2022 and 2021 totaled $3,000 and $6,000, respectively. There were no state income tax refunds received in the U.S. during 2022 or 2021. Foreign income taxes paid during 2022 and 2021 totaled $934,000 and $211,000. There were no foreign refunds received in 2022 and 2021. There were no federal taxes paid in 2022 and 2021. There were no federal refunds received in 2022 or 2021. At December 31, 2022, the Company had $146,548,000 of federal net operating loss carryforwards available to offset future federal taxable income. The pre-2018 federal net operating loss carryforwards of $135,646,000 expire in various amounts from 2026 to 2037. Federal net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward period as part of the Tax Act. The indefinite lived net operating loss carryforwards as of December 31, 2022 are approximately $10,902,000.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

At December 31, 2022, the Company had $108,063,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida ($59,901,000) and Kentucky ($48,162,000). The pre-2018 state net operating loss carryforwards totaling approximately $103,141,000 expire in various amounts from 2026 to 2037. State net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward. The indefinite lived state net operating loss carryforwards as of December 31, 2022 are approximately $4,922,000.

The following is a reconciliation of income tax (benefit) expense to that computed by applying the federal statutory rate to income (loss) before income taxes (in thousands):

	Year ended December 31,
	2022	2021
Federal tax expense at the statutory rate	$(325)	$839
Current year permanent differences	167	(11)
State income taxes, net of federal tax impact	(102)	14
Effect of tax rates of foreign subsidiary	282	323
Currency translation effect on temporary differences	(161)	111
Change in valuation allowance	876	919
State NOL carryforwards	706	(256)
Other	(495)	(866)
Income tax expense (benefit), net	$948	$1,073

The gross deferred tax asset for the Company’s Mexican subsidiary was $2,367,000 and $2,548,000 as of December 31, 2022 and 2021, respectively.

Deferred income tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2022	2021
Deferred tax assets:
Compensation and benefit accruals	$423	$328
Inventory valuation	889	863
Federal and state net operating loss carryforwards	35,265	35,351
Deferred revenue	84	21
Accounts receivable allowance	18	15
Defined benefit pension plan	449	621
Lease liabilities	865	1,037
Foreign deferred revenue and other provisions	2,367	2,548
Other	788	779
Total	41,148	41,563
Domestic valuation allowance	(38,028)	(37,441)
Total deferred tax assets	3,120	4,122

Deferred tax liabilities:
Depreciation	(48)	(714)
Right-of-use assets, net	(705)	(860)
Total deferred tax liabilities	(753)	(1,574)
Net deferred tax asset	$2,367	$2,548

The ASC Income Tax Topic 740 includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financials. Specifically, the guidance prescribes a two-step process, which is the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits as of December 31, 2022 and 2021 was $200,000. There were no changes to the unrecognized tax benefit balance during the years ended December 31, 2022 and 2021.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

If the Company’s positions are sustained by the taxing authority, the entire balance at December 31, 2022 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, the Company does not have an accrual for the payment of tax-related interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2019 through 2021, for which the statute has yet to expire. During the first quarter of 2023, the Company’s wholly-owned subsidiary in Mexico received a formal tax assessment notice from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) pertaining to revenue variances and disallowed deductions related to an audit by the SAT of the 2016 tax year. The tax liability for the variances is $20,922,000 Mexican pesos, which includes annual adjustments for inflation, interest and penalties and equals approximately $1,150,000 USD at February 23, 2023. The Mexican subsidiary believes the variances can be substantially eliminated and intends to file an administrative appeal with the SAT and further pursue all available legal actions in response to this assessment. No amounts have been accrued, as the Company does not believe a loss is probable. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

(19)    (Loss) Earnings Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. All potential common shares were excluded from diluted earnings per share for the year ended December 31, 2022 because the effect of inclusion would be anti-dilutive. There were 38,000 shares excluded from earnings per share for the year ended December 31, 2021, because the effect of inclusion would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) income per common share is as follows (in thousands):

	Year ended December 31,
	2022	2021
(Loss) income attributable to stockholders:
Net (loss) income as reported	$(2,494)	$2,923
Less distributed and undistributed earnings allocable to restricted award holders	0	(12)
Net (loss) income allocable to common stockholders	$(2,494)	$2,911

(Loss) income per common share attributable to stockholders:
Basic	$(0.11)	$0.14
Diluted	$(0.11)	$0.13

Weighted average shares outstanding – basic	21,729	21,585
Weighted average additional shares assuming conversion of potential common shares	0	1,416
Weighted average shares outstanding – diluted	21,729	23,001

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Year ended December 31,
	2022	2021
Net revenue from unaffiliated customers:
Sypris Technologies	$69,259	$61,737
Sypris Electronics	40,862	35,697
Total net revenue	$110,121	$97,434

Gross profit:
Sypris Technologies	$8,550	$8,115
Sypris Electronics	6,303	6,391
Total gross profit	$14,853	$14,506

Operating income (loss):
Sypris Technologies	$3,191	$3,484
Sypris Electronics	2,721	2,846
General, corporate and other	(5,548)	(4,420)
Total operating income	$364	$1,910

Interest expense, net:
Sypris Technologies	$382	$281
Sypris Electronics	195	37
General, corporate and other	533	550
Total interest expense	$1,110	$868

Other expense (income), net:
Sypris Technologies	$520	$647
Sypris Electronics	(4)	(2)
General, corporate and other	284	0
Total other expense, net	$800	$645

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year ended December 31,
	2022	2021
Income (loss) before income taxes:
Sypris Technologies	$2,290	$2,555
Sypris Electronics	2,529	2,812
General, corporate and other	(6,365)	(1,371)
Total income (loss) before income taxes	$(1,546)	$3,996

Depreciation and amortization:
Sypris Technologies	$2,173	$1,888
Sypris Electronics	739	579
General, corporate and other	176	179
Total depreciation and amortization	$3,088	$2,646

Capital expenditures:
Sypris Technologies	$2,714	$2,392
Sypris Electronics	327	403
General, corporate and other	0	29
Total capital expenditures	$3,041	$2,824

	December 31,
	2022	2021
Total assets:
Sypris Technologies	$36,875	$35,977
Sypris Electronics	47,522	35,599
General, corporate and other	19,747	7,929
Total assets	$104,144	$79,505

Total liabilities:
Sypris Technologies	$19,492	$20,666
Sypris Electronics	56,073	31,030
General, corporate and other	9,004	8,523
Total liabilities	$84,569	$60,219

The Company’s export sales from the U.S. totaled $3,548,000 and $4,463,000 in 2022 and 2021, respectively. Approximately $51,228,000 and $45,445,000 of net revenue in 2022 and 2021, respectively, and $9,504,000 and $7,083,000 of long lived assets at December 31, 2022 and 2021, respectively, and net assets of $16,866,000 and $16,336,000 at December 31, 2022 and 2021, respectively, relate to the Company’s international operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2022. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we concluded that as of December 31, 2022, Sypris’ internal control over financial reporting is effective based on these criteria.

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

Item 11.         Executive Compensation

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2022 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2022,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10‑K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	2,031,850	(1)	$1.31	2,895,771	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	2,031,850		$1.31	2,895,771

(1)	Consists of (a) 908,850 outstanding options under the 2015 Omnibus Plan, which plan expired on May 5, 2020 and (b) 1,123,000 outstanding options under the 2020 Omnibus Plan.

(2)	Shares remaining available for issuance under the 2020 Omnibus Plan.

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

10.5*

Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995 Amended and Restated on March 9, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 18, 2021 (Commission File No. 000-24020))

10.6*

2015 Sypris Omnibus Plan effective as of May 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2015 (Commission File No. 333-204299)).

10.7*	The 2020 Sypris Omnibus Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on April 3, 2020 (Commission File No. 000-24020)).

10.8*	Form of Four Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.9*	Form of Five Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.10*	Form of Six-Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 13, 2020 (Commission File No. 000-24020)).

10.11*	Form of Five-Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 13, 2020 (Commission File No. 000-24020)).

Exhibit Number	Description

10.12*	Form of Four Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

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

10. 16*	Form of Five Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2018 (Commission File No. 000-24020)).

10.17*	Form of Five Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 12, 2021 (Commission File No. 000-24020)).

10.18*

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

10.20*	Form of Six-Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 17, 2022 (Commission File No. 000-24020)).

21	Subsidiaries of the Company

23	Consent of Crowe LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2023.

SYPRIS SOLUTIONS, INC.
(Registrant)
/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2023:

/s/ Jeffrey T. Gill	Chairman, President and Chief Executive Officer
(Jeffrey T. Gill)

/s/ Richard L. Davis	Vice President and Chief Financial Officer
(Richard L. Davis)	(Principal Financial Officer)

/s/ Rebecca R. Eckert	Controller
(Rebecca R. Eckert)	(Principal Accounting Officer)

/s/ John F. Brinkley	Director
(John F. Brinkley)

/s/ Gary L. Convis	Director
(Gary L. Convis)

/s/ William G. Ferko	Director
(William G. Ferko)

/s/ R. Scott Gill	Director
(R. Scott Gill)

/s/ William L. Healey	Director
(William L. Healey)

/s/ Robert Sroka	Director
(Robert Sroka)