Form 10-Q
period 2023-04-02
SYPRIS SOLUTIONS INC
filed 2023-05-16
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended April 2, 2023

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

As of May 5, 2023, the Registrant had 22,383,383 shares of common stock outstanding.

Part I.         Financial Information

Item 1.         Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2023	2022

Net revenue	$32,292	$26,166
Cost of sales	28,131	21,657
Gross profit	4,161	4,509
Selling, general and administrative	3,745	3,389
Operating income	416	1,120
Interest expense, net	226	248
Other expense, net	71	169
Income before taxes	119	703
Income tax expense, net	294	466
Net (loss) income	$(175)	$237
(Loss) earnings per share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Weighted average shares outstanding:
Basic	21,796	21,681
Diluted	21,796	22,675
Dividends declared per common share	$0	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2023	2022
Net (loss) income	$(175)	$237
Other comprehensive income:
Foreign currency translation adjustments, net of tax	1,373	583
Comprehensive income	$1,198	$820

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	April 2,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,481	$21,648
Accounts receivable, net	10,720	8,064
Inventory, net	52,489	42,133
Other current assets	8,384	8,133
Total current assets	91,074	79,978
Property, plant and equipment, net	16,772	15,532
Operating lease right-of-use assets	4,072	4,251
Other assets	4,524	4,383
Total assets	$116,442	$104,144
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,816	$17,638
Accrued liabilities	35,348	33,316
Operating lease liabilities, current portion	1,196	1,168
Finance lease obligations, current portion	1,169	1,102
Equipment financing obligations, current portion	400	398
Note payable – related party, current portion	4,500	2,500
Total current liabilities	63,429	56,122
Operating lease liabilities, net of current portion	3,398	3,710
Finance lease obligations, net of current portion	2,410	2,536
Equipment financing obligations, net of current portion	1,430	738
Note payable – related party, net of current portion	1,991	3,989
Other liabilities	22,795	17,474
Total liabilities	95,453	84,569
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 22,395,862 shares issued and 22,395,843 outstanding in 2023 and 22,175,664 shares issued and 22,175,645 outstanding in 2022	224	221
Additional paid-in capital	155,748	155,535
Accumulated deficit	(115,511)	(115,336)
Accumulated other comprehensive loss	(19,472)	(20,845)
Treasury stock, 19 shares in 2023 and 2022	0	0
Total stockholders’ equity	20,989	19,575
Total liabilities and stockholders’ equity	$116,442	$104,144

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(175)	$237
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	774	763
Deferred income taxes	(136)	247
Non-cash compensation expense	263	176
Deferred loan costs recognized	2	2
Net loss on the disposal of assets	0	10
Provision for excess and obsolete inventory	(87)	64
Non-cash lease expense	179	186
Other noncash items	33	12
Contributions to pension plans	(10)	(22)
Changes in operating assets and liabilities:
Accounts receivable	(2,691)	(4,741)
Inventory	(9,942)	(1,166)
Prepaid expenses and other assets	154	653
Accounts payable	3,118	1,403
Accrued and other liabilities	7,277	(1,077)
Net cash used in operating activities	(1,241)	(3,253)
Cash flows from investing activities:
Capital expenditures, net	(708)	(901)
Net cash used in investing activities	(708)	(901)
Cash flows from financing activities:
Proceeds from debt facilities	210	0
Principal payments on finance lease obligations	(271)	(238)
Principal payments on equipment financing obligations	(95)	(82)
Indirect repurchase of shares of minimum statutory tax withholdings	(48)	(17)
Net cash used in financing activities	(204)	(337)
Effect of exchange rate changes on cash balances	(14)	390
Net decrease in cash and cash equivalents	(2,167)	(4,101)
Cash and cash equivalents at beginning of period	21,648	11,620
Cash and cash equivalents at end of period	$19,481	$7,519

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Fixed assets acquired with equipment financing loan	$792	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock
January 1, 2022 balance	21,864,724	$218	$154,904	$(112,842)	$(22,994)	$0
Net income	0	0	0	237	0	0
Foreign currency translation adjustment	0	0	0	0	583	0
Issuance of restricted common stock	197,500	2	(2)	0	0	0
Exercise of stock options	11,120	0	(17)	0	0	0
Noncash compensation	15,000	0	176	0	0	0
April 3, 2022 balance	22,088,344	$220	$155,061	$(112,605)	$(22,411)	$0

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock
January 1, 2023 balance	22,175,645	$221	$155,535	$(115,336)	$(20,845)	$0
Net (loss)	0	0	0	(175)	0	0
Foreign currency translation adjustment	0	0	0	0	1,373	0
Issuance of restricted common stock	160,000	2	(2)	0	0	0
Exercise of stock options	45,198	1	(48)	0	0	0
Noncash compensation	15,000	0	263	0	0	0
April 2, 2023 balance	22,395,843	$224	$155,748	$(115,511)	$(19,472)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2022 consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The Company’s operations are domiciled in the United States (U.S.) and Mexico, and we serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated.

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results for the three months ended April 2, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2022 as presented in the Company’s Annual Report on Form 10-K.

(3)	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments, new guidance for the accounting for credit losses on certain financial instruments. This guidance introduces a new approach to estimating credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The Company adopted this guidance on January 1, 2023, which had no material impact on our consolidated financial statements.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of April 2, 2023, total right-of-use assets and operating lease liabilities were approximately $4,072,000 and $4,594,000, respectively. As of December 31, 2022, total right-of-use assets and operating lease liabilities were approximately $4,251,000 and $4,878,000, respectively.

We primarily use our incremental borrowing rate, which is updated quarterly, based on the information available at the commencement date, in determining the present value of lease payments. If readily available, we would use the implicit rate in a new lease to determine the present value of lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three months ended April 2, 2023 and April 3, 2022.

The following table presents information related to lease expense for the three months ended April 2, 2023 and April 3, 2022 (in thousands):

	Three Months Ended
	April 2,	April 3,
	2023	2022
	(Unaudited)
Finance lease expense:
Amortization expense	$177	$149
Interest expense	76	91
Operating lease expense	351	351
Variable lease expense	85	85
Total lease expense	$689	$676

The following table presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended
	April 2,	April 3,
	2023	2022
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$444	$428
Operating cash flows from finance leases	76	103
Financing cash flows from finance leases	271	238

The annual future minimum lease payments as of April 2, 2023 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,514	$1,429
12 to 24 months	1,244	1,339
24 to 36 months	1,164	1,183
36 to 48 months	828	130
48 to 60 months	631	0
Thereafter	0	0
Total lease payments	5,381	4,081
Less imputed interest	(787)	(502)
Total	$4,594	$3,579

The following table presents certain information related to lease terms and discount rates for leases as of April 2, 2023 and December 31, 2022:

	April 2,	December 31,
	2023	2022
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	4.2	4.4
Finance leases	2.8	3.0
Weighted-average discount rate (percentage):
Operating leases	8.0	8.0
Finance leases	8.6	8.5

(5)	Revenue from Contracts with Customers

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

Many of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $105,882,000 of remaining performance obligations as of April 2, 2023, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 44% of our remaining performance obligations as revenue in 2023 and the balance in 2024.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended April 2, 2023 and April 3, 2022 (in thousands):

	April 2,	April 3,
	2023	2022
	(Unaudited)
Sypris Technologies – transferred point in time	$19,500	$17,155
Sypris Electronics – transferred point in time	4,489	1,953
Sypris Electronics – transferred over time	8,303	7,058
Net revenue	$32,292	$26,166

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of April 2, 2023 and December 31, 2022 were $3,268,000 and $2,393,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of April 2, 2023, the contract liabilities balance was $47,851,000, of which $30,336,000 was included within accrued liabilities and $17,515,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2022, the contract liabilities balance was $40,391,000, of which $27,909,000 was included within accrued liabilities and $12,482,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from the amortization of contract liabilities of $3,812,000 and $3,317,000 during the three months ended April 2, 2023 and April 3, 2022, respectively.

Practical expedients and exemptions

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expense in the consolidated statements of operations.

We do not disclose the value of unsatisfied performance obligations for contracts with original expected lengths of one year or less.

(6)	(Loss) Income Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended April 2, 2023, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive. There were 252,839 shares excluded from earnings per share for the three months ended April 3, 2022.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted income (loss) per common share is as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2023	2022
	(Unaudited)
(Loss) income attributable to stockholders:
Net (loss) income as reported	$(175)	$237
Less distributed and undistributed earnings allocable to restricted awarded holders	0	(2)
Net (loss) income allocable to common stockholders	$(175)	$235
(Loss) income per common share attributable to stockholders:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
Weighted average shares outstanding – basic	21,796	21,681
Weighted average additional shares assuming conversion of potential common shares	0	994
Weighted average shares outstanding – diluted	21,796	22,675

(7)	Inventory

Inventory consists of the following (in thousands):

	April 2,	December 31,
	2023	2022
	(Unaudited)
Raw materials	$44,548	$36,612
Work in process	8,645	6,585
Finished goods	1,139	802
Reserve for excess and obsolete inventory	(1,843)	(1,866)
Total	$52,489	$42,133

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	April 2,	December 31,
	2023	2022
	(Unaudited)
Land and land improvements	$43	$43
Buildings and building improvements	8,257	8,044
Machinery, equipment, furniture and fixtures	69,036	66,037
Construction in progress	2,697	2,048
	80,033	76,172
Accumulated depreciation	(63,261)	(60,640)
	$16,772	$15,532

(9)	Debt

Long-term obligations consists of the following (in thousands):

	April 2,	December 31,
	2023	2022
	(Unaudited)
Current:
Finance lease obligation, current portion	$1,169	$1,102
Equipment financing obligations, current portion	400	398
Note payable – related party, current portion	4,500	2,500
Current portion of long-term debt and finance lease obligations	$6,069	$4,000
Long Term:
Finance lease obligation	$2,410	$2,536
Equipment financing obligations	1,430	738
Note payable – related party	2,000	4,000
Less unamortized debt issuance and modification costs	(9)	(11)
Long-term debt and finance lease obligations, net of unamortized debt costs	$5,831	$7,263

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6,500,000 in principal as of April 2, 2023 and December 31, 2022 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of April 2, 2023, our principal commitment under the Note was $2,500,000 due on April 1, 2023, $2,000,000 on April 1, 2024 and the balance on April 1, 2026. Interest on the promissory note is payable quarterly, and the rate is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, which was 8.8% as of April 2, 2023. The note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2023 and 2024. The Company paid $2,500,000 on the Note on April 3, 2023.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Finance Lease Obligations

As of April 2, 2023, the Company had $3,579,000 outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2026 and a weighted average interest rate of 8.6%.

Equipment Financing Obligations

As of April 2, 2023, the Company had $1,830,000 outstanding under equipment financing facilities, with effective interest rates ranging from 4.4% to 8.1% and payments due through 2028. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$655
12 to 24 months	548
24 to 36 months	373
36 to 48 months	283
48 to 60 months	211
Thereafter	0
Total payments	2,070
Less imputed interest	(240)
Total equipment financing obligations	$1,830

(10)	Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	April 2,	April 3,
	2023	2022
	(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$19,500	$17,155
Sypris Electronics	12,792	9,011
Total net revenue	$32,292	$26,166
Gross profit:
Sypris Technologies	$2,639	$3,132
Sypris Electronics	1,522	1,377
Total gross profit	$4,161	$4,509

	Three Months Ended
	April 2,	April 3,
	2023	2022
	(Unaudited)
Operating income (loss):
Sypris Technologies	$1,161	$1,864
Sypris Electronics	562	501
General, corporate and other	(1,307)	(1,245)
Total operating income	$416	$1,120
Income (loss) before taxes:
Sypris Technologies	$1,023	$1,619
Sypris Electronics	532	461
General, corporate and other	(1,436)	(1,377)
Total income (loss) before taxes	$119	$703

	April 2,	December 31,
	2023	2022
	(Unaudited)
Total assets:
Sypris Technologies	$42,191	$36,875
Sypris Electronics	58,540	47,522
General, corporate and other	15,711	19,747
Total assets	$116,442	$104,144
Total liabilities:
Sypris Technologies	$21,985	$19,492
Sypris Electronics	65,050	56,073
General, corporate and other	8,418	9,004
Total liabilities	$95,453	$84,569

(11)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of April 2, 2023 and December 31, 2022 was $723,000 and $690,000, respectively. The Company’s warranty expense for the three months ended April 2, 2023 and April 3, 2022 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and is under development by the purchaser. As of April 2, 2023 and December 31, 2022, no amounts were accrued for any environmental matters.

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

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to purchase inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $65,431,000 as of April 2, 2023, of which $44,667,000 is for purchases to be made in 2023, $20,415,000 in 2024 and the balance in 2025.

(12)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 21% in 2023 and 2022 and for its foreign operations at a statutory rate of 30% in 2023 and 2022. Reconciling items between the federal statutory rate and the effective tax rate also include the expected usage of federal net operating loss carryforwards, state income taxes, valuation allowances and certain other permanent differences.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. To the Company’s knowledge, the Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2019 through 2021, for which the statute has yet to expire. During the first quarter of 2023, the Company’s wholly-owned subsidiary in Mexico received a formal tax assessment notice from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) pertaining to revenue variances and disallowed deductions related to an audit by the SAT of the 2016 tax year. The tax liability for the variances is $20,922,000 Mexican pesos, which includes annual adjustments for inflation, interest and penalties and equals approximately $1,150,000 USD at February 23, 2023. The Mexican subsidiary believes the variances can be substantially eliminated and filed an administrative appeal with the SAT in April 2023 and will further pursue all available legal actions in response to this assessment. No amounts have been accrued, as the Company does not believe a loss is probable. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

(13)	Employee Benefit Plans

The following table details the components of pension (income) expense (in thousands):

	Three Months Ended
	April 2,	April 3,
	2023	2022
	(Unaudited)
Service cost	$1	$1
Interest cost on projected benefit obligation	210	194
Net amortizations of actuarial loss	140	153
Expected return on plan assets	(204)	(188)
Net periodic benefit cost	$147	$160

The net periodic benefit cost of the defined benefit pension plans incurred during the three-month periods ended April 2, 2023 and April 3, 2022 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	April 2,	April 3,
	2023	2022
	(Unaudited)
Service cost:
Selling, general and administrative expenses	$1	$1
Other net periodic benefit costs:
Other expense, net	146	159
Total	$147	$160

(14)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	April 2,	December 31,
	2023	2022
	(Unaudited)
Foreign currency translation adjustments	$(9,085)	$(10,458)
Employee benefit related adjustments – U.S., net of tax	(10,488)	(10,488)
Employee benefit related adjustments – Mexico, net of tax	101	101
Accumulated other comprehensive loss	$(19,472)	$(20,845)

(15)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at April 2, 2023 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

Impact of COVID-19 on Our Business

During 2022 and the first quarter of 2023, residual effects of the COVID pandemic continued to contribute to various degrees of supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue throughout 2023.

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

Sypris Technologies Outlook

Conditions have remained relatively stable for the North American Class 4-8 commercial vehicle market in addition to the automotive, sport utility vehicle and off-highway markets also served by Sypris Technologies. During the first quarter of 2023, production of Class 8 trucks in North America increased 17% over the first quarter of 2022. The outlook for 2023 is for continued strong demand for production during the first half of 2023 with levels decreasing during the second half as compared to 2022. While there is growing evidence of a slowing North American economy, we believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as the demand cycles for our products in these markets differs from than the Class 8 commercial vehicle market, thereby reducing volatility in our revenue profile.

Reduced travel, business closures, and other economic impacts related to the COVID-19 pandemic suppressed oil and natural gas demand, thereby adversely impacting the oil and gas markets served by our Tube Turns® brand of engineered products. This caused major pipeline developers to significantly scale back near-term capital investments in new pipeline infrastructure, which resulted in reduced demand for our products for the oil and gas markets during 2022. Sales in this market are dependent on, among other things, the level of worldwide oil and gas drilling, the price of crude oil and natural gas and capital spending by exploration and production companies and drilling contractors. The U.S. average land rig count continues to be below pre-pandemic levels but rose 8% in the first quarter of 2023 compared to the first quarter of 2022 and 74% compared to the first quarter of 2021. As commodity prices improve and activity increases, particularly in liquefied natural gas shipments to Europe, we currently expect customer demand in this market to increase in 2023 compared to 2022. However, the war between Russia and Ukraine has led to disruption, instability and volatility in global markets and industries that could negatively impact our operations.

We are pursuing new business in a wide variety of markets from light automotive to valves to new energy related product lines to achieve a more balanced portfolio across our customers, markets and products. We have recently announced new awards that will contribute to revenue growth for Sypris Technologies going forward.

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

During 2022 and the first quarter of 2023, we announced new program awards and releases for Sypris Electronics, with certain programs continuing into 2024. In addition to contract awards from Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts related to the communication and navigation markets, which align with our advanced capabilities for delivering products for complex, high cost of failure platforms.

On March 28, 2022, President Biden's Administration submitted to Congress the President’s Fiscal Year (FY) 2023 budget request, which proposed $813.4 billion in total national defense spending, of which $773 billion was for the base budget of the DoD.

On December 29, 2022, the President signed the FY 2023 Omnibus Appropriations Act into law, which provides $858 billion in total national defense funding, of which $816.7 billion is for the DoD base budget. This reflects a $44.6 billion increase over the FY 2023 request for national defense spending, and a $43.7 billion increase for the DoD. The President’s Fiscal Year (FY) 2024 budget request was submitted to Congress on March 9, 2023 initiating the FY 2024 defense authorization and appropriations legislative process. The request includes $866 billion for national defense spending, of which $842 billion is for the DoD base budget.

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

See also the discussion of Congressional budgetary constraints or reallocations risks within “Item 1A, Risk Factors” included in our 2022 Form 10-K.

Results of Operations

The table below compares our segment and consolidated results for the first quarter of 2023 to the first quarter of 2022. It presents the results for each period, the change in those results from 2022 to 2023 in both dollars and as a percentage, as well as the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended April 2, 2023 Compared to Three Months Ended April 3, 2022

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	April 2,	April 3,	Favorable	Favorable	April 2,	April 3,
	2023	2022	(Unfavorable)	(Unfavorable)	2023	2022
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$19,500	$17,155	$2,345	13.7%	60.4%	65.6%
Sypris Electronics	12,792	9,011	3,781	42.0	39.6	34.4
Total	32,292	26,166	6,126	23.4	100.0	100.0

Cost of sales:
Sypris Technologies	16,861	14,023	(2,838)	(20.2)	86.5	81.7
Sypris Electronics	11,270	7,634	(3,636)	(47.6)	88.1	84.7
Total	28,131	21,657	(6,474)	(29.9)	87.1	82.8

Gross profit:
Sypris Technologies	2,639	3,132	(493)	(15.7)	13.5	18.3
Sypris Electronics	1,522	1,377	145	10.5	11.9	15.3
Total	4,161	4,509	(348)	(7.7)	12.9	17.2

Selling, general and administrative	3,745	3,389	(356)	(10.5)	11.6	13.0
Operating income	416	1,120	(704)	(62.9)	1.3	4.2

Interest expense, net	226	248	22	8.9	0.7	0.9
Other expense, net	71	169	98	58.0	0.2	0.6

Income before taxes	119	703	(584)	(83.1)	0.4	2.7
Income tax expense, net	294	466	172	36.9	0.9	1.8

Net (loss) income	$(175)	$237	$(412)	NM	(0.5)%	0.9%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies increased 13.7%, or $2.3 million, for the first quarter of 2023 compared to the first quarter of 2022. The net revenue increase for the quarter was primarily attributable to increased sales volumes of $0.9 million attributable to the commercial vehicle market, $0.3 million from the automotive, sport utility vehicle and off-highway markets and $1.1 million in energy product sales.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $3.8 million to $12.8 million in the first quarter of 2023 compared to $9.0 million in the first quarter of 2022. Sales to customers serving the communications market increased as compared to the first quarter of 2022. Additionally, material availability improved compared to the prior year period, which resulted in an increase in sales.

Gross Profit. Sypris Technologies’ gross profit decreased $0.5 million to $2.6 million in the first quarter of 2023 as compared to $3.1 million in the first quarter of 2022. The first quarter of 2023 was negatively impacted by foreign exchange rates for our Mexican subsidiary, resulting in a decrease in gross profit of $0.4 million. Additionally, gross profit was negatively impacted by an unfavorable mix for our energy product sales and higher material prices. Gross margin for the first quarter of 2023 was 13.5% as compared to 18.3% in the first quarter of 2022.

Sypris Electronics’ gross profit increased $0.1 million to $1.5 million in the first quarter of 2023 as compared to $1.4 million for the first quarter of 2022. The increase in gross profit was primarily a result of the increase in revenue which also had a positive impact on overhead absorption. This was partially offset by an unfavorable mix of programs during the quarter. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the balance of 2023. Gross margin for the first quarter of 2023 was 11.9% as compared to 15.3% in the first quarter of 2022.

Selling, General and Administrative. Selling, general and administrative expense increased $0.4 million to $3.7 million in the first quarter of 2023 as compared to $3.4 million for the same period in 2022 primarily as a result of increase sales commissions on the increase in energy product sales and additional headcount. Selling, general and administrative expense decreased as a percentage of revenue to 11.6% for the first quarter of 2023 from 13.0% in the prior year comparable period.

Income Taxes. The Company’s income tax expense for the three months ended April 2, 2023 and April 3, 2022 consists primarily of currently payable state and local income taxes on domestic operations and foreign income taxes on one of its Mexican subsidiaries.

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

Liquidity and Capital Resources

Cash Balance. As of April 2, 2023, we had approximately $19.5 million of cash and cash equivalents, of which $5.6 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as capital expenditures, for at least the next 12 months and beyond. Significant changes from our current forecasts, including, but not limited to: (i) meaningful shortfalls in our projected revenues, (ii) unexpected costs or expenses, and/or (iii) operating difficulties which cause unexpected delays in scheduled shipments, could require us to seek additional funding or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

Material Cash Requirements

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $6.5 million in principal as of April 2, 2023 and December 31, 2022 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of April 2, 2023, our principal commitment under the Note was $2.5 million due on April 1, 2023, $2.0 million on April 1, 2024 and the balance on April 1, 2026. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2023 and 2024.

Finance Lease Obligations. As of April 2, 2023, the Company had $3.6 million outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2026 and a weighted average interest rate of 8.6%.

Equipment Financing Obligations

As of April 2, 2023, the Company had $1.8 million outstanding under equipment financing facilities, with fixed interest rates ranging from 4.4% to 8.1% and payments due through 2028.

Purchase Commitments. We had purchase commitments totaling approximately $65.4 million at April 2, 2023, primarily for inventory and manufacturing equipment.

Cash Flows

Operating Activities. Net cash used in operating activities was $1.2 million in the first quarter of 2023, as compared to $3.3 million in the same period of 2022. The aggregate increase in accounts receivable in 2023 resulted in a usage of cash of $2.7 million primarily as a result of an increase in revenue for Sypris Technologies and Sypris Electronics over the prior year comparable period, partially offset by an early payment from a Sypris Technologies customer. The increase in inventory in 2023 resulted in a use of cash of $9.9 million. The increase in inventory is primarily in support of new program revenue growth for Sypris Electronics. A significant portion of the inventory receipts were funded through prepayments from customers of Sypris Electronics in 2023, which are recorded as contract liabilities and are the primary component of the $7.3 million increase in accrued and other liabilities during 2023. Accounts payable also increased during 2023, primarily associated with the inventory additions, providing a source of cash of $3.1 million.

Investing Activities. Net cash used in investing activities was comprised of capital expenditures of $0.7 million for the first quarter of 2023 as compared to $0.9 million for the first quarter of 2022.

Financing Activities. Net cash used in financing activities was $0.2 million for the first quarter of 2023 and was comprised of capital lease and equipment financing obligation payments of $0.4 million offset by proceeds from an equipment financing obligation of $0.2 million. Net cash used in financing activities was $0.3 million for the first quarter of 2022 and was comprised of capital lease and equipment financing obligation payments of $0.3 million.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes in our critical accounting policies during the three months ended April 2, 2023.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; risks of foreign operations, including foreign currency exchange rate risk exposure, which could impact our operating results; dependence on, retention or recruitment of key employees and highly skilled personnel and distribution of our human capital; volatility of our customers’ forecasts and our contractual obligations to meet current scheduling demands and production levels, which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; significant delays or reductions due to a prolonged continuing resolution or U.S. government shut down reducing the spending on products and services that Sypris Electronics provides; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; the termination or non-renewal of existing contracts by customers; the costs and supply of insurance on acceptable terms and with adequate coverage; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; the impact of COVID-19 and economic conditions on our future operations; possible public policy response to the pandemic, including U. S or foreign government legislation or restrictions that may impact our operations or supply chain; our failure to successfully win new business or develop new or improved products or new markets for our products; war, geopolitical conflict, terrorism, or political uncertainty, including disruptions resulting from the Russia-Ukraine war arising out of international sanctions, foreign currency fluctuations and other economic impacts; our reliance on a few key customers, third party vendors and sub-suppliers; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability, warranty or environmental claims; failure to adequately insure or to identify product liability, environmental or other insurable risks; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; the costs of compliance with our auditing, regulatory or contractual obligations; labor relations; strikes; union negotiations; costs associated with environmental claims relating to properties previously owned; pension valuation, health care or other benefit costs; our inability to patent or otherwise protect our inventions or other intellectual property rights from potential competitors or fully exploit such rights which could materially affect our ability to compete in our chosen markets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; cyber security threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risks related to owning our common stock, including increased volatility; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 1A.         Risk Factors

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.  There have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K other than with respect to the risk factor discussed below.

Fluctuations in foreign currency exchange rates have increased, and could continue to increase, our operating costs.

We have manufacturing operations located in Mexico. Excluding the cost of steel used in production, a significant portion of our operating expenses are denominated in the Mexican Peso. Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the currencies of our entities and the United States dollar, as well as inflationary costs, could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, payables and expenses of our Mexican operating entities. The Company does not currently hedge our Mexican Peso denominated expenses. Unexpected losses have occurred from increases in the value of the Mexican Peso relative to the United States dollar and further unexpected losses could occur, which could be material to our business, financial results, or operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit Number	Description

10.1	Form of 2023 Performance Vesting Non-Qualified Stock Option Award Agreement.

31(i)-1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i)-2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	May 16, 2023	By:	/s/ Richard L. Davis
(Richard L. Davis)
Vice President & Chief Financial Officer

Date:	May 16, 2023	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)