Form 10-Q
period 2023-07-02
SYPRIS SOLUTIONS INC
filed 2023-08-15
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended July 2, 2023

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

As of August 1, 2023, the Registrant had 22,414,610 shares of common stock outstanding

Part I.         Financial Information

Item 1.         Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Net revenue	$35,615	$29,044	$67,907	$55,210
Cost of sales	30,945	25,264	59,076	46,921
Gross profit	4,670	3,780	8,831	8,289
Selling, general and administrative	3,704	3,737	7,449	7,126
Operating income	966	43	1,382	1,163
Interest expense, net	178	263	404	511
Other expense, net	513	104	584	273
Income (loss) before taxes	275	(324)	394	379
Income tax expense	62	305	356	771
Net income (loss)	$213	$(629)	$38	$(392)
Income (loss) per share:
Basic	$0.01	$(0.03)	$0.00	$(0.02)
Diluted	$0.01	$(0.03)	$0.00	$(0.02)
Weighted average shares outstanding:
Basic	21,852	21,723	21,824	21,700
Diluted	22,446	21,723	22,457	21,700
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Net income (loss)	$213	$(629)	$38	$(392)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,049	(152)	2,422	431
Comprehensive income (loss)	$1,262	(781)	$2,460	$39

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	July 2,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,580	$21,648
Accounts receivable, net	10,801	8,064
Inventory, net	64,049	42,133
Other current assets	10,489	8,133
Total current assets	105,919	79,978
Property, plant and equipment, net	17,516	15,532
Operating lease right-of-use assets	3,865	4,251
Other assets	4,649	4,383
Total assets	$131,949	$104,144
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,436	$17,638
Accrued liabilities	54,428	33,316
Operating lease liabilities, current portion	1,172	1,168
Finance lease obligations, current portion	1,169	1,102
Equipment financing obligations, current portion	557	398
Note payable – related party, current portion	2,000	2,500
Total current liabilities	81,762	56,122
Operating lease liabilities, net of current portion	3,134	3,710
Finance lease obligations, net of current portion	2,128	2,536
Equipment financing obligations, net of current portion	1,222	738
Note payable – related party, net of current portion	1,992	3,989
Other liabilities	19,348	17,474
Total liabilities	109,586	84,569
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 22,425,445 shares issued and 22,414,610 outstanding in 2023 and 22,175,664 shares issued and 22,175,645 outstanding in 2022	224	221
Additional paid-in capital	155,860	155,535
Accumulated deficit	(115,298)	(115,336)
Accumulated other comprehensive loss	(18,423)	(20,845)
Treasury stock, 10,835 in 2023 and 19 shares in 2022	0	0
Total stockholders’ equity	22,363	19,575
Total liabilities and stockholders’ equity	$131,949	$104,144

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended
	July 2,	July 3,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$38	$(392)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,553	1,531
Deferred income taxes	(121)	225
Stock-based compensation expense	409	349
Deferred loan costs recognized	3	3
Net loss on the sale of assets	0	10
Provision for excess and obsolete inventory	(29)	129
Non-cash lease expense	386	442
Other noncash items	(68)	91
Contributions to pension plans	(10)	(47)
Changes in operating assets and liabilities:
Accounts receivable	(2,747)	(1,155)
Inventory	(21,267)	711
Other current assets	(1,443)	(819)
Accounts payable	4,688	805
Accrued and other liabilities	22,296	(3,892)
Net cash provided by (used in) operating activities	3,688	(2,009)
Cash flows from investing activities:
Capital expenditures	(1,526)	(1,840)
Net cash used in investing activities	(1,526)	(1,840)
Cash flows from financing activities:
Proceeds from equipment financing obligations	210	0
Principal payments on finance lease obligations	(556)	(479)
Principal payments on equipment financing obligations	(234)	(165)
Principal payments on Note Payable - related party	(2,500)	0
Indirect repurchase of shares for minimum statutory tax withholdings	(83)	(36)
Net cash used in financing activities	(3,163)	(680)
Effect of exchange rate changes on cash balances	(67)	395
Net decrease in cash and cash equivalents	(1,068)	(4,134)
Cash and cash equivalents at beginning of period	21,648	11,620
Cash and cash equivalents at end of period	$20,580	$7,486
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Capital expenditures purchased through equipment financing obligations	882	0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

	Three Months Ended July 2, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

April 2, 2023 balance	22,395,843	$224	$155,748	$(115,511)	$(19,472)	$0
Net income	0	0	0	213	0	0
Foreign currency translation adjustment	0	0	0	0	1,049	0
Exercise of stock options	36,267	0	(35)	0	0	0
Noncash compensation	15,000	0	146	0	0	0
Treasury stock	(32,500)	0	1	0	0	0
July 2, 2023 balance	22,414,610	$224	$155,860	$(115,298)	$(18,423)	$0

	Three Months Ended July 3, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

April 3, 2022 balance	22,088,344	$220	$155,061	$(112,605)	$(22,411)	$0
Net income (loss)	0	0	0	(629)	0	0
Foreign currency translation adjustment	0	0	0	0	(152)	0
Exercise of stock options	28,639	1	(20)	0	0	0
Noncash compensation	15,000	0	173	0	0	0
July 3, 2022 balance	22,131,983	$221	$155,214	$(113,234)	$(22,563)	$0

	Six Months Ended July 2, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2023 balance	22,175,645	$221	$155,535	$(115,336)	$(20,845)	$0
Net income	0	0	0	38	0	0
Foreign currency translation adjustment	0	0	0	0	2,422	0
Issuance of restricted common stock	160,000	2	(2)	0	0	0
Exercise of stock options	81,465	1	(83)	0	0	0
Noncash compensation	30,000	0	409	0	0	0
Treasury stock	(32,500)	0	1	0	0	0
July 2, 2023 balance	22,414,610	$224	$155,860	$(115,298)	$(18,423)	$0

	Six Months Ended July 3, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2022 balance	21,864,724	$218	$154,904	$(112,842)	$(22,994)	$0
Net income (loss)	0	0	0	(392)	0	0
Foreign currency translation adjustment	0	0	0	0	431	0
Issuance of restricted common stock	197,500	2	(2)	0	0	0
Exercise of stock options	39,759	1	(37)	0	0	0
Noncash compensation	30,000	0	349	0	0	0
July 3, 2022 balance	22,131,983	$221	$155,214	$(113,234)	$(22,563)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1)	Nature of Business

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

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results could differ from these estimates. Actual results for the three and six months ended July 2, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2022 as presented in the Company’s Annual Report on Form 10-K.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of July 2, 2023, total right-of-use assets and operating lease liabilities were approximately $3,865,000 and $4,306,000, respectively. As of December 31, 2022, total right-of-use assets and operating lease liabilities were approximately $4,251,000 and $4,878,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three and six months ended July 2, 2023 and July 3, 2022.

The following table presents information related to lease expense for the three and six months ended July 2, 2023 and July 3, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Finance lease expense:
Amortization expense	$189	$171	$366	$320
Interest expense	73	87	149	178
Operating lease expense	351	350	701	701
Variable lease expense	85	84	171	169
Total lease expense	$698	$692	$1,387	$1,368

The following table presents supplemental cash flow information related to leases (in thousands):

	Six Months Ended
	July 2,	July 3,
	2023	2022
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$885	$857
Operating cash flows from finance leases	149	178
Financing cash flows from finance leases	556	479

The annual future minimum lease payments as of July 2, 2023 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,466	$1,405
12 to 24 months	1,222	1,328
24 to 36 months	839	938
36 to 48 months	832	51
48 to 60 months	421	0
Thereafter	0	0
Total lease payments	4,780	3,722

Less imputed interest	(474)	(425)
Total	$4,306	$3,297

The following table presents certain information related to lease terms and discount rates for leases as of July 2, 2023 and December 31, 2022:

	July 2,	December 31,
	2023	2022
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	4.0	4.4
Finance leases	2.6	3.0

Weighted-average discount rate (percentage):
Operating leases	8.0	8.0
Finance leases	8.6	8.5

(5)	Revenue from Contracts with Customers

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

Some of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $92,787,000 of remaining performance obligations as of July 2, 2023, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 35% of our remaining performance obligations as revenue in 2023, 64% in 2024 and the balance in 2025.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended July 2, 2023 and July 3, 2022:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Sypris Technologies – transferred point in time	$20,058	$17,951	$39,558	$35,106
Sypris Electronics – transferred point in time	4,844	1,844	9,333	3,797
Sypris Electronics – transferred over time	10,713	9,249	19,016	16,307
	$35,615	$29,044	$67,907	$55,210

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of July 2, 2023 and December 31, 2022 were $5,090,000 and $2,393,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of July 2, 2023, the contract liabilities balance was $62,110,000, of which $48,579,000, was included within accrued liabilities and $13,531,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2022, the contract liabilities balance was $40,391,000, of which $27,909,000 was included within accrued liabilities and $12,482,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $5,963,000 and $10,168,000 during the three and six months ended July 2, 2023, respectively. The Company recognized revenue from contract liabilities of $4,464,000 and $7,640,000 during the three and six months ended July 3, 2022, respectively.

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

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 663,000 potential common shares excluded from diluted earnings per share for the three and six months ended July 3, 2023. For the three and six months ended July 2, 2022, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) income per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Income (loss) attributable to stockholders:
Net income (loss) income as reported	$213	$(629)	$38	$(392)
Less distributed and undistributed earnings allocable to restricted award holders	(5)	0	(1)	0
Less dividends declared attributable to restricted award holders	0	0	0	0
Net income (loss) allocable to common stockholders	$208	$(629)	$37	$(392)

Income (loss) per common share attributable to stockholders:
Basic	$0.01	$(0.03)	$0.00	$(0.02)
Diluted	$0.01	$(0.03)	$0.00	$(0.02)

Weighted average shares outstanding – basic	21,852	21,723	21,824	21,700
Weighted average additional shares assuming conversion of potential common shares	594	0	633	0
Weighted average shares outstanding – diluted	22,446	21,723	22,457	21,700

(7)	Inventory

Inventory consists of the following (in thousands):

	July 2,	December 31,
	2023	2022
	(Unaudited)
Raw materials	$56,073	$36,612
Work in process	8,885	6,585
Finished goods	936	802
Reserve for excess and obsolete inventory	(1,845)	(1,866)
Total	$64,049	$42,133

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	July 2,	December 31,
	2023	2022
	(Unaudited)
Land and land improvements	$43	$43
Buildings and building improvements	8,473	8,044
Machinery, equipment, furniture and fixtures	71,868	66,037
Construction in progress	2,572	2,048
	82,957	76,172
Accumulated depreciation	(65,441)	(60,640)
	$17,516	$15,532

(9)	Debt

Debt outstanding consists of the following (in thousands):

	July 2,	December 31,
	2023	2022
	(Unaudited)
Current:
Finance lease obligation, current portion	$1,169	$1,102
Equipment financing obligations, current portion	557	398
Note payable – related party, current portion	2,000	2,500
Current portion of long term debt and finance lease obligations	$3,726	$4,000
Long Term:
Finance lease obligation	$2,128	$2,536
Equipment financing obligations	1,222	738
Note payable – related party	2,000	4,000
Less unamortized debt issuance and modification costs	(8)	(11)
Long term debt and finance lease obligations net of unamortized debt costs	$5,342	$7,263

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of a secured promissory note (the “Note”), with obligations totaling $4,000,000 and $6,500,000 in principal as of July 2, 2023 and December 31, 2022, respectively. GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of July 2, 2023, our principal commitment under the Note was $2,000,000 due on April 1, 2024 and the balance on April 1, 2026. Interest on the Note is payable quarterly, and the rate is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, which was 8.8% as of July 2, 2023. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2024.

Obligations under the Note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Finance Lease Obligations

As of July 2, 2023, the Company had $3,297,000 outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2026 and a weighted average interest rate of 8.6%.

Equipment Financing Obligations

As of July 2, 2023, the Company had $1,779,000 outstanding under equipment financing facilities, with effective interest rates ranging from 4.4% to 8.1% and payments due through 2028. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$661
12 to 24 months	533
24 to 36 months	370
36 to 48 months	278
48 to 60 months	177
Thereafter	0
Total payments	2,019
Less imputed interest	(240)
Total equipment financing obligations	$1,779

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$20,058	$17,951	$39,558	$35,106
Sypris Electronics	15,557	11,093	28,349	20,104
	$35,615	$29,044	$67,907	$55,210

Gross profit:
Sypris Technologies	$2,007	$2,131	$4,646	$5,263
Sypris Electronics	2,663	1,649	4,185	3,026
	$4,670	$3,780	$8,831	$8,289

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Operating income (loss):
Sypris Technologies	$538	$740	$1,699	$2,604
Sypris Electronics	1,584	835	2,146	1,336
General, corporate and other	(1,156)	(1,532)	(2,463)	(2,777)
	$966	$43	$1,382	$1,163
Income (loss) before taxes:
Sypris Technologies	$(48)	$544	$975	$2,163
Sypris Electronics	1,543	797	2,075	1,258
General, corporate and other	(1,220)	(1,665)	(2,656)	(3,042)
	$275	$(324)	$394	$379

	July 2,	December 31,
	2023	2022
	(Unaudited)
Total assets:
Sypris Technologies	$44,010	$36,875
Sypris Electronics	72,280	47,522
General, corporate and other	15,659	19,747
	$131,949	$104,144

Total liabilities:
Sypris Technologies	$23,296	$19,492
Sypris Electronics	80,247	56,073
General, corporate and other	6,043	9,004
	$109,586	$84,569

(11)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of July 2, 2023 and December 31, 2022 was $750,000 and $690,000, respectively. The Company’s warranty expense for the three and six months ended July 2, 2023 and July 3, 2022 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and has been approved for development by the purchaser. As of July 2, 2023 and December 31, 2022, no amounts were accrued for any environmental matters.

On December 27, 2017, the U.S. Department of Labor (the “DOL”) filed a lawsuit alleging that the Company had misinterpreted the language of the Company’s 401(k) Plans (collectively, the “Plan”). The DOL does not dispute that the Company reached such interpretation in good faith and after the Company consulted with independent ERISA counsel. On January 26, 2022, an opinion was issued by the presiding judge indicating that certain of the Plan language in dispute is unambiguous and would therefore limit the Company’s right to interpret such language. Following the denial of motions for summary judgement from the Company and the DOL on April 28, 2022, a hearing took place on September 13, 2022 to review issues raised in the Company’s motion to amend its answer and its proposed counter claim and general next steps for the litigation proceedings, including settlement considerations. Following the hearing the judge issued an order denying the Company’s motion to amend its answer and proposed counter claim and further requested that the parties prepare a joint status report by November 14, 2022 relating to the schedule for the litigation proceedings. While the Company believes that it has affirmative defenses and is continuing to vigorously defend the matter, the Company has engaged in settlement discussions with the DOL, and on March 14, 2023, the parties jointly delivered to the court a proposed consent order and judgment containing the terms of a settlement agreement. The parties have also filed joint briefs with the court in support of the settlement and are awaiting approval of the consent order and judgement by the court. The Company recorded a reserve of $575,000 during the year ended December 31, 2022, and the Company currently estimates the range of possible loss is $0 to $58,000 in excess of the amount reserved. If a settlement is not reached and the DOL’s allegations were subsequently upheld by a court, the Company could be required to make additional contributions into the accounts of its Plan participants and penalties payable to the DOL could be imposed.

On February 17, 2017, several employees (“Lucas Plaintiffs”) of KapStone Charleston Kraft, LLC filed a lawsuit in South Carolina alleging that they had been seriously burned when they opened a hinged closure and a hot tar-like material spilled out. Among other claims, the Lucas Plaintiffs allege that Sypris Technologies designed and manufactured the closure, that the closure was defective and that those defects had caused or contributed to their injuries. Sypris Technologies’ motion to dismiss for lack of jurisdiction was denied on February 28, 2020. On November 21, 2022, the Company received a demand for settlement presented by the Lucas Plaintiffs, which was rejected. The Company is continuing to vigorously defend the matter, regards these allegations to be without merit and any potential damages to be undeterminable. As a result, we are currently unable to estimate a loss or range of loss for this matter at this time. The Company’s general liability insurer has accepted the defense costs.

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to produce inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $56,765,000 as of July 2, 2023, of which $36,490,000 is due in 2023, $19,715,000 is due in 2024 and $560,000 is due in 2025.

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

(13)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Service cost	$0	$1	$1	$2
Interest cost on projected benefit obligation	408	226	618	420
Net amortizations, deferrals and other costs	123	127	263	280
Expected return on plan assets	(149)	(221)	(353)	(409)
Net periodic benefit cost	$382	$133	$529	$293

The net periodic benefit cost of the defined benefit pension plans incurred during the three and six-month periods ended July 2, 2023 and July 3, 2022 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Service cost:
Selling, general and administrative expenses	$0	$1	$1	$2
Other net periodic benefit costs:
Other expense (income), net	382	132	528	291
Total	$382	$133	$529	$293

(14)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	July 2,	December 31,
	2023	2022
	(Unaudited)
Foreign currency translation adjustments	$(8,036)	$(10,458)
Employee benefit related adjustments – U.S., net of tax	(10,488)	(10,488)
Employee benefit related adjustments – Mexico, net of tax	101	101
Accumulated other comprehensive loss	$(18,423)	$(20,845)

(15)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at July 2, 2023 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

Impact of COVID-19 on Our Business

During 2022 and the first six months of 2023, residual effects of the COVID pandemic continued to contribute to various degrees of supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue throughout 2023.

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

Sypris Technologies Outlook

Conditions have remained relatively stable for the North American Class 4-8 commercial vehicle market in addition to the automotive, sport utility vehicle and off-highway markets also served by Sypris Technologies. During the first six months of 2023, production of Class 8 trucks in North America increased 14% over the first six months of 2022. The outlook for 2023 is for continued strong demand for production during the third quarter of 2023 with a decrease in the fourth quarter as compared to 2022. While there is growing evidence of a slowing North American economy, we believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as the demand cycles for our products in these markets differs from than the Class 8 commercial vehicle market, thereby reducing volatility in our revenue profile.

Reduced travel, business closures, and other economic impacts related to the COVID-19 pandemic suppressed oil and natural gas demand, thereby adversely impacting the oil and gas markets served by our Tube Turns® brand of engineered products. This caused major pipeline developers to significantly scale back near-term capital investments in new pipeline infrastructure, which resulted in reduced demand for our products for the oil and gas markets in early 2022. Sales in this market are dependent on, among other things, the level of worldwide oil and natural gas demand, the price of crude oil and natural gas and capital spending by exploration and production companies and drilling contractors. As production activity increased in the second half of 2022, particularly in liquefied natural gas shipments to Europe, customer demand in this market increased and remained at a higher level into 2023 compared to early 2022. However, the war between Russia and Ukraine has also led to disruption, instability and volatility in global markets and industries that could negatively impact our operations.

We will continue to pursue new business in a wide variety of markets from light automotive to new pressure vessel and pipeline applications to achieve a more balanced portfolio across our customers, markets and products.

Sypris Electronics Outlook

As noted above, the COVID-19 pandemic continued to impact business in 2022 including supply chain challenges and delays. The majority of the government aerospace and defense programs that we support require specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to focus on our supply chain to attempt to mitigate the impact of supply component shortages on our business. Electronic component shortages may continue to be a challenge during 2023. We may not be successful in addressing these shortages and other supply chain issues.

During 2022 and the first half of 2023, we announced new program awards and releases for Sypris Electronics, with certain programs continuing into 2025. In addition to contract awards from Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts for manufacturing services to the communication and navigation markets, which require our advanced capabilities for delivering products for complex, high cost of failure platforms.

On December 29, 2022, the President signed the FY 2023 Omnibus Appropriations Act into law, which provides $858 billion in total national defense funding, of which $816.7 billion is for the DoD base budget. This reflects a $44.6 billion increase over the FY 2023 request for national defense spending, and a $43.7 billion increase for the DoD. The President’s Fiscal Year (FY) 2024 budget request was submitted to Congress on March 9, 2023 initiating the FY 2024 defense authorization and appropriations legislative process. The request includes $886 billion for national defense spending, of which $842 billion is for the DoD base budget.

On June 3, 2023, the President signed H.R. 3746 The Fiscal Responsibility Act (“FRA”) into law. The legislation suspends the debt ceiling until January 1, 2025, and, among other provisions, caps national defense spending at $886 billion for FY 2024 (i.e. the President’s budget request level) and $895 billion for FY 2025. Supplemental funding legislation is not subject to the budget caps.  Additionally, the FRA will result in a decrease in government spending for FY 2024 by one percent from FY 2023 enacted levels if Congress does not pass all twelve defense and non-defense discretionary appropriations bills by the end of 2023 and, as a result, a continuing resolution will be in effect on or after January 1, 2024.

Overall congressional sentiment remains strong for supporting the DOD’s National Defense Strategy and defense spending. However, we anticipate that the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, the global security environment, inflationary pressures and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly, and the effect on individual programs or our results cannot be predicted at this time.

See also the discussion of Congressional budgetary constraints or reallocations risks within “Item 1A, Risk Factors” included in our 2022 Form 10-K.

Results of Operations

The tables below compare our segment and consolidated results for the three and six month periods of operations of 2023 to the three and six month periods of operations of 2022. The tables present the results for each period, the change in those results from 2022 to 2023 in both dollars and percentages and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended July 2, 2023 Compared to Three Months Ended July 3, 2022

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	July 2,	July 3,	Favorable	Favorable	July 2,	July 3,
	2023	2022	(Unfavorable)	(Unfavorable)	2023	2022
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$20,058	$17,951	$2,107	11.7%	56.3%	61.8%
Sypris Electronics	15,557	11,093	4,464	40.2	43.7	38.2
Total	35,615	29,044	6,571	22.6	100.0	100.0

Cost of sales:
Sypris Technologies	18,051	15,820	(2,231)	(14.1)	90.0	88.1
Sypris Electronics	12,894	9,444	(3,450)	(36.5)	82.9	85.1
Total	30,945	25,264	(5,681)	(22.5)	86.9	87.0

Gross profit:
Sypris Technologies	2,007	2,131	(124)	(5.8)	10.0	11.9
Sypris Electronics	2,663	1,649	1,014	61.5	17.1	14.9
Total	4,670	3,780	890	23.5	13.1	13.0

Selling, general and administrative	3,704	3,737	33	0.9	10.4	12.9
Operating income	966	43	923	2,146.5	2.7	0.1

Interest expense, net	178	263	85	32.3	0.5	0.9
Other expense, net	513	104	(409)	(393.3)	1.4	0.4

Income (loss) before taxes	275	(324)	599	NM	0.8	(1.1)
Income tax expense, net	62	305	243	79.7	0.2	1.1

Net income (loss)	$213	$(629)	$842	NM	0.6%	(2.2)%

Six Months Ended July 2, 2023 Compared to Six Months Ended July 3, 2022.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Six
	Six Months Ended,		Change	Change	Months Ended
	July 2,	July 3,	Favorable	Favorable	July 2,	July 3,
	2023	2022	(Unfavorable)	(Unfavorable)	2023	2022
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$39,558	$35,106	$4,452	12.7%	58.3%	63.6%
Sypris Electronics	28,349	20,104	8,245	41.0	41.7	36.4
Total	67,907	55,210	12,697	23.0	100.0	100.0

Cost of sales:
Sypris Technologies	34,912	29,843	(5,069)	(17.0)	88.3	85.0
Sypris Electronics	24,164	17,078	(7,086)	(41.5)	85.2	84.9
Total	59,076	46,921	(12,155)	(25.9)	87.0	85.0

Gross profit:
Sypris Technologies	4,646	5,263	(617)	(11.7)	11.7	15.0
Sypris Electronics	4,185	3,026	1,159	38.3	14.8	15.1
Total	8,831	8,289	542	6.5	13.0	15.0

Selling, general and administrative	7,449	7,126	(323)	(4.5)	11.0	12.9
Operating income	1,382	1,163	219	18.8	2.0	2.1

Interest expense, net	404	511	107	20.9	0.6	0.9
Other expense, net	584	273	(311)	(113.9)	0.9	0.5

Income before taxes	394	379	15	4.0	0.6	0.7
Income tax expense, net	356	771	415	53.8	0.5	1.4

Net income (loss)	$38	$(392)	$430	NM	0.1%	(0.7)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three and six-month periods ended July 2, 2023 increased $2.1 million and $4.5 million, respectively, from the prior year comparable periods. The net revenue increase for the quarter was primarily attributable to increased sales volumes of $0.3 million attributable to the commercial vehicle market, $0.3 million from the automotive, sport utility vehicle and off-highway markets and $1.5 million in energy product sales. The net revenue increase for the six months ended July 2, 2023 was primarily attributable to increased sales volumes of $1.3 million attributable to the commercial vehicle market, $0.6 million from the automotive, sport utility vehicle and off-highway markets and $2.6 million in energy product sales.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $4.5 million and $8.2 million, respectively, for the three and six months ended July 2, 2023, from the prior year comparable periods. The increase in revenue for the three and six months ended July 2, 2023 was primarily related to an increase in sales to customers serving the communications market. Additionally, material availability improved compared to the prior year periods, which resulted in an increase in sales.

Gross Profit. Sypris Technologies’ gross profit decreased $0.1 million and $0.6 million for the three and six months ended July 2, 2023, respectively, from the prior year comparable periods. The three and six months ended July 2, 2023 were negatively impacted by foreign exchange rates for our Mexican subsidiary, resulting in a decrease in gross profit of $0.6 million and $1.0 million, respectively.

Sypris Electronics’ gross profit increased $1.0 million and $1.2 million for the three and six months ended July 2, 2023, respectively, from the prior year comparable periods. The increase in gross profit for the three and six months ended July 2, 2023 was primarily a result of the increase in revenue which also had a positive impact on overhead absorption. Additionally, material costs on a high-volume program were lower during the current year as a result of improved purchasing efforts. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the balance of 2023.

Selling, General and Administrative. Selling, general and administrative expense was flat for the second quarter of 2023 as compared to the prior year and increased $0.3 million for the six month period ended July 2, 2023, as compared to the same period in 2022.  The increase for the six month period was primarily as a result of increased sales commissions on the increase in energy product sales and additional headcount. Selling, general and administrative expense decreased as a percentage of revenue to 10.4% and 11.0% for the three and six months ended July 2, 2023, respectively, from 12.9% for the three and six months ended July 3, 2022.

Income Taxes. The Company’s income tax expense for the three and six months ended July 2, 2023 and July 3, 2022 consists primarily of foreign income taxes on its Mexican subsidiaries.

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

Liquidity, Capital Resources

Cash Balance. As of July 2, 2023, we had approximately $20.6 million of cash and cash equivalents, of which $6.2 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

We have projected that our cash and cash equivalents will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including, but not limited to: (i) the impact of changes in worldwide and U.S. economic conditions (ii) meaningful shortfalls in projected revenue, (iii) unexpected costs or expenses, (iv) operating difficulties which cause unexpected delays in scheduled shipments, and/or (v) inflation, could require us to seek additional funding or force us to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

Material Cash Requirements

Gill Family Capital Management Note.  The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of a secured promissory note  (the “Note”), with obligations totaling $4.0 million and $6.5 million in principal as of July 2, 2023 and December 31, 2022, respectively.  GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill.  GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of July 2, 2023, our principal commitment under the Note was $2.0 million due on April 1, 2024 and the balance on April 1, 2026.  Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly.  The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2024.

Finance Lease Obligations. As of July 2, 2023, the Company had $3.3 million outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2026 and a weighted average interest rate of 8.6%.

Equipment Financing Obligations. As of July 2, 2023, the Company had $1.8 million outstanding under equipment financing facilities, with fixed interest rates ranging from 4.4% to 8.1% and payments due through 2028.

Purchase Commitments. We had purchase commitments totaling approximately $56.8 million at July 2, 2023, primarily for inventory and manufacturing equipment, which are due through 2025.

Cash Flows

Operating Activities. Net cash provided by operating activities was $3.7 million in the first six months of 2023 as compared to cash used of $2.0 million in the same period of 2022. The aggregate increase in accounts receivable in 2023 resulted in a usage of cash of $2.7 million as a result of the increase in revenue for Sypris Technologies and Sypris Electronics over the prior year comparable period. The increase in inventory in 2023 resulted in a cash usage of $21.3 million. The increase in inventory is primarily in support of new program revenue growth for Sypris Electronics. A significant portion of the inventory receipts were funded through prepayments from customers of Sypris Electronics in 2023, which are recorded as contract liabilities and are the primary component of the $22.3 million increase in accrued and other liabilities during 2023. Accounts payable also increased during 2023, primarily associated with the inventory additions, providing a source of cash of $4.7 million.

Investing Activities. Net cash used in investing activities was comprised of capital expenditures of $1.5 million for the first six months of 2023 as compared to $1.8 million for the first six months of 2022.

Financing Activities. Net cash used in financing activities was $3.2 million for the first six months of 2023 as compared to $0.7 million for the first six months of 2022. Net cash used in financing activities in the first six months of 2023 included principal payments of $2.5 million on the Note, principal payments on finance leases and equipment financing obligation of $0.6 million and payments of $0.1 million for minimum statutory tax withholdings on stock based compensation. Net cash used in financing activities in the first six months of 2022 included principal payments on finance leases and equipment financing obligations of $0.6 million and payments of $0.1 million for minimum statutory tax withholdings on stock based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes in our critical accounting policies during the six months ended July 2, 2023.

Forward-looking Statements

This Quarterly Report on Form 10-Q, and our other oral or written communications, may contain “forward-looking” statements. These statements may include our expectations or projections about the future of our business, industries, business strategies, prospects, potential acquisitions, liquidity, financial condition or financial results and our views about developments beyond our control, including domestic or global economic conditions, such as inflation, supply chain conditions, government spending, industry trends and market developments. These statements are based on management’s views and assumptions at the time originally made, and, except as required by law, we undertake no obligation to update these statements, even if, for example, they remain available on our website after those views and assumptions have changed. There can be no assurance that our expectations, projections or views will come to pass, and undue reliance should not be placed on these forward-looking statements.

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; risks of foreign operations, including foreign currency exchange rate risk exposure, which could impact our operating results; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation; dependence on, retention or recruitment of key employees and highly skilled personnel and distribution of our human capital; the cost and availability of full-time accounting personnel with technical accounting knowledge to execute, review and approve all aspects of the financial statement close and reporting process; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; volatility of our customers’ forecasts and our contractual obligations to meet current scheduling demands and production levels, which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; significant reductions in U.S. government spending on products and services that Sypris Electronics provides; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; the termination or non-renewal of existing contracts by customers; the costs and supply of insurance on acceptable terms and with adequate coverage; the costs of compliance with our auditing, regulatory or contractual obligations; pension valuation, health care or other benefit costs; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; possible public policy response to a public health emergency, including U. S or foreign government legislation or restrictions that may impact our operations or supply chain; our failure to successfully win new business or develop new or improved products or new markets for our products; war, geopolitical conflict, terrorism, or political uncertainty, including disruptions resulting from the Russia-Ukraine war arising out of international sanctions, foreign currency fluctuations and other economic impacts; our reliance on a few key customers, third party vendors and sub-suppliers; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability, warranty or environmental claims; failure to adequately insure or to identify product liability, environmental or other insurable risks; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; labor relations; strikes; union negotiations; costs associated with environmental claims relating to properties previously owned; our inability to patent or otherwise protect our inventions or other intellectual property rights from potential competitors or fully exploit such rights which could materially affect our ability to compete in our chosen markets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; cyber security threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risks related to owning our common stock, including increased volatility; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 15, 2023	By:	/s/ Richard L. Davis
(Richard L. Davis)
Vice President & Chief Financial Officer

Date:	August 15, 2023	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)