Form 10-Q
period 2023-10-01
SYPRIS SOLUTIONS INC
filed 2023-11-15
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended October 1, 2023

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

As of November 5, 2023, the Registrant had 22,454,649 shares of common stock outstanding.

Part I.         Financial Information

Item 1.         Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Net revenue	$33,581	$25,199	$101,488	$80,409
Cost of sales	29,541	23,228	88,617	70,149
Gross profit	4,040	1,971	12,871	10,260
Selling, general and administrative	4,170	3,574	11,619	10,700
Operating (loss) income	(130)	(1,603)	1,252	(440)
Interest expense, net	127	273	531	784
Other expense, net	199	382	783	655
Loss before taxes	(456)	(2,258)	(62)	(1,879)
Income tax expense (benefit)	99	(16)	455	755
Net loss	$(555)	$(2,242)	$(517)	$(2,634)
Loss per share:
Basic	$(0.03)	$(0.10)	$(0.02)	$(0.12)
Diluted	$(0.03)	$(0.10)	$(0.02)	$(0.12)

Weighted average shares outstanding:
Basic	21,880	21,740	21,848	21,716
Diluted	21,880	21,740	21,848	21,716
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Net loss	$(555)	$(2,242)	$(517)	$(2,634)
Other comprehensive (loss) income
Foreign currency translation adjustments	(581)	(51)	1,841	380
Comprehensive (loss) income	$(1,136)	(2,293)	$1,324	$(2,254)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	October 1,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,409	$21,648
Accounts receivable, net	10,777	8,064
Inventory, net	76,669	42,133
Other current assets	9,284	8,133
Total current assets	105,139	79,978
Property, plant and equipment, net	16,659	15,532
Operating lease right-of-use assets	3,584	4,251
Other assets	4,511	4,383
Total assets	$129,893	$104,144
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,553	$17,638
Accrued liabilities	56,052	33,316
Operating lease liabilities, current portion	1,120	1,168
Finance lease obligations, current portion	1,168	1,102
Equipment financing obligations, current portion	624	398
Working capital line of credit	500	0
Note payable – related party, current portion	0	2,500
Total current liabilities	85,017	56,122
Operating lease liabilities, net of current portion	2,890	3,710
Finance lease obligations, net of current portion	1,834	2,536
Equipment financing obligations, net of current portion	1,429	738
Note payable – related party, net of current portion	3,993	3,989
Other liabilities	13,319	17,474
Total liabilities	108,482	84,569
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 22,465,485 shares issued and 22,454,649outstanding in 2023 and 22,175,664 shares issued and 22,175,645 outstanding in 2022	224	221
Additional paid-in capital	156,044	155,535
Accumulated deficit	(115,853)	(115,336)
Accumulated other comprehensive loss	(19,004)	(20,845)
Treasury stock, 10,835 in 2023 and 19 shares in 2022	0	0
Total stockholders’ equity	21,411	19,575
Total liabilities and stockholders’ equity	$129,893	$104,144

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended
	October 1,	October 2,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net loss	$(517)	$-2,634
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,392	2,302
Deferred income taxes	(56)	451
Stock-based compensation expense	615	512
Deferred loan costs recognized	3	4
Net loss on the sale of assets	0	4
Provision for excess and obsolete inventory	(22)	92
Non-cash lease expense	667	690
Other noncash items	178	82
Contributions to pension plans	(10)	(60)
Changes in operating assets and liabilities:
Accounts receivable	(2,845)	(528)
Inventory	(34,146)	(5,062)
Other current assets	(464)	(2,215)
Accounts payable	7,841	3,877
Accrued and other liabilities	18,195	10,780
Net cash (used in) provided by operating activities	(8,169)	8,295
Cash flows from investing activities:
Capital expenditures	(1,890)	(2,811)
Proceeds from sale of assets	0	6
Net cash used in investing activities	(1,890)	(2,805)
Cash flows from financing activities:
Proceeds from equipment financing obligations	210	0
Proceeds from working capital line of credit	500	0
Principal payments on finance lease obligations	(845)	(725)
Principal payments on equipment financing obligations	(387)	(253)
Principal payments on Note payable – related party	(2,500)	0
Indirect repurchase of shares for minimum statutory tax withholdings	(104)	(40)
Net cash used in financing activities	(3,126)	(1,018)
Effect of exchange rate changes on cash balances	(54)	382
Net (decrease) increase in cash and cash equivalents	(13,239)	4,854
Cash and cash equivalents at beginning of period	21,648	11,620
Cash and cash equivalents at end of period	$8,409	$16,474

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Capital expenditures purchased through equipment financing obligations	$1,050	$280

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

	Three Months Ended October 1, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

July 2, 2023 balance	22,414,610	$224	$155,860	$(115,298)	$(18,423)	$0
Net loss	0	0	0	(555)	0	0
Foreign currency translation adjustment	0	0	0	0	(581)	0
Exercise of stock options	25,039	0	(22)	0	0	0
Noncash compensation	15,000	0	206	0	0	0
October 1, 2023 balance	22,454,649	$224	$156,044	$(115,853)	$(19,004)	$0

	Three Months Ended October 2, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

July 3, 2022 balance	22,131,983	$221	$155,214	$(113,234)	$(22,563)	$0
Net loss	0	0	0	(2,242)	0	0
Foreign currency translation adjustment	0	0	0	0	(51)	0
Exercise of stock options	3,682	0	(3)	0	0	0
Noncash compensation	15,000	0	163	0	0	0
October 2, 2022 balance	22,150,665	$221	$155,374	$(115,476)	$(22,614)	$0

	Nine Months Ended October 1, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2023 balance	22,175,645	$221	$155,535	$(115,336)	$(20,845)	$0
Net loss	0	0	0	(517)	0	0
Foreign currency translation adjustment	0	0	0	0	1,841	0
Issuance of restricted common stock	160,000	2	(2)	0	0	0
Exercise of stock options	106,504	1	(105)	0	0	0
Noncash compensation	45,000	0	615	0	0	0
Treasury stock	(32,500)	0	1	0	0	0
October 1, 2023 balance	22,454,649	$224	$156,044	$(115,853)	$(19,004)	$0

	Nine Months Ended October 2, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2022 balance	21,864,724	$218	$154,904	$(112,842)	$(22,994)	$0
Net loss	0	0	0	(2,634)	0	0
Foreign currency translation adjustment	0	0	0	0	380	0
Issuance of restricted common stock	197,500	2	(2)	0	0	0
Exercise of stock options	43,441	1	(40)	0	0	0
Noncash compensation	45,000	0	512	0	0	0
October 2, 2022 balance	22,150,665	$221	$155,374	$(115,476)	$(22,614)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1)	Nature of Business

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

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results for the three and nine months ended October 1, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2022 as presented in the Company’s Annual Report on Form 10-K.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of October 1, 2023, total right-of-use assets and operating lease liabilities were approximately $3,584,000 and $4,010,000, respectively. As of December 31, 2022, total right-of-use assets and operating lease liabilities were approximately $4,251,000 and $4,878,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three and nine months ended October 1, 2023 and October 2, 2022.

The following table presents information related to lease expense for the three and nine months ended October 1, 2023 and October 2, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Finance lease expense:
Amortization expense	$191	$170	$557	$490
Interest expense	69	83	218	261
Operating lease expense	351	351	1,052	1,052
Variable lease expense	105	84	276	253
Total lease expense	$716	$688	$2,103	$2,056

The following table presents supplemental cash flow information related to leases (in thousands):

	Nine Months Ended
	October 1,	October 2,
	2023	2022
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,328	$1,273
Operating cash flows from finance leases	218	261
Financing cash flows from finance leases	845	725

The annual future minimum lease payments as of October 1, 2023 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,392	$1,381
12 to 24 months	1,226	1,317
24 to 36 months	960	640
36 to 48 months	837	26
48 to 60 months	210	0
Thereafter	0	0
Total lease payments	4,625	3,364
Less imputed interest	(615)	(362)
Total	$4,010	$3,002

The following table presents certain information related to lease terms and discount rates for leases as of October 1, 2023 and December 31, 2022:

	October 1,	December 31,
	2023	2022
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	3.8	4.4
Finance leases	2.3	3
Weighted-average discount rate (percentage):
Operating leases	8	8
Finance leases	8.6	8.5

(5)	Revenue from Contracts with Customers

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

Some of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $88,455,000 of remaining performance obligations as of October 1, 2023, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 19% of our remaining performance obligations as revenue in 2023, 78% in 2024 and the balance in 2025.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended October 1, 2023 and October 2, 2022:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Sypris Technologies – transferred point in time	$19,337	$16,990	$58,895	$52,096
Sypris Electronics – transferred point in time	4,727	2,586	14,061	6,383
Sypris Electronics – transferred over time	9,517	5,623	28,532	21,930
	$33,581	$25,199	$101,488	$80,409

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of October 1, 2023 and December 31, 2022 were $4,292,000 and $2,393,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company receives cash payments from customers on certain contracts in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. As of October 1, 2023, the contract liabilities balance was $57,554,000, of which $49,207,000 was included within accrued liabilities and $8,347,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2022, the contract liabilities balance was $40,391,000, of which $27,909,000 was included within accrued liabilities and $12,482,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $6,604,000 and $16,248,000 during the three and nine months ended October 1, 2023, respectively. The Company recognized revenue from contract liabilities of $3,237,000 and $10,562,000 during the three and nine months ended October 2, 2022, respectively.

Practical expedients and exemptions

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expense in the consolidated statements of operations.

We do not disclose the value of unsatisfied performance obligations for contracts with original expected lengths of one year or less.

(6)	Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and nine months ended October 1, 2023 and October 2, 2022, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Loss attributable to stockholders:
Net loss as reported	$(555)	$(2,242)	$(517)	$(2,634)
Less distributed and undistributed earnings allocable to restricted award holders	0	0	0	0
Less dividends declared attributable to restricted award holders	0	0	0	0
Net loss allocable to common stockholders	$(555)	$(2,242)	$(517)	$(2,634)
Loss per common share attributable to stockholders:
Basic	$(0.03)	$(0.10)	$(0.02)	$(0.12)
Diluted	$(0.03)	$(0.10)	$(0.02)	$(0.12)
Weighted average shares outstanding – basic	21,880	21,740	21,848	21,716
Weighted average additional shares assuming conversion of potential common shares	0	0	0	0
Weighted average shares outstanding – diluted	21,880	21,740	21,848	21,716

(7)	Inventory

Inventory consists of the following (in thousands):

	October 1,	December 31,
	2023	2022
	(Unaudited)
Raw materials	$68,698	$36,612
Work in process	8,667	6,585
Finished goods	1,178	802
Reserve for excess and obsolete inventory	(1,874)	(1,866)
Total	$76,669	$42,133

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	October 1,	December 31,
	2023	2022
	(Unaudited)
Land and land improvements	$43	$43
Buildings and building improvements	8,376	8,044
Machinery, equipment, furniture and fixtures	70,929	66,037
Construction in progress	2,687	2,048
	82,035	76,172
Accumulated depreciation	(65,376)	(60,640)
	$16,659	$15,532

(9)	Debt

Debt outstanding consists of the following (in thousands):

	October 1,	December 31,
	2023	2022
	(Unaudited)
Current:
Finance lease obligation, current portion	$1,168	$1,102
Equipment financing obligations, current portion	624	398
Working capital line of credit	500	0
Note payable – related party, current portion	0	2,500
Current portion of long term debt and finance lease obligations	$2,292	$4,000
Long Term:
Finance lease obligation	$1,834	$2,536
Equipment financing obligations	1,429	738
Note payable – related party	4,000	4,000
Less unamortized debt issuance and modification costs	(7)	(11)
Long term debt and finance lease obligations net of unamortized debt costs	$7,256	$7,263

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of a secured promissory note (the “Note”), with obligations totaling $4,000,000 and $6,500,000 in principal as of October 1, 2023 and December 31, 2022, respectively. GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of October 1, 2023, our principal commitment under the Note was $2,000,000 due on April 1, 2024 and the balance on April 1, 2026. Interest on the Note is payable quarterly, and the rate is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, which was 8.8% as of October 1, 2023.

Subsequent to the third quarter ended October 1, 2023, the Company and GFCM amended the Note to, among other things: (i) increase the amount by $2,500,000 to $6,500,000, (ii) extend the maturity dates for $2,000,000 of the obligation to April 1, 2025, $2,000,000 to April 1, 2026 and the balance to April 1, 2027, (iii) adjust the interest rate beginning on November 10, 2023 and on each April 1 thereafter, to reflect the greater of 8% or 500 basis points above the five-year Treasury note average during the previous 90-day period, and (iv) allow for the deferral of payment for up to 60% of the interest due on the Note to April 1, 2025 (see Note 16).

Obligations under the Note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Working Capital Line of Credit

During 2023, the Company established a $500,000 unsecured line of credit with BBVA Mexico in support of working capital needs of our Mexican subsidiary. The term of the line extends through February 2024 and provides for interest at 8.75% per annum. As of October 1, 2023, the Company had $500,000 outstanding on the line of credit.

Finance Lease Obligations

As of October 1, 2023, the Company had $3,002,000 outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2026 and a weighted average interest rate of 8.6%.

Equipment Financing Obligations

As of October 1, 2023, the Company had $2,053,000 million outstanding under equipment financing obligations, with effective interest rates ranging from 4.4% to 8.1% and payments due through 2028. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$744
12 to 24 months	588
24 to 36 months	460
36 to 48 months	358
48 to 60 months	186
Thereafter	0
Total payments	2,336
Less imputed interest	(283)
Total equipment financing obligations	$2,053

(10)	Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$19,337	$16,990	$58,895	$52,096
Sypris Electronics	14,244	8,209	42,593	28,313
	$33,581	$25,199	$101,488	$80,409
Gross profit:
Sypris Technologies	$1,459	$1,071	$6,105	$6,334
Sypris Electronics	2,581	900	6,766	3,926
	$4,040	$1,971	$12,871	$10,260

Operating income (loss):
Sypris Technologies	$21	$(361)	$1,720	$2,243
Sypris Electronics	1,271	(56)	3,417	1,280
General, corporate and other	(1,422)	(1,186)	(3,885)	(3,963)
	$(130)	$(1,603)	$1,252	$(440)
(Loss) income before taxes:
Sypris Technologies	$(235)	$(585)	$740	$1,578
Sypris Electronics	1,228)	(91)	3,303	1,167
General, corporate and other	(1,449)	(1,582)	(4,105)	(4,624)
	$(456)	$(2,258)	$(62)	$(1,879)

	October 1,	December 31,
	2023	2022
	(Unaudited)
Total assets:
Sypris Technologies	$42,021	$36,875
Sypris Electronics	82,553	47,522
General, corporate and other	5,319	19,747
	$129,893	$104,144

Total liabilities:
Sypris Technologies	$22,452	$19,492
Sypris Electronics	79,843	56,073
General, corporate and other	6,187	9,004
	$108,482	$84,569

(11)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of October 1, 2023 and December 31, 2022 was $781,000 and $690,000, respectively. The Company’s warranty expense for the three and nine months ended October 1, 2023 and October 2, 2022 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and has been approved for development by the purchaser. As of October 1, 2023 and December 31, 2022, no amounts were accrued for any environmental matters.

On December 27, 2017, the U.S. Department of Labor (the “DOL”) filed a lawsuit alleging that the Company had misinterpreted the language of the Company’s 401(k) Plans (collectively, the “Plan”). The DOL does not dispute that the Company reached such interpretation in good faith and after the Company consulted with independent ERISA counsel. On January 26, 2022, an opinion was issued by the presiding judge indicating that certain of the Plan language in dispute is unambiguous and would therefore limit the Company’s right to interpret such language. Following the denial of motions for summary judgement from the Company and the DOL on April 28, 2022, a hearing took place on September 13, 2022 to review issues raised in the Company’s motion to amend its answer and its proposed counter claim and general next steps for the litigation proceedings, including settlement considerations. Following the hearing the judge issued an order denying the Company’s motion to amend its answer and proposed counter claim and further requested that the parties prepare a joint status report by November 14, 2022 relating to the schedule for the litigation proceedings. While the Company believes that it has affirmative defenses, in an effort to avoid further litigation the Company engaged in settlement discussions with the DOL, and on March 14, 2023, the parties jointly delivered to the court a proposed consent order and judgment containing the terms of a settlement agreement, which the judge entered into the court record on September 28, 2023. The settlement, among other terms, requires the Company to pay a restoration payment of $575,000 to the Plan, which will be distributed among affected participants of the Plan, assessed a 10% penalty under section 502(l) of ERISA, which allows for the Company to request a good faith waiver upon satisfaction of the settlement, and dismissed individual defendants. The Company recorded a reserve of $575,000 during the year ended December 31, 2022, and the Company currently estimates the range of possible loss is $0 to $58,000 in excess of the amount reserved, representing the potential 10% penalty. The Court retained jurisdiction over the parties for the purposes of enforcing and interpreting the terms of this consent order and judgment.

On February 17, 2017, several employees (“Lucas Plaintiffs”) of KapStone Charleston Kraft, LLC filed a lawsuit in South Carolina alleging that they had been seriously burned when they opened a hinged closure and a hot tar-like material spilled out. Among other claims, the Lucas Plaintiffs allege that Sypris Technologies designed and manufactured the closure, that the closure was defective and that those defects had caused or contributed to their injuries. Sypris Technologies’ motion to dismiss for lack of jurisdiction was denied on February 28, 2020. On November 21, 2022, the Company received a demand for settlement presented by the Lucas Plaintiffs, which was rejected. The trial has been set for May 20, 2024. The Company is continuing to vigorously defend the matter and believes that it has affirmative defenses and any potential damages to be undeterminable. As a result, we are currently unable to estimate a loss or range of loss for this matter at this time. The Company’s general liability insurer has accepted the defense costs.

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to produce inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $41,758,000 as of October 1, 2023, of which $16,455,000 is due in 2023, $23,810,000 is due in 2024 and $1,493,000 is due in 2025.

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

(13)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Service cost	$0	$1	$1	$3
Interest cost on projected benefit obligation	309	210	927	630
Net amortizations, deferrals and other costs	131	140	394	420
Expected return on plan assets	(176)	(204)	(529)	(613)
Net periodic benefit cost	$264	$147	$793	$440

The net periodic benefit cost of the defined benefit pension plans incurred during the three and nine-month periods ended October 1, 2023 and October 2, 2022 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Service cost:
Selling, general and administrative expenses	$0	$1	$1	$3
Other net periodic benefit costs:
Other expense, net	264	146	793	437
Total	$264	$147	$794	$440

(14)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	October 1,	December 31,
	2023	2022
	(Unaudited)

Foreign currency translation adjustments	$(8,617)	$(10,458)
Employee benefit related adjustments – U.S., net of tax	(10,488)	(10,488)
Employee benefit related adjustments – Mexico, net of tax	101	101
Accumulated other comprehensive loss	$(19,004)	$(20,845)

(15)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at October 1, 2023 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

(16)	Subsequent Events

As described in Note 9 above, subsequent to the third quarter ended October 1, 2023, the Company amended the Note to, among other things: (i) increase the amount by $2,500,000 to $6,500,000, (ii) extend the maturity dates for $2,000,000 of the obligation to April 1, 2025, $2,000,000 to April 1, 2026 and the balance to April 1, 2027, (iii) adjust the interest rate beginning on November 10, 2023 and on each April 1 thereafter, to reflect the greater of 8% or 500 basis points above the five-year Treasury note average during the previous 90-day period, and (iv) allow for the deferral of payment for up to 60% of the interest due on the Note to April 1, 2025.

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

Economic Conditions

Our operations are impacted by global economic conditions, including inflation, supply chain constraints and increased interest rates. While we have taken pricing actions and implemented transformation initiatives that we expect to improve productivity and offset these cost increases, we expect supply chain pressures and inflationary cost increases to continue for the remainder of 2023 and into 2024, which may continue thereafter and could negatively impact our results of operations.

Sypris Technologies Outlook

Conditions have remained relatively stable for the North American Class 4-8 commercial vehicle market in addition to the automotive, sport utility vehicle and off-highway markets also served by Sypris Technologies. During the first nine months of 2023, production of Class 8 trucks in North America increased 17% over the first nine months of 2022. The outlook for 2023 is for continued strong demand for production during the fourth quarter of 2023 and first quarter of 2024 with a significant decrease starting in the second quarter of 2024. While there is growing evidence of a slowing North American economy, we believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as the demand cycles for our products in these markets differs from than the Class 8 commercial vehicle market, thereby reducing volatility in our revenue profile.

Reduced travel, business closures, and other economic impacts related to the COVID-19 pandemic suppressed oil and natural gas demand, thereby adversely impacting the oil and gas markets served by our Tube Turns® brand of engineered products. This caused major pipeline developers to significantly scale back near-term capital investments in new pipeline infrastructure, which resulted in reduced demand for our products for the oil and gas markets in early 2022. Sales in this market are dependent on, among other things, the level of worldwide oil and natural gas demand, the price of crude oil and natural gas and capital spending by exploration and production companies and drilling contractors. As production activity increased in the second half of 2022, particularly in liquefied natural gas shipments to Europe, customer demand in this market increased and remained at a higher level into 2023 compared to early 2022. However, the escalating conflict in the Middle East, the war between Russia and Ukraine and renewed recessionary fears has also led to disruption, instability and volatility in global markets and industries that could negatively impact our operations.

We will continue to pursue new business in a wide variety of markets from light automotive to new pressure vessel and pipeline applications to achieve a more balanced portfolio across our customers, markets and products.

Sypris Electronics Outlook

Supply chain challenges and delays continued to impact business in 2023. The majority of the government aerospace and defense programs that we support require certain specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to focus on our supply chain to attempt to mitigate the impact of component supply shortages on our business. Electronic component shortages may continue to be a challenge during the remainder of 2023 and 2024. We may not be successful in addressing these shortages and other supply chain issues.

During 2022 and the first nine months of 2023, we announced new program awards and releases for Sypris Electronics, with certain programs continuing into 2025. In addition to contract awards from Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts for manufacturing services to the communication and navigation markets, which require our advanced capabilities for delivering products for complex, high cost of failure platforms.

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

On September 30, 2023, the President signed a continuing resolution to continue funding the U.S. government at FY 2023 levels through the earlier of November 17, 2023, or until FY 2024 appropriations bills are enacted. Under the continuing resolution, funding at amounts consistent with appropriated levels for FY 2023 are available, subject to certain restrictions, but new contract and program starts are not authorized. We expect our key programs will continue to be supported and funded under the continuing resolution. However, during periods covered by continuing resolutions, we may experience delays in new awards of our products and services, and those delays may adversely affect our results of operations.

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

Results of Operations

The tables below compare our segment and consolidated results for the three and nine month periods of operations of 2023 to the three and nine month periods of operations of 2022. The tables present the results for each period, the change in those results from 2022 to 2023 in both dollars and percentage change and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended October 1, 2023 Compared to Three Months Ended October 2, 2022

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	October 1,	October 2,	Favorable	Favorable	October 1,	October 2,
	2023	2022	(Unfavorable)	(Unfavorable)	2023	2022
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$19,337	$16,990	$2,347	13.80%	57.6%	67.4%
Sypris Electronics	14,244	8,209	6,035	73.5	42.4	32.6
Total	33,581	25,199	8,382	33.3	100.0	100.0
Cost of sales:
Sypris Technologies	17,878	15,919	(1,959)	(12.0)	92.5	93.7
Sypris Electronics	11,663	7,309	(4,354)	(59.6)	81.9	89.0
Total	29,541	23,228	(6,313)	(27.2)	88.0	92.2
Gross profit:
Sypris Technologies	1,459	1,071	388	36.2	7.5	6.3
Sypris Electronics	2,581	900	1,681	186.8	18.1	11.0
Total	4,040	1,971	2,069	105.0	12.0	7.8
Selling, general and administrative	4,170	3,574	(596)	(16.7)	12.4	14.2
Operating loss	(130)	(1,603)	1,473	91.9	(0.4)	(6.4)
Interest expense, net	127	273	146	53.5	0.4	1.1
Other expense, net	199	382	183	47.9	0.6	1.5
Loss before taxes	(456)	(2,258)	1,802	79.8	(1.4)	(9.0)
Income tax expense (benefit), net	99	(16)	(115)	NM	0.3	(0.1)
Net loss	$(555)	$(2,242)	$1,687	75.2	(1.7)	(8.9)%

Nine Months Ended October 1, 2023 Compared to Nine Months Ended October 2, 2022.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Nine Months Ended,		Change	Change	Months Ended
	October 1,	October 2,	Favorable	Favorable	October 1,	October 2,
	2023	2022	(Unfavorable)	(Unfavorable)	2023	2022
	(in thousands, except percentage data)
Net revenue :
Sypris Technologies	$58,895	$52,096	$6,799	13.10%	58.0. %	64.8%
Sypris Electronics	42,593	28,313	14,280	50.4	42.0	35.2
Total	101,488	80,409	21,079	26.2	100.0	100.0
Cost of sales:
Sypris Technologies	52,790	45,762	(7,028)	(15.4)	89.6	87.8
Sypris Electronics	35,827	24,387	(11,440)	(46.9)	84.1	86.1
Total	88,617	70,149	(18468)	(26.3)	87.3	87.2
Gross profit:
Sypris Technologies	6,105	6,334	(229)	(3.6)	10.4	12.2
Sypris Electronics	6,766	3,926	2,840	72.3	15.9	13.9
Total	12,871	10,260	2,611	25.4	12.7	12.8
Selling, general and administrative	11,619	10,700	(919)	(8.6)	11.4	13.3
Operating income (loss)	1,252	(440)	1,692	NM	1.2	(0.5)
Interest expense, net	531	784	253	32.3	0.5	1.0
Other expense, net	783	655	(128)	(19.5)	0.8	0.8
Loss before taxes	(62)	(1,879)	1,817	96.7	(0.1)	(2.3)
Income tax expense, net	455	755	300	39.7	0.4	0.9
Net loss	$(517)	$(2,634)	$2,117	80.4	(0.5)%	(3.3)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three and nine-month periods ended October 1, 2023 increased $2.3 million and $6.8 million, respectively, from the prior year comparable periods. The net revenue increase for the quarter was primarily attributable to increased sales volumes of $0.7 million attributable to the commercial vehicle market, $0.5 million from the automotive, sport utility vehicle and off-highway markets and $1.1 million in energy product sales. The net revenue increase for the nine months ended October 1, 2023 was primarily attributable to increased sales volumes of $2.0 million attributable to the commercial vehicle market, $1.2 million from the automotive, sport utility vehicle and off-highway markets and $3.6 million in energy product sales.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $6.0 million and $14.3 million, respectively, for the three and nine months ended October 1, 2023, from the prior year comparable periods. The increase in revenue for the three and nine months ended October 1, 2023 was primarily related to an increase in sales to customers serving the communications market and the ramping of production during the year for two follow-on programs. Additionally, material availability improved compared to the prior year periods, which resulted in an increase in sales.

Gross Profit. Sypris Technologies’ gross profit increased $0.4 million and decreased $0.2 million for the three and nine months ended October 1, 2023, respectively, from the prior year comparable periods. The three and nine months ended October 1, 2023 were negatively impacted by foreign exchange rates for our Mexican subsidiary, resulting in a decrease in gross profit of $0.8 million and $1.8 million, respectively.

Sypris Electronics’ gross profit increased $1.7 million and $2.8 million for the three and nine months ended October 1, 2023, respectively, from the prior year comparable periods. The increase in gross profit for the three and nine months ended October 1, 2023 was primarily a result of the increase in revenue which also had a positive impact on overhead absorption. Additionally, material costs on a high-volume program were lower during the current year as a result of improved purchasing efforts. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the balance of 2023.

Selling, General and Administrative. Selling, general and administrative expense increased by $0.6 million and $0.9 million for the three and nine month periods ended October 1, 2023, respectively, as compared to the same periods in 2022, primarily as a result of an increase in headcount to support the increase in volumes for Sypris Electronics and increased insurance costs. Selling, general and administrative expense decreased as a percentage of revenue to 12.4% and 11.4% for the three and nine months ended October 1, 2023, respectively, from 14.2% and 13.3% for the three and nine months ended October 2, 2022, respectively.

Income Taxes. The Company’s income tax expense for the three and nine months ended October 1, 2023 and October 2, 2022 consists primarily of foreign income taxes on its Mexican subsidiaries.

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

Liquidity, Capital Resources

Cash Balance. As of October 1, 2023, we had approximately $8.4 million of cash and cash equivalents, of which $4.8 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

We have projected that our cash and cash equivalents will be sufficient to allow us to continue operations for the next 12 months.  Significant changes from our current forecasts, including, but not limited to: (i) the impact of changes in worldwide and U.S. economic conditions (ii) meaningful shortfalls in projected revenue, (iii) unexpected costs or expenses, (iv) operating difficulties which cause unexpected delays in scheduled shipments, (v) an inability to balance material receipts with production requirements, (vi) changes in supplier terms and/or (vii) inflation, could require us to seek additional funding or force us to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs.  Any of these actions could materially harm our business, results of operations and future prospects.

Material Cash Requirements

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of a secured promissory note (the “Note”), with obligations totaling $4.0 million and $6.5 million in principal as of October 1, 2023 and December 31, 2022, respectively. GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of October 1, 2023, our principal commitment under the Note was $2.0 million due on April 1, 2024 and the balance on April 1, 2026. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The Note allows for up to an 18-month deferral of payment for up to 60% of the interest due on the portion of the notes maturing in April of 2024.

Subsequent to the third quarter ended October 1, 2023, the Company and GFCM amended the Note to, among other things: (i) increase the amount by $2.5 million to $6.5 million, (ii) extend the maturity dates for $2.0 million of the obligation to April 1, 2025, $2.0 million to April 1, 2026 and the balance to April 1, 2027 (iii) adjust the interest rate beginning on November 10, 2023 and on each April 1 thereafter, to reflect the greater of 8% or 500 basis points above the five-year Treasury note average during the previous 90-day period, and (iv) allow for the deferral of payment for up to 60% of the interest due on the Note to April 1, 2025 (see Note 16 “Subsequent Events” to the consolidated financial statements in this Form 10-Q).

Working Capital Line of Credit. During 2023, the Company established a $0.5 million unsecured line of credit with BBVA Mexico in support of working capital needs of our Mexican subsidiary. The term of the line extends through February 2024 and provides for interest at 8.75% per annum. As of October 1, 2023, the Company had $0.5 million outstanding on the line of credit.

Finance Lease Obligations. As of October 1, 2023, the Company had $3.0 million outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2026 and a weighted average interest rate of 8.6%.

Equipment Financing Obligations. As of October 1, 2023, the Company had $2.1 million outstanding under equipment financing facilities, with fixed interest rates ranging from 4.4% to 8.1% and payments due through 2028.

Purchase Commitments. We had purchase commitments totaling approximately $41.8 million at October 1, 2023, primarily for inventory and manufacturing equipment, which are due through 2025.

Cash Flows

Operating Activities. Net cash used in operating activities was $8.2 million in the first nine months of 2023 as compared to cash provided of $8.3 million in the same period of 2022. The aggregate increase in accounts receivable in 2023 resulted in a usage of cash of $2.8 million as a result of the increase in revenue for Sypris Technologies and Sypris Electronics over the prior year comparable period. The increase in inventory in 2023 resulted in a usage of cash of $34.1 million. The increase in inventory is primarily in support of new program revenue growth for Sypris Electronics. A significant portion of the inventory receipts were funded through prepayments from customers of Sypris Electronics in 2022 and 2023, which are recorded as contract liabilities and are the primary component of the $18.2 million the increase in accrued and other liabilities during the first nine months of 2023. Accounts payable also increased during the first nine months of 2023, primarily associated with the inventory additions, providing a source of cash of $7.8 million.

Investing Activities. Net cash used in investing activities was comprised of capital expenditures of $1.9 million for the first nine months of 2023 as compared to $2.8 million for the first nine months of 2022.

Financing Activities. Net cash used in financing activities was $3.1 million for the first nine months of 2023 as compared to $1.0 million for the first nine months of 2022. Net cash used in financing activities in the first nine months of 2023 included principal payments of $2.5 million on the Note, principal payments on finance leases and equipment financing obligation of $1.2 million and payments of $0.1 million for minimum statutory tax withholdings on stock based compensation. Net cash used in financing activities in the first nine months of 2022 included principal payments on finance leases and equipment financing obligations of $1.0 million.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes in our critical accounting policies during the nine months ended October 1, 2023.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; risks of foreign operations, including foreign currency exchange rate risk exposure, which could impact our operating results; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation; dependence on, retention or recruitment of key employees and highly skilled personnel and distribution of our human capital; the cost and availability of full-time accounting personnel with technical accounting knowledge to execute, review and approve all aspects of the financial statement close and reporting process; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; volatility of our customers’ forecasts and our contractual obligations to meet current scheduling demands and production levels, which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; significant delays or reductions due to a prolonged continuing resolution or U.S. government shutdown reducing the spending on products and services that Sypris Electronics provides; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; the termination or non-renewal of existing contracts by customers; the costs and supply of insurance on acceptable terms and with adequate coverage; the costs of compliance with our auditing, regulatory or contractual obligations; pension valuation, health care or other benefit costs; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; our failure to successfully win new business or develop new or improved products or new markets for our products; war, geopolitical conflict, terrorism, or political uncertainty, or disruptions resulting from the Russia-Ukraine war or the Israel and Gaza conflict, including arising out of international sanctions, foreign currency fluctuations and other economic impacts; our reliance on a few key customers, third party vendors and sub-suppliers; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability, warranty or environmental claims; failure to adequately insure or to identify product liability, environmental or other insurable risks; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; labor relations; strikes; union negotiations; costs associated with environmental claims relating to properties previously owned; our inability to patent or otherwise protect our inventions or other intellectual property rights from potential competitors or fully exploit such rights which could materially affect our ability to compete in our chosen markets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; cyber security threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risks related to owning our common stock, including increased volatility; possible public policy response to a public health emergency, including U. S or foreign government legislation or restrictions that may impact our operations or supply chain; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Stockholder Proposals for the 2024 Annual Meeting

Under the Company’s Amended and Restated Bylaws, the new deadline for submission of stockholder proposals or stockholder nominees for the Board of Directors at the Company’s annual meeting is no later than 60 days and no earlier than 90 days prior to the first anniversary of the preceding year’s annual meeting or the tenth day after publication of the date of the meeting is first made by the Company (provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 70 days after such anniversary date, notice by the stockholder must be delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which public disclosure of the date of such meeting is first made by the Company). Stockholders wishing to make such a submission for the Company’s 2024 Annual Meeting of Stockholders must do so no later than March 12, 2024 and no earlier than February 11, 2024.

As previously disclosed in the Company’s proxy statement for the Company’s 2023 annual meeting of stockholders, the deadline for submission of stockholder proposals for inclusion in the Company’s proxy statement and form of proxy for the Company’s 2024 annual meeting is no later than March 10, 2024.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 9, 2023 (Commission File No. 000-24020))

10.1

Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Technologies Marion, LLC, Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of, dated November 10, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 14, 2023 (Commission File No. 000-24020)).

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	November 15, 2023	By:	/s/ Richard L. Davis
(Richard L. Davis)
Vice President & Chief Financial Officer

Date:	November 15, 2023	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)