Form 10-K
period 2023-12-31
SYPRIS SOLUTIONS INC
filed 2024-04-01
CIK 864240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2023.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive	(Registrant’s telephone number,
offices, including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	SYPR	Nasdaq

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 2, 2023) was $24,665,989.

There were 22,404,649 shares of the registrant’s common stock outstanding as of March 10, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 5, 2024 are incorporated by reference into Part III to the extent described therein.

In this Annual Report on Form 10-K, “Sypris,” “the Company,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sypris Solutions, Inc. (“Sypris”, the “Company”, “we”, “our”, or “us”). These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “estimate,” “intend,” “may,” “will”, “in our view” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this Annual Report on Form 10-K or in other documents filed with the Securities and Exchange Commission, in press releases, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Briefly, we currently believe that such risks also include the following: the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; our failure to achieve profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; risks of foreign operations, including foreign currency exchange rate risk exposure, which could impact our operating results; volatility of our customers’ forecasts and our contractual obligations to meet current scheduling demands and production levels, which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation; dependence on, retention or recruitment of key employees and highly skilled personnel and distribution of our human capital; the cost and availability of full-time accounting personnel with technical accounting knowledge to execute, review and approve all aspects of the financial statement close and reporting process; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; the termination or non-renewal of existing contracts by customers; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; significant delays or reductions due to a prolonged continuing resolution or U.S. government shutdown reducing the spending on products and services that Sypris Electronics provides; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; the costs and supply of insurance on acceptable terms and with adequate coverage; the costs of compliance with our auditing, regulatory or contractual obligations; pension valuation, health care or other benefit costs; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; our failure to successfully win new business or develop new or improved products or new markets for our products; war, geopolitical conflict, terrorism, or political uncertainty, or disruptions resulting from the Russia-Ukraine war or the Israel and Gaza conflict, including arising out of international sanctions, foreign currency fluctuations and other economic impacts; our reliance on a few key customers, third party vendors and sub-suppliers; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability, warranty or environmental claims; failure to adequately insure or to identify product liability, environmental or other insurable risks; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; labor relations; strikes; union negotiations; costs associated with environmental claims relating to properties previously owned; our inability to patent or otherwise protect our inventions or other intellectual property rights from potential competitors or fully exploit such rights which could materially affect our ability to compete in our chosen markets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; cyber security threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risks related to owning our common stock, including increased volatility; possible public policy response to a public health emergency, including U. S or foreign government legislation or restrictions that may impact our operations or supply chain; or unknown risks and uncertainties. We undertake no obligation to update our forward-looking statements, except as may be required by law.

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

Our manufacturing processes frequently involve the fabrication or assembly of a product or subassembly according to specifications provided by our customers. We strive to enhance our manufacturing capabilities by advanced quality and manufacturing techniques, lean manufacturing, continuous flow manufacturing, six sigma, total quality management, stringent and real-time engineering change control routines and total cycle time reduction techniques. At the same time, we are working to develop new designs and product innovations by re-engineering traditional solutions to eliminate cost without reducing durability or quality.

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

Sypris Technologies represented approximately 57% of our net revenues in 2023.

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

During 2022 and 2023, we announced new program awards for Sypris Electronics, with certain programs continuing into 2025. In addition to contract awards from Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts related to the communication and navigation markets, which align with our advanced capabilities for delivering products for complex, high cost of failure platforms.

On March 9, 2023, President Biden's Administration submitted to Congress the President’s Fiscal Year (FY) 2024 budget request, which proposed $886 billion in total national defense spending, of which $842 billion was for the base budget of the DoD.

On June 3, 2023, the President signed H.R. 3746 “The Fiscal Responsibility Act” (FRA) into law. The legislation suspended the debt ceiling until January 1, 2025, and, among other provisions, capped national defense spending at $886 billion for FY 2024 (President’s Budget Request level) and $895 billion for FY 2025. Supplemental funding legislation is not subject to the budget caps. If a continuing resolution is enacted and still in effect and Congress does not pass all twelve defense and non-defense discretionary appropriations bills by April 30, 2024, the FRA will result in a decrease in government spending for FY 2024 by one percent from FY 2023 enacted levels.

The United States House of Representatives (House) and Senate continue the legislative process on the FY 2024 budget. On December 22, 2023, the President signed the FY 2024 National Defense Authorization Act (NDAA) into law. The NDAA authorizes funding at the FRA cap of $886 billion for National Defense.

Recently, the President signed a continuing resolution that extends funding of six appropriations bills to March 22, 2024 and the remaining six to September 30, 2024. This will provide Congress additional time to work on enacting all twelve FY 2024 appropriations bills based on the overarching U.S. Government spending agreement reached by House and Senate leaders on January 7, 2024 which comports with the FRA cap of $886 billion for national defense in FY 2024.

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

On October 20, 2023, the President submitted a $106 billion supplemental funding request to Congress for assistance to Ukraine, Israel and the Indo-Pacific, related U.S. restock of capacity transfers to Ukraine and Israel, and U.S. border security. Congress has not yet acted on this request, which is part of the broader debate on FY 2024 U.S. Government funding and border security policy. Supplemental and emergency funding are not subject to the FRA cap. If enacted, this could ease DoD funding limits under the FRA or other limiting scenarios such as a prolonged continuing resolution.

On March 11, 2024, the President’s FY 2025 budget request was submitted to Congress, initiating the FY 2025 defense authorization and appropriations legislative process, which proposed $850 billion for the base budget of the DoD.

If Congress is not able to enact FY 2024 appropriations bills or extend the continuing resolution, the U.S. Government will enter a whole or partial shutdown. The impact of any government shutdown is uncertain. However, if a government shutdown were to occur and were to continue for an extended period, we could be at risk of reduced orders, program cancellations, schedule delays, production halts and other disruptions and nonpayment, which could adversely affect our results of operations. Further, if any one of the 12 appropriations bills is under a continuing resolution as of April 30, 2024, USG funding levels will reset to FY 2023 enacted levels minus 1% for the remainder of FY 2024 or until all 12 appropriations are enacted.

We expect to compete for follow-on business opportunities as a subcontractor on future builds of several existing government programs. However, the federal budget and debt ceiling are expected to continue to be the subject of considerable uncertainty and the impact on demand for our products and services and our business are difficult to predict.

Sypris Electronics accounted for approximately 43% of net revenue in 2023.

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

Customer Concentration

Our five largest customers in 2023 were Sistemas Automotrices de Mexico, S.A de C.V. (Sistemas), Northrop Grumman, Detroit Diesel, SubCom, LLC (SubCom) and ADI, which in the aggregate accounted for 70% of net revenue. Our five largest customers in 2022 were Sistemas, Detroit Diesel, Northrop Grumman, ADI and SubCom, which in the aggregate accounted for 70% of net revenue. In 2023, Sistemas, Northrop Grumman, Detroit Diesel and ADI, represented approximately 22%, 17%, 13% and 10% of our net revenue, respectively. In 2022, Sistemas, Detroit Diesel and Northrop Grumman, represented approximately 22%, 18% and 14% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2023 or 2022.

Geographic Areas and Currency Fluctuations

Our operations are located in the U.S. and Mexico. Our Mexican subsidiary is a part of Sypris Technologies and manufactures and sells a number of products similar to those Sypris Technologies produces or previously produced in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have primarily impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. dollars. For each of the years ended December 31, 2023 and 2022, “other expense, net” included foreign currency translation losses of less than $0.2 million.

Net revenues from our Mexican operations were $56.8 million, or 42%, and $51.2 million, or 47%, of our consolidated net revenues in 2023 and 2022, respectively. In 2023, net income from our Mexican operations was $1.9 million, as compared to our consolidated net loss of $1.6 million. In 2022, net income from our Mexican operations was $2.2 million, as compared to our consolidated net loss of $2.5 million. You can find more information about our regional operating results, including our export sales, in Note 20 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Competition

The markets that we serve are highly competitive, and we compete against numerous domestic and international companies in addition to the internal capabilities of some of our customers. In the industrial manufacturing markets, we compete primarily against other component suppliers such as Ramkrishna Forgings Limited, Mid-West Forge, Inc., GNA Axles Limited, Brunner International, Inc., Bharat Forge, Commercial Forged Products, Spencer Forge and Machine, Inc., Traxle, T.D. Williamson Inc. and National Oilwell Varco, Inc., certain of which serve as suppliers to many Tier I and smaller companies. In the aerospace and defense electronics market, we compete primarily against other component suppliers such as Celestica Inc., Jabil Circuit, Inc. and Spartronics. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours. In addition, we will face new competitors as we attempt to increase and expand our business.

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

Human Capital

As of December 31, 2023, we had a total of 752 employees, of which 550 were engaged in manufacturing, 16 were engaged in sales and marketing, 51 were engaged in engineering and 135 were engaged in administration. Approximately 406 of our employees were covered by collective bargaining agreements with various unions that expire on various dates through 2025. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. Although we believe overall that relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

Throughout our Company’s history, we always recognized that people drive the strength of our business and our ability to effectively serve our customers and sustain our competitive position. We are focused on harmonizing our approach to talent to provide seamless opportunities and better experiences to our employees.

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

Through our safety and health program we seek to optimize our operations with targeted safety, health and wellness opportunities designed to provide safe work conditions, and a healthy work environment. The health and wellness of our employees are critical to our success.

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

We had a net loss of $1.6 million in 2023. We also generated negative operating cash flows of $11.1 million in 2023. We believe that we need to increase our revenues through new business generation in order to operate profitably. We are working to increase our revenues with new and existing customers. However, if we are not successful in maintaining or increasing our revenues, we may be unable to maintain the critical mass of capital investments or talented employees that are needed to succeed in our chosen markets or to maintain our existing facilities, which could result in restructuring or exit costs. As we work to expand our customers and our products, we must also effectively manage a more diverse production schedule to avoid slowing our production output. As we are awarded new products with new customers, we must onboard new operational processes in an effective and efficient manner. We cannot assure you that we will be successful in maintaining or increasing our revenues with new and existing customers to a level necessary to support our working capital requirements or to achieve profitability.

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

Our five largest customers in 2023 were Sistemas, Northrop Grumman, Detroit Diesel, SubCom and ADI, which in the aggregate accounted for 70% of net revenue. The loss of any of these customers or any other significant customer, or the renewal of business on less favorable terms, would have a material adverse impact on our business and results of operations. Due to our customer concentration, if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants or change their purchasing patterns, our business may be harmed.

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

Unexpected changes in our customers’ demand levels and our inability to execute our production efficiently have harmed our operating results in the past and could do so in the future. Many of our customers will not commit to firm production or delivery schedules. Inaccurate forecasting of our customers’ requirements can disrupt the efficient utilization of our manufacturing capacity, inventories or workforce and can cause increases in our inventory and working capital levels. If we receive unanticipated orders or rapid increases in demand, these incremental volumes could be unprofitable due to the higher costs of operating above our optimal capacity. Disagreements over pricing, quality, delivery, capacity, exclusivity or trade credit terms could disrupt order schedules. Orders may also fluctuate due to changing global capacity and demand, new products, changes in market share, reorganizations or bankruptcies, material shortages, labor disputes, freight costs, tariffs or other factors that discourage outsourcing. Unanticipated interruptions in our production schedule may limit our ability to satisfy customers’ contractual requirements and we could be responsible for lost profits or penalties for delays in delivery. These forces could increase, decrease, accelerate, delay or cancel our delivery schedules and could have a material adverse effect on our results of operations, financial condition and cash flows.

Congressional budgetary constraints or reallocations could reduce our government related sales.

Sypris Electronics serves as a contractor for large aerospace and defense companies such as Northrop Grumman, BAE Systems and Collins Aerospace, typically under federally funded programs, which represented approximately 31% and 28% of net revenue in 2023 and 2022, respectively.

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

We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information, as do our customers, vendors, suppliers and subcontractors, including the threat of ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical events and other uncertainties, such as the war in Ukraine or the Israel and Gaza conflict. Prior cyber attacks directed at us have resulted in security breaches, but to date have not had a material impact on our financial results. We have robust measures in place to address and mitigate cyber-related risks. However, we expect we will continue to experience additional attempted attacks in the future, including from nation states and criminal actors. We continue to invest in the cybersecurity and resiliency of our networks and products and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and often are not recognized until launched against a target, or even some time after. We may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable, and/or comply with applicable legal requirements. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Insider or employee cyber and security threats are also a significant concern for all companies, including ours. We depend on our customers, suppliers, and other business partners to implement adequate controls and safeguards to protect against and report cyber incidents. If they fail to deter, detect or report cyber incidents in a timely manner, we may suffer financial and other harm, including to our information, operations, performance, employees and reputation. Although we implement various measures and controls to monitor and mitigate risks associated with these threats and to increase the cyber resiliency of our infrastructure and products, there can be no assurance that these processes will be sufficient. Successful attacks could lead to losses or misuse of sensitive information or capabilities; theft or corruption of data; harm to personnel, infrastructure or products; financial costs and liabilities and protracted disruptions in our operations and performance.

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

The conflict in Ukraine has increased global tensions and instability, highlighted threats and increased global demand, as well as further disrupted global supply chains. We may not be able to fully offset any cost increases or price increases of our products due to delays in production. More recently, the hostilities in Israel and the Gaza Strip have further heightened global tensions and instability. At this time, it is unknown whether hostilities in this region will escalate into an even larger conflict. We do not have a significant business presence in the region, and therefore do not anticipate significant adverse financial impacts directly from the current conflict.

Further, as discussed below, the Company experienced a liquidity shortfall in the fourth quarter of 2023 and the first quarter of 2024. Suppliers may not sell to us given our liquidity position. If we are unable to purchase components from our suppliers, we may not be able to continue to service our customers which could adversely affect our financial position, results of operations and/or cash flows.

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

Access to Capital and Liquidity Risks

We may require additional financing to conduct our operations and to repay our outstanding debt obligations.  We cannot be certain that additional capital will be available on terms acceptable to us, or at all.

As reflected in the consolidated financial statements, the Company reported a net loss of $1.6 million and cash used in operations of $11.1 million for the year ended December 31, 2023. The Company’s net inventory increased from $42.1 million to $77.3 million as of December 31, 2022 and 2023, respectively, primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash during the year ended December 31, 2023. As a result, the Company experienced a liquidity shortfall in the fourth quarter of 2023 and the first quarter of 2024.  The Company received the benefit of additional loans of $5.0 million from Gill Family Capital Management, Inc. (“GFCM”), an entity controlled by the Gill family that beneficially owns approximately 14.6% of our common stock, to help the Company manage its liquidity during those periods.

Our ability to service our current liabilities and satisfy our debt obligations will require a significant amount of cash. If we are unable to achieve our forecasted revenue, or if our costs are higher than expected, we may be required to revise our plans to provide for additional cost-cutting measures, seek additional financing or to consider other strategic alternatives. We may not be able to secure additional financing on favorable terms, if at all.

Until we have returned to sustained levels of consistent profitability, our access to capital may be limited.

Until the Company is able to achieve and maintain consistent profitability, we may not be able to obtain financing. If we are unable to achieve and maintain profitability, we will need to use existing cash resources or liquidate other assets to fund operating losses. While we have borrowed from GFCM on acceptable terms in the past, there can be no assurances that any additional debt financing from GFCM will be available in the future.

Potential inquiries into or audits of our Paycheck Protection Program loan, as well as the results of any such inquiries or audits, could have a significant adverse effect on us and our financial condition.

The Company entered into a promissory note with BMO Harris Bank National Association (“BMO”), effective May 1, 2020, that provided for a loan in the amount of $3.6 million (the “PPP Loan”) pursuant to expansion of the Small Business Administration (“SBA”) 7(a) loan program (the “Paycheck Protection Program” or “PPP”), established under the CARES Act.

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

On November 24, 2020, the Company submitted an application for forgiveness of the entire amount due on the PPP Loan. On June 28, 2021, the Company received notice from BMO that BMO had received confirmation from the SBA that the application for forgiveness of the PPP Loan had been approved. If it is subsequently determined that it must be repaid, we may be required to use a substantial portion of our cash flows from operations or proceeds from the sale of our assets to pay interest and principal on the PPP Loan. Any such repayment of the PPP Loan will reduce the funds available to us for working capital and other corporate purposes and may limit our ability to obtain additional financing for working capital or divert funds that are otherwise necessary to run our business. We cannot assure that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely repayments on our indebtedness, or to fund our operations. Additionally, though we believe we were eligible recipients of the PPP Loan under the PPP and our use of PPP Loan proceeds was in compliance with PPP rules and guidance, our receipt of the PPP Loan and the use of PPP Loan proceeds could result in negative publicity, or expose us to claims or potential liability under the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government, if it is determined that we were in fact not eligible to take the PPP Loan in the first instance.

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

As of December 31, 2023, we had collective bargaining agreements covering approximately 406 employees (all of which were in Sypris Technologies), or 54% of our total employees. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements expiring within the next twelve months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees in Mexico represented approximately 51% of the Company’s workforce, or 382 employees at December 31, 2023. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers as well as maintain good relations with our employees and labor unions. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Risk Management and Strategy

We maintain a cybersecurity and information security program, which leverages the National Institute of Standards and Technology (“NIST”) 800-171. Risks from cybersecurity threats are regularly evaluated as part of our broader risk management activities and as a fundamental component of our internal control system. The scope of our evaluation encompasses risks that may be associated with both our internally managed IT systems and key business functions and sensitive data operated or managed by third-party service providers.

Key personnel receive cybersecurity training regularly. Our IT team engages third-party vendors to assist with providing timely cybersecurity threat alerts in addition to monitoring cybersecurity threats and our defenses against cyberattacks. This monitoring includes the proactive identification of vulnerabilities in our systems with threat intelligence. The employees within our IT team who specialize in cybersecurity operations are responsible for coordinating and overseeing the activities of these third-party vendors.

Sypris has a managed service provider (MSP) for incident response of cybersecurity threats and cybersecurity incidents and is managed by the Director of IT, who coordinates activities and monitors response performance. The Director of IT prepares briefings to the Board of Directors, and other relevant committees. Our IT team evaluates security alerts received from our MSP, and any alert or threat that the MSP or the IT team identifies as a cybersecurity incident (such as a data security breach) is promptly escalated for further assessment and immediate remediation. Upon confirmation that a cybersecurity incident has occurred, our IT team will coordinate with our MSP and representatives from other internal departments, legal counsel and other service providers as needed. The Director of IT directs the development of a coordinated response strategy, entailing risk containment, notification processes, system restoration, incident documentation and assessment.

The Director of IT will notify the other members of our senior management team and the Chairman of the Finance and Audit Committee of our Board of Directors as needed.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to affect us, including our business strategy, results of operations or financial condition. We and our third-party service providers have frequently been the target of cybersecurity threats and expect them to continue, and for an additional description of these cybersecurity risks and potential related impacts on us, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Board of Directors and Board Committees. In accordance with our Guidelines on Corporate Governance, the Board of Directors, both directly and through its committees, oversees the proper functioning of our risk management process. In particular, the Audit and Finance Committee assists the Board in its oversight of management’s responsibility to assess, manage and mitigate risks associated with the Company’s business and operational activities, including data privacy and cybersecurity concerns. The Board and Committee each meet at regularly scheduled and special meetings throughout the year at which meetings management reports to the Board concerning the results of its risk management activities, as well as external factors that may change the levels of business risk to which we are exposed. Specifically, the Audit and Finance Committee receives regular updates from the Director of IT, as often as necessary but at least once per year, with respect to our cybersecurity threats and responses to any cybersecurity incidents.

Management’s Responsibilities. Management has implemented risk management structures, policies and procedures, and manages our risk exposure on a day-to-day basis. Accordingly, management assesses and responds to cybersecurity threats as part of our ongoing risk assessment and as an internal control over financial reporting. The Director of IT directs our cybersecurity operations and risk responses. The Director of IT meets with the MSP at least once every quarter to review and assess cybersecurity incidents and non-incident threats (and response measures undertaken) to determine if any adjustment to our cybersecurity managed services is required.

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

Location	Segment (Market Served)	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:
Louisville, Kentucky		Lease (2024)	13,800
Manufacturing Facilities:
Louisville, Kentucky	Sypris Technologies (Oil & Gas Pipeline Components)	Own	57,000	ISO 9001 ASME Certified
Tampa, Florida	Sypris Electronics (Aerospace & Defense Electronics)	Lease (2027)	50,000	ISO 9001 AS 9100 NASA-STD-8739 IPC-A-610, Class 3 J-STD-001, Class 3 NADCAP accredited
Toluca, Mexico	Sypris Technologies (Truck Components and Oil & Gas Pipeline Components)	Lease (2026)	215,000	ISO 14001 TS 16949 ASME Certified Clean Industry Certified PED Certified

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at various of our facilities.

Certification/Specification	Description

AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

ASME Certified	Performance criteria determined by the American Society of Mechanical Engineers.

Clean Industry Certified	Mexican Environmental Protection Agency sponsored voluntary regulatory program for pollution control.

PED Certified	The Pressure Equipment Directive (PED) is a product directive issued by the European Community that sets the standards for the design, fabrication, installation, and use of pressure equipment.

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

J-STD-001	A family of voluntary standards of industry-accepted workmanship criteria for electronic assemblies.

ISO 14001	A set of standards and procedures relating to environmental compliance management.

Certification/Specification	Description

ISO 9001	A certification process comprised of quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products.

NADCAP accredited	The National Aerospace and Defense Contractors Accreditation Program is a global cooperative accreditation program for aerospace engineering, defense and related industries.

NASA-STD-8739	A specification for space programs designated by the National Aeronautics and Space Administration.

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

As of March 15, 2024, there were 554 holders of record of our common stock. No cash dividends were declared during 2023 or 2022.

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. We do not anticipate paying dividends in 2024.

There were no shares of common stock repurchased during the three months ended December 31, 2023.

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

Economic Conditions

Our operations are impacted by global economic conditions, including inflationary increases of certain raw materials, as well as logistics, transportation, utilities and labor costs, supply chain constraints and increased interest rates. While we have taken pricing actions and implemented transformation initiatives that we expect to improve productivity and offset these cost increases, we expect supply chain pressures and inflationary cost increases to continue throughout 2024, which may continue thereafter and could negatively impact our results of operations.

Sypris Technologies Outlook

Conditions have remained relatively stable for the North American Class 4-8 commercial vehicle market in addition to the automotive, sport utility vehicle and off-highway markets also served by Sypris Technologies. During 2023, production of Class 8 trucks in North America increased 8% over 2022. The outlook for 2024 is for continued strong demand for production during the first quarter of 2024 with a significant decrease starting in the second quarter of 2024. We believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as the demand cycles for our products in these markets differs from than the Class 8 commercial vehicle market, thereby reducing volatility in our revenue profile.

Reduced travel, business closures, and other economic impacts related to the COVID-19 pandemic suppressed oil and natural gas demand, thereby adversely impacting the oil and gas markets served by our Tube Turns® brand of engineered products. This caused major pipeline developers to significantly scale back near-term capital investments in new pipeline infrastructure, which resulted in reduced demand for our products for the oil and gas markets in early 2022. Sales in this market are dependent on, among other things, the level of worldwide oil and natural gas demand, the price of crude oil and natural gas and capital spending by exploration and production companies and drilling contractors. As production activity increased in 2022, particularly in liquefied natural gas shipments to Europe, customer demand in this market increased and remained at a higher level in 2023 compared to early 2022. However, the escalating conflict in the Middle East, the war between Russia and Ukraine and recessionary fears have also led to disruption, instability and volatility in global markets and industries that could negatively impact our operations.

We will continue to pursue new business in a wide variety of markets from light automotive to new pressure vessel and pipeline applications to achieve a more balanced portfolio across our customers, markets and products.

Sypris Electronics Outlook

Supply chain challenges and delays continued to impact business in 2023. The majority of the government aerospace and defense programs that we support require certain specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to focus on our supply chain to attempt to mitigate the impact of component supply shortages on our business. Electronic component shortages may continue to be a challenge during 2024. We may not be successful in addressing these shortages and other supply chain issues.

During 2022 and 2023, we announced new program awards and releases for Sypris Electronics, with certain programs continuing into 2025. In addition to contract awards from Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts for manufacturing services to the communication and navigation markets, which require our advanced capabilities for delivering products for complex, high cost of failure platforms.

On March 9, 2023, President Biden's Administration submitted to Congress the President’s Fiscal Year (FY) 2024 budget request, which proposed $886 billion in total national defense spending, of which $842 billion was for the base budget of the DoD.

On June 3, 2023, the President signed H.R. 3746 “The Fiscal Responsibility Act” (FRA) into law. The legislation suspended the debt ceiling until January 1, 2025, and, among other provisions, capped national defense spending at $886 billion for FY 2024 (President’s Budget Request level) and $895 billion for FY 2025. Supplemental funding legislation is not subject to the budget caps. If a continuing resolution is enacted and still in effect and Congress does not pass all twelve defense and non-defense discretionary appropriations bills by April 30, 2024, the FRA will result in a decrease in government spending for FY 2024 by one percent from FY 2023 enacted levels.

The House and Senate continue the legislative process on the FY 2024 budget. On December 22, 2023, the President signed the FY 2024 National Defense Authorization Act (NDAA) into law. The NDAA authorizes funding at the FRA cap of $886 billion for National Defense.

Recently, the President signed a continuing resolution that extends funding of six appropriations bills to March 22, 2024 and the remaining six to September 30, 2024. This will provide Congress additional time to work on enacting all twelve FY 2024 appropriations bills based on the overarching U.S. Government spending agreement reached by House and Senate leaders on January 7, 2024, which comports with the FRA cap of $886 billion for national defense in FY 2024.

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

On October 20, 2023, the President submitted a $106 billion supplemental funding request to Congress for assistance to Ukraine, Israel and the Indo-Pacific, related U.S. restock of capacity transfers to Ukraine and Israel, and U.S. border security. Congress has not yet acted on this request, which is part of the broader debate on FY 2024 U.S. Government funding and border security policy. Supplemental and emergency funding are not subject to the FRA cap. If enacted, this could ease DoD funding limits under the FRA or other limiting scenarios such as a prolonged continuing resolution.

On March 11, 2024, the President’s FY 2025 budget request was submitted to Congress, initiating the FY 2025 defense authorization and appropriations legislative process, which proposed $850 billion for the base budget of the DoD.

If Congress is not able to enact FY 2024 appropriations bills or extend the continuing resolution, the U.S. Government will enter a whole or partial shutdown. The impact of any government shutdown is uncertain. However, if a government shutdown were to occur and were to continue for an extended period, we could be at risk of reduced orders, program cancellations, schedule delays, production halts and other disruptions and nonpayment, which could adversely affect our results of operations. Further, if any one of the 12 appropriations bills is under a continuing resolution as of April 30, 2024, USG funding levels will reset to FY 2023 enacted levels minus 1% for the remainder of FY 2024 or until all 12 appropriations are enacted.

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

Long-lived asset impairment. We perform periodic impairment analysis on our long-lived amortizable assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operations are unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review. The Company did not have any long-lived assets measured at fair value on a nonrecurring basis as of December 31, 2023 or 2022.

Pension Plan Funded Status. Our U.S. defined benefit pension plans are closed to new entrants and an insignificant amount of service-related cost was recorded in 2023 related to a small number of participants who are still accruing benefits in the Louisville Hourly and Salaried Plans. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Plan liabilities at December 31, 2023 are based upon a discount rate of 5.10% which reflects the Above Mean Mercer Yield Curve rate as of December 31, 2023 rounded to the nearest 5th basis point. Declining discount rates increase the present value of future pension obligations; a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $0.4 million. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward-looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of 3.3% for the Louisville Hourly Plan, 3.55% for the Marion Plan and 2.95% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2023 was appropriate. A change in the assumed rate of return on plan assets of 100 basis points would result in a $0.2 million change in the estimated 2024 pension expense.

At December 31, 2023, we have $8.8 million of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated Other Comprehensive Income and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants.

Based on the current funded status of our U.S. plans, we expect to contribute $0.8 million during 2024, which represents the minimum funding amounts required by federal law.

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

Results of Operations

We operate in two segments, Sypris Technologies and Sypris Electronics. The table presented below compares our segment and consolidated results of operations from 2023 to 2022. The table presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

				Year Over	Results as Percentage of
			Year Over	Year	Net Revenue for the
	Year Ended		Year	Percentage	Year Ended
	December 31,		Change	Change	December 31,
			Favorable	Favorable
	2023	2022	(Unfavorable)	(Unfavorable)	2023	2022
	(in thousands, except percentage data)

Net revenue:
Sypris Technologies	$77,920	$69,259	$8,661	12.5%	57.2%	62.9%
Sypris Electronics	58,303	40,862	17,441	42.7	42.8	37.1
Total net revenue	136,223	110,121	26,102	23.7	100.0	100.0

Cost of sales:
Sypris Technologies	68,712	60,709	(8,003)	(13.2)	88.2	87.7
Sypris Electronics	50,263	34,559	(15,704)	(45.4)	86.2	84.6
Total cost of sales	118,975	95,268	(23,707)	(24.9)	87.3	86.5

Gross profit:
Sypris Technologies	9,208	8,550	658	7.7	11.8	12.3
Sypris Electronics	8,040	6,303	1,737	27.6	13.8	15.4
Total gross profit	17,248	14,853	2,395	16.1	12.7	13.5

Selling, general and administrative	16,279	14,489	(1,790)	(12.4)	12.0	13.2

Operating income	969	364	605	166.2	0.7	0.3

Interest expense, net	777	1,110	333	30.0	0.6	1.0
Other expense, net	1,125	800	(325)	(40.6)	0.8	0.7

Loss before income taxes	(933)	(1,546)	613	39.7	(0.7)	(1.4)

Income tax expense, net	663	948	285	30.1	0.5	0.9

Net loss	$(1,596)	$(2,494)	$898	36.0	(1.2)%	(2.3)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies increased $8.7 million from the prior year to $77.9 million in 2023. The net revenue increase was primarily attributable to increased sales volumes of $3.7 million attributable to the commercial vehicle market, $1.9 million from the automotive, sport utility vehicle and off-highway markets and $3.1 million in energy product sales. Revenue for Sypris Technologies is expected to decrease slightly in 2024, due to the anticipated decline in the commercial vehicle market, partially offset by higher energy component sales and new program expansion with existing customers in the commercial vehicle market.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $17.4 million to $58.3 million in 2023. The increase in revenue for the year ended December 31, 2023 was primarily related to the ramping of production during the year for two follow-on programs and an increase in sales to customers serving the communications market. Additionally, material availability improved compared to the prior year period, which resulted in an increase in sales. The order backlog for Sypris Electronics is expected to support an increase in revenue during 2024.

Gross Profit. Sypris Technologies’ gross profit increased $0.7 million to $9.2 million in 2023 as compared to $8.6 million in the prior year. The net increase in volumes contributed to an increase in gross profit of $3.1 million for the year ended December 31, 2023 from the prior year. Partially offsetting this increase was the unfavorable impact of foreign exchange rates for our Mexican subsidiary, resulting in a decrease in gross profit of $2.4 million.

Sypris Electronics’ gross profit increased $1.7 million to $8.0 million as compared to $6.3 million in the prior year. The increase in gross profit for the year ended December 31, 2023 was primarily a result of the increase in revenue which also had a positive impact on overhead absorption. The expected increase in revenue during 2024 attributable to order backlog is expected to favorably impact overhead absorption and the contribution margin from higher volumes is further expected to generate gross profit expansion.

Selling, General and Administrative. Selling, general and administrative expense increased $1.8 million to $16.3 million in 2023 as compared to $14.5 million in 2022. The increase in selling general and administrative expense for the year ended December 31, 2023 was primarily as a result of an increase in headcount to support the increase in volumes for Sypris Electronics and increased insurance costs. Additionally, the Company experienced higher employee medical insurance claim expense during 2023. Selling, general and administrative expense decreased as a percentage of revenue to 12.0% for the year ended December 31, 2023 from 13.2% for the year ended December 31, 2022.

Interest Expense, Net. Interest expense for the year ended December 31, 2023 decreased $0.3 million due to a decrease in the weighted average debt outstanding partially offset by an increase in the weighted average interest rate. Our weighed average debt outstanding under the Note decreased to $5.0 million during 2023 from $6.5 million during 2022. The weighted average interest rate increased to 8.7% in 2023 from 8.0% in 2022.

Other Expense, Net. Other expense, net, was $1.1 million in 2023 as compared to $0.8 million for 2022.  During the year ended December 31, 2023, the Company recognized pension related expense of $1.0 million.  Foreign currency related expenses were not material for the year ended December 31, 2023.

During the year ended December 31, 2022, the Company recognized pension expense of $0.6 million. Foreign currency related expenses were not material for the year ended December 31, 2022.

Income Taxes. The 2023 income tax provision consists of current tax expense of $0.6 million and deferred tax expense of $0.1 million. The 2022 income tax provision consists of current tax expense of $0.6 million and deferred tax expense of $0.3 million. The current tax expense in 2023 and 2022 includes taxes paid by our Mexican subsidiary and domestic state income taxes and adjustments. The 2023 and 2022 deferred tax expense includes net changes in the foreign deferred tax assets during the year.

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

Liquidity and Capital Resources

As reflected in the consolidated financial statements, the Company reported a net loss of $1.6 million and cash used in operating activities of $11.1 million for the year ended December 31, 2023.  The Company’s net inventory increased from $42.1 million to $77.3 million as of December 31, 2022 and 2023, respectively, primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash during the year ended December 31, 2023. As a result, the Company experienced a liquidity shortfall in the fourth quarter of 2023 and the first quarter of 2024. The shipment delays also contributed to an increase in trade payable balances with certain suppliers. The Company has entered into negotiations with these suppliers to amend payment and other terms. The Company received the benefit of additional loans of $5.0 million from GFCM to help the Company manage its liquidity during those periods.  This additional $5.0 million loaned to the Company by GCFM in the fourth quarter of 2023 and the first quarter of 2024 was approved by the Audit Committee and provided the Company necessary liquidity.

Our ability to service our current liabilities will require a significant amount of cash. Management has evaluated our ability to generate this cash to meet our obligations for the next twelve months. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated through continued revenue growth from the Company’s consolidated operations and reductions in the Company’s investment in working capital. Based upon our current forecast, we believe that we will have sufficient liquidity to finance our operations for the next twelve months.

Although we believe the assumptions underlying our current forecast are reasonable, management is also prepared to implement contingency plans that include other cost reduction initiatives to improve profitability and cash flow, or management can take additional steps such as adjusting the timing and amount of certain operating expenses as well as capital expenditures or the issuance of new debt. If we are unable to achieve our forecasted revenue, or if our costs are higher than expected, we may be required to revise our plans to provide for additional cost-cutting measures, seek additional financing or to consider other strategic alternatives. We may not be able to secure additional financing on favorable terms, if at all.

Cash Balance.  At December 31, 2023, we had approximately $7.9 million of cash and cash equivalents, of which $6.1 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as capital expenditures, for at least the next twelve months. Significant changes from our current forecasts, including, but not limited to: (i) meaningful shortfalls in our projected revenues, (ii) unexpected costs or expenses, and/or (iii) operating difficulties which cause unexpected delays in scheduled shipments, could require us to seek additional financing or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs.  Any of these actions could materially harm our business, results of operations and future prospects. And as noted above, additional financing may not be available to us.

Material Cash Requirements

Gill Family Capital Management Note. The Company has received the benefit of loans from GFCM in the form of secured promissory note obligations totaling $6.5 million in principal as of December 31, 2023 and 2022. GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

During the fourth quarter ended December 31, 2023, the Company and GFCM amended the Note to, among other things: (i) increase the principal amount by $2.5 million to $6.5 million, (ii) extend the maturity dates for $2.0 million of the obligation to April 1, 2025, $2.0 million to April 1, 2026 and the balance to April 1, 2027 (iii) adjust the interest rate beginning on November 10, 2023 and on each April 1 thereafter, to reflect the greater of 8% or 500 basis points above the five-year Treasury note average during the previous 90-day period, and (iv) allow for the deferral of payment for up to 60% of the interest due on the Note to April 1, 2025 On February 7, 2024, the Company further amended the Note to increase the principal amount due on April 1, 2027 by another $2.5 million. The amendment increased the aggregate amount previously loaned by GFCM to the Company from $6.5 million to $9.0 million. This additional $5.0 million loaned to the Company in the fourth quarter of 2023 and the first quarter of 2024 was approved by the Audit Committee and provided the Company necessary liquidity.

The Note provides for a first security interest in substantially all of the Company’s assets, including those in Mexico (see Note 12 to the consolidated financial statements in this Annual Report on Form 10-K).

Finance Lease Obligations. As of December 31, 2023, the Company had $3.2 million outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2026 and a weighted average interest rate of 8.8%.

Equipment Financing Obligations. As of December 31, 2023, the Company had $2.0 million outstanding under equipment financing facilities, with payments due through 2028, and a weighted average interest rate of 6.8%.

Purchase Commitments. We had purchase commitments totaling approximately $39.8 million at December 31, 2023, primarily for inventory, which are due through 2025.

Cash Flows from Operating, Investing and Financing Activities

Operating Activities. Net cash used in operating activities was $11.1 million in 2023, as compared to cash provided by operating activities of $13.8 million in 2022. The aggregate increase in accounts receivable in 2023 resulted in a usage of cash of $1.1 million as a result of the increase in revenue for Sypris Technologies and Sypris Electronics over the prior year. This cash usage was reduced by an early payment from a Sypris Technologies customer. The increase in inventory in 2023 resulted in a usage of cash of $34.7 million. The increase in inventory is primarily in support of new program revenue growth for Sypris Electronics. A significant portion of the inventory receipts were funded through prepayments from customers of Sypris Electronics in 2022 and 2023, which are recorded as contract liabilities and are the primary component of the $13.6 million increase in accrued and other liabilities during 2023. Accounts payable also increased during 2023, primarily associated with the inventory additions, providing a source of cash of $9.0 million. Prepaid expenses and other current assets increased during 2023 resulting in a cash use of $1.1 million primarily as a result of increased contract assets and capitalized costs associated with programs in the startup phase of production at Sypris Electronics partially offset by a decrease in taxes refundable in Mexico.

Investing Activities. Net cash used in investing activities was comprised of capital expenditures of $2.1 million and $3.0 million in 2023 and 2022, respectively.

Financing Activities. Net cash used in financing activities was $0.6 million in 2023 as compared to $1.4 million in 2022. Net cash used in financing activities in 2023 included principal payments on finance lease and equipment financing obligations of $1.7 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation. This was partially offset by proceeds from a working capital line of credit in Mexico of $0.5 million and $0.7 million in proceeds received from an equipment financing obligation. Net cash used in financing activities in 2022 included principal payments on finance lease and equipment financing obligations of $1.3 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

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

SYPRIS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Sypris Solutions, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Francisco, California

April 1, 2024

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year ended December 31,
	2023	2022

Net revenue	$136,223	$110,121
Cost of sales	118,975	95,268

Gross profit	17,248	14,853

Selling, general and administrative	16,279	14,489

Operating income	969	364

Interest expense, net	777	1,110
Other expense, net	1,125	800

Loss before income taxes	(933)	(1,546)

Income tax expense, net	663	948
Net loss	$(1,596)	$(2,494)

Loss per common share:
Basic	$(0.07)	$(0.11)
Diluted	$(0.07)	$(0.11)

Cash dividends per common share	$0.00	$0.00

Weighted average shares outstanding:
Basic	21,876	21,729
Diluted	21,876	21,729

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2023	2022

Net loss	$(1,596)	$(2,494)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense	2,589	982
Employee benefit related, net of tax expense	1,189	1,167
Other comprehensive income	3,778	2,149
Comprehensive income (loss)	$2,182	$(345)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$7,881	$21,648
Accounts receivable, net	8,929	8,064
Inventory, net	77,314	42,133
Other current assets	9,743	8,133
Total current assets	103,867	79,978
Property, plant and equipment, net	17,133	15,532
Operating lease right-of-use assets	3,309	4,251
Other assets	5,033	4,383
Total assets	$129,342	$104,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,737	$17,638
Accrued liabilities	56,232	33,316
Operating lease liabilities, current portion	1,068	1,168
Finance lease obligations, current portion	1,327	1,102
Equipment financing obligations, current portion	618	398
Working capital line of credit	500	0
Note payable – related party, current portion	0	2,500
Total current liabilities	86,482	56,122
Operating lease obligations, net of current portion	2,642	3,710
Finance lease obligations, net of current portion	1,852	2,536
Equipment financing obligations, net of current portion	1,333	738
Note payable – related party	6,484	3,989
Other liabilities	8,082	17,474
Total liabilities	106,875	84,569
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 22,465,485 shares issued and 22,459,645 outstanding in 2023 and 22,175,664 shares issued and 22,175,645 outstanding in 2022	224	221
Additional paid-in capital	156,242	155,535
Accumulated deficit	(116,932)	(115,336)
Accumulated other comprehensive loss	(17,067)	(20,845)
Treasury stock, 5,835 in 2023 and 19 shares in 2022	0	0
Total stockholders’ equity	22,467	19,575
Total liabilities and stockholders’ equity	$129,342	$104,144

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,596)	$(2,494)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,259	3,088
Deferred income taxes	54	329
Non-cash compensation	813	683
Deferred loan costs amortized	3	6
Provision for excess and obsolete inventory	(167)	65
Non-cash lease expense	942	890
Other noncash items	(56)	(148)
Contributions to pension plans	(16)	(60)
Changes in operating assets and liabilities:
Accounts receivable	(1,096)	345
Inventory	(34,693)	(11,804)
Prepaid expenses and other assets	(1,105)	(3,072)
Accounts payable	8,984	5,556
Accrued and other liabilities	13,585	20,409
Net cash (used in) provided by operating activities	(11,089)	13,793
Cash flows from investing activities:
Capital expenditures	(2,139)	(3,041)
Proceeds from sale of assets	0	10
Net cash used in investing activities	(2,139)	(3,031)

Cash flows from financing activities:
Proceeds from equipment financing obligations	710	0
Proceeds from working capital line of credit	500	0
Proceeds from Note Payable – related party	2,500	0
Principal payments on finance lease obligations	(1,168)	(982)
Principal payments on equipment financing obligations	(551)	(352)
Principal payments on Note Payable – related party	(2,500)	0
Indirect repurchase of shares for minimum statutory tax withholdings	(105)	(49)
Net cash used in financing activities	(614)	(1,383)
Effect of exchange rate changes on cash balances	75	649
Net (decrease) increase in cash and cash equivalents	(13,767)	10,028
Cash and cash equivalents at beginning of year	21,648	11,620
Cash and cash equivalents at end of year	$7,881	$21,648

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Fixed assets obtained in exchange for finance lease and equipment financing obligations	$1,365	$452

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2022 balance	21,864,724	$218	$154,904	$(112,842)	$(22,994)	$0
Net loss	0	0	0	(2,494)	0	0
Employee benefit related, net of tax	0	0	0	0	1,167	0
Foreign currency translation adjustment, net of tax	0	0	0	0	982	0
Restricted common stock grant	197,500	2	(2)	0	0	0
Noncash compensation	60,000	0	683	0	0	0
Exercise of stock options	53,421	1	(50)	0	0	0
December 31, 2022 balance	22,175,645	$221	$155,535	$(115,336)	$(20,845)	$0
Net loss	0	0	0	(1,596)	0	0
Employee benefit related, net of tax	0	0	0	0	1,207	0
Foreign currency translation adjustment, net of tax	0	0	0	0	2,571	0
Restricted common stock grant	160,000	2	(2)	0	0	0
Noncash compensation	60,000	0	813	0	0	0
Exercise of stock options	106,504	1	(105)	0	0	0
Treasury stock	(42,500)	0	1	0	0	0
December 31, 2023 balance	22,459,649	$224	$156,242	$(116,932)	$(17,067)	$0

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

Nature of Business

Sypris is a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. The Company produces a wide range of manufactured products, often under multi-year, sole-source contracts with corporations and government agencies. The Company offers such products through its two business segments, Sypris Technologies, Inc. (“Sypris Technologies”) and Sypris Electronics, LLC (“Sypris Electronics”). Sypris Technologies derives its revenue primarily from the sale of forged, machined, welded and heat-treated steel components primarily for heavy commercial vehicle and high-pressure energy pipeline applications. Sypris Electronics derives its revenue primarily from circuit card and box build manufacturing, high reliability manufacturing and systems assembly and integration, primarily for aerospace and defense, communications and space applications. Most products are built to the customer’s design specifications. The Company also provides engineering design services and repair or inspection services. See Note 20 for additional information regarding our segments.

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

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cloud Computing Arrangements

The Company capitalizes implementation costs incurred in cloud computing (i.e., hosting arrangements) during the application development phase and depreciates the costs over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised or for which the exercise is controlled by the service provider. The Company classifies the amortization of capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting service (i.e., operating and SG&A expense) and classifies the related payments in the statement of cash flows in the same manner as payments made for fees associated with the hosting service (i.e. cash flows from operating activities). In addition, the capitalization of implementation costs is reflected in the balance sheet consistent with the location of prepayment of fees for the hosting element (i.e., within prepaid expenses and other current assets). As of December 31, 2023 and 2022, the Company had $156,000 and $204,000 recorded in prepaid expenses and other current assets in the consolidated balance sheets. Amortization expense for the years ended December 31, 2023 and 2022 was not material.

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

Leases

Our lease portfolio represents leases of real estate, including manufacturing, assembly and office facilities, while the remainder represents leases of personal property, including manufacturing and information technology equipment. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. Leases with an initial term of twelve months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. Generally, we use our incremental borrowing rate in determining the present value of lease payments, unless the implicit rate is readily available.

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

Allowance for Credit Losses

Trade accounts receivable are reported net of the allowance for credit losses in the consolidated balance sheets. We provide an allowance for credit losses on trade receivables based on historical loss experience, aging analysis, and any specific, known troubled accounts. Accounts deemed uncollectible are written off against the allowance after management deems the account to be uncollectible.

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2023 and 2022, was $805,000 and $690,000, respectively. The Company’s warranty expense for the years ended December 31, 2023 and 2022 was $350,000 and $251,000, respectively.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 30% of accounts receivable outstanding at December 31, 2023 is due from two customers. More specifically, SubCom and Gastech Engineering, LLC comprise 16% and 14%, respectively, of December 31, 2023 outstanding accounts receivable. Approximately 31% of accounts receivable outstanding at December 31, 2022 is due from two customers. More specifically, SubCom and Detroit Diesel comprise 18% and 13%, respectively, of December 31, 2022 outstanding accounts receivable. No other single customer accounted for more than 10% of the Company’s total accounts receivable as of December 31, 2023 or 2022.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s largest customers for the year ended December 31, 2023 were Sistemas, Northrop Grumman, Detroit Diesel, and Subcom, which represented approximately 22%, 17%, 13% and 10%, respectively, of the Company’s total net revenue. Detroit Diesel and Sistemas are both customers within the Sypris Technologies segment and Northrop Grumman and Subcom are customers within the Sypris Electronics segment. The Company’s largest customers for the year ended December 31, 2022 were Sistemas, Detroit Diesel and Northrop Grumman, which represented approximately 22%, 18% and 14%, respectively, of the Company’s total net revenue. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2023 or 2022.

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

Collective Bargaining Agreements

Approximately 406, or 54% of the Company’s employees, all within Sypris Technologies, were covered by collective bargaining agreements as of December 31, 2023. Excluding certain Mexico employees covered under an annually ratified agreement, there are no employees covered by collective bargaining agreements that expire within the next twelve months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees represented approximately 51% of the Company’s workforce, or 382 employees as of December 31, 2023.

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

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280). The guidance enhances reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance becomes effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the guidance on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This guidance requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The guidance becomes effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the guidance on our financial statement disclosures.

Liquidity

As reflected in the consolidated financial statements, the Company reported a net loss of $1,596,000 and cash used in operating activities of $11,089,000 for the year ended December 31, 2023. The Company’s net inventory increased from $42,133,000 to $77,314,000 as of December 31, 2022 and 2023, respectively, primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash during the year ended December 31, 2023. As a result, the Company experienced a liquidity shortfall in the fourth quarter of 2023 and the first quarter of 2024. The shipment delays also contributed to an increase in trade payable balances with certain suppliers. The Company has entered into negotiations with these suppliers to amend payment and other terms.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

During the fourth quarter of 2023, the Company amended its promissory note obligation with Gill Family Capital Management, Inc. (the “GFCM Note”) to, among other things, increase the principal amount by $2,500,000 to $6,500,000 and extend the maturity dates for $2,000,000 of the obligation to April 1, 2025, $2,000,000 to April 1, 2026 and $2,500,000 to April 1, 2027 (See Note 12). On February 7, 2024, the Company further amended the GFCM Note to increase the principal amount by $2,500,000 to $9,000,000, with the additional balance due on April 1, 2027 (see Note 21). The additional $5,000,000 loaned to the Company by GFCM in the fourth quarter of 2023 and the first quarter of 2024 was approved by the Audit Committee and provided the Company necessary liquidity.

Our ability to service our current liabilities will require a significant amount of cash. Management has evaluated our ability to generate this cash to meet our obligations for the next twelve months. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand funds generated through continued revenue growth from the Company’s consolidated operations and reductions in the Company’s investment in working capital. Based upon our current forecast, we believe that we will have sufficient liquidity to finance our operations for the next twelve months.

Although we believe the assumptions underlying our current forecast are reasonable, management is also prepared to implement contingency plans that include other cost reduction initiatives to improve profitability and cash flow, or management can take additional steps such as adjusting the timing and amount of certain operating expenses as well as capital expenditures or the issuance of new debt.  If we are unable to achieve our forecasted revenue, or if our costs are higher than expected, we may be required to revise our plans to provide for additional cost-cutting measures, seek additional financing or to consider other strategic alternatives.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of December 31, 2023, total right-of-use assets and operating lease liabilities were approximately $3,309,000 and $3,710,000, respectively. As of December 31, 2022, total right-of-use assets and operating lease liabilities were approximately $4,251,000 and $4,878,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the year ended December 31, 2023 and 2022.

The following table presents information related to lease expense for the year ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Finance lease expense
Amortization expense	$757	$677
Interest expense	284	338
Operating lease expense	1,402	1,402
Variable lease expense	367	337
Total lease expense	$2,810	$2,754

The following table presents supplemental cash flow information related to leases (in thousands):

	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,776	$1,713
Operating cash flows from finance leases	284	338
Financing cash flows from finance leases	1,168	982

The annual future minimum lease payments as of December 31, 2023 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,317	$1,548
12 to 24 months	1,231	1,514
24 to 36 months	859	488
36 to 48 months	842	0
48 to 60 months	0	0
Thereafter	0	0
Total lease payments	4,249	3,550
Less imputed interest	(539)	(371)
Total	$3,710	$3,179

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents certain information related to lease terms and discount rates for leases as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	3.6	4.4
Finance leases	2.2	3.0

Weighted-average discount rate (percentage):
Operating leases	8.0	8.0
Finance leases	8.8	8.5

(3)	Revenue from Contracts with Customers

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

Some of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $100,891,000 of remaining performance obligations as of December 31, 2023, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 68% of our remaining performance obligations as revenue in 2024 and the balance in 2025.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Sypris Technologies – transferred point in time	$77,920	$69,259
Sypris Electronics – transferred point in time	15,463	10,400
Sypris Electronics – transferred over time	42,840	30,462
Net revenue	$136,223	$110,121

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of December 31, 2023 and 2022 were $4,638,000 and $2,393,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of December 31, 2023, the contract liabilities balance was $53,537,000, of which $49,738,000 was included within accrued liabilities and $3,799,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2022, the contract liabilities balance was $40,391,000, of which $27,909,000 was included within accrued liabilities and $12,482,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $19,919,000 and $14,165,000 during the years ended December 31, 2023 and 2022, respectively.

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

The Company recognized other expense of $1,125,000 during the year ended December 31, 2023, which included pension expense of $1,036,000. Foreign currency related expenses were not material for the year ended December 31, 2023.

The Company recognized other expense of $800,000 during the year ended December 31, 2022, which included pension expense of $562,000. Foreign currency related expenses were not material for the year ended December 31, 2022.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(5)	Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2023	2022
Commercial	$9,235	$8,139
Allowance for credit losses	(306)	(75)
Accounts receivable, net	$8,929	$8,064

(6)	Inventory

Inventory consists of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$67,962	$36,612
Work in process	9,027	6,585
Finished goods	1,974	802
Reserve for excess and obsolete inventory	(1,649)	(1,866)
Inventory, net	$77,314	$42,133

(7)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$1,405	$1,810
Contract assets	4,638	2,393
Other	3,700	3,930
Other current assets	$9,743	$8,133

Included in other current assets are income and VAT taxes refundable, tools, spare parts and other items, none of which exceed 5% of total current assets.

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2023	2022
Land and land improvements	$43	$43
Buildings and building improvements	8,507	8,044
Machinery, equipment, furniture and fixtures	74,588	66,037
Construction in progress	863	2,048
	84,001	76,172
Accumulated depreciation	(66,868)	(60,640)
Property plant and equipment, net	$17,133	$15,532

Depreciation expense, including amortization of assets recorded under finance leases, totaled approximately $3,259,000 and $3,088,000 for the years ended December 31, 2023 and 2022, respectively. Capital expenditures included in accounts payable or accrued liabilities were not material as of December 31, 2023 and 2022, respectively.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Included within property, plant and equipment were assets under finance leases as follows (in thousands):

	December 31,
	2023	2022
Buildings and building improvements	$3,490	$3,045
Machinery, equipment, furniture and fixtures	4,046	3,432
	7,536	6,477
Accumulated depreciation	(3,799)	(2,712)
Net	$3,737	$3,765

(9)	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2023	2022
Long-term spare parts	$598	$497
Long-term deposits	280	280
Pension asset	849	645
Deferred tax asset, net	2,657	2,367
Other	649	594
Other assets	$5,033	$4,383

(10)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Salaries, wages, employment taxes and withholdings	$1,994	$1,644
Employee benefit plans	2,024	891
Accrued professional fees	764	734
Income, property and other taxes	300	201
Contract liabilities – short term	49,738	27,909
Deferred gain from sale-leaseback	349	305
Other	1,063	1,632
Accrued liabilities	$56,232	$33,316

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest, and other items, none of which exceed 5% of total current liabilities.

(11)	Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Noncurrent pension liability	$3,823	$4,332
Deferred gain from sale leaseback	407	660
Contract liabilities – long-term	3,799	12,482
Other	53	0
Other liabilities	$8,082	$17,474

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(12)	Debt

Long-term obligations consists of the following (in thousands):

	December 31,
	2023	2022
Current:
Finance lease obligation, current portion	$1,327	$1,102
Equipment financing obligations, current portion	618	398
Note payable – related party, current portion	0	2,500
Working capital line of credit	500	0
Current portion of long-term debt and finance lease obligations	$2,445	$4,000
Long-Term:
Finance lease obligations	$1,852	$2,536
Equipment financing obligations	1,333	738
Note payable – related party	6,500	4,000
Less unamortized debt issuance and modification costs	(16)	(11)
Long-term debt and finance lease obligations, net of unamortized debt costs	$9,669	$7,263

The Company had no capitalized interest in 2023 or 2022.

Note Payable – Related Party

The Company has received the benefit of loans from GFCM in the form of secured promissory note obligations totaling $6,500,000 in principal as of December 31, 2023 and 2022 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

During the fourth quarter ended December 31, 2023, the Company and GFCM amended the Note to, among other things: (i) increase the principal amount by $2,500,000 to $6,500,000, (ii) extend the maturity dates for $2,000,000 of the obligation to April 1, 2025, $2,000,000 to April 1, 2026 and the balance to April 1, 2027 (iii) adjust the interest rate beginning on November 10, 2023 and on each April 1 thereafter, to reflect the greater of 8% or 500 basis points above the five-year Treasury note average during the previous 90-day period, and (iv) allow for the deferral of payment for up to 60% of the interest due on the Note to April 1, 2025. On February 7, 2024, the Company further amended the Note to increase the principal amount due on April 1, 2027 by another $2,500,000. The amendment increased the aggregate amount previously loaned by GFCM to the Company from $6,500,000 to $9,000,000 (see Note 21).

The weighted average interest rate for the Note as of December 31, 2023 and 2022 was 8.7% and 8.0%, respectively. Interest paid on the Note during the years ended December 31, 2023 and 2022 totaled approximately $479,000 and $526,000, respectively.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Finance Lease Obligations

As of December 31, 2023, the Company had $3,179,000 outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2026 and a weighted average interest rate of 8.8%.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Equipment Financing Obligations

As of December 31, 2023, the Company had $1,951,000 outstanding under equipment financing facilities, with a weighted average interest rate of 6.8% and payments due through 2028. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$733
12 to 24 months	557
24 to 36 months	461
36 to 48 months	349
48 to 60 months	110
Thereafter	0
Total payments	2,210
Less imputed interest	(259)
Total equipment financing obligations	$1,951

(13)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2023 approximates fair value, and is based upon a market approach (Level 2).

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

The following table details the components of pension (income) expense (in thousands):

	Year ended December 31,
	2023	2022
Service cost	$0	$5
Interest cost on projected benefit obligation	1,236	839
Net amortization of actuarial loss	526	560
Expected return on plan assets	(726)	(837)
Net periodic benefit cost	$1,036	$567

The net periodic cost of the defined benefit pension plans incurred during the years ended December 31, 2023 and 2022 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Year ended December 31,
	2023	2022
Service cost:
Selling, general and administrative expenses	$0	$5
Other net periodic benefit costs:
Other expense, net	1,036	562
Total	$1,036	$567

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

December 31,
2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$24,791	$32,756
Service cost	0	5
Interest cost	1,236	839
Actuarial loss	(54)	(6,303)
Benefits paid	(2,385)	(2,506)
Benefit obligation at end of year	$23,588	$24,791
Change in plan assets:
Fair value of plan assets at beginning of year	$22,843	$30,051
Actual return on plan assets	1,334	(4,768)
Company contributions	16	66
Benefits paid	(2,385)	(2,506)
Fair value of plan assets at end of year	$21,808	$22,843

Underfunded status of the plans	$(1,780)	$(1,948)

Balance sheet assets (liabilities):
Other assets	$849	$645
Accrued liabilities	(922)	(16)
Other liabilities	(1,707)	(2,577)
Net amount recognized	$(1,780)	$(1,948)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$16,654	$17,260
Accumulated benefit obligation	16,654	17,260
Fair value of plan assets	14,026	14,665

Projected benefit obligation and net periodic pension cost assumptions:
Discount rate – projected benefit obligation	5.10%	5.40%
Discount rate – net periodic pension cost	5.40	2.70
Rate of compensation increase	N/A	N/A
Expected long-term rate of return on plan assets	2.95	–	3.55	2.35	–	3.40

	December 31,
	2023	2022
Weighted average asset allocation:
Equity securities	17%	16%
Debt securities	83	83
Other	0	1
Total	100%	100%

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The fair values of our pension plan assets as of December 31, 2023 are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset categories
Cash and cash equivalents	$2,222	$0
Equity securities:		0
U.S. Large Cap	2,354	0
U.S. Mid Cap	301	0
U.S. Small Cap	175	0
World Equity	873	0
Fixed income securities	4,703	11,180
Total Plan Assets	$10,628	$11,180

The fair values of our pension plan assets as of December 31, 2022 are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset categories
Cash and cash equivalents	$2,365	$0
Equity securities:		0
U.S. Large Cap	1,671	0
U.S. Mid Cap	566	0
U.S. Small Cap	209	0
World Equity	1,194	0
Real Estate	210	0
Other	106	0
Fixed income securities	5,018	11,504
Total Plan Assets	$11,339	$11,504

Investments in our defined benefit plans are stated at fair value. The following valuation methods were used to value our pension assets:

Equity securities	The fair value of equity securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Fixed income securities	The fair value of fixed income securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Cash and cash equivalents	The fair value of cash and cash equivalents is set equal to its cost.

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

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2024 is $797,000, which represents the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2023 and 2022 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 0-55%, fixed income securities ranging 35-100% and non-traditional/other of 0-10% of total investments.

When establishing the expected long-term rate of return on our U.S. pension plan assets, the Company considered historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, the Company concluded that the use of 3.30% for the Louisville Hourly Plan, 3.55% for the Marion Plan and 2.95% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2023 was appropriate.

Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated other comprehensive loss and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants. Accumulated other comprehensive loss at December 31, 2023 includes $8,762,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost. The actual loss reclassified from accumulated other comprehensive loss for 2023 and 2022 was $526,000 and $560,000, respectively.

At December 31, 2023, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2024	$2,377
2025	2,315
2026	2,235
2027	2,165
2028	2,090
2029-2033	9,286
Total	$20,468

The Company sponsors a defined contribution plan (the “Defined Contribution Plan”) for substantially all domestic employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions up to 3% and provide discretionary contributions. In connection with the matching contributions, the Company recognized compensation expense of approximately $486,000 and $404,000 in 2023 and 2022, respectively.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans totaled approximately $348,000 and $253,000 in 2023 and 2022, respectively. The aggregate benefit plan obligations of these plans, which are unfunded, were $2,116,000 and $1,755,000 as of December 31, 2023 and 2022 were included within other liabilities in the accompanying consolidated balance sheets.

(15)	Commitments and Contingencies

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to purchase inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $39,764,000 as of December 31, 2023, of which $33,570,000 is for purchases to be made in 2024 and $6,194,000 is for purchases to be made in 2025. The Company also had outstanding purchase commitments of $298,000 as of December 31, 2023 for the purchase of manufacturing equipment.

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

The Company has various current and previously owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and is under development by the purchaser. As of December 31, 2023 and 2022, no amounts were accrued for any environmental matters. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

On December 27, 2017, the U.S. Department of Labor (the “DOL”) filed a lawsuit alleging that the Company had misinterpreted the language of the Company’s 401(k) Plans (collectively, the “Plan”). The DOL does not dispute that the Company reached such interpretation in good faith and after the Company consulted with independent ERISA counsel. Although the Company maintains that it had affirmative defenses against the DOL’s claims, in an effort to avoid further litigation the Company engaged in settlement discussions in the second half of 2022 with the DOL. On March 14, 2023, the parties jointly delivered to the court a proposed consent order and judgment containing the terms of a settlement agreement, which was entered into the court record on September 28, 2023. The settlement, among other terms, required the Company to pay a restoration payment of $575,000 to the Plan, which was deposited into the Plan’s unallocated asset account during the fourth quarter of 2023 and distributed among affected participants of the Plan in February 2024. The settlement agreement also assessed a 10% penalty under section 502(l) of ERISA, for which the Company requested a good faith waiver in March 2024.

On February 17, 2017, several employees (“Lucas Plaintiffs”) of KapStone Charleston Kraft, LLC filed a lawsuit in South Carolina alleging that they had been seriously burned when they opened a hinged closure and a hot tar-like material spilled out. Among other claims, the Lucas Plaintiffs allege that Sypris Technologies designed and manufactured the closure, that the closure was defective and that those defects had caused or contributed to their injuries. Sypris Technologies’ motion to dismiss for lack of jurisdiction was denied on February 28, 2020. On November 21, 2022, the Company received a demand for settlement presented by the Lucas Plaintiffs, which was rejected. On January 12, 2024, a hearing took place for oral arguments in support of Sypris Technologies’ motion for summary judgement previously filed in September 2023 and the Court’s order on that motion remains outstanding. The trial has been set for May 20, 2024 and a mediation of the parties is required to take place prior to the trial under South Carolina law. The Company received a subsequent demand for settlement presented by the Lucas Plaintiffs on January 29, 2024, which was also rejected. The Company is continuing to vigorously defend the matter and believes that it has affirmative defenses and any potential damages to be undeterminable. As a result, we are currently unable to estimate a loss or range of loss for this matter at this time. The Company’s general liability insurer has accepted the defense costs.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(16)	Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 3,476,021 shares were registered for issuance under the 2015 Omnibus Plan. On May 12, 2020, the 2015 Omnibus Plan was replaced with the 2020 Omnibus Plan. A total of 4,596,271 shares were registered for issuance under the 2020 Omnibus Plan. Additionally, awards under the 2015 Omnibus Plans that are cancelled without having been fully exercised or vested are available again for new awards under the 2020 Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2023 and 2022 was 2,376,021 and 2,895,771, respectively.

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

Compensation expense is measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. Fair value for restricted shares is equal to the stock price on the date of grant, while the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical Company and industry data to estimate the expected price volatility. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, the Company uses the simplified method to estimate the expected term. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The dividend yield is assumed to be zero as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Forfeitures are recorded as they occur. Stock based compensation expense of $813,000 and $683,000 has been recorded in selling, general and administrative expense in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Year ended December 31,
	2023	2022
Expected life (years)	4.3	4.3
Expected volatility	85.1%	86.5%
Risk-free interest rates	4.23%	1.69%
Expected dividend yield	0%	0%

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of the restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Nonvested shares at January 1, 2022	197,500	$3.16
Granted	197,500	2.59
Vested	0	0
Forfeited	0	0
Nonvested shares at December 31, 2022	395,000	2.88
Granted	160,000	1.97
Vested	0	0
Forfeited	(42,500)	2.29
Nonvested shares at December 31, 2023	512,500	$2.64	1.2	$1,040,375

There were no shares that vested during 2023 or 2022.

The following table summarizes option activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,970,250	$1.11
Granted	260,000	2.60
Exercised	(138,900)	1.11
Forfeited	(51,000)	0.86
Expired	(15,500)	1.15
Outstanding at December 31, 2022	2,031,850	1.31
Granted	372,750	1.97
Exercised	(525,600)	1.41
Forfeited	(32,250)	1.31
Expired	(22,500)	1.50
Outstanding at December 31, 2023	1,824,250	$1.41	2.02	$1,315,300
Exercisable at December 31, 2023	1,164,500	$0.92	0.97	$1,293,175

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2023 and 2022 was $1.26 and $1.67 per share, respectively. There were 525,600 options exercised in 2023 with an intrinsic value of $312,000. There were 138,900 options exercised in 2022 with an intrinsic value of $176,000.

As of December 31, 2023, there was $1,111,000 of total unrecognized compensation cost related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of option shares vested during the years ended December 31, 2023 and 2022 was $268,000 and $285,000, respectively.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(17)	Stockholders’ Equity

As of December 31, 2023 and 2022, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in accordance with the terms of our stockholder rights plan, which expired in October 2011. There are no shares of Series A Preferred Stock currently outstanding, and there are no current plans to issue any such shares.

The holders of our common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2023	2022
Foreign currency translation adjustments, net of tax	$(7,869)	$(10,458)
Employee benefit related adjustments – U.S, net of tax	(9,281)	(10,488)
Employee benefit related adjustments – Mexico, net of tax	83	101
Accumulated other comprehensive loss	$(17,067)	$(20,845)

Changes in each component of accumulated other comprehensive loss consisted of the following:

	Foreign Currency Translation	Defined Benefit Plans	Accum. Other Comp Loss

Balance at January 1, 2022	$(11,440)	$(11,554)	$(22,994)
Currency translation adjustments, net of tax	982	0	982
Net actuarial loss for the year, net of tax	0	607	607
Amortization for the year, net of tax	0	560	560
Balance at December 31, 2022	$(10,458)	$(10,387)	$(20,845)
Currency translation adjustments, net of tax	2,589	0	2,589
Net actuarial loss for the year, net of tax	0	663	663
Amortization for the year, net of tax	0	526	526
Balance at December 31, 2023	$(7,869)	$(9,198)	$(17,067)

(18)	Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of (loss) income before taxes are as follows (in thousands):

	Year ended December 31,
	2023	2022
Domestic	$(3,527)	$(4,661)
Foreign	2,594	3,115
Total	$(933)	$(1,546)

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of income tax expense, net are as follows (in thousands):

	Year ended December 31,
	2023	2022
Current:
Federal	$0	$0
State	10	3
Foreign	599	616
Total current income tax expense	609	619

Deferred:
Federal	0	0
State	0	0
Foreign	54	329
Total deferred income tax expense	54	329
Income tax expense, net	$663	$948

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

The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Cuts and Jobs Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company is subject to incremental U.S. tax on GILTI income due to expense allocations required by the U.S. foreign tax credit rules. The Company has elected to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements.

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2023 and 2022 totaled $10,000 and $3,000, respectively. There were no state income tax refunds received in the U.S. during 2023 or 2022. Foreign income taxes paid during 2023 and 2022 totaled $566,000 and $934,000. There were no foreign refunds received in 2023 and 2022. There were no federal taxes paid in 2023 and 2022. There were no federal refunds received in 2023 or 2022. At December 31, 2023, the Company had $145,455,000 of federal net operating loss carryforwards available to offset future federal taxable income. The pre-2018 federal net operating loss carryforwards of $134,821,000 expire in various amounts from 2026 to 2037. Federal net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward period as part of the Tax Act. The indefinite lived net operating loss carryforwards as of December 31, 2023 are approximately $10,634,000.

At December 31, 2023, the Company had $106,446,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida ($58,288,000) and Kentucky ($48,158,000). The pre-2018 state net operating loss carryforwards totaling approximately $99,679,000 expire in various amounts from 2026 to 2037. State net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward. The indefinite lived state net operating loss carryforwards as of December 31, 2023 are approximately $6,767,000.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following is a reconciliation of income tax (benefit) expense to that computed by applying the federal statutory rate to income (loss) before income taxes (in thousands):

	Year ended December 31,
	2023	2022
Federal tax expense at the statutory rate	$(196)	$(325)
Current year permanent differences	35	167
State income taxes, net of federal tax impact	(72)	(102)
Effect of tax rates of foreign subsidiary	235	282
Return to provision	(35)	(132)
Change in valuation allowance	469	876
Research & experimental tax credit expiration	227	182
Income tax expense (benefit), net	$663	$948

The gross deferred tax asset for the Company’s Mexican subsidiary was $2,657,000 and $2,367,000 as of December 31, 2023 and 2022, respectively.

Deferred income tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2023	2022
Deferred tax assets:
Compensation and benefit accruals	$525	$423
Inventory valuation	848	889
Federal and state net operating loss carryforwards	34,980	35,265
Deferred revenue	848	84
Interest limitation carryover	586	456
Defined benefit pension plan	305	449
Lease liabilities	673	865
Foreign deferred revenue and other provisions	2,657	2,367
Capitalized research and experimental costs	201	99
Other	381	599
Total	42,004	41,496
Domestic valuation allowance	(38,222)	(38,028)
Total deferred tax assets	3,782	3,468

Deferred tax liabilities:
Prepaid and other assets	(589)	(396)
Right-of-use assets, net	(536)	(705)
Total deferred tax liabilities	(1,125)	(1,101)
Net deferred tax asset	$2,657	$2,367

The ASC Income Tax Topic 740 includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financials. Specifically, the guidance prescribes a two-step process, which is the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits as of December 31, 2023 and 2022 was $200,000. There were no changes to the unrecognized tax benefit balance during the years ended December 31, 2023 and 2022.

If the Company’s positions are sustained by the taxing authority, the entire balance at December 31, 2023 would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023 and 2022, the Company does not have an accrual for the payment of tax-related interest and penalties.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2020 through 2022, for which the statute has yet to expire. During the first quarter of 2023, the Company’s wholly-owned subsidiary in Mexico received a formal tax assessment notice from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) pertaining to revenue variances and disallowed deductions related to an audit by the SAT of the 2016 tax year. The tax liability for the variances approximates $1,150,000, which includes annual adjustments for inflation, interest and penalties. The Company believes the variances can be substantially eliminated and has filed an administrative appeal with the SAT and will further pursue all available legal actions in response to this assessment. No amounts have been accrued, as the Company does not believe a loss is probable. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

(19)	Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. All potential common shares were excluded from diluted earnings per share for the year ended December 31, 2023 and 2022 because the effect of inclusion would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) income per common share is as follows (in thousands):

	Year ended December 31,
	2023	2022
Loss attributable to stockholders:
Net loss as reported	$(1,596)	$(2,494)
Less distributed and undistributed earnings allocable to restricted award holders	0	0
Net loss allocable to common stockholders	$(1,596)	$(2,494)

Loss per common share attributable to stockholders:
Basic	$(0.07)	$(0.11)
Diluted	$(0.07)	$(0.11)

Weighted average shares outstanding – basic	21,876	21,729
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	21,876	21,729

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(20)	Segment Information

The Company is organized into two business segments, Sypris Technologies and Sypris Electronics. The segments are each managed separately because of the distinctions between the products, markets, customers, technologies, and workforce skills of the segments. Sypris Technologies generates revenue primarily from the sale of forged, machined, welded and heat-treated steel components primarily for the heavy commercial vehicle and high-pressure energy pipeline applications. Sypris Electronics provides circuit card and box build manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work to customers in the market for aerospace and defense, communications and space electronics. There was no intersegment net revenue recognized for any year presented.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Year ended December 31,
	2023	2022
Net revenue from unaffiliated customers:
Sypris Technologies	$77,920	$69,259
Sypris Electronics	58,303	40,862
Total net revenue	$136,223	$110,121

Gross profit:
Sypris Technologies	$9,208	$8,550
Sypris Electronics	8,040	6,303
Total gross profit	$17,248	$14,853

Operating income (loss):
Sypris Technologies	$3,327	$3,191
Sypris Electronics	3,463	2,721
General, corporate and other	(5,821)	(5,548)
Total operating income	$969	$364

Interest expense, net:
Sypris Technologies	$245	$382
Sypris Electronics	200	195
General, corporate and other	332	533
Total interest expense	$777	$1,110

Other expense (income), net:
Sypris Technologies	$1,145	$520
Sypris Electronics	(14)	(4)
General, corporate and other	(6)	284
Total other expense, net	$1,125	$800

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year ended December 31,
	2023	2022
Income (loss) before income taxes:
Sypris Technologies	$1,936	$2,290
Sypris Electronics	3,277	2,529
General, corporate and other	(6,146)	(6,365)
Total income (loss) before income taxes	$(933)	$(1,546)

Depreciation and amortization:
Sypris Technologies	$2,280	$2,173
Sypris Electronics	803	739
General, corporate and other	176	176
Total depreciation and amortization	$3,259	$3,088

Capital expenditures:
Sypris Technologies	$1,451	$2,714
Sypris Electronics	688	327
General, corporate and other	0	0
Total capital expenditures	$2,139	$3,041

	December 31,
	2023	2022
Total assets:
Sypris Technologies	$41,143	$36,875
Sypris Electronics	84,576	47,522
General, corporate and other	3,623	19,747
Total assets	$129,342	$104,144

Total liabilities:
Sypris Technologies	$21,309	$19,492
Sypris Electronics	77,272	56,073
General, corporate and other	8,294	9,004
Total liabilities	$106,875	$84,569

The Company’s export sales from the U.S. totaled $3,538,000 and $3,548,000 in 2023 and 2022, respectively. Approximately $56,819,000 and $51,228,000 of net revenue in 2023 and 2022, respectively, and $10,135,000 and $9,504,000 of long lived assets at December 31, 2023 and 2022, respectively, and net assets of $21,398,000 and $16,866,000 at December 31, 2023 and 2022, respectively, relate to the Company’s international operations.

(21)	Subsequent Event

On February 7, 2024, the Company received the proceeds of $2,500,000 from GFCM and further amended the Note to increase the amount due on April 1, 2027 by $2,500,000 to $5,000,000. The amendment increases the aggregate amount previously loaned by GFCM to the Company from $6,500,000 to $9,000,000. All other terms of the previously amended Note remain in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2023. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we concluded that as of December 31, 2023, Sypris’ internal control over financial reporting is effective based on these criteria.

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

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2023 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2023,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10‑K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	1,824,250	(1)	$1.41	2,376,021	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	1,824,250		$1.41	2,376,021

(1)	Consists of (a) 479,000 outstanding options under the 2015 Omnibus Plan, which plan expired on May 5, 2020 and (b) 1,345,250 outstanding options under the 2020 Omnibus Plan.

(2)	Shares remaining available for issuance under the 2020 Omnibus Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Number	Exhibit Description

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

10.1.7

Amendment to Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Data Systems, Inc., Sypris Technologies Marion, LLC, Sypris Technologies Kenton, Inc., Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of December 29, 2021 (incorporated by reference to Exhibit 10.1.7 to the Company’s Form 10-K filed on March 17, 2022 (Commission File No. 000-24020)).

10.1.8

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

10.1.9

Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Technologies Marion, LLC, Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of, dated February 7, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 13, 2024 (Commission File No. 000-24020)).

10.1.10

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

10.2

Promissory Note between BMO Harris Bank N.A. and Sypris Solutions, Inc., dated as of April 30, 2020, executed by Sypris Solutions, Inc. on May 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 6, 2020 (Commission File No. 000-24020)).

10.3

Lease agreement between Promotora y Desarrolladora Pulso Inmobiliario, S.C. and Sypris Technologies Mexico, S. de R.L. de C.V dated January 29, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 18, 2016 (Commission File No. 000-24020)).

10.4

Lease between Sypris Electronics, LLC and University Business Center I, LLC dated May 3, 2016 regarding 10421 University Center Drive, Tampa, FL property (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 17, 2016 (Commission File No. 000-24020)).

10.5*

Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995 Amended and Restated on March 9, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 18, 2021 (Commission File No. 000-24020)).

Exhibit Number	Description

10.6*

2015 Sypris Omnibus Plan effective as of May 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2015 (Commission File No. 333-204299)).

10.7*	The 2020 Sypris Omnibus Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on April 3, 2020 (Commission File No. 000-24020)).

10.8*	Form of Five Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 30, 2016 (Commission File No. 000-24020)).

10.9*	Form of Five-Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 13, 2020 (Commission File No. 000-24020)).

10.10*

Form of Executive Long-Term Incentive Award Agreement for Grants of Non-Qualified Stock Options to Executive Officers (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 16, 2016 (Commission File No. 000-24020)).

10.11*

Form of Executive Long-Term Incentive Award Agreement for Grants of Non-Qualified Stock Options to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 13, 2020 (Commission File No. 000-24020)).

10.12*	Form of Five Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2018 (Commission File No. 000-24020)).

10.13*	Form of Five Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 12, 2021 (Commission File No. 000-24020)).

10.14*

Form of Executive Long-Term Incentive Award Agreement for Grants of Restricted Stock to Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 12, 2021 (Commission File No. 000-24020)).

10.15*

Form of Special Retirement Award Agreement for Grants of Non-Qualified Stock Options (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 12, 2021 (Commission File No. 000-24020)).

10.16*	Form of Six-Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 17, 2022 (Commission File No. 000-24020)).

10.17*

Form of 2023 Performance Vesting Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 16, 2023 (Commission File No. 000-24020)).

21	Subsidiaries of the Company

23	Consent of Crowe LLP

31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

97.1	Sypris Solutions, Inc. Incentive Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

Item 16.	Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2024.

SYPRIS SOLUTIONS, INC.
(Registrant)

/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2024:

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
Robert Sroka