Form 10-Q
period 2024-03-31
SYPRIS SOLUTIONS INC
filed 2024-05-15
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2024

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

As of May 5, 2024, the Registrant had 22,774,128 shares of common stock outstanding.

Part I.         Financial Information

Item 1.         Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023

Net revenue	$35,553	$32,292
Cost of sales	32,669	28,131
Gross profit	2,884	4,161
Selling, general and administrative	4,258	3,745
Operating (loss) income	(1,374)	416
Interest expense, net	318	226
Other expense, net	341	71
(Loss) income before taxes	(2,033)	119
Income tax expense, net	188	294
Net loss	$(2,221)	$(175)

(Loss) earnings per share:
Basic	$(0.10)	$(0.01)
Diluted	$(0.10)	$(0.01)

Weighted average shares outstanding:
Basic	21,965	21,796
Diluted	21,965	21,796

Dividends declared per common share	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(Unaudited)

	Three Months Ended
	March, 2024	April 2, 2023

Net loss	$(2,221)	$(175)

Other comprehensive income:
Foreign currency translation adjustments, net of tax	405	1,373

Comprehensive (loss) income	$(1,816)	$1,198

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,096	$7,881
Accounts receivable, net	13,093	8,929
Inventory, net	70,890	77,314
Other current assets	10,777	9,743
Total current assets	102,856	103,867

Property, plant and equipment, net	16,706	17,133
Operating lease right-of-use assets	4,617	3,309
Other assets	4,866	5,033
Total assets	$129,045	$129,342
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,530	$26,737
Accrued liabilities	56,314	56,232
Operating lease liabilities, current portion	1,122	1,068
Finance lease obligations, current portion	1,404	1,327
Equipment financing obligations, current portion	591	618
Working capital line of credit	500	500
Note payable – related party, current portion	2,000	0
Total current liabilities	88,461	86,482

Operating lease liabilities, net of current portion	3,868	2,642
Finance lease obligations, net of current portion	1,647	1,852
Equipment financing obligations, net of current portion	1,197	1,333
Note payable – related party, net of current portion	6,980	6,484
Other liabilities	6,043	8,082
Total liabilities	108,196	106,875

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 22,475,484 shares issued and 22,430,092 outstanding in 2024 and 22,465,485 shares issued and 22,459,649 outstanding in 2023	225	224
Additional paid-in capital	156,439	156,242
Accumulated deficit	(119,153)	(116,932)
Accumulated other comprehensive loss	(16,662)	(17,067)
Treasury stock, 45,392 shares in 2024 and 5,835 in 2023	0	0
Total stockholders’ equity	20,849	22,467
Total liabilities and stockholders’ equity	$129,045	$129,342

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023

Cash flows from operating activities:
Net loss	$(2,221)	$(175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	845	774
Deferred income taxes	39	(136)
Non-cash compensation expense	197	263
Deferred loan costs recognized	2	2
Provision for excess and obsolete inventory	73	(87)
Non-cash lease expense	293	179
Other noncash items	69	33
Contributions to pension plans	0	(10)
Changes in operating assets and liabilities:
Accounts receivable	(4,326)	(2,691)
Inventory	6,405	(9,942)
Prepaid expenses and other assets	(866)	154
Accounts payable	(208)	3,118
Accrued and other liabilities	(2,011)	7,277

Net cash used in operating activities	(1,709)	(1,241)

Cash flows from investing activities:
Capital expenditures, net	(316)	(708)

Net cash used in investing activities	(316)	(708)

Cash flows from financing activities:
Proceeds from debt facilities	198	210
Proceeds from note payable – related party	2,500	0
Principal payments on finance lease obligations	(324)	(271)
Principal payments on equipment financing obligations	(164)	(95)
Indirect repurchase of shares of minimum statutory tax withholdings	0	(48)

Net cash provided by (used in) financing activities	2,210	(204)

Effect of exchange rate changes on cash balances	30	(14)

Net increase (decrease) in cash and cash equivalents	215	(2,167)
Cash and cash equivalents at beginning of period	7,881	21,648
Cash and cash equivalents at end of period	$8,096	$19,481

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Fixed assets acquired with equipment financing loan	$0	$792

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2023 balance	22,175,645	$221	$155,535	$(115,336)	$(20,845)	$0

Net loss	0	0	0	(175)	0	0
Foreign currency translation adjustment	0	0	0	0	1,373	0
Issuance of restricted common stock	160,000	2	(2)	0	0	0
Exercise of stock options	45,198	1	(48)	0	0	0
Noncash compensation	15,000	0	263	0	0	0

April 2, 2023 balance	22,395,843	$224	$155,748	$(115,511)	$(19,472)	$0

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2024 balance	22,459,649	$224	$156,242	$(116,932)	$(17,067)	$0

Net loss	0	0	0	(2,221)	0	0
Foreign currency translation adjustment	0	0	0	0	405	0
Issuance of restricted common stock	10,000	0	0	0	0	0
Exercise of stock options	25,443	1	1	0	0	0
Noncash compensation	15,000	0	197	0	0	0
Treasury stock	(80,000)	0	(1)	0	0	0

March 31, 2024 balance	22,430,092	$225	$156,439	$(119,153)	$(16,662)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2023 consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The Company’s operations are domiciled in the United States (U.S.) and Mexico, and we serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated.

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2023 as presented in the Company’s Annual Report on Form 10-K.

(3)	Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending December 31, 2024 and subsequent interim periods. We are currently assessing the impact of this guidance on our disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures.” This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. This amendment is effective for our fiscal year ending December 31, 2025. We are currently assessing the impact of this guidance on our disclosures.

No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our Consolidated Financial Statements.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of March 31, 2024, total right-of-use assets and operating lease liabilities were approximately $4,617,000 and $4,990,000, respectively. As of December 31, 2023, total right-of-use assets and operating lease liabilities were approximately $3,309,000 and $3,710,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three months ended March 31, 2024 and April 2, 2023.

The following table presents information related to lease expense for the three months ended March 31, 2024 and April 2, 2023 (in thousands):

	Three Months Ended
	March 31, 2024	April 2, 2023
	(Unaudited)
Finance lease expense:
Amortization expense	$207	$177
Interest expense	67	76
Operating lease expense	351	351
Variable lease expense	89	85
Total lease expense	$714	$689

The following table presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended
	March 31, 2024	April 2, 2023
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$447	$444
Operating cash flows from finance leases	67	76
Financing cash flows from finance leases	324	271

The annual future minimum lease payments as of March 31, 2024 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,499	$1,588
12 to 24 months	1,148	1,480
24 to 36 months	1,095	252
36 to 48 months	904	60
48 to 60 months	279	2
Thereafter	1,182	0
Total lease payments	6,107	3,382
Less imputed interest	(1,117)	(331)
Total	$4,990	$3,051

The following table presents certain information related to lease terms and discount rates for leases as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	5.6	3.6
Finance leases	2.1	2.2
Weighted-average discount rate (percentage):
Operating leases	8.4	8.0
Finance leases	8.8	8.8

(5)	Revenue from Contracts with Customers

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

Some of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $90,921,000 of remaining performance obligations as of March 31, 2024, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 80% of our remaining performance obligations as revenue in 2024 and the balance in 2025.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2024 and April 2, 2023 (in thousands):

	March 31,	April 2,
	2024	2023
	(Unaudited)
Sypris Technologies – transferred point in time	$18,350	$19,500
Sypris Electronics – transferred point in time	3,782	4,489
Sypris Electronics – transferred over time	13,421	8,303
Net revenue	$35,553	$32,292

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of March 31, 2024 and December 31, 2023 were $5,529,000 and $4,638,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of March 31, 2024, the contract liabilities balance was $51,732,000, of which $50,069,000 was included within accrued liabilities and $1,663,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2023, the contract liabilities balance was $53,537,000, of which $49,738,000 was included within accrued liabilities and $3,799,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from the amortization of contract liabilities of $7,403,000 and $3,812,000 during the three months ended March 31, 2024 and April 2, 2023, respectively.

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

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended March 31, 2024 and April 2, 2023, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended
	March 31,	April 2,
	2024	2023
	(Unaudited)
Loss attributable to stockholders:
Net loss as reported	$(2,221)	$(175)
Less distributed and undistributed earnings allocable to restricted awarded holders	0	0
Net loss allocable to common stockholders	$(2,221)	$(175)
Loss per common share attributable to stockholders:
Basic	$(0.10)	$(0.01)
Diluted	$(0.10)	$(0.01)

Weighted average shares outstanding – basic	21,965	21,796
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	21,965	21,796

(7)	Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
	(Unaudited)
Raw materials	$63,208	$67,962
Work in process	8,183	9,027
Finished goods	1,220	1,974
Reserve for excess and obsolete inventory	(1,721)	(1,649)
Total	$70,890	$77,314

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
	(Unaudited)
Land and land improvements	$43	$43
Buildings and building improvements	8,568	8,507
Machinery, equipment, furniture and fixtures	75,579	74,588
Construction in progress	617	863
	84,807	84,001
Accumulated depreciation	(68,101)	(66,868)
	$16,706	$17,133

(9)	Debt

Long-term obligations consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
	(Unaudited)
Current:
Finance lease obligation, current portion	$1,404	$1,327
Equipment financing obligations, current portion	591	618
Note payable – related party, current portion	2,000	0
Working capital line of credit	500	500
Current portion of long-term debt and finance lease obligations	$4,495	$2,445

Long Term:
Finance lease obligation	$1,647	$1,852
Equipment financing obligations	1,197	1,333
Note payable – related party	7,000	6,500
Less unamortized debt issuance and modification costs	(20)	(16)
Long-term debt and finance lease obligations, net of unamortized debt costs	$9,824	$9,669

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $9,000,000 in principal as of March 31, 2024 and $6,500,000 as of December 31, 2023 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of March 31, 2024, our principal commitment under the Note was $2,000,000 due on April 1, 2025, $2,000,000 on April 1, 2026 and the balance of $5,000,000 due on April 1, 2027. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly, which was 9.56% as of March 31, 2024. The Note allows for a deferral of payment for up to 60% of the interest due on the Note to April 1, 2025.

During the first quarter of 2024, the Company amended the Note to increase the principal amount due on April 1, 2027 by $2,500,000. The amendment increased the aggregate amount previously loaned by GFCM to the Company from $6,500,000 to $9,000,000. This additional amount loaned to the Company in the first quarter of 2024 was approved by the Audit Committee and provided the Company necessary liquidity.

Obligations under the Note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Finance Lease Obligations

As of March 31, 2024, the Company had $3,051,000 outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2028 and a weighted average interest rate of 8.8%.

Equipment Financing Obligations

As of March 31, 2024, the Company had $1,788,000 outstanding under equipment financing facilities, with a weighted average interest rate of 6.8% and payments due through 2028. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$695
12 to 24 months	521
24 to 36 months	432
36 to 48 months	330
48 to 60 months	36
Thereafter	0
Total payments	2,014
Less imputed interest	(226)
Total equipment financing obligations	$1,788

(10)	Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	March 31,	April 2,
	2024	2023
	(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$18,350	$19,500
Sypris Electronics	17,203	12,792
Total net revenue	$35,553	$32,292

	Three Months Ended
	March 31,	April 2,
	2024	2023
	(Unaudited)
Gross profit:
Sypris Technologies	$2,051	$2,639
Sypris Electronics	833	1,522
Total gross profit	$2,884	$4,161

Operating income (loss):
Sypris Technologies	$506	$1,161
Sypris Electronics	(563)	562
General, corporate and other	(1,317)	(1,307)
Total operating (loss) income	$(1,374)	$416

Income (loss) before taxes:
Sypris Technologies	$150	$1,023
Sypris Electronics	(628)	532
General, corporate and other	(1,555)	(1,436)
Total (loss) income before taxes	$(2,033)	$119

	March 31,	December 31,
	2024	2023
	(Unaudited)
Total assets:
Sypris Technologies	$39,518	$41,143
Sypris Electronics	82,112	84,576
General, corporate and other	7,415	3,623
Total assets	$129,045	$129,342

Total liabilities:
Sypris Technologies	$21,035	$21,309
Sypris Electronics	74,794	77,272
General, corporate and other	12,367	8,294
Total liabilities	$108,196	$106,875

(11)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of March 31, 2024 and December 31, 2023 was $831,000 and $805,000, respectively. The Company’s warranty expense for the three months ended March 31, 2024 and April 2, 2023 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and is under development by the purchaser. As of March 31, 2024 and December 31, 2023, no amounts were accrued for any environmental matters.

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

On February 17, 2017, several employees (“Lucas Plaintiffs”) of KapStone Charleston Kraft, LLC filed a lawsuit in South Carolina alleging that they had been seriously burned when they opened a hinged closure and a hot tar-like material spilled out. Among other claims, the Lucas Plaintiffs allege that Sypris Technologies designed and manufactured the closure, that the closure was defective and that those defects had caused or contributed to their injuries. Sypris Technologies’ motion to dismiss for lack of jurisdiction was denied on February 28, 2020. On November 21, 2022, the Company received a demand for settlement presented by the Lucas Plaintiffs, which was rejected. On January 12, 2024, a hearing took place for oral arguments in support of Sypris Technologies’ motion for summary judgement previously filed in September 2023. The trial had been set for May 20, 2024, and a mediation of the parties was required to take place prior to the trial under South Carolina law. The Company entered into a settlement agreement on April 18, 2024 with the Lucas Plaintiffs at the pre-trial mediation. The settlement payment is being funded entirely by insurance, and the Company does not expect to pay any amount under the terms of the settlement agreement. Additionally, the Company’s general liability insurer has accepted the defense costs.

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to purchase inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $41,284,000 as of March 31, 2024, of which $28,389,000 is for purchases to be made in 2024, $12,469,000 in 2025 and the balance in 2026.

(12)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 21% in 2024 and 2023 and for its foreign operations at a statutory rate of 30% in 2024 and 2023. Reconciling items between the federal statutory rate and the effective tax rate also include state income taxes, valuation allowances and certain other permanent differences. Additionally, a deferred tax adjustment was recorded in 2024 related to the fixed asset valuation utilized by the Company’s foreign operation which increased the effective tax rate.

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

(13)	Employee Benefit Plans

The following table details the components of pension (income) expense (in thousands):

	Three Months Ended
	March 31,	April 2,
	2024	2023
	(Unaudited)
Service cost	$0	$1
Interest cost on projected benefit obligation	309	210
Net amortizations of actuarial loss	132	140
Expected return on plan assets	(177)	(204)
Net periodic benefit cost	$264	$147

The net periodic benefit cost of the defined benefit pension plans incurred during the three-month periods ended March 31, 2024 and April 2, 2023 are reflected in the following captions in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,	April 2,
	2024	2023
	(Unaudited)
Service cost:
Selling, general and administrative expenses	$0	$1
Other net periodic benefit costs:
Other expense, net	264	146
Total	$264	$147

(14)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
	(Unaudited)
Foreign currency translation adjustments	$(7,464)	$(7,869)
Employee benefit related adjustments – U.S., net of tax	(9,281)	(9,281)
Employee benefit related adjustments – Mexico, net of tax	83	83
Accumulated other comprehensive loss	$(16,662)	$(17,067)

(15)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at March 31, 2024 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

Sypris Technologies Outlook

Conditions have remained relatively stable for the North American Class 4-8 commercial vehicle market in addition to the automotive, sport utility vehicle and off-highway markets also served by Sypris Technologies. During 2023, production of Class 8 trucks in North America increased 8% over 2022. The outlook for 2024 is for a 10% reduction in Class 8 production, with a significant decrease starting in the second quarter of 2024. We believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as the demand cycles for our products in these markets differs from than the Class 8 commercial vehicle market, thereby reducing volatility in our revenue profile.

The oil and gas markets served by our Tube Turns® brand of engineered products continues to be shaped largely by geopolitical factors, macroeconomic variables such as high interest rates and rising material costs, evolving policies and regulations and the emergence of new technologies. Sales in this market are dependent on, among other things, the level of worldwide oil and natural gas demand, the price of crude oil and natural gas and capital spending by exploration and production companies and drilling contractors. As production activity increased in 2023, particularly in liquefied natural gas shipments to Europe, customer demand in this market increased and is anticipated to increase further in 2024. However, the escalating conflict in the Middle East, the war between Russia and Ukraine and recessionary fears have also led to disruption, instability and volatility in global markets and industries that could negatively impact our operations.

We will continue to pursue new business in a wide variety of markets from light automotive to new pressure vessel and pipeline applications to achieve a more balanced portfolio across our customers, markets and products.

Sypris Electronics Outlook

Supply chain challenges and delays continued to impact business in the prior year. The majority of the government aerospace and defense programs that we support require certain specific components that are sole-sourced to specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products. We have partnered with our customers to qualify alternative components or suppliers and will continue to focus on our supply chain to attempt to mitigate the impact of component supply shortages on our business. Electronic component shortages may continue to be a challenge during 2024. We may not be successful in addressing these shortages and other supply chain issues.

During 2023, we announced new program awards and releases for Sypris Electronics, with certain programs continuing into 2025. In addition to contract awards from Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts for manufacturing services to the communication and navigation markets, which require our advanced capabilities for delivering products for complex, high cost of failure platforms.

On March 22, 2024, President Biden signed the second Fiscal Year (FY) 2024 Consolidated Appropriations package into law, which includes the DoD. This legislation reflects the Fiscal Responsibility Act (FRA) spending limit of $886 billion for national defense, of which $842 billion was for the DoD base budget.

The President’s FY 2025 budget request was submitted to Congress on March 11, 2024, initiating the FY 2025 defense authorization and appropriations legislative process. The request included $895 billion for national defense, of which $850 billion is for the DoD base budget, in keeping with the limit established by the FRA. While compression on overall requirements driven by the FRA limit is evident, the Office of the Secretary of Defense has stated the FY 2025 budget proposal meets their objectives of keeping National Defense Strategy priorities on track.

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

See also the discussion of Congressional budgetary constraints or reallocations risks within “Item 1A, Risk Factors” included in our 2023 Form 10-K.

Results of Operations

The table below compares our segment and consolidated results for the first quarter of 2024 to the first quarter of 2023. It presents the results for each period, the change in those results from 2023 to 2024 in both dollars and as a percentage, as well as the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended March 31, 2024 Compared to Three Months Ended April 2, 2023

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	March 31,	April 2,	Favorable	Favorable	March 31,	April 2,
	2024	2023	(Unfavorable)	(Unfavorable)	2024	2023

	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$18,350	$19,500	$(1,150)	(5.9)%	51.6%	60.4%
Sypris Electronics	17,203	12,792	4,411	34.5	48.4	39.6
Total	35,553	32,292	3,261	10.1	100.0	100.0

Cost of sales:
Sypris Technologies	16,299	16,861	562	3.3	88.8	86.5
Sypris Electronics	16,370	11,270	(5,100)	(45.3)	95.2	88.1
Total	32,669	28,131	(4,538)	(16.1)	91.9	87.1

Gross profit:
Sypris Technologies	2,051	2,639	(588)	(22.3)	11.2	13.5
Sypris Electronics	833	1,522	(689)	(45.3)	4.8	11.9
Total	2,884	4,161	(1,277)	(30.7)	8.1	12.9

Selling, general and administrative	4,258	3,745	(513)	(13.7)	12.0	11.6
Operating (loss) income	(1,374)	416	(1,790)	NM	(3.9)	1.3

Interest expense, net	318	226	(92)	(40.7)	0.9	0.7
Other expense, net	341	71	(270)	(380.3)	1.0	0.2

(Loss) income before taxes	(2,033)	119	(2,152)	NM	(5.7)	0.4
Income tax expense, net	188	294	106	36.1	0.5	0.9

Net loss	$(2,221)	$(175)	$(2,046)	(1,169.1)%	(6.2)%	(0.5)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies decreased 5.9%, or $1.2 million, for the first quarter of 2024 compared to the first quarter of 2023. The net revenue decrease for the quarter was primarily attributable to decreased sales volumes of $0.7 million in energy product sales and $0.5 million attributable to the commercial vehicle market.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $4.4 million to $17.2 million in the first quarter of 2024 compared to $12.8 million in the first quarter of 2023. The net revenue increase for the period was primarily attributable to the ramping of production during the period for two follow-on programs.

Gross Profit. Sypris Technologies’ gross profit decreased $0.6 million to $2.0 million in the first quarter of 2024 as compared to $2.6 million in the first quarter of 2023. Gross profit was negatively impacted in the first quarter of 2024 by lower volumes, an unfavorable mix for our energy product sales and higher material prices. Additionally, the first quarter of 2024 was negatively impacted by foreign exchange rates for our Mexican subsidiary, resulting in a decrease in gross profit of $0.4 million. Gross margin for the first quarter of 2024 was 11.2% as compared to 13.5% in the first quarter of 2023.

Sypris Electronics’ gross profit decreased $0.7 million to $0.8 million in the first quarter of 2024 as compared to $1.5 million for the first quarter of 2023. The decrease in gross profit was primarily a result of an unfavorable mix of programs and a high amount of scrap incurred on two programs that ramped during the quarter. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the balance of 2024. Gross margin for the first quarter of 2024 was 4.8% as compared to 11.9% in the first quarter of 2023.

Selling, General and Administrative. Selling, general and administrative expense increased $0.5 million to $4.3 million in the first quarter of 2024 as compared to $3.7 million for the same period in 2023 primarily as a result of higher consulting costs and additional headcount for our Sypris Electronics segment in support of an anticipated increase in sales. Selling, general and administrative expense increased as a percentage of revenue to 12.0% for the first quarter of 2023 from 11.6% in the prior year comparable period.

Income Taxes. The Company’s income tax expense for the three months ended March 31, 2024 and April 2, 2023 consists primarily of currently payable state and local income taxes on domestic operations and foreign income taxes of its Mexican subsidiary.

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

Liquidity and Capital Resources

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of March 31, 2024, as well as a net loss and negative cash flow from operating activities for the quarter ended March 31, 2024 and the year ended December 31, 2023. A portion of the negative cash flow for the year ended December 31, 2023, was driven by a significant investment in inventory by our Sypris Electronics segment and a delay in timing of certain programs within this segment. The Company’s net inventory increased from $42.1 million to $77.3 million as of December 31, 2022 and 2023, respectively, primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash during the year ended December 31, 2023. As a result, the Company experienced a liquidity shortfall in the fourth quarter of 2023 and the first quarter of 2024. The shipment delays also contributed to an increase in trade payable balances with certain suppliers. The Company has entered into negotiations with these suppliers to amend payment and other terms. The Company received the benefit of additional loans of $5.0 million from Gill Family Capital Management, Inc. (“GFCM”) to help the Company manage its liquidity during those periods. This additional $5.0 million loaned to the Company by GFCM in the fourth quarter of 2023 and the first quarter of 2024 was approved by the Audit Committee and provided the Company necessary liquidity.

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

Cash Balance. As of March 31, 2024, we had approximately $8.1 million of cash and cash equivalents, of which $3.0 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as capital expenditures, for at least the next twelve months. Significant changes from our current forecasts, including, but not limited to: (i) meaningful shortfalls in our projected revenues, (ii) unexpected costs or expenses, and/or (iii) operating difficulties which cause unexpected delays in scheduled shipments, could require us to seek additional funding or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. Additional financing may not be available to us.

Material Cash Requirements

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $9.0 million in principal as of March 31, 2024 and $6.5 million as of December 31, 2023 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

As of March 31, 2024, our principal commitment under the Note was $2.0 million due on April 1, 2025, $2.0 million on April 1, 2026 and the balance of $5.0 million due on April 1, 2027. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The Note allows for a deferral of payment for up to 60% of the interest due on the Note to April 1, 2025.

During the first quarter of 2024, the Company amended the Note to increase the principal amount due on April 1, 2027 by $2.5 million. The amendment increased the aggregate amount previously loaned by GFCM to the Company from $6.5 million to $9.0 million. This additional amount loaned to the Company in the first quarter of 2024 was approved by the Audit Committee and provided the Company necessary liquidity.

Finance Lease Obligations. As of March 31, 2024, the Company had $3.1 million outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2028 and a weighted average interest rate of 8.8%.

Equipment Financing Obligations

As of March 31, 2024, the Company had $1.8 million outstanding under equipment financing facilities, with payments due through 2028, and a weighted average interest rate of 6.8%.

Purchase Commitments. We had purchase commitments totaling approximately $41.3 million at March 31, 2024, primarily for inventory and manufacturing equipment.

Cash Flows

Operating Activities. Net cash used in operating activities was $1.7 million in the first quarter of 2024, as compared to $1.2 million in the same period of 2023. The aggregate increase in accounts receivable in 2024 resulted in a usage of cash of $4.3 million primarily as a result of an increase in revenue for Sypris Electronics over the prior year comparable period and the timing of receipts for Sypris Technologies.  The decrease in inventory in 2024 resulted in a source of cash of $6.4 million.  The decrease in inventory was primarily as a result of the ramp up of shipments within Sypris Electronics.  A significant portion of the inventory had been purchased in previous periods and was funded through prepayments from customers, which was recorded as contract liabilities.  As shipments have increased with Sypris Electronics during the period, these contract liabilities have also decreased, which is the primary component of the $2.0 million change in accrued and other liabilities during the first quarter of 2024.  Prepaid expenses and other assets increased during the period, resulting in a use of cash of $0.9 million, primarily as a result of an increase in contract assets and an increase in VAT refundable.

Investing Activities. Net cash used in investing activities was comprised of capital expenditures of $0.3 million for the first quarter of 2024 as compared to $0.7 million for the first quarter of 2023.

Financing Activities. Net cash provided by financing activities was $2.2 million for the first quarter of 2024 and was comprised of proceeds from the Note of $2.5 million and proceeds from an equipment financing obligation of $0.2 million, partially offset by capital lease and equipment financing obligation payments of $0.5 million. Net cash used in financing activities was $0.2 million for the first quarter of 2023 and was comprised of capital lease and equipment financing obligation payments of $0.4 million offset by proceeds from an equipment financing obligation of $0.2 million.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2024.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; our failure to achieve profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; risks of foreign operations, including foreign currency exchange rate risk exposure, which could impact our operating results; volatility of our customers’ forecasts and our contractual obligations to meet current scheduling demands and production levels, which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation; dependence on, retention or recruitment of key employees and highly skilled personnel and distribution of our human capital; the cost and availability of full-time accounting personnel with technical accounting knowledge to execute, review and approve all aspects of the financial statement close and reporting process; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; the termination or non-renewal of existing contracts by customers; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; significant delays or reductions due to a prolonged continuing resolution or U.S. government shutdown reducing the spending on products and services that Sypris Electronics provides; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; the costs and supply of insurance on acceptable terms and with adequate coverage; the costs of compliance with our auditing, regulatory or contractual obligations; pension valuation, health care or other benefit costs; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; our failure to successfully win new business or develop new or improved products or new markets for our products; war, geopolitical conflict, terrorism, or political uncertainty, or disruptions resulting from the Russia-Ukraine war or the Israel and Gaza conflict, including arising out of international sanctions, foreign currency fluctuations and other economic impacts; our reliance on a few key customers, third party vendors and sub-suppliers; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability, warranty or environmental claims; failure to adequately insure or to identify product liability, environmental or other insurable risks; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; labor relations; strikes; union negotiations; costs associated with environmental claims relating to properties previously owned; our inability to patent or otherwise protect our inventions or other intellectual property rights from potential competitors or fully exploit such rights which could materially affect our ability to compete in our chosen markets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; cyber security threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risks related to owning our common stock, including increased volatility; possible public policy response to a public health emergency, including U. S or foreign government legislation or restrictions that may impact our operations or supply chain; or unknown risks and uncertainties. and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit
Number	Description

10.1	Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995 Amended and Restated on March 27, 2024.

10.2	Form of Directors Compensation Two Year Restricted Stock Award Agreement.

10.3

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	May 15, 2024	By:	/s/ Richard L. Davis
(Richard L. Davis)
Vice President & Chief Financial Officer

Date:	May 15, 2024	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)