Form 10-Q
period 2024-06-30
SYPRIS SOLUTIONS INC
filed 2024-08-13
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the Registrant had 22,973,863 shares of common stock outstanding.

Part I.         Financial Information

Item 1.         Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Net revenue	$35,521	$35,615	$71,074	$67,907
Cost of sales	29,880	30,945	62,549	59,076
Gross profit	5,641	4,670	8,525	8,831
Selling, general and administrative	4,368	3,704	8,626	7,449
Operating income (expense)	1,273	966	(101)	1,382
Interest expense, net	604	178	922	404
Other expense, net	194	513	535	584
Income (loss) before taxes	475	275	(1,558)	394
Income tax expense	459	62	647	356
Net income (loss)	$16	$213	$(2,205)	$38
Income (loss) per share:
Basic	$0.00	$0.01	$(0.10)	$0.00
Diluted	$0.00	$0.01	$(0.10)	$0.00

Weighted average shares outstanding:
Basic	21,989	21,852	21,973	21,824
Diluted	22,288	22,446	21,973	22,457
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Net income (loss)	$16	$213	$(2,205)	$38
Other comprehensive (loss) income
Foreign currency translation adjustments	(2,086)	1,049	(1,681)	2,422
Comprehensive (loss) income	$(2,070)	$1,262	$(3,886)	$2,460

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,760	$7,881
Accounts receivable, net	11,510	8,929
Inventory, net	64,843	77,314
Other current assets	10,191	9,743
Total current assets	100,304	103,867
Property, plant and equipment, net	15,107	17,133
Operating lease right-of-use assets	4,300	3,309
Other assets	4,534	5,033
Total assets	$124,245	$129,342
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,519	$26,737
Accrued liabilities	50,410	56,232
Operating lease liabilities, current portion	1,133	1,068
Finance lease obligations, current portion	1,447	1,327
Equipment financing obligations, current portion	564	618
Working capital line of credit	500	500
Note payable – related party, current portion	2,000	0
Total current liabilities	78,573	86,482
Operating lease liabilities, net of current portion	3,573	2,642
Finance lease obligations, net of current portion	1,502	1,852
Equipment financing obligations, net of current portion	1,068	1,333
Note payable – related party, net of current portion	6,982	6,484
Other liabilities	13,527	8,082
Total liabilities	105,225	106,875
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 23,067,984 shares issued and 23,024,128 outstanding in 2024 and 22,465,485 shares issued and 22,459,649 outstanding in 2023	230	224
Additional paid-in capital	156,675	156,242
Accumulated deficit	(119,137)	(116,932)
Accumulated other comprehensive loss	(18,748)	(17,067)
Treasury stock, 43,856 in 2024 and 5,835 shares in 2023	0	0
Total stockholders’ equity	19,020	22,467
Total liabilities and stockholders’ equity	$124,245	$129,342

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended
	June 30,	July 2,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,205)	$38
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,676	1,553
Deferred income taxes	39	(121)
Stock-based compensation expense	438	409
Deferred loan costs recognized	4	3
Provision for excess and obsolete inventory	508	(29)
Non-cash lease expense	610	386
Other noncash items	234	(68)
Contributions to pension plans	(108)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(2,743)	(2,747)
Inventory	11,563	(21,267)
Other current assets	(743)	(1,443)
Accounts payable	(4,144)	4,688
Accrued and other liabilities	(674)	22,296
Net cash provided by operating activities	4,455	3,688
Cash flows from investing activities:
Capital expenditures	(508)	(1,526)
Net cash used in investing activities	(508)	(1,526)
Cash flows from financing activities:
Proceeds from equipment financing obligations	430	210
Proceeds from Note payable – related party	2,500	0
Principal payments on finance lease obligations	(659)	(556)
Principal payments on equipment financing obligations	(319)	(234)
Principal payments on Note payable – related party	0	(2,500)
Indirect repurchase of shares for minimum statutory tax withholdings	(1)	(83)
Net cash provided by (used in) financing activities	1,951	(3,163)
Effect of exchange rate changes on cash balances	(19)	(67)
Net decrease in cash and cash equivalents	5,879	(1,068)
Cash and cash equivalents at beginning of period	7,881	21,648
Cash and cash equivalents at end of period	$13,760	$20,580

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Capital expenditures purchased through equipment financing obligations	$0	$882

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

	Three Months Ended June 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

March 31, 2024 balance	22,430,092	$225	$156,439	$(119,153)	$(16,662)	$0
Net income	0	0	0	16	0	0
Foreign currency translation adjustment	0	0	0	0	(2,086)	0
Issuance of restricted common stock	592,500	5	(5)	0	0	0
Exercise of stock options	1,536	0	0	0	0	0
Noncash compensation	0	0	241	0	0	0
June 30, 2024 balance	23,024,128	$230	$156,675	$(119,137)	$(18,748)	$0

	Three Months Ended July 2, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

April 2, 2023 balance	22,395,843	$224	$155,748	$(115,511)	$(19,472)	$0
Net income	0	0	0	213	0	0
Foreign currency translation adjustment	0	0	0	0	1,049	0
Exercise of stock options	36,267	0	(35)	0	0	0
Noncash compensation	15,000	0	146	0	0	0
Treasury stock	(32,500)	0	1	0	0	0
July 2, 2023 balance	22,414,610	$224	$155,860	$(115,298)	$(18,423)	$0

	Six Months Ended June 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2024 balance	22,459,649	$224	$156,242	$(116,932)	$(17,067)	$0
Net loss	0	0	0	(2,205)	0	0
Foreign currency translation adjustment	0	0	0	0	(1,681)	0
Issuance of restricted common stock	602,500	5	(5)	0	0	0
Exercise of stock options	26,979	1	(1)	0	0	0
Noncash compensation	15,000	0	438	0	0	0
Treasury stock	(80,000)	0	1	0	0	0
June 30, 2024 balance	23,024,128	$230	$156,675	$(119,137)	$(18,748)	$0

	Six Months Ended July 2, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2023 balance	22,175,645	$221	$155,535	$(115,336)	$(20,845)	$0
Net income	0	0	0	38	0	0
Foreign currency translation adjustment	0	0	0	0	2,422	0
Issuance of restricted common stock	160,000	2	(2)	0	0	0
Exercise of stock options	81,465	1	(83)	0	0	0
Noncash compensation	30,000	0	409	0	0	0
Treasury stock	(32,500)	0	1	0	0	0
July 2, 2023 balance	22,414,610	$224	$155,860	$(115,298)	$(18,423)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2023 as presented in the Company’s Annual Report on Form 10-K.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of June 30, 2024, total right-of-use assets and operating lease liabilities were approximately $4,300,000 and $4,706,000, respectively. As of December 31, 2023, total right-of-use assets and operating lease liabilities were approximately $3,309,000 and $3,710,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three and six months ended June 30, 2024 and July 2, 2023.

The following table presents information related to lease expense for the three and six months ended June 30, 2024 and July 2, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Finance lease expense:
Amortization expense	$194	$189	$401	$366
Interest expense	62	73	129	149
Operating lease expense	315	351	666	701
Variable lease expense	83	85	172	171
Total lease expense	$654	$698	$1,368	$1,387

The following table presents supplemental cash flow information related to leases (in thousands):

	Six Months Ended
	June 30,	July 2,
	2024	2023
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$850	$885
Operating cash flows from finance leases	129	149
Financing cash flows from finance leases	659	556

The annual future minimum lease payments as of June 30, 2024 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,478	$1,643
12 to 24 months	1,047	1,250
24 to 36 months	1,101	247
36 to 48 months	695	121
48 to 60 months	280	2
Thereafter	1,186	0
Total lease payments	5,787	3,263
Less imputed interest	(1,081)	(314)
Total	$4,706	$2,949

The following table presents certain information related to lease terms and discount rates for leases as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	5.5	3.6
Finance leases	2.0	2.2
Weighted-average discount rate (percentage):
Operating leases	8.4	8.0
Finance leases	8.8	8.8

(5)	Revenue from Contracts with Customers

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

Some of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $94,303,000 of remaining performance obligations as of June 30, 2024, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 46% of our remaining performance obligations as revenue in 2024, 50% in 2025 and the balance in 2026.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2024 and July 2, 2023:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Sypris Technologies – transferred point in time	$17,841	$20,058	$36,191	$39,558
Sypris Electronics – transferred point in time	3,578	4,844	7,360	9,333
Sypris Electronics – transferred over time	14,102	10,713	27,523	19,016
	$35,521	$35,615	$71,074	$67,907

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of June 30, 2024 and December 31, 2023 were $4,149,000 and $4,638,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of June 30, 2024, the contract liabilities balance was $52,849,000, of which $43,360,000, was included within accrued liabilities and $9,489,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2023, the contract liabilities balance was $53,537,000, of which $49,738,000 was included within accrued liabilities and $3,799,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $9,562,000 and $16,718,000 during the three and six months ended June 30, 2024, respectively. The Company recognized revenue from contract liabilities of $5,963,000 and $10,168,000 during the three and six months ended July 2, 2023, respectively.

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

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 1,017,000 potential common shares excluded from diluted earnings per share for the three months ended June 30, 2024. For the six months ended June 30, 2024, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive. There were 663,000 potential common shares excluded from diluted earnings per share for the three and six months ended July 2, 2023.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted income (loss) per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Income (loss) attributable to stockholders:
Net income (loss) income as reported	$16	$213	$(2,205)	$38
Less distributed and undistributed earnings allocable to restricted award holders	0	(5)	0	(1)
Less dividends declared attributable to restricted award holders	0	0	0	0
Net income (loss) allocable to common stockholders	$16	$208	$(2,205)	$37
Income (loss) per common share attributable to stockholders:
Basic	$0.00	$0.01	$(0.10)	$0.00
Diluted	$0.00	$0.01	$(0.10)	$0.00
Weighted average shares outstanding – basic	21,989	21,852	21,973	21,824
Weighted average additional shares assuming conversion of potential common shares	299	594	0	633
Weighted average shares outstanding – diluted	22,288	22,446	21,973	22,457

(7)	Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
	(Unaudited)
Raw materials	$57,592	$67,962
Work in process	7,164	9,027
Finished goods	2,233	1,974
Reserve for excess and obsolete inventory	(2,146)	(1,649)
Total	$64,843	$77,314

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
	(Unaudited)
Land and land improvements	$43	$43
Buildings and building improvements	8,241	8,507
Machinery, equipment, furniture and fixtures	71,950	74,588
Construction in progress	707	863
	80,941	84,001
Accumulated depreciation	(65,834)	(66,868)
	$15,107	$17,133

(9)	Debt

Debt outstanding consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
	(Unaudited)
Current:
Finance lease obligation, current portion	$1,447	$1,327
Equipment financing obligations, current portion	564	618
Working capital line of credit	500	500
Note payable – related party, current portion	2,000	0
Current portion of long-term debt and finance lease obligations	$4,511	$2,445
Long Term:
Finance lease obligation	$1,502	$1,852
Equipment financing obligations	1,068	1,333
Note payable – related party	7,000	6,500
Less unamortized debt issuance and modification costs	(18)	(16)
Long-term debt and finance lease obligations net of unamortized debt costs	$9,552	$9,669

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $9,000,000 in principal as of June 30, 2024 and $6,500,000 as of December 31, 2023 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of June 30, 2024, our principal commitment under the Note was $2,000,000 due on April 1, 2025, $2,000,000 on April 1, 2026 and the balance of $5,000,000 due on April 1, 2027. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly, which was 9.12% as of June 30, 2024. The Note allows for a deferral of payment for up to 60% of the interest due on the Note to April 1, 2025.

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

Finance Lease Obligations

As of June 30, 2024, the Company had $2,949,000 outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2028 and a weighted average interest rate of 8.8%.

Equipment Financing Obligations

As of June 30, 2024, the Company had $1,632,000 outstanding under equipment financing facilities, with a weighted average interest rate of 6.8% and payments due through 2028. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$658
12 to 24 months	495
24 to 36 months	402
36 to 48 months	261
48 to 60 months	12
Thereafter	0
Total payments	1,828
Less imputed interest	(196)
Total equipment financing obligations	$1,632

(10)	Derivative Financial Instruments

During the quarter ended June 30, 2024, the Company’s Sypris Technologies segment entered into Mexican Peso (“MXP”) put option contracts to manage a portion of the foreign currency exchange risk on forecasted expenses denominated in MXP. The contracts meet the definition of a derivate subject to the guidance of ASC 815, do not qualify for hedge accounting, and accordingly are recognized at fair value, with changes in fair value recognized in earnings in other income (expense). The contracts have a notional amount of $10,600,000 as of June 30, 2024 and expire at various dates through December 2024. The Company does not use hedging arrangements for speculative purposes. There can be no assurance the hedges will fully offset the financial impact resulting from movements in foreign currency exchange rates.

The fair value of these derivative financial instruments are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. The fair value of the non-designated foreign exchange contracts as of June 30, 2024 was $195,000 and is include in other current assets in the Consolidated Balance Sheet. There were no foreign exchange contracts as of December 31, 2023.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$17,841	$20,058	$36,191	$39,558
Sypris Electronics	17,680	15,557	34,883	28,349
	$35,521	$35,615	$71,074	$67,907

Gross profit:
Sypris Technologies	$2,719	$2,007	$4,770	$4,646
Sypris Electronics	2,922	2,663	3,755	4,185
	$5,641	$4,670	$8,525	$8,831

Operating income (loss):
Sypris Technologies	$1,389	$538	$1,895	$1,699
Sypris Electronics	1,665	1,584	1,102	2,146
General, corporate and other	(1,781)	(1,156)	(3,098)	(2,463)
	$1,273	$966	$(101)	$1,382
Income (loss) before taxes:
Sypris Technologies	$1,188	$(48)	$1,338	$975
Sypris Electronics	1,339	1,543	711	2,075
General, corporate and other	(2,052)	(1,220)	(3,607)	(2,656)
	$475	$275	$(1,558)	$394

	June 30,	December 31,
	2024	2023
	(Unaudited)
Total assets:
Sypris Technologies	$37,918	$41,143
Sypris Electronics	73,417	84,576
General, corporate and other	12,910	3,623
	$124,245	$129,342

Total liabilities:
Sypris Technologies	$21,443	$21,309
Sypris Electronics	71,143	77,272
General, corporate and other	12,639	8,294
	$105,225	$106,875

(12)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of June 30, 2024 and December 31, 2023 was $849,000 and $805,000, respectively. The Company’s warranty expense for the three and six months ended June 30, 2024 and July 2, 2023 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and has been approved for development by the purchaser. As of June 30, 2024 and December 31, 2023, no amounts were accrued for any environmental matters.

On December 27, 2017, the U.S. Department of Labor (the “DOL”) filed a lawsuit alleging that the Company had misinterpreted the language of the Company’s 401(k) Plans (collectively, the “Plan”). The DOL does not dispute that the Company reached such interpretation in good faith and after the Company consulted with independent ERISA counsel. Although the Company maintains that it had affirmative defenses against the DOL’s claims, in an effort to avoid further litigation the Company engaged in settlement discussions in the second half of 2022 with the DOL. On March 14, 2023, the parties jointly delivered to the court a proposed consent order and judgment containing the terms of a settlement agreement, which was entered into the court record on September 28, 2023. The settlement, among other terms, required the Company to pay a restoration payment of $575,000 to the Plan, which was deposited into the Plan’s unallocated asset account during the fourth quarter of 2023 and distributed among affected participants of the Plan in February 2024. The settlement agreement also assessed a 10% penalty under section 502(l) of ERISA, for which the Company requested a good faith waiver in March 2024, which was approved by the DOL in June 2024.

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

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to produce inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $38,072,000 as of June 30, 2024, of which $25,326,000 is due in 2024, $12,175,000 is due in 2025 and the balance in 2026.

(13)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 21% in 2024 and 2023 and for its foreign operations at a statutory rate of 30% in 2024 and 2023. Reconciling items between the federal statutory rate and the effective tax rate also include state income taxes, valuation allowances and certain other permanent differences. Additionally, a deferred tax adjustment was recorded in 2024 related to the fixed asset valuation utilized by the Company’s foreign operation which increased the effective tax rate. Furthermore, as noted below, the Company’s income tax expense for the three and six months ended June 30, 2024 includes an expense of $124,000 to settle with Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) for the 2016 tax audit.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. During July 2024, the Company was notified by the Internal Revenue Service (“IRS”) that it is examining the Company’s 2021 federal income tax return.

During the first quarter of 2023, the Company’s wholly-owned subsidiary in Mexico received a formal tax assessment notice from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) pertaining to revenue variances and disallowed deductions related to an audit by the SAT of the 2016 tax year. The initial proposed tax liability for the variances approximated $1,150,000, which included annual adjustments for inflation, interest and penalties. The Company made a payment in June 2024 of $191,000 to settle the matter, of which $124,000 was recorded in income tax expense, net, and the remainder was recorded in other (income) expense, net in the consolidated statements of operations. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

(14)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Service cost	$0	$0	$0	$1
Interest cost on projected benefit obligation	239	408	548	618
Net amortizations, deferrals and other costs	88	123	220	263
Expected return on plan assets	(184)	(149)	(361)	(353)
Net periodic benefit cost	$143	$382	$407	$529

The net periodic benefit cost of the defined benefit pension plans incurred during the three and six month periods ended June 30, 2024 and July 2, 2023 is included in other (income) expense, net in the accompanying consolidated statements of operations.

(15)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
	(Unaudited)
Foreign currency translation adjustments	$(9,550)	$(7,869)
Employee benefit related adjustments – U.S., net of tax	(9,281)	(9,281)
Employee benefit related adjustments – Mexico, net of tax	83	83
Accumulated other comprehensive loss	$(18,748)	$(17,067)

(16)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at June 30, 2024 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

Sypris Technologies Outlook

Conditions have remained relatively stable for the North American Class 4-8 commercial vehicle market in addition to the automotive, sport utility vehicle and off-highway markets also served by Sypris Technologies. During 2023, production of Class 8 trucks in North America increased 8% over 2022. The outlook for 2024 is for a 9% reduction in Class 8 production, with a significant decrease starting in the third quarter of 2024. We believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as the demand cycles for our products in these markets differs from than the Class 8 commercial vehicle market, thereby reducing volatility in our revenue profile.

The oil and gas markets served by our Tube Turns® brand of engineered products continues to be shaped largely by geopolitical factors, macroeconomic variables such as high interest rates and rising material costs, evolving policies and regulations and the emergence of new technologies. Sales in this market are dependent on, among other things, the level of worldwide oil and natural gas demand, the price of crude oil and natural gas and capital spending by exploration and production companies and drilling contractors. As production activity increased in 2023, particularly in liquefied natural gas shipments to Europe, customer demand in this market increased and is anticipated to increase marginally in 2024. However, the conflicts in the Middle East, the war between Russia and Ukraine and inflationary pressures have also led to disruption, instability and volatility in global markets and industries that could negatively impact our operations.

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

On March 22, 2024, President Biden signed the second Fiscal Year (“FY”) 2024 Consolidated Appropriations package into law, which includes the DoD. This legislation reflects the Fiscal Responsibility Act (“FRA”) spending limit of $886 billion for national defense, of which $842 billion was for the DoD base budget.

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

The House and Senate continue the legislative process on the FY 2025 budget. On May 22, 2024, the House Armed Services Committee (HASC) approved its version of the FY25 National Defense Authorization Act. The bill authorizes $849.8 billion in funding for the DoD, which is consistent with the President’s FY25 budget request. On June 28, 2024, the FY 2025 DoD Appropriations bill H.R. 8774 passed the House. This House bill supports additional funding above the President’s FY25 budget request. On July 8, 2024, the Senate Armed Service Committee (SASC) filed their version of the FY25 National Defense Authorization Act at a level $25 billion above the cap set by the FRA.

In the coming months, Congress will need to approve or revise the President’s FY 2025 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2025 budget to become law and complete the budget process.

Overall congressional sentiment remains strong for supporting the DoD’s National Defense Strategy and defense spending. However, we anticipate that the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions including the 2024 elections, the global security environment, inflationary pressures and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly, and the effect on individual programs or our results cannot be predicted at this time.

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

Results of Operations

The tables below compare our segment and consolidated results for the three and six month periods of operations of 2024 to the three and six month periods of operations of 2023. The tables present the results for each period, the change in those results from 2023 to 2024 in both dollars and percentages and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended June 30, 2024 Compared to Three Months Ended July 2, 2023

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	June 30,	July 2,	Favorable	Favorable	June 30,	July 2,
	2024	2023	(Unfavorable)	(Unfavorable)	2024	2023
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$17,841	$20,058	$(2,217)	(11.1)%	50.2%	56.3%
Sypris Electronics	17,680	15,557	2,123	13.6	49.8	43.7
Total	35,521	35,615	(94)	(0.3)	100.0	100.0
Cost of sales:
Sypris Technologies	15,122	18,051	2,929	16.2	84.8	90.0
Sypris Electronics	14,758	12,894	(1,864)	(14.5)	83.5	82.9
Total	29,880	30,945	1,065	3.4	84.1	86.9
Gross profit:
Sypris Technologies	2,719	2,007	712	35.5	15.2	10.0
Sypris Electronics	2,922	2,663	259	9.7	16.5	17.1
Total	5,641	4,670	971	20.8	15.9	13.1
Selling, general and administrative	4,368	3,704	(664)	(17.9)	12.3	10.4
Operating income	1,273	966	307	31.8	3.6	2.7
Interest expense, net	604	178	(426)	(239.3)	1.7	0.5
Other expense, net	194	513	319	62.2	0.6	1.4
Income before taxes	475	275	200	72.7	1.3	0.8
Income tax expense, net	459	62	(397)	(640.3)	1.3	0.2
Net income	$16	$213	$(197)	(92.5)	0.0%	0.6%

Six Months Ended June 30, 2024 Compared to Six Months Ended July 2, 2023.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Six
	Six Months Ended,		Change	Change	Months Ended
	June 30,	July 2,	Favorable	Favorable	June 30,	July 2,
	2024	2023	(Unfavorable)	(Unfavorable)	2024	2023
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$36,191	$39,558	$(3,367)	(8.5)%	50.9%	58.3%
Sypris Electronics	34,883	28,349	6,534	23.0	49.1	41.7
Total	71,074	67,907	3,167	4.7	100.0	100.0
Cost of sales:
Sypris Technologies	31,421	34,912	3,491	10.0	86.8	88.3
Sypris Electronics	31,128	24,164	(6,964)	(28.8)	89.2	85.2
Total	62,549	59,076	(3,473)	(5.9)	88.0	87.0
Gross profit:
Sypris Technologies	4,770	4,646	124	2.7	13.2	11.7
Sypris Electronics	3,755	4,185	(430)	(10.3)	10.8	14.8
Total	8,525	8,831	(306)	(3.5)	12.0	13.0
Selling, general and administrative	8,626	7,449	(1,177)	(15.8)	12.1	11.0
Operating (loss) income	(101)	1,382	(1,483)	NM	(0.1)	2.0
Interest expense, net	922	404	(518)	(128.2)	1.3	0.6
Other expense, net	535	584	49	8.4	0.8	0.9
(Loss) income before taxes	(1,558)	394	(1,952)	NM	(2.2)	0.6
Income tax expense, net	647	356	(291)	(81.7)	0.9	0.5
Net (loss) income	$(2,205)	$38	$(2,243)	NM	(3.1)%	0.1%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three and six month periods ended June 30, 2024 decreased $2.2 million and $3.4 million, respectively, from the prior year comparable periods. The net revenue decrease for the quarter and six month periods was primarily attributable to decreased sales volumes of $0.4 million and $1.1 million, respectively in energy product sales and $1.8 million and $2.3 million, respectively, attributable to the commercial vehicle market.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $2.1 million and $6.5 million, respectively, for the three and six months ended June 30, 2024, from the prior year comparable periods. The increase in revenue for the three and six months ended June 30, 2024 was primarily attributable to the ramping of production during the periods for two follow-on programs.

Gross Profit. Sypris Technologies’ gross profit increased $0.7 million and $0.1 million for the three and six months ended June 30, 2024, respectively, from the prior year comparable periods due to improved mix and higher absorption.

Sypris Electronics’ gross profit increased $0.3 million and decreased $0.4 million for the three and six months ended June 30, 2024, respectively, from the prior year comparable periods. The increase in gross profit for the three months ended June 30, 2024 was primarily a result of the increase in revenue, which also had a positive impact on overhead absorption. The decrease in gross profit for the six months ended June 30, 2024 was primarily a result of an unfavorable mix of programs and a high amount of scrap incurred on two programs that ramped during the period. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the balance of 2024. Gross margin for the three and six months ended June 30, 2024 was 16.5% and 10.8%, respectively, as compared to 17.1% and 14.8%, respectively, for the three and six months ended July 2, 2023.

Selling, General and Administrative. Selling, general and administrative increased $0.7 million and $1.2 million for the three and six months ended June 30, 2024, respectively, as compared to the prior year comparable periods. The increase for the three and six month periods was primarily as a result of unfavorable medical claims and additional headcount. Selling, general and administrative expense increased as a percentage of revenue to 12.3% and 12.1% for the three and six months ended June 30, 2024, respectively, from 10.4% and 11.0%, respectively, for the three and six months ended July 2, 2023.

Income Taxes. The Company’s income tax expense for the three and six months ended June 30, 2024 and July 2, 2023 consists primarily of foreign income taxes on its Mexican subsidiaries. Additionally, a deferred tax adjustment was recorded in 2024 related to the fixed asset valuation utilized by the Company’s foreign operation which increased the effective tax rate. Furthermore, the Company’s income tax expense for the three and six months ended June 30, 2024 includes an expense of $0.1 million to settle with Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s for the 2016 tax audit (See Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q).

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

Liquidity, Capital Resources

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of June 30, 2024, as well as a net loss for the six months ended June 30, 2024 and negative cash flow from operating activities for the year ended December 31, 2023. A portion of the negative cash flow for the year ended December 31, 2023, was driven by a significant investment in inventory by our Sypris Electronics segment and a delay in timing of certain programs within this segment. The Company’s net inventory increased from $42.1 million to $77.3 million as of December 31, 2022 and 2023, respectively, primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash during the year ended December 31, 2023. As a result, the Company experienced a liquidity shortfall in the fourth quarter of 2023 and the first quarter of 2024. The shipment delays also contributed to an increase in trade payable balances with certain suppliers. The Company has entered into negotiations with these suppliers to amend payment and other terms. The Company received the benefit of additional loans totaling $5.0 million from Gill Family Capital Management, Inc. (“GFCM”) to help the Company manage its liquidity during those periods. This additional $5.0 million loaned to the Company by GFCM in the fourth quarter of 2023 and the first quarter of 2024 was approved by the Audit Committee and provided the Company necessary liquidity.

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

Cash Balance. As of June 30, 2024, we had approximately $13.8 million of cash and cash equivalents, of which $3.3 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Material Cash Requirements

Gill Family Capital Management Note.

The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $9.0 million in principal as of June 30, 2024 and $6.5 million as of December 31, 2023 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

As of June 30, 2024, our principal commitment under the Note was $2.0 million due on April 1, 2025, $2.0 million on April 1, 2026 and the balance of $5.0 million due on April 1, 2027. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The Note allows for a deferral of payment for up to 60% of the interest due on the Note to April 1, 2025.

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

Finance Lease Obligations. As of June 30, 2024, the Company had $2.9 million outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2028 and a weighted average interest rate of 8.8%.

Equipment Financing Obligations. As of June 30, 2024, the Company had $1.6 million outstanding under equipment financing facilities, with payments due through 2028, and a weighted average interest rate of 6.8%.

Purchase Commitments. We had purchase commitments totaling approximately $38.1 million at June 30, 2024, primarily for inventory and manufacturing equipment, which are due through 2026.

Cash Flows

Operating Activities. Net cash provided by operating activities was $4.5 million in the first six months of 2023 as compared to $3.7 million in the same period of 2023. The aggregate increase in accounts receivable in 2024 resulted in a usage of cash of $2.7 million primarily as a result of an increase in revenue for Sypris Electronics over the prior year comparable period and the timing of receipts for Sypris Technologies. The decrease in inventory in 2024 resulted in a source of cash of $11.6 million. The decrease in inventory was primarily as a result of the ramp up of shipments within Sypris Electronics. A significant portion of the inventory had been purchased in previous periods and was funded through prepayments from customers, which were recorded as contract liabilities. As shipments have increased with Sypris Electronics during the period, these contract liabilities have also decreased, which is the primary component of the $0.7 million change in accrued and other liabilities during the first six months of 2024. Accounts payable decreased during the first six months of 2024, resulting in a use of cash of $4.1 million. Prepaid expenses and other current assets increased during the first six months of 2024, resulting in a cash use of $0.7 million primarily as a result of increased VAT taxes refundable in Mexico.

Investing Activities. Net cash used in investing activities was comprised of capital expenditures of $0.5 million for the first six months of 2024 as compared to $1.5 million for the first six months of 2023.

Financing Activities. Net cash provided by financing activities was $2.0 million for the first six months of 2024 and was comprised of proceeds from the Note of $2.5 million and proceeds from an equipment financing obligation of $0.4 million, partially offset by payments on finance leases and equipment financing obligation of $1.0 million. Net cash used in financing activities was $3.2 million for the first six months of 2023 and included principal payments of $2.5 million on the Note, principal payments on finance leases and equipment financing obligation of $0.6 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2024.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

Exhibit Number	Description

10.1	Form of Six-Year Non-Qualified Stock Option Award Agreement.

31(i).1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	CEO and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 13, 2024	By:	/s/ Richard L. Davis
(Richard L. Davis)
Vice President & Chief Financial Officer

Date:	August 13, 2024	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Controller (Principal Accounting Officer)