Form 10-Q
period 2024-09-29
SYPRIS SOLUTIONS INC
filed 2024-11-12
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended September 29, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of November 5, 2024, the Registrant had 23,022,010 shares of common stock outstanding.

Part I.	Financial Information

Item 1.	Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Net revenue	$35,657	$33,581	$106,731	$101,488
Cost of sales	29,678	29,541	92,227	88,617
Gross profit	5,979	4,040	14,504	12,871
Selling, general and administrative	4,250	4,170	12,876	11,619
Operating income (expense)	1,729	(130)	1,628	1,252
Interest expense, net	546	127	1,468	531
Other expense, net	246	199	781	783
Income (loss) before taxes	937	(456)	(621)	(62)
Income tax expense	547	99	1,194	455
Net income (loss)	$390	$(555)	$(1,815)	$(517)
Income (loss) per share:
Basic	$0.02	$(0.03)	$(0.08)	$(0.02)
Diluted	$0.02	$(0.03)	$(0.08)	$(0.02)

Weighted average shares outstanding:
Basic	22,088	21,880	22,011	21,848
Diluted	22,415	21,880	22,011	21,848
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Net income (loss)	$390	$(555)	$(1,815)	$(517)
Other comprehensive (loss) income
Foreign currency translation adjustments	(1,335)	(581)	(3,016)	1,841
Comprehensive (loss) income	$(945)	$(1,136)	$(4,831)	$1,324

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	September 29,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,215	$7,881
Accounts receivable, net	12,373	8,929
Inventory, net	67,333	77,314
Other current assets	11,457	9,743
Total current assets	99,378	103,867
Property, plant and equipment, net	13,914	17,133
Operating lease right-of-use assets	4,012	3,309
Other assets	4,309	5,033
Total assets	$121,613	$129,342
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,630	$26,737
Accrued liabilities	50,813	56,232
Operating lease liabilities, current portion	882	1,068
Finance lease obligations, current portion	1,467	1,327
Equipment financing obligations, current portion	522	618
Working capital line of credit	500	500
Note payable – related party, current portion	2,000	0
Total current liabilities	78,814	86,482
Operating lease liabilities, net of current portion	3,552	2,642
Finance lease obligations, net of current portion	1,133	1,852
Equipment financing obligations, net of current portion	959	1,333
Note payable – related party, net of current portion	6,984	6,484
Other liabilities	11,999	8,082
Total liabilities	103,441	106,875
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 23,041,523 shares issued and 23,022,010 outstanding in 2024 and 22,465,485 shares issued and 22,459,649 outstanding in 2023	230	224
Additional paid-in capital	156,772	156,242
Accumulated deficit	(118,747)	(116,932)
Accumulated other comprehensive loss	(20,083)	(17,067)
Treasury stock, 19,513 in 2024 and 5,835 shares in 2023	0	0
Total stockholders’ equity	18,172	22,467
Total liabilities and stockholders’ equity	$121,613	$129,342

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended
	September 29,	October 1,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,815)	$(517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,449	2,392
Deferred income taxes	39	(56)
Stock-based compensation expense	660	615
Deferred loan costs recognized	6	3
Provision for excess and obsolete inventory	591	(22)
Non-cash lease expense	898	667
Other noncash items	413	178
Contributions to pension plans	(580)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(3,606)	(2,845)
Inventory	8,642	(34,146)
Other current assets	(2,116)	(464)
Accounts payable	(3,986)	7,841
Accrued and other liabilities	(1,903)	18,195
Net cash used in operating activities	(308)	(8,169)
Cash flows from investing activities:
Capital expenditures	(666)	(1,890)
Net cash used in investing activities	(666)	(1,890)
Cash flows from financing activities:
Proceeds from equipment financing obligations	430	210
Proceeds from working capital line of credit	0	500
Proceeds from Note payable – related party	2,500	0
Principal payments on finance lease obligations	(1,006)	(845)
Principal payments on equipment financing obligations	(471)	(387)
Principal payments on Note payable – related party	0	(2,500)
Indirect repurchase of shares for minimum statutory tax withholdings	(127)	(104)
Net cash provided by (used in) financing activities	1,326	(3,126)
Effect of exchange rate changes on cash balances	(18)	(54)
Net increase (decrease) in cash and cash equivalents	334	(13,239)
Cash and cash equivalents at beginning of period	7,881	21,648
Cash and cash equivalents at end of period	$8,215	$8,409

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Capital expenditures purchased through equipment financing obligations	$0	$1,050

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

	Three Months Ended September 29, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

June 30, 2024 balance	23,024,128	$230	$156,675	$(119,137)	$(18,748)	$0
Net income	0	0	0	390	0	0
Foreign currency translation adjustment	0	0	0	0	(1,335)	0
Exercise of stock options	48,147	0	(33)	0	0	0
Noncash compensation	0	0	222	0	0	0
Treasury stock	(50,265)	0	(92)	0	0	0
September 29, 2024 balance	23,022,010	$230	$156,772	$(118,747)	$(20,083)	$0

	Three Months Ended October 1, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

July 2, 2023 balance	22,414,610	$224	$155,860	$(115,298)	$(18,423)	$0
Net loss	0	0	0	(555)	0	0
Foreign currency translation adjustment	0	0	0	0	(581)	0
Exercise of stock options	25,039	0	(22)	0	0	0
Noncash compensation	15,000	0	206	0	0	0
October 1, 2023 balance	22,454,649	$224	$156,044	$(115,853)	$(19,004)	$0

	Nine Months Ended September 29, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2024 balance	22,459,649	$224	$156,242	$(116,932)	$(17,067)	$0
Net loss	0	0	0	(1,815)	0	0
Foreign currency translation adjustment	0	0	0	0	(3,016)	0
Issuance of restricted common stock	602,500	5	(5)	0	0	0
Exercise of stock options	75,126	1	(34)	0	0	0
Noncash compensation	15,000	0	660	0	0	0
Treasury stock	(130,265)	0	(91)	0	0	0
September 29, 2024 balance	23,022,010	$230	$156,772	$(118,747)	$(20,083)	$0

	Nine Months Ended October 1, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2023 balance	22,175,645	$221	$155,535	$(115,336)	$(20,845)	$0
Net loss	0	0	0	(517)	0	0
Foreign currency translation adjustment	0	0	0	0	1,841	0
Issuance of restricted common stock	160,000	2	(2)	0	0	0
Exercise of stock options	106,504	1	(105)	0	0	0
Noncash compensation	45,000	0	615	0	0	0
Treasury stock	(32,500)	0	1	0	0	0
October 1, 2023 balance	22,454,649	$224	$156,044	$(115,853)	$(19,004)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results for the three and nine months ended September 29, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2023 as presented in the Company’s Annual Report on Form 10-K.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of September 29, 2024, total right-of-use assets and operating lease liabilities were approximately $4,012,000 and $4,434,000, respectively. As of December 31, 2023, total right-of-use assets and operating lease liabilities were approximately $3,309,000 and $3,710,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three and nine months ended September 29, 2024 and October 1, 2023.

The following table presents information related to lease expense for the three and nine months ended September 29, 2024 and October 1, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Finance lease expense:
Amortization expense	$185	$191	$586	$557
Interest expense	61	69	190	218
Operating lease expense	314	351	980	1,052
Variable lease expense	88	105	260	276
Total lease expense	$648	$716	$2,016	$2,103

The following table presents supplemental cash flow information related to leases (in thousands):

	Nine Months Ended
	September 29,	October 1,
	2024	2023
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,258	$1,328
Operating cash flows from finance leases	190	218
Financing cash flows from finance leases	1,006	845

The annual future minimum lease payments as of September 29, 2024 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,206	$1,638
12 to 24 months	1,224	957
24 to 36 months	1,107	174
36 to 48 months	486	91
48 to 60 months	282	0
Thereafter	1,193	0
Total lease payments	5,498	2,860

Less imputed interest	(1,064)	(260)
Total	$4,434	$2,600

The following table presents certain information related to lease terms and discount rates for leases as of September 29, 2024 and December 31, 2023:

	September 29,	December 31,
	2024	2023
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	5.3	3.6
Finance leases	1.8	2.2

Weighted-average discount rate (percentage):
Operating leases	8.4	8.0
Finance leases	8.8	8.8

(5)	Revenue from Contracts with Customers

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

Some of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $93,583,000 of remaining performance obligations as of September 29, 2024, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 26% of our remaining performance obligations as revenue in 2024, 71% in 2025 and the balance in 2026.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended September 29, 2024 and October 1, 2023:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Sypris Technologies – transferred point in time	$19,469	$19,337	$55,660	$58,895
Sypris Electronics – transferred point in time	2,791	4,727	10,151	14,061
Sypris Electronics – transferred over time	13,397	9,517	40,920	28,532
	$35,657	$33,581	$106,731	$101,488

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of September 29, 2024 and December 31, 2023 were $4,975,000 and $4,638,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of September 29, 2024, the contract liabilities balance was $51,426,000, of which $43,483,000, was included within accrued liabilities and $7,943,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2023, the contract liabilities balance was $53,537,000, of which $49,738,000 was included within accrued liabilities and $3,799,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $8,889,000 and $22,925,000 during the three and nine months ended September 29, 2024, respectively. The Company recognized revenue from contract liabilities of $6,604,000 and $16,248,000 during the three and nine months ended October 1, 2023, respectively.

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

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 1,054,000 potential common shares excluded from diluted earnings per share for the three months ended September 29, 2024. For the nine months ended September 29, 2024 and the three and nine months ended October 1, 2023, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted income (loss) per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Income (loss) attributable to stockholders:
Net income (loss) income as reported	$390	$(555)	$(1,815)	$(517)
Less distributed and undistributed earnings allocable to restricted award holders	(15)	0	0	0
Less dividends declared attributable to restricted award holders	0	0	0	0
Net income (loss) allocable to common stockholders	$375	$(555)	$(1,815)	$(517)
Income (loss) per common share attributable to stockholders:
Basic	$0.02	$(0.03)	$(0.08)	$(0.02)
Diluted	$0.02	$(0.03)	$(0.08)	$(0.02)
Weighted average shares outstanding – basic	22,088	21,880	22,011	21,848
Weighted average additional shares assuming conversion of potential common shares	327	0	0	0
Weighted average shares outstanding – diluted	22,415	21,880	22,011	21,848

(7)	Inventory

Inventory consists of the following (in thousands):

	September 29,	December 31,
	2024	2023
	(Unaudited)
Raw materials	$60,825	$67,962
Work in process	7,800	9,027
Finished goods	1,113	1,974
Reserve for excess and obsolete inventory	(2,405)	(1,649)
Total	$67,333	$77,314

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 29,	December 31,
	2024	2023
	(Unaudited)
Land and land improvements	$43	$43
Buildings and building improvements	7,864	8,507
Machinery, equipment, furniture and fixtures	68,544	74,588
Construction in progress	720	863
	77,171	84,001
Accumulated depreciation	(63,257)	(66,868)
	$13,914	$17,133

(9)	Debt

Debt outstanding consists of the following (in thousands):

	September 29,	December 31,
	2024	2023
	(Unaudited)
Current:
Finance lease obligation, current portion	$1,467	$1,327
Equipment financing obligations, current portion	522	618
Working capital line of credit	500	500
Note payable – related party, current portion	2,000	0
Current portion of long-term debt and finance lease obligations	$4,489	$2,445
Long Term:
Finance lease obligation	$1,133	$1,852
Equipment financing obligations	959	1,333
Note payable – related party	7,000	6,500
Less unamortized debt issuance and modification costs	(16)	(16)
Long-term debt and finance lease obligations net of unamortized debt costs	$9,076	$9,669

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $9,000,000 in principal as of September 29, 2024 and $6,500,000 as of December 31, 2023 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of September 29, 2024, our principal commitment under the Note was $2,000,000 due on April 1, 2025, $2,000,000 on April 1, 2026 and the balance of $5,000,000 due on April 1, 2027. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly, which was 9.12% as of September 29, 2024. The Note allows for a deferral of payment for up to 60% of the interest due on the Note to April 1, 2025.

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

Finance Lease Obligations

As of September 29, 2024, the Company had $2,600,000 outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2028 and a weighted average interest rate of 8.8%.

Equipment Financing Obligations

As of September 29, 2024, the Company had $1,481,000 outstanding under equipment financing facilities, with a weighted average interest rate of 6.7% and payments due through 2028. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$607
12 to 24 months	478
24 to 36 months	376
36 to 48 months	189
48 to 60 months	0
Thereafter	0
Total payments	1,650
Less imputed interest	(169)
Total equipment financing obligations	$1,481

(10)	Derivative Financial Instruments

During the quarter ended September 29, 2024, the Company’s Sypris Technologies segment entered into Mexican Peso (“MXP”) put option contracts to manage a portion of the foreign currency exchange risk on forecasted expenses denominated in MXP. The contracts meet the definition of a derivate subject to the guidance of ASC 815, do not qualify for hedge accounting, and accordingly are recognized at fair value, with changes in fair value recognized in earnings in other income (expense). The contracts have a notional amount of $15,800,000 as of September 29, 2024 and expire at various dates through June 2025. The Company does not use hedging arrangements for speculative purposes. There can be no assurance the hedges will fully offset the financial impact resulting from movements in foreign currency exchange rates.

The fair value of these derivative financial instruments are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. The fair value of the non-designated foreign exchange contracts as of September 29, 2024 was $203,000 and is included in other current assets in the Consolidated Balance Sheet. There were no foreign exchange contracts as of December 31, 2023.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$19,469	$19,337	$55,660	$58,895
Sypris Electronics	16,188	14,244	51,071	42,593
	$35,657	$33,581	$106,731	$101,488
Gross profit:
Sypris Technologies	$3,661	$1,459	$8,431	$6,105
Sypris Electronics	2,318	2,581	6,073	6,766
	$5,979	$4,040	$14,504	$12,871

Operating income (loss):
Sypris Technologies	$2,236	$21	$4,131	$1,720
Sypris Electronics	1,137	1,271	2,239	3,417
General, corporate and other	(1,644)	(1,422)	(4,742)	(3,885)
	$1,729	$(130)	$1,628	$1,252
Income (loss) before taxes:
Sypris Technologies	$1,984	$(235)	$3,322	$740
Sypris Electronics	822	1,228	1,533	3,303
General, corporate and other	(1,869)	(1,449)	(5,476)	(4,105)
	$937	$(456)	$(621)	$(62)

	September 29,	December 31,
	2024	2023
	(Unaudited)
Total assets:
Sypris Technologies	$39,318	$41,143
Sypris Electronics	75,124	84,576
General, corporate and other	7,171	3,623
	$121,613	$129,342

Total liabilities:
Sypris Technologies	$23,685	$21,309
Sypris Electronics	67,002	77,272
General, corporate and other	12,754	8,294
	$103,441	$106,875

(12)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of September 29, 2024 and December 31, 2023 was $866,000 and $805,000, respectively. The Company’s warranty expense for the three and nine months ended September 29, 2024 was $97,000 and $306,000, respectively. The Company’s warranty expense for the three and nine months ended October 1, 2023 was $85,000 and $256,000, respectively.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and has been approved for development by the purchaser. As of September 29, 2024 and December 31, 2023, no amounts were accrued for any environmental matters.

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

On February 17, 2017, several employees (“Lucas Plaintiffs”) of KapStone Charleston Kraft, LLC filed a lawsuit in South Carolina alleging that they had been seriously burned when they opened a hinged closure and a hot tar-like material spilled out. Among other claims, the Lucas Plaintiffs allege that Sypris Technologies designed and manufactured the closure, that the closure was defective and that those defects had caused or contributed to their injuries. Sypris Technologies’ motion to dismiss for lack of jurisdiction was denied on February 28, 2020. On November 21, 2022, the Company received a demand for settlement presented by the Lucas Plaintiffs, which was rejected. On January 12, 2024, a hearing took place for oral arguments in support of Sypris Technologies’ motion for summary judgement previously filed in September 2023. The trial had been set for May 20, 2024, and a mediation of the parties was required to take place prior to the trial under South Carolina law. The Company entered into a settlement agreement on April 18, 2024 with the Lucas Plaintiffs at the pre-trial mediation. The settlement payment was funded entirely by insurance, and the Company did not make any payments under the terms of the settlement agreement. Additionally, the Company’s general liability insurer accepted the defense costs.

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to produce inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $39,848,000 as of September 29, 2024, of which $22,115,000 is due in 2024, $16,679,000 is due in 2025 and the balance in 2026.

(13)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 21% in 2024 and 2023 and for its foreign operations at a statutory rate of 30% in 2024 and 2023. Reconciling items between the federal statutory rate and the effective tax rate also include state income taxes, valuation allowances and certain other permanent differences. Additionally, a deferred tax adjustment was recorded in 2024 related to the fixed asset valuation utilized by the Company’s foreign operation which increased the effective tax rate. Furthermore, as noted below, the Company’s income tax expense for the three and nine months ended September 29, 2024 includes an expense of $124,000 to settle with Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) for the 2016 tax audit.

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

During the first quarter of 2023, the Company’s wholly-owned subsidiary in Mexico received a formal tax assessment notice from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) pertaining to revenue variances and disallowed deductions related to an audit by the SAT of the 2016 tax year. The initial proposed tax liability for the variances approximated $1,150,000, which included annual adjustments for inflation, interest and penalties. The Company made a payment in June 2024 of $191,000 to settle the matter, of which $124,000 was recorded in income tax expense, net, and the remainder was recorded in other (income) expense, net in the consolidated statements of operations for the nine months ended September 29, 2024. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

(14)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Service cost	$0	$0	$0	$1
Interest cost on projected benefit obligation	274	309	822	927
Net amortizations, deferrals and other costs	110	131	330	394
Expected return on plan assets	(180)	(176)	(541)	(529)
Net periodic benefit cost	$204	$264	$611	$793

The net periodic benefit cost of the defined benefit pension plans incurred during the three and nine-month periods ended September 29, 2024 and October 1, 2023 is included in other (income) expense, net in the accompanying consolidated statements of operations.

(15)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 29,	December 31,
	2024	2023
	(Unaudited)
Foreign currency translation adjustments	$(10,885)	$(7,869)
Employee benefit related adjustments – U.S., net of tax	(9,281)	(9,281)
Employee benefit related adjustments – Mexico, net of tax	83	83
Accumulated other comprehensive loss	$(20,083)	$(17,067)

(16)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at September 29, 2024 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

(17)	Subsequent Events

Hurricane Milton made landfall close to Sarasota, Florida on October 9, 2024.  The Sypris Electronics’ manufacturing facility located in Tampa, Florida sustained only minor damage from the hurricane, but power to the facility was temporarily impacted.  The Company is assessing the impact on the business from this hurricane but does not believe that the damage and disruption caused by Hurricane Milton will have a significant adverse impact on our results of operations or our financial condition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a diversified provider of truck components, oil and gas pipeline components and aerospace and defense electronics. We offer a wide range of manufactured products, often under multi-year sole-source contracts.

We are organized into two business segments, Sypris Technologies and Sypris Electronics.  Sypris Technologies, which is comprised of Sypris Technologies, Inc. and its subsidiaries, generates revenue primarily from the sale of forged, machined, and heat-treated steel components primarily for the heavy commercial vehicle and high-pressure energy pipeline application products welded and assembled from similar components.  Sypris Electronics, which is comprised of Sypris Electronics, LLC, generates revenue primarily through circuit card and full “box build” manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work.

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

Sypris Technologies Outlook

Conditions have remained relatively stable for the North American Class 4-8 commercial vehicle market in addition to the automotive, sport utility vehicle and off-highway markets also served by Sypris Technologies. According to industry publications, the outlook for the remainder of 2024 is for continued weakened demand with production down moderately from 2023 levels driven by lower year-over-year freight volumes and rates, with a further reduction of 11% expected in 2025, before rebounding 23% in 2026.  We believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as the demand cycles for our products in these markets differs from the Class 8 commercial vehicle market, thereby reducing volatility in our revenue profile.

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

Sypris Electronics Outlook

Ongoing demand in the electronic circuit card assembly industry across multiple manufacturing sectors continues to create shortages and extended lead times. In some instances, waiting times for certain components approach a year or more. We factor supplier-provided lead times into internal planning schedules and new customer quotations. From time to time, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which arise after the placement of the customer’s order may cause us to miss projected delivery dates. Inflationary costs are expected to continue but are not expected to have a significant impact on operating income in 2025.

During 2023 and 2024, we announced new program awards and releases for Sypris Electronics, with certain programs continuing into 2026. In addition to contract awards from Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts for manufacturing services to the communication and navigation markets, which require our advanced capabilities for delivering products for complex, high cost of failure platforms.

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

In the coming weeks, Congress will need to approve or revise the President’s FY 2025 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2025 budget to become law and complete the budget process. A Continuing Resolution (CR) passed the House and Senate on September 25, 2024 and was signed by the President on September 26, 2024. The bill funds U.S. Government operations through December 20, 2024. After the November 2024 election, Congress is expected to return to the task of funding the U.S. Government for the balance of the FY 2025. Significant differences that must be resolved include the different allocations as noted above and policy matters that arose during consideration of the CR and the underlying bills.

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

Results of Operations

The tables below compare our segment and consolidated results for the three and nine-month periods of operations of 2024 to the three and nine-month periods of operations of 2023.  The tables present the results for each period, the change in those results from 2023 to 2024 in both dollars and percentages and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended September 29, 2024 Compared to Three Months Ended October 1, 2023

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	September 29,	October 1,	Favorable	Favorable	September 29,	October 1,
	2024	2023	(Unfavorable)	(Unfavorable)	2024	2023
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$19,469	$19,337	$132	0.7%	54.6%	57.6%
Sypris Electronics	16,188	14,244	1,944	13.6	45.4	42.4
Total	35,657	33,581	2,076	6.2	100.0	100.0
Cost of sales:
Sypris Technologies	15,808	17,878	2,070	11.6	81.2	92.5
Sypris Electronics	13,870	11,663	(2,207)	(18.9)	85.7	81.9
Total	29,678	29,541	(137)	(0.5)	83.2	88.0
Gross profit:
Sypris Technologies	3,661	1,459	2,202	150.9	18.8	7.5
Sypris Electronics	2,318	2,581	(263)	(10.2)	14.3	18.1
Total	5,979	4,040	1,939	48.0	16.8	12.0
Selling, general and administrative	4,250	4,170	(80)	(1.9)	11.9	12.4
Operating income (loss)	1,729	(130)	1,859	NM	4.8	(0.4)
Interest expense, net	546	127	(419)	(329.9)	1.5	0.4
Other expense, net	246	199	(47)	(23.6)	0.7	0.6
Income (loss) before taxes	937	(456)	1,393	NM	2.6	(1.4)
Income tax expense, net	547	99	(448)	(452.5)	1.5	0.3
Net income (loss)	$390	$(555)	$945	NM	1.1%	(1.7)%

Nine Months Ended September 29, 2024 Compared to Nine Months Ended October 1, 2023.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Nine
	Nine Months Ended,		Change	Change	Months Ended
	September 29,	October 1,	Favorable	Favorable	September 29,	October 1,
	2024	2023	(Unfavorable)	(Unfavorable)	2024	2023
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$55,660	$58,895	$(3,235)	(5.5)%	52.1%	58.0%
Sypris Electronics	51,071	42,593	8,478	19.9	47.9	42.0
Total	106,731	101,488	5,243	5.2	100.0	100.0
Cost of sales:
Sypris Technologies	47,229	52,790	5,561	10.5	84.9	89.6
Sypris Electronics	44,998	35,827	(9,171)	(25.6)	88.1	84.1
Total	92,227	88,617	(3,610)	(4.1)	86.4	87.3
Gross profit:
Sypris Technologies	8,431	6,105	2,326	38.1	15.1	10.4
Sypris Electronics	6,073	6,766	(693)	(10.2)	11.9	15.9
Total	14,504	12,871	1,633	12.7	13.6	12.7
Selling, general and administrative	12,876	11,619	(1,257)	(10.8)	12.1	11.4
Operating income	1,628	1,252	376	30.0	1.5	1.2
Interest expense, net	1,468	531	(937)	(176.5)	1.4	0.5
Other expense, net	781	783	2	0.3	0.7	0.8
Loss before taxes	(621)	(62)	(559)	(901.6)	(0.6)	(0.1)
Income tax expense, net	1,194	455	(739)	(162.4)	1.1	0.4
Net loss	$(1,815)	$(517)	$(1,298)	(251.1)	(1.7)%	(0.5)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products.  Net revenue for Sypris Technologies for the three- and nine-month periods ended September 29, 2024 increased $0.1 million and decreased $3.2 million, respectively, from the prior year comparable periods.  The net revenue increase for the quarter was attributable to increased sales volumes of $0.7 million in energy product sales partially offset by a decrease in sales of $0.6 million attributable to the commercial vehicle market.  The net revenue decrease for the nine months ended September 30, 2024 was primarily attributable to decreased sales volumes of $0.4 million in energy product sales and $2.8 million attributable to the commercial vehicle market.  Net revenue for the fourth quarter of 2024 is expected to be relatively flat with the third quarter.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $1.9 million and $8.5 million, respectively, for the three and nine months ended September 29, 2024, from the prior year comparable periods. The increase in revenue for the three and nine months ended September 29, 2024 was primarily attributable to the ramping of production during the periods for two follow-on programs.  The order backlog for Sypris Electronics is expected to support a stable revenue rate during the balance of 2024 and into 2025.

Gross Profit. Sypris Technologies’ gross profit increased $2.1 million and $2.3 million for the three and nine months ended September 29, 2024, respectively, from the prior year comparable periods due to improved mix and higher absorption.

Sypris Electronics’ gross profit decreased $0.3 million and $0.7 million for the three and nine months ended September 29, 2024, respectively, from the prior year comparable periods.  The decrease in gross profit for the three and nine months ended September 29, 2024 was primarily a result of an unfavorable mix of programs and a high amount of scrap incurred on two programs that ramped during the period.

Selling, General and Administrative. Selling, general and administrative increased $0.1 million and $1.3 million for the three and nine months ended September 29, 2024, respectively, as compared to the prior year comparable periods. Selling, general and administrative expense decreased as a percentage of revenue to 11.9% for the three months ended September 29, 2024 from 12.4% in the prior year comparable period and increased to 12.1% of revenue for the nine months ended September 29, 2024 from 11.4% for the prior year comparable period. The increase for the three and nine-month periods was primarily as a result of unfavorable medical claims and additional headcount.

Income Taxes. The Company’s income tax expense for the three and nine months ended September 29, 2024 and October 1, 2023 consists primarily of foreign income taxes on its Mexican subsidiaries. Additionally, a deferred tax adjustment was recorded in 2024 related to the fixed asset valuation utilized by the Company’s foreign operation which increased the effective tax rate.  Furthermore, the Company’s income tax expense for the nine months ended September 29, 2024 includes an expense of $0.1 million to settle with Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s for the 2016 tax audit (See Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q).

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

Liquidity, Capital Resources

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of September 29, 2024, as well as a net loss for the nine months ended September 29, 2024 and October 1, 2023.  Additionally, the Company experienced negative cash flow from operating activities for the nine months ended September 29, 2024 and October 1, 2023.  A portion of the negative cash flow for the prior year period was driven by a significant investment in inventory by our Sypris Electronics segment and a delay in timing of certain programs within this segment.  Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash.  As a result, the Company experienced a liquidity shortfall in the fourth quarter of 2023 and the first quarter of 2024. The Company received the benefit of additional loans totaling $5.0 million from Gill Family Capital Management, Inc. (“GFCM”) to help the Company manage its liquidity during the fourth quarter of 2023 and the first quarter of 2024. This $5.0 million loaned to the Company by GFCM was approved by the Audit Committee and provided the Company necessary liquidity.

Our ability to service our current liabilities will require a significant amount of cash.  Management has evaluated our ability to generate this cash to meet our obligations for the next twelve months.  Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated through continued revenue growth from the Company’s consolidated operations and reductions in the Company’s investment in working capital.  Based upon our current forecast, we believe that we will have sufficient liquidity to fund our operating activities and cash commitments for investing and financing activities, such as capital expenditures, for at least the next twelve months.

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

Cash Balance. As of September 29, 2024, we had approximately $8.2 million of cash and cash equivalents, of which $3.3 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

Material Cash Requirements

Gill Family Capital Management Note.

The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $9.0 million in principal as of September 29, 2024 and $6.5 million as of December 31, 2023 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

As of September 29, 2024, our principal commitment under the Note was $2.0 million due on April 1, 2025, $2.0 million on April 1, 2026 and the balance of $5.0 million due on April 1, 2027. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The Note allows for a deferral of payment for up to 60% of the interest due on the Note to April 1, 2025.

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

Finance Lease Obligations. As of September 29, 2024, the Company had $2.6 million outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2028 and a weighted average interest rate of 8.8%.

Equipment Financing Obligations. As of September 29, 2024, the Company had $1.5 million outstanding under equipment financing facilities, with payments due through 2028, and a weighted average interest rate of 6.7%.

Purchase Commitments. We had purchase commitments totaling approximately $39.8 million at September 29, 2024, primarily for inventory and manufacturing equipment, which are due through 2026.

Cash Flows

Operating Activities. Net cash used in operating activities was $0.3 million in the first nine months of 2024 as compared to $8.2 million in the same period of 2023.  The aggregate increase in accounts receivable in 2024 resulted in a usage of cash of $3.6 million primarily as a result of an increase in revenue for Sypris Electronics over the prior year comparable period and the timing of receipts for Sypris Technologies.  The decrease in inventory in 2024 resulted in a source of cash of $8.6 million.  The decrease in inventory was primarily as a result of the ramp up of shipments within Sypris Electronics.  A significant portion of the inventory had been purchased in previous periods and was funded through prepayments from customers, which were recorded as contract liabilities.  As shipments have increased with Sypris Electronics during the period, these contract liabilities have also decreased, which is the primary component of the $1.9 million change in accrued and other liabilities during the first nine months of 2024.  Accounts payable decreased during the first nine months of 2024, resulting in a use of cash of $4.0 million. Prepaid expenses and other current assets increased during the first nine months of 2024, resulting in a cash use of $2.1 million primarily as a result of increased VAT taxes refundable in Mexico and advanced payments to vendors for Sypris Electronics.

Investing Activities. Net cash used in investing activities was comprised of capital expenditures of $0.7 million for the first nine months of 2024 as compared to $1.5 million for the first nine months of 2023.

Financing Activities. Net cash provided by financing activities was $1.3 million for the first nine months of 2024 and was comprised of proceeds from the Note of $2.5 million and proceeds from an equipment financing obligation of $0.4 million, partially offset by payments on finance leases and equipment financing obligation of $1.5 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.  Net cash used in financing activities was $3.1 million for the first nine months of 2023 and included principal payments of $2.5 million on the Note, principal payments on finance leases and equipment financing obligation of $1.2 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation. This was partially offset by proceeds from a working capital line of credit in Mexico of $0.5 million and $0.2 million received from an equipment financing obligation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes in our critical accounting policies during the nine months ended September 29, 2024.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements.  Many of these factors are identified in connection with the more specific descriptions contained throughout this report.  Other factors which could also materially affect such future results currently include: the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; volatility of our customers’ forecasts and our contractual obligations to meet current scheduling demands and production levels, which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; the termination or non-renewal of existing contracts by customers; dependence on, retention or recruitment of key employees and highly skilled personnel and distribution of our human capital; risks of foreign operations, including foreign currency exchange rate risk exposure, which could impact our operating results; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; our reliance on a few key customers, third party vendors and sub-suppliers; significant delays or reductions due to a prolonged continuing resolution or U.S. government shutdown reducing the spending on products and services that Sypris Electronics provides; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; the costs and supply of insurance on acceptable terms and with adequate coverage; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; the costs of compliance with our auditing, regulatory or contractual obligations; pension valuation, health care or other benefit costs; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; our failure to successfully win new business or develop new or improved products or new markets for our products; war, geopolitical conflict, terrorism, or political uncertainty, or disruptions resulting from the Russia-Ukraine war or the Israel and Gaza conflict, including arising out of international sanctions, foreign currency fluctuations and other economic impacts; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; labor relations; strikes; union negotiations; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability, warranty or environmental claims; failure to adequately insure or to identify product liability, environmental or other insurable risks; costs associated with environmental claims relating to properties previously owned; our inability to patent or otherwise protect our inventions or other intellectual property rights from potential competitors or fully exploit such rights which could materially affect our ability to compete in our chosen markets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; cyber security threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; the cost and availability of full-time accounting personnel with technical accounting knowledge to execute, review and approve all aspects of the financial statement close and reporting process; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risks related to owning our common stock, including increased volatility; possible public policy response to a public health emergency, including U. S or foreign government legislation or restrictions that may impact our operations or supply chain; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The following table summarizes the shares of common stock that were repurchased by the Company – all from its current employees for withholding tax purposes – during the third quarter ended September 29, 2024 (dollars in thousands except per share data):

			Total Number of	Maximum
	Total	Average	Shares Purchased	Dollar Value of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased (a)	Share	Plans or Programs	Plans or Programs
7/1//2024 – 7/28/2024	50,265	$1.85	—	$—
7/29/2024 – 8/25/2024	—	$—	—	$—
8/26/2024 – 9/29/2024	—	$—	—	$—

(a)

The total number of shares purchased includes shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock. Common shares withheld to satisfy tax withholding obligations were immediately cancelled.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended September 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	November 12, 2024	By:	/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
Chairman, President & Chief Executive Officer

Date:	November 12, 2024	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Vice President & Chief Accounting Officer