Form 10-K
period 2024-12-31
SYPRIS SOLUTIONS INC
filed 2025-03-27
CIK 864240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2024.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive	(Registrant’s telephone number,
offices, including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	SYPR	Nasdaq

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was $23,703,479.

There were 23,020,010 shares of the registrant’s common stock outstanding as of March 10, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 21, 2025 are incorporated by reference into Part III to the extent described therein.

In this Annual Report on Form 10-K, “Sypris,” “the Company,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sypris Solutions, Inc. (“Sypris”, the “Company”, “we”, “our”, or “us”). These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “estimate,” “intend,” “may,” “will”, “in our view” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this Annual Report on Form 10-K or in other documents filed with the Securities and Exchange Commission, in press releases, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Briefly, we currently believe that such risks also include the following: the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; volatility of our customers’ forecasts and our contractual obligations to meet current scheduling demands and production levels, which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation, as well as the impact of proposed or imposed tariffs by the U.S. government on imports to the U.S. and/or the imposition of retaliatory tariffs by foreign countries; the termination or non-renewal of existing contracts by customers; dependence on, retention or recruitment of key employees and highly skilled personnel and distribution of our human capital; risks of foreign operations, including foreign currency exchange rate risk exposure, which could impact our operating results; our reliance on a few key customers, third party vendors and sub-suppliers; significant delays or reductions due to a prolonged continuing resolution or U.S. government shutdown reducing the spending on products and services that Sypris Electronics provides; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; the costs and supply of insurance on acceptable terms and with adequate coverage; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; the costs of compliance with our auditing, regulatory or contractual obligations; pension valuation, health care or other benefit costs; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; our failure to successfully win new business or develop new or improved products or new markets for our products; war, geopolitical conflict, terrorism, or political uncertainty, or disruptions resulting from the Russia-Ukraine war or the Israel and Gaza conflict, including arising out of international sanctions, foreign currency fluctuations and other economic impacts; labor relations; strikes; union negotiations; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, product liability, warranty or environmental claims; failure to adequately insure or to identify product liability, environmental or other insurable risks; costs associated with environmental claims relating to properties previously owned; our inability to patent or otherwise protect our inventions or other intellectual property rights from potential competitors or fully exploit such rights which could materially affect our ability to compete in our chosen markets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; cyber security threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risks related to owning our common stock, including increased volatility; possible public policy response to a public health emergency, including U.S. or foreign government legislation or restrictions that may impact our operations or supply chain; or unknown risks and uncertainties. We undertake no obligation to update our forward-looking statements, except as may be required by law.

PART I

Item 1.	Business

General

We were formed as a Delaware corporation in 1997. We are a diversified provider of truck components, oil and gas and water pipeline components and aerospace and defense electronics. We produce a wide range of manufactured products, often under multi-year, sole-source contracts.

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

Sypris Technologies. Through Sypris Technologies, we are a significant supplier of forged and machined components, serving the commercial vehicle, off highway vehicle, recreational vehicle, automotive, industrial and energy markets in North America. We have the capacity to produce drive train components including axle shafts, transmission shafts, gear sets, steer axle knuckles, and other components for ultimate use by the leading automotive, truck and recreational vehicle manufacturers, including General Motors Company (GM), Freightliner LLC (Freightliner), Mack Truck (Mack), Navistar International Corporation (Navistar), PACCAR, Inc. (PACCAR), Volvo Truck Corporation (Volvo) and Bombardier Recreational Products (BRP). We support our customers’ strategies to outsource non-core operations by supplying additional components and providing additional value added operations for drive train assemblies.  We also design and manufacture high-pressure closures and other fabricated products for oil and gas, water pipelines and miscellaneous industrial applications.

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

Sypris Technologies represented approximately 54% of our net revenues in 2024.

Sypris Electronics. Sypris Electronics generates revenue primarily through circuit card and full box build manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification, for customers in the aerospace, defense, space and other high-reliability electronics markets. This includes circuit card assemblies for electronic sensors and systems including radar systems, tactical ground stations, navigation systems, weapons systems, targeting and warning systems and those used in the nation’s high priority space programs.

We provide our customers with a broad variety of value-added solutions, from low-volume prototype assembly to high-volume turnkey manufacturing. Our manufacturing contracts for the aerospace and defense electronics market are generally sole-source by part number. Our customers include large aerospace and defense companies such as Northrop Grumman Corporation (Northrop Grumman), Lockheed Martin (Lockheed), L3Harris Technologies (L3Harris), Raytheon Technologies including Collins Aerospace Systems (Raytheon), BAE Systems (BAE) and Analog Devices, Inc. (ADI). We serve as a subcontractor on U.S. government programs and do not serve as a prime contractor to the U.S. government.

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

The House and Senate continue the legislative process on the FY 2025 budget. The National Defense Authorization Act for Fiscal Year 2025, signed by the President on December 24, 2024, is consistent with the FY 2025 President’s Budget Request (PBR) and congressionally mandated budget caps established by the FRA with a topline of $849.8 billion. The House Appropriations Committee also marked its bill at this same level. The Senate Appropriations Committee, however, did not adhere to the FRA spending caps and marked budgets above the PBR, providing between a $21 billion and $25 billion increase over the PBR level.

Congress still needs to approve or revise the President’s FY 2025 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2025 budget process to conclude. In March 2025, the President signed a continuing resolution (CR) that extends government funding through September 30, 2025. The CR also provides flexibility for new starts on programs at the DoD, which are typically not allowed under CRs. Of note, the final version of the bill did not address the debt ceiling, which is expected to cause challenges at the start of the 119th Congressional negotiations. Once the debt ceiling is reached, Treasury may have to use extraordinary measures to prevent default. Treasury’s available cash and any extraordinary measures taken is expected to delay the risk of default for at least several months after the end of the first quarter of 2025. In the upcoming months, the new Congress will return to the task of funding the U.S. Government for the balance of FY 2025. Significant differences that must be resolved include the different allocations as noted above and policy matters that arose during consideration of the CR and the underlying bills.

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

Sypris Electronics accounted for approximately 46% of net revenue in 2024.

Our Markets

Sypris Technologies. The industrial manufacturing markets of this segment include automotive, truck and off-highway components and assemblies and specialty closures. The automotive, truck and off-highway components and assemblies market consists of the original equipment manufacturers, or OEMs, including FCA, Freightliner, GM, Mack, Navistar, PACCAR and Volvo, and an extensive supply chain of companies of all types and sizes that are classified into different levels or tiers. Tier 1 companies represent the primary suppliers to the OEMs and include Cummins Inc., Meritor, Detroit Diesel Corporation (Detroit Diesel), American Axle & Manufacturing Holdings, Inc. (America Axle) and Transmisiones y Equipos Mecanicos, S.A. de C.V. (Tremec), among others. Below this group of companies reside numerous suppliers that either supply the OEMs directly or supply the Tier I companies. In all segments of the truck components and assemblies market, however, suppliers are under intense competitive pressure to improve product quality and to reduce capital expenditures, production costs and inventory levels. The customers for our specialty closure products consists primarily of operators and builders of oil and gas pipelines, which are also facing significant pressures to improve quality, reduce costs and defer capital expenditures.

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

Supply chain volatility has been the primary driver for disruptions in the electronics manufacturing market for the past several years, but conditions are expected to continue to improve in 2025. Semiconductor shortages, raw materials availability, and lead-times have all improved and are expected to further stabilize as the market continues to recover from disruptions in production and demand during the COVID pandemic.

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

Customer Concentration

Our five largest customers in 2024 were Northrop Grumman, Sistemas Automotrices de Mexico, S.A de C.V. (Sistemas), Detroit Diesel, SubCom, LLC (SubCom) and ADI, which in the aggregate accounted for 70% of net revenue. Our five largest customers in 2023 were Sistemas, Northrop Grumman, Detroit Diesel, SubCom and ADI, which in the aggregate accounted for 70% of net revenue. In 2024, Sistemas, Northrop Grumman, Detroit Diesel and ADI, represented approximately 23%, 21% and 11% of our net revenue, respectively. In 2023, Sistemas, Northrop Grumman, Detroit Diesel and ADI, represented approximately 22%, 17%, 13% and 10% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2024 or 2023.

Geographic Areas and Currency Fluctuations

Our operations are located in the U.S. and Mexico. Our Mexican subsidiary is a part of Sypris Technologies and manufactures and sells a number of products similar to those Sypris Technologies produces or previously produced in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have primarily impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. dollars. For each of the years ended December 31, 2024 and 2023, “other expense, net” included foreign currency translation losses of less than $0.3 million.

Net revenues from our Mexican operations were $53.3 million, or 38%, and $56.8 million, or 42%, of our consolidated net revenues in 2024 and 2023, respectively. In 2024, net income from our Mexican operations was $2.6 million, as compared to our consolidated net loss of $1.7 million. In 2023, net income from our Mexican operations was $1.9 million, as compared to our consolidated net loss of $1.6 million. You can find more information about our regional operating results, including our export sales, in Note 21 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Human Capital

As of December 31, 2024, we had a total of 713 employees, of which 557 were engaged in manufacturing, 16 were engaged in sales and marketing, 64 were engaged in engineering and 76 were engaged in administration. Approximately 356 of our employees were covered by collective bargaining agreements with various unions that expire on various dates through 2025.  Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. Although we believe overall that relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

We had a net loss of $1.7 million in 2024 and $1.6 million in 2023. We believe that we need to increase our revenues through new business generation in order to operate profitably. We are working to increase our revenues with new and existing customers. However, if we are not successful in maintaining or increasing our revenues, we may be unable to maintain the critical mass of capital investments or talented employees that are needed to succeed in our chosen markets or to maintain our existing facilities, which could result in restructuring or exit costs. As we work to expand our customers and our products, we must also effectively manage a more diverse production schedule to avoid slowing our production output. As we are awarded new products with new customers, we must onboard new operational processes in an effective and efficient manner. We cannot assure you that we will be successful in maintaining or increasing our revenues with new and existing customers to a level necessary to support our working capital requirements or to achieve profitability.

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

Our five largest customers in 2024 were Northrop Grumman, Sistemas, Detroit Diesel, SubCom and ADI, which in the aggregate accounted for 70% of net revenue. The loss of any of these customers or any other significant customer, or the renewal of business on less favorable terms, would have a material adverse impact on our business and results of operations. Due to our customer concentration, if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants or change their purchasing patterns, our business may be harmed.

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

The Company’s operating results can be adversely affected by inflation, changes in the cost or availability of labor, raw materials, energy, transportation and other necessary supplies and services, as well as the impact of proposed or imposed tariffs by the U.S. government on imports to the U.S. and/or the imposition of retaliatory tariffs by foreign countries.

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

The executive branch of the U.S. government is granted broad authority under Section 232 of the Trade Expansion Act of 1962, as amended, to restrict imports in the interest of national security by imposing tariffs. Tariffs imposed on imported steel and other goods and raw materials could raise the costs associated with manufacturing our products. In general, there can be no assurance that any price fluctuations relating to tariffs or trade restrictions will not reduce demand, slow production, delay shipments to our customers or increase our costs in the future, any of which could adversely affect our financial results. If tariffs are imposed on the products we manufacture or on our customers’ goods containing components sourced from us, our sales could be negatively impacted. Although we strive to collaborate with our customers to recover part of any increased costs and with our suppliers to mitigate costs related to tariffs, there's no guarantee that our financial performance will not be impacted by proposed or imposed tariffs or changes in trade policies.

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

Sypris Electronics serves as a contractor for large aerospace and defense companies such as Northrop Grumman, BAE Systems and Collins Aerospace, typically under federally funded programs, which represented approximately 36% and 31% of net revenue in 2024 and 2023, respectively.

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

As discussed below, the Company experienced a liquidity shortfall in 2024 and the first quarter of 2025. Suppliers may not sell to us given our liquidity position. If we are unable to purchase components from our suppliers, we may not be able to continue to service our customers which could adversely affect our financial position, results of operations and/or cash flows.

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

As reflected in the consolidated financial statements, the Company reported a net loss of $1.7 million and $1.6 million for the year ended December 31, 2024, and 2023, respectively and cash used in operations of $1.1 million for the year ended December 31, 2023. The Company’s net inventory increased significantly in 2023 primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash. As a result, the Company experienced a liquidity shortfall beginning in the fourth quarter of 2023 and is continuing to aggressively manage working capital to improve liquidity. The shipment delays also contributed to an increase in trade payable balances with certain suppliers during 2023 and early 2024, The Company successfully negotiated amended payment and other terms on the past due balances with certain suppliers during 2024 and is continuing to work with suppliers to improve terms and maintain consistency in its supply chain relationships. The Company received the benefit of additional loans of $2.5 million during year ended December 31, 2023, and $2.5 million during the year ended December 31, 2024 from Gill Family Capital Management, Inc. (“GFCM”), an entity controlled by the Gill family that beneficially owns approximately 14.2% of our common stock, to help the Company manage its liquidity during those periods. Additionally, during the first quarter of 2025, the Company and GFCM amended the secured promissory note (the “Note”) to increase the principal amount by $3.0 million to $12.0 million, extend the maturity dates for $2.0 million of the obligation to April 1, 2026, $2.0 million to April 1, 2027, $5.0 million to April 1, 2028 and $3.0 million to April 1, 2029 (see Note 12 to the consolidated financial statements in this Annual Report on Form 10-K).

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

The Company entered into a promissory note with BMO Harris Bank National Association (“BMO”), effective May 1, 2020, that provided for a loan in the amount of $3.6 million (the “PPP Loan”) pursuant to expansion of the Small Business Administration (“SBA”) 7(a) loan program (the “Paycheck Protection Program” or “PPP”), established under the Coronavirus Aid, Relief, and Economic Security Act.

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

As of December 31, 2024, we had collective bargaining agreements covering approximately 356 employees (all of which were in Sypris Technologies), or 50% of our total employees. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 26 employees expire within the next twelve months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees in Mexico represented approximately 46% of the Company’s workforce, or 330 employees as of December 31, 2024. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers as well as maintain good relations with our employees and labor unions. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

We have manufacturing operations located in Mexico. Excluding the cost of steel used in production, a significant portion of our operating expenses are denominated in the Mexican Peso. Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the currencies of our entities and the United States dollar, as well as inflationary costs, could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, payables and expenses of our Mexican operating entities. During the year ended December 31, 2024, the Company’s Sypris Technologies segment entered into Mexican Peso (“MXP”) put option contracts to manage a portion of the foreign currency exchange risk on forecasted expenses denominated in MXP. There can be no assurance the hedges will fully offset the financial impact resulting from movements in foreign currency exchange rates. Additionally, unexpected losses have occurred from increases in the value of the Mexican Peso relative to the United States dollar and further unexpected losses could occur, which could be material to our business, financial results, or operations.

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

Key personnel receive enhanced cybersecurity training regularly. Our IT team engages third-party vendors to assist with providing timely cybersecurity threat alerts in addition to monitoring cybersecurity threats and our defenses against cyberattacks. This monitoring includes the proactive identification of vulnerabilities in our systems with threat intelligence. The employees within our IT team who specialize in cybersecurity operations are responsible for coordinating and overseeing the activities of these third-party vendors.

Sypris has a managed service provider (MSP) for incident response of cybersecurity threats and cybersecurity incidents and is managed by the Chief Information Security Officer (“CISO”), who coordinates activities and monitors response performance. The CISO reports to the VP of Administration who prepares briefings to the Board of Directors, and other relevant committees. Our IT team evaluates security alerts received from our MSP, and any alert or threat that the MSP or the IT team identifies as a cybersecurity incident (such as a data security breach) is promptly escalated for further assessment and immediate remediation. Upon confirmation that a cybersecurity incident has occurred, our IT team will coordinate with our MSP and representatives from other internal departments, the VP of Administration, legal counsel and other service providers as needed. The VP of Administration directs the development of a coordinated response strategy, entailing risk containment, notification processes, system restoration, incident documentation and assessment.

The VP of Administration will notify the other members of our senior management team and the Chairman of the Finance and Audit Committee and the Independent Directors of our Board of Directors as needed.

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

Governance

Board of Directors and Board Committees. In accordance with our Guidelines on Corporate Governance, the Board of Directors, both directly and through its committees, oversees the proper functioning of our risk management process. In particular, the Audit and Finance Committee assists the Board in its oversight of management’s responsibility to assess, manage and mitigate risks associated with the Company’s business and operational activities, including data privacy and cybersecurity concerns. The Board and Committee each meet at regularly scheduled and special meetings throughout the year at which meetings management reports to the Board concerning the results of its risk management activities, as well as external factors that may change the levels of business risk to which we are exposed. Specifically, the Audit and Finance Committee receives regular updates from the VP of Administration, as often as necessary but at least once per year, with respect to our cybersecurity threats and responses to any cybersecurity incidents.

Management’s Responsibilities. Management has implemented risk management structures, policies and procedures, and manages our risk exposure on a day-to-day basis. Accordingly, management assesses and responds to cybersecurity threats as part of our ongoing risk assessment and as an internal control over financial reporting. The VP of Administration directs our cybersecurity operations and risk responses. The CISO, who has 30 years of IT architecture, infrastructure and operations experience working directly with the MSP. The CISO reports to the VP of Administration who has 30 years of experience in all facets of IT, business process and controls. The VP of Administration reports to the President, CEO and Chairman of the Board of the Company and reports regularly to the Audit Committee and to the full Board of Directors, providing insights into our cybersecurity posture, incidents, and remediation efforts. VP of Administration meets with the MSP at least once every quarter to review and assess cybersecurity incidents and non-incident threats (and response measures undertaken) to determine if any adjustment to our cybersecurity managed services is required.

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

Location	Segment (Market Served)	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:
Louisville, Kentucky		Lease (2034)	11,111
Manufacturing Facilities:
Louisville, Kentucky	Sypris Technologies (Oil & Gas Pipeline Components)	Own	57,000	ISO 9001 ASME Certified
Tampa, Florida	Sypris Electronics (Aerospace & Defense Electronics)	Lease (2027)	50,000	ISO 9001 AS 9100 NASA-STD-8739 IPC-A-610, Class 3 J-STD-001, Class 3 NADCAP accredited
Toluca, Mexico	Sypris Technologies (Truck Components and Oil & Gas Pipeline Components)	Lease (2026)	215,000	ISO 14001 TS 16949 ASME Certified Clean Industry Certified PED Certified

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at various of our facilities.

Certification/Specification	Description

AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

ASME Certified	Performance criteria determined by the American Society of Mechanical Engineers.

Clean Industry Certified	Mexican Environmental Protection Agency sponsored voluntary regulatory program for pollution control.

PED Certified	The Pressure Equipment Directive (PED) is a product directive issued by the European Community that sets the standards for the design, fabrication, installation, and use of pressure equipment.

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

As of March 15, 2025, there were 536 holders of record of our common stock. No cash dividends were declared during 2024 or 2023.

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. We do not anticipate paying dividends in 2025.

There were no shares of common stock repurchased during the three months ended December 31, 2024.

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

Economic Conditions

Our operations are impacted by global economic conditions, including inflationary increases of certain raw materials, as well as logistics, tariffs, transportation, utilities and labor costs, supply chain constraints and increased interest rates. While we have taken pricing actions and implemented transformation initiatives that we expect to improve productivity and offset these cost increases, we expect supply chain pressures and inflationary cost increases to continue throughout 2025, which may continue thereafter and could negatively impact our results of operations.

Sypris Technologies Outlook

Conditions have remained relatively stable for the North American Class 4-8 commercial vehicle market in addition to the automotive, sport utility vehicle and off-highway markets also served by Sypris Technologies. During 2024, production of Class 8 trucks in North America decreased 2% from 2023. According to industry publications, the outlook for 2025 is for continued weakened demand with production down 5% from 2024 levels driven by lower year-over-year freight volumes and rates, before rebounding 12% in 2026. We believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as the demand cycles for our products in these markets differs from the Class 8 commercial vehicle market, thereby reducing volatility in our revenue profile.

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

The electronic circuit card assembly industry is expected to experience steady growth in 2025, driven by increasing demand for advanced technologies, supply chain diversification, and continued strong government defense spending. Geopolitical factors, including ongoing U.S.-China trade tensions and regulatory shifts, are prompting companies to adopt supply chain resilience strategies, such as "friendshoring", nearshoring and onshoring that benefit domestic suppliers. Additionally, OEMs are expected to continue the trend of outsourcing lower-level electronic assemblies, while focusing on their core competencies of design and system integration. However, challenges such as labor cost fluctuations, raw material constraints, and evolving trade policies may impact operational efficiency and cost structures. Overall, the sector is positioned for growth, with companies focusing on technological innovation, strategic partnerships, and supply chain optimization to maintain competitiveness in a rapidly evolving defense and aerospace market. During 2023 and 2024, we announced new program awards and releases for Sypris Electronics, with certain programs continuing into 2026. In addition to contract awards from Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts for manufacturing services to the communication and navigation markets, which require our advanced capabilities for delivering products for complex, high cost of failure platforms.

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

The House and Senate continue the legislative process on the FY 2025 budget. The National Defense Authorization Act for Fiscal Year 2025, signed by the President on December 24, 2024, is consistent with the FY 2025 President’s Budget Request (PBR) and congressionally mandated budget caps established by the FRA with a topline of $849.8 billion. The House Appropriations Committee also marked its bill at this same level. The Senate Appropriations Committee, however, did not adhere to the FRA spending caps and marked budgets above the PBR, providing between a $21 billion and $25 billion increase over the PBR level.

Congress still needs to approve or revise the President’s FY 2025 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2025 budget process to conclude. In March 2025, the President signed a continuing resolution (CR) that extends government funding through September 30, 2025. The CR also provides flexibility for new starts on programs at the DoD, which are typically not allowed under CRs. Of note, the final version of the bill did not address the debt ceiling, which is set to expire mid-January 2025 and is expected to cause challenges at the start of the 119th Congressional negotiations. Once the debt ceiling is reached, Treasury may have to use extraordinary measures to prevent default. Treasury’s available cash and any extraordinary measures taken is expected to delay the risk of default for at least several months after the end of the first quarter of 2025. In the upcoming months, the new Congress will return to the task of funding the U.S. Government for the balance of FY 2025. Significant differences that must be resolved include the different allocations as noted above and policy matters that arose during consideration of the CR and the underlying bills.

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

Long-lived asset impairment. We perform periodic impairment analysis on our long-lived amortizable assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operations are unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review. The Company did not have any long-lived assets measured at fair value on a nonrecurring basis as of December 31, 2024 or 2023.

Pension Plan Funded Status. Our U.S. defined benefit pension plans are closed to new entrants and an there were no participants still accruing benefits under any of the plans in 2024. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Plan liabilities at December 31, 2024 are based upon a discount rate of 5.55% which reflects the Above Mean Mercer Yield Curve rate as of December 31, 2024 rounded to the nearest 5th basis point. Declining discount rates increase the present value of future pension obligations; a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $0.4 million. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward-looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of 3.45% for the Louisville Hourly Plan, 3.75% for the Marion Plan and 3.15% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2024 was appropriate. A change in the assumed rate of return on plan assets of 100 basis points would result in a $0.2 million change in the estimated 2025 pension expense.

At December 31, 2024, we have $7.1 million of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated Other Comprehensive Income and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants.

Based on the current funded status of our U.S. plans, we expect to contribute $0.4 million during 2025, which represents the minimum funding amounts required by federal law.

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

Results of Operations

We operate in two segments, Sypris Technologies and Sypris Electronics. The table presented below compares our segment and consolidated results of operations from 2024 to 2023. The table presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

				Year Over	Results as Percentage of
			Year Over	Year	Net Revenue for the
	Year Ended		Year	Percentage	Year Ended
	December 31,		Change	Change	December 31,
			Favorable	Favorable
	2024	2023	(Unfavorable)	(Unfavorable)	2024	2023
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$75,207	$77,920	$(2,713)	(3.5)%	53.7%	57.2%
Sypris Electronics	64,973	58,303	6,670	11.4	46.3	42.8
Total net revenue	140,180	136,223	3,957	2.9	100.0	100.0

Cost of sales:
Sypris Technologies	62,383	68,712	6,329	9.2	82.9	88.2
Sypris Electronics	57,907	50,263	(7,644)	(15.2)	89.1	86.2
Total cost of sales	120,290	118,975	(1,315)	(1.1)	85.8	87.3

Gross profit:
Sypris Technologies	12,824	9,208	3,616	39.3	17.1	11.8
Sypris Electronics	7,066	8,040	(974)	(12.1)	10.9	13.8
Total gross profit	19,890	17,248	2,642	15.3	14.2	12.7

Selling, general and administrative	16,963	16,279	(684)	(4.2)	12.1	12.0

Operating income	2,927	969	1,958	202.1	2.1	0.7

Interest expense, net	1,684	777	(907)	(116.7)	1.2	0.6
Other expense, net	1,217	1,125	(92)	(8.2)	0.9	0.8

Income (loss) before income taxes	26	(933)	959	NM	0.0	(0.7)

Income tax expense, net	1,706	663	(1,043)	(157.3)	1.2	0.5

Net loss	$(1,680)	$(1,596)	$(84)	(5.3)	(1.2)%	(1.2)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies decreased $2.7 million from the prior year to $75.2 million in 2024. The net revenue decrease was primarily attributable to decreased sales volumes of $2.4 million attributable to the commercial vehicle market, $1.1 million from the automotive, sport utility vehicle and off-highway markets, partially offset by a $0.8 million increase in energy product sales.  Revenue for Sypris Technologies is expected to decrease slightly in 2025, due to the anticipated decline in the commercial vehicle market, partially offset by higher energy component sales and new program expansion with existing customers in the commercial vehicle market.  Additionally, Sypris Technologies began operating under a sub-maquiladora services agreement with one of its customers in Mexico early in 2025.  As a result, the customer retains ownership of the inventory, and revenue will be recognized on the value-add portion only.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $6.7 million to $65.0 million in 2024. The increase in revenue for the year ended December 31, 2024 was primarily related to the ramping of production during the year a follow-on program and shipments on several new programs that began shipping in 2024. This was partially offset by a decrease in sales to customers serving the communications market. The order backlog for Sypris Electronics is expected to support an increase in revenue during 2025.

Gross Profit. Sypris Technologies’ gross profit increased $3.6 million to $12.8 million in 2024 as compared to $9.2 million in the prior year due to the favorable impact of foreign exchange rates and reduced operating supply spend and lower equipment maintenance expenses for our Mexican subsidiary and an improved mix of our higher-margin energy products for the current year.

Sypris Electronics’ gross profit decreased $0.9 million to $7.1 million as compared to $8.0 million in the prior year. The decrease in gross profit for the year ended December 31, 2024 was primarily a result of an unfavorable mix of programs and a high amount of unusable inventory on two programs that ramped production during the year. Additionally, Sypris Electronics incurred additional costs for scope modifications on a new contract during 2024. The Company submitted a $0.6 million request for equitable adjustment (“REA”) during the first quarter of 2025 to offset some of these incurred costs. The REA was finalized during the first quarter of 2025. No amount was recorded as revenue for the REA during 2024. The expected increase in revenue during 2025 attributable to order backlog is expected to favorably impact overhead absorption and the contribution margin from higher volumes is further expected to generate gross profit expansion.

Selling, General and Administrative. Selling, general and administrative expense increased $0.7 million to $17.0 million in 2024 as compared to $16.3 million in 2023. The increase in selling general and administrative expense for the year ended December 31, 2024 was primarily as a result of experienced higher employee medical insurance claim expense during 2024. Additionally, selling, general and administrative expenses increased as a result of an increase in headcount to support the increase in volumes for Sypris Electronics and increased insurance costs. Selling, general and administrative expense increased as a percentage of revenue to 12.1% for the year ended December 31, 2024 from 12.0% for the year ended December 31, 2023.

Interest Expense, Net. Interest expense for the year ended December 31, 2024 increased $0.9 million due to an increase in the weighted average debt outstanding and an increase in the weighted average interest rate. Our weighed average debt outstanding under the Note increased to $8.7 million during 2024 from $5.0 million during 2023. The weighted average interest rate increased to 9.2% in 2024 from 8.7% in 2023. Additionally, the interest expense, net for the year ended December 31, 2024 included $0.6 million incurred on extended terms on certain accounts payable for Sypris Electronics.

Other Expense, Net. Other expense, net, was $1.2 million in 2024 as compared to $1.1 million for 2023. During the year ended December 31, 2024, the Company recognized pension related expense of $0.8 million. Foreign currency related expenses were not material for the year ended December 31, 2024.

During the year ended December 31, 2023, the Company recognized pension expense of $1.0 million. Foreign currency related expenses were not material for the year ended December 31, 2023.

Income Taxes. The 2024 income tax provision consists of current tax expense of $1.5 million and deferred tax expense of $0.2 million. The 2023 income tax provision consists of current tax expense of $0.6 million and deferred tax expense of $0.1 million. The current tax expense in 2024 and 2023 includes taxes accrued by our Mexican subsidiary and domestic state income taxes and adjustments. The 2024 and 2023 deferred tax expense includes net changes in the foreign deferred tax assets during the year.

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

Liquidity and Capital Resources

As reflected in the consolidated financial statements, the Company reported a net loss of $1.7 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively, and cash used in operating activities of $11.1 million for the year ended December 31, 2023. The Company’s net inventory increased significantly in 2023, primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash. As a result, the Company experienced a liquidity shortfall beginning in the fourth quarter of 2023, and the Company is continuing to aggressively manage working capital to improve liquidity. The shipment delays also contributed to an increase in trade payable balances with certain suppliers during 2023 and early 2024. The Company successfully negotiated amended payment and other terms on the past due balances with certain suppliers during 2024 and is continuing to work with suppliers to improve terms and maintain consistency in its supply chain relationships. The Company received the benefit of additional loans of $2.5 million during the year ended December 31, 2024 and $2.5 million during the year ended December 31, 2023 from GFCM to help the Company manage its liquidity during those periods. This additional $5.0 million loaned to the Company by GFCM in the fourth quarter of 2023 and the first quarter of 2024 was approved by the Audit Committee and provided the Company necessary liquidity. Additionally, during the first quarter of 2025, the Company and GFCM amended the Note to increase the principal amount by $3.0 million to $12.0 million, extend the maturity dates for $2.0 million of the obligation to April 1, 2026, $2.0 million to April 1, 2027, $5.0 million to April 1, 2028 and $3.0 million to April 1, 2029 (see Note 12 to the consolidated financial statements in this Annual Report on Form 10-K).

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

Cash Balance. At December 31, 2024, we had approximately $9.7 million of cash and cash equivalents, of which $4.0 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as capital expenditures, for at least the next twelve months. Significant changes from our current forecasts, including, but not limited to: (i) meaningful shortfalls in our projected revenues, (ii) unexpected costs or expenses, and/or (iii) operating difficulties which cause unexpected delays in scheduled shipments, could require us to seek additional financing or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. And as noted above, additional financing may not be available to us.

Material Cash Requirements

Gill Family Capital Management Note. The Company has received the benefit of loans from GFCM in the form of secured promissory note obligations totaling $9.0 million in principal as of December 31, 2024 and $6.5 million as of December 31, 2023. GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

During the year ended December 31, 2024, the Company and GFCM amended the Note to, among other things: (i) increase the principal amount by $2.5 million to $9.0 million, (ii) extend the maturity dates for $2.0 million of the obligation to April 1, 2025, $2.0 million to April 1, 2026 and the balance to April 1, 2027, and (iii) allow for the deferral of payment for up to 60% of the interest due on the Note to April 1, 2025. During the first quarter of 2025, the Company further amended the Note to increase the principal amount by $3.0 million with a maturity date of April 1, 2029, extend the maturity dates on all tranches by one year and allow for the continued deferral of payment for up to 100% of the interest due on the Note to April 1, 2026. Interest on the Note is payable quarterly, and the rate is reset on April 1 of each year at the greater of 8% or 500 basis points above the five-year Treasury note average during the previous 90-day period. The additional amounts loaned to the Company in 2024 and 2025, were approved by the Audit Committee and provided the Company necessary liquidity.

The Note provides for a first security interest in substantially all of the Company’s assets, including those in Mexico (see Note 12 to the consolidated financial statements in this Annual Report on Form 10-K).

Finance Lease Obligations. As of December 31, 2024, the Company had $2.2 million outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2028 and a weighted average interest rate of 8.7%.

Equipment Financing Obligations. As of December 31, 2024, the Company had $1.3 million outstanding under equipment financing facilities, with payments due through 2028, and a weighted average interest rate of 6.7%.

Purchase Commitments. We had purchase commitments totaling approximately $29.7 million at December 31, 2024, primarily for inventory, which are due through 2026.

Cash Flows from Operating, Investing and Financing Activities

Operating Activities. Net cash provided by operating activities was $2.0 million in 2024, as compared to cash used of $11.1 million in 2023. The aggregate increase in accounts receivable in 2024 resulted in a usage of cash of $1.8 million as a result of an early payment from a Sypris Technologies customer in the prior year, which was not repeated in 2024. The decrease in inventory in 2024 resulted in a source of cash of $9.1 million. The decrease in inventory was primarily as a result of a ramp up of shipments within Sypris Electronics and the reflection of our strategic inventory management efforts. Accounts payable decreased during 2024, resulting in a use of cash of $8.2 million. This change in accounts payable was driven by an effort within Sypris Electronics to pay down past due receivables and reduce inventory purchases during the period. Prepaid expenses and other current assets increased during 2024 resulting in a cash use of $1.9 million primarily as a result of increased contract assets and capitalized costs associated with programs in the startup phase of production at Sypris Electronics in addition to increased VAT taxes refundable in Mexico.

Investing Activities. Net cash used in investing activities was comprised of capital expenditures of $1.1 million and $2.1 million in 2024 and 2023, respectively.

Financing Activities. Net cash provided by financing activities was $0.8 million in 2024 as compared to net cash used of $0.6 million in 2023. Net cash used in financing activities in 2024 was comprised of proceeds from the Note of $2.5 million and proceeds from equipment financing obligations of $0.4 million, partially offset by payments on finance leases and equipment financing obligations of $2.0 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation. Net cash used in financing activities in 2023 included principal payments on finance lease and equipment financing obligations of $1.7 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation. This was partially offset by proceeds from a working capital line of credit in Mexico of $0.5 million and $0.7 million in proceeds received from equipment financing obligations.

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

SYPRIS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Sypris Solutions, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Francisco, California

March 27, 2025

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year ended December 31,
	2024	2023

Net revenue	$140,180	$136,223
Cost of sales	120,290	118,975

Gross profit	19,890	17,248

Selling, general and administrative	16,963	16,279

Operating income	2,927	969

Interest expense, net	1,684	777
Other expense, net	1,217	1,125

Income (loss) before income taxes	26	(933)

Income tax expense, net	1,706	663

Net loss	$(1,680)	$(1,596)

Loss per common share:
Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)

Cash dividends per common share	$0.00	$0.00

Weighted average shares outstanding:
Basic	22,043	21,876
Diluted	22,043	21,876

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year ended December 31,
	2024	2023

Net loss	$(1,680)	$(1,596)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(3,588)	2,589
Employee benefit related, net of tax	1,638	1,189

Other comprehensive (loss) income	(1,950)	3,778

Comprehensive (loss) income	$(3,630)	$2,182

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$9,675	$7,881
Accounts receivable, net	10,593	8,929
Inventory, net	66,680	77,314
Other current assets	11,070	9,743
Total current assets	98,018	103,867

Property, plant and equipment, net	13,299	17,133
Operating lease right-of-use assets	3,749	3,309
Other assets	4,310	5,033
Total assets	$119,376	$129,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,428	$26,737
Accrued liabilities	57,639	56,232
Operating lease liabilities, current portion	906	1,068
Finance lease obligations, current portion	1,507	1,327
Equipment financing obligations, current portion	481	618
Working capital line of credit	500	500
Total current liabilities	79,461	86,482

Operating lease obligations, net of current portion	3,251	2,642
Finance lease obligations, net of current portion	735	1,852
Equipment financing obligations, net of current portion	852	1,333
Note payable – related party	8,986	6,484
Other liabilities	6,510	8,082
Total liabilities	99,795	106,875

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 23,041,523 shares issued and 23,020,010 outstanding in 2024 and 22,465,484 shares issued and 22,459,649 outstanding in 2023	230	224
Additional paid-in capital	156,980	156,242
Accumulated deficit	(118,612)	(116,932)
Accumulated other comprehensive loss	(19,017)	(17,067)
Treasury stock, 21,513 in 2024 and 5,835 shares in 2023.	0	0
Total stockholders’ equity	19,581	22,467
Total liabilities and stockholders’ equity	$119,376	$129,342

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,680)	$(1,596)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,181	3,259
Deferred income taxes	232	54
Non-cash compensation	868	813
Deferred loan costs amortized	8	3
Provision for excess and obsolete inventory	593	(167)
Non-cash lease expense	1,160	942
Other noncash items	414	(56)
Contributions to pension plans	(712)	(16)
Changes in operating assets and liabilities:
Accounts receivable	(1,826)	(1,096)
Inventory	9,129	(34,693)
Prepaid expenses and other assets	(1,934)	(1,105)
Accounts payable	(8,163)	8,984
Accrued and other liabilities	734	13,585
Net cash provided by (used in) operating activities	2,004	(11,089)

Cash flows from investing activities:
Capital expenditures	(1,083)	(2,139)
Proceeds from sale of assets	24	0
Net cash used in investing activities	(1,059)	(2,139)

Cash flows from financing activities:
Proceeds from equipment financing obligations	430	710
Proceeds from working capital line of credit	0	500
Proceeds from Note Payable – related party	2,500	2,500
Principal payments on finance lease obligations	(1,366)	(1,168)
Principal payments on equipment financing obligations	(618)	(551)
Principal payments on Note Payable – related party	0	(2,500)
Indirect repurchase of shares for minimum statutory tax withholdings	(126)	(105)
Net cash provided by (used in) financing activities	820	(614)
Effect of exchange rate changes on cash balances	29	75
Net increase (decrease) in cash and cash equivalents	1,794	(13,767)
Cash and cash equivalents at beginning of year	7,881	21,648
Cash and cash equivalents at end of year	$9,675	$7,881

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Fixed assets obtained in exchange for finance lease and equipment financing obligations	$0	$1,365

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2023 balance	22,175,645	$221	$155,535	$(115,336)	$(20,845)	$0
Net loss	0	0	0	(1,596)	0	0
Employee benefit related, net of tax	0	0	0	0	1,189	0
Foreign currency translation adjustment, net of tax	0	0	0	0	2,589	0
Restricted common stock grant	160,000	2	(2)	0	0	0
Noncash compensation	60,000	0	813	0	0	0
Exercise of stock options	106,504	1	(105)	0	0	0
Treasury stock	(42,500)	0	1	0	0	0
December 31, 2023 balance	22,459,649	$224	$156,242	$(116,932)	$(17,067)	$0

Net loss	0	0	0	(1,680)	0	0
Employee benefit related, net of tax	0	0	0	0	1,638	0
Foreign currency translation adjustment, net of tax	0	0	0	0	(3,588)	0
Restricted common stock grant	602,500	5	(5)	0	0	0
Noncash compensation	15,000	0	868	0	0	0
Exercise of stock options	75,126	1	(34)	0	0	0
Treasury stock	(132,265)	0	(91)	0	0	0
December 31, 2024 balance	23,020,010	$230	$156,980	$(118,612)	$(19,017)	$0

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2024 and 2023, was $850,000 and $805,000, respectively. The Company’s warranty expense for the years ended December 31, 2024 and 2023 was $435,000 and $350,000, respectively.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America and Mexico, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 37% of accounts receivable outstanding at December 31, 2024 was due from three customers. More specifically, Sisamex, SubCom and Detroit Diesel comprise 14%, 12% and 11%, respectively, of December 31, 2024 outstanding accounts receivable. Approximately 31% of accounts receivable outstanding at December 31, 2023 was due from two customers. More specifically, SubCom and Gastech Engineering, LLC comprise 16% and 14%, respectively, of December 31, 2023 outstanding accounts receivable. No other single customer accounted for more than 10% of the Company’s total accounts receivable as of December 31, 2024 or 2023.

The Company’s largest customers for the year ended December 31, 2024 were Northrop Grumman, Sistemas, and Detroit Diesel, which represented approximately 23%, 21%, and 11%, respectively, of the Company’s total net revenue. Detroit Diesel and Sistemas are both customers within the Sypris Technologies segment and Northrop Grumman and SubCom are customers within the Sypris Electronics segment. The Company’s largest customers for the year ended December 31, 2023 were Sistemas, Northrop Grumman, Detroit Diesel, and SubCom, which represented approximately 22%, 17%, 13% and 10%, respectively, of the Company’s total net revenue. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2024 or 2023.

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

Collective Bargaining Agreements

Approximately 356, or 50% of the Company’s employees, all within Sypris Technologies, were covered by collective bargaining agreements as of December 31, 2024. Excluding certain Mexico employees covered under an annually ratified agreement, collective bargaining agreements covering 26 employees expire within the next twelve months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees represented approximately 46% of the Company’s workforce, or 330 employees as of December 31, 2024.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280). The guidance requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. We adopted the new standard effective December 31, 2024. As a result, we have enhanced our segment disclosures to include the disclosure of our CODM. The adoption of this ASU affects only our disclosures, with no impacts to our financial condition and results of operations.

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

Liquidity

As reflected in the consolidated financial statements, the Company reported a net loss of $1,680,000 and $1,596,000 for the years ended December 31, 2024 and 2023, respectively, and cash used in operating activities of $11,089,000 for the year ended December 31, 2023. The Company’s net inventory increased significantly in 2023, primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash. As a result, the Company experienced a liquidity shortfall beginning in the fourth quarter of 2023 and at various times during 2024 and into 2025. The shipment delays also contributed to an increase in trade payable balances with certain suppliers during 2023, which the Company was able to successfully negotiate amended payment and other terms on the past due balances.

The Company received the benefit of additional loans of $2,500,000 during the year ended December 31, 2024 and $2,000,000 during the year ended December 31, 2023 from GFCM to help the Company manage its liquidity during those periods. This additional $5,000,000 loaned to the Company by GFCM in the fourth quarter of 2023 and the first quarter of 2024 was approved by the Audit Committee and provided the Company necessary liquidity. Additionally, during the first quarter of 2025, the Company and GFCM amended the Note to increase the principal amount by $3,000,000 with a maturity date of April 1, 2029, extend the maturity dates for $2,000,000 of the obligation to April 1, 2026, $2,000,000 to April 1, 2027 and $5,000,000 to April 1, 2028 (see Note 22).

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

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of December 31, 2024, total right-of-use assets and operating lease liabilities were approximately $3,749,000 and $4,157,000, respectively. As of December 31, 2023, total right-of-use assets and operating lease liabilities were approximately $3,309,000 and $3,710,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the year ended December 31, 2024 and 2023.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents information related to lease expense for the year ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Finance lease expense
Amortization expense	$648	$757
Interest expense	244	284
Operating lease expense	1,295	1,402
Variable lease expense	348	367
Total lease expense	$2,535	$2,810

The following table presents supplemental cash flow information related to leases (in thousands):

	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,666	$1,776
Operating cash flows from finance leases	244	284
Financing cash flows from finance leases	1,366	1,168

The annual future minimum lease payments as of December 31, 2024 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,212	$1,645
12 to 24 months	1,124	614
24 to 36 months	1,113	127
36 to 48 months	277	60
48 to 60 months	284	0
Thereafter	1,304	0
Total lease payments	5,314	2,446
Less imputed interest	(1,157)	(204)
Total	$4,157	$2,242

The following table presents certain information related to lease terms and discount rates for leases as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	5.2	3.6
Finance leases	1.7	2.2

Weighted-average discount rate (percentage):
Operating leases	8.4	8.0
Finance leases	8.7	8.8

(3)	Revenue from Contracts with Customers

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

Some of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $84,344,000 of remaining performance obligations as of December 31, 2024, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 82% of our remaining performance obligations as revenue in 2025 and the balance in 2026.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Sypris Technologies – transferred point in time	$75,207	$77,920
Sypris Electronics – transferred point in time	13,878	15,463
Sypris Electronics – transferred over time	51,095	42,840
Net revenue	$140,180	$136,223

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of December 31, 2024 and 2023 were $4,663,000 and $4,638,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of December 31, 2024, the contract liabilities balance was $54,375,000, of which $50,430,000 was included within accrued liabilities and $3,945,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2023, the contract liabilities balance was $53,537,000, of which $49,738,000 was included within accrued liabilities and $3,799,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $25,327,000 and $19,919,000 during the years ended December 31, 2024 and 2023, respectively.

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

The Company recognized other expense of $1,217,000 during the year ended December 31, 2024, which included pension expense of $795,000 and foreign currency related expenses of $300,000.

The Company recognized other expense of $1,125,000 during the year ended December 31, 2023, which included pension expense of $1,036,000. Foreign currency related expenses were not material for the year ended December 31, 2023.

(5)	Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2024	2023
Commercial	$10,679	$9,235
Allowance for credit losses	(86)	(306)
Accounts receivable, net	$10,593	$8,929

(6)	Inventory

Inventory consists of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$58,733	$67,962
Work in process	8,629	9,027
Finished goods	1,562	1,974
Reserve for excess and obsolete inventory	(2,244)	(1,649)
Inventory, net	$66,680	$77,314

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(7)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$3,947	$1,405
Contract assets	4,663	4,638
Other	2,460	3,700
Other current assets	$11,070	$9,743

Included in other current assets are income and VAT taxes refundable, tools, spare parts and other items, none of which exceed 5% of total current assets.

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2024	2023
Land and land improvements	$43	$43
Buildings and building improvements	7,781	8,507
Machinery, equipment, furniture and fixtures	67,636	74,588
Construction in progress	870	863
	76,330	84,001
Accumulated depreciation	(63,031)	(66,868)
Property plant and equipment, net	$13,299	$17,133

Depreciation expense, including amortization of assets recorded under finance leases, totaled approximately $3,181,000 and $3,259,000 for the years ended December 31, 2024 and 2023, respectively. Capital expenditures included in accounts payable or accrued liabilities were not material as of December 31, 2024 and 2023, respectively.

Included within property, plant and equipment were assets under finance leases as follows (in thousands):

	December 31,
	2024	2023
Buildings and building improvements	$2,908	$3,490
Machinery, equipment, furniture and fixtures	4,002	4,046
	6,910	7,536
Accumulated depreciation	(3,610)	(3,799)
Net	$3,300	$3,737

(9)	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2024	2023
Long-term spare parts	$399	$598
Long-term deposits	280	280
Pension asset	994	849
Deferred tax asset, net	2,047	2,657
Other	590	649
Other assets	$4,310	$5,033

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(10)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Salaries, wages, employment taxes and withholdings	$1,885	$1,994
Employee benefit plans	1,523	2,024
Accrued professional fees	793	764
Income, property and other taxes	875	300
Contract liabilities – short term	50,430	49,738
Deferred gain from sale-leaseback	291	349
Other	1,842	1,063
Accrued liabilities	$57,639	$56,232

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, accrued interest, and other items, none of which exceed 5% of total current liabilities.

(11)	Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Noncurrent pension liability	$2,517	$3,823
Deferred gain from sale leaseback	48	407
Contract liabilities – long-term	3,945	3,799
Other	0	53
Other liabilities	$6,510	$8,082

(12)	Debt

Long-term obligations consists of the following (in thousands):

	December 31,
	2024	2023
Current:
Finance lease obligation, current portion	$1,507	$1,327
Equipment financing obligations, current portion	481	618
Working capital line of credit	500	500
Current portion of long-term debt and finance lease obligations	$2,488	$2,445
Long-Term:
Finance lease obligations	$735	$1,852
Equipment financing obligations	852	1,333
Note payable – related party	9,000	6,500
Less unamortized debt issuance and modification costs	(14)	(16)
Long-term debt and finance lease obligations, net of unamortized debt costs	$10,573	$9,669

The Company had no capitalized interest in 2024 or 2023.

Note Payable – Related Party

The Company has received the benefit of loans from GFCM in the form of secured promissory note obligations totaling $9,000,000 in principal as of December 31, 2024 and $6,500,000 as of December 31, 2023 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

During the year ended December 31, 2024, the Company and GFCM amended the Note to, among other things: (i) increase the principal amount by $2,500,000 to $9,000,000, (ii) extend the maturity dates for $2,000,000 of the obligation to April 1, 2025, $2,000,000 to April 1, 2026 and the balance to April 1, 2027, and (iii) allow for the deferral of payment for up to 60% of the interest due on the Note to April 1, 2025. During the first quarter of 2025, the Company further amended the Note to increase the principal amount by $3,000,000 with a maturity date of April 1, 2029, extend the maturity dates on all tranches by one year and allow for the continued deferral of payment for up to 100% of the interest due on the Note to April 1, 2026. Interest on the Note is payable quarterly, and the rate is reset on April 1 of each year at the greater of 8% or 500 basis points above the five-year Treasury note average during the previous 90-day period. This additional $2,500,000 loaned to the Company during 2024 and $3,000,000 loaned during the first quarter of 2025 was approved by the Audit Committee and provided the Company necessary liquidity (see Note 22).

The weighted average interest rate for the Note as of December 31, 2024 and 2023 was 9.2% and 8.7%, respectively. Interest paid on the Note during the years ended December 31, 2024 and 2023 totaled approximately $283,000 and $479,000, respectively.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Finance Lease Obligations

As of December 31, 2024, the Company had $2,242,000 outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2028 and a weighted average interest rate of 8.7%.

Equipment Financing Obligations

As of December 31, 2024, the Company had $1,333,000 outstanding under equipment financing facilities, with a weighted average interest rate of 6.7% and payments due through 2028. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$557
12 to 24 months	461
24 to 36 months	349
36 to 48 months	110
48 to 60 months	0
Thereafter	0
Total payments	1,477
Less imputed interest	(144)
Total equipment financing obligations	$1,333

(13)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2024 approximates fair value, and is based upon a market approach (Level 2).

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

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table details the components of pension (income) expense (in thousands):

	Year ended December 31,
	2024	2023
Service cost	$0	$0
Interest cost on projected benefit obligation	1,095	1,236
Net amortization of actuarial loss	440	526
Expected return on plan assets	(740)	(726)
Net periodic benefit cost	$795	$1,036

The net periodic cost of the defined benefit pension plans incurred during the years ended December 31, 2024 and 2023 is included in other (income) expense, net in the accompanying consolidated statements of operations. The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

December 31,
2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$23,588	$24,791
Service cost	0	0
Interest cost	1,095	1,236
Actuarial loss	(1,541)	(54)
Benefits paid	(2,248)	(2,385)
Benefit obligation at end of year	$20,894	$23,588
Change in plan assets:
Fair value of plan assets at beginning of year	$21,808	$22,843
Actual return on plan assets	428	1,334
Company contributions	712	16
Benefits paid	(2,248)	(2,385)
Fair value of plan assets at end of year	$20,700	$21,808

Underfunded status of the plans	$(194)	$(1,780)

Balance sheet assets (liabilities):
Other assets	$994	$849
Accrued liabilities	(396)	(922)
Other liabilities	(792)	(1,707)
Net amount recognized	$(194)	$(1,780)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$14,778	$16,654
Accumulated benefit obligation	14,778	16,654
Fair value of plan assets	13,591	14,026

Projected benefit obligation and net periodic pension cost assumptions:
Discount rate – projected benefit obligation	5.55%	5.10%
Discount rate – net periodic pension cost	5.10	5.40
Rate of compensation increase	N/A	N/A
Expected long-term rate of return on plan assets	3.15	–	3.75	2.95	–	3.55

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2024	2023
Weighted average asset allocation:
Equity securities	16%	17%
Debt securities	84	83
Other	0	0
Total	100%	100%

The fair values of our pension plan assets as of December 31, 2024 are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset categories
Cash and cash equivalents	$2,245	$0
Equity securities:		0
U.S. Large Cap	2,171	0
U.S. Mid Cap	337	0
U.S. Small Cap	124	0
World Equity	739	0
Fixed income securities	4,765	10,319
Total Plan Assets	$10,381	$10,319

The fair values of our pension plan assets as of December 31, 2023 are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset categories
Cash and cash equivalents	$2,222	$0
Equity securities:		0
U.S. Large Cap	2,354	0
U.S. Mid Cap	301	0
U.S. Small Cap	175	0
World Equity	873	0
Fixed income securities	4,703	11,180
Total Plan Assets	$10,628	$11,180

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

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2024 is $396,000, which represents the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2024 and 2023 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 0-55%, fixed income securities ranging 35-100% and non-traditional/other of 0-10% of total investments.

When establishing the expected long-term rate of return on our U.S. pension plan assets, the Company considered historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, the Company concluded that the use of 3.45% for the Louisville Hourly Plan, 3.75% for the Marion Plan and 3.15% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2024 was appropriate.

Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated other comprehensive loss and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants. Accumulated other comprehensive loss at December 31, 2024 includes $7,093,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost. The actual loss reclassified from accumulated other comprehensive loss for 2024 and 2023 was $440,000 and $526,000, respectively.

At December 31, 2024, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2025	$2,239
2026	2,158
2027	2,087
2028	2,010
2029	1,942
2030-2034	8,509
Total	$18,945

The Company sponsors a defined contribution plan (the “Defined Contribution Plan”) for substantially all domestic employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions up to 3% and provide discretionary contributions. In connection with the matching contributions, the Company recognized compensation expense of approximately $570,000 and $486,000 in 2024 and 2023, respectively.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans totaled approximately $364,000 and $348,000 in 2024 and 2023, respectively. The aggregate benefit plan obligations of these plans, which are unfunded, were $1,725,000 and $2,116,000 as of December 31, 2024 and 2023 were included within other liabilities in the accompanying consolidated balance sheets.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(15)	Commitments and Contingencies

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to purchase inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $29,742,000 as of December 31, 2024, of which $28,671,000 is for purchases to be made in 2025 and $1,071,000 is for purchases to be made in 2026.

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

The Company has various current and previously owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and is under development by the purchaser. As of December 31, 2024 and 2023, no amounts were accrued for any environmental matters. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

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

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company’s stock compensation program provides for the grant of restricted stock (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 3,476,021 shares were registered for issuance under the 2015 Omnibus Plan. On May 12, 2020, the 2015 Omnibus Plan was replaced with the 2020 Omnibus Plan. A total of 4,596,271 shares were registered for issuance under the 2020 Omnibus Plan. Additionally, awards under the 2015 Omnibus Plan that are cancelled without having been fully exercised or vested are available again for new awards under the 2020 Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2024 and 2023 was 1,849,021 and 2,376,021, respectively.

The 2020 Omnibus Plan provides for restrictions which lapse after three years. During the restricted period, which is commensurate with each vesting period, the recipient has the right to receive dividends and voting rights for the shares. Generally, if a recipient leaves the Company before the end of the restricted period or if performance requirements, if any, are not met, the shares will be forfeited.

Under the plans, the Company may grant options to purchase common stock to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Stock option grants under the 2020 Omnibus Plan include a five-year life along with vesting after three years of service.

Compensation expense is measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. Fair value for restricted shares is equal to the stock price on the date of grant, while the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical Company and industry data to estimate the expected price volatility. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, the Company uses the simplified method to estimate the expected term. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The dividend yield is assumed to be zero as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Forfeitures are recorded as they occur. Stock based compensation expense of $868,000 and $813,000 has been recorded in selling, general and administrative expense in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Year ended December 31,
	2024	2023
Expected life (years)	4.0	4.3
Expected volatility	81.7%	85.1%
Risk-free interest rates	4.76%	4.23%
Expected dividend yield	0%	0%

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of the restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Nonvested shares at January 1, 2023	395,000	$2.88
Granted	160,000	1.97
Vested	0	0
Forfeited	(42,500)	2.29
Nonvested shares at December 31, 2023	512,500	2.64
Granted	617,500	1.66
Vested	(165,000)	3.03
Forfeited	(82,000)	2.71
Nonvested shares at December 31, 2024	883,000	$1.87	1.8	$1,571,740

The total fair value of shares vested during 2024 was $304,000. There were no shares that vested during 2023.

The following table summarizes option activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,031,850	$1.31
Granted	372,750	1.97
Exercised	(525,600)	1.41
Forfeited	(32,250)	1.31
Expired	(22,500)	1.50
Outstanding at December 31, 2023	1,824,250	1.41
Granted	394,000	1.64
Exercised	(226,500)	0.90
Forfeited	0	0
Expired	(402,500)	1.06
Outstanding at December 31, 2024	1,589,250	$1.63	2.52	$570,520
Exercisable at December 31, 2024	563,700	$0.95	0.52	$511,200

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the years ended December 31, 2024 and 2023 was $1.02 and $1.26 per share, respectively. There were 226,500 options exercised in 2024 with an intrinsic value of $153,000. There were 525,600 options exercised in 2023 with an intrinsic value of $312,000.

As of December 31, 2024, there was $1,432,000 of total unrecognized compensation cost related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of option shares vested during the years ended December 31, 2024 and 2023 was $60,000 and $268,000, respectively.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(17)	Stockholders’ Equity

As of December 31, 2024 and 2023, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in accordance with the terms of our stockholder rights plan, which expired in October 2011. There are no shares of Series A Preferred Stock currently outstanding, and there are no current plans to issue any such shares.

The holders of our common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2024	2023
Foreign currency translation adjustments, net of tax	$(11,457)	$(7,869)
Employee benefit related adjustments – U.S, net of tax	(7,612)	(9,281)
Employee benefit related adjustments – Mexico, net of tax	52	83
Accumulated other comprehensive loss	$(19,017)	$(17,067)

Changes in each component of accumulated other comprehensive loss consisted of the following:

	Foreign Currency Translation	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance at January 1, 2023	$(10,458)	$(10,387)	$(20,845)
Currency translation adjustments, net of tax	2,589	0	2,589
Net actuarial gain for the year, net of tax	0	663	663
Amortization for the year, net of tax	0	526	526
Balance at December 31, 2023	$(7,869)	$(9,198)	$(17,067)
Currency translation adjustments, net of tax	(3,588)	0	(3,588)
Net actuarial gain for the year, net of tax	0	1,198	1,198
Amortization for the year, net of tax	0	440	440
Balance at December 31, 2024	$(11,457)	$(7,560)	$(19,017)

(18)	Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2024	2023
Domestic	$(4,286)	$(3,527)
Foreign	4,312	2,594
Total	$26	$(933)

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of income tax expense, net are as follows (in thousands):

	Year ended December 31,
	2024	2023
Current:
Federal	$0	$0
State	9	10
Foreign	1,465	599
Total current income tax expense	1,474	609

Deferred:
Federal	0	0
State	0	0
Foreign	232	54
Total deferred income tax expense	232	54
Income tax expense, net	$1,706	$663

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

The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Tax Act”) require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company is subject to incremental U.S. tax on GILTI income due to expense allocations required by the U.S. foreign tax credit rules. The Company has elected to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements.

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2024 and 2023 totaled $9,000 and $10,000, respectively. There were no state income tax refunds received in the U.S. during 2024 or 2023. Foreign income taxes paid during 2024 and 2023 totaled $395,000 and $566,000. There were no foreign refunds received in 2024 and 2023. There were no federal taxes paid in 2024 and 2023. There were no federal refunds received in 2024 or 2023. At December 31, 2024, the Company had $151,672,000 of federal net operating loss carryforwards available to offset future federal taxable income. The pre-2018 federal net operating loss carryforwards of $135,108,000 expire in various amounts from 2026 to 2037. Federal net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward period as part of the Tax Act. The indefinite lived net operating loss carryforwards as of December 31, 2024 are approximately $16,564,000.

At December 31, 2024, the Company had $109,778,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida ($61,616,000) and Kentucky ($48,163,000). The pre-2018 state net operating loss carryforwards totaling approximately $103,141,000 expire in various amounts from 2026 to 2037. State net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward. The indefinite lived state net operating loss carryforwards as of December 31, 2024 are approximately $6,638,000.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following is a reconciliation of income tax (benefit) expense to that computed by applying the federal statutory rate to income (loss) before income taxes (in thousands):

	Year ended December 31,
	2024	2023
Federal tax expense at the statutory rate	$5	$(196)
Current year permanent differences	326	35
State income taxes, net of federal tax impact	(90)	(72)
Effect of tax rates of foreign subsidiary	400	235
Return to provision	150	(35)
Change in valuation allowance	915	469
Research & experimental tax credit expiration	0	227
Income tax expense (benefit), net	$1,706	$663

The gross deferred tax asset for the Company’s Mexican subsidiary was $2,047,000 and $2,657,000 as of December 31, 2024 and 2023, respectively.

Deferred income tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2024	2023
Deferred tax assets:
Compensation and benefit accruals	$554	$525
Inventory valuation	945	848
Federal and state net operating loss carryforwards	36,463	34,980
Deferred revenue	23	848
Interest limitation carryover	873	586
Defined benefit pension plan	21	305
Lease liabilities	864	673
Foreign deferred revenue and other provisions	2,047	2,657
Capitalized research and experimental costs	201	201
Other	350	381
Total	42,341	42,004
Domestic valuation allowance	(38,748)	(38,222)
Total deferred tax assets	3,593	3,782

Deferred tax liabilities:
Prepaid and other assets	(787)	(589)
Right-of-use assets, net	(759)	(536)
Total deferred tax liabilities	(1,546)	(1,125)
Net deferred tax asset	$2,047	$2,657

The ASC Income Tax Topic 740 includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financials. Specifically, the guidance prescribes a two-step process, which is the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits as of December 31, 2024 and 2023 was $200,000. There were no changes to the unrecognized tax benefit balance during the years ended December 31, 2024 and 2023.

If the Company’s positions are sustained by the taxing authority, the entire balance at December 31, 2024 would impact the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, the Company does not have an accrual for the payment of tax-related interest and penalties.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. During July 2024, the Company was notified by the Internal Revenue Service (“IRS”) that it is examining the Company’s 2021 federal income tax return.

During the first quarter of 2023, the Company’s wholly-owned subsidiary in Mexico received a formal tax assessment notice from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) pertaining to revenue variances and disallowed deductions related to an audit by the SAT of the 2016 tax year. The tax liability for the variances approximated $1,150,000, which includes annual adjustments for inflation, interest and penalties. The Company made a payment in June 2024 of $191,000 to settle the matter, of which $124,000 was recorded in income tax expense, net, and the remainder was recorded in other expense, net in the consolidated statements of operations for the year ended December 31, 2024. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

(19)	Derivative Financial Instruments

During the year ended December 31, 2024, the Company’s Sypris Technologies segment entered into Mexican Peso (“MXP”) put option contracts to manage a portion of the foreign currency exchange risk on forecasted expenses denominated in MXP. The contracts meet the definition of a derivate subject to the guidance of ASC 815, do not qualify for hedge accounting, and accordingly are recognized at fair value, with changes in fair value recognized in earnings in other income (expense). The contracts have a notional amount of $18,700,000 as of December 31, 2024 and expire at various dates through December 31, 2025. The Company does not use hedging arrangements for speculative purposes. There can be no assurance the hedges will fully offset the financial impact resulting from movements in foreign currency exchange rates.

The fair value of these derivative financial instruments are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. The fair value of the non-designated foreign exchange contracts as of December 31, 2024 was $157,000 and is included in other current assets in the Consolidated Balance Sheet. There were no foreign exchange contracts as of December 31, 2023.

(20)	Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. All potential common shares were excluded from diluted earnings per share for the year ended December 31, 2024 and 2023 because the effect of inclusion would be anti-dilutive.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) income per common share is as follows (in thousands):

	Year ended December 31,
	2024	2023
Loss attributable to stockholders:
Net loss as reported	$(1,680)	$(1,596)
Less distributed and undistributed earnings allocable to restricted award holders	0	0
Net loss allocable to common stockholders	$(1,680)	$(1,596)

Loss per common share attributable to stockholders:
Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)

Weighted average shares outstanding – basic	22,043	21,876
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	22,043	21,876

(21)	Segment Information

The Company is organized into two business segments, Sypris Technologies and Sypris Electronics. Our Chief Executive Officer (CEO) serves as our Chief Operating Decision Maker (CODM) and is responsible for reviewing segment performance and making decisions regarding resource allocation. Our CODM evaluates each segment’s performance based on metrics such as net revenue, gross profit, operating income and other key financial indicators, guiding strategic decisions to align with company-wide goals. On a monthly basis, the CODM considers budget-to-actual variances for gross profit and operating income when making decisions about allocating capital to the segments. The segments are each managed separately because of the distinctions between the products, markets, customers, technologies, and workforce skills of the segments. Sypris Technologies generates revenue primarily from the sale of forged, machined, welded and heat-treated steel components primarily for the heavy commercial vehicle and high-pressure energy pipeline applications. Sypris Electronics provides circuit card and box build manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work to customers in the market for aerospace and defense, communications and space electronics. There was no intersegment net revenue recognized for any year presented.

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

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents financial information for the reportable segments of the Company (in thousands):

	Year ended December 31,
	2024	2023
Net revenue from unaffiliated customers:
Sypris Technologies	$75,207	$77,920
Sypris Electronics	64,973	58,303
Total net revenue	$140,180	$136,223

Gross profit:
Sypris Technologies	$12,824	$9,208
Sypris Electronics	7,066	8,040
Total gross profit	$19,890	$17,248

Operating income (loss):
Sypris Technologies	$7,245	$3,327
Sypris Electronics	2,119	3,463
General, corporate and other	(6,437)	(5,821)
Total operating income	$2,927	$969

Interest expense, net:
Sypris Technologies	$243	$245
Sypris Electronics	711	200
General, corporate and other	730	332
Total interest expense	$1,684	$777

Other expense (income), net:
Sypris Technologies	$1,240	$1,145
Sypris Electronics	(16)	(14)
General, corporate and other	(7)	(6)
Total other expense, net	$1,217	$1,125

Income (loss) before income taxes:
Sypris Technologies	$6,005	$1,936
Sypris Electronics	1,423	3,277
General, corporate and other	(7,402)	(6,146)
Total income (loss) before income taxes	$26	$(933)

Depreciation and amortization:
Sypris Technologies	$2,257	$2,280
Sypris Electronics	921	803
General, corporate and other	3	176
Total depreciation and amortization	$3,181	$3,259

Capital expenditures:
Sypris Technologies	$697	$1,451
Sypris Electronics	375	688
General, corporate and other	11	0
Total capital expenditures	$1,083	$2,139

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2024	2023
Total assets:
Sypris Technologies	$35,013	$41,143
Sypris Electronics	76,405	84,576
General, corporate and other	7,958	3,623
Total assets	$119,376	$129,342

Total liabilities:
Sypris Technologies	$18,104	$21,309
Sypris Electronics	68,780	77,272
General, corporate and other	12,911	8,294
Total liabilities	$99,795	$106,875

The Company’s export sales from the U.S. totaled $7,354,000 and $3,538,000 in 2024 and 2023, respectively. Approximately $53,301,000 and $56,819,000 of net revenue in 2024 and 2023, respectively, and $6,956,000 and $10,135,000 of long lived assets at December 31, 2024 and 2023, respectively, and net assets of $20,419,000 and $21,398,000 at December 31, 2024 and 2023, respectively, relate to the Company’s international operations.

(22)	Subsequent Event

As described in Note 12 above, subsequent to the year ended December 31, 2024, the Company amended the Note to, among other things (i) increase the principal amount by $3,000,000 to $12,000,000, (ii) extend the maturity dates for $2,000,000 of the obligation to April 1, 2026, $2,000,000 to April 1, 2027, $5,000,000 to April 1, 2028 and $3,000,000 to April 1, 2029, and (iii) allow for the deferral of payment for up to 100% of the interest due on the Note to April 1, 2026. All other terms of the previously amended Note remain in place.

Obligations under the Note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company including those in Mexico.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (the CEO) and the Chief Accounting Officer (the CAO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s management, including the CEO and CAO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2024. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we concluded that as of December 31, 2024, Sypris’ internal control over financial reporting is effective based on these criteria.

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

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2024 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2024,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10‑K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	1,589,250	(1)	$1.63	1,849,021	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	1,589,250		$1.63	1,849,021

(1)	Consists of 1,589.250 outstanding options under the 2020 Omnibus Plan.

(2)	Shares remaining available for issuance under the 2020 Omnibus Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are included.

2.	Exhibits

Exhibit
Number	Description

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

10.1.10

Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Technologies Marion, LLC, Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of, dated January 20, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2025 (Commission File No. 000-24020)).

10.1.11	Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Technologies Marion, LLC, Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of, dated March 21, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 24, 2025 (Commission File No. 000-24020)).

10.1.12

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

Exhibit
Number	Description

10.5*

Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995 Amended and Restated on March 27, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2024 (Commission File No. 000-24020)).

10.6*	Form of Directors Compensation Two Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2024 (Commission File No. 000-24020)).

10.7*	The 2020 Sypris Omnibus Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on April 3, 2020 (Commission File No. 000-24020)).

10.8*	Form of Five-Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 13, 2020 (Commission File No. 000-24020)).

10.9*

Form of Executive Long-Term Incentive Award Agreement for Grants of Non-Qualified Stock Options to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 13, 2020 (Commission File No. 000-24020)).

10.10*	Form of Five Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 12, 2021 (Commission File No. 000-24020)).

10.11*

Form of Executive Long-Term Incentive Award Agreement for Grants of Restricted Stock to Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 12, 2021 (Commission File No. 000-24020)).

10.12*

Form of Special Retirement Award Agreement for Grants of Non-Qualified Stock Options (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 12, 2021 (Commission File No. 000-24020)).

10.13*	Form of Six-Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 17, 2022 (Commission File No. 000-24020)).

10.14*	Form of Six-Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 13, 2024 (Commission File No. 000-24020)).

19	Insider Trading Policy

21	Subsidiaries of the Company

23	Consent of Crowe LLP

31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

97.1	Sypris Solutions, Inc. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed on April 1, 2024 (Commission File No. 000-24020)).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

Item 16.	Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2025.

SYPRIS SOLUTIONS, INC.
(Registrant)

/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2025:

/s/ Jeffrey T. Gill	Chairman, President and Chief Executive Officer
(Jeffrey T. Gill)	(Principal Executive Officer)

/s/ Rebecca R. Eckert	Vice President, Chief Accounting Officer and Controller
(Rebecca R. Eckert)	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gary L. Convis	Director
(Gary L. Convis)

/s/ William G. Ferko	Director
(William G. Ferko)

/s/ R. Scott Gill	Director
(R. Scott Gill)

/s/ William L. Healey	Director
(William L. Healey)

/s/ Robert Sroka	Director
(Robert Sroka)