Form 10-Q
period 2025-03-30
SYPRIS SOLUTIONS INC
filed 2025-05-14
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended March 30, 2025

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

As of May 5, 2025, the Registrant had 22,980,464 shares of common stock outstanding.

Part I.	Financial Information

Item 1.	Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2025	2024

Net revenue	$29,508	$35,553
Cost of sales	26,142	32,669
Gross profit	3,366	2,884
Selling, general and administrative	3,496	4,258
Operating loss	(130)	(1,374)
Interest expense, net	302	318
Other expense, net	165	341
Loss before taxes	(597)	(2,033)
Income tax expense, net	302	188
Net loss	$(899)	$(2,221)
Loss per share:
Basic	$(0.04)	$(0.10)
Diluted	$(0.04)	$(0.10)

Weighted average shares outstanding:
Basic	22,140	21,965
Diluted	22,140	21,965
Dividends declared per common share	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2025	2024

Net loss	$(899)	$(2,221)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(6)	405

Comprehensive loss	$(905)	$(1,816)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	March 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,624	$9,675
Accounts receivable, net	11,860	10,593
Inventory, net	62,527	66,680
Other current assets	8,903	11,070
Total current assets	89,914	98,018

Property, plant and equipment, net	12,620	13,299
Operating lease right-of-use assets	3,499	3,749
Other assets	4,170	4,310
Total assets	$110,203	$119,376
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,042	$18,428
Accrued liabilities	50,239	57,639
Operating lease liabilities, current portion	858	906
Finance lease obligations, current portion	1,375	1,507
Equipment financing obligations, current portion	465	481
Working capital line of credit	500	500
Total current liabilities	69,479	79,461

Operating lease liabilities, net of current portion	3,010	3,251
Finance lease obligations, net of current portion	500	735
Equipment financing obligations, net of current portion	790	852
Note payable – related party	11,988	8,986
Other liabilities	5,459	6,510
Total liabilities	91,226	99,795

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 23,064,023 shares issued and23,042,510 outstanding in 2025 and 23,041,523 shares issued and 23,020,010 outstanding in 2024	230	230
Additional paid-in capital	157,281	156,980
Accumulated deficit	(119,511)	(118,612)
Accumulated other comprehensive loss	(19,023)	(19,017)
Treasury stock, 21,513 shares in 2025 and 2024	0	0
Total stockholders’ equity	18,977	19,581
Total liabilities and stockholders’ equity	$110,203	$119,376

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(899)	$(2,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	699	845
Deferred income taxes	129	39
Non-cash compensation expense	301	197
Deferred loan costs recognized	1	2
Provision for excess and obsolete inventory	64	73
Non-cash lease expense	251	293
Other noncash items	59	69
Contributions to pension plans	(80)	0
Changes in operating assets and liabilities:
Accounts receivable	(1,317)	(4,326)
Inventory	4,074	6,405
Prepaid expenses and other assets	2,156	(866)
Accounts payable	(2,372)	(208)
Accrued and other liabilities	(8,600)	(2,011)

Net cash used in operating activities	(5,534)	(1,709)

Cash flows from investing activities:
Capital expenditures, net	(3)	(316)

Net cash used in investing activities	(3)	(316)

Cash flows from financing activities:
Proceeds from equipment financing obligations	0	198
Proceeds from note payable – related party	3,000	2,500
Principal payments on finance lease obligations	(365)	(324)
Principal payments on equipment financing obligations	(138)	(164)

Net cash provided by financing activities	2,497	2,210

Effect of exchange rate changes on cash balances	(11)	30

Net (decrease) increase in cash and cash equivalents	(3,051)	215
Cash and cash equivalents at beginning of period	9,675	7,881
Cash and cash equivalents at end of period	$6,624	$8,096

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Fixed assets acquired with equipment financing loan	$57	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2024 balance	22,459,649	$224	$156,242	$(116,932)	$(17,067)	$0

Net loss	0	0	0	(2,221)	0	0
Foreign currency translation adjustment	0	0	0	0	405	0
Issuance of restricted common stock	10,000	0	0	0	0	0
Exercise of stock options	25,443	1	1	0	0	0
Noncash compensation	15,000	0	197	0	0	0
Treasury stock	(80,000)	0	(1)	0	0	0

March 31, 2024 balance	22,430,092	$225	$156,439	$(119,153)	$(16,662)	$0

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2025 balance	23,020,010	$230	$156,980	$(118,612)	$(19,017)	$0

Net loss	0	0	0	(899)	0	0
Foreign currency translation adjustment	0	0	0	0	(6)	0
Exercise of stock options	22,500	0	0	0	0	0
Noncash compensation	0	0	301	0	0	0

March 30, 2025 balance	23,042,510	$230	$157,281	$(119,511)	$(19,023)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2024 consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The Company’s operations are domiciled in the United States (U.S.) and Mexico, and we serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated.

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results for the three months ended March 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2024 as presented in the Company’s Annual Report on Form 10-K.

(3)	Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic220-40), which requires public entities to disclose detailed components of income statement expenses, such as inventory purchases, employee compensation, depreciation and amortization within relevant expense captions. Companies are also required to explain amounts not disaggregated and define and disclose total selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We are currently evaluating the impact of the guidance on our financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The guidance requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. We adopted the new standard effective December 31, 2024. As a result, we have enhanced our segment disclosures to include the disclosure of our CODM. The adoption of this ASU affects only our disclosures, with no impacts to our financial condition and results of operations.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of March 30, 2025, total right-of-use assets and operating lease liabilities were approximately $3,499,000 and $3,868,000, respectively. As of December 31, 2024, total right-of-use assets and operating lease liabilities were approximately $3,749,000 and $4,157,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three months ended March 30, 2025 and March 31, 2024.

The following table presents information related to lease expense for the three months ended March 30, 2025 and March 31, 2024 (in thousands):

	Three Months Ended
	March 30,	March 31,
	2025	2024
	(Unaudited)
Finance lease expense:
Amortization expense	$191	$207
Interest expense	46	67
Operating lease expense	315	351
Variable lease expense	88	89
Total lease expense	$640	$714

The following table presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended
	March 30,	March 31,
	2025	2024
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$408	$447
Operating cash flows from finance leases	46	67
Financing cash flows from finance leases	365	324

The annual future minimum lease payments as of March 30, 2025 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,146	$1,505
12 to 24 months	1,093	372
24 to 36 months	902	127
36 to 48 months	277	28
48 to 60 months	284	0
Thereafter	1,303	0
Total lease payments	5,005	2,032
Less imputed interest	(1,137)	(157)
Total	$3,868	$1,875

The following table presents certain information related to lease terms and discount rates for leases as of March 30, 2025 and December 31, 2024:

	March 30,	December 31,
	2025	2024
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	5.1	5.2
Finance leases	1.5	1.7

Weighted-average discount rate (percentage):
Operating leases	8.4	8.4
Finance leases	8.7	8.7

(5)	Revenue from Contracts with Customers

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

Some of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $77,804,000 of remaining performance obligations as of March 30, 2025, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 94% of our remaining performance obligations as revenue in 2025 and the balance in 2026.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended March 30, 2025 and March 31, 2024 (in thousands):

	March 30,	March 31,
	2025	2024
	(Unaudited)
Sypris Technologies – transferred point in time	$13,573	$18,350
Sypris Electronics – transferred point in time	2,842	3,782
Sypris Electronics – transferred over time	13,093	13,421
Net revenue	$29,508	$35,553

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheets. The balance of contract assets as of March 30, 2025 and December 31, 2024 were $3,141,000 and $4,663,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. As of March 30, 2025, the contract liabilities balance was $46,568,000, of which $44,221,000 was included within accrued liabilities and $2,347,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2024, the contract liabilities balance was $53,375,000, of which $50,430,000 was included within accrued liabilities and $3,945,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from the amortization of contract liabilities of $9,721,000 and $7,403,000 during the three months ended March 30, 2025 and March 31, 2024, respectively.

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

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended March 30, 2025 and March 31, 2024, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended
	March 30,	March 31,
	2025	2024
	(Unaudited)
Loss attributable to stockholders:
Net loss as reported	$(899)	$(2,221)
Less distributed and undistributed earnings allocable to restricted awarded holders	0	0
Net loss allocable to common stockholders	$(899)	$(2,221)

Loss per common share attributable to stockholders:
Basic	$(0.04)	$(0.10)
Diluted	$(0.04)	$(0.10)

Weighted average shares outstanding – basic	22,140	21,965
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	22,140	21,965

(7)	Inventory

Inventory consists of the following (in thousands):

	March 30,	December 31,
	2025	2024
	(Unaudited)
Raw materials	$54,865	$58,733
Work in process	8,675	8,629
Finished goods	1,137	1,562
Reserve for excess and obsolete inventory	(2,150)	(2,244)
Total	$62,527	$66,680

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 30,	December 31,
	2025	2024
	(Unaudited)
Land and land improvements	$43	$43
Buildings and building improvements	7,776	7,781
Machinery, equipment, furniture and fixtures	67,687	67,636
Construction in progress	637	870
	76,143	76,330
Accumulated depreciation	(63,523)	(63,031)
	$12,620	$13,299

(9)	Debt

Long-term obligations consists of the following (in thousands):

	March 30,	December 31,
	2025	2024
	(Unaudited)
Current:
Finance lease obligation, current portion	$1,375	$1,507
Equipment financing obligations, current portion	465	481
Working capital line of credit	500	500
Current portion of long-term debt and finance lease obligations	$2,340	$2,488

Long Term:
Finance lease obligation	$500	$735
Equipment financing obligations	790	852
Note payable – related party	12,000	9,000
Less unamortized debt issuance and modification costs	(12)	(14)
Long-term debt and finance lease obligations, net of unamortized debt costs	$13,278	$10,573

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $12,000,000 in principal as of March 30, 2025 and $9,000,000 as of December 31, 2024 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of March 30, 2025, our principal commitment under the Note was $2,000,000 due on April 1, 2026, $2,000,000 on April 1, 2027, $5,000,000 on April 1, 2028 and the balance of $3,000,000 due on April 1, 2029. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly, which was 9.12% as of March 30, 2025. The Note allows for a deferral of payment for up to 100% of the interest due on the Note to April 1, 2026. The total amount of interest on the Note deferred as of March 30, 2025 was $781,000.

During the first quarter of 2025, the Company amended the Note to increase the principal amount by $3,000,000, which is due on April 1, 2029. The amendment increased the aggregate amount previously loaned by GFCM to the Company from $9,000,000 to $12,000,000. This additional amount loaned to the Company in the first quarter of 2025 was approved by the Audit Committee and provided the Company necessary liquidity.

Obligations under the Note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Finance Lease Obligations

As of March 30, 2025, the Company had $1,875,000 outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2028 and a weighted average interest rate of 8.7%.

Equipment Financing Obligations

As of March 30, 2025, the Company had $1,255,000 outstanding under equipment financing facilities, with a weighted average interest rate of 6.8% and payments due through 2028. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$537
12 to 24 months	459
24 to 36 months	353
36 to 48 months	36
48 to 60 months	0
Thereafter	0
Total payments	1,385
Less imputed interest	(130)
Total equipment financing obligations	$1,255

(10)	Derivative Financial Instruments

During the year ended December 31, 2024, the Company’s Sypris Technologies segment entered into Mexican Peso (“MXP”) put option contracts to manage a portion of the foreign currency exchange risk on forecasted expenses denominated in MXP. The contracts meet the definition of a derivate subject to the guidance of ASC 815, do not qualify for hedge accounting, and accordingly are recognized at fair value, with changes in fair value recognized in earnings in other expense, net. The contracts have a notional amount of $14,100,000 as of March 30, 2025 and $18,700,000 as of December 31, 2024 and expire at various dates through December 31, 2025. The Company does not use hedging arrangements for speculative purposes. There can be no assurance the hedges will fully offset the financial impact resulting from movements in foreign currency exchange rates.

The fair value of these derivative financial instruments is determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. The fair value of the non-designated foreign exchange contracts as of March 30, 2025 and December 31, 2024 was $170,000 and $157,000, respectively, and is included in other current assets in the Consolidated Balance Sheets.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	March 30,	March 31,
	2025	2024
	(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$13,573	$18,350
Sypris Electronics	15,935	17,203
Total net revenue	$29,508	$35,553

Gross profit:
Sypris Technologies	$2,107	$2,051
Sypris Electronics	1,258	833
Total gross profit	$3,366	$2,884

Operating income (loss):
Sypris Technologies	$726	$506
Sypris Electronics	185	(563)
General, corporate and other	(1,041)	(1,317)
Total operating loss	$(130)	$(1,374)

Income (loss) before taxes:
Sypris Technologies	$579	$150
Sypris Electronics	151	(628)
General, corporate and other	(1,327)	(1,555)
Total loss before taxes	$(597)	$(2,033)

	March 30,	December 31,
	2025	2024
	(Unaudited)
Total assets:
Sypris Technologies	$31,714	$35,013
Sypris Electronics	72,351	76,405
General, corporate and other	6,138	7,958
Total assets	$110,203	$119,376

Total liabilities:
Sypris Technologies	$15,703	$18,104
Sypris Electronics	60,022	68,780
General, corporate and other	15,501	12,911
Total liabilities	$91,226	$99,795

(12)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of March 30, 2025 and December 31, 2024 was $841,000 and $850,000, respectively. The Company’s warranty expense for the three months ended March 30, 2025 and March 31, 2024 was not material.

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

The Company accounts for loss contingencies in accordance with U.S. GAAP. Estimated loss contingencies are accrued only if the loss is probable, and the amount of the loss can be reasonably estimated. With respect to a particular loss contingency, it may be probable that a loss has occurred, but the estimate of the loss is within a wide range or undeterminable. If the Company deems an amount within the range to be a better estimate than any other amount within the range, that amount will be accrued. However, if no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued.

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and is under development by the purchaser. As of March 30, 2025 and December 31, 2024, no amounts were accrued for any environmental matters.

On February 17, 2017, several employees (“Lucas Plaintiffs”) of KapStone Charleston Kraft, LLC filed a lawsuit in South Carolina alleging that they had been seriously burned when they opened a hinged closure, and a hot tar-like material spilled out. Among other claims, the Lucas Plaintiffs allege that Sypris Technologies designed and manufactured the closure, that the closure was defective and that those defects had caused or contributed to their injuries. Sypris Technologies’ motion to dismiss for lack of jurisdiction was denied on February 28, 2020. On November 21, 2022, the Company received a demand for settlement presented by the Lucas Plaintiffs, which was rejected. On January 12, 2024, a hearing took place for oral arguments in support of Sypris Technologies’ motion for summary judgement previously filed in September 2023. The trial had been set for May 20, 2024, and a mediation of the parties was required to take place prior to the trial under South Carolina law. The Company entered into a settlement agreement on April 18, 2024 with the Lucas Plaintiffs at the pre-trial mediation. The settlement payment was funded entirely by insurance, and the Company did not make any payments under the terms of the settlement agreement. Additionally, the Company’s general liability insurer accepted the defense costs.

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to purchase inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $30,769,000 as of March 30, 2025, of which $27,417,000 is for purchases to be made in 2025, and the balance in 2026.

(13)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 21% in 2025 and 2024 and for its foreign operations at a statutory rate of 30% in 2025 and 2024. Reconciling items between the federal statutory rate and the effective tax rate also include state income taxes, valuation allowances and certain other permanent differences. Additionally, a deferred tax adjustment was recorded in 2024 related to the fixed asset valuation utilized by the Company’s foreign operation which increased the effective tax rate.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. During July 2024, the Company was notified by the Internal Revenue Service (“IRS”) that it is examining the Company’s 2021 federal income tax return. On April 1, 2025, the Company received notification that the examination was complete with no changes to the reported tax amount. To the Company’s knowledge, the Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2022 through 2023, for which the statute has yet to expire.

During the first quarter of 2023, the Company’s wholly-owned subsidiary in Mexico received a formal tax assessment notice from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) pertaining to revenue variances and disallowed deductions related to an audit by the SAT of the 2016 tax year. The tax liability for the variances approximated $1,150,000, which includes annual adjustments for inflation, interest and penalties. The Company made a payment in June 2024 of $191,000 to settle the matter. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

(14)	Employee Benefit Plans

The following table details the components of pension (income) expense (in thousands):

	Three Months Ended
	March 30,	March 31,
	2025	2024
	(Unaudited)
Interest cost on projected benefit obligation	$274	$309
Net amortizations of actuarial loss	110	132
Expected return on plan assets	(179)	(177)
Net periodic benefit cost	$205	$264

The net periodic benefit cost of the defined benefit pension plans incurred during the three-month periods ended March 30, 2025 and March 31, 2024 is included in other expense, net in the accompanying consolidated statements of operations.

(15)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 30,	December 31,
	2025	2024
	(Unaudited)
Foreign currency translation adjustments	$(11,463)	$(11,457)
Employee benefit related adjustments – U.S., net of tax	(7,612)	(7,612)
Employee benefit related adjustments – Mexico, net of tax	52	52
Accumulated other comprehensive loss	$(19,023)	$(19,017)

(16)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding as of March 30, 2025 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

Sypris Technologies Outlook

Uncertainty in tariffs, the economy, freight and regulations have the potential to disrupt fleet investment and replacement cycles for the North American Class 4-8 commercial vehicle market in addition to the automotive, sport utility vehicle and off-highway markets also served by Sypris Technologies. During 2024, production of Class 8 trucks in North America decreased 2% from 2023. According to industry publications, the outlook for 2025 is for continued weakened demand with production down 23% from 2024 levels driven by lower year-over-year freight volumes and rates, before rebounding 19% in 2026. We believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as the demand cycles for our products in these markets differs from the Class 8 commercial vehicle market, thereby reducing volatility in our revenue profile.

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

Sypris Electronics Outlook

Ongoing demand in the electronic circuit card assembly industry across multiple manufacturing sectors continues to create shortages and extended lead times. In some instances, waiting times for certain components approach a year or more. We factor supplier-provided lead times into internal planning schedules and new customer quotations. From time to time, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which arise after the placement of the customer’s order may cause us to miss projected delivery dates. Inflationary costs are expected to continue in 2025.

The electronic circuit card assembly industry is highly competitive and demand can be volatile from period to period. Increasing demand for advanced technologies, supply chain diversification, and continued strong government defense spending along with geopolitical factors, including ongoing U.S.-China trade tensions and regulatory shifts, are prompting companies to adopt supply chain resilience strategies, such as "friendshoring", nearshoring and onshoring that benefit domestic suppliers. Additionally, OEMs are expected to continue the trend of outsourcing lower-level electronic assemblies, while focusing on their core competencies of design and system integration. However, challenges such as labor cost fluctuations, raw material constraints, and evolving trade policies may impact operational efficiency and cost structures. Overall, the sector is positioned for growth, with companies focusing on technological innovation, strategic partnerships, and supply chain optimization to maintain competitiveness in a rapidly evolving defense and aerospace market. During 2023 and 2024, we announced new program awards and releases for Sypris Electronics, with certain programs continuing into 2026. In addition to contract awards from Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts for manufacturing services to the communication and navigation markets, which require our advanced capabilities for delivering products for complex, high cost of failure platforms.

While we do not serve as a prime contractor to the U.S. government, we serve as a subcontractor on various U.S. government programs. Funding for U.S. Government programs is subject to a variety of factors that can affect our business, including the U.S. presidential administration’s budget requests and procurement priorities and policies, annual congressional budget authorization and appropriation processes, and other U.S. government domestic and international priorities. U.S. government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.

On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act, 2025 (“the Act”), which funds the U.S. government under a continuing resolution through September 30, 2025, its fiscal year (“FY”) end. In total, the FY 2025 continuing resolution funding is roughly equivalent to the U.S. government’s FY 2024 funding with a few anomalies and other smaller shifts in funding between appropriations titles. The Act increases the DoD FY 2025 base budget by $6 billion to a total of $831.5 billion, while reducing nondefense spending. Unlike other continuing resulting funding measures, the Act provides the DoD conditional authority to permit new program starts as long as they were included in the FY 2025 House or FY 2025 Senate appropriation bills and $8 billion in flexible funding, furthering the flexibility of DoD operating under a continuing resolution.

It is anticipated the U.S. presidential administration’s budget request for FY 2026 will be submitted to Congress in the coming months, which will initiate the FY 2026 defense authorization and appropriations legislative process. Congress will need to approve or revise the U.S. presidential administration’s FY 2026 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2026 budget to become law and complete the budget process.

We anticipate the federal budget, debt ceiling and regulatory environment will continue to be subject to debate and compromise shaped by, among other things, the new U.S. presidential administration and Congress, heightened political tensions, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly, and the effect on individual programs or our results cannot be predicted at this time. Additionally, the U.S. presidential administration continues to take steps to evaluate government-wide and defense-specific staffing and procurement, which includes assessing mission priorities, procurement methods, program performance, and other factors and then potentially taking action based on those assessments. The impact on demand for our products and services and our business are difficult to predict.

See also the discussion of Congressional budgetary constraints or reallocations risks within “Item 1A, Risk Factors” included in our 2024 Form 10-K.

Results of Operations

The table below compares our segment and consolidated results for the first quarter of 2025 to the first quarter of 2024. It presents the results for each period, the change in those results from 2024 to 2025 in both dollars and as a percentage, as well as the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended March 30, 2025 Compared to Three Months Ended March 31, 2024

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	March 30,	March 31,	Favorable	Favorable	March 30,	March 31,
	2025	2024	(Unfavorable)	(Unfavorable)	2025	2024

	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$13,573	$18,350	$(4,777)	(26.0)%	46.0%	51.6%
Sypris Electronics	15,935	17,203	(1,268)	(7.4)	54.0	48.4
Total	29,508	35,553	(6,045)	(17.0)	100.0	100.0

Cost of sales:
Sypris Technologies	11,466	16,299	4,833	29.7	84.5	88.8
Sypris Electronics	14,676	16,370	1,694	10.3	92.1	95.2
Total	26,142	32,669	6,527	20.0	88.6	91.9

Gross profit:
Sypris Technologies	2,107	2,051	56	2.7	15.5	11.2
Sypris Electronics	1,259	833	426	51.1	7.9	4.8
Total	3,366	2,884	482	16.7	11.4	8.1

Selling, general and administrative	3,496	4,258	762	17.9	11.8	12.0
Operating loss	(130)	(1,374)	1,244	90.5	(0.4)	(3.9)

Interest expense, net	302	318	16	5.0	1.0	0.9
Other expense, net	165	341	176	51.6	0.6	1.0

Loss before taxes	(597)	(2,033)	1,436	70.6	(2.0)	(5.7)
Income tax expense, net	302	188	(114)	(60.6)	1.0	0.5

Net loss	$(899)	$(2,221)	$1,322	59.5%	(3.0)%	(6.2)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies decreased 26.0%, or $4.8 million, for the first quarter of 2025 compared to the first quarter of 2024, primarily due to the anticipated cyclical decline in the commercial vehicle market and a $0.8 million decrease in energy product sales within the quarter. Additionally, during the first quarter of 2025, Sypris Technologies began operating under a sub-maquiladora services agreement with one of its customers in Mexico. As a result, the customer retains ownership of the inventory, and revenue is recognized on the value-add portion only, resulting in a decrease of $1.6 million as compared to the prior year comparable period.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics decreased $1.3 million to $15.9 million in the first quarter of 2025 compared to $17.2 million in the first quarter of 2024. The net revenue decrease for the period was primarily attributable to changes in customer delivery schedules requested for 2025 as compared to the previous year.

Gross Profit. Sypris Technologies’ gross profit increased $0.1 million to $2.1 million in the first quarter of 2025 as compared to the first quarter of 2024 as a result of favorable foreign exchange rates for our Mexican subsidiary, resulting in an increase in gross profit of $0.6 million, partially offset by a decrease in volumes. Gross margin for the first quarter of 2025 was 15.5% as compared to 11.2% in the first quarter of 2024.

Sypris Electronics’ gross profit increased $0.4 million to $1.3 million in the first quarter of 2025 as compared to $0.8 million for the first quarter of 2024. The increase in gross profit was primarily a result of a more favorable mix of programs in 2025 and a high amount of scrap incurred during the prior year on two programs that ramped during the prior year comparable quarter. Additionally, the Company submitted a $0.6 million request for equitable adjustment (“REA”) during the first quarter of 2025 to offset certain additional costs for scope modifications on a new contract during 2024. The REA was finalized and approved during the first quarter of 2025, resulting in additional gross profit of $0.3 million. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the balance of 2025. Gross margin for the first quarter of 2025 was 7.9% as compared to 4.8% in the first quarter of 2024.

Selling, General and Administrative. Selling, general and administrative expense decreased $0.8 million to $3.5 million in the first quarter of 2025 as compared to $4.3 million for the same period in 2024 primarily as a result of lower consulting costs and reduced headcount. Selling, general and administrative expense increased as a percentage of revenue to 11.8% for the first quarter of 2024 from 12.0% in the prior year comparable period.

Income Taxes. The Company’s income tax expense for the three months ended March 30, 2025 and March 31, 2024 consists primarily of currently payable state and local income taxes on domestic operations and foreign income taxes of its Mexican subsidiary.

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

Liquidity and Capital Resources

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of March 30, 2025, a net loss for the quarter ended March 30, 2025 and the year ended December 31, 2024, as well as negative cash flow from operating activities for the quarter ended March 30, 2025. The Company’s net inventory increased significantly in 2023, primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash. As a result, the Company experienced a liquidity shortfall beginning in the fourth quarter of 2023, and the Company is continuing to aggressively manage working capital to improve liquidity. The shipment delays also contributed to an increase in trade payable balances with certain suppliers during 2023 and early 2024. The Company successfully negotiated amended payment and other terms on the past due balances with certain suppliers during 2024 and is continuing to work with suppliers to improve terms and maintain consistency in its supply chain relationships. The Company received the benefit of additional loans of $3.0 million during the three months ended March 30, 2025 and $2.5 million during the year ended December 31, 2024 from Gill Family Capital Management, Inc. (“GFCM”) to help the Company manage its liquidity during those periods. This additional $5.5 million loaned to the Company by GFCM in 2024 and the first quarter of 2025 was approved by the Audit Committee and provided the Company necessary liquidity. Additionally, during the first quarter of 2025, the Company and GFCM amended the Note to extend the maturity dates for $2.0 million of the obligation to April 1, 2026, $2.0 million to April 1, 2027, $5.0 million to April 1, 2028 and $3.0 million to April 1, 2029 (see Note 9 to the consolidated financial statements in this Quarterly Report on Form 10-Q).

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

Cash Balance. As of March 30, 2025, we had approximately $6.6 million of cash and cash equivalents, of which $2.5 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as capital expenditures, for at least the next twelve months. Significant changes from our current forecasts, including, but not limited to: (i) meaningful shortfalls in our projected revenues, (ii) unexpected costs or expenses, and/or (iii) operating difficulties which cause unexpected delays in scheduled shipments, could require us to seek additional funding or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. Additional financing may not be available to us.

Material Cash Requirements

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $12.0 million in principal as of March 30, 2025 and $9.0 million as of December 31, 2024 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

As of March 30, 2025, our principal commitment under the Note was $2.0 million due on April 1, 2026, $2.0 million on April 1, 2027, $5.0 million due on April 1, 2028 and the balance of $3.0 million due on April 1, 2029. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The Note allows for a deferral of payment for up to 100% of the interest due on the Note to April 1, 2026.

During the first quarter of 2025, the Company amended the Note to increase the principal amount by $3.0 million, which is due on April 1, 2029. The amendment increased the aggregate amount previously loaned by GFCM to the Company from $9.0 million to $12.0 million. This additional amount loaned to the Company in the first quarter of 2025 was approved by the Audit Committee and provided the Company necessary liquidity.

Finance Lease Obligations. As of March 30, 2025, the Company had $1.9 million outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2028 and a weighted average interest rate of 8.7%.

Equipment Financing Obligations

As of March 30, 2025, the Company had $1.3 million outstanding under equipment financing facilities, with payments due through 2028, and a weighted average interest rate of 6.8%.

Purchase Commitments. We had purchase commitments totaling approximately $30.8 million as of March 30, 2025, primarily for inventory and manufacturing equipment.

Cash Flows

Operating Activities. Net cash used in operating activities was $5.5 million in the first quarter of 2025, as compared to $1.7 million in the same period of 2024. The aggregate increase in accounts receivable in 2025 resulted in a usage of cash of $1.3 million primarily as a result of an increase in revenue for Sypris Electronics over the prior year comparable period and the timing of receipts for Sypris Technologies. The decrease in inventory in 2025 resulted in a source of cash of $4.1 million. The decrease in inventory was primarily as a result of the ramp up of shipments within Sypris Electronics. A significant portion of the inventory had been purchased in previous periods and was funded through prepayments from customers, which was recorded as contract liabilities. As shipments have increased with Sypris Electronics during the period, these contract liabilities have also decreased, which is the primary component of the $8.6 million change in accrued and other liabilities during the first quarter of 2025. Prepaid expenses and other assets decreased during the period, resulting in an increase in cash of $2.2 million, primarily as a result of a decrease in contract assets and a decrease in VAT refundable. Accounts payable decreased during the first quarter of 2025, resulting in a use of cash of $2.4 million. During the first quarter of 2025, Sypris Technologies began operating under a sub-maquiladora services agreement with one of its customers in Mexico. As a result, the customer retains ownership of the inventory, and payment for the inventory is now made by the customer, resulting in a decrease in accounts payable.

Investing Activities. Net cash used in investing activities was negligible for the first quarter of 2025 as compared to $0.3 million of capital expenditures for the first quarter of 2024.

Financing Activities. Net cash provided by financing activities was $2.5 million for the first quarter of 2025 and was comprised of proceeds from the Note of $3.0 million, partially offset by capital lease and equipment financing obligation payments of $0.5 million. Net cash provided by financing activities was $2.2 million for the first quarter of 2024 and was comprised of proceeds from the Note of $2.5 million and proceeds from an equipment financing obligation of $0.2 million, partially offset by capital lease and equipment financing obligation payments of $0.5 million.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no significant changes in our critical accounting policies during the three months ended March 30, 2025.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; the termination or non-renewal of existing contracts by customers; our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; volatility of our customers’ forecasts and our contractual obligations to meet current scheduling demands and production levels, which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation, as well as the impact of proposed or imposed tariffs by the U.S. government on imports to the U.S. and/or the imposition of retaliatory tariffs by foreign countries; our reliance on a few key customers, third party vendors and sub-suppliers; risks of foreign operations, including foreign currency exchange rate risk exposure, which could impact our operating results; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; significant delays or reductions due to a prolonged continuing resolution or U.S. government shutdown reducing the spending on products and services that Sypris Electronics provides; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; the costs and supply of insurance on acceptable terms and with adequate coverage; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; the costs of compliance with our auditing, regulatory or contractual obligations; pension valuation, health care or other benefit costs; dependence on, retention or recruitment of key employees and highly skilled personnel and distribution of our human capital; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; our failure to successfully win new business or develop new or improved products or new markets for our products; war, geopolitical conflict, terrorism, or political uncertainty, or disruptions resulting from the Russia-Ukraine war or the Israel and Gaza conflict, including arising out of international sanctions, foreign currency fluctuations and other economic impacts; labor relations; strikes; union negotiations; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, premises liability, personal injury, product liability, warranty or environmental claims; failure to adequately insure or to identify product liability, environmental or other insurable risks; costs associated with environmental or other claims relating to properties previously owned; our inability to patent or otherwise protect our inventions or other intellectual property rights from potential competitors or fully exploit such rights which could materially affect our ability to compete in our chosen markets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; cyber security threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risks related to owning our common stock, including increased volatility; possible public policy response to a public health emergency, including U.S. or foreign government legislation or restrictions that may impact our operations or supply chain; or unknown risks and uncertainties. and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to provide the quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Principal Executive Officer and our Principal Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended March 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2

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

31(i)-1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i)-2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	May 14, 2025	By:	/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President & Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2025	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Vice President, Chief Accounting Officer and Controller (Principal Financial Officer and Principal Accounting Officer)