Form 10-Q
period 2025-06-29
SYPRIS SOLUTIONS INC
filed 2025-08-12
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended June 29, 2025

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

As of August 5, 2025, the Registrant had 23,029,970 shares of common stock outstanding.

Part I.         Financial Information

Item 1.         Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)

Net revenue	$31,426	$35,521	$60,934	$71,074
Cost of sales	28,842	29,880	54,984	62,549
Gross profit	2,584	5,641	5,950	8,525
Selling, general and administrative	4,025	4,368	7,521	8,626
Operating (loss) income	(1,441)	1,273	(1,571)	(101)
Interest expense, net	381	604	683	922
Other expense, net	224	194	389	535
(Loss) income before taxes	(2,046)	475	(2,643)	(1,558)
Income tax expense	5	459	307	647
Net (loss) income	$(2,051)	$16	$(2,950)	$(2,205)
(Loss) income per share:
Basic	$(0.09)	$0.00	$(0.13)	$(0.10)
Diluted	$(0.09)	$0.00	$(0.13)	$(0.10)

Weighted average shares outstanding:
Basic	22,285	21,989	22,214	21,973
Diluted	22,285	22,288	22,214	21,973
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)

Net (loss) income	$(2,051)	$16	$(2,950)	$(2,205)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,591	(2,086)	1,585	(1,681)
Comprehensive loss	$(460)	$(2,070)	$(1,365)	$(3,886)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	June 29,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,352	$9,675
Accounts receivable, net	10,430	10,593
Inventory, net	58,582	66,680
Other current assets	9,958	11,070
Total current assets	85,322	98,018
Property, plant and equipment, net	12,891	13,299
Operating lease right-of-use assets	3,266	3,749
Other assets	4,358	4,310
Total assets	$105,837	$119,376
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,834	$18,428
Accrued liabilities	41,031	57,639
Operating lease liabilities, current portion	774	906
Finance lease obligations, current portion	1,200	1,507
Equipment financing obligations, current portion	469	481
Working capital line of credit	500	500
Note payable – related party, current portion	2,000	0
Total current liabilities	61,808	79,461
Operating lease liabilities, net of current portion	2,799	3,251
Finance lease obligations, net of current portion	573	735
Equipment financing obligations, net of current portion	749	852
Note payable – related party	9,989	8,986
Other liabilities	11,240	6,510
Total liabilities	87,158	99,795
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 23,051,483 shares issued and 23,029,970 outstanding in 2025 and 23,041,523 shares issued and 23,020,010 outstanding in 2024	230	230
Additional paid-in capital	157,443	156,980
Accumulated deficit	(121,562)	(118,612)
Accumulated other comprehensive loss	(17,432)	(19,017)
Treasury stock, 21,513 shares in 2025 and 2024	0	0
Total stockholders’ equity	18,679	19,581
Total liabilities and stockholders’ equity	$105,837	$119,376

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended
	June 29,	June 30,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,950)	$(2,205)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,407	1,676
Deferred income taxes	129	39
Stock-based compensation expense	565	438
Deferred loan costs recognized	3	4
Provision for excess and obsolete inventory	105	508
Non-cash lease expense	483	610
Other noncash items	266	234
Contributions to pension plans	(169)	(108)
Changes in operating assets and liabilities:
Accounts receivable	114	(2,743)
Inventory	8,187	11,563
Other current assets	1,815	(743)
Accounts payable	(2,636	(4,144)
Accrued and other liabilities	(11,754)	(674)
Net cash (used in) provided by operating activities	(4,435)	4,455
Cash flows from investing activities:
Capital expenditures	(161)	(508)
Net cash used in investing activities	(161)	(508)
Cash flows from financing activities:
Proceeds from equipment financing obligations	0	430
Proceeds from Note payable – related party	3,000	2,500
Principal payments on finance lease obligations	(737)	(659)
Principal payments on equipment financing obligations	(266)	(319)
Indirect repurchase of shares for minimum statutory tax withholdings	(102)	(1)
Net cash provided by financing activities	1,895	1,951
Effect of exchange rate changes on cash balances	(622)	(19)
Net (decrease) increase in cash and cash equivalents	(3,323)	5,879
Cash and cash equivalents at beginning of period	9,675	7,881
Cash and cash equivalents at end of period	$6,352	$13,760

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Capital expenditures purchased through finance lease obligations	$266	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

	Three Months Ended June 29, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

March 30, 2025 balance	23,042,510	$230	$157,281	$(119,511)	$(19,023)	$0
Net loss	0	0	0	(2,051)	0	0
Foreign currency translation adjustment	0	0	0	0	1,591	0
Exercise of stock options	49,506	1	(1)	0	0	0
Noncash compensation	0	0	264	0	0	0
Treasury stock	(62,046)	(1)	(101)	0	0	0
June 29, 2025 balance	23,029,970	$230	$157,443	$(121,562)	$(17,432)	$0

	Three Months Ended June 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

March 31, 2024 balance	22,430,092	$225	$156,439	$(119,153)	$(16,662)	$0
Net income	0	0	0	16	0	0
Foreign currency translation adjustment	0	0	0	0	(2,086)	0
Issuance of restricted common stock	592,500	5	(5)	0	0	0
Exercise of stock options	1,536	0	0	0	0	0
Noncash compensation	0	0	241	0	0	0
June 30, 2024 balance	23,024,128	$230	$156,675	$(119,137)	$(18,748)	$0

	Six Months Ended June 29, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2025 balance	23,020,010	$230	$156,980	$(118,612)	$(19,017)	$0
Net loss	0	0	0	(2,950)	0	0
Foreign currency translation adjustment	0	0	0	0	1,585	0
Exercise of stock options	72,006	1	(1)	0	0	0
Noncash compensation	0	0	565	0	0	0
Treasury stock	(62,046)	(1)	(101)	0	0	0
June 29, 2025 balance	23,029,970	$230	$157,443	$(121,562)	$(17,432)	$0

	Six Months Ended June 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2024 balance	22,459,649	$224	$156,242	$(116,932)	$(17,067)	$0
Net loss	0	0	0	(2,205)	0	0
Foreign currency translation adjustment	0	0	0	0	(1,681)	0
Issuance of restricted common stock	602,500	5	(5)	0	0	0
Exercise of stock options	26,979	1	(1)	0	0	0
Noncash compensation	15,000	0	438	0	0	0
Treasury stock	(80,000)	0	1	0	0	0
June 30, 2024 balance	23,024,128	$230	$156,675	$(119,137)	$(18,748)	0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results for the three and six months ended June 29, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2024 as presented in the Company’s Annual Report on Form 10-K.

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

The Company determines if an arrangement is a lease at its inception. The Company has entered into operating leases for real estate. These leases have initial terms which range from 10 years to 11 years and often include one or more options to renew. These renewal terms can extend the lease term by 5 years and will be included in the lease term when it is reasonably certain that the Company will exercise the option. The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. The lease agreements do not contain any residual value guarantees. Some of the real estate lease agreements include periods of rent holidays and payments that escalate over the lease term by specified amounts. All operating lease expenses are recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the right-of-use asset is amortized over the lease term.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of June 29, 2025, total right-of-use assets and operating lease liabilities were approximately $3,266,000 and $3,573,000, respectively. As of December 31, 2024, total right-of-use assets and operating lease liabilities were approximately $3,749,000 and $4,157,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three and six months ended June 29, 2025 and June 30, 2024.

The following table presents information related to lease expense for the three and six months ended June 29, 2025 and June 30, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)

Finance lease expense:
Amortization expense	$168	$194	$359	$401
Interest expense	38	62	84	129
Operating lease expense	336	315	651	666
Variable lease expense	64	83	152	172
Total lease expense	$606	$654	$1,246	$1,368

The following table presents supplemental cash flow information related to leases (in thousands):

	Six Months Ended
	June 29,	June 30,
	2025	2024
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$844	$850
Operating cash flows from finance leases	84	129
Financing cash flows from finance leases	737	659

The annual future minimum lease payments as of June 29, 2025 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,045	$1,322
12 to 24 months	1,099	314
24 to 36 months	694	188
36 to 48 months	279	135
48 to 60 months	285	0
Thereafter	1,232	0
Total lease payments	4,634	1,959
Less imputed interest	(1,061)	(186)
Total	$3,573	$1,773

The following table presents certain information related to lease terms and discount rates for leases as of June 29, 2025 and December 31, 2024:

	June 29,	December 31,
	2025	2024
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	5	5.2
Finance leases	1.8	1.7
Weighted-average discount rate (percentage):
Operating leases	8.4	8.4
Finance leases	8.9	8.7

(5)	Revenue from Contracts with Customers

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

Some of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of non-cancellable contracts greater than one year we had $82,600,000 of remaining performance obligations as of June 29, 2025, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 47% of our remaining performance obligations as revenue in 2025 and the balance in 2026.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended June 29, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Sypris Technologies – transferred point in time	$14,097	$17,841	$27,670	$36,191
Sypris Electronics – transferred point in time	2,745	3,578	5,586	7,360
Sypris Electronics – transferred over time	14,584	14,102	27,678	27,523
	$31,426	$35,521	$60,934	$71,074

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of June 29, 2025 and December 31, 2024 were $3,439,000 and $4,663,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of June 29, 2025, the contract liabilities balance was $43,153,000, of which $34,784,000, was included within accrued liabilities and $8,369,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2024, the contract liabilities balance was $53,375,000, of which $50,430,000 was included within accrued liabilities and $3,945,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $9,490,000 and $19,148,000 during the three and six months ended June 29, 2025, respectively. The Company recognized revenue from contract liabilities of $9,562,000 and $16,718,000 during the three and six months ended June 30, 2024, respectively.

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

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended June 29, 2025, and the six months ended June 30, 2024, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive. There were 1,017,000 potential common shares excluded from diluted earnings per share for the three months ended June 30, 2024.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) income per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
(Loss) income attributable to stockholders:
Net (loss) income as reported	$(2,051)	$16	$(2,950)	$(2,205)
Less distributed and undistributed earnings allocable to restricted award holders	0	0	0	0
Less dividends declared attributable to restricted award holders	0	0	0	0
Net (loss) income allocable to common stockholders	$(2,051)	$16	$(2,950)	$(2,205)
(Loss) income per common share attributable to stockholders:
Basic	$(0.09)	$0.00	$(0.13)	$(0.10)
Diluted	$(0.09)	$0.00	$(0.13)	$(0.10)
Weighted average shares outstanding – basic	22,285	21,989	22,214	21,973
Weighted average additional shares assuming conversion of potential common shares	0	299	0	0
Weighted average shares outstanding – diluted	22,285	22,288	22,214	21,973

(7)	Inventory

Inventory consists of the following (in thousands):

	June 29,	December 31,
	2025	2024
	(Unaudited)
Raw materials	$51,240	$58,733
Work in process	8,103	8,629
Finished goods	1,427	1,562
Reserve for excess and obsolete inventory	(2,188)	(2,244)
Total	$58,582	$66,680

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 29,	December 31,
	2025	2024
	(Unaudited)
Land and land improvements	$43	$43
Buildings and building improvements	7,880	7,781
Machinery, equipment, furniture and fixtures	69,994	67,636
Construction in progress	506	870
	78,423	76,330
Accumulated depreciation	(65,532)	(63,031)
	$12,891	$13,299

(9)	Debt

Debt outstanding consists of the following (in thousands):

	June 29,	December 31,
	2025	2024
	(Unaudited)
Current:
Finance lease obligation, current portion	$1,200	$1,507
Equipment financing obligations, current portion	469	481
Working capital line of credit	500	500
Note payable – related party, current portion	2,000	0
Current portion of long-term debt and finance lease obligations	$4,169	$2,488
Long Term:
Finance lease obligation	$573	$735
Equipment financing obligations	749	852
Note payable – related party	10,000	9,000
Less unamortized debt issuance and modification costs	(11)	(14)
Long-term debt and finance lease obligations net of unamortized debt costs	$11,311	$10,573

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $12,000,000 in principal as of June 29, 2025 and $9,000,000 as of December 31, 2024 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of June 29, 2025, our principal commitment under the Note was $2,000,000 due on April 1, 2026, $2,000,000 on April 1, 2027, $5,000,000 on April 1, 2028 and the balance of $3,000,000 due on April 1, 2029. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly, which was 9.25% as of June 29, 2025. The Note allows for a deferral of payment for up to 100% of the interest due on the Note to April 1, 2026. The total amount of interest on the Note deferred as of June 29, 2025 was $1,080,000.

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

Finance Lease Obligations

As of June 29, 2025, the Company had $1,773,000 outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2029 and a weighted average interest rate of 8.9%.

Equipment Financing Obligations

As of June 29, 2025, the Company had $1,218,000 outstanding under equipment financing facilities, with a weighted average interest rate of 6.9% and payments due through 2029. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$541
12 to 24 months	452
24 to 36 months	300
36 to 48 months	35
48 to 60 months	19
Thereafter	0
Total payments	1,347
Less imputed interest	(129)
Total equipment financing obligations	$1,218

(10)	Derivative Financial Instruments

During the year ended December 31, 2024, the Company’s Sypris Technologies segment entered into Mexican Peso (“MXP”) put option contracts to manage a portion of the foreign currency exchange risk on forecasted expenses denominated in MXP. The contracts meet the definition of a derivate subject to the guidance of ASC 815, do not qualify for hedge accounting, and accordingly are recognized at fair value, with changes in fair value recognized in earnings in other expense, net. The contracts have a notional amount of $8,900,000 as of June 29, 2025 and $18,700,000 as of December 31, 2024 and expire at various dates through December 31, 2025. The Company does not use hedging arrangements for speculative purposes. There can be no assurance the hedges will fully offset the financial impact resulting from movements in foreign currency exchange rates.

The fair value of these derivative financial instruments is determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. The fair value of the non-designated foreign exchange contracts as of June 29, 2025 and December 31, 2024 was $578,000 and $157,000, respectively, and is included in other current assets in the Consolidated Balance Sheets.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$14,097	$17,841	$27,670	$36,191
Sypris Electronics	17,329	17,680	33,264	34,883
Total net revenue	$31,426	$35,521	$60,934	$71,074

Gross profit:
Sypris Technologies	$2,143	$2,719	$4,250	$4,770
Sypris Electronics	441	2,922	1,700	3,755
Total gross profit	$2,584	$5,641	$5,950	$8,525

Operating income (loss):
Sypris Technologies	$490	$1,389	$1,216	$1,895
Sypris Electronics	(652)	1,665	(467)	1,102
General, corporate and other	(1,279)	(1,781)	(2,320)	(3,098)
Total operating income (loss)	$(1,441)	$1,273	$(1,571)	$(101)

Interest expense, net:
Sypris Technologies	$45	$63	$94	$128
Sypris Electronics	49	333	91	398
General, corporate and other	287	208	498	396
Total interest expense	$381	$604	$683	$922

Other expense (income), net:
Sypris Technologies	$224	$200	$406	$589
Sypris Electronics	0	(8)	(8)	(8)
General, corporate and other	0	0	(6)	(6)
Total other expense, net	$224	$194	$389	$535

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Income (loss) before taxes:
Sypris Technologies	$309	$1,188	$888	$1,338
Sypris Electronics	(702)	1,339	(551)	711
General, corporate and other	(1,653)	(2,052)	(2,980)	(3,607)
	$(2,046)	$475	$(2,643)	$(1,558)

Depreciation and amortization:
Sypris Technologies	$471	$606	$927	$1,224
Sypris Electronics	236	225	479	450
General, corporate and other	0	0	1	2
Total depreciation and amortization	$708	$831	$1,407	$1,676

Capital expenditures
Sypris Technologies	$158	$131	$158	$384
Sypris Electronics	0	61	0	124
General, corporate and other	0	0	3	0
Total capital expenditures	$158	$192	$161	$508

	June 29,	December 31,
	2025	2024
	(Unaudited)
Total assets:
Sypris Technologies	$32,280	$35,013
Sypris Electronics	67,756	76,405
General, corporate and other	5,801	7,958
Total assets	$105,837	$119,376

Total liabilities:
Sypris Technologies	$15,497	$18,104
Sypris Electronics	55,807	68,780
General, corporate and other	15,854	12,911
Total liabilities	$87,158	$99,795

(12)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of June 29, 2025 and December 31, 2024 was $836,000 and $850,000, respectively. The Company’s warranty expense for the three and six months ended June 29, 2025 was $111,000 and $199,000, respectively. The Company’s warranty expense for the three and six months ended June 30, 2024 was $106,000 and $209,000, respectively.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and has been approved for development by the purchaser. As of June 29, 2025 and December 31, 2024, no amounts were accrued for any environmental matters.

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

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to produce inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $32,661,000 as of June 29, 2025, of which $23,820,000 is for purchases to be made in 2025, and the balance in 2026.

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

During 2023, the Company’s wholly-owned subsidiary in Mexico received a formal tax assessment notice from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) pertaining to revenue variances and disallowed deductions related to an audit by the SAT of the 2016 tax year. The tax liability for the variances approximated $1,150,000, which includes annual adjustments for inflation, interest and penalties. The Company made a payment in June 2024 of $191,000 to settle the matter. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

On July 4, 2025, the One Big Beautiful Bill Act (OBBB) became law, bringing significant changes across several areas, including tax reform, government assistance programs, and immigration and border policy. The OBBB's provisions have various effective dates. The Company is assessing the full impact of the OBBB on its operations, financial position, and cash flows. More information regarding the effects of the OBBB will be provided in subsequent periods as the Company continues to evaluate the legislation's implications.

(14)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)

Interest cost on projected benefit obligation	$260	$239	$534	$548
Net amortizations, deferrals and other costs	73	88	183	220
Expected return on plan assets	(241)	(184)	(420)	(361)
Net periodic benefit cost	$92	$143	$297	$407

The net periodic benefit cost of the defined benefit pension plans incurred during the three and six month periods ended June 29, 2025 and June 30, 2024 is included in other expense, net in the accompanying consolidated statements of operations.

(15)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 29,	December 31,
	2025	2024
	(Unaudited)
Foreign currency translation adjustments	$(9,872)	$(11,457)
Employee benefit related adjustments – U.S., net of tax	(7,612)	(7,612)
Employee benefit related adjustments – Mexico, net of tax	52	52
Accumulated other comprehensive loss	$(17,432)	$(19,017)

(16)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at June 29, 2025 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

(17)	Subsequent Events

Subsequent to quarter end, the Company entered into an agreement for the sale-leaseback of one of its properties for gross proceeds of $3,200,000. In accordance with sale-leaseback accounting guidelines, the cash received will be compared to the fair market value of the property. The aggregate net book value of the property was $357,000 as of June 29, 2025. The lease has a term of 20 years. Our initial annual cash payments to the buyer-lessor are approximately $280,000, and the payments will escalate three percent annually. The accounting treatment for this transaction has not yet been finalized.

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

Sypris Technologies Outlook

Uncertainty in tariffs, the economy, freight and regulations have the potential to disrupt fleet investment and replacement cycles for the North American Class 4-8 commercial vehicle market in addition to the automotive, sport utility vehicle and off-highway markets also served by Sypris Technologies. According to industry publications, the outlook for 2025 is for continued weakened demand with production down 25% from 2024 levels driven by lower year-over-year freight volumes and rates, before slowly recovering 3% in 2026 and 11% in 2027. We believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets will help offset some of the anticipated cyclical decline for the commercial vehicle market, as the demand cycles for our products in these markets differs from the Class 8 commercial vehicle market, thereby reducing volatility in our revenue profile.

The oil and gas markets served by our Tube Turns® brand of engineered products continues to be shaped largely by geopolitical factors, macroeconomic variables such as high interest rates and rising material costs, evolving policies and regulations and the emergence of new technologies. Sales in this market are dependent on, among other things, the level of worldwide oil and natural gas demand, the price of crude oil and natural gas, and capital spending by exploration and production companies and drilling contractors. The conflicts in the Middle East, the war between Russia and Ukraine and inflationary pressures have also led to disruption, instability and volatility in global markets and industries that could negatively impact our operations. Additionally, orders of our Tube Turns® products were impacted by tariff uncertainty during the first half of 2025.

We will continue to pursue new business in a wide variety of markets from light automotive to new pressure vessel and pipeline applications to achieve a more balanced portfolio across our customers, markets and products.

Sypris Electronics Outlook

Ongoing demand in the electronic circuit card assembly industry across multiple manufacturing sectors continues to create shortages and extended lead times. In some instances, waiting times for certain components approach a year or more. We factor supplier-provided lead times into internal planning schedules and new customer quotations. From time to time, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which arise after the placement of the customer’s order have delayed certain customer deliveries, limited our ability to ramp up production in response to customer demand for certain products and have caused out-of-sequence manufacturing, which increases costs and decreases operational efficiency.

The electronic circuit card assembly industry is highly competitive, and demand can be volatile from period to period. Increasing demand for advanced technologies, supply chain diversification, and continued strong government defense spending along with geopolitical factors, including ongoing U.S.-China trade tensions and regulatory shifts, are prompting companies to adopt supply chain resilience strategies, such as "friendshoring", nearshoring and onshoring that benefit domestic suppliers. Additionally, OEMs are expected to continue the trend of outsourcing lower-level electronic assemblies, while focusing on their core competencies of design and system integration. However, challenges such as labor cost fluctuations, raw material constraints, and evolving trade policies may impact operational efficiency and cost structures. Overall, the sector is positioned for growth, with companies focusing on technological innovation, strategic partnerships, and supply chain optimization to maintain competitiveness in a rapidly evolving defense and aerospace market. During 2024 and 2025, we announced new program awards and releases for Sypris Electronics, with certain programs continuing into 2026. In addition to contract awards from Department of Defense (“DoD”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts for manufacturing services to the communication and navigation markets, which require our advanced capabilities for delivering products for complex, high cost of failure platforms.

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

The Administration published its FY 2026 budget request in June 2025. The budget request includes $848.3 billion in the base budget (discretionary) funding, and $113.3 billion in reconciliation (mandatory) funding for the DoD. The One Big Beautiful Bill Act passed the Senate and House and was signed by the President on July 4, 2025. The bill provides more than $150 billion in mandatory funding (inclusive of the $113.3 billion) for DoD available until September 30, 2029.

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

Results of Operations

The tables below compare our segment and consolidated results for the three and six month periods of operations of 2025 to the three and six month periods of operations of 2024. The tables present the results for each period, the change in those results from 2024 to 2025 in both dollars and percentages and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended June 29, 2025 Compared to Three Months Ended June 30, 2024

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	June 29,	June 2,	Favorable	Favorable	June 29,	June 30,
	2025	2024	(Unfavorable)	(Unfavorable)	2025	2024
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$14,097	$17,841	$(3,744)	(21.0)%	44.9%	50.2%
Sypris Electronics	17,329	17,680	(351)	(2.0)	55.1	49.8
Total	31,426	35,521	(4,095)	(11.5)	100.0	100.0

Cost of sales:
Sypris Technologies	11,954	15,122	3,168	20.9	84.8	84.8
Sypris Electronics	16,888	14,758	(2,130)	(14.4)	97.5	83.5
Total	28,842	29,880	1,038	3.5	91.8	84.1

Gross profit:
Sypris Technologies	2,143	2,719	(576)	(21.2)	15.2	15.2
Sypris Electronics	441	2,922	(2,481)	(84.9)	2.5	16.5
Total	2,584	5,641	(3,057)	(54.2)	8.2	15.9

Selling, general and administrative	4,025	4,368	343	7.9	12.8	12.3
Operating (loss) income	(1,441)	1,273	(2,714)	NM	(4.6)	3.6

Interest expense, net	381	604	223	36.9	1.2	1.7
Other expense, net	224	194	(30)	(15.5)	0.7	0.6

(Loss) income before taxes	(2,046)	475	(2,521)	NM	(6.5)	1.3
Income tax expense, net	5	459	454	98.9	0.0	1.3

Net (loss) income	$(2,051)	$16	$(2,067)	NM	(6.5)%	0.0%

Six Months Ended June 29, 2025 Compared to Six Months Ended June 30, 2024.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Six
	Six Months Ended,		Change	Change	Months Ended
	June 29	June 30,	Favorable	Favorable	June 29,	June 30,
	2025	2024	(Unfavorable)	(Unfavorable)	2025	2024
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$27,670	$36,191	$(8,521)	(23.5)%	45.4%	50.9%
Sypris Electronics	33,264	34,883	(1,619)	(4.6)	54.6	49.1
Total	60,934	71,074	(10,140)	(14.3)	100.0	100.0

Cost of sales:
Sypris Technologies	23,420	31,421	8,001	25.5	84.6	86.8
Sypris Electronics	31,564	31,128	(436)	(1.4)	94.9	89.2
Total	54,984	62,549	7,565	12.1	90.2	88.0

Gross profit:
Sypris Technologies	4,250	4,770	(520)	(10.9)	15.4	13.2
Sypris Electronics	1,700	3,755	(2,055)	(54.7)	5.1	10.8
Total	5,950	8,525	(2,575)	(30.2)	9.8	12.0

Selling, general and administrative	7,521	8,626	1,105	12.8	12.3	12.1
Operating loss	(1,571)	(101)	(1,470)	(1,455.4)	(2.6)	(0.1)

Interest expense, net	683	922	239	25.9	1.1	1.3
Other expense, net	389	535	146	27.3	0.6	0.8

Loss before taxes	(2,643)	(1,558)	(1,085)	(69.6)	(4.3)	(2.2)
Income tax expense, net	307	647	340	52.6	0.5	0.9

Net loss	$(2,950)	$(2,205)	$(745)	(33.8)	(4.8)%	(3.1)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three- and six-month periods ended June 29, 2025 decreased $3.7 million and $8.5 million, respectively, from the prior year comparable periods. The net revenue decrease for the quarter and six-month periods was primarily attributable to the anticipated cyclical decline in the commercial vehicle market. Energy product sales increased $0.6 million for the three months ended June 29, 2025 and decreased $0.2 million for the six months ended June 29, 2025 as compared to the prior year comparable periods due to timing. Additionally, during the first quarter of 2025, Sypris Technologies began operating under a sub-maquiladora services agreement with one of its customers in Mexico. As a result, the customer retains ownership of the inventory, and revenue is recognized on the value-add portion only, resulting in a decrease of $1.6 million and $3.2 million for the three and six months ended June 29, 2025, respectively as compared to the prior year comparable periods.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics decreased $0.4 million and $1.6 million, respectively, for the three and six months ended June 29, 2025, from the prior year comparable periods. The net revenue decrease for the period was primarily attributable to changes in customer delivery schedules requested for 2025 as compared to the previous year and material availability issues.

Gross Profit. Sypris Technologies’ gross profit decreased $0.6 million and $0.5 million for the three and six months ended June 29, 2025, respectively, from the prior year comparable periods as a result of the lower volumes. Gross margin for the three and six months ended June 29, 2025 was 15.2% and 15.4%, respectively, as compared to 15.2% and 13.2%, respectively, for the three and six months ended June 30, 2024.

Sypris Electronics’ gross profit decreased $2.5 million and $2.1 million for the three and six months ended June 29, 2025, respectively, from the prior year comparable periods. The decrease in gross profit for the three and six months ended June 29, 2025 was primarily a result of lower volumes, an unfavorable mix of programs and delays of certain customer deliveries, which has limited our ability to ramp up production and resulted in increased costs and decreased operational efficiency. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the balance of 2025 and into 2026. Gross margin for the three and six months ended June 29, 2025 was 2.5% and 5.1%, respectively, as compared to 16.5% and 10.8%, respectively, for the three and six months ended June 30, 2024.

Selling, General and Administrative. Selling, general and administrative expense decreased $0.3 million and $1.1 million for the three and six months ended June 29, 2025, respectively, as compared to the prior year comparable periods. The decrease for the three and six month periods was primarily as a result of as a result of lower consulting costs and reduced headcount. Selling, general and administrative expense increased as a percentage of revenue to 12.8% and 12.3% for the three and six months ended June 29, 2025, respectively, from 12.3% and 12.1%, respectively, for the three and six months ended June 30, 2024.

Income Taxes. The Company’s income tax expense for the three and six months ended June 29, 2025 and June 30, 2024 consists primarily of foreign income taxes on its Mexican subsidiaries. Additionally, a deferred tax adjustment was recorded in 2024 related to the fixed asset valuation utilized by the Company’s foreign operation which increased the effective tax rate. Furthermore, the Company’s income tax expense for the three and six months ended June 30, 2024 includes an expense of $0.1 million to settle with Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s for the 2016 tax audit (See Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q).

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

Liquidity, Capital Resources

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of June 29, 2025, a net loss for the six months ended June 29, 2025 and the year ended December 31, 2024, as well as negative cash flow from operating activities for the six months ended June 29, 2025. The Company’s net inventory increased significantly in 2023, primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash. As a result, the Company experienced a liquidity shortfall beginning in the fourth quarter of 2023, and the Company is continuing to aggressively manage working capital to improve liquidity. The shipment delays also contributed to an increase in trade payable balances with certain suppliers during 2023 and early 2024. The Company successfully negotiated amended payment and other terms on the past due balances with certain suppliers during 2024 and is continuing to work with suppliers to improve terms and maintain consistency in its supply chain relationships. The Company received the benefit of additional loans of $3.0 million during the six months ended June 29, 2025 and $2.5 million during the year ended December 31, 2024 from Gill Family Capital Management, Inc. (“GFCM”) to help the Company manage its liquidity during those periods. This additional $5.5 million loaned to the Company by GFCM in 2024 and the first six months of 2025 was approved by the Audit Committee and provided the Company necessary liquidity. Additionally, during the first six months of 2025, the Company and GFCM amended the Note to extend the maturity dates for $2.0 million of the obligation to April 1, 2026, $2.0 million to April 1, 2027, $5.0 million to April 1, 2028 and $3.0 million to April 1, 2029 (see Note 9 to the consolidated financial statements in this Quarterly Report on Form 10-Q).

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

Cash Balance. As of June 29, 2025, we had approximately $6.4 million of cash and cash equivalents, of which $2.8 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Material Cash Requirements

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $12.0 million in principal as of June 29, 2025 and $9.0 million as of December 31, 2024 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

As of June 29, 2025, our principal commitment under the Note was $2.0 million due on April 1, 2026, $2.0 million on April 1, 2027, $5.0 million due on April 1, 2028 and the balance of $3.0 million due on April 1, 2029. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The Note allows for a deferral of payment for up to 100% of the interest due on the Note to April 1, 2026.

During the first six months of 2025, the Company amended the Note to increase the principal amount by $3.0 million, which is due on April 1, 2029. The amendment increased the aggregate amount previously loaned by GFCM to the Company from $9.0 million to $12.0 million. This additional amount loaned to the Company in the first six months of 2025 was approved by the Audit Committee and provided the Company necessary liquidity.

Finance Lease Obligations. As of June 29, 2025, the Company had $1.8 million outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2029 and a weighted average interest rate of 8.9%.

Equipment Financing Obligations. As of June 29, 2025, the Company had $1.2 million outstanding under equipment financing facilities, with payments due through 2029, and a weighted average interest rate of 6.9%.

Purchase Commitments. We had purchase commitments totaling approximately $32.7 million at June 29, 2025, primarily for inventory and manufacturing equipment, which are due through 2026.

Subsequent to quarter end, the Company entered into an agreement for the sale-leaseback of one of its properties for gross proceeds of $3.2 million. In accordance with sale-leaseback accounting guidelines, the cash received will be compared to the fair market value of the property. The aggregate net book value of the property was $0.4 million as of June 29, 2025. The lease has a term of 20 years. Our initial annual cash payments to the buyer-lessor are approximately $0.3 million, and the payments will escalate three percent annually. The accounting treatment for this transaction has not yet been finalized.

Cash Flows

Operating Activities. Net cash used in operating activities was $4.4 million in the first six months of 2025, as compared to net cash provided of $4.5 million in the same period of 2024. The decrease in inventory in 2025 resulted in a source of cash of $8.2 million. The decrease in inventory was primarily as a result of the ramp up of shipments within Sypris Electronics. A significant portion of the inventory had been purchased in previous periods and was funded through prepayments from customers, which was recorded as contract liabilities. As shipments have increased with Sypris Electronics during the period, these contract liabilities have also decreased, which is the primary component of the $11.8 million change in accrued and other liabilities during the first six months of 2025. Prepaid expenses and other assets decreased during the period, resulting in an increase in cash of $1.8 million, primarily as a result of a decrease in contract assets and a decrease in VAT refundable. Accounts payable decreased during the first six months of 2025, resulting in a use of cash of $2.6 million. During the first six months of 2025, Sypris Technologies began operating under a sub-maquiladora services agreement with one of its customers in Mexico. As a result, the customer retains ownership of the inventory, and payment for the inventory is now made by the customer, resulting in a decrease in accounts payable.

Investing Activities. Net cash used in investing activities was comprised of capital expenditures of $0.2 million for the first six months of 2025 as compared to $0.5 million for the first six months of 2024.

Financing Activities. Net cash provided by financing activities was $1.9 million for the first six months of 2025 and was comprised of proceeds from the Note of $3.0 million, partially offset by payments on finance leases and equipment financing obligation of $1.0 million and $0.1 million for minimum statutory tax withholdings on stock-based compensation. Net cash provided by financing activities was $2.0 million for the first six months of 2024 and was comprised of proceeds from the Note of $2.5 million and proceeds from an equipment financing obligation of $0.4 million, partially offset by payments on finance leases and equipment financing obligation of $1.0 million.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no significant changes in our critical accounting policies during the six months ended June 29, 2025.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; the termination or non-renewal of existing contracts by customers; our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; volatility of our customers’ forecasts and our contractual obligations to meet current scheduling demands and production levels, which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation, as well as the impact of proposed or imposed tariffs by the U.S. government on imports to the U.S. and/or the imposition of retaliatory tariffs by foreign countries; our reliance on a few key customers, third party vendors and sub-suppliers; risks of foreign operations, including foreign currency exchange rate risk exposure, which could impact our operating results; significant delays or reductions due to a prolonged continuing resolution or U.S. government shutdown reducing the spending on products and services that Sypris Electronics provides; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; our failure to successfully win new business or develop new or improved products or new markets for our products; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; the costs and supply of insurance on acceptable terms and with adequate coverage; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; the costs of compliance with our auditing, regulatory or contractual obligations; pension valuation, health care or other benefit costs; dependence on, retention or recruitment of key employees and highly skilled personnel and distribution of our human capital; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; war, geopolitical conflict, terrorism, or political uncertainty, or disruptions resulting from the Russia-Ukraine war or the Israel and Gaza conflict, or other tensions in the Middle East, including arising out of international sanctions, foreign currency fluctuations and other economic impacts; labor relations; strikes; union negotiations; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, premises liability, personal injury, product liability, warranty or environmental claims; failure to adequately insure or to identify product liability, environmental or other insurable risks; costs associated with environmental or other claims relating to properties previously owned; our inability to patent or otherwise protect our inventions or other intellectual property rights from potential competitors or fully exploit such rights which could materially affect our ability to compete in our chosen markets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; cyber security threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risks related to owning our common stock, including increased volatility; possible public policy response to a public health emergency, including U.S. or foreign government legislation or restrictions that may impact our operations or supply chain; or unknown risks and uncertainties and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the shares of common stock that were repurchased by the Company – all from its current employees for withholding tax purposes – during the second quarter ended June 29, 2025 (dollars in thousands except per share data):

					Total Number of	Maximum
			Total	Average	Shares Purchased	Dollar Value of Shares
			Number	Price	as a Part of	that May Yet Be
			of Shares	Paid per	Publicly Announced	Purchased Under the
Period			Purchased (a)	Share	Plans or Programs	Plans or Programs
3/31//2025	–	4/27/2025	62,046	$1.65	—	$—
4/28/2025	–	5/25/2025	—	$—	—	$—
5/26/2025	–	6/29/2025	—	$—	—	$—

(a)

The total number of shares purchased includes shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock. Common shares withheld to satisfy tax withholding obligations were immediately cancelled.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the quarter ended June 29, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

Exhibit Number	Description

10.1	The 2025 Sypris Omnibus Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on April 21, 2025 (Commission File No. 000-24020)).

10.2	Form of Executive Long-Term Incentive Award Agreement for Grants of Restricted Stock Units to Executive Officers.

10.3	Sypris Solutions Inc., Directors Compensation Program adopted on September 1, 1995, Amended and Restated effective on May 21, 2025.

10.4	Form of Directors Compensation Two-Year Restricted Stock Unit Agreement.

31(i).1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 12, 2025	By:	/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
(Principal Executive Officer)
President & Chief Executive Officer

Date:	August 12, 2025	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Vice President, Chief Accounting Officer and Controller (Principal Financial Officer and Principal Accounting Officer)