Form 10-Q
period 2025-09-28
SYPRIS SOLUTIONS INC
filed 2025-11-12
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended September 28, 2025

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

As of November 5, 2025, the Registrant had 23,029,970 shares of common stock outstanding.

Part I.       Financial Information

Item 1.       Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)

Net revenue	$28,672	$35,657	$89,606	$106,731
Cost of sales	26,621	29,678	81,605	92,227
Gross profit	2,051	5,979	8,001	14,504
Selling, general and administrative	3,789	4,250	11,310	12,876
Operating (expense) income	(1,738)	1,729	(3,309)	1,628

Interest expense, net	385	546	1,068	1,468
Other (income) expense, net	(2,474)	246	(2,085)	781

Income (loss) before taxes	351	937	(2,292)	(621)
Income tax (benefit) expense	(166)	547	141	1,194
Net income (loss)	$517	$390	$(2,433)	$(1,815)

Income (loss) per share:
Basic	$0.02	$0.02	$(0.11)	$(0.08)
Diluted	$0.02	$0.02	$(0.11)	$(0.08)

Weighted average shares outstanding:
Basic	22,325	22,088	22,251	22,011
Diluted	22,863	22,415	22,251	22,011

Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)

Net income (loss)	$517	$390	$(2,433)	$(1,815)

Other comprehensive income (loss)
Foreign currency translation adjustments	484	(1,335)	2,069	(3,016)

Comprehensive income (loss)	$1,001	$(945)	$(364)	$(4,831)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	September 28,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,443	$9,675
Accounts receivable, net	9,015	10,593
Inventory, net	57,270	66,680
Other current assets	9,658	11,070
Total current assets	84,386	98,018

Property, plant and equipment, net	15,811	13,299
Operating lease right-of-use assets	7,694	3,749
Other assets	4,577	4,310
Total assets	$112,468	$119,376
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,024	$18,428
Accrued liabilities	35,727	57,639
Operating lease liabilities, current portion	1,053	906
Finance lease obligations, current portion	974	1,507
Equipment financing obligations, current portion	464	481
Working capital line of credit	500	500
Note payable – related party, current portion	2,000	0
Total current liabilities	54,742	79,461

Operating lease liabilities, net of current portion	6,918	3,251
Finance lease obligations, net of current portion	4,101	735
Equipment financing obligations, net of current portion	650	852
Note payable – related party, net of current portion	9,991	8,986
Other liabilities	16,112	6,510
Total liabilities	92,514	99,795

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 23,051,483 shares issued and 23,029,970 outstanding in 2025 and 23,041,523 shares issued and 23,020,010 outstanding in 2024	230	230
Additional paid-in capital	157,717	156,980
Accumulated deficit	(121,045)	(118,612)
Accumulated other comprehensive loss	(16,948)	(19,017)
Treasury stock, 21,513 shares in 2025 and 2024	0	0
Total stockholders’ equity	19,954	19,581
Total liabilities and stockholders’ equity	$112,468	$119,376

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended
	September 28,	September 29,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,433)	$(1,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,128	2,449
Deferred income taxes	129	39
Stock-based compensation expense	839	660
Deferred loan costs recognized	5	6
Provision for excess and obsolete inventory	337	591
Non-cash lease expense	745	898
Net gain on sale leaseback transaction	(2,506)	0
Other noncash items	373	413
Contributions to pension plans	(219)	(580)
Changes in operating assets and liabilities:
Accounts receivable	1,528	(3,606)
Inventory	9,369	8,642
Other current assets	1,773	(2,116)
Accounts payable	(4,463)	(3,986)
Accrued and other liabilities	(12,218)	(1,903)
Net cash used in operating activities	(4,613)	(308)

Cash flows from investing activities:
Capital expenditures	(373)	(666)
Proceeds from sale leaseback transaction	2,920	0
Net cash provided by (used in) investing activities	2,547	(666)

Cash flows from financing activities:
Proceeds from equipment financing obligations	0	430
Proceeds from Note payable – related party	3,000	2,500
Principal payments on finance lease obligations	(1,234)	(1,006)
Principal payments on equipment financing obligations	(266)	(471)
Indirect repurchase of shares for minimum statutory tax withholdings	(102)	(127)
Net cash provided by financing activities	1,398	1,326
Effect of exchange rate changes on cash balances	(564)	(18)
Net (decrease) increase in cash and cash equivalents	(1,232)	334
Cash and cash equivalents at beginning of period	9,675	7,881
Cash and cash equivalents at end of period	$8,443	$8,215

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Capital expenditures purchased through equipment financing obligations	$317	$0
Right-of-use asset arising from operating lease liabilities	$4,691	$1,592
Assets arising from finance lease liabilities	$3,645	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

	Three Months Ended September 28, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

June 29, 2025 balance	23,029,970	$230	$157,443	$(121,562)	$(17,432)	$0

Net income	0	0	0	517	0	0
Foreign currency translation adjustment	0	0	0	0	484	0
Exercise of stock options	0	0	0	0	0	0
Noncash compensation	0	0	274	0	0	0
Treasury stock	0	0	0	0	0	0
September 28, 2025 balance	23,029,970	$230	$157,717	$(121,045)	$(16,948)	$0

	Three Months Ended September 29, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

June 30, 2024 balance	23,024,128	$230	$156,675	$(119,137)	$(18,748)	$0

Net income	0	0	0	390	0	0
Foreign currency translation adjustment	0	0	0	0	(1,335)	0
Exercise of stock options	48,147	0	(33)	0	0	0
Noncash compensation	0	0	222	0	0	0
Treasury stock	(50,265)	0	(92)	0	0	0
September 29, 2024 balance	23,022,010	$230	$156,772	$(118,747)	$(20,083)	$0

	Nine Months Ended September 28, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2025 balance	23,020,010	$230	$156,980	$(118,612)	$(19,017)	$0

Net loss	0	0	0	(2,433)	0	0
Foreign currency translation adjustment	0	0	0	0	2,069	0
Exercise of stock options	72,006	1	(1)	0	0	0
Noncash compensation	0	0	839	0	0	0
Treasury stock	(62,046)	(1)	(101)	0	0	0
September 28, 2025 balance	23,029,970	$230	$157,717	$(121,045)	$(16,948)	$0

	Nine Months Ended September 29, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2024 balance	22,459,649	$224	$156,242	$(116,932)	$(17,067)	$0

Net loss	0	0	0	(1,815)	0	0
Foreign currency translation adjustment	0	0	0	0	(3,016)	0
Issuance of restricted common stock	602,500	5	(5)	0	0	0
Exercise of stock options	75,126	1	(34)	0	0	0
Noncash compensation	15,000	0	660	0	0	0
Treasury stock	(130,265)	0	(91)	0	0	0
September 29, 2024 balance	23,022,010	$230	$156,772	$(118,747)	$(20,083)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results for the three and nine months ended September 28, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2024 as presented in the Company’s Annual Report on Form 10-K.

(3)	Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires public entities to disclose detailed components of income statement expenses, such as inventory purchases, employee compensation, depreciation and amortization within relevant expense captions. Companies are also required to explain amounts not disaggregated and define and disclose total selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We are currently evaluating the impact of the guidance on our financial statement disclosures.

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

The Company determines if an arrangement is a lease at its inception. The Company has entered into operating leases for real estate. These leases have initial terms which range from 10 years to 20 years and often include one or more options to renew. These renewal terms can extend the lease term by 5 years and will be included in the lease term when it is reasonably certain that the Company will exercise the option. The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. The lease agreements do not contain any residual value guarantees. Some of the real estate lease agreements include periods of rent holidays and payments that escalate over the lease term by specified amounts. All operating lease expenses are recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the right-of-use asset is amortized over the lease term.

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

During the three and nine months ended September 28, 2025, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold its facility located in Louisville, Kentucky, with a net book value of $414,000 for gross proceeds of $3,200,000, which was reduced by transaction costs of $280,000 for net cash proceeds of approximately $2,920,000. The lease agreement has a term of 20 years, and our initial annual cash payments to the buyer-lessor are approximately $280,000, and the payments will escalate three percent annually. The Company recognized a gain of $2,506,000 on this transaction, which is included in other (income) expense in the consolidated statements of operations. Right-of-use assets and lease liabilities recognized related to this sale leaseback transaction were $2,205,000.

During the three and nine months ended September 28, 2025, the Company entered into a five-year extension of its land and building in Toluca, Mexico and reassessed its expectations to exercise one additional extension. As a result, an increase in the operating right-of-use assets and operating lease liabilities recognized related to this were $2,486,000, and the Company recognized an increase of its finance lease of $3,645,000.

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of September 28, 2025, total right-of-use assets and operating lease liabilities were approximately $7,694,000 and $7,971,000, respectively. As of December 31, 2024, total right-of-use assets and operating lease liabilities were approximately $3,749,000 and $4,157,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s consolidated balance sheet. The related lease expense for short-term leases was not material for the three and nine months ended September 28, 2025 and September 29, 2024.

The following table presents information related to lease expense for the three and nine months ended September 28, 2025 and September 29, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Finance lease expense:
Amortization expense	$190	$185	$549	$586
Interest expense	34	61	118	190
Operating lease expense	367	314	1,018	980
Variable lease expense	64	88	216	260
Total lease expense	$655	$648	$1,901	$2,016

The following table presents supplemental cash flow information related to leases (in thousands):

	Nine Months Ended
	September 28,	September 29,
	2025	2024
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,304	$1,258
Operating cash flows from finance leases	118	190
Financing cash flows from finance leases	1,234	1,006

The annual future minimum lease payments as of September 28, 2025 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,510	$1,495
12 to 24 months	1,859	952
24 to 36 months	1,248	870
36 to 48 months	1,052	820
48 to 60 months	1,068	695
Thereafter	9,038	3,763
Total lease payments	15,775	8,595

Less imputed interest	(7,804)	(3,520)
Total	$7,971	$5,075

The following table presents certain information related to lease terms and discount rates for leases as of September 28, 2025 and December 31, 2024:

	September 28,	December 31,
	2025	2024
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	11.0	5.2
Finance leases	8.1	1.7

Weighted-average discount rate (percentage):
Operating leases	11.9	8.4
Finance leases	12.6	8.7

(5)	Revenue from Contracts with Customers

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

Some of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of contracts greater than one year we had $76,946,000 of remaining performance obligations as of September 28, 2025, all of which were long-term Sypris Electronics’ contracts. Approximately 21% of our remaining performance obligations have deliveries scheduled in 2025, 67% in 2026 and the balance in 2027.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended September 28, 2025 and September 29, 2024:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Sypris Technologies – transferred point in time	$11,534	$19,469	$39,204	$55,660
Sypris Electronics – transferred point in time	3,892	2,791	9,478	10,151
Sypris Electronics – transferred over time	13,246	13,397	40,924	40,920
	$28,672	$35,657	$89,606	$106,731

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of September 28, 2025 and December 31, 2024 were $3,365,000 and $4,663,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of September 28, 2025, the contract liabilities balance was $42,436,000, of which $29,306,000 was included within accrued liabilities and $13,130,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2024, the contract liabilities balance was $54,375,000, of which $50,430,000 was included within accrued liabilities and $3,945,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The Company recognized revenue from contract liabilities of $9,620,000 and $28,485,000 during the three and nine months ended September 28, 2025, respectively. The Company recognized revenue from contract liabilities of $8,889,000 and $22,925,000 during the three and nine months ended September 29, 2024, respectively.

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

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock awards granted by the Company are considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock awards and restricted stock units. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 1,057,000 potential common shares excluded from diluted earnings per share for the three months ended September 28, 2025 and 1,054,000 potential common shares excluded from diluted earnings per share for the three months ended September 29, 2024. For the nine months ended September 28, 2025 and the three and nine months ended September 29, 2024, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted income (loss) per common share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Income (loss) attributable to stockholders:
Net income (loss) as reported	$517	$390	$(2,433)	$(1,815)
Less distributed and undistributed earnings allocable to restricted award holders	(16)	(15)	0	0
Net income (loss) allocable to common stockholders	$501	$375	$(2,433)	$(1,815)

Income (loss) per common share attributable to stockholders:
Basic	$0.02	$0.02	$(0.11)	$(0.08)
Diluted	$0.02	$0.02	$(0.11)	$(0.08)

Weighted average shares outstanding – basic	22,325	22,088	22,251	22,011
Weighted average additional shares assuming conversion of potential common shares	538	327	0	0
Weighted average shares outstanding – diluted	22,863	22,415	22,251	22,011

(7)	Inventory

Inventory consists of the following (in thousands):

	September 28,	December 31,
	2025	2024
	(Unaudited)
Raw materials	$49,700	$58,733
Work in process	8,463	8,629
Finished goods	1,483	1,562
Reserve for excess and obsolete inventory	(2,376)	(2,244)
Total	$57,270	$66,680

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 28,	December 31,
	2025	2024
	(Unaudited)
Land and land improvements	$0	$43
Buildings and building improvements	6,359	7,781
Machinery, equipment, furniture and fixtures	70,981	67,636
Construction in progress	517	870
	77,857	76,330
Accumulated depreciation	(62,046)	(63,031)
	$15,811	$13,299

(9)	Debt

Debt outstanding consists of the following (in thousands):

	September 28,	December 31,
	2025	2024
	(Unaudited)
Current:
Finance lease obligation, current portion	$974	$1,507
Equipment financing obligations, current portion	464	481
Working capital line of credit	500	500
Note payable – related party, current portion	2,000	0
Current portion of long-term debt and finance lease obligations	$3,938	$2,488

Long Term:
Finance lease obligation	$4,101	$735
Equipment financing obligations	650	852
Note payable – related party	10,000	9,000
Less unamortized debt issuance and modification costs	(9)	(14)
Long-term debt and finance lease obligations net of unamortized debt costs	$14,742	$10,573

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $12,000,000 in principal as of September 28, 2025 and $9,000,000 as of December 31, 2024 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company. As of September 28, 2025, our principal commitment under the Note was $2,000,000 due on April 1, 2026, $2,000,000 on April 1, 2027, $5,000,000 on April 1, 2028 and the balance of $3,000,000 due on April 1, 2029. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly, which was 9.25% as of September 28, 2025. The Note allows for a deferral of payment for up to 100% of the interest due on the Note to April 1, 2026. The total amount of interest on the Note deferred as of September 28, 2025 was $1,641,000.

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

Finance Lease Obligations

As of September 28, 2025, the Company had $5,075,000 outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2036 and a weighted average interest rate of 12.6%.

Equipment Financing Obligations

As of September 28, 2025, the Company had $1,114,000 outstanding under equipment financing facilities, with a weighted average interest rate of 6.9% and payments due through 2030. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$529
12 to 24 months	427
24 to 36 months	227
36 to 48 months	23
48 to 60 months	19
Thereafter	0
Total payments	1,225
Less imputed interest	(111)
Total equipment financing obligations	$1,114

(10)	Derivative Financial Instruments

During the year ended December 31, 2024, the Company’s Sypris Technologies segment entered into Mexican Peso (“MXP”) put option contracts to manage a portion of the foreign currency exchange risk on forecasted expenses denominated in MXP. The contracts meet the definition of a derivate subject to the guidance of ASC 815, do not qualify for hedge accounting, and accordingly are recognized at fair value, with changes in fair value recognized in earnings in other expense, net. The contracts have a notional amount of $4,800,000 as of September 28, 2025 and $18,700,000 as of December 31, 2024 and expire at various dates through December 31, 2025. The Company does not use hedging arrangements for speculative purposes. There can be no assurance the hedges will fully offset the financial impact resulting from movements in foreign currency exchange rates.

The fair value of these derivative financial instruments is determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. The fair value of the non-designated foreign exchange contracts as of September 28, 2025 and December 31, 2024 was $477,000 and $157,000, respectively, and is included in other current assets in the Consolidated Balance Sheets.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$11,534	$19,469	$39,204	$55,660
Sypris Electronics	17,138	16,188	50,402	51,071
Total net revenue	$28,672	$35,657	$89,606	$106,731

Gross profit:
Sypris Technologies	$870	$3,661	$5,120	$8,431
Sypris Electronics	1,181	2,318	2,881	6,073
Total gross profit	$2,051	$5,979	$8,001	$14,504

Operating (expense) income:
Sypris Technologies	$(633)	$2,236	$583	$4,131
Sypris Electronics	200	1,137	(267)	2,239
General, corporate and other	(1,305)	(1,644)	(3,625)	(4,742)
Total operating (expense) income	$(1,738)	$1,729	$(3,309)	$1,628

Interest expense, net:
Sypris Technologies	$51	$63	$145	$191
Sypris Electronics	49	321	140	719
General, corporate and other	285	162	783	558
Total interest expense, net	$385	$546	$1,068	$1,468

Other (income) expense, net:
Sypris Technologies	$(2,464)	$252	$(2,061)	$801
Sypris Electronics	(10)	(6)	(18)	(14)
General, corporate and other	0	0	(6)	(6)
Total other (income) expense, net	$(2,474)	$246	$(2,085)	$781

Income (loss) before taxes:
Sypris Technologies	$1,868	$1,984	$2,756	$3,322
Sypris Electronics	160	822	(391)	1,533
General, corporate and other	(1,677)	(1,869)	(4,657)	(5,476)
Total income (loss) before taxes	$351	$937	$(2,292)	$(621)

Depreciation and amortization:
Sypris Technologies	$482	$540	$1,409	$1,764
Sypris Electronics	239	233	719	683
General, corporate and other	0	0	0	2
Total depreciation and amortization	$721	$773	$2,128	$2,449

Capital expenditures:
Sypris Technologies	$199	$48	$357	$432
Sypris Electronics	11	109	11	234
General, corporate and other	2	0	5	0
Total capital expenditures	$212	$157	$373	$666

	September 28,	December 31,
	2025	2024
	(Unaudited)
Total assets:
Sypris Technologies	$38,306	$35,013
Sypris Electronics	65,780	76,405
General, corporate and other	8,382	7,958
Total assets	$112,468	$119,376

Total liabilities:
Sypris Technologies	$22,521	$18,104
Sypris Electronics	53,594	68,780
General, corporate and other	16,399	12,911
Total liabilities	$92,514	$99,795

(12)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of September 28, 2025 and December 31, 2024 was $848,000 and $850,000, respectively. The Company’s warranty expense for the three and nine months ended September 28, 2025 was $103,000 and $302,000, respectively. The Company’s warranty expense for the three and nine months ended September 29, 2024 was $97,000 and $306,000, respectively.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and has been approved for development by the purchaser. As of September 28, 2025 and December 31, 2024, no amounts were accrued for any environmental matters.

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

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to produce inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $31,862,000 as of September 28, 2025, of which $28,700,000 is scheduled in the next 12 months, with the balance due in one to three years.

(13)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 21% in 2025 and 2024 and for its foreign operations at a statutory rate of 30% in 2025 and 2024. Reconciling items between the federal statutory rate and the effective tax rate also include state income taxes, valuation allowances and certain other permanent differences. Additionally, a deferred tax adjustment was recorded in 2024 related to the fixed asset valuation utilized by the Company’s foreign operation which increased the effective tax rate. Furthermore, as noted below, the Company’s income tax expense for the nine months ended September 29, 2024 includes an expense of $124,000 to settle with Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) for the 2016 tax audit.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. During July 2024, the Company was notified by the Internal Revenue Service (“IRS”) that it is examining the Company’s 2021 federal income tax return. On April 1, 2025, the Company received notification that the examination was complete with no changes to the reported tax amount. To the Company’s knowledge, the Internal Revenue Service (IRS) is not currently examining the Company’s U.S. income tax returns for 2022 through 2024, for which the statute has yet to expire.

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

(14)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)

Service cost	$0	$0	$0	$0
Interest cost on projected benefit obligation	267	274	801	822
Net amortizations, deferrals and other costs	92	110	275	330
Expected return on plan assets	(210)	(180)	(630)	(541)
Net periodic benefit cost	$149	$204	$446	$611

The net periodic benefit cost of the defined benefit pension plans incurred during the three and nine-month periods ended September 28, 2025 and September 29, 2024 is included in other (income) expense, net in the accompanying consolidated statements of operations.

(15)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 28,	December 31,
	2025	2024
	(Unaudited)
Foreign currency translation adjustments	$(9,388)	$(11,457)
Employee benefit related adjustments – U.S., net of tax	(7,612)	(7,612)
Employee benefit related adjustments – Mexico, net of tax	52	52
Accumulated other comprehensive loss	$(16,948)	$(19,017)

(16)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at September 28, 2025 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

Sypris Technologies Outlook

Uncertainty in tariffs, the economy, freight and regulations have the potential to disrupt fleet investment and replacement cycles for the North American Class 8 commercial vehicle market in addition to the automotive, sport utility vehicle and off-highway markets also served by Sypris Technologies. According to industry publications, the outlook for 2025 is for continued weakened demand with production down 28% from 2024 levels and an additional 14% decline in 2026 driven by lower year-over-year freight volumes and rates, before recovering 33% in 2027. We believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets will help offset some of the anticipated cyclical decline for the commercial vehicle market, as the demand cycles for our products in these markets differs from the Class 8 commercial vehicle market, thereby reducing volatility in our revenue profile.

The oil and gas markets served by our Tube Turns® brand of engineered products continues to be shaped largely by geopolitical factors, macroeconomic variables such as high interest rates and rising material costs, evolving policies and regulations and the emergence of new technologies. Sales in this market are dependent on, among other things, the level of worldwide oil and natural gas demand, the price of crude oil and natural gas, and capital spending by exploration and production companies and drilling contractors. The conflicts in the Middle East, the war between Russia and Ukraine and inflationary pressures have also led to disruption, instability and volatility in global markets and industries that could negatively impact our operations. Additionally, orders of our Tube Turns® products were impacted by tariff uncertainty during the first nine months of 2025.

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

The electronic circuit card assembly industry is highly competitive, and demand can be volatile from period to period. Increasing demand for advanced technologies, supply chain diversification, and continued strong government defense spending along with geopolitical factors, including ongoing U.S.-China trade tensions and regulatory shifts, are prompting companies to adopt supply chain resilience strategies, such as "friendshoring", nearshoring and onshoring that benefit domestic suppliers. Additionally, OEMs are expected to continue the trend of outsourcing lower-level electronic assemblies, while focusing on their core competencies of design and system integration. However, challenges such as labor cost fluctuations, raw material constraints, and evolving trade policies may impact operational efficiency and cost structures. Overall, the sector is positioned for growth, with companies focusing on technological innovation, strategic partnerships, and supply chain optimization to maintain competitiveness in a rapidly evolving defense and aerospace market. During 2024 and 2025, we announced new program awards and releases for Sypris Electronics, with certain programs continuing into 2026. In addition to contract awards from Department of War (“DoW”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts for manufacturing services to the communication and navigation markets, which require our advanced capabilities for delivering products for complex, high cost of failure platforms.

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

The Administration published its FY 2026 budget request in June 2025. The budget request includes $848.3 billion in the base budget (discretionary) funding, and $113.3 billion in reconciliation (mandatory) funding for the DoW. The One Big Beautiful Bill Act passed the Senate and House and was signed by the President on July 4, 2025. The bill provides more than $150 billion in mandatory funding (inclusive of the $113.3 billion) for DoW available until September 30, 2029.

The start of the new fiscal year began October 1, 2025, without the passage of Appropriation Acts or a Continuing Resolution (“CR”) and the Government began its shutdown procedures, to include furloughing government civilian employees. It is unclear at this time when either a CR or Appropriations Act will be enacted. Federal agencies, including DoW, have published guidance for identifying those missions and functions that may continue to be carried out in the absence of available appropriations. The DoW published “Contingency Plan Guidance for Continuation of Operations in the Absence of Available Appropriations” stated the DoW’s priorities include: Operations to secure the U.S. Southern Border, Middle East Operations, Golden Dome for America, Depot Maintenance, Shipbuilding, and Critical Munitions. We are closely monitoring the known and potential impact and if the shutdown extends for a prolonged period of time, we expect our cash flows to be negatively impacted.

With respect to the Appropriations Acts, the House Appropriations Subcommittee on Defense (HAC-D) released its FY 2026 congressional marks using the FY 2025 enacted amounts as its baseline on June 12, 2025. The bill recommends $831.5 billion in discretionary funding for the DoW. The Senate Armed Services Committee marked up its version of the FY 2026 National Defense Authorization Act (FY 2026 NDAA) on July 10, 2025 and included a topline increase of $32.1 billion. The House Armed Services Committee (HASC) also completed their markup of the FY 2026 NDAA on July 15, 2025 and held at the topline of the FY 2026 President’s budget request.

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

Results of Operations

The tables below compare our segment and consolidated results for the three and nine-month periods of operations of 2025 to the three and nine-month periods of operations of 2024. The tables present the results for each period, the change in those results from 2024 to 2025 in both dollars and percentages and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended September 28, 2025 Compared to Three Months Ended September 29, 2024

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	Sept. 28,	Sept. 29,	Favorable	Favorable	Sept. 28,	Sept. 29,
	2025	2024	(Unfavorable)	(Unfavorable)	2025	2024
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$11,534	$19,469	$(7,935)	(40.8)%	40.2%	54.6%
Sypris Electronics	17,138	16,188	950	5.9	59.8	45.4
Total	28,672	35,657	(6,985)	(19.6)	100.0	100.0

Cost of sales:
Sypris Technologies	10,664	15,808	5,144	32.5	92.5	81.2
Sypris Electronics	15,957	13,870	(2,087)	(15.0)	93.1	85.7
Total	26,621	29,678	3,057	10.3	92.8	83.2

Gross profit:
Sypris Technologies	870	3,661	(2,791)	(76.2)	7.5	18.8
Sypris Electronics	1,181	2,318	(1,173)	(49.1)	6.9	14.3
Total	2,051	5,979	(3,828)	(65.7)	7.2	16.8

Selling, general and administrative	3,789	4,250	461	10.8	13.2	11.9
Operating (loss) income	(1,738)	1,729	(3,467)	NM	(6.1)	4.8

Interest expense, net	385	546	161	29.5	1.3	1.5
Other (income) expense, net	(2,474)	246	2,720	NM	(8.6)	0.7

Income before taxes	351	937	(586)	(62.5)	1.2	2.6
Income tax (benefit) expense, net	(166)	547	713	NM	(0.6)	1.5

Net income	$517	$390	$127	32.6	1.8%	1.1%

Nine Months Ended September 28, 2025 Compared to Nine Months Ended September 29, 2024.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Nine
	Nine Months Ended,		Change	Change	Months Ended
	Sept. 28,	Sept. 29,	Favorable	Favorable	Sept. 28,	Sept. 29,
	2025	2024	(Unfavorable)	(Unfavorable)	2025	2024
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$39,204	$55,660	$(16,456)	(29.6)%	43.8%	52.1%
Sypris Electronics	50,402	51,071	(669)	(1.3)	56.2	47.9
Total	89,606	106,731	(17,125)	(16.0)	100.0	100.0

Cost of sales:
Sypris Technologies	34,084	47,229	13,145	27.8	86.9	84.9
Sypris Electronics	47,521	44,998	(2,523)	(5.6)	94.3	88.1
Total	81,605	92,227	10,622	11.5	91.1	86.4

Gross profit:
Sypris Technologies	5,120	8,431	(3,311)	(39.3)	13.1	15.1
Sypris Electronics	2,881	6,073	(3,192)	(52.6)	5.7	11.9
Total	8,001	14,504	(6,503)	(44.8)	8.9	13.6

Selling, general and administrative	11,310	12,876	1,566	12.2	12.6	12.1
Operating (loss) income	(3,309)	1,628	(4,937)	NM	(3.7)	1.5

Interest expense, net	1,068	1,468	400	27.2	1.2	1.4
Other (income) expense, net	(2,085)	781	2,866	NM	(2.3)	0.7

Loss before taxes	(2,292)	(621)	(1,671)	(269.1)	(2.6)	(0.6)
Income tax expense, net	141	1,194	1,053	88.2	0.2	1.1

Net loss	$(2,433)	$(1,815)	$(618)	(34.0)	(2.7)%	(1.7)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three- and nine-month periods ended September 28, 2025 decreased $7.9 million and $16.5 million, respectively, from the prior year comparable periods. The net revenue decrease for the quarter and nine-month periods was primarily attributable to the anticipated cyclical decline in the commercial vehicle market. Additionally, energy product sales decreased $1.7 million and $1.9 million for the three and nine months ended September 28, 2025 as compared to the prior year comparable periods due to timing. During the first quarter of 2025, Sypris Technologies began operating under a sub-maquiladora services agreement with one of its customers in Mexico. As a result, the customer retains ownership of the inventory, and revenue is recognized on the value-add portion only, resulting in a decrease of $1.0 million and $4.2 million for the three and nine months ended September 28, 2025 respectively as compared to the prior year comparable periods.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $1.0 million and decreased $0.7 million, respectively, for the three and nine months ended September 28, 2025, from the prior year comparable periods. The increase in revenue for the three months ended September 28, 2025 was primarily attributable improved material availability on certain programs during the period, which allowed for increased shipments. The net revenue decrease for the nine-month period was primarily attributable to changes in customer delivery schedules requested for 2025 as compared to the previous year and material availability issues.

Gross Profit. Sypris Technologies’ gross profit decreased $2.8 million and $3.3 million for the three and nine months ended September 28, 2025, respectively, from the prior year comparable periods as a result of the lower volumes. Gross margin for the three and nine months ended September 28, 2025 was 7.5% and 13.1%, respectively, as compared to 18.8% and 15.1%, respectively, for the three and nine months ended September 29, 2024.

Sypris Electronics’ gross profit decreased $1.1 million and $3.2 million for the three and nine months ended September 28, 2025, respectively, from the prior year comparable periods. The decrease in gross profit for the three and nine months ended September 28, 2025 was primarily a result of an unfavorable mix of programs and delays of certain customer deliveries, which has limited our ability to ramp up production and resulted in increased costs and decreased operational efficiency. The order backlog for Sypris Electronics is expected to support a stable revenue rate during the balance of 2025 and into 2026. Gross margin for the three and nine months ended September 28, 2025 was 6.9% and 5.7%, respectively, as compared to 14.3% and 11.9%, respectively, for the three and nine months ended September 29, 2024.

Selling, General and Administrative. Selling, general and administrative decreased $0.5 million and $1.6 million for the three and nine months ended September 28, 2025, respectively, as compared to the prior year comparable periods. The decrease for the three and nine month periods was primarily as a result of as a result of lower consulting costs, reduced headcount and favorable medical claims. Selling, general and administrative expense as a percentage of revenue for the three and nine months ended September 28, 2025 was 13.2% and 12.6%, respectively, as compared to 11.9% and 12.1%, respectively, for the three and nine months ended September 29, 2024.

Other (Income) Expense, Net. During the three and nine months ended September 28, 2025, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold its facility located in Louisville, Kentucky, with a net book value of $0.4 million for net cash proceeds of approximately $2.9 million. The Company recognized a gain of $2.5 million on this transaction, which is included in other income (expense), net in the consolidated statements of operations. This gain was partially offset by pension expense of $0.1 million and $0.4 million for the three and nine months ended September 28, 2025.

Other (income) expense for the three and nine months ended September 29, 2024 included pension expense of $0.2 million and $0.6 million, respectively.

Income Taxes. The Company’s income tax expense for the three and nine months ended September 28, 2025 and September 29, 2024 consists primarily of foreign income taxes on its Mexican subsidiaries. Additionally, a deferred tax adjustment was recorded in 2024 related to the fixed asset valuation utilized by the Company’s foreign operation which increased the effective tax rate. Furthermore, the Company’s income tax expense for the nine months ended September 29, 2024 includes an expense of $0.1 million to settle with Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s for the 2016 tax audit (See Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q).

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

Liquidity, Capital Resources

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of September 28, 2025, a net loss for the nine months ended September 28, 2025 and the year ended December 31, 2024, as well as negative cash flow from operating activities for the nine months ended September 28, 2025. The Company’s net inventory increased significantly in 2023, primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash. As a result, the Company experienced a liquidity shortfall beginning in the fourth quarter of 2023, and the Company is continuing to aggressively manage working capital to improve liquidity. The shipment delays also contributed to an increase in trade payable balances with certain suppliers during 2023 and early 2024. The Company successfully negotiated amended payment and other terms on the past due balances with certain suppliers during 2024 and is continuing to work with suppliers to improve terms and maintain consistency in its supply chain relationships. The Company received the benefit of additional loans of $3.0 million during the nine months ended September 28, 2025 and $2.5 million during the year ended December 31, 2024 from Gill Family Capital Management, Inc. (“GFCM”) to help the Company manage its liquidity during those periods. This additional $5.5 million loaned to the Company by GFCM in 2024 and the first nine months of 2025 was approved by the Audit Committee and provided the Company necessary liquidity. Additionally, during the first nine months of 2025, the Company and GFCM amended the Note to extend the maturity dates for $2.0 million of the obligation to April 1, 2026, $2.0 million to April 1, 2027, $5.0 million to April 1, 2028 and $3.0 million to April 1, 2029 (see Note 9 to the consolidated financial statements in this Quarterly Report on Form 10-Q).

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

Cash Balance. As of September 28, 2025, we had approximately $8.4 million of cash and cash equivalents, of which $2.7 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Material Cash Requirements

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $12.0 million in principal as of September 28, 2025 and $9.0 million as of December 31, 2024 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

As of September 28, 2025, our principal commitment under the Note was $2.0 million due on April 1, 2026, $2.0 million on April 1, 2027, $5.0 million due on April 1, 2028 and the balance of $3.0 million due on April 1, 2029. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly. The Note allows for a deferral of payment for up to 100% of the interest due on the Note to April 1, 2026.

During the first nine months of 2025, the Company amended the Note to increase the principal amount by $3.0 million, which is due on April 1, 2029. The amendment increased the aggregate amount previously loaned by GFCM to the Company from $9.0 million to $12.0 million. This additional amount loaned to the Company in the first nine months of 2025 was approved by the Audit Committee and provided the Company necessary liquidity.

Finance Lease Obligations. As of September 28, 2025, the Company had $5.1 million outstanding under finance lease obligations for both property and machinery and equipment with anticipated maturities through 2035 and a weighted average interest rate of 12.6%.

Equipment Financing Obligations. As of September 28, 2025, the Company had $1.1 million outstanding under equipment financing facilities, with payments due through 2030, and a weighted average interest rate of 6.9%.

Operating leases. As of September 28, 2025, the Company had $8.0 million outstanding under operating lease obligations for property with payments due through 2045 and a weighted average interest rate of 11.9%. During the three and nine months ended September 28, 2025, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold its facility located in Louisville, Kentucky, with a net book value of $0.4 million for net cash proceeds of approximately $2.9 million. Our initial annual cash payments to the buyer-lessor are approximately $0.3 million, and the payments will escalate three percent annually. The Company recognized a gain of $2.5 million on this transaction, which is included in other (income) expense in the consolidated statements of operations. Right-of-use assets and lease liabilities recognized related to this sale leaseback transaction were $2.2 million.

Purchase Commitments. We had purchase commitments totaling approximately $31.9 million as of September 28, 2025, primarily for inventory and manufacturing equipment, which are due through 2026.

Cash Flows

Operating Activities. Net cash used in operating activities was $4.6 million in the first nine months of 2025 as compared to $0.3 million in the same period of 2024. The decrease in inventory in 2025 resulted in a source of cash of $9.4 million. The decrease in inventory was primarily as a result of the ramp up of shipments within Sypris Electronics. A significant portion of the inventory had been purchased in previous periods and was funded through prepayments from customers, which was recorded as contract liabilities. As shipments have increased with Sypris Electronics during the period, these contract liabilities have also decreased, which is the primary component of the $12.2 million change in accrued and other liabilities during the first nine months of 2025. Prepaid expenses and other assets decreased during the period, resulting in an increase in cash of $1.8 million, primarily as a result of a decrease in contract assets and a decrease in VAT refundable. Accounts payable decreased during the first nine months of 2025, resulting in a use of cash of $4.5 million. During the first nine months of 2025, Sypris Technologies began operating under a sub-maquiladora services agreement with one of its customers in Mexico. As a result, the customer retains ownership of the inventory, and payment for the inventory is now made by the customer, resulting in a decrease in accounts payable.

Investing Activities. Net cash provided by investing activities was $2.5 million for the nine months ended September 28, 2025. During the nine months ended September 28, 2025, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold its facility located in Louisville, Kentucky, with a net book value of $0.4 million for net cash proceeds of approximately $2.9 million. Partially offsetting this was capital expenditures during the same period of $0.4 million.

Net cash used in investing activities for the nine months ended September 29, 2024 was comprised of capital expenditures of $0.7 million.

Financing Activities. Net cash provided by financing activities was $1.3 million for the first nine months of 2025 and was comprised of proceeds from the Note of $3.0 million, partially offset by payments on finance leases and equipment financing obligation of $1.0 million and $0.1 million for minimum statutory tax withholdings on stock-based compensation. Net cash provided by financing activities was $1.3 million for the first nine months of 2024 and was comprised of proceeds from the Note of $2.5 million and proceeds from an equipment financing obligation of $0.4 million, partially offset by payments on finance leases and equipment financing obligation of $1.5 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no significant changes in our critical accounting policies during the nine months ended September 28, 2025.

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

During the quarter ended September 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	November 12, 2025	By:	/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President & Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2025	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Vice President, Chief Accounting Officer and Controller (Principal Financial Officer and Principal Accounting Officer)