Form 10-K
period 2025-12-31
SYPRIS SOLUTIONS INC
filed 2026-03-26
CIK 864240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2025.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number 0-24020

SYPRIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1321992
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Bullitt Lane, Suite 450
Louisville, Kentucky 40222	(502) 329-2000
(Address of principal executive	(Registrant’s telephone number,
offices, including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	SYPR	Nasdaq

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2025) was $28,274,420.

There were 23,029,970 shares of the registrant’s common stock outstanding as of March 10, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 16, 2026 are incorporated by reference into Part III to the extent described therein.

In this Annual Report on Form 10-K, “Sypris,” “the Company,” “we,” “us” and “our” refer to Sypris Solutions, Inc. and its subsidiaries and predecessors, collectively. “Sypris Solutions” and “Sypris” are our trademarks. All other trademarks, servicemarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sypris Solutions, Inc. (“Sypris”, the “Company”, “we”, “our”, or “us”). These statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Forward-looking statements may be identified by words like “expect,” “anticipate,” “believe,” “plan,” “project,” “could,” “estimate,” “intend,” “may,” “will”, “in our view” and similar expressions, or the negative of such terms, or other comparable terminology. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this Annual Report on Form 10-K or in other documents filed with the Securities and Exchange Commission, in press releases, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, or conference calls regarding, among other things, the consummation and benefits of transactions, joint ventures, business combinations, divestitures and acquisitions, expectations with respect to future sales, financial performance, operating efficiencies, or product expansion, are subject to known and unknown risks, uncertainties, and contingencies, many of which are beyond the control of the Company. Various factors may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements expressed or implied by forward-looking statements. Briefly, we currently believe that such risks also include the following: the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; the termination or non-renewal of existing contracts by customers; our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; volatility of our customers’ forecasts and our contractual obligations to meet current scheduling demands and production levels, which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation, as well as the impact of proposed or imposed tariffs by the U.S. government on imports to the U.S. and/or the imposition of retaliatory tariffs by foreign countries; our reliance on a few key customers, third party vendors and sub-suppliers; significant delays or reductions due to a prolonged continuing resolution or U.S. government shutdown reducing the spending on products and services that Sypris Electronics provides; risks of foreign operations, including foreign currency exchange rate risk exposure, which could impact our operating results; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; our failure to successfully win new business or develop new or improved products or new markets for our products; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; the costs and supply of insurance on acceptable terms and with adequate coverage; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; the costs of compliance with our auditing, regulatory or contractual obligations; pension valuation, health care or other benefit costs; dependence on, retention or recruitment of key employees and highly skilled personnel and distribution of our human capital; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; war, geopolitical conflict, terrorism, or political uncertainty, or disruptions resulting from military hostilities between Russia and Ukraine, Israel and Hamas, and the U.S., Israel and Iran, or other tensions in the Middle East, including arising out of international sanctions, foreign currency fluctuations and other economic impacts; labor relations; strikes; union negotiations; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, premises liability, personal injury, product liability, warranty or environmental claims; failure to adequately insure or to identify product liability, environmental or other insurable risks; costs associated with environmental or other claims relating to properties previously owned; our inability to patent or otherwise protect our inventions or other intellectual property rights from potential competitors or fully exploit such rights which could materially affect our ability to compete in our chosen markets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; cybersecurity threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; our ability to maintain compliance with the Nasdaq listing standards minimum closing bid price; risks related to owning our common stock, including increased volatility; possible public policy response to a public health emergency, including U.S. or foreign government legislation or restrictions that may impact our operations or supply chain; or unknown risks and uncertainties. We undertake no obligation to update our forward-looking statements, except as may be required by law.

PART I

Item 1.	Business

General

We were formed as a Delaware corporation in 1997. We provide products and engineering, design, and manufacturing services for a variety of critical infrastructure sectors, including energy, space, communications, defense, transport, chemical, and water. Sypris serves its customers globally through its operations located in North America. We produce a wide range of manufactured products, often under multi-year, sole-source contracts.

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

Sypris Technologies represented approximately 43% of our net revenues in 2025.

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

We provide our customers with a broad variety of value-added solutions, from low-volume prototype assembly to high-volume turnkey manufacturing. Our manufacturing contracts for the aerospace and defense electronics market are generally sole-source by part number. Our customers include large aerospace and defense companies such as Northrop Grumman Corporation (Northrop Grumman), Lockheed Martin (Lockheed), L3Harris Technologies (L3Harris), Collins Aerospace Systems (RTX Corporation), BAE Systems (BAE) and Analog Devices, Inc. (ADI). We serve as a subcontractor on U.S. government programs and do not serve as a prime contractor to the U.S. government.

The engineering and manufacturing of highly complex components for the aerospace and defense industries is a fragmented industry with no dominant player in the market. The industry has continued to grow with more companies developing printed circuit board assembly capabilities and others entering the market via mergers and acquisitions of smaller companies. The competitive business environment, together with evolving U.S. federal spending and Department of War (“DoW”) funding priorities, has influenced Sypris Electronics’ operating environment, even as demand across key defense and space markets has strengthened in recent periods.

During 2024 and 2025, we announced new program awards and releases for Sypris Electronics, with certain programs continuing into 2026. In addition to contract awards from DoW prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts for manufacturing services to the communication and navigation markets, which require our advanced capabilities for delivering products for complex, high cost of failure platforms.

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

The National Defense Authorization Act (NDAA) for FY2026 was signed into law on December 18, 2025. This legislation authorizes $901 billion for defense spending which includes an $8 billion increase over the President’s DoW budget request. On November 12, 2025, the President signed into law a continuing resolution funding the DoW through January 30, 2026. On January 20, 2026, Congress unveiled its final appropriations package, which includes the Defense Appropriations Act conference report. This legislation provides $839.2 billion in funding for the DoW representing an $8.4 billion increase over the topline in the President’s DoW budget request. On February 3, 2026, the Consolidated Appropriations Act of 2026 was passed, which further extended government funding through September 30, 2026.

While the U.S. presidential administration has announced their proposal for a significant increase in defense spending in FY 2027, we anticipate the federal budget, debt ceiling and regulatory environment will continue to be subject to debate and compromise shaped by, among other things, the new U.S. presidential administration and Congress, heightened political tensions, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly, and the effect on individual programs or our results cannot be predicted at this time. Additionally, the U.S. presidential administration continues to take steps to evaluate government-wide and defense-specific staffing and procurement, which includes assessing mission priorities, procurement methods, program performance, and other factors and then potentially taking action based on those assessments. The impact on demand for our products and services and our business are difficult to predict.

We expect to compete for follow-on business opportunities as a subcontractor on future builds of several existing government programs. However, the federal budget and debt ceiling are expected to continue to be the subject of considerable uncertainty and the impact on demand for our products and services and our business are difficult to predict.

Sypris Electronics accounted for approximately 57% of net revenue in 2025.

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

Supply chain volatility has been the primary driver for disruptions in the electronics manufacturing market for the past several years. Certain electronic component price increases and extensive lead-time issues are prevalent in many of the segments in the electronic manufacturing industry that we serve. These increases and extended lead times are expected to continue for the foreseeable future. We are working with our customers to qualify alternative components or suppliers to mitigate the impact on our business. The majority of our aerospace and defense programs require specific components that are sole-sourced from specific suppliers; therefore, the resolution of supplier constraints requires coordination with our customers or the end-users of the products.

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

Customer Concentration

Our five largest customers in 2025 were Northrop Grumman, Detroit Diesel, SubCom, LLC (SubCom), ADI and Sistemas Automotrices de Mexico, S.A de C.V. (Sistemas), which in the aggregate accounted for 63% of net revenue. Our five largest customers in 2024 were Northrop Grumman, Sistemas, Detroit Diesel, SubCom and ADI, which in the aggregate accounted for 70% of net revenue. In 2025, Northrop Grumman, Detroit Diesel and SubCom, represented approximately 23%, 13% and 11% of our net revenue, respectively. In 2024, Northrop Grumman, Sistemas, and Detroit Diesel, represented approximately 23%, 21% and 11% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue in 2025 or 2024.

Geographic Areas and Currency Fluctuations

Our operations are located in the U.S. and Mexico. Our Mexican subsidiary is a part of Sypris Technologies and manufactures and sells a number of products similar to those Sypris Technologies produces or previously produced in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. Fluctuations in foreign currency exchange rates have primarily impacted our earnings only to the extent of remeasurement gains or losses related to U.S. dollar denominated accounts of our foreign subsidiary, because the vast majority of our transactions are denominated in U.S. dollars. For each of the years ended December 31, 2025 and 2024, “other (income) expense, net” included foreign currency translation losses of less than $0.3 million.

Net revenues from our Mexican operations were $31.7 million, or 26%, and $53.3 million, or 38%, of our consolidated net revenues in 2025 and 2024, respectively. In 2025, net loss from our Mexican operations was $0.1 million, as compared to our consolidated net loss of $6.3 million. In 2024, net income from our Mexican operations was $2.6 million, as compared to our consolidated net loss of $1.7 million. You can find more information about our regional operating results, including our export sales, in Note 21 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Human Capital

As of December 31, 2025, we had a total of 548 employees, of which 406 were engaged in manufacturing, 14 were engaged in sales and marketing, 62 were engaged in engineering and 66 were engaged in administration. Approximately 224 of our employees were covered by collective bargaining agreements with various unions that expire on various dates through 2028. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers. Although we believe overall that relations with our labor unions are positive, there can be no assurance that present and future issues with our unions will be resolved favorably, that negotiations will be successful or that we will not experience a work stoppage, which could adversely affect our consolidated results of operations.

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

We had net losses of $6.3 million and $1.7 million in 2025 and 2024, respectively. We believe that we need to increase our revenues through new business generation in order to operate profitably. We are working to increase our revenues with new and existing customers. However, if we are not successful in maintaining or increasing our revenues, we may be unable to maintain the critical mass of capital investments or talented employees that are needed to succeed in our chosen markets or to maintain our existing facilities, which could result in restructuring or exit costs. As we work to expand our customers and our products, we must also effectively manage a more diverse production schedule to avoid slowing our production output. As we are awarded new products with new customers, we must onboard new operational processes in an effective and efficient manner. We cannot assure you that we will be successful in maintaining or increasing our revenues with new and existing customers to a level necessary to support our working capital requirements or to achieve profitability.

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

Our five largest customers in 2025 were Northrop Grumman, Detroit Diesel, SubCom, ADI, and Sistemas, which in the aggregate accounted for 63% of net revenue. The loss of any of these customers or any other significant customer, or the renewal of business on less favorable terms, would have a material adverse impact on our business and results of operations. Due to our customer concentration, if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants or change their purchasing patterns, our business may be harmed.

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

Sypris Electronics serves as a contractor for large aerospace and defense companies such as Northrop Grumman, BAE Systems and Collins Aerospace, typically under federally funded programs, which represented approximately 45% and 36% of net revenue in 2025 and 2024, respectively.

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

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity, which could have an adverse effect on our business, results of operations and financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies and related service providers can similarly reduce or defer major expenditures by these companies and service providers given the long-term nature of many large-scale development projects. Oil prices are particularly sensitive to actual and perceived threats to global political stability and to changes in production from OPEC member states. The outbreak or escalation of military hostilities, including between Russia and Ukraine, Israel and Hamas, the U.S., Israel and Iran, continued instability in the Middle East, and the potential destabilizing effect such conflicts may pose for the global oil and natural gas markets could impact demand for our products and adversely affect our profitability. Additionally, potential climate change regulation, including a potential carbon tax, could adversely affect the level of exploration, development and production activity of certain of our customers and the demand for our services and products.

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

Cybersecurity and artificial intelligence risks could negatively affect operations and result in increased costs.

Sypris Electronics, as a U.S. defense subcontractor, and our Company overall, face cybersecurity threats, threats to the physical security of our facilities and employees and terrorist or criminal acts, as well as the potential for business disruptions associated with information technology failures and natural disasters.

We routinely experience cybersecurity threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information, as do our customers, vendors, suppliers and subcontractors, including the threat of ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical events and other uncertainties, such as the military hostilities between Russia and Ukraine, Israel and Hamas, and the U.S., Israel and Iran. Prior cyber attacks directed at us have resulted in security breaches, but to date have not had a material impact on our financial results. We have robust measures in place to address and mitigate cyber-related risks. However, we expect we will continue to experience additional attempted attacks in the future, including from nation states and criminal actors. We continue to invest in the cybersecurity and resiliency of our networks and products and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and often are not recognized until launched against a target, or even some time after. For example, the evolving use of artificial intelligence (“AI”) increases the risk of cyberattacks and data breaches, which themselves can evolve more rapidly when artificial intelligence is used to facilitate the attack. Despite our network and application security, threat intelligence services, internal control measures, and physical security procedures we employ to safeguard our systems, we may still be vulnerable to a security breach, intrusion, or loss or theft of confidential client data, transaction data, or proprietary company information, which may harm our business, reputation and future financial results. Use of artificial intelligence by our team members, whether authorized or unauthorized, could increase the risk that our intellectual property and other proprietary information may be unintentionally disclosed. We may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable, and/or comply with applicable legal requirements. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Insider or employee cyber and security threats are also a significant concern for all companies, including ours. Use of artificial intelligence by team members, whether authorized or unauthorized, could increase the risk that intellectual property or other proprietary information is unintentionally disclosed. We depend on our customers, suppliers, and other business partners to implement adequate controls and safeguards to protect against and report cyber incidents. If they fail to deter, detect or report cyber incidents in a timely manner, we may suffer financial and other harm, including to our information, operations, performance, employees and reputation. Although we implement various measures and controls to monitor and mitigate risks associated with these threats and to increase the cyber resiliency of our infrastructure and products, there can be no assurance that these processes will be sufficient. Moreover, business policies and internal controls may not keep pace with rapidly evolving AI enabled threats. Successful attacks could lead to losses or misuse of sensitive information or capabilities; theft or corruption of data; harm to personnel, infrastructure or products; financial costs and liabilities and protracted disruptions in our operations and performance.

Although we work cooperatively with our customers and our suppliers, subcontractors, vendors and other partners to seek to minimize the impacts of cyber threats, other security threats or business disruptions, we must rely on the safeguards put in place by those entities, and those safeguards might not be effective.

The costs related to cybersecurity or other security threats or disruptions may not be fully insured or indemnified by other means. Additionally, obtaining external providers with expertise for assisting with the recovery from or defense against a cyber incident may not be obtainable on acceptable terms. Occurrence of any of these events could adversely affect our internal operations, the products we provide to customers, loss of competitive advantages derived from our research and development efforts, early obsolescence of our products, our future financial results, our reputation or our stock price.

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

As discussed below, the Company experienced a liquidity shortfall beginning in the fourth quarter of 2023 and at various times during 2024, 2025 and into 2026. Suppliers may not sell to us given our liquidity position. If we are unable to purchase components from our suppliers, we may not be able to continue to service our customers which could adversely affect our financial position, results of operations and/or cash flows.

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

As reflected in the consolidated financial statements, the Company reported a net loss of $6.3 million and $1.7 million for the year ended December 31, 2025, and 2024, respectively, and cash used in operations of $5.7 million for the year ended December 31, 2025.  The Company’s net inventory increased significantly in 2023 primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash. As a result, the Company experienced a liquidity shortfall beginning in the fourth quarter of 2023 and is continuing to aggressively manage working capital to improve liquidity.  The shipment delays also contributed to an increase in trade payable balances with certain suppliers during 2023 and 2024. The Company successfully negotiated amended payment and other terms on the past due balances with certain suppliers and is continuing to work with suppliers to improve terms and maintain consistency in its supply chain relationships. The Company received the benefit of additional loans of $2.5 million during year ended December 31, 2024, and $3.0 million during the year ended December 31, 2025 from Gill Family Capital Management, Inc. (“GFCM”), an entity controlled by the Gill family that beneficially owns approximately 14.2% of our common stock, to help the Company manage its liquidity during those periods.  Additionally, during the first quarter of 2026, the Company and GFCM amended the secured promissory note (the “Note”) to extend the maturity dates for $2.0 million of the obligation to April 1, 2027, $2.0 million to April 1, 2028, $5.0 million to April 1, 2029 and $3.0 million to April 1, 2030 (see Note 12 to the consolidated financial statements in this Annual Report on Form 10-K).

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

As of December 31, 2025, we had collective bargaining agreements covering approximately 224 employees (all of which were in Sypris Technologies), or 41% of our total employees. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements expiring within the next twelve months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees in Mexico represented approximately 36% of the Company’s workforce, or 200 employees as of December 31, 2025. Our ability to maintain our workforce depends on our ability to attract and retain new and existing customers as well as maintain good relations with our employees and labor unions. We could experience a work stoppage or other disputes which could disrupt our operations or the operations of our customers and could harm our operating results.

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

Our insurance coverage, customer indemnifications or other liability protections may be unavailable or inadequate to cover all of our significant risks, which could adversely affect our profitability and overall financial position. We endeavor to obtain insurance from financially solid, responsible, highly rated counterparties in established markets to cover significant risks and liabilities (including, for example, natural disasters, space launches and on-orbit operations, cybersecurity, hazardous operations, energetics and products liability). Not every risk or liability can be insured, and insurance coverage is not always reasonably available. The policy limits and terms of coverage reasonably obtainable may not be sufficient to cover actual losses or liabilities. Even if insurance coverage is available, we are not always able to obtain it at a price or on terms acceptable to us or without increasing exclusions. Disputes with insurance carriers over the availability of coverage, and the insolvency of one or more of our insurers has affected and may continue to affect the availability or timing of recovery, as well as our ability to obtain insurance coverage at reasonable rates in the future. In some circumstances we may be entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws or otherwise. However, these protections are not always available, are difficult to negotiate and obtain, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover our losses or liabilities. If insurance coverage, customer indemnifications and/or other legal protections are not available or are not sufficient to cover risks or losses, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

Location	Segment (Market Served)	Own or Lease (Expiration)	Approximate Square Feet	Certifications
Corporate Office:
Louisville, Kentucky		Lease (2034)	11,111
Manufacturing Facilities:
Louisville, Kentucky	Sypris Technologies (Oil & Gas Pipeline Components)	Lease (2045)	57,000	ISO 9001 ASME Certified
Tampa, Florida	Sypris Electronics (Aerospace & Defense Electronics)	Lease (2027)	50,000	ISO 9001 AS 9100 NASA-STD-8739 IPC-A-610, Class 3 J-STD-001, Class 3 NADCAP accredited
Toluca, Mexico	Sypris Technologies (Truck Components and Oil & Gas Pipeline Components)	Lease (2031)	215,000	ISO 14001 TS 16949 ASME Certified Clean Industry Certified PED Certified

Below is a listing and description of the various manufacturing certifications or specifications that we utilize at various of our facilities.

Certification/Specification	Description

AS 9100	A quality management system developed by the aerospace industry to measure supplier conformance with basic common acceptable aerospace quality requirements.

ASME Certified	Performance criteria determined by the American Society of Mechanical Engineers.

Clean Industry Certified	Mexican Environmental Protection Agency sponsored voluntary regulatory program for pollution control.

PED Certified	The Pressure Equipment Directive (PED) is a product directive issued by the European Community that sets the standards for the design, fabrication, installation, and use of pressure equipment.

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

As of March 20, 2026, there were 434 holders of record of our common stock. No cash dividends were declared during 2025 or 2024.

Dividends may be paid on common stock only when, as and if declared by our Board of Directors in its sole discretion. We do not anticipate paying dividends in 2026.

There were no shares of common stock repurchased during the three months ended December 31, 2025.

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

Overview

We provide products and engineering, design, and manufacturing services for a variety of critical infrastructure sectors, including energy, space, communications, defense, transport, chemical, and water. Sypris serves its customers globally through its operations located in North America. We produce a wide range of manufactured products, often under multi-year, sole-source contracts.

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

Economic Conditions

Our operations are impacted by global economic conditions, including inflationary increases of certain raw materials, as well as logistics, tariffs, transportation, utilities and labor costs, supply chain constraints and increased interest rates. While we have taken pricing actions and implemented transformation initiatives that we expect to improve productivity and offset these cost increases, we expect supply chain pressures and inflationary cost increases to continue throughout 2026, which may continue thereafter and could negatively impact our results of operations.

Sypris Technologies Outlook

The North American Class 8 commercial vehicle market experienced a downturn in 2025, in addition to the automotive and sport utility vehicle markets also served by Sypris Technologies. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. During 2025, production of Class 8 trucks in North America decreased 24% from 2024. According to industry publications, the outlook for 2026 and 2027 is forecasting a slight increase in production over 2025, before increasing 27% in 2028. We believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as the demand cycles for our products in these markets differs from the Class 8 commercial vehicle market, thereby reducing volatility in our revenue profile.

The oil and gas markets served by our Tube Turns® brand of engineered products continues to be shaped largely by geopolitical factors, macroeconomic variables such as high interest rates and rising material costs, evolving policies and regulations and the emergence of new technologies. Sales in this market are dependent on, among other things, the level of worldwide oil and natural gas demand, the price of crude oil and natural gas and capital spending by exploration and production companies and drilling contractors. The conflicts in the Middle East, including military hostilities between Israel and Hamas and the U.S., Israel and Iran, the war between Russia and Ukraine and inflationary pressures have also led to disruption, instability and volatility in global markets and industries that could negatively impact our operations.

We will continue to pursue new business in a wide variety of markets from light automotive to new pressure vessel and pipeline applications to achieve a more balanced portfolio across our customers, markets and products.

Sypris Electronics Outlook

Ongoing demand in the electronic circuit card assembly industry across multiple manufacturing sectors continues to create shortages and extended lead times. In some instances, waiting times for certain components approach a year or more. We factor supplier-provided lead times into internal planning schedules and new customer quotations. From time to time, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which arise after the placement of the customer’s order may cause us to miss projected delivery dates. Inflationary costs are expected to continue through 2026.

The electronic circuit card assembly industry is highly competitive, and demand can be volatile from period to period. Increasing demand for advanced technologies, supply chain diversification, and continued strong government defense spending along with geopolitical factors, including ongoing U.S.-China trade tensions and regulatory shifts, are prompting companies to adopt supply chain resilience strategies, such as "friendshoring", nearshoring and onshoring that benefit domestic suppliers. Additionally, OEMs are expected to continue the trend of outsourcing lower-level electronic assemblies, while focusing on their core competencies of design and system integration. However, challenges such as labor cost fluctuations, raw material constraints, and evolving trade policies may impact operational efficiency and cost structures. Overall, the sector is positioned for growth, with companies focusing on technological innovation, strategic partnerships, and supply chain optimization to maintain competitiveness in a rapidly evolving defense and aerospace market. During 2024 and 2025, we announced new program awards and releases for Sypris Electronics, with certain programs continuing into 2026. In addition to contract awards from DoW prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts for manufacturing services to the communication and navigation markets, which require our advanced capabilities for delivering products for complex, high cost of failure platforms.

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

The U.S. presidential administration published its FY 2026 budget request in June 2025. The budget request includes $848.3 billion in the base budget (discretionary) funding, and $113.3 billion in reconciliation (mandatory) funding for the DoW. The One Big Beautiful Bill Act passed the Senate and House and was signed by the President on July 4, 2025. The bill provides more than $150 billion in mandatory funding (inclusive of the $113.3 billion) for DoW available until September 30, 2029.

The National Defense Authorization Act (NDAA) for FY2026 was signed into law on December 18, 2025. This legislation authorizes $901 billion for defense spending which includes an $8 billion increase over the President’s DoW budget request. On November 12, 2025, the President signed into law a continuing resolution funding the DoW through January 30, 2026. On January 20, 2026, Congress unveiled its final appropriations package, which includes the Defense Appropriations Act conference report. This legislation provides $839.2 billion in funding for the DoW representing an $8.4 billion increase over the topline in the President’s DoW budget request. On February 3, 2026, the Consolidated Appropriations Act of 2026 was passed, which further extended government funding through September 30, 2026.

While the U.S. presidential administration has announced their proposal for a significant increase in defense spending in FY 2027, we anticipate the federal budget, debt ceiling and regulatory environment will continue to be subject to debate and compromise shaped by, among other things, the U.S. presidential administration and Congress, heightened political tensions, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly, and the effect on individual programs or our results cannot be predicted at this time. Additionally, the U.S. presidential administration continues to take steps to evaluate government-wide and defense-specific staffing and procurement, which includes assessing mission priorities, procurement methods, program performance, and other factors and then potentially taking action based on those assessments. The impact on demand for our products and services and our business are difficult to predict.

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

Long-lived asset impairment. We perform periodic impairment analysis on our long-lived amortizable assets whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operations are unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review. The Company did not have any long-lived assets measured at fair value on a nonrecurring basis as of December 31, 2025 or 2024.

Pension Plan Funded Status. Our U.S. defined benefit pension plans are closed to new entrants and there were no participants still accruing benefits under any of the plans in 2025. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Plan liabilities at December 31, 2025 are based upon a discount rate of 5.20% which reflects the Above Mean Mercer Yield Curve rate as of December 31, 2025 rounded to the nearest 5th basis point. Declining discount rates increase the present value of future pension obligations; a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $0.4 million. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward-looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of 3.95% for the Louisville Hourly Plan, 4.65% for the Marion Plan and 4.45% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2025 was appropriate. A change in the assumed rate of return on plan assets of 100 basis points would result in a $0.2 million change in the estimated 2026 pension expense.

At December 31, 2025, we have $6.2 million of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated Other Comprehensive Loss and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants.

Based on the current funded status of our U.S. plans, we expect to contribute $0.3 million during 2026, which represents the minimum funding amounts required by federal law.

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

Stock-based Compensation. We account for stock option based compensation in accordance with the fair value recognition provisions using the Black-Scholes option-pricing method, which requires the input of several subjective assumptions. The Company uses historical Company and industry data to estimate the expected price volatility. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, the Company uses the simplified method to estimate the expected term. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The dividend yield is assumed to be zero as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Forfeitures are recorded as they occur. Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and consequently, the related expense recognized in the consolidated statements of operations.

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

Results of Operations

We operate in two segments, Sypris Technologies and Sypris Electronics. The table presented below compares our segment and consolidated results of operations from 2025 to 2024. The table presents the results for each year, the change in those results from one year to another in both dollars and percentage change and the results for each year as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

				Year Over	Results as Percentage of
			Year Over	Year	Net Revenue for the
	Year Ended		Year	Percentage	Year Ended
	December 31,		Change	Change	December 31,
			Favorable	Favorable
	2025	2024	(Unfavorable)	(Unfavorable)	2025	2024
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$51,746	$75,207	$(23,461)	(31.2)%	43.2%	53.7%
Sypris Electronics	68,141	64,973	3,168	4.9	56.8	46.3
Total net revenue	119,887	140,180	(20,293)	(14.5)	100.0	100.0
Cost of sales:
Sypris Technologies	45,343	62,383	17,040	27.3	87.6	82.9
Sypris Electronics	65,146	57,907	(7,239)	(12.5)	95.6	89.1
Total cost of sales	110,489	120,290	9,801	8.1	92.2	85.8
Gross profit:
Sypris Technologies	6,403	12,824	(6,421)	(50.1)	12.4	17.1
Sypris Electronics	2,995	7,066	(4,071)	(57.6)	4.4	10.9
Total gross profit	9,398	19,890	(10,492)	(52.8)	7.8	14.2
Selling, general and administrative	16,004	16,963	959	5.7	13.3	12.1
Operating (loss) income	(6,606)	2,927	(9,533)	NM	(5.5)	2.1
Interest expense, net	1,631	1,684	53	3.1	1.4	1.2
Other (income) expense, net	(1,960)	1,217	3,177	NM	(1.6)	0.9
(Loss) income before income taxes	(6,277)	26	(6,303)	NM	(5.2)	0.0
Income tax expense, net	61	1,706	1,645	96.4	0.1	1.2
Net loss	$(6,338)	$(1,680)	$(4,658)	(274.1)	(5.3)%	(1.2)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies decreased $23.5 million from the prior year to $51.7 million in 2025. The net revenue decrease was primarily attributable to the cyclical decline in the commercial vehicle market.  During 2025, production of Class 8 trucks in North America decreased 24% from 2024.  Additionally, during the first quarter of 2025, Sypris Technologies began operating under a sub-maquiladora services agreement with one of its customers in Mexico.  As a result, the customer retains ownership of the inventory, and revenue is recognized on the value-add portion only, resulting in a decrease of $4.8 million for the year ended December 31, 2025 as compared to the prior year. Energy product sales decreased $1.9 million as compared to the prior year due to the impact of tariffs on sales volumes.  Revenue for Sypris Technologies is expected to decrease slightly in 2026, due to the anticipated decline in the commercial vehicle market during the first half of 2026, partially offset by higher energy component sales and new program expansion with existing customers in the commercial vehicle market.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics increased $3.2 million to $68.1 million in 2025. The increase in revenue for the year ended December 31, 2025 was primarily related to the ramping of production during the year on several new programs. This was partially offset by the completion of shipments under one of its long-term contracts. The order backlog for Sypris Electronics is expected to support an increase in revenue during 2026.

Gross Profit. Sypris Technologies’ gross profit decreased $6.4 million to $6.4 million in 2025 as compared to $12.8 million in the prior year due to the significant decrease in volumes and lower absorption of fixed overhead costs as a result of lower production.

Sypris Electronics’ gross profit decreased $4.1 million to $3.0 million as compared to $7.1 million in the prior year.  The decrease in gross profit for the year ended December 31, 2025 was primarily a result of an unfavorable mix of programs and delays of certain customer deliveries, which has limited our ability to ramp up production to the levels anticipated and resulted in increased costs and decreased operational efficiency. Additionally, Sypris Electronics incurred additional engineering costs for scope modifications on new contracts during 2025.  Furthermore, Sypris Electronics recorded charges of $1.2 million related to excess and obsolete inventory during the year as a result of changes in estimated future demand on various programs. The expected increase in revenue during 2026 attributable to order backlog is expected to favorably impact overhead absorption, and the contribution margin from higher volumes is further expected to generate gross profit expansion.

Selling, General and Administrative. Selling, general and administrative expense decreased $1.0 million to $16.0 million in 2025 as compared to $17.0 million in 2024. The decrease in selling, general and administrative expense for the year ended December 31, 2025 was primarily as a result of lower consulting costs, reduced headcount and favorable medical claims. Selling, general and administrative expense increased as a percentage of revenue to 13.3% for the year ended December 31, 2025 from 12.1% for the year ended December 31, 2024.

Interest Expense, Net. Interest expense for the year ended December 31, 2025 decreased $0.1 million due to the reduction in interest incurred on extended terms on certain accounts payable for Sypris Electronics, partially offset by an increase in the weighted average debt outstanding. The weighted average debt outstanding under the Note increased to $11.4 million during 2025 from $8.7 million in 2024.

Other (Income) Expense, Net. Other (income) expense, net, was income of $2.0 million in 2025 as compared to expense of $1.2 million for 2024. During the year ended December 31, 2025, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold its facility located in Louisville, Kentucky, with a net book value of $0.4 million for net cash proceeds of approximately $2.9 million. The Company recognized a gain of $2.5 million on this transaction, which is included in other income (expense), net in the consolidated statements of operations. This gain was partially offset by pension expense of $0.6 million. Foreign currency related expenses were not material for the year ended December 31, 2025.

During the year ended December 31, 2024, the Company recognized pension related expense of $0.8 million. Foreign currency related expenses were not material for the year ended December 31, 2024.

Income Taxes. The 2025 income tax provision consists of a current tax benefit of $0.1 million and deferred tax expense of $0.1 million. The 2024 income tax provision consists of current tax expense of $1.5 million and deferred tax expense of $0.2 million. The current tax expense in 2025 and 2024 includes taxes accrued by our Mexican subsidiary and domestic state income taxes and adjustments. The 2025 and 2024 deferred tax expense includes net changes in the foreign deferred tax assets during the year.

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

Liquidity and Capital Resources

As reflected in the consolidated financial statements, the Company reported a net loss of $6.3 million and $1.7 million for the year ended December 31, 2025 and 2024, respectively, and cash used in operating activities of $5.7 million for the year ended December 31, 2025.  The Company’s net inventory increased significantly in 2023, primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash. Additionally, the Company experienced a significant drop in volumes within the Sypris Technologies business attributable to the cyclical decline in the commercial vehicle market in 2025, which led to a corresponding decrease in gross profit.  As a result, the Company experienced a liquidity shortfall beginning in the fourth quarter of 2023 and at various times during 2024, 2025 and into 2026. The shipment delays also contributed to an increase in trade payable balances with certain suppliers during 2023 and 2024, The Company successfully negotiated amended payment and other terms on the past due balances with certain suppliers and is continuing to work with suppliers to improve terms and maintain consistency in its supply chain relationships.

The Company received the benefit of additional loans of $3.0 million and $2.5 million during the years ended December 31, 2025 and 2024, respectively from Gill Family Capital Management, Inc. (“GFCM”) to help the Company manage its liquidity during those periods. This additional $5.5 million loaned to the Company by GFCM in 2024 and 2025 was approved by the Audit Committee and provided the Company with necessary liquidity. Additionally, during the first quarter of 2026, the Company and GFCM amended the Note to extend the maturity dates for $2.0 million of the obligation to April 1, 2027, $2.0 million to April 1, 2028, $5.0 million to April 1, 2029 and $3.0 million to April 1, 2030 (see Note 12 to the consolidated financial statements in this Annual Report on Form 10-K).

Our ability to service our current liabilities will require a significant amount of cash. Management has evaluated our ability to generate this cash to meet our obligations for the next twelve months. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated through revenue growth from the Company’s consolidated operations and reductions in the Company’s investment in working capital. Based upon our current forecast, we believe that we will have sufficient liquidity to finance our operations for the next twelve months.

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

Cash Balance. At December 31, 2025, we had approximately $6.8 million of cash and cash equivalents, of which $1.8 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as capital expenditures, for at least the next twelve months. Significant changes from our current forecasts, including, but not limited to: (i) meaningful shortfalls in our projected revenues, (ii) unexpected costs or expenses, and/or (iii) operating difficulties which cause unexpected delays in scheduled shipments, could require us to seek additional financing or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. And as noted above, additional financing may not be available to us.

Material Cash Requirements

Gill Family Capital Management Note. The Company has received the benefit of loans from GFCM in the form of secured promissory note obligations totaling $12.0 million in principal as of December 31, 2025 and $9.0 million as of December 31, 2024. GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

During the year ended December 31, 2025, the Company and GFCM amended the Note to, among other things: (i) increase the principal amount by $3.0 million to $12.0 million, (ii) extend the maturity dates for $2.0 million of the obligation to April 1, 2026, $2.0 million to April 1, 2027, $5.0 million on April 1, 2028 and the balance of $3.0 million on April 1, 2029, and (iii) allow for the deferral of payment for up to 100% of the interest due on the Note to April 1, 2026. During the first quarter of 2026, the Company further amended the Note to extend the maturity dates on all tranches by one year and allow for the continued deferral of payment for up to 100% of the interest due on the Note to April 1, 2027.  Interest on the Note is payable quarterly, unless the deferral option is elected, and the rate is reset on April 1 of each year at the greater of 8% or 500 basis points above the five-year Treasury note average during the previous 90-day period. The additional amounts loaned to the Company in 2024 and 2025 and the Note modification in 2026, were approved by the Audit Committee and provided the Company with necessary liquidity.

The Note provides for a first security interest in substantially all of the Company’s assets, including those in Mexico (see Note 12 to the consolidated financial statements in this Annual Report on Form 10-K).

Finance Lease Obligations. As of December 31, 2025, the Company had $4.6 million outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2031 and a weighted average interest rate of 13.1%.

Equipment Financing Obligations. As of December 31, 2025, the Company had $1.4 million outstanding under equipment financing facilities, with payments due through 2030, and a weighted average interest rate of 6.9%.

Purchase Commitments. We had purchase commitments totaling approximately $25.2 million at December 31, 2025, primarily for inventory.

Cash Flows from Operating, Investing and Financing Activities

Operating Activities. Net cash used in operating activities was $5.7 million in 2025, as compared to cash provided of $2.0 million in 2024. The aggregate decrease in accounts receivable in 2025 resulted in a source of cash of cash of $0.7 million as a result of the timing of shipments during the period. The decrease in inventory in 2025 resulted in a source of cash of $13.3 million. The decrease in inventory was primarily as a result of a ramp up of shipments within Sypris Electronics and the reflection of our strategic inventory management efforts. A significant portion of the inventory had been purchased in previous periods and was funded through prepayments from customers, which was recorded as contract liabilities. As shipments have increased with Sypris Electronics during the year, these contract liabilities have also decreased, which is the primary component of the $10.0 million change in accrued and other liabilities during 2025. Accounts payable decreased during 2025, resulting in a use of cash of $8.2 million. This change in accounts payable was driven by an effort within Sypris Electronics to pay down past due payables and reduce inventory purchases during the period. Prepaid expenses and other assets decreased during 2025 resulting in cash provided of $0.6 million primarily as a result of decreased contract assets and capitalized costs associated with programs in the startup phase of production at Sypris Electronics.

Investing Activities. Net cash provided by investing activities was $2.2 million during the year ended December 31, 2025. During 2025, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold its facility located in Louisville, Kentucky, with a net book value of $0.4 million for net cash proceeds of approximately $2.9 million. Partially offsetting this was capital expenditures during the same period of $0.8 million.

Net cash used in investing activities for the year ended December 31, 2024 was comprised of capital expenditures of $1.1 million.

Financing Activities. Net cash provided by financing activities was $0.8 million in 2025 and was comprised of proceeds from the Note of $3.0 million, partially offset by payments on finance leases and equipment financing obligation of $2.1 million and $0.1 million for minimum statutory tax withholdings on stock-based compensation. Net cash used in financing activities in 2024 was comprised of proceeds from the Note of $2.5 million and proceeds from equipment financing obligations of $0.4 million, partially offset by payments on finance leases and equipment financing obligations of $2.0 million and payments of $0.1 million for minimum statutory tax withholdings on stock-based compensation.

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

SYPRIS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Sypris Solutions, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sypris Solutions, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Francisco, California

March 26, 2026

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year ended December 31,
	2025	2024

Net revenue	$119,887	$140,180
Cost of sales	110,489	120,290
Gross profit	9,398	19,890
Selling, general and administrative	16,004	16,963
Operating (loss) income	(6,606)	2,927
Interest expense, net	1,631	1,684
Other (income) expense, net	(1,960)	1,217
(Loss) income before income taxes	(6,277)	26
Income tax expense, net	61	1,706
Net loss	$(6,338)	$(1,680)
Loss per common share:
Basic	$(0.28)	$(0.08)
Diluted	$(0.28)	$(0.08)
Cash dividends per common share	$0.00	$0.00
Weighted average shares outstanding:
Basic	22,270	22,043
Diluted	22,270	22,043

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2025	2024

Net loss	$(6,338)	$(1,680)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	2,800	(3,588)
Employee benefit related, net of tax	731	1,638
Other comprehensive income (loss)	3,531	(1,950)
Comprehensive loss	$(2,807)	$(3,630)

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$6,770	$9,675
Accounts receivable, net	9,846	10,593
Inventory, net	52,463	66,680
Other current assets	10,808	11,070
Total current assets	79,887	98,018
Property, plant and equipment, net	16,004	13,299
Operating lease right-of-use assets	7,333	3,749
Other assets	4,587	4,310
Total assets	$107,811	$119,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,270	$18,428
Accrued liabilities	49,428	57,639
Operating lease liabilities, current portion	1,019	906
Finance lease obligations, current portion	622	1,507
Equipment financing obligations, current portion	526	481
Working capital line of credit	500	500
Total current liabilities	62,365	79,461
Operating lease obligations, net of current portion	6,673	3,251
Finance lease obligations, net of current portion	4,021	735
Equipment financing obligations, net of current portion	846	852
Note payable – related party	11,993	8,986
Other liabilities	4,123	6,510
Total liabilities	90,021	99,795
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	—	—
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	—	—
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 23,051,483 shares issued and 23,029,970 outstanding in 2025 and 23,041,523 shares issued and 23,020,010 outstanding in 2024	230	230
Additional paid-in capital	157,996	156,980
Accumulated deficit	(124,950)	(118,612)
Accumulated other comprehensive loss	(15,486)	(19,017)
Treasury stock, 21,513 in 2025 and 2024	0	0
Total stockholders’ equity	17,790	19,581
Total liabilities and stockholders’ equity	$107,811	$119,376

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,338)	$(1,680)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,844	3,181
Deferred income taxes	105	232
Non-cash compensation	1,118	868
Deferred loan costs amortized	7	8
Provision for excess and obsolete inventory	1,322	593
Non-cash lease expense	1,105	1,160
Net gain on the sale of assets	(2,370)	0
Other noncash items	451	414
Contributions to pension plans	(335)	(712)
Changes in operating assets and liabilities:
Accounts receivable	692	(1,826)
Inventory	13,265	9,129
Prepaid expenses and other assets	626	(1,934)
Accounts payable	(8,239)	(8,163)
Accrued and other liabilities	(9,984)	734
Net cash (used in) provided by operating activities	(5,731)	2,004
Cash flows from investing activities:
Capital expenditures	(756)	(1,083)
Proceeds from sale of assets	2,924	24
Net cash provided by (used in) investing activities	2,168	(1,059)
Cash flows from financing activities:
Proceeds from equipment financing obligations	0	430
Proceeds from Note Payable – related party	3,000	2,500
Principal payments on finance lease obligations	(1,556)	(1,366)
Principal payments on equipment financing obligations	(505)	(618)
Indirect repurchase of shares for minimum statutory tax withholdings	(102)	(126)
Net cash provided by financing activities	837	820
Effect of exchange rate changes on cash balances	(179)	29
Net (decrease) increase in cash and cash equivalents	(2,905)	1,794
Cash and cash equivalents at beginning of year	9,675	7,881
Cash and cash equivalents at end of year	$6,770	$9,675

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Capital expenditures purchased through equipment financing obligations	$317	$0
Right-of-use asset arising from operating lease liabilities	4,691	1,592
Assets arising from financing lease liabilities	4,033	0

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2024 balance	22,459,649	$224	$156,242	$(116,932)	$(17,067)	$0
Net loss	0	0	0	(1,680)	0	0
Employee benefit related, net of tax	0	0	0	0	1,638	0
Foreign currency translation adjustment, net of tax	0	0	0	0	(3,588)	0
Restricted common stock grant	602,500	5	(5)	0	0	0
Noncash compensation	15,000	0	868	0	0	0
Exercise of stock options	75,126	1	(34)	0	0	0
Treasury stock	(132,265)	0	(91)	0	0	0
December 31, 2024 balance	23,020,010	$230	$156,980	$(118,612)	$(19,017)	$0
Net loss	0	0	0	(6,338)	0	0
Employee benefit related, net of tax	0	0	0	0	731	0
Foreign currency translation adjustment, net of tax	0	0	0	0	2,800	0
Noncash compensation	0	0	1,118	0	0	0
Exercise of stock options	72,006	1	(1)	0	0	0
Treasury stock	(62,046)	(1)	(101)	0	0	0
December 31, 2025 balance	23,029,970	$230	$157,996	$(124,950)	$(15,486)	$0

The accompanying notes are an integral part of the consolidated financial statements.

SYPRIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The allowance for credit losses as a percentage of gross trade receivables was less than 1% as of December 31, 2025 and 2024. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the year ended December 31, 2025 and 2024.

Product Warranty Costs

The provision for estimated warranty costs is recorded at the time of sale and is periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying balance sheets, as of December 31, 2025 and 2024, was $738,000 and $850,000, respectively. The Company’s warranty expense for the years ended December 31, 2025 and 2024 was $272,000 and $435,000, respectively.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company’s customer base consists of a number of customers in diverse industries across geographic areas, primarily in North America, and aerospace and defense companies under contract with the U.S. Government. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral on its commercial accounts receivable. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations. Approximately 31% of accounts receivable outstanding at December 31, 2025 was due from two customers. More specifically, ADI and SubCom, comprise 16% and 15%, respectively, of December 31, 2025 outstanding accounts receivable. Approximately 37% of accounts receivable outstanding at December 31, 2024 was due from three customers. More specifically, Sisamex, SubCom and Detroit Diesel comprise 14%, 12% and 11%, of December 31, 2024 outstanding accounts receivable. No other single customer accounted for more than 10% of the Company’s total accounts receivable as of December 31, 2025 or 2024.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s largest customers for the year ended December 31, 2025 were Northrop Grumman, Detroit Diesel, and SubCom, which represented approximately 23%, 13%, and 11%, respectively, of the Company’s total net revenue. Detroit Diesel is a customer within the Sypris Technologies segment and Northrop Grumman and SubCom are customers within the Sypris Electronics segment. The Company’s largest customers for the year ended December 31, 2024 were Northrop Grumman, Sistemas, and Detroit Diesel, which represented approximately 23%, 21%, and 11%, respectively, of the Company’s total net revenue. No other single customer accounted for more than 10% of the Company’s total net revenue for the years ended December 31, 2025 or 2024.

Foreign Currency Translation

The functional currency for the Company’s Mexican subsidiary is the Mexican peso. Assets and liabilities are translated at the period end exchange rate, and income and expense items are translated at the weighted average exchange rate. The resulting translation adjustments are recorded in comprehensive loss as a separate component of stockholders’ equity. Remeasurement gains or losses for U.S. dollar denominated accounts of the Company’s Mexican subsidiary are included in other (income) expense, net.

Collective Bargaining Agreements

Approximately 224, or 41% of the Company’s employees, all within Sypris Technologies, were covered by collective bargaining agreements as of December 31, 2025. Excluding certain Mexico employees covered under an annually ratified agreement, there are no collective bargaining agreements expiring within the next twelve months. Certain Mexico employees are covered by an annually ratified collective bargaining agreement. These employees represented approximately 36% of the Company’s workforce, or 200 employees as of December 31, 2025.

Recently Issued Accounting Standards

In July 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company does not expect this amended guidance will have a material impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires public entities to disclose detailed components of income statement expenses, such as inventory purchases, employee compensation, depreciation and amortization within relevant expense captions. Companies are also required to explain amounts not disaggregated and define and disclose total selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We are currently evaluating the impact of the guidance on our financial statement disclosures.

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

On December 31, 2025, we adopted ASU 2023-09, Improvements to Income Tax Disclosures. This guidance requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company adopted this ASU using the prospective method, and the adoption did not have an impact on the Company’s consolidated financial statements other than additional information that is provided in the footnote disclosure. See Note 18 for more information.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Liquidity

As reflected in the consolidated financial statements, the Company reported a net loss of $6,338,000 and $1,680,000 for the year ended December 31, 2025 and 2024, respectively, and cash used in operating activities of $5,731,000 for the year ended December 31, 2025. The Company’s net inventory increased significantly in 2023, primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash. Additionally, the Company experienced a significant drop in volumes within the Sypris Technologies business attributable to the anticipated cyclical decline in the commercial vehicle market in 2025, which led to a corresponding decrease in gross profit. As a result, the Company experienced a liquidity shortfall beginning in the fourth quarter of 2023 and at various times during 2024, 2025 and into 2026. The shipment delays also contributed to an increase in trade payable balances with certain suppliers during 2023 and 2024, The Company successfully negotiated amended payment and other terms on the past due balances with certain suppliers and is continuing to work with suppliers to improve terms and maintain consistency in its supply chain relationships.

The Company received the benefit of additional loans of $3,000,000 during the year ended December 31, 2025 and $2,500,000 during the year ended December 31, 2024 from GFCM to help the Company manage its liquidity during those periods. This additional $5,500,000 loaned to the Company by GFCM in 2025 and 2024 was approved by the Audit Committee and provided the Company necessary liquidity. Additionally, during the first quarter of 2026, the Company further amended the Note to extend the maturity dates on all tranches by one year and allow for the continued deferral of payment for up to 100% of the interest due on the Note to April 1, 2027 (see Note 22).

Our ability to service our current liabilities will require a significant amount of cash. Management has evaluated our ability to generate this cash to meet our obligations for the next twelve months. Our primary sources of funds to meet our liquidity and capital requirements include cash on hand funds generated through revenue growth from the Company’s consolidated operations and reductions in the Company’s investment in working capital. Based upon our current forecast, we believe that we will have sufficient liquidity to finance our operations for the next twelve months.

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

The Company determines if an arrangement is a lease at its inception. The Company has entered into operating leases for real estate. These leases have initial terms which range from 10 years to 20 years, and often include one or more options to renew. These renewal terms can extend the lease term by 5 years and will be included in the lease term when it is reasonably certain that the Company will exercise the option. The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. The lease agreements do not contain any residual value guarantees. Some of the real estate lease agreements include periods of rent holidays and payments that escalate over the lease term by specified amounts. All operating lease expenses are recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the right-of-use asset is amortized over the lease term.

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

During the year ended December 31, 2025, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold its facility located in Louisville, Kentucky, with a net book value of $414,000 for gross proceeds of $3,200,000, which was reduced by transaction costs of $280,000 for net cash proceeds of approximately $2,920,000. The lease agreement has a term of 20 years, and our initial annual cash payments to the buyer-lessor are approximately $280,000, and the payments will escalate three percent annually. The Company recognized a gain of $2,506,000 on this transaction, which is included in other (income) expense, net in the consolidated statements of operations. Right-of-use assets and lease liabilities recognized related to this sale leaseback transaction were $2,205,000.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

During the year ended December 31, 2025, the Company entered into a five-year extension of its land and building in Toluca, Mexico and reassessed its expectations to exercise one additional extension. As a result, an increase in the operating right-of-use assets and operating lease liabilities recognized related to this were $2,486,000, and the Company recognized an increase of its finance lease of $3,645,000.

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of December 31, 2025, total right-of-use assets and operating lease liabilities were approximately $7,333,000 and $7,692,000, respectively. As of December 31, 2024, total right-of-use assets and operating lease liabilities were approximately $3,749,000 and $4,157,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the year ended December 31, 2025 and 2024.

The following table presents information related to lease expense for the year ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Finance lease expense
Amortization expense	$741	$648
Interest expense	277	244
Operating lease expense	1,459	1,295
Variable lease expense	293	348
Total lease expense	$2,770	$2,535

The following table presents supplemental cash flow information related to leases (in thousands):

	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,811	$1,666
Operating cash flows from finance leases	277	244
Financing cash flows from finance leases	1,556	1,366

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The annual future minimum lease payments as of December 31, 2025 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,796	$1,203
12 to 24 months	1,868	926
24 to 36 months	1,041	862
36 to 48 months	1,056	816
48 to 60 months	1,072	695
Thereafter	9,337	3,589
Total lease payments	16,170	8,091
Less imputed interest	(8,478)	(3,448)
Total	$7,692	$4,643

The following table presents certain information related to lease terms and discount rates for leases as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	11.0	5.2
Finance leases	8.5	1.7

Weighted-average discount rate (percentage):
Operating leases	11.9	8.4
Finance leases	13.1	8.7

(3)	Revenue from Contracts with Customers

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

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Some of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of contracts greater than one year we had $66,431,000 of remaining performance obligations as of December 31, 2025, all of which were long-term Sypris Electronics’ contracts. We expect to recognize the remaining performance obligations as revenue in 2026. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to contract modifications, program schedule changes and material availability delays.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Sypris Technologies – transferred point in time	$51,746	$75,207
Sypris Electronics – transferred point in time	13,657	13,878
Sypris Electronics – transferred over time	54,484	51,095
Net revenue	$119,887	$140,180

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of December 31, 2025 and 2024 were $3,798,000 and $4,663,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of December 31, 2025, the contract liabilities balance was $44,242,000, of which $42,256,000 was included within accrued liabilities and $1,986,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2024, the contract liabilities balance was $54,375,000, of which $50,430,000 was included within accrued liabilities and $3,945,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The change in contract liabilities in fiscal 2025 is a result of an increase in shipments for Sypris Electronics during the year. The Company recognized revenue from contract liabilities of $32,889,000 and $25,327,000 during the years ended December 31, 2025 and 2024, respectively.

Practical expedients and exemptions

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expense in the consolidated statements of operations.

We do not disclose the value of unsatisfied performance obligations for contracts with original expected lengths of one year or less.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(4)	Other (Income) Expense, Net

The Company recognized other income of $1,960,000 during the year ended December 31, 2025. During the year ended December 31, 2025, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold its facility located in Louisville, Kentucky, with a net book value of $414,000 for net cash proceeds of approximately $2,920,000. The Company recognized a gain of $2,506,000 on this transaction, which is included in other (income) expense, net in the consolidated statements of operations. This gain was partially offset by pension expense of $571,000. Foreign currency related expenses were not material for the year ended December 31, 2025.

The Company recognized other expense of $1,217,000 during the year ended December 31, 2024, which included pension expense of $795,000 and foreign currency related expenses of $300,000.

(5)	Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2025	2024
Commercial	$9,884	$10,679
Allowance for credit losses	(38)	(86)
Accounts receivable, net	$9,846	$10,593

(6)	Inventory

Inventory consists of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$46,347	$58,733
Work in process	7,442	8,629
Finished goods	1,839	1,562
Reserve for excess and obsolete inventory	(3,165)	(2,244)
Inventory, net	$52,463	$66,680

(7)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$5,348	$3,947
Contract assets	3,798	4,663
Other	1,662	2,460
Other current assets	$10,808	$11,070

Included in other current assets are income and VAT taxes refundable, tools, spare parts and other items, none of which exceed 5% of total current assets.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2025	2024
Land and land improvements	$0	$43
Buildings and building improvements	6,498	7,781
Machinery, equipment, furniture and fixtures	71,999	67,636
Construction in progress	460	870
	78,957	76,330
Accumulated depreciation	(62,953)	(63,031)
Property plant and equipment, net	$16,004	$13,299

Depreciation expense, including amortization of assets recorded under finance leases, totaled approximately $2,844,000 and $3,181,000 for the years ended December 31, 2025 and 2024, respectively. Capital expenditures included in accounts payable or accrued liabilities were not material as of December 31, 2025 and 2024, respectively.

Included within property, plant and equipment were assets under finance leases as follows (in thousands):

	December 31,
	2025	2024
Buildings and building improvements	$3,725	$2,908
Machinery, equipment, furniture and fixtures	1,850	4,002
	5,575	6,910
Accumulated depreciation	(612)	(3,610)
Net	$4,963	$3,300

(9)	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2025	2024
Long-term spare parts	$441	$399
Long-term deposits	280	280
Pension asset	1,084	994
Deferred tax asset, net	2,188	2,047
Other	594	590
Other assets	$4,587	$4,310

(10)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Salaries, wages, employment taxes and withholdings	$1,213	$1,885
Employee benefit plans	2,195	1,523
Accrued professional fees	833	793
Income, property and other taxes	221	875
Contract liabilities – short term	42,256	50,430
Deferred gain from sale-leaseback	0	291
Interest payable – related party	1,709	647
Other	1,001	1,195
Accrued liabilities	$49,428	$57,639

Included in other accrued liabilities are accrued operating expenses, accrued warranty expenses, and other items, none of which exceed 5% of total current liabilities.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(11)	Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Noncurrent pension liability	$2,137	$2,517
Deferred gain from sale leaseback	0	48
Contract liabilities – long-term	1,986	3,945
Other liabilities	$4,123	$6,510

(12)	Debt

Long-term obligations consists of the following (in thousands):

	December 31,
	2025	2024
Current:
Finance lease obligation, current portion	$622	$1,507
Equipment financing obligations, current portion	526	481
Working capital line of credit	500	500
Current portion of long-term debt and finance lease obligations	$1,648	$2,488
Long-Term:
Finance lease obligations	$4,021	$735
Equipment financing obligations	846	852
Note payable – related party	12,000	9,000
Less unamortized debt issuance and modification costs	(7)	(14)
Long-term debt and finance lease obligations, net of unamortized debt costs	$16,860	$10,573

The Company had no capitalized interest in 2025 or 2024.

Note Payable – Related Party

The Company has received the benefit of loans from GFCM in the form of secured promissory note obligations totaling $12,000,000 in principal as of December 31, 2025 and $9,000,000 as of December 31, 2024 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

During the year ended December 31, 2025, the Company and GFCM amended the Note to, among other things: (i) increase the principal amount by $3,000,000 to $12,000,000, (ii) extend the maturity dates for $2,000,000 of the obligation to April 1, 2026, $2,000,000 to April 1, 2027, $5,000,000 on April 1, 2028, and the balance of $3,000,000 due on April 1, 2029, and (iii) allow for the deferral of payment for up to 100% of the interest due on the Note to April 1, 2026. During the first quarter of 2026, the Company further amended the Note to extend the maturity dates on all tranches by one year and allow for the continued deferral of payment for up to 100% of the interest due on the Note to April 1, 2027. Interest on the Note is payable quarterly, unless the deferral option is elected, and the rate is reset on April 1 of each year at the greater of 8% or 500 basis points above the five-year Treasury note average during the previous 90-day period. This additional $3,000,000 loaned to the Company during 2025 and the modification during the first quarter of 2026 was approved by the Audit Committee and provided the Company necessary liquidity (see Note 22).

The weighted average interest rate for the Note as of December 31, 2025 and 2024 was 9.2%. As permitted under the Note, all interest was deferred during 2025. Interest paid on the Note during the year ended December 31, 2024 totaled approximately $283,000. The total interest accrued and unpaid as of December 31, 2025 was $1,709,000.

Obligations under the promissory note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Finance Lease Obligations

As of December 31, 2025, the Company had $4,643,000 outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2031 and a weighted average interest rate of 13.1%.

Equipment Financing Obligations

As of December 31, 2025, the Company had $1,372,000 outstanding under equipment financing facilities, with a weighted average interest rate of 6.9% and payments due through 2030. Payments on the Company’s equipment financing obligations are due as follows as of December 31, 2025 (in thousands):

Next 12 months	$605
12 to 24 months	494
24 to 36 months	234
36 to 48 months	108
48 to 60 months	90
Thereafter	0
Total payments	1,531
Less imputed interest	(159)
Total equipment financing obligations	$1,372

(13)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at December 31, 2025 approximates fair value, and is based upon a market approach (Level 2).

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

The following table details the components of pension (income) expense (in thousands):

	Year ended December 31,
	2025	2024
Interest cost on projected benefit obligation	$1,069	$1,095
Net amortization of actuarial loss	366	440
Expected return on plan assets	(864)	(740)
Net periodic benefit cost	$571	$795

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The net periodic cost of the defined benefit pension plans incurred during the years ended December 31, 2025 and 2024 is included in other (income) expense, net in the accompanying consolidated statements of operations. The following are summaries of the changes in the benefit obligations and plan assets and of the funded status of the Pension Plans (in thousands):

December 31,
2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$20,894	$23,588
Interest cost	1,069	1,095
Actuarial loss (gain)	23	(1,541)
Benefits paid	(2,162)	(2,248)
Benefit obligation at end of year	$19,824	$20,894
Change in plan assets:
Fair value of plan assets at beginning of year	$20,700	$21,808
Actual return on plan assets	1,385	428
Company contributions	336	712
Benefits paid	(2,162)	(2,248)
Fair value of plan assets at end of year	$20,259	$20,700

Surplus (underfunded) status of the plans	$435	$(194)

Balance sheet assets (liabilities):
Other assets	$1,084	$994
Accrued liabilities	(341)	(396)
Other liabilities	(308)	(792)
Net amount recognized	$435	$(194)

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$11,229	$14,778
Accumulated benefit obligation	11,229	14,778
Fair value of plan assets	10,581	13,591

Projected benefit obligation and net periodic pension cost assumptions:
Discount rate – projected benefit obligation	5.20%	5.55%
Discount rate – net periodic pension cost	5.55	5.10
Rate of compensation increase	N/A	N/A
Expected long-term rate of return on plan assets	3.95	–	4.65	3.15	–	3.75

	December 31,
	2025	2024
Weighted average asset allocation:
Equity securities	13%	16%
Debt securities	87	84
Total	100%	100%

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The fair values of our pension plan assets as of December 31, 2025 are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset categories
Cash and cash equivalents	$2,153	$0
Equity securities:		0
U.S. Large Cap	1,203	0
U.S. Mid Cap	378	0
U.S. Small Cap	156	0
World Equity	842	0
Fixed income securities	5,108	10,419
Total Plan Assets	$9,840	$10,419

The fair values of our pension plan assets as of December 31, 2024 are as follows (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset categories
Cash and cash equivalents	$2,245	$0
Equity securities:		0
U.S. Large Cap	2,171	0
U.S. Mid Cap	337	0
U.S. Small Cap	124	0
World Equity	739	0
Fixed income securities	4,765	10,319
Total Plan Assets	$10,381	$10,319

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

The Company uses December 31 as the measurement date for the Pension Plans. Total estimated contributions expected to be paid to the plans during 2026 is $341,000, which represents the minimum funding amounts required by federal law. The expected long-term rates of return on plan assets for determining net periodic pension cost for 2025 and 2024 were chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various assets categories to the target asset allocation of the plan. The target asset allocation of plan assets is equity securities ranging 0-55%, fixed income securities ranging 35-100% and non-traditional/other of 0-10% of total investments.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

When establishing the expected long-term rate of return on our U.S. pension plan assets, the Company considered historical performance and forward-looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, the Company concluded that the use of 3.95% for the Louisville Hourly Plan, 4.65% for the Marion Plan and 4.45% for the Louisville Salaried Plan as the expected return on our U.S. pension plan assets for 2025 was appropriate.

Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in Accumulated other comprehensive loss and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy for all active and inactive participants. Accumulated other comprehensive loss at December 31, 2025 includes $6,228,000 of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost. The actual loss reclassified from accumulated other comprehensive loss for 2025 and 2024 was $366,000 and $440,000, respectively.

At December 31, 2025, the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2026	$2,098
2027	2,033
2028	1,960
2029	1,897
2030	1,833
2031-2035	7,924
Total	$17,745

The Company sponsors a defined contribution plan (the “Defined Contribution Plan”) for substantially all domestic employees of the Company. The Defined Contribution Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Defined Contribution Plan allows the Company to match participant contributions up to 3% and provide discretionary contributions. In connection with the matching contributions, the Company recognized compensation expense of approximately $512,000 and $570,000 in 2025 and 2024, respectively.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. The Company’s expenses for these plans totaled approximately $358,000 and $364,000 in 2025 and 2024, respectively. The aggregate benefit plan obligations of these plans, which are unfunded, were $1,829,000 and $1,725,000 as of December 31, 2025 and 2024 were included within other liabilities in the accompanying consolidated balance sheets.

(15)	Commitments and Contingencies

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to purchase inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $25,208,000 as of December 31, 2025, of which $23,906,000 is for purchases to be made in 2026 and the balance thereafter.

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

The Company has various current and previously owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and is under development by the purchaser. As of December 31, 2025 and 2024, no amounts were accrued for any environmental matters. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

(16)	Stock Option and Purchase Plans

The Company’s stock compensation program provides for the grant of restricted stock and restricted stock units (including performance-based restricted stock), unrestricted stock, stock options and stock appreciation rights. A total of 4,596,271 shares were registered for issuance under the 2020 Omnibus Plan. On May 21, 2025, the 2020 Omnibus Plan was replaced with the 2025 Omnibus Plan. A total of 4,849,021 shares were registered for issuance under the 2025 Omnibus Plan. Additionally, awards under the 2020 Omnibus Plan that are cancelled without having been fully exercised or vested are available again for new awards under the 2025 Omnibus Plan. The aggregate number of shares available for future grant as of December 31, 2025 and 2024 was 4,536,521 and 1,849,021, respectively.

The 2025 Omnibus Plan provides for restrictions which lapse after two or three years. Generally, if a recipient leaves the Company before the end of the restricted period or if performance requirements, if any, are not met, the shares will be forfeited.

Under the plans, the Company may grant options to purchase common stock to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Stock option grants under the 2020 Omnibus Plan include a five-year life along with vesting after three years of service. There have been no stock option grants under the 2025 Omnibus Plan.

Compensation expense is measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. Fair value for restricted stock and restricted stock units is equal to the stock price on the date of grant, while the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical Company and industry data to estimate the expected price volatility. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, the Company uses the simplified method to estimate the expected term. Under the simplified method, the expected term of an option is presumed to be the midpoint between the vesting date and the end of the contractual term. The dividend yield is assumed to be zero as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Forfeitures are recorded as they occur. Stock based compensation expense of $1,118,000 and $868,000 has been recorded in selling, general and administrative expense in the consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

There were no option grants during the year ended December 31, 2025. The following weighted average assumptions were used to estimate the fair value of options granted during the year ended December 31, 2024 using the Black-Scholes option-pricing model:

Expected life (years)	4.0
Expected volatility	81.7%
Risk-free interest rates	4.76%
Expected dividend yield	0%

A summary of the restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Valu e Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Nonvested shares at January 1, 2024	512,000	$2.64
Granted	617,500	1.66
Vested	(165,000)	3.03
Forfeited	(82,000)	2.71
Nonvested shares at December 31, 2024	883,000	1.87
Granted	717,500	1.90
Vested	(178,000)	2.57
Forfeited	0	0
Nonvested shares at December 31, 2025	1,422,500	$1.80	2.0	$3,470,900

The total fair value of shares vested during 2025 and 2024 was $293,000 and $304,000 respectively.

The following table summarizes option activity for the year ended December 31, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,824,250	$1.41
Granted	394,000	1.64
Exercised	(226,500)	0.90
Forfeited	0	0
Expired	(402,500)	1.06
Outstanding at December 31, 2024	1,589,250	1.63
Granted	0	0
Exercised	(127,500)	0.82
Forfeited	0	0
Expired	(405,000)	0.82
Outstanding at December 31, 2025	1,056,750	$2.04	2.56	$489,473
Exercisable at December 31, 2025	282,400	$2.48	1.74	$44,000

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the year ended December 31, 2024 was $1.02 per share. There were no options granted during 2025. There were 127,500 options exercised in 2025 with an intrinsic value of $138,000. There were 226,500 options exercised in 2024 with an intrinsic value of $153,000.

As of December 31, 2025, there was $1,684,000 of total unrecognized compensation cost related to unvested share-based compensation granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of option shares vested during the years ended December 31, 2025 and 2024 was $376,000 and $60,000, respectively.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(17)	Stockholders’ Equity

As of December 31, 2025 and 2024, 24,850 shares of the Company’s preferred stock were designated as Series A Preferred Stock in accordance with the terms of our stockholder rights plan, which expired in October 2011. There are no shares of Series A Preferred Stock currently outstanding, and there are no current plans to issue any such shares.

The holders of our common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2025	2024
Foreign currency translation adjustments, net of tax	$(8,657)	$(11,457)
Employee benefit related adjustments – U.S, net of tax	(6,747)	(7,612)
Employee benefit related adjustments – Mexico, net of tax	(82)	52
Accumulated other comprehensive loss	$(15,486)	$(19,017)

Changes in each component of accumulated other comprehensive loss consisted of the following:

	Foreign Currency Translation	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance at January 1, 2024	$(7,869)	$(9,198)	$(17,067)
Currency translation adjustments, net of tax	(3,588)	0	(3,588)
Net actuarial gain for the year, net of tax	0	1,198	1,198
Amortization for the year, net of tax	0	440	440
Balance at December 31, 2024	$(11,457)	$(7,560)	$(19,017)
Currency translation adjustments, net of tax	2,800	0	2,800
Net actuarial gain for the year, net of tax	0	365	365
Amortization for the year, net of tax	0	366	366
Balance at December 31, 2025	$(8,657)	$(6,829)	$(15,486)

(18)	Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The components of (loss) income before taxes are as follows (in thousands):

	Year ended December 31,
	2025	2024
Domestic	$(6,246)	$(4,286)
Foreign	(31)	4,312
Total	$(6,277)	$26

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of income tax expense, net are as follows (in thousands):

	Year ended December 31,
	2025	2024
Current:
Federal	$0	$0
State	9	9
Foreign	(53)	1,465
Total current income tax expense	(44)	1,474

Deferred:
Federal	0	0
State	0	0
Foreign	105	232
Total deferred income tax expense	105	232
Income tax expense, net	$61	$1,706

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

The Company files a consolidated federal income tax return which includes all domestic subsidiaries. State income taxes paid in the U.S. during 2025 and 2024 totaled $9,000 and $9,000, respectively. There were no state income tax refunds received in the U.S. during 2025 or 2024. No state jurisdiction exceeded the 5 percent threshold of income taxes paid (net of refunds) in 2025 or 2024. Foreign income taxes paid during 2025 and 2024 totaled $1,398,000 and $395,000. There were no foreign refunds received in 2025 and 2024. Mexico is the only foreign tax jurisdiction for both 2025 and 2024. There were no federal taxes paid in 2025 and 2024. There were no federal refunds received in 2025 or 2024. At December 31, 2025, the Company had $154,515,000 of federal net operating loss carryforwards available to offset future federal taxable income. The pre-2018 federal net operating loss carryforwards of $135,108,000 expire in various amounts from 2026 to 2037. Federal net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward period as part of the Tax Act. The indefinite lived net operating loss carryforwards as of December 31, 2025 are approximately $19,406,000.

At December 31, 2025, the Company had $111,387,000 of state net operating loss carryforwards available to offset future state taxable income, the majority of which relates to Florida ($63,223,000) and Kentucky ($48,163,000). The pre-2018 state net operating loss carryforwards totaling approximately $106,387,000 expire in various amounts from 2026 to 2037. State net operating loss carryforwards generated in 2018 and forward will have an unlimited carryforward. The indefinite lived state net operating loss carryforwards as of December 31, 2025 are approximately $5,000,000.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

At December 31, 2025, the Company had $1,346,000 of net operating loss carryforwards available to offset future taxable income in Mexico.  These operating losses expire in 2035.

The following is a reconciliation of income tax (benefit) expense to that computed by applying the federal statutory rate to income (loss) before income taxes (in thousands):

	Year ended December 31, 2025
	Amount	Percent of Pre-tax Income
Federal tax expense at the statutory rate	$(1,318)	21.0%
State income taxes, net of federal income tax effect	9	(0.2)
Foreign tax effects	59	(0.9)
Changes in valuation allowance	1,223	(19.5)
Other
Return-to-provision adjustments	118	(1.9)
Other adjustments	(30)	0.5
Income tax expense (benefit), net	$61	(1.0)%

The states that contribute to the majority of the state income taxes, net of federal tax impact include Florida, Kentucky and Texas.

The following is presented in accordance with the guidance prior to the adoption of the new income tax disclosures:

Year ended December 31,
2024
Federal tax expense at the statutory rate	$5
Current year permanent differences	326
State income taxes, net of federal income tax impact	(90)
Effect of tax rates of foreign subsidiary	400
Return-to-provision adjustments	150
Changes in valuation allowance	915
Income tax expense (benefit), net	$1,706

The gross deferred tax asset for the Company’s Mexican subsidiary was $2,188,000 and $2,047,000 as of December 31, 2025 and 2024, respectively.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred income tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2025	2024
Deferred tax assets:
Compensation and benefit accruals	$840	$554
Inventory valuation	1,013	945
Federal and state net operating loss carryforwards	37,098	36,463
Deferred revenue	129	23
Interest limitation carryover	1,261	873
Defined benefit pension plan	0	21
Lease liabilities	1,217	864
Foreign deferred revenue and other provisions	2,188	2,047
Capitalized research and experimental costs	211	201
Other	314	350
Total	44,271	42,341
Domestic valuation allowance	(39,905)	(38,748)
Total deferred tax assets	4,366	3,593

Deferred tax liabilities:
Defined benefit pension plan	(124)	0
Prepaid and other assets	(936)	(787)
Right-of-use assets, net	(1,118)	(759)
Total deferred tax liabilities	(2,178)	(1,546)
Net deferred tax asset	$2,188	$2,047

The ASC Income Tax Topic 740 includes guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financials. Specifically, the guidance prescribes a two-step process, which is the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits as of December 31, 2025 and 2024 was $200,000. There were no changes to the unrecognized tax benefit balance during the years ended December 31, 2025 and 2024.

If the Company’s positions are sustained by the taxing authority, the entire balance at December 31, 2025 would impact the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company does not have an accrual for the payment of tax-related interest and penalties.

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

During the first quarter of 2023, the Company’s wholly-owned subsidiary in Mexico received a formal tax assessment notice from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) pertaining to revenue variances and disallowed deductions related to an audit by the SAT of the 2016 tax year. The tax liability for the variances approximated $1,150,000, which includes annual adjustments for inflation, interest and penalties. The Company made a payment in June 2024 of $191,000 to settle the matter, of which $124,000 was recorded in income tax expense, net, and the remainder was recorded in other expense, net in the consolidated statements of operations for the year ended December 31, 2024. To the Company’s knowledge, the SAT is not currently examining the Company’s Mexican income tax returns for 2021 through 2025, for which the statute has yet to expire. In addition, open tax years related to state jurisdictions remain subject to examination.

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(19)	Derivative Financial Instruments

During the year ended December 31, 2024, the Company’s Sypris Technologies segment entered into Mexican Peso (“MXP”) put option contracts to manage a portion of the foreign currency exchange risk on forecasted expenses denominated in MXP. The contracts meet the definition of a derivate subject to the guidance of ASC 815, do not qualify for hedge accounting, and accordingly are recognized at fair value, with changes in fair value recognized in earnings in other income (expense). There were no contracts outstanding as of December 31, 2025. The contracts had a notional amount of $18,700,000 as of December 31, 2024. The Company does not use hedging arrangements for speculative purposes. There can be no assurance the hedges will fully offset the financial impact resulting from movements in foreign currency exchange rates.

The fair value of these derivative financial instruments are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. The fair value of the non-designated foreign exchange contracts as of December 31, 2024 was $157,000 and is included in other current assets in the Consolidated Balance Sheet. There were no foreign exchange contracts as of December 31, 2025.

(20)	Loss Per Common Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. All potential common shares were excluded from diluted earnings per share for the year ended December 31, 2025 and 2024 because the effect of inclusion would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted (loss) income per common share is as follows (in thousands):

	Year ended December 31,
	2025	2024
Loss attributable to stockholders:
Net loss as reported	$(6,338)	$(1,680)
Less distributed and undistributed earnings allocable to restricted award holders	0	0
Net loss allocable to common stockholders	$(6,338)	$(1,680)

Loss per common share attributable to stockholders:
Basic	$(0.28)	$(0.08)
Diluted	$(0.28)	$(0.08)

Weighted average shares outstanding – basic	22,270	22,043
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	22,270	22,043

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(21)	Segment Information

The Company is organized into two business segments, Sypris Technologies and Sypris Electronics. Our Chief Executive Officer (CEO) serves as our Chief Operating Decision Maker (CODM) and is responsible for reviewing segment performance and making decisions regarding resource allocation. Our CODM evaluates each segment’s performance based on metrics such as net revenue, gross profit, operating (loss) income and other key financial indicators, guiding strategic decisions to align with company-wide goals. On a monthly basis, the CODM considers budget-to-actual variances for gross profit and operating (loss) income when making decisions about allocating capital to the segments. The segments are each managed separately because of the distinctions between the products, markets, customers, technologies, and workforce skills of the segments. Sypris Technologies generates revenue primarily from the sale of forged, machined, welded and heat-treated steel components primarily for the heavy commercial vehicle and high-pressure energy pipeline applications. Sypris Electronics provides circuit card and box build manufacturing, high reliability manufacturing, systems assembly and integration, design for manufacturability and design to specification work to customers in the market for aerospace and defense, communications and space electronics. There was no intersegment net revenue recognized for any year presented.

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Year ended December 31,
	2025	2024
Net revenue from unaffiliated customers:
Sypris Technologies	$51,746	$75,207
Sypris Electronics	68,141	64,973
Total net revenue	$119,887	$140,180

Gross profit:
Sypris Technologies	$6,403	$12,824
Sypris Electronics	2,995	7,066
Total gross profit	$9,398	$19,890

Operating (loss) income:
Sypris Technologies	$439	$7,245
Sypris Electronics	(1,522)	2,119
General, corporate and other	(5,523)	(6,437)
Total operating (loss) income	$(6,606)	$2,927

Interest expense, net:
Sypris Technologies	$318	$243
Sypris Electronics	227	711
General, corporate and other	1,086	730
Total interest expense, net	$1,631	$1,684

SYPRIS SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year ended December 31,
	2025	2024
Other (income) expense, net:
Sypris Technologies	$(1,957)	$1,240
Sypris Electronics	3	(16)
General, corporate and other	(6)	(7)
Total other (income) expense, net	$(1,960)	$1,217

(Loss) income before income taxes:
Sypris Technologies	$2,423	$6,005
Sypris Electronics	(1,754)	1,423
General, corporate and other	(6,946)	(7,402)
Total (loss) income before income taxes	$(6,277)	$26

Depreciation and amortization:
Sypris Technologies	$1,889	$2,257
Sypris Electronics	955	921
General, corporate and other	0	3
Total depreciation and amortization	$2,844	$3,181

Capital expenditures:
Sypris Technologies	$678	$697
Sypris Electronics	11	375
General, corporate and other	67	11
Total capital expenditures	$756	$1,083

	December 31,
	2025	2024
Total assets:
Sypris Technologies	$37,095	$35,013
Sypris Electronics	63,469	76,405
General, corporate and other	7,247	7,958
Total assets	$107,811	$119,376

Total liabilities:
Sypris Technologies	$20,214	$18,104
Sypris Electronics	52,139	68,780
General, corporate and other	17,668	12,911
Total liabilities	$90,021	$99,795

The Company’s export sales from the U.S. totaled $3,426,000 and $7,354,000 in 2025 and 2024, respectively. Approximately $31,722,000 and $53,301,000 of net revenue in 2025 and 2024, respectively, and $10,502,000 and $6,956,000 of long lived assets at December 31, 2025 and 2024, respectively, and net assets of $23,076,000 and $20,419,000 at December 31, 2025 and 2024, respectively, relate to the Company’s international operations.

(22)	Subsequent Event

As described in Note 12 above, subsequent to the year ended December 31, 2025, the Company amended the Note to, among other things (i) extend the maturity dates for $2,000,000 of the obligation to April 1, 2027, $2,000,000 to April 1, 2028, $5,000,000 to April 1, 2029 and $3,000,000 to April 1, 2030, and (ii) allow for the continued deferral of payment for up to 100% of the interest due on the Note to April 1, 2027. All other terms of the previously amended Note remain in place.

Obligations under the Note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company including those in Mexico.

On February 11, 2026, the Company, through its Mexican operations, entered into an unsecured loan agreement with Banco del Bajio (the “Mexico Bajio Loan”) in the amount of approximately $1,161,000 to fund working capital needs. The loan is to be paid in monthly installments over a five-year period and bears a fixed interest rate of 10.5% per annum.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we assessed the effectiveness of Sypris Solutions, Inc.’s internal control over financial reporting as of December 31, 2025. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we concluded that as of December 31, 2025, Sypris’ internal control over financial reporting is effective based on these criteria.

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

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The information required herein is incorporated by reference from sections of the Company’s Proxy Statement titled “2025 Director Compensation,” “Governance of the Company,” “Summary Compensation Table,” and “Outstanding Equity Awards at Fiscal Year-End 2025,” which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10‑K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to shares of Sypris common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	2,479,250	(1)	$2.04	4,536,521	(2)
Equity Compensation Plans Not Approved by Stockholders	—		—	—

(1)

Consists of 1,761,750 shares of common stock subject to outstanding awards under the 2020 Omnibus Plan and 717,500 under the 2025 Omnibus Plan. The weighted average price shown in column (b) does not take restricted stock awards or restricted stock units into account, which have no exercise price and are included in column (a).

(2)	Shares remaining available for issuance under the 2025 Omnibus Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

10.1

Amended and Restated Promissory Note between Gill Family Capital Management, Inc., Sypris Solutions, Inc., Sypris Technologies, Inc., Sypris Electronics, LLC, Sypris Technologies Marion, LLC, Sypris Technologies Mexican Holdings, LLC, Sypris Technologies Northern, Inc., Sypris Technologies Southern, Inc. and Sypris Technologies International, Inc. dated as of, dated January 12, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2026 (Commission File No. 000-24020)).

10.1.1

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

10.5*

Sypris Solutions, Inc., Directors Compensation Program adopted on September 1, 1995 Amended and Restated effective May 21, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 12, 2025 (Commission File No. 000-24020)).

10.6*	Form of Directors Compensation Two Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2024 (Commission File No. 000-24020)).

10.7*	Form of Directors Compensation Two Year Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 12, 2025 (Commission File No. 000-24020)).

Exhibit
Number	Description

10.8*	The 2020 Sypris Omnibus Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on April 3, 2020 (Commission File No. 000-24020)).

10.9*	The 2025 Sypris Omnibus Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on April 21, 2025 (Commission File No. 000-24020)).

10.10*	Form of Five-Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 13, 2020 (Commission File No. 000-24020)).

10.11*

Form of Executive Long-Term Incentive Award Agreement for Grants of Non-Qualified Stock Options to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 13, 2020 (Commission File No. 000-24020)).

10.12*	Form of Five Year Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 12, 2021 (Commission File No. 000-24020)).

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

10.15*	Form of Six-Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 17, 2022 (Commission File No. 000-24020)).

10.16*	Form of Six-Year Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 13, 2024 (Commission File No. 000-24020)).

10.17*

Form of Executive Long-Term Incentive Award Agreement for Grants of Restricted Stock Units to Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 12, 2025 (Commission File No. 000-24020)).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Form 10-K filed on March 27, 2025 (Commission File No. 000-24020)).

21	Subsidiaries of the Company

23	Consent of Crowe LLP

31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

97.1	Sypris Solutions, Inc. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed on April 1, 2024 (Commission File No. 000-24020)).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit
Number	Description

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2026.

SYPRIS SOLUTIONS, INC.
(Registrant)
/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2026:

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