Form 10-Q
period 2026-04-05
SYPRIS SOLUTIONS INC
filed 2026-05-19
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended April 5, 2026

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

As of May 5, 2026, the Registrant had 23,011,130 shares of common stock outstanding.

Part I.         Financial Information

Item 1.         Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended
	April 5,	March 30,
	2026	2025

Net revenue	$25,811	$29,508
Cost of sales	24,990	26,142
Gross profit	821	3,366
Selling, general and administrative	4,423	3,496
Operating loss	(3,602)	(130)
Interest expense, net	530	302
Other expense, net	140	165
Loss before taxes	(4,272)	(597)
Income tax (benefit) expense, net	(146)	302
Net loss	$(4,126)	$(899)
Loss per share:
Basic	$(0.18)	$(0.04)
Diluted	$(0.18)	$(0.04)

Weighted average shares outstanding:
Basic	22,329	22,140
Diluted	22,329	22,140
Dividends declared per common share	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended
	April 5,	March 30,
	2026	2025

Net loss	$(4,126)	$(899)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(31)	(6)
Comprehensive loss	$(4,157)	$(905)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	April 5,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,847	$6,770
Accounts receivable, net	9,519	9,846
Inventory, net	52,522	52,463
Other current assets	10,926	10,808
Total current assets	77,814	79,887

Property, plant and equipment, net	15,566	16,004
Operating lease right-of-use assets	7,127	7,333
Other assets	4,734	4,587
Total assets	$105,241	$107,811
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,932	$10,270
Accrued liabilities	49,938	49,428
Operating lease liabilities, current portion	1,281	1,019
Finance lease obligations, current portion	606	622
Equipment financing obligations, current portion	513	526
Working capital line of credit	500	500
Loan payable, current portion	195	0
Note payable – related party, current portion	2,000	0
Total current liabilities	64,965	62,365

Operating lease liabilities, net of current portion	6,420	6,673
Finance lease obligations, net of current portion	3,926	4,021
Equipment financing obligations, net of current portion	782	846
Loan payable, net of current portion	889	0
Note payable – related party, net of current portion	9,992	11,993
Other liabilities	4,427	4,123
Total liabilities	91,401	90,021

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 23,013,013 shares issued and 22,991,500 outstanding in 2026 and 23,051,483 shares issued and 23,029,970 outstanding in 2025	230	230
Additional paid-in capital	158,203	157,996
Accumulated deficit	(129,076)	(124,950)
Accumulated other comprehensive loss	(15,517)	(15,486)
Treasury stock, 21,513 shares in 2026 and 2025	0	0
Total stockholders’ equity	13,840	17,790
Total liabilities and stockholders’ equity	$105,241	$107,811

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

(Unaudited)

	Three Months Ended
	April 5,	March 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(4,126)	$(899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	760	699
Deferred income taxes	0	129
Non-cash compensation expense	320	301
Deferred loan costs recognized	1	1
Provision for excess and obsolete inventory	276	64
Non-cash lease expense	207	251
Other noncash items	20	59
Contributions to pension plans	(69)	(80)
Changes in operating assets and liabilities:
Accounts receivable	327	(1,317)
Inventory	(350)	4,074
Other assets, current and non-current	(280)	2,156
Accounts payable	(315)	(2,372)
Accrued and other liabilities	890	(8,600)

Net cash used in operating activities	(2,339)	(5,534)

Cash flows from investing activities:
Capital expenditures, net	(231)	(3)

Net cash used in investing activities	(231)	(3)

Cash flows from financing activities:
Proceeds from loan payable	1,159	0
Proceeds from note payable – related party	0	3,000
Principal payments on loan payable	(76)	0
Principal payments on finance lease obligations	(150)	(365)
Principal payments on equipment financing obligations	(133)	(138)
Indirect repurchase of shares for minimum statutory tax withholdings	(113)	0

Net cash provided by financing activities	687	2,497

Effect of exchange rate changes on cash balances	(40)	(11)

Net decrease in cash and cash equivalents	(1,923)	(3,051)
Cash and cash equivalents at beginning of period	6,770	9,675
Cash and cash equivalents at end of period	$4,847	$6,624

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Fixed assets acquired with equipment financing loan	$51	$57

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2025 balance	23,020,010	$230	$156,980	$(118,612)	$(19,017)	$0

Net loss	0	0	0	(899)	0	0
Foreign currency translation adjustment	0	0	0	0	(6)	0
Exercise of stock options	22,500	0	0	0	0	0
Noncash compensation	0	0	301	0	0	0

March 30, 2025 balance	23,042,510	$230	$157,281	$(119,511)	$(19,023)	$0

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2026 balance	23,029,970	$230	$157,996	$(124,950)	$(15,486)	$0

Net loss	0	0	0	(4,126)	0	0
Foreign currency translation adjustment	0	0	0	0	(31)	0
Noncash compensation	0	0	320	0	0	0
Treasury stock	(38,470)	0	(113)	0	0	0

April 5, 2026 balance	22,991,500	$230	$158,203	$(129,076)	$(15,517)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

The accompanying unaudited consolidated financial statements include the accounts of Sypris Solutions, Inc. and its wholly-owned subsidiaries and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The December 31, 2025 consolidated balance sheet data was derived from audited statements, but does not include all disclosures required by U.S. GAAP. The Company’s operations are domiciled in the United States (U.S.) and Mexico, and we serve a wide variety of domestic and international customers. All intercompany transactions and accounts have been eliminated.

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results for the three months ended April 5, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2025 as presented in the Company’s Annual Report on Form 10-K.

(3)	Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes technical corrections, clarifications, and other minor improvements to various Topics within the Accounting Standards Codification. The amendments are intended to improve the consistency and usability of U.S. GAAP and do not introduce significant new accounting requirements. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance; however, it does not expect adoption to have a material impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the application of interim reporting guidance and improves the organization of disclosure requirements within Topic 270. The amendments do not change the underlying principles of interim reporting or require additional disclosures. ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance; however, it does not expect adoption to have a material impact on its consolidated financial statements.

In July 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. We adopted this standard on a prospective basis for interim and annual periods beginning January 1, 2026. The adoption and the election of the practical expedient did not have a material impact on the Company’s financial condition and results of operations.

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

During the year ended December 31, 2025, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold its facility located in Louisville, Kentucky, with a net book value of $414,000 for gross proceeds of $3,200,000, which was reduced by transaction costs of $280,000 for net cash proceeds of approximately $2,920,000. The lease agreement has a term of 20 years, and our initial annual cash payments to the buyer-lessor are approximately $280,000, and the payments will escalate three percent annually. The Company recognized a gain of $2,506,000 on this transaction, which is included in other expense, net in the consolidated statements of operations. Right-of-use assets and lease liabilities recognized related to this sale leaseback transaction were $2,205,000.

During the year ended December 31, 2025, the Company entered into a five-year extension of its land and building in Toluca, Mexico and reassessed its expectations to exercise one additional extension. As a result, the Company recognized an increase in the operating right-of-use assets and operating lease liabilities of $2,486,000 and an increase of its finance lease of $3,645,000.

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of April 5, 2026, total right-of-use assets and operating lease liabilities were approximately $7,127,000 and $7,701,000, respectively. As of December 31, 2025, total right-of-use assets and operating lease liabilities were approximately $7,333,000 and $7,692,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three months ended April 5, 2026 and March 30, 2025.

The following table presents information related to lease expense for the three months ended April 5, 2026 and March 30, 2025 (in thousands):

	Three Months Ended
	April 5,	March 30,
	2026	2025
	(Unaudited)
Finance lease expense:
Amortization expense	$141	$191
Interest expense	151	46
Operating lease expense	441	315
Variable lease expense	71	88
Total lease expense	$804	$640

The following table presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended
	April 5,	March 30,
	2026	2025
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$489	$408
Operating cash flows from finance leases	151	46
Financing cash flows from finance leases	150	365

The annual future minimum lease payments as of April 5, 2026 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,843	$1,171
12 to 24 months	1,661	926
24 to 36 months	1,045	824
36 to 48 months	1,060	796
48 to 60 months	1,076	695
Thereafter	9,067	3,416
Total lease payments	15,752	7,828
Less imputed interest	(8,051)	(3,296)
Total	$7,701	$4,532

The following table presents certain information related to lease terms and discount rates for leases as of April 5, 2026 and December 31, 2025:

	April 5,	December 31,
	2026	2025
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	10.9	11.0
Finance leases	8.5	8.5

Weighted-average discount rate (percentage):
Operating leases	12.0	11.9
Finance leases	13.2	13.1

(5)	Revenue from Contracts with Customers

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

Some of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of contracts greater than one year we had $64,060,000 of remaining performance obligations as of April 5, 2026, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 80% of the remaining performance obligations as revenue in 2026 and the balance thereafter. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognized may differ from these estimates due to contract modifications, program schedule changes and material availability delays.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended April 5, 2026 and March 30, 2025 (in thousands):

	April 5,	March 30,
	2026	2025
	(Unaudited)
Sypris Technologies – transferred point in time	$12,412	$13,573
Sypris Electronics – transferred point in time	3,195	2,842
Sypris Electronics – transferred over time	10,204	13,093
Net revenue	$25,811	$29,508

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheets. The balance of contract assets as of April 5, 2026 and December 31, 2025 were $3,701,000 and $3,798,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. As of April 5, 2026, the contract liabilities balance was $45,085,000, of which $42,850,000 was included within accrued liabilities and $2,235,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2025, the contract liabilities balance was $44,242,000, of which $42,256,000 was included within accrued liabilities and $1,986,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The change in contract liabilities in the first quarter of 2026 is a result of additional milestone payments partially offset by shipments for Sypris Electronics during the period. The Company recognized revenue from the amortization of contract liabilities of $7,143,000 and $9,721,000 during the three months ended April 5, 2026 and March 30, 2025, respectively.

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

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended April 5, 2026 and March 30, 2025, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended
	April 5,	March 30,
	2026	2025
	(Unaudited)
Loss attributable to stockholders:
Net loss as reported	$(4,126)	$(899)
Less distributed and undistributed earnings allocable to restricted awarded holders	0	0
Net loss allocable to common stockholders	$(4,126)	$(899)
Loss per common share attributable to stockholders:
Basic	$(0.18)	$(0.04)
Diluted	$(0.18)	$(0.04)
Weighted average shares outstanding – basic	22,329	22,140
Weighted average additional shares assuming conversion of potential common shares	0	0
Weighted average shares outstanding – diluted	22,329	22,140

(7)	Accounts Receivable

Accounts receivable consists of the following (in thousands):

	April 5,	December 31,
	2026	2025
	(Unaudited)
Commercial	$9,557	$9,884
Allowance for credit losses	(38)	(38)
Accounts receivable, net	$9,519	$9,846

(8)	Inventory

Inventory consists of the following (in thousands):

	April 5,	December 31,
	2026	2025
	(Unaudited)
Raw materials	$46,549	$46,347
Work in process	6,512	7,442
Finished goods	2,152	1,839
Reserve for excess and obsolete inventory	(2,691)	(3,165)
Inventory, net	$52,522	$52,463

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	April 5,	December 31,
	2026	2025
	(Unaudited)
Buildings and building improvements	$6,675	$6,498
Machinery, equipment, furniture and fixtures	71,959	71,999
Construction in progress	538	460
	79,172	78,957
Accumulated depreciation	(63,606)	(62,953)
Property, plant and equipment, net	$15,566	$16,004

(10)	Debt

Long-term obligations consists of the following (in thousands):

	April 5,	December 31,
	2026	2025
	(Unaudited)
Current:
Finance lease obligation, current portion	$606	$622
Equipment financing obligations, current portion	513	526
Working capital line of credit	500	500
Loan payable, current portion	195	0
Note payable – related party, current portion	2,000	0
Current portion of long-term debt and finance lease obligations	$3,814	$1,648

Long Term:
Finance lease obligation	$3,926	$4,021
Equipment financing obligations	782	846
Loan payable, net of current portion	889	0
Note payable – related party	10,000	12,000
Less unamortized debt issuance and modification costs	(8)	(7)
Long-term debt and finance lease obligations, net of unamortized debt costs	$15,589	$16,860

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $12,000,000 in principal as of April 5, 2026 and December 31, 2025 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

During the first quarter of 2025, the Company and GFCM amended the Note to, among other things: (i) increase the principal amount by $3,000,000 to $12,000,000, (ii) extend the maturity dates for $2,000,000 of the obligation to April 1, 2026, $2,000,000 to April 1, 2027, $5,000,000 on April 1, 2028, and the balance of $3,000,000 due on April 1, 2029, and (iii) allow for the deferral of payment for up to 100% of the interest due on the Note to April 1, 2026. During the first quarter of 2026, the Company further amended the Note to extend the maturity dates on all tranches by one year and allow for the continued deferral of payment for up to 100% of the interest due on the Note to April 1, 2027. This additional $3,000,000 loaned to the Company during 2025 and the modification during the first quarter of 2026 was approved by the Audit Committee and provided the Company necessary liquidity.

As of April 5, 2026, our principal commitment under the Note was $2,000,000 due on April 1, 2027, $2,000,000 on April 1, 2028, $5,000,000 on April 1, 2029 and the balance of $3,000,000 due on April 1, 2030. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly, which was 9.25% as of April 5, 2026. The Note allows for a deferral of payment for up to 100% of the interest due on the Note to April 1, 2027. The total amount of interest on the Note deferred as of April 5, 2026 and December 31, 2025 was $2,044,000 and $1,709,000, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

Obligations under the Note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Loan Payable

On February 11, 2026, the Company, through its Mexican operations, entered into an unsecured loan agreement with Banco del Bajio (the “Mexico Bajio Loan”) in the amount of approximately $1,159,000 ($20,000,000 MXP) to fund working capital needs. The loan is to be paid in monthly installments over a five-year period and bears a fixed interest rate of 10.5% per annum. The balance of the Mexico Bajio Loan as of April 5, 2026, was $1,084,000.

Finance Lease Obligations

During the year ended December 31, 2025, the Company entered into a five-year extension of its land and building in Toluca, Mexico and reassessed its expectations to exercise one additional extension. As a result, the Company recognized an increase in the operating right-of-use assets and operating lease liabilities of $2,486,000 and an increase of its finance lease of $3,645,000.

As of April 5, 2026, the Company had $4,532,000 outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2036 and a weighted average interest rate of 13.2%.

Equipment Financing Obligations

As of April 5, 2026, the Company had $1,295,000 outstanding under equipment financing facilities, with a weighted average interest rate of 7.1% and payments due through 2031. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$589
12 to 24 months	489
24 to 36 months	164
36 to 48 months	122
48 to 60 months	80
Thereafter	0
Total payments	1,444
Less imputed interest	(149)
Total equipment financing obligations	$1,295

(11)	Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended
	April 5,	March 30,
	2026	2025
	(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$12,412	$13,573
Sypris Electronics	13,399	15,935
Total net revenue	$25,811	$29,508

Gross profit (loss):
Sypris Technologies	$1,419	$2,107
Sypris Electronics	(598)	1,258
Total gross profit	$821	$3,366

Operating income (loss):
Sypris Technologies	$38	$726
Sypris Electronics	(1,609)	185
General, corporate and other	(2,031)	(1,041)
Total operating loss	$(3,602)	$(130)

Interest expense, net:
Sypris Technologies	$179	$49
Sypris Electronics	49	42
General, corporate and other	302	211
Total interest expense	$530	$302

(Loss) income before taxes:
Sypris Technologies	$(200)	$579
Sypris Electronics	(1,658)	151
General, corporate and other	(2,414)	(1,327)
Total loss before taxes	$(4,272)	$(597)

Depreciation and amortization:
Sypris Technologies	$522	$456
Sypris Electronics	235	243
General, corporate and other	3	0
Total depreciation and amortization	$760	$699

	April 5,	December 31,
	2026	2025
	(Unaudited)
Total assets:
Sypris Technologies	$38,035	$37,095
Sypris Electronics	61,056	63,469
General, corporate and other	6,150	7,247
Total assets	$105,241	$107,811

Total liabilities:
Sypris Technologies	$21,925	$20,214
Sypris Electronics	52,334	52,139
General, corporate and other	17,142	17,668
Total liabilities	$91,401	$90,021

(12)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of April 5, 2026 and December 31, 2025 was $717,000 and $738,000, respectively. The Company’s warranty expense for the three months ended April 5, 2026 and March 30, 2025 was not material.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and is under development by the purchaser. As of April 5, 2026 and December 31, 2025, no amounts were accrued for any environmental matters.

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to purchase inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $22,005,000 as of April 5, 2026, of which $21,252,000 is for purchases to be made in 2026, and the balance in 2027.

(13)	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company’s effective tax rate varies from period to period due to the proportion of foreign and domestic pre-tax income expected to be generated by the Company. The Company provides for income taxes for its domestic operations at a statutory rate of 21% in 2026 and 2025 and for its foreign operations at a statutory rate of 30% in 2026 and 2025. Reconciling items between the federal statutory rate and the effective tax rate also include state income taxes, valuation allowances and certain other permanent differences.

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

To the Company’s knowledge, Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”), is not currently examining the Company’s Mexican income tax returns for 2021 through 2025, for which the statute has yet to expire. In addition, open tax years related to state and other foreign jurisdictions remain subject to examination.

(14)	Employee Benefit Plans

The following table details the components of pension (income) expense (in thousands):

	Three Months Ended
	April 5,	March 30,
	2026	2025
	(Unaudited)
Interest cost on projected benefit obligation	$267	$274
Net amortizations of actuarial loss	91	110
Expected return on plan assets	(210)	(179)
Net periodic benefit cost	$148	$205

The net periodic benefit cost of the defined benefit pension plans incurred during the three-month periods ended April 5, 2026 and March 30, 2025 is included in other expense, net in the accompanying consolidated statements of operations.

(15)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	April 5,	December 31,
	2026	2025
	(Unaudited)
Foreign currency translation adjustments	$(8,688)	$(8,657)
Employee benefit related adjustments – U.S., net of tax	$(6,747)	$(6,747)
Employee benefit related adjustments – Mexico, net of tax	(82)	(82)
Accumulated other comprehensive loss	$(15,517)	$(15,486)

(16)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding as of April 5, 2026 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

Sypris Technologies Outlook

The North American Class 8 commercial vehicle market experienced a downturn in 2025, in addition to the automotive and sport utility vehicle markets also served by Sypris Technologies. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. During 2025, production of Class 8 trucks in North America decreased 24% from 2024. According to industry publications, the outlook for 2026 and 2027 is forecasting a slight increase in production over 2025, before increasing 25% in 2028. We believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as the demand cycles for our products in these markets differs from the Class 8 commercial vehicle market, thereby reducing volatility in our revenue profile.

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

The electronic circuit card assembly industry is highly competitive, and demand can be volatile from period to period. Increasing demand for advanced technologies, supply chain diversification, and continued strong government defense spending along with geopolitical factors, including ongoing U.S.-China trade tensions and regulatory shifts, are prompting companies to adopt supply chain resilience strategies, such as "friendshoring", nearshoring and onshoring that benefit domestic suppliers. Additionally, OEMs are expected to continue the trend of outsourcing lower-level electronic assemblies, while focusing on their core competencies of design and system integration. However, challenges such as labor cost fluctuations, raw material constraints, and evolving trade policies may impact operational efficiency and cost structures. Overall, the sector is positioned for growth, with companies focusing on technological innovation, strategic partnerships, and supply chain optimization to maintain competitiveness in a rapidly evolving defense and aerospace market. During 2024, 2025 and the first quarter of 2026, we announced new program awards and releases for Sypris Electronics, with certain programs continuing into 2028. In addition to contract awards from Department of War (“DoW”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts for manufacturing services to the communication and navigation markets, which require our advanced capabilities for delivering products for complex, high cost of failure platforms.

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

The National Defense Authorization Act (NDAA) for FY2026 was signed into law on December 18, 2025. This legislation authorizes $901 billion for defense spending. On February 3, 2026, the Consolidated Appropriations Act of 2026 was passed, which further extended government funding through September 30, 2026. This legislation provides $839.2 billion in funding for the DoW representing an $8.4 billion increase over the topline in the President’s DoW Budget Request. The One Big Beautiful Bill Act (the Tax Act) was signed by the President on July 4, 2025. The bill provides more than $150 billion in mandatory funding for the DoW available until September 30, 2029.

On April 3, 2026, the Administration released the FY 2027 Defense topline request. The FY 2027 proposal seeks a historic $1.5 trillion defense budget, driven by a large discretionary base request and an additional $350 billion of mandatory funding through reconciliation. The approach is reliant upon Congress to pass a second reconciliation bill. We will continue to monitor the FY 2027 budget cycle as additional information is released.

Despite the Administration indicating their desire for a significant increase in defense spending in FY 2027, we anticipate the federal budget, additional potential tax law changes, and regulatory environment will continue to be subject to debate and compromise shaped by, among other things, the Administration and Congress, heightened political tensions, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs. Additionally, the Administration continues to take steps to evaluate government-wide and defense-specific staffing and procurement, which includes assessing mission priorities, procurement methods, program performance, and other factors and then potentially taking action based on those assessments. Those actions remain uncertain and could result in impacts to both our current and future business prospects and financial performance. The impact on demand for our products and services and our business are difficult to predict.

See also the discussion of Congressional budgetary constraints or reallocations risks within “Item 1A, Risk Factors” included in our 2025 Form 10-K.

Results of Operations

The table below compares our segment and consolidated results for the first quarter of 2026 to the first quarter of 2025. It presents the results for each period, the change in those results from 2025 to 2026 in both dollars and as a percentage, as well as the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended April 5, 2026 Compared to Three Months Ended March 30, 2025

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	April 5,	March 30,	Favorable	Favorable	April 5,	March 30,
	2026	2025	(Unfavorable)	(Unfavorable)	2026	2025

	(in thousands, except percentage data)

Net revenue:
Sypris Technologies	$12,412	$13,573	$(1,161)	(8.6)%	48.1%	46.0%
Sypris Electronics	13,399	15,935	(2,536)	(15.9)	51.9	54.0
Total	25,811	29,508	(3,697)	(12.5)	100.0	100.0

Cost of sales:
Sypris Technologies	10,993	11,466	473	4.1	88.6	84.5
Sypris Electronics	13,997	14,676	679	4.6	104.5	92.1
Total	24,990	26,142	1,152	4.4	96.8	88.6

Gross profit (loss):
Sypris Technologies	1,419	2,107	(688)	(32.7)	11.4	15.5
Sypris Electronics	(598)	1,259	(1,857)	NM	(4.5)	7.9
Total	821	3,366	(2,545)	(75.6)	3.20	11.40

Selling, general and administrative	4,423	3,496	(927)	(26.5)	17.1	11.8
Operating loss	(3,602)	(130)	(3,472)	(2,670.8)	(14.0)	(0.4)

Interest expense, net	530	302	(228)	(75.5)	2.1	1.0
Other expense, net	140	165	25	15.2	0.5	0.6

Loss before taxes	(4,272)	(597)	(3,675)	(615.6)	(16.6)	(2.0)
Income tax (benefit) expense, net	(146)	302	448	NM	(0.6)	1.0

Net loss	$(4,126)	$(899)	$(3,227)	(359.0)%	(16.0)%	(3.0)

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies decreased 8.6%, or $1.2 million, for the first quarter of 2026 compared to the first quarter of 2025, primarily due to the cyclical decline in the commercial vehicle market partially offset by a $1.8 million increase in energy product sales within the quarter.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics decreased $2.5 million to $13.4 million in the first quarter of 2026 compared to $15.9 million in the first quarter of 2025. The net revenue decrease for the period was primarily attributable to material availability in addition to customer design changes on certain new programs, which pushed out delivery dates.

Gross Profit. Sypris Technologies’ gross profit decreased $0.7 million to $1.4 million in the first quarter of 2026 as compared to the first quarter of 2025 as a result of lower volumes in the commercial vehicle market and the related loss of fixed overhead absorption and an unfavorable foreign exchange rate for our Mexican subsidiary. This was partially offset by a favorable mix of higher margin energy product sales. Gross margin for the first quarter of 2026 was 11.4% as compared to 15.5% in the first quarter of 2025.

Sypris Electronics’ gross profit decreased $1.9 million to a loss of $0.6 million in the first quarter of 2026 as compared to gross profit of $1.3 million for the first quarter of 2025. The decrease in gross profit was primarily a result of lower volumes and higher scrap incurred during the period, which included expired material resulting from program delays. Additionally, delays of certain customer deliveries has limited our ability to ramp up production to the levels anticipated and resulted in increased costs and decreased operational efficiency. Furthermore, the prior period results included additional gross profit of $0.3 million for a request for equitable adjustment (“REA”) approved during the during the first quarter of 2025 to offset certain additional costs for scope modifications on a new contract during 2024. While the order backlog for Sypris Electronics supports a stable revenue rate during the balance of 2026, material availability challenges are expected to continue. Gross margin for the first quarter of 2026 was (4.5)% as compared to 7.9% in the first quarter of 2025. Gross margins are forecasted to improve as production volumes increase throughout the remainder of 2026.

Selling, General and Administrative. Selling, general and administrative expense increased $0.9 million to $4.4 million in the first quarter of 2026 as compared to $3.5 million for the same period in 2025 primarily as a result of higher medical claims experience during the current period. The Company experienced an increase in the number of high-cost medical claims during the first quarter of 2026 as compared to a favorable experience in the prior year. The Company is self-insured for medical claims with stop loss coverage for claims over $0.3 million. Selling, general and administrative expense increased as a percentage of revenue to 17.1% for the first quarter of 2026 from 11.8% in the prior year comparable period.

Income Taxes. The Company’s income tax expense for the three months ended April 5, 2026 and March 30, 2025 consists primarily of currently payable state and local income taxes on domestic operations and foreign income taxes of its Mexican subsidiary.

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

Liquidity and Capital Resources

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of April 5, 2026, a net loss for the quarter ended April 5, 2026 and the year ended December 31, 2025, as well as negative cash flow from operating activities for the quarter ended April 5, 2026 and the year ended December 31, 2025. The Company’s net inventory increased significantly in 2023, primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash. Additionally, the Company experienced a significant drop in volumes within the Sypris Technologies business attributable to the cyclical decline in the commercial vehicle market in 2025 and into 2026, which led to a corresponding decrease in gross profit. As a result, the Company experienced a liquidity shortfall beginning in the fourth quarter of 2023 and at various times during 2024, 2025 and into 2026. The shipment delays within Sypris Electronics also contributed to an increase in trade payable balances with certain suppliers during 2023 and 2024. The Company successfully negotiated amended payment and other terms on the past due balances with certain suppliers and is continuing to work with suppliers to improve terms and maintain consistency in its supply chain relationships.

The Company received the benefit of additional loans of $3.0 million during the year ended December 31, 2025 from Gill Family Capital Management, Inc. (“GFCM”) to help the Company manage its liquidity. This additional $3 million loaned to the Company by GFCM in 2025 was approved by the Audit Committee and provided the Company necessary liquidity. Additionally, during the first quarter of 2026, the Company and GFCM amended the Note to extend the maturity dates for $2.0 million of the obligation to April 1, 2027, $2.0 million to April 1, 2028, $5.0 million to April 1, 2029 and $3.0 million to April 1, 2030 (see Note 10 to the consolidated financial statements in this Quarterly Report on Form 10-Q).

Additionally, during the first quarter of 2026, the Company, through its Mexican operations, entered into an unsecured loan agreement with Banco del Bajio (the “Mexico Bajio Loan”) in the amount of approximately $1.2 million to fund working capital needs (see Note 10 to the consolidated financial statements in this Quarterly Report on Form 10-Q).

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

Cash Balance. As of April 5, 2026, we had approximately $4.8 million of cash and cash equivalents, of which $1.2 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as capital expenditures, for at least the next twelve months. Significant changes from our current forecasts, including, but not limited to: (i) meaningful shortfalls in our projected revenues, (ii) unexpected costs or expenses, and/or (iii) operating difficulties which cause unexpected delays in scheduled shipments, could require us to seek additional funding or force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. Additional financing may not be available to us.

Material Cash Requirements

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $12.0 million in principal as of April 5, 2026 and December 31, 2025 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

As of April 5, 2026, our principal commitment under the Note was $12.0 million, with $2.0 million due on April 1, 2027, $2.0 million on April 1, 2028, $5.0 million due on April 1, 2029 and the balance of $3.0 million due on April 1, 2030. The Note allows for a deferral of payment for up to 100% of the interest due on the Note to April 1, 2027. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly, unless the deferral option is elected.

Loan Agreement. On February 11, 2026, the Company, through its Mexican operations, entered into Mexico Bajio Loan in the amount of approximately $1.2 million to fund working capital needs. The loan is to be paid in monthly installments over a five-year period and bears a fixed interest rate of 10.5% per annum. The balance of the loan as of April 5, 2026, was $1.1 million.

Finance Lease Obligations. As of April 5, 2026, the Company had $4.5 million outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2036 and a weighted average interest rate of 13.2%.

Equipment Financing Obligations. As of April 5, 2026, the Company had $1.3 million outstanding under equipment financing facilities, with payments due through 2031, and a weighted average interest rate of 7.1%.

Purchase Commitments. We had purchase commitments totaling approximately $22.0 million as of April 5, 2026, primarily for inventory and manufacturing equipment.

Cash Flows

Operating Activities. Net cash used in operating activities was $2.3 million in the first quarter of 2026, as compared to $5.5 million in the same period of 2025. The aggregate decrease in accounts receivable in 2026 resulted in cash provided of $0.3 million primarily as a result of the timing of receipts. The increase in inventory in 2026 was primarily as a result of increased inventory within Sypris Technologies to support higher volumes expected in the second half of 2026 and resulted in use of cash of $0.4 million. Accrued and other liabilities increased during the period and provided $0.9 million in the first quarter as a result of prepayments from customers with Sypris Electronics to fund inventory purchases, which was recorded as contract liabilities. Accounts payable decreased during the first quarter of 2026 as a result of timing of payments to our suppliers, resulting in a use of cash of $0.3 million.

Investing Activities. Net cash used in investing activities was comprised of capital expenditures of $0.2 million for the first quarter of 2026 as compared to a negligible amount for the first quarter of 2025.

Financing Activities. Net cash provided by financing activities was $0.7 million for the first quarter of 2026 and was comprised of proceeds from the Mexico Bajio Loan of $1.1 million, partially offset by capital lease, equipment financing obligation and debt payments of $0.4 million and $0.1 million for minimum statutory tax withholdings on stock-based compensation. Net cash provided by financing activities was $2.5 million for the first quarter of 2025 and was comprised of proceeds from the Note of $3.0 million, partially offset by capital lease and equipment financing obligation payments of $0.5 million.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no significant changes in our critical accounting policies during the three months ended April 5, 2026.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements.  Many of these factors are identified in connection with the more specific descriptions contained throughout this report.  Other factors which could also materially affect such future results currently include: the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; the termination or non-renewal of existing contracts by customers; our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; volatility of our customers’ forecasts and our contractual obligations to meet current scheduling demands and production levels, which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation, as well as the impact of proposed or imposed tariffs by the U.S. government on imports to the U.S. and/or the imposition of retaliatory tariffs by foreign countries; our reliance on a few key customers, third party vendors and sub-suppliers; significant delays or reductions due to a prolonged continuing resolution or U.S. government shutdown reducing the spending on products and services that Sypris Electronics provides; risks of foreign operations, including foreign currency exchange rate risk exposure, which could impact our operating results; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; our ability to maintain compliance with the Nasdaq listing standards, including without limitation minimum closing bid price and stockholders’ equity; our failure to successfully win new business or develop new or improved products or new markets for our products; war, geopolitical conflict, terrorism, or political uncertainty, or disruptions resulting from military hostilities between Russia and Ukraine, Israel and Hamas, and the U.S., Israel and Iran, or other tensions in the Middle East, including arising out of international sanctions, foreign currency fluctuations and other economic impacts; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; the costs and supply of insurance on acceptable terms and with adequate coverage; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; the costs of compliance with our auditing, regulatory or contractual obligations; pension valuation, health care or other benefit costs; dependence on, retention or recruitment of key employees and highly skilled personnel and distribution of our human capital; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; labor relations; strikes; union negotiations; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, premises liability, personal injury, product liability, warranty or environmental claims; failure to adequately insure or to identify product liability, environmental or other insurable risks; costs associated with environmental or other claims relating to properties previously owned; our inability to patent or otherwise protect our inventions or other intellectual property rights from potential competitors or fully exploit such rights which could materially affect our ability to compete in our chosen markets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; cybersecurity threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; risks related to owning our common stock, including increased volatility; possible public policy response to a public health emergency, including U.S. or foreign government legislation or restrictions that may impact our operations or supply chain; or unknown risks and uncertainties. and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Information regarding risk factors appears in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, and in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes during the fiscal quarter from the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the shares of common stock that were repurchased by the Company – all from its current employees for withholding tax purposes – during the first quarter ended April 5, 2026:

			Total Number of	Maximum
	Total	Average	Shares Purchased	Dollar Value of Shares
	Number	Price	as a Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased (a)	Share	Plans or Programs	Plans or Programs
1/1/2026 – 2/1/2026	—	$—	—	$—
2/2/2026 – 3/1/2026	—	$—	—	$—
3/2/2026 – 4/5/2026	38,470	$2.93	—	$—

(a)

The total number of shares purchased includes shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock. Common shares withheld to satisfy tax withholding obligations were immediately cancelled.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended April 5, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	May 19, 2026	By:	/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President & Chief Executive Officer
(Principal Executive Officer)

Date:	May 19, 2026	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Vice President, Chief Accounting Officer and Controller (Principal Financial Officer and Principal Accounting Officer)