Form 10-Q
period 2026-07-05
SYPRIS SOLUTIONS INC
filed 2026-08-18
CIK 864240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended July 5, 2026

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

As of August 5, 2026, the Registrant had 23,026,433 shares of common stock outstanding.

Part I.   Financial Information

Item 1.   Financial Statements

Sypris Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)

Net revenue	$30,341	$31,426	$56,152	$60,934
Cost of sales	28,360	28,842	53,350	54,984
Gross profit	1,981	2,584	2,802	5,950
Selling, general and administrative	4,437	4,025	8,860	7,521
Operating loss	(2,456)	(1,441)	(6,058)	(1,571)

Interest expense, net	502	381	1,032	683
Other expense, net	192	224	332	389
Loss before taxes	(3,150)	(2,046)	(7,422)	(2,643)
Income tax (benefit) expense, net	(37)	5	(183)	307
Net loss	$(3,113)	$(2,051)	$(7,239)	$(2,950)

Loss per share:
Basic	$(0.14)	$(0.09)	$(0.32)	$(0.13)
Diluted	$(0.14)	$(0.09)	$(0.32)	$(0.13)

Weighted average shares outstanding:
Basic	22,421	22,285	22,374	22,214
Diluted	22,421	22,285	22,374	22,214

Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)

Net loss	$(3,113)	$(2,051)	$(7,239)	$(2,950)

Other comprehensive income
Foreign currency translation adjustments	701	1,591	670	1,585

Comprehensive loss	$(2,412)	$(460)	$(6,569)	$(1,365)

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	July 5,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,882	$6,770
Accounts receivable, net	10,499	9,846
Inventory, net	50,515	52,463
Other current assets	11,098	10,808
Total current assets	77,994	79,887

Property, plant and equipment, net	15,499	16,004
Operating lease right-of-use assets	6,988	7,333
Other assets	4,731	4,587
Total assets	$105,212	$107,811
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,440	$10,270
Accrued liabilities	44,530	49,428
Operating lease liabilities, current portion	1,310	1,019
Finance lease obligations, current portion	495	622
Equipment financing obligations, current portion	492	526
Working capital line of credit	500	500
Loan payable, current portion	153	0
Note payable – related party, current portion	2,000	0
Total current liabilities	61,920	62,365

Operating lease liabilities, net of current portion	6,160	6,673
Finance lease obligations, net of current portion	3,827	4,021
Equipment financing obligations, net of current portion	665	846
Loan payable, net of current portion	916	0
Note payable – related party, net of current portion	9,993	11,993
Other liabilities	10,007	4,123
Total liabilities	93,488	90,021

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 975,150 shares authorized; no shares issued	0	0
Series A preferred stock, par value $0.01 per share, 24,850 shares authorized; no shares issued	0	0
Common stock, non-voting, par value $0.01 per share, 10,000,000 shares authorized; no shares issued	0	0
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 23,047,946 shares issued and 23,026,433 outstanding in 2026 and 23,051,483 shares issued and 23,029,970 outstanding in 2025	230	230
Additional paid-in capital	158,499	157,996
Accumulated deficit	(132,189)	(124,950)
Accumulated other comprehensive loss	(14,816)	(15,486)
Treasury stock, 21,513 shares in 2026 and 2025	0	0
Total stockholders’ equity	11,724	17,790
Total liabilities and stockholders’ equity	$105,212	$107,811

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended
	July 5,	June 29,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,239)	$(2,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,513	1,407
Deferred income taxes	0	129
Stock-based compensation expense	657	565
Deferred loan costs recognized	2	3
Provision for excess and obsolete inventory	1,080	105
Non-cash lease expense	346	483
Other noncash items	153	266
Contributions to pension plans	(145)	(169)
Changes in operating assets and liabilities:
Accounts receivable	(654)	114
Inventory	946	8,187
Other current assets	(481)	1,815
Accounts payable	2,162	(2,636)
Accrued and other liabilities	1,184	(11,754)
Net cash used in operating activities	(476)	(4,435)

Cash flows from investing activities:
Capital expenditures	(575)	(161)
Net cash used in investing activities	(575)	(161)

Cash flows from financing activities:
Proceeds from loan payable	1,159	0
Proceeds from Note payable – related party	0	3,000
Principal payments on loan payable	(91)	0
Principal payments on finance lease obligations	(356)	(737)
Principal payments on equipment financing obligations	(274)	(266)
Indirect repurchase of shares for minimum statutory tax withholdings	(154)	(102)
Net cash provided by financing activities	284	1,895
Effect of exchange rate changes on cash balances	(121)	(622)
Net decrease in cash and cash equivalents	(888)	(3,323)
Cash and cash equivalents at beginning of period	6,770	9,675
Cash and cash equivalents at end of period	$5,882	$6,352

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Capital expenditures purchased through finance lease obligations	$51	$266

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Consolidated Statements of Stockholders’ equity

(in thousands)

	Three Months Ended July 5, 2026
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

April 5, 2026 balance	22,991,500	$230	$158,203	$(129,076)	$(15,517)	$0

Net loss	0	0	0	(3,113)	0	0
Foreign currency translation adjustment	0	0	0	0	701	0
Exercise of stock options	34,933	0	(41)	0	0	0
Noncash compensation	0	0	337	0	0	0
Treasury stock	0	0	0	0	0	0

July 5, 2026 balance	23,026,433	$230	$158,499	$(132,189)	$(14,816)	$0

	Three Months Ended June 29, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

March 30, 2025 balance	23,042,510	$230	$157,281	$(119,511)	$(19,023)	$0

Net loss	0	0	0	(2,051)	0	0
Foreign currency translation adjustment	0	0	0	0	1,591	0
Exercise of stock options	49,506	1	(1)	0	0	0
Noncash compensation	0	0	264	0	0	0
Treasury stock	(62,046)	(1)	(101)	0	0	0

June 29, 2025 balance	23,029,970	$230	$157,443	$(121,562)	$(17,432)	$0

	Six Months Ended July 5, 2026
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2026 balance	23,029,970	$230	$157,996	$(124,950)	$(15,486)	$0

Net loss	0	0	0	(7,239)	0	0
Foreign currency translation adjustment	0	0	0	0	670	0
Exercise of stock options	34,933	0	(41)	0	0	0
Noncash compensation	0	0	657	0	0	0
Treasury stock	(38,470)	0	(113)	0	0	0

July 5, 2026 balance	23,026,433	$230	$158,499	$(132,189)	$(14,816)	$0

	Six Months Ended June 29, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock

January 1, 2025 balance	23,020,010	$230	$156,980	$(118,612)	$(19,017)	$0

Net loss	0	0	0	(2,950)	0	0
Foreign currency translation adjustment	0	0	0	0	1,585	0
Exercise of stock options	72,006	1	(1)	0	0	0
Noncash compensation	0	0	565	0	0	0
Treasury stock	(62,046)	(1)	(101)	0	0	0

June 29, 2025 balance	23,029,970	$230	$157,443	$(121,562)	$(17,432)	$0

The accompanying notes are an integral part of the consolidated financial statements.

Sypris Solutions, Inc.

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations, financial position and cash flows for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in our consolidated financial statements. Actual results could differ from these estimates. Actual results for the three and six months ended July 5, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2025 as presented in the Company’s Annual Report on Form 10-K.

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

These operating leases are included in “Operating lease right-of-use assets” on the Company’s consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As of July 5, 2026, total right-of-use assets and operating lease liabilities were approximately $6,988,000 and $7,470,000, respectively. As of December 31, 2025, total right-of-use assets and operating lease liabilities were approximately $7,333,000 and $7,692,000, respectively.

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

The Company has entered into various short-term operating leases, primarily for office equipment with an initial term of twelve months or less. Lease payments associated with short-term leases are expensed as incurred and are not recorded on the Company’s balance sheet. The related lease expense for short-term leases was not material for the three and six months ended July 5, 2026 and June 29, 2025.

The following table presents information related to lease expense for the three and six months ended July 5, 2026 and June 29, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Finance lease expense:
Amortization expense	$136	$168	$277	$359
Interest expense	147	38	298	84
Operating lease expense	451	336	892	651
Variable lease expense	61	64	132	152
Total lease expense	$795	$606	$1,599	$1,246

The following table presents supplemental cash flow information related to leases (in thousands):

	Six Months Ended
	July 5,	June 29,
	2026	2025
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$977	$844
Operating cash flows from finance leases	298	84
Financing cash flows from finance leases	356	737

The annual future minimum lease payments as of July 5, 2026 are as follows (in thousands):

	Operating	Finance
	Leases	Leases
Next 12 months	$1,851	$1,045
12 to 24 months	1,454	920
24 to 36 months	1,048	793
36 to 48 months	1,064	776
48 to 60 months	1,080	695
Thereafter	8,797	3,242
Total lease payments	15,294	7,471

Less imputed interest	(7,824)	(3,149)
Total	$7,470	$4,322

The following table presents certain information related to lease terms and discount rates for leases as of July 5, 2026 and December 31, 2025:

	July 5,	December 31,
	2026	2025
	(Unaudited)
Weighted-average remaining lease term (years):
Operating leases	10.9	11.0
Finance leases	8.5	8.5

Weighted-average discount rate (percentage):
Operating leases	12.1	11.9
Finance leases	13.3	13.1

(5)	Revenue from Contracts with Customers

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

Some of Sypris Electronics’ contractual arrangements with customers are for one year or less. For the remaining population of contracts greater than one year we had $69,668,000 of remaining performance obligations as of July 5, 2026, all of which were long-term Sypris Electronics’ contracts. We expect to recognize approximately 42% of our remaining performance obligations as revenue in 2026, 50% in 2027 and the balance in 2028. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognized may differ from these estimates due to contract modifications, program schedule changes and material availability delays.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended July 5, 2026 and June 29, 2025:

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Sypris Technologies – transferred point in time	$14,882	$14,097	$27,294	$27,670
Sypris Electronics – transferred point in time	3,258	2,745	6,453	5,586
Sypris Electronics – transferred over time	12,201	14,584	22,405	27,678
Net revenue	$30,341	$31,426	$56,152	$60,934

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts where revenue is recognized over time and revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to conditions other than the passage of time. Contract assets are generally classified as current assets in the consolidated balance sheet. The balance of contract assets as of July 5, 2026 and December 31, 2025 were $3,867,000 and $3,798,000, respectively, and are included within other current assets in the accompanying consolidated balance sheets.

Contract liabilities – Some of the Company’s contracts within Sypris Electronics are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring prior to revenue recognition resulting in contract liabilities. Additionally, the Company occasionally receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. As of July 5, 2026, the contract liabilities balance was $44,353,000, of which $36,813,000, was included within accrued liabilities and $7,540,000 was included within other liabilities in the accompanying consolidated balance sheets. As of December 31, 2025, the contract liabilities balance was $44,242,000, of which $42,256,000 was included within accrued liabilities and $1,986,000 was included within other liabilities in the accompanying consolidated balance sheets. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.

The change in contract liabilities in the first six months of 2026 is a result of additional milestone payments partially offset by shipments for Sypris Electronics during the period. The Company recognized revenue from contract liabilities of $8,221,000 and $14,763,000 during the three and six months ended July 5, 2026, respectively. The Company recognized revenue from contract liabilities of $9,490,000 and $19,148,000 during the three and six months ended June 29, 2025, respectively.

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

The Company computes earnings (loss) per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted earnings per share excludes the impact of common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended July 5, 2026, and June 29, 2025, diluted weighted average common shares do not include the impact of any outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the calculation of basic and diluted loss per common share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
(Loss) attributable to stockholders:
Net (loss) as reported	$(3,113)	$(2,051)	$(7,239)	$(2,950)
Less distributed and undistributed earnings allocable to restricted award holders	0	0	0	0
Less dividends declared attributable to restricted award holders	0	0	0	0
Net (loss) allocable to common stockholders	$(3,113)	$(2,051)	$(7,239)	$(2,950)

(Loss) per common share attributable to stockholders:
Basic	$(0.14)	$(0.09)	$(0.32)	$(0.13)
Diluted	$(0.14)	$(0.09)	$(0.32)	$(0.13)

Weighted average shares outstanding – basic	22,421	22,285	22,374	22,214
Weighted average additional shares assuming conversion of potential common shares	0	0	0	0
Weighted average shares outstanding – diluted	22,421	22,285	22,374	22,214

(7)	Accounts Receivable

Accounts receivable consists of the following (in thousands):

	July 5,	December 31,
	2026	2025
	(Unaudited)
Commercial	$10,536	$9,884
Allowance for credit losses	(37)	(38)
Accounts receivable, net	$10,499	$9,846

(8)	Inventory

Inventory consists of the following (in thousands):

	July 5,	December 31,
	2026	2025
	(Unaudited)
Raw materials	$44,462	$46,347
Work in process	7,257	7,442
Finished goods	2,107	1,839
Reserve for excess and obsolete inventory	(3,311)	(3,165)
Total	$50,515	$52,463

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	July 5,	December 31,
	2026	2025
	(Unaudited)
Buildings and building improvements	$7,067	$6,498
Machinery, equipment, furniture and fixtures	73,076	71,999
Construction in progress	603	460
	80,746	78,957
Accumulated depreciation	(65,247)	(62,953)
	$15,499	$16,004

(10)	Debt

Debt outstanding consists of the following (in thousands):

	July 5,	December 31,
	2026	2025
	(Unaudited)
Current:
Finance lease obligation, current portion	$495	$622
Equipment financing obligations, current portion	492	526
Working capital line of credit	500	500
Loan payable, current portion	153	0
Note payable – related party, current portion	2,000	0
Current portion of long-term debt and finance lease obligations	$3,640	$1,648
Long Term:
Finance lease obligation	$3,827	$4,021
Equipment financing obligations	665	846
Loan payable, net of current portion	916	0
Note payable – related party	10,000	12,000
Less unamortized debt issuance and modification costs	(7)	(7)
Long-term debt and finance lease obligations net of unamortized debt costs	$15,401	$16,860

Note Payable – Related Party

The Company has received the benefit of cash infusions from Gill Family Capital Management, Inc. (“GFCM”) in the form of secured promissory note obligations totaling $12,000,000 in principal as of July 5, 2026 and December 31, 2025 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill, and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

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

As of July 5, 2026, our principal commitment under the Note was $2,000,000 due on April 1, 2027, $2,000,000 on April 1, 2028, $5,000,000 on April 1, 2029 and the balance of $3,000,000 due on April 1, 2030. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly, which was 8.77% as of July 5, 2026. The Note allows for a deferral of payment for up to 100% of the interest due on the Note to April 1, 2027. The total amount of interest on the Note deferred as of July 5, 2026 and December 31, 2025 was $2,355,000 and $1,709,000, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

Obligations under the Note are guaranteed by all of the subsidiaries and are secured by a first priority lien on substantially all assets of the Company, including those in Mexico.

Loan Payable

On February 11, 2026, the Company, through its Mexican operations, entered into an unsecured loan agreement with Banco del Bajio (the “Mexico Bajio Loan”) in the amount of approximately $1,159,000 ($20,000,000 MXP) to fund working capital needs. The loan is to be paid in monthly installments over a five-year period and bears a fixed interest rate of 10.5% per annum. The balance of the Mexico Bajio Loan as of July 5, 2026, was $1,069,000.

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

As of July 5, 2026, the Company had $4,322,000 outstanding under finance lease obligations for both property and machinery and equipment at its Sypris Technologies locations with maturities through 2036 and a weighted average interest rate of 13.3%.

Equipment Financing Obligations

As of July 5, 2026, the Company had $1,157,000 outstanding under equipment financing facilities, with a weighted average interest rate of 7.1% and payments due through 2031. Payments on the Company’s equipment financing obligations are due as follows (in thousands):

Next 12 months	$560
12 to 24 months	413
24 to 36 months	137
36 to 48 months	122
48 to 60 months	51
Thereafter	0
Total payments	1,283
Less imputed interest	(126)
Total equipment financing obligations	$1,157

(11)	Segment Data

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

The following table presents financial information for the reportable segments of the Company (in thousands):

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net revenue from unaffiliated customers:
Sypris Technologies	$14,882	$14,097	$27,294	$27,670
Sypris Electronics	15,459	17,329	28,858	33,264
Total net revenue	$30,341	$31,426	$56,152	$60,934

Gross profit (loss):
Sypris Technologies	$2,746	$2,143	$4,165	$4,250
Sypris Electronics	(765)	441	(1,363)	1,700
Total gross profit	$1,981	$2,584	$2,802	$5,950

Operating income (loss):
Sypris Technologies	$1,120	$490	$1,158	$1,216
Sypris Electronics	(1,921)	(652)	(3,530)	(467)
General, corporate and other	(1,655)	(1,279)	(3,686)	(2,320)
Total operating income (loss)	$(2,456)	$(1,441)	$(6,058)	$(1,571)

Interest expense, net:
Sypris Technologies	$186	$45	$365	$94
Sypris Electronics	19	49	68	91
General, corporate and other	297	287	599	498
Total interest expense	$502	$381	$1,032	$683

Other expense (income), net:
Sypris Technologies	$195	$224	$341	$403
Sypris Electronics	(3)	0	(3)	(8)
General, corporate and other	0	0	(6)	(6)
Total other expense, net	$192	$224	$332	$389

Income (loss) before taxes:
Sypris Technologies	$827	$309	$627	$888
Sypris Electronics	(1,937)	(702)	(3,595)	(551)
General, corporate and other	(2,040)	(1,653)	(4,454)	(2,980)
	$(3,150)	$(2,046)	$(7,422)	$(2,643)
Depreciation and amortization:
Sypris Technologies	$515	$471	$1,037	$927
Sypris Electronics	230	236	465	479
General, corporate and other	8	0	11	1
Total depreciation and amortization	$753	$708	$1,513	$1,407

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Capital expenditures:
Sypris Technologies	$324	$158	$369	$158
Sypris Electronics	21	0	21	0
General, corporate and other	0	0	185	3
Total capital expenditures	$345	$158	$575	$161

	July 5,	December 31,
	2026	2025
	(Unaudited)
Total assets:
Sypris Technologies	$38,631	$37,095
Sypris Electronics	59,060	63,469
General, corporate and other	7,521	7,247
Total assets	$105,212	$107,811

Total liabilities:
Sypris Technologies	$22,617	$20,214
Sypris Electronics	52,935	52,139
General, corporate and other	17,936	17,668
Total liabilities	$93,488	$90,021

(12)	Commitments and Contingencies

The provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company’s warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets as of July 5, 2026 and December 31, 2025 was $717,000 and $738,000, respectively. The Company’s warranty expense for the three and six months ended July 5, 2026 was $93,000 and $173,000, respectively. The Company’s warranty expense for the three and six months ended June 29, 2025 was $111,000 and $199,000, respectively.

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

The Company has various current and previously-owned facilities subject to a variety of environmental regulations. The Company has received certain indemnifications from either companies previously owning these facilities or from purchasers of those facilities. Additionally, certain property previously sold by the Company has been designated as a Brownfield Site and has been approved for development by the purchaser. As of July 5, 2026 and December 31, 2025, no amounts were accrued for any environmental matters.

In order to reduce manufacturing lead times, the Company enters into agreements with certain suppliers to purchase inventory based on the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $17,717,000 as of July 5, 2026, of which $14,508,000 is for purchases to be made in 2026, and the balance thereafter.

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

(14)	Employee Benefit Plans

Pension expense (benefit) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)

Interest cost on projected benefit obligation	$215	$260	$482	$534
Net amortizations, deferrals and other costs	79	73	170	183
Expected return on plan assets	(243)	(241)	(453)	(420)
Net periodic benefit cost	$51	$92	$199	$297

The net periodic benefit cost of the defined benefit pension plans incurred during the three and six month periods ended July 5, 2026 and June 29, 2025 is included in other expense, net in the accompanying consolidated statements of operations.

(15)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of employee benefit-related adjustments and foreign currency translation adjustments.

Accumulated other comprehensive loss consisted of the following (in thousands):

	July 5,	December 31,
	2026	2025
	(Unaudited)
Foreign currency translation adjustments	$(7,987)	$(8,657)
Employee benefit related adjustments – U.S., net of tax	(6,747)	(6,747)
Employee benefit related adjustments – Mexico, net of tax	(82)	(82)
Accumulated other comprehensive loss	$(14,816)	$(15,486)

(16)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt outstanding at July 5, 2026 approximates fair value, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments (Level 2).

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

Sypris Technologies Outlook

The North American Class 8 commercial vehicle market experienced a downturn in 2025, in addition to the automotive and sport utility vehicle markets also served by Sypris Technologies. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. During 2025, production of Class 8 trucks in North America decreased 24% from 2024. According to industry publications, the outlook for 2026 and 2027 is forecasting sequential increases of 9.1% and 9.7%, respectively. We believe that the market diversification Sypris Technologies has accomplished over recent years by adding new programs in the automotive, sport-utility and off-highway markets has benefited and will continue to benefit the Company as the demand cycles for our products in these markets differs from the Class 8 commercial vehicle market, thereby reducing volatility in our revenue profile.

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

We will continue to pursue new business in a wide variety of markets from light automotive to new pressure vessel and pipeline applications and artificial intelligence data center applications to achieve a more balanced portfolio across our customers, markets and products.

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

The electronic circuit card assembly industry is highly competitive, and demand can be volatile from period to period. Increasing demand for advanced technologies, supply chain diversification, and continued strong government defense spending along with geopolitical factors, including ongoing U.S.-China trade tensions and regulatory shifts, are prompting companies to adopt supply chain resilience strategies, such as "friendshoring", nearshoring and onshoring that benefit domestic suppliers. Additionally, OEMs are expected to continue the trend of outsourcing lower-level electronic assemblies, while focusing on their core competencies of design and system integration. However, challenges such as labor cost fluctuations, raw material constraints, and evolving trade policies may impact operational efficiency and cost structures. Overall, the sector is positioned for growth, with companies focusing on technological innovation, strategic partnerships, and supply chain optimization to maintain competitiveness in a rapidly evolving defense and aerospace market. During 2024, 2025 and the first six months of 2026, we announced new program awards and releases for Sypris Electronics, with certain programs continuing into 2028. In addition to contract awards from Department of War (“DoW”) prime contractors related to weapons systems, electronic warfare and infrared countermeasures in our traditional aerospace and defense markets, we have also been awarded subcontracts for manufacturing services to the communication and navigation and space markets, which require our advanced capabilities for delivering products for complex, high cost of failure platforms.

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

Results of Operations

The tables below compare our segment and consolidated results for the three and six month periods of operations of 2026 to the three and six month periods of operations of 2025. The tables present the results for each period, the change in those results from 2025 to 2026 in both dollars and percentages and the results for each period as a percentage of net revenue.

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

In addition, as used in the table, “NM” means “not meaningful.”

Three Months Ended July 5, 2026 Compared to Three Months Ended June 29, 2025

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Three
	Three Months Ended,		Change	Change	Months Ended
	July 5,	June 29,	Favorable	Favorable	July 5,	June 29,
	2026	2025	(Unfavorable)	(Unfavorable)	2026	2025
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$14,882	$14,097	$785	5.6%	49.0%	44.9%
Sypris Electronics	15,459	17,329	(1,870)	(10.8)	51.0	55.1
Total	30,341	31,426	(1,085)	(3.5)	100.0	100.0

Cost of sales:
Sypris Technologies	12,136	11,954	(182)	(1.5)	81.5	84.8
Sypris Electronics	16,224	16,888	664	3.9	104.9	97.5
Total	28,360	28,842	482	1.7	93.5	91.8

Gross profit (loss):
Sypris Technologies	2,746	2,143	603	28.1	18.5	15.2
Sypris Electronics	(765)	441	(1,206)	NM	(4.9)	2.5
Total	1,981	2,584	(603)	(23.3)	6.5	8.2

Selling, general and administrative	4,437	4,025	(412)	(10.2)	14.6	12.8
Operating loss	(2,456)	(1,441)	(1,015)	(70.4)	(8.1)	(4.6)

Interest expense, net	502	381	(121)	(31.8)	1.7	1.2
Other expense, net	192	224	32	14.3	0.6	0.7

Loss before taxes	(3,150)	(2,046)	(1,104)	(54.0)	(10.4)	(6.5)
Income tax (benefit) expense, net	(37)	5	42	NM	(0.1)	0.0

Net loss	$(3,113)	$(2,051)	$(1,062)	(51.8)	(10.3)%	(6.5)%

Six Months Ended July 5, 2026 Compared to Six Months Ended June 29, 2025.

				Year Over
			Year Over	Year	Results as Percentage of
			Year	Percentage	Net Revenue for the Six
	Six Months Ended,		Change	Change	Months Ended
	July 5,	June 29,	Favorable	Favorable	July 5,	June 29,
	2026	2025	(Unfavorable)	(Unfavorable)	2026	2025
	(in thousands, except percentage data)
Net revenue:
Sypris Technologies	$27,294	$27,670	$(376)	(1.4)%	48.6%	45.4%
Sypris Electronics	28,858	33,264	(4,406)	(13.2)	51.4	54.6
Total	56,152	60,934	(4,782)	(7.8)	100.0	100.0

Cost of sales:
Sypris Technologies	23,129	23,420	291	1.2	84.7	84.6
Sypris Electronics	30,221	31,564	1,343	4.3	104.7	94.9
Total	53,350	54,984	1,634	3.0	95.0	90.2

Gross profit (loss):
Sypris Technologies	4,165	4,250	(85)	(2.0)	15.3	15.4
Sypris Electronics	(1,363)	1,700	(3,063)	(180.2)	(4.7)	5.1
Total	2,802	5,950	(3,148)	(52.9)	5.0	9.8

Selling, general and administrative	8,860	7,521	(1,339)	(17.8)	15.8	12.3
Operating loss	(6,058)	(1,571)	(4,487)	(285.6)	(10.8)	(2.6)

Interest expense, net	1,032	683	(349)	(51.1)	1.8	1.1
Other expense, net	332	389	57	14.7	0.6	0.6

Loss before taxes	(7,422)	(2,643)	(4,779)	(180.8)	(13.2)	(4.3)
Income tax (benefit) expense, net	(183)	307	490	NM	(0.3)	0.5

Net loss	$(7,239)	$(2,950)	$(4,289)	(145.4)	(12.9)%	(4.8)%

Net Revenue. Sypris Technologies derives its revenue from the sale of forged and finished steel components and subassemblies and high-pressure closures and other fabricated products. Net revenue for Sypris Technologies for the three- and six-month periods ended July 5, 2026 increased $0.8 million and decreased $0.4 million, respectively, from the prior year comparable periods. Energy product sales increased $0.6 million and $2.3 million for the three and six months ended July 5, 2026, respectively, due to improved market conditions in the oil and gas business and timing. Revenue for the commercial vehicle market increased $0.2 million and decreased $2.7 million for the three and six months ended July 5, 2026, respectively, compared to the prior year comparable periods. The commercial vehicle market experienced a cyclical decline in the second half of 2025 and into 2026. The market began to recover in the second quarter and is expected to increase through the second half of 2026 and into 2027.

Sypris Electronics derives its revenue primarily from circuit card and full “box build” manufacturing, high reliability manufacturing and systems assembly and integration. Net revenue for Sypris Electronics decreased $1.9 million and $4.4 million, respectively, for the three and six months ended July 5, 2026, from the prior year comparable periods. The net revenue decrease for the period was primarily attributable to material availability in addition to customer design changes on certain new programs, which pushed out delivery dates.

Gross Profit. Sypris Technologies’ gross profit increased $0.6 million and decreased $0.1 million for the three and six months ended July 5, 2026, respectively, from the prior year comparable periods as a result of the change in volumes. However, unfavorable foreign exchange rates for our Mexican subsidiary had a negative impact on margins for both the three and six months ended July 5, 2026. Gross margin for the three and six months ended July 5, 2026 was 18.5% and 15.3%, respectively, as compared to 15.2% and 15.4%, respectively, for the three and six months ended June 29, 2025.

Sypris Electronics’ gross profit decreased $1.2 million and $3.1 million for the three and six months ended July 5, 2026, respectively, from the prior year comparable periods. The decrease in gross profit for the three and six months ended July 5, 2026 was primarily a result of lower volumes and higher scrap incurred during the period, which included expired material resulting from program delays. Furthermore, Sypris Electronics recorded charges of $0.8 million and $1.0 million related to excess and obsolete inventory during the three and six months ended July 5, 2026, respectively. Additionally, delays of certain customer deliveries has limited our ability to ramp up production to the levels anticipated and resulted in increased costs and decreased operational efficiency. Results for the six-months ended June 29, 2025 included additional gross profit of $0.3 million for a request for equitable adjustment (“REA”) approved during the first quarter of 2025 to offset certain additional costs for scope modifications on a new contract during 2024. While the order backlog for Sypris Electronics supports a stable revenue rate during the balance of 2026, material availability challenges are expected to continue. Gross margin for the three and six months ended July 5, 2026 was a loss of 4.9% and 4.7%, respectively, as compared to 2.5% and 5.1%, respectively, for the three and six months ended June 29, 2025. Gross margins are forecasted to improve as production volumes increase throughout the remainder of 2026.

Selling, General and Administrative. Selling, general and administrative expense increased $0.4 million and $1.3 million for the three and six months ended July 5, 2026, respectively, as compared to the prior year comparable periods. The increase for the three and six month periods was primarily as a result of higher medical claims experience during the current period. The Company experienced an increase in the number of high-cost medical claims during the first six months of 2026 as compared to a favorable experience in the prior year. The Company is self-insured for medical claims with stop loss coverage for claims over $0.3 million. Selling, general and administrative expense increased as a percentage of revenue to 14.6% and 15.8% for the three and six months ended July 5, 2026, respectively, from 12.8% and 12.3%, respectively, for the three and six months ended June 29, 2025.

Income Taxes. The Company’s income tax (benefit) expense, net for the three and six months ended July 5, 2026 and June 29, 2025 consists primarily of currently payable state and local income taxes on domestic operations and foreign income taxes of its Mexican subsidiary.

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

Liquidity, Capital Resources

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of July 5, 2026, a net loss for the six months ended July 5, 2026 and the year ended December 31, 2025, as well as negative cash flow from operating activities for the six months ended July 5, 2026 and the year ended December 31, 2025. The Company’s net inventory increased significantly in 2023, primarily related to contracts with Sypris Electronics’ aerospace and defense customers. Shipments to customers on certain of these contracts were delayed beyond the initial delivery dates, which negatively impacted the cycle time to convert inventory to cash. Additionally, the Company experienced a significant drop in volumes within the Sypris Technologies business attributable to the cyclical decline in the commercial vehicle market in 2025 and into the first quarter of 2026, which led to a corresponding decrease in gross profit. As a result, the Company experienced a liquidity shortfall beginning in the fourth quarter of 2023 and at various times during 2024, 2025 and into 2026. The shipment delays within Sypris Electronics also contributed to an increase in trade payable balances with certain suppliers during 2023 and 2024. The Company successfully negotiated amended payment and other terms on the past due balances with certain suppliers and is continuing to work with suppliers to improve terms and maintain consistency in its supply chain relationships.

The Company received the benefit of additional loans of $3.0 million during the year ended December 31, 2025 from Gill Family Capital Management, Inc. (“GFCM”) to help the Company manage its liquidity. This additional $3.0 million loaned to the Company by GFCM in 2025 was approved by the Audit Committee and provided the Company necessary liquidity. Additionally, during the first quarter of 2026, the Company and GFCM amended the Note to extend the maturity dates for $2.0 million of the obligation to April 1, 2027, $2.0 million to April 1, 2028, $5.0 million to April 1, 2029 and $3.0 million to April 1, 2030 (see Note 10 to the consolidated financial statements in this Quarterly Report on Form 10-Q).

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

Cash Balance. As of July 5, 2026, we had approximately $5.9 million of cash and cash equivalents, of which $0.8 million was held in jurisdictions outside of the U.S. that, if repatriated, could result in withholding taxes.

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

Material Cash Requirements

Gill Family Capital Management Note. The Company has received the benefit of cash infusions from GFCM in the form of secured promissory note obligations totaling $12.0 million in principal as of July 5, 2026 and December 31, 2025 (the “Note”). GFCM is an entity controlled by the Company’s Chairman, President and Chief Executive Officer, Jeffrey T. Gill and one of our directors, R. Scott Gill. GFCM, Jeffrey T. Gill and R. Scott Gill are significant beneficial stockholders of the Company.

As of July 5, 2026, our principal commitment under the Note was $12.0 million, with $2.0 million due on April 1, 2027, $2.0 million on April 1, 2028, $5.0 million due on April 1, 2029, and the balance of $3.0 million due on April 1, 2030. The Note allows for a deferral of payment for up to 100% of the interest due on the Note to April 1, 2027. Interest on the Note is reset on April 1 of each year, at the greater of 8.0% or 500 basis points above the five-year Treasury note average during the preceding 90-day period, in each case, payable quarterly, unless the deferral option is elected.

Loan Agreement. On February 11, 2026, the Company, through its Mexican operations, entered into Mexico Bajio Loan in the amount of approximately $1.2 million to fund working capital needs. The loan is to be paid in monthly installments over a five-year period and bears a fixed interest rate of 10.5% per annum. The balance of the loan as of July 5, 2026, was $1.1 million.

Finance Lease Obligations. As of July 5, 2026, the Company had $4.3 million outstanding under finance lease obligations for both property and machinery and equipment with maturities through 2036 and a weighted average interest rate of 13.3%.

Equipment Financing Obligations. As of July 5, 2026, the Company had $1.2 million outstanding under equipment financing facilities, with payments due through 2031, and a weighted average interest rate of 7.1%.

Purchase Commitments. We had purchase commitments totaling approximately $17.7 million at July 5, 2026, primarily for inventory and manufacturing equipment.

Cash Flows

Operating Activities. Net cash used in operating activities was $0.5 million in the first six months of 2026, as compared to $4.4 million in the same period of 2025. The aggregate increase in accounts receivable in 2026 resulted in a use of cash of $0.7 million primarily as a result of the timing of receipts. The decrease in inventory in 2026 resulted in a source of cash of $0.9 million. The decrease in inventory in 2026 was primarily as a result of shipments within the Sypris Electronics business. A significant portion of the inventory had been purchased in previous periods and was funded through prepayments from customers, which was recorded as contract liabilities. Partially offsetting this was an increase in inventory within Sypris Technologies to support higher volumes expected in the second half of 2026. Accounts payable increased during the first six months of 2026, resulting in cash provided of $2.2 million. The increase in accounts payable was primarily associated with the increase in inventory for our Sypris Technologies business to support the higher volumes expected in the second half of 2026. Accrued and other liabilities increased during the period and provided $1.2 million in the first six months of 2026 as a result of prepayments from customers with Sypris Electronics to fund inventory purchases, which was recorded as contract liabilities, and additional accrued unpaid interest on the Note. Other current assets increased during the first six months of 2026 as a result of timing of prepayments to our suppliers, resulting in a use of cash of $0.5 million.

Investing Activities. Net cash used in investing activities was comprised of capital expenditures of $0.6 million for the first six months of 2026 as compared to $0.2 million for the first six months of 2025.

Financing Activities. Net cash provided by financing activities was $0.3 million for the first six months of 2026 and was comprised of proceeds from the Mexico Bajio Loan of $1.1 million, partially offset by finance lease, equipment financing obligation and debt payments of $0.7 million and $0.2 million for minimum statutory tax withholdings on stock-based compensation. Net cash provided by financing activities was $1.9 million for the first six months of 2025 and was comprised of proceeds from the Note of $3.0 million, partially offset by payments on finance leases and equipment financing obligation of $1.0 million and $0.1 million for minimum statutory tax withholdings on stock-based compensation.

Critical Accounting Policies

See the information concerning our critical accounting policies included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no significant changes in our critical accounting policies during the six months ended July 5, 2026.

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

A number of significant factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Many of these factors are identified in connection with the more specific descriptions contained throughout this report. Other factors which could also materially affect such future results currently include: the fees, costs and supply of, or access to, debt, equity capital, or other sources of liquidity; the termination or non-renewal of existing contracts by customers; our failure to achieve and maintain profitability on a timely basis by steadily increasing our revenues from profitable contracts with a diversified group of customers, which would cause us to continue to use existing cash resources or require us to sell assets to fund operating losses; volatility of our customers’ forecasts and our contractual obligations to meet current scheduling demands and production levels, which may negatively impact our operational capacity and our effectiveness to integrate new customers or suppliers, and in turn cause increases in our inventory and working capital levels; cost, quality and availability or lead times of raw materials such as steel, component parts (especially electronic components), natural gas or utilities including increased cost relating to inflation, as well as the impact of existing or future tariffs, trade restrictions or other changes in trade policy imposed by the United States or foreign governments; our reliance on a few key customers, third party vendors and sub-suppliers; significant delays or reductions due to a prolonged continuing resolution or U.S. government shutdown reducing the spending on products and services that Sypris Electronics provides; risks of foreign operations, including foreign currency exchange rate risk exposure, which could impact our operating results; the cost, quality, timeliness, efficiency and yield of our operations and capital investments, including the impact of inflation, tariffs, product recalls or related liabilities, employee training, working capital, production schedules, cycle times, scrap rates, injuries, wages, overtime costs, freight or expediting costs; inventory valuation risks including excessive or obsolescent valuations or price erosions of raw materials or component parts on hand or other potential impairments, non-recoverability or write-offs of assets or deferred costs; our failure to successfully complete final contract negotiations with regard to our announced contract “orders”, “wins” or “awards”; our ability to maintain compliance with the Nasdaq listing standards, including without limitation minimum closing bid price and stockholders’ equity; our failure to successfully win new business or develop new or improved products or new markets for our products; war, geopolitical conflict, terrorism, political instability, or other disruptions, such as conflicts involving Russia and Ukraine, Israel and Hamas, the U.S., Israel and Iran, and other developments in the Middle East, including those arising out of international sanctions, foreign currency fluctuations and other economic impacts; adverse impacts of new technologies or other competitive pressures which increase our costs or erode our margins; the costs and supply of insurance on acceptable terms and with adequate coverage; unanticipated or uninsured product liability claims, disasters, public health crises, losses or business risks; breakdowns, relocations or major repairs of machinery and equipment, especially in our Toluca Plant; the costs of compliance with our auditing, regulatory or contractual obligations; pension valuation, health care or other benefit costs; dependence on, retention or recruitment of key employees and highly skilled personnel and distribution of our human capital; our reliance on revenues from customers in the oil and gas and automotive markets, with increasing consumer pressure for reductions in environmental impacts attributed to greenhouse gas emissions and increased vehicle fuel economy; labor relations; strikes; union negotiations; disputes or litigation involving governmental, supplier, customer, employee, creditor, stockholder, premises liability, personal injury, product liability, warranty or environmental claims; failure to adequately insure or to identify product liability, environmental or other insurable risks; costs associated with environmental or other claims relating to properties previously owned; our inability to patent or otherwise protect our inventions or other intellectual property rights from potential competitors or fully exploit such rights which could materially affect our ability to compete in our chosen markets; changes in licenses, security clearances, or other legal rights to operate, manage our work force or import and export as needed; cybersecurity threats and disruptions, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical conflicts and other uncertainties, such as the conflict in Ukraine; risks related to owning our common stock, including increased volatility; possible public policy response to a public health emergency, including U.S. or foreign government legislation or restrictions that may impact our operations or supply chain; or risks and uncertainties, including those that are currently unknown or that we currently deem immaterial and the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

During the quarter ended July 5, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Form of 17-month Award Agreement for Grants of Restricted Stock Units.

31(i).1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31(i).2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYPRIS SOLUTIONS, INC.
(Registrant)

Date:	August 18, 2026	By:	/s/ Jeffrey T. Gill
(Jeffrey T. Gill)
President & Chief Executive Officer
(Principal Executive Officer)

Date:	August 18, 2026	By:	/s/ Rebecca R. Eckert
(Rebecca R. Eckert)
Vice President, Chief Accounting Officer and Controller (Principal Financial Officer and Principal Accounting Officer)